Form 10-Q
period 2013-06-30
Rexford Industrial Realty, Inc.
filed 2013-09-03
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36008

Rexford Industrial Realty, Inc.

(Exact name of registrant as specified in its charter)

MARYLAND	46-2024407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11620 Wilshire Boulevard, Suite 1000, Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 966-1680

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding at August 30, 2013 was 25,681,790.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

COMBINED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Land	$189,131,000	$154,413,000
Buildings and improvements	245,207,000	210,657,000
Tenant improvements	13,005,000	12,330,000
Furniture, fixtures, and equipment	188,000	188,000

Total real estate held for investment	447,531,000	377,588,000
Accumulated depreciation	(61,840,000)	(56,626,000)

Investments in real estate, net	385,691,000	320,962,000
Cash and cash equivalents	24,951,000	43,499,000
Restricted cash	2,026,000	1,882,000
Notes receivable	7,876,000	11,911,000
Rents and other receivables, net	685,000	560,000
Deferred rent receivable	3,969,000	3,768,000
Deferred leasing costs and in-place lease intangibles, net	7,805,000	5,012,000
Deferred loan costs, net	1,504,000	1,396,000
Acquired above-market leases, net	1,614,000	179,000
Other assets	4,574,000	1,870,000
Acquisition related deposits	210,000	260,000
Investment in unconsolidated real estate entities	11,486,000	12,697,000
Assets associated with real estate held for sale	—	16,500,000

Total Assets	$452,391,000	$420,496,000

LIABILITIES & EQUITY

Liabilities
Notes payable	$351,187,000	$302,830,000
Accounts payable, accrued expenses and other liabilities	2,518,000	2,589,000
Due to members	—	1,221,000
Interest rate contracts	—	49,000
Acquired below-market leases, net	65,000	39,000
Tenant security deposits	4,623,000	3,753,000
Prepaid rents	603,000	334,000
Liabilities associated with real estate held for sale	—	13,433,000

Total Liabilities	358,996,000	324,248,000

Equity
Rexford Industrial Realty, Inc. Predecessor	11,968,000	11,962,000
Accumulated deficit and distributions	(27,592,000)	(24,653,000)

Total Rexford Industrial Realty, Inc. Predecessor equity	(15,624,000)	(12,691,000)
Noncontrolling interests	109,019,000	108,939,000

Total Equity	93,395,000	96,248,000

Total Liabilities and Equity	$452,391,000	$420,496,000

The accompanying notes are an integral part of these combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

RENTAL REVENUES
Rental revenues	$9,152,000	$6,940,000	$16,932,000	$13,784,000
Tenant reimbursements	1,127,000	706,000	1,974,000	1,413,000
Management, leasing and development services	170,000	106,000	431,000	170,000
Other income	49,000	33,000	167,000	50,000

TOTAL RENTAL REVENUES	10,498,000	7,785,000	19,504,000	15,417,000
Interest income	324,000	449,000	635,000	785,000

TOTAL REVENUES	10,822,000	8,234,000	20,139,000	16,202,000

OPERATING EXPENSES
Property expenses	2,442,000	2,184,000	4,562,000	4,170,000
General and administrative	1,396,000	1,180,000	2,535,000	2,157,000
Depreciation and amortization	3,564,000	2,849,000	6,739,000	6,203,000
Impairment of long-lived assets	—	—	—	—
Other property expenses	444,000	353,000	781,000	629,000

TOTAL OPERATING EXPENSES	7,846,000	6,566,000	14,617,000	13,159,000

OTHER (INCOME) EXPENSE
Acquisition expenses	624,000	167,000	717,000	234,000
Interest expense	4,467,000	4,346,000	8,324,000	8,504,000
Gain on mark-to-market of interest rate swaps	—	(612,000)	(49,000)	(1,223,000)

TOTAL OTHER EXPENSE	5,091,000	3,901,000	8,992,000	7,515,000

TOTAL EXPENSES	12,937,000	10,467,000	23,609,000	20,674,000

Equity in loss from unconsolidated real estate entities	(712,000)	(90,000)	(925,000)	(33,000)
Gain from early repayment of note receivable	—	—	1,365,000	—
Loss on extinguishment of debt	—	—	(37,000)	—

NET LOSS FROM CONTINUING OPERATIONS	(2,827,000)	(2,323,000)	(3,067,000)	(4,505,000)

DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	(180,000)	(145,000)	(86,000)	(68,000)
Loss on extinguishment of debt	(41,000)	—	(250,000)	—
Gain on sale of real estate	2,580,000	—	4,989,000	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,359,000	(145,000)	4,653,000	(68,000)

NET INCOME (LOSS)	(468,000)	(2,468,000)	1,586,000	(4,573,000)

Net (income) loss attributable to noncontrolling interests	(1,818,000)	1,009,000	(3,544,000)	2,942,000

NET LOSS ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR	$(2,286,000)	$(1,459,000)	$(1,958,000)	$(1,631,000)

The accompanying notes are an integral part of these combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Rexford Industrial Realty, Inc. Predecessor	Noncontrolling Interests	Total
Balance as of January 1, 2013	$(12,691,000)	$108,939,000	$96,248,000

Capital contributions	6,000	1,150,000	1,156,000

Equity based compensation expense	—	100,000	100,000

Net income	(1,958,000)	3,544,000	1,586,000

Distributions	(981,000)	(4,714,000)	(5,695,000)

Balance as of June 30, 2013	$(15,624,000)	$109,019,000	$93,395,000

The accompanying notes are an integral part of these combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,586,000	$(4,573,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated real estate entities	925,000	33,000
Depreciation and amortization	6,739,000	6,203,000
Depreciation and amortization included in discontinued operations	157,000	588,000
Amortization of above market lease intangibles	212,000	87,000
Accretion of discount on notes receivable	(94,000)	(176,000)
Loss on extinguishment of debt	287,000	—
Gain on sale of real estate	(4,989,000)	—
Amortization of loan costs	657,000	371,000
Gain on mark-to-market interest rate swaps	(49,000)	(1,223,000)
Deferred interest expense	530,000	527,000
Equity based compensation expense	85,000	—
Gain from early repayment of notes receivable	(1,365,000)	—
Change in working capital components:
Rents and other receivables	(125,000)	(32,000)
Deferred rent receivable	(217,000)	(223,000)
Change in restricted cash	(116,000)	(265,000)
Leasing commissions	(606,000)	(349,000)
Other assets	(1,068,000)	(308,000)
Accounts payable, accrued expenses and other liabilities	(836,000)	(187,000)
Tenant security deposits	495,000	(251,000)
Prepaid rent	194,000	(41,000)

Net cash provided by operating activities	2,402,000	181,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investment in real estate	(73,332,000)	(5,701,000)
Capital expenditures	(1,205,000)	(3,155,000)
Acquisition related deposits	50,000	—
Contributions to unconsolidated real estate entities	—	(2,814,000)
Distributions from unconsolidated real estate entities	237,000	195,000
Change in restricted cash	(71,000)	236,000
Principal repayments of notes receivable	5,494,000	102,000
Disposition of investment in real estate	21,537,000	—

Net cash used in investing activities	(47,290,000)	(11,137,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	55,459,000	4,795,000
Repayment of notes payable	(21,078,000)	(344,000)
Deferred loan costs	(800,000)	(462,000)
Prepaid offering costs	(1,524,000)	—
Capital contributions	1,156,000	6,809,000
Distributions to members	(5,695,000)	(1,094,000)
Reimbursements due to members	(1,221,000)	—
Change in restricted cash	43,000	(87,000)

Net cash provided by financing activities	26,340,000	9,617,000

Net decrease in cash and cash equivalents	(18,548,000)	(1,339,000)
Cash and cash equivalents, beginning of period	43,499,000	20,928,000

Cash and cash equivalents, end of period	$24,951,000	$19,589,000

The accompanying notes are an integral part of these combined financial statements.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.	Overview and Background

Rexford Industrial Realty, Inc. (the “Company,” “we,” “our,” or “us”) is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

On July 24, 2013, we completed our initial public offering (the “IPO”) of 16,000,000 shares common stock and the related formation transactions and concurrent private placement. On August 21, 2013, we issued an additional 451,972 shares of our common stock in connection with the partial exercise of the over-allotment option granted to the underwriters in the IPO.

Because the transactions referenced above did not occur until after June 30, 2013, the historical financial results in the financial statements discussed below relate to our predecessor only. Our predecessor (“Rexford Industrial Realty, Inc. Predecessor”) is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V, LLC, Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries which consists of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”). The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

Prior to our IPO, the Company had no operations other than the issuance of 100 shares of our common stock, $0.01 par value per share, for $100 to Michael Frankel and his affiliate in connection with our initial capitalization, and the collection of approximately $20.4 million of cash from certain accredited investors in advance of the IPO, which was applied towards the purchase of shares of our common stock in our concurrent private placement.

Below is a summary of the industrial properties in our predecessor’s total managed portfolio as of June 30, 2013:

	Number of		Total Portfolio	Effective Portfolio (1)
	Properties	Buildings	Square Feet	Square Feet
RIF I	7	17	1,008,191	963,418
RIF II	8	23	726,905	697,515
RIF III	10	34	914,690	914,690
RIF IV	13	28	921,971	921,971
RIF V	21	55	2,982,470	1,972,324

	59	157	6,554,227	5,469,918

RIF V - Notes receivables	1	5	99,447	99,447

	60	162	6,653,674	5,569,365

(1)	Effective portfolio square feet includes 100% of the square footage of our predecessor’s combined portfolio of 55 properties, and its respective ownership percentage of square footage for our tenants-in-common and joint venture interest properties, which includes 72.24% of Walnut Center Business Park, 70.0% of La Jolla Sorrento Business Park, and 15.0% of 3001-3223 Mission Oaks Boulevard.

Any reference to the number of properties, buildings and square footage are outside the scope of our independent auditor’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Basis of Presentation

The accompanying interim combined financial statements include the accounts of our predecessor. All significant intercompany accounts and transactions have been eliminated in combination. All the outside ownership interests in entities that our predecessor consolidates are included in non-controlling interests. The accompanying interim financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

Our predecessor consolidates all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our combined financial statements.

2.	Summary of Significant Accounting Policies

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the combined statements of operations for all periods presented. A gain on sale, if any, is recognized in the period during which the property is disposed.

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, impairment and/or gain on sale as part of continuing operations.

Held for Sale Assets

Our predecessor classifies properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of ASC Topic 360: Property, Plant, and Equipment, are met. At that time, the assets and liabilities of the property held for sale are presented separately in the combined balance sheet and cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.

Investment in Real Estate

Acquisitions of properties are accounted for utilizing the purchase accounting method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

of acquisition. Transaction costs related to acquisitions are expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, and acquired above- and below-market leases. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an “as-if-vacant” basis. The “as-if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally six months.

Above- and below-market in-place lease intangibles are recorded as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant lease, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease and bargain renewal periods for below market in-place lease intangibles, if applicable.

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in operations for the period.

The values allocated to land, buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated remaining life of 10-30 years for buildings, 20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review real estate assets for recoverability, our predecessor considers current market conditions, as well as their intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our predecessor’s underlying business. If our predecessor’s

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, our predecessor recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

At June 30, 2013 and December 31, 2012, our predecessor’s investment in real estate has been recorded net of a cumulative impairment of $19.6 million.

Income Taxes

Each of RIF I, RIF II, RIF III and RIF IV are limited liability companies but have elected to be taxed as a partnership for tax purposes. As such, the allocated share of net income or loss from the limited liability companies is reportable in the income tax returns of the respective partners and investors. Accordingly, no income tax provision is included in the accompanying combined financial statements.

RIF V REIT has elected to be taxed as a REIT under Sections 856 to 860 of the Code, commencing with its tax period ended December 31, 2010.

To qualify as a REIT, RIF V REIT must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its security holders and satisfy certain other organizational and operating requirements. If RIF V REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if RIF V REIT qualifies for taxation as a REIT, it may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that RIF V REIT has met all of the REIT distribution and technical requirements for the three and six months ended June 30, 2013 and 2012. Accordingly, our predecessor has not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2013 and December 31, 2012, our predecessor has not established a liability for uncertain tax positions.

Revenue Recognition

Our predecessor recognizes revenue from rent, tenant reimbursements and other revenue sources once all of the following criteria are met: persuasive evidence of an arrangement exists, the delivery has occurred or services are rendered, the fee is fixed and determinable and collectability is reasonably assured. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space.

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, our predecessor performs final reconciliations on a lease-by-lease basis and bills or credits each tenant for any cumulative annual adjustments. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Revenues from management, leasing and development services are recognized when the related services have been provided and earned.

The recognition of gains on sales of real estate requires that our predecessor measures the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, our predecessor defers gain recognition and accounts for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, our predecessor further analyzes whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, our predecessor defers the gain and recognizes it when the criteria are met or uses the installment or cost recovery method as appropriate under the circumstances. See Note 3 for a discussion of dispositions.

Segment Reporting

Management views the Company as a single segment based on its method of internal reporting in addition to its allocations of capital and resources.

Recently issued accounting pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to not have any material impact on its combined financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

In April 2013, the FASB issued ASU No. 2013-07 to Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when it ceases operating and begins selling assets to settle debts with creditors. This ASU is effective for fiscal years beginning after December 15, 2012, with early adoption permitted, and should be applied prospectively from the day that liquidation becomes imminent. We do not expect the adoption of this accounting standard to have a material impact on our Combined Financial Statements.

In December 2011, the FASB issued ASU No. 2011-10 to clarify the scope of current GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of this accounting standard update on January 1, 2013 did not have a material impact on our Combined Financial Statements.

3.	Investment in Real Estate

Acquisitions

During the six months ended June 30, 2013, our predecessor acquired four properties consisting of 17 buildings and approximately 740,525 square feet. The properties are located throughout Southern California. The total contract price for these acquisitions was $73.8 million.

During the six months ended June 30, 2012, our predecessor acquired two properties (one located in Southern California and one located in Glenview, Illinois) consisting of five buildings and approximately 145,853 square feet. The total contract price for these acquisitions was $6.4 million.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Our predecessor incurred acquisition expenses of $0.6 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related
Address	Acquisition Date	Land	Buildings and improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired

2013 Acquisitions:
18118-18120 S. Broadway	4/4/2013	$3,013,000	$2,161,000	$274,000	$—	$5,448,000	$16,000	$(57,000)	$5,407,000
8900-8980 Benson Ave., 5637 Arrow Highway	4/9/2013	$1,817,000	$4,590,000	$552,000	$191,000	$7,150,000	$20,000	$(104,000)	$7,066,000
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	4/17/2013	$26,423,000	$25,795,000	$2,568,000	$1,414,000	$56,200,000	$168,000	$(500,000)	$55,868,000
1661 240th St.	5/31/2013	$3,464,000	$1,498,000	$38,000	$—	$5,000,000	$8,000	$(17,000)	$4,991,000

Total		$34,717,000	$34,044,000	$3,432,000	$1,605,000	$73,798,000	$212,000	$(678,000)	$73,332,000

2012 Acquisitions:
1400 S. Campus Ave.	3/7/2012	$2,600,000	$1,631,000	$588,000	$(20,000)	$4,799,000	$13,000	$(529,000)	$4,283,000
500-560 Zenith Dr.	5/1/2012	$658,000	$688,000	$279,000	$—	$1,625,000	$6,000	$(213,000)	$1,418,000

Total		$3,258,000	$2,319,000	$867,000	$(20,000)	$6,424,000	$19,000	$(742,000)	$5,701,000

(1)	The amortization period of acquired in-place lease intangibles for our 2013 acquisitions was 2.7 years as of June 30, 2013.
(2)	The amortization period of net above market leases for our 2013 acquisitions was 2.9 years as of June 30, 2013.

Dispositions

During the six months ended June 30, 2012 our predecessor did not make any dispositions of properties.

A summary of our predecessor property dispositions for the six months ended June 30, 2013 is as follows:

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Debt Satisfied (1)	Gain Recorded (2)
4578 Worth Street	Los Angeles, CA	1/31/2013	79,370	$4,100,000	$2,500,000	$2,410,000

1950 E. Williams Drive	Oxnard, CA	4/4/2013	161,682	$8,542,000	$2,993,000	$415,000

9027 Glenoaks Blvd.	Los Angeles, CA	5/10/2013	14,700	$1,727,000	$1,625,000	$234,000

2515, 2507, 2441 W. Erie Dr. & 2929 S. Fair Lane	Tempe, AZ	5/28/2013	83,385	$5,003,000	$3,531,000	$1,015,000

1255 Knollwood Circle	Anaheim, CA	6/14/2013	25,162	$2,768,000	$2,630,000	$915,000

(1)	Amount represents the principal paid back to the lender to release the property from a larger pool of properties serving as collateral for the respective portfolio loan.
(2)	Gain on sale of real estate is recorded as part of discontinued operations for the three and six months ending June 30, 2013, depending on the date of disposition.

Assets Held for Sale

As of June 30, 2013, our predecessor did not have any properties classified as held for sale. As of December 31, 2012, our Worth Bonnie Beach (4578 Worth Street), Williams (1950 E. Williams Street), Glenoaks (9027 Glenoaks Blvd.), Interstate Commerce Center (2411, 2507 and 2515 Erie Drive) and Knollwood (1225 Knollwood Circle) properties were classified as held for sale.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The major classes of assets and liabilities of real estate held for sale were as follows:

December 31, 2012
Investment in real estate, net	$16,058,000
Other	442,000

Total assets	$16,500,000

Notes payable	$13,279,000
Accounts payable and other liabilities	154,000

Total liabilities	$13,433,000

Discontinued Operations

Income (loss) from discontinued operations includes the results of operations and the gain on sale of real estate related to the disposition properties noted above, the note receivable that was repaid in full (see Note 5), as well as the results of operations of the Long Carson property which was disposed of on October 16, 2012. Their combined results of operations for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$537,000	$391,000	$1,145,000
Operating expenses	(83,000)	(244,000)	(193,000)	(337,000)
Interest expense	(50,000)	(154,000)	(127,000)	(288,000)
Depreciation expense	(47,000)	(284,000)	(157,000)	(588,000)
Loss on extinguishment of debt	(41,000)	—	(250,000)	—
Gain on sale of real estate	2,580,000	—	4,989,000	—

Income (loss) from discontinued operations	$2,359,000	$(145,000)	$4,653,000	$(68,000)

4.	Intangible Assets

The following summarizes our predecessor’s identifiable intangible assets and acquired above/below market lease assets as of:

	June 30, 2013	December 31, 2012

Acquired in-place lease intangibles
Gross amount	$21,506,000	$18,074,000
Accumulated amortization	(16,224,000)	(15,160,000)

Net balance	$5,282,000	$2,914,000

Acquired above market leases
Gross amount	$2,209,000	$565,000
Accumulated amortization	(595,000)	(386,000)

Net balance	$1,614,000	$179,000

Below market leases
Gross amount	$(3,751,000)	$(3,711,000)
Accumulated amortization	3,686,000	3,672,000

Net balance	$(65,000)	$(39,000)

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Notes Receivable

On February 8, 2013 the mortgage note borrower for the 2824 E. Foothill Blvd. loan early repaid the outstanding principal in full. Our predecessor received gross proceeds from this payoff of $5.4 million, including $6,310 in per diem interest, of which $2.5 million was used to repay the loan secured by this note. The remaining proceeds were paid as a distribution to investors in RIF V. Our predecessor recorded a $1.4 million gain on collection of notes receivable during the six months ended June 30, 2013.

The following table summarizes the balance of our notes receivable:

	Face Amount	Unrecognized Non-Accretable Yield	Unrecognized Accretable Yield	Note Receivable

At June 30, 2013:
32401 - 32803 Calle Perfecto	$14,286,000	$(5,816,000)	$(594,000)	$7,876,000

At December 31, 2012:
2824 E. Foothill Blvd.	$5,370,000	—	$(1,394,000)	$3,976,000
32401 - 32803 Calle Perfecto	14,410,000	(5,816,000)	(659,000)	7,935,000

Total	$19,780,000	$(5,816,000)	$(2,053,000)	$11,911,000

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	NOTES PAYABLE

A summary of notes payable of our predecessor is as follows:

	Principal Amount as of
	June 30, 2013		December 31, 2012		Contractual Maturity Date	Interest Rate
Fixed Rate Debt

RIF I Holdings, LLC	$38,764,000		$41,238,000		5/31/2014	6.13%
RIF I - Walnut, LLC	11,350,000		11,350,000		9/1/2013	6.23%
RIF II - Orangethorpe, LLC	—		4,451,000		7/1/2013	5.147% (1)
RIF II - Easy Street, LLC	5,259,000		5,310,000		4/1/2014	5.32% (1)
RIF III Holdings, LLC (Note A)	74,678,000		78,338,000		8/31/2014	5.60% (2)
RIF III Holdings, LLC (Note B)	40,000		410,000		8/31/2014	12.00% (3)
RIF IV Holdings, LLC	65,777,000		—		10/1/2013	6.00%
RIF V - Foothill, LLC	—		2,542,000		9/1/2014	4.00%
RIF V - Calle Perfecto, LLC	5,380,000		5,429,000		9/1/2014 (4)	4.00% (5)
RIV V - Jersey, LLC	5,273,000	(6)	5,355,000	(6)	1/1/2015	5.45% (1)
RIF V - Arroyo, LLC	3,000,000		3,000,000		9/30/2014	4.50%

Variable Rate Debt
RIF I Holdings, LLC	$7,605,000		7,605,000		5/31/2014	LIBOR + 1.00%
RIF I - Mulberry, LLC	5,856,000		5,978,000		5/20/2014 (7)	LIBOR + 2.75%
RIF II - Orangethorpe, LLC	4,423,000		—		7/24/2013 (8)	LIBOR + 1.90%
RIF II Holdings, LLC	40,018,000		40,152,000		7/1/2013	LIBOR + 3.50% (9)
RIF IV Holdings, LLC	—		67,136,000		4/1/2013	LIBOR + 4.00%
RIF V - Grand Commerce Center, LLC	6,000,000		6,000,000		3/4/2014 (4)	LIBOR + 2.75%
RIF V - Vinedo, LLC	3,470,000		3,470,000		8/4/2014 (7)	LIBOR + 2.75%
RIF V - MacArthur, LLC	5,475,000		5,475,000		12/5/2014 (4)	LIBOR + 2.50%
RIF V - Campus, LLC	3,360,000		3,360,000		7/1/2015	LIBOR + 2.50% (10) (11)
RIF V - Golden Valley, LLC	2,900,000		2,900,000		6/1/2015 (4)	LIBOR + 2.75% (12)
RIF V - Cornerstone Portfolio	13,079,000		16,610,000		12/9/2014 (4)	LIBOR + 2.50%
RIF V - Del Norte, LLC	6,730,000		—		3/1/2016	LIBOR + 2.25% (4) (13)
RIF V - Glendale Commerce Center, LLC	42,750,000		—		5/1/2016	LIBOR + 2.00% (4)

	$351,187,000		$316,109,000

Less: Mortgage Loans Associated with Real Estate Held for Sale	—		(13,279,000)

	$351,187,000		$302,830,000

(1)	Monthly payments of interest and principal based on 30-year amortization table.
(2)	Loan bears interest at 5.60%, with the option to pay a minimum interest rate of 4.25% per annum and to have the remaining 1.35% of the interest added to the principal outstanding. We have added $1.8 million and $1.2 million to the principal balance under the payment in kind election as of June 30, 2013 and December 31, 2012, respectively.
(3)	Loan bears interest at 12.00%, with the option to pay a minimum interest rate of 6.00% per annum and to have the remaining 6.00% of the interest accruing added to the principal outstanding.
(4)	Two additional one year extensions available at the borrower’s option.
(5)	Monthly payments will include $8,100 of principal repayment together with accrued interest.
(6)	Includes unamortized debt premium of $0.1 million at June 30, 2013 and December 31, 2012.
(7)	One additional one year extension available at the borrower’s option.
(8)	The loan matures at the earlier of (i) January 1, 2014; (ii) the date on which the IPO is consummated; or (iii) the date on which the Property is sold or assigned. We consummated our IPO on July 24, 2013.
(9)	Loan bears interest at LIBOR + 3.50% per annum through originally schedule maturity date of July 1, 2013, at which point the loan will bear interest at a fixed rate of 6.00% until its extended maturity date of October 1, 2013.
(10)	Monthly payments are interest only until 7/31/13. Commencing on 8/1/13 through the maturity date, monthly payments will include $9,583 of principal repayment together with accrued interest.
(11)	Loan bears interest at the Lender’s Prime Rate or LIBOR + 2.50%, based on our election on a monthly basis, but subject to a Floor Rate of 2.50%.
(12)	Monthly payments are interest only until 6/30/14. Commencing on 7/1/14 through the maturity date, there will be payments of interest and principal based upon a 25-year amortization table.
(13)	Loan bears interest at the Lender’s Prime Rate or LIBOR + 2.25%, based on our election on a monthly basis, but subject to a Floor Rate of 2.50%.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

On March 22, 2013, our predecessor obtained a $6.7 million loan. This loan bears interest at a floating rate of LIBOR +225 basis points per annum, subject to a floor of 2.50%, and matures on March 1, 2016. The loan is secured by our property located at 701 Del Norte Boulevard in Oxnard, California.

On April 1, 2013, our predecessor amended our RIF IV Holdings, LLC loan to extend the maturity to October 1, 2013. The loan bears interest at a rate of 6.0% per annum. At the same time, we also extended the maturity of our RIF II Holdings, LLC loan to October 1, 2013, from an originally scheduled maturity date of July 1, 2013. Effective July 1, 2013, this loan will also bear interest at a rate of 6.0% per annum.

On April 17, 2013, our predecessor obtained a $42.8 million loan. This loan bears interest at a floating rate of LIBOR +200 basis points per annum and matures on May 1, 2016. The loan is secured by our Glendale Commerce Center property located in Los Angeles, California.

On June 28, 2013, our predecessor obtained a $4.4 million loan. The proceeds of this loan were used to pay down the RIF II—Orangethorpe loan scheduled to mature July 1, 2013. This loan bears interest at a floating rate of LIBOR + 190 basis points per annum and matures at the earlier of (i) January 1, 2014, (ii) the date on which the IPO is consummated, or (iii) the date on which the property is sold or assigned.

On July 24, 2013, the day that we consummated our IPO, we entered into a $60.0 million term loan which bears interest at a rate of LIBOR +195 basis points per annum, and matures August 1, 2019. On the same day, we also entered into a $200 million unsecured revolving credit facility, which bears interest at a rate of LIBOR plus a margin of 135 basis points to 205 basis points per annum, depending on our leverage ratio, and matures on July 24, 2016. On July 24, 2013 we made an initial $7.1 million draw on our revolving credit facility.

Using proceeds from the IPO, the concurrent private placement, the term loan and the revolving credit facility, on July 24, 2013 we repaid $303.3 million of the $351.2 million outstanding indebtedness secured by the properties we acquired in our formation transactions. The remaining outstanding indebtedness, which consisted of the $42.8 million Glendale Commerce note and the $5.3 million RIF V—Jersey note, were assumed by us as part of the formation transactions.

7.	Operating Leases

Our predecessor leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the combined statements of operations as tenant reimbursements.

Future minimum base rent for our predecessor under operating leases as of June 30, 2013 is summarized as follows:

Twelve months ending June 30,
2014	$35,080,000
2015	21,356,000
2016	15,381,000
2017	10,603,000
2018	8,108,000
Thereafter	15,194,000

Total	$105,722,000

The future minimum lease payments in the table above exclude (i) tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Interest Rate Contracts

Our predecessor uses interest rate swap agreements to manage our exposure to interest rate movements associated with certain of our existing LIBOR-based variable rate debt. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. None of the interest rate swaps are designated as hedges, and as such, changes in fair value are recognized in earnings under “Gain on mark-to-market of interest rate swaps.” Our predecessor recognized a gain on mark-to-market interest rate swaps of $0.6 million during the three months ending June 30, 2012, and $49,000 and $1.2 million during the six months ending June 30, 2013 and 2012, respectively.

The fair value of each interest rate swap agreement is obtained through independent third-party valuation sources that use widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”). The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which have determined to be insignificant to the overall fair value of our interest rate swap agreements. We recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value, disclosed as “Interest rate contracts.”

The following table is a summary of our predecessor’s interest rate swap agreements as of June 30, 2013 and December 31, 2012:

				Fair Value as of		Notional Amount in Effect as of
Description	Effective Date	Termination Date	Interest Strike Rate	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Rexford Industrial Fund III, LLC	11/15/2006	3/15/2013	5.1100%	—	(49,000)	—	5,000,000

9.	Fair Value Measurements

The FASB fair value framework includes a hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market-based inputs. Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable either directly or indirectly for similar assets and liabilities in active markets. Level 3 inputs are unobservable assumptions generated by the reporting entity.

Recurring Measurements – Interest Rate Contracts

The valuation of our predecessor’s interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected future cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Our predecessor incorporates credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth the liabilities that our predecessor measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap at:
June 30, 2013	$—	$—	$—	$—
December 31, 2012	$49,000	$—	$49,000	$—

Financial Instruments Disclosed at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable, accrued expenses and other liabilities, and tenant security deposits approximate fair value because of their short-term nature.

The fair value of our secured notes payable was estimated by calculating the present value of principal and interest payments, using currently available market rates, adjusted with a credit spread, and assuming the loans are outstanding through maturity.

The following table sets forth the carrying value and the estimated fair value of our predecessor’s notes payable as of June 30, 2013 and December 31, 2012:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Notes Payable at:
June 30, 2013	$356,945,000	$—	$356,945,000	$—	$351,187,000
December 31, 2012	$322,802,000	$—	$322,802,000	$—	$316,109,000

10.	Related Party Transactions

Howard Schwimmer

Our predecessor engaged in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from Mr. Schwimmer are included in management, leasing and development services in the combined statements of operations. Our predecessor recorded $50,000 and $70,000 in management and leasing services revenue for the three months ended June 30, 2013 and 2012, respectively, and $79,000 and $97,000 in management and leasing services revenue for the six months ended June 30, 2013 and 2012.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and Contingencies

Legal

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. On August 21, 2013, an investor in one of our Predecessor Funds sent a purported books and records request under the California Corporations Code seeking information regarding the Predecessor Fund’s manager and members and certain historical tax information.

Environmental

We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our combined financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

12.	Investment in Unconsolidated Real Estate

Our predecessor owned interests in two industrial properties through noncontrolling interests (i) in joint venture entities that that they did not control but over which they exercised significant influence or (ii) as tenants-in-common subject to common control. Our predecessor accounted for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if applicable).

The following table sets forth the ownership interests of our predecessor’s equity method investments in real estate and their respective carrying values. The carrying values of these investments are affected by the timing and nature of distributions:

		Carrying Value at
Investment Property	Ownership Interest	June 30, 2013	December 31, 2012
10439-10477 Roselle St. (1)	70.00%	$8,692,000	$9,988,000
3001-3223 Mission Oaks Boulevard	15.00%	2,794,000	2,709,000

		$11,486,000	$12,697,000

(1)	This is a tenancy-in-common interest in which control is shared equally with the other tenant-in-common partners. As part of the IPO, we acquired the 30% tenancy-in-common interest not previously owned by us.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables present combined summarized financial information of our predecessor’s equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,099,000	$317,000	$4,245,000	$571,000
Expenses	(3,147,000)	(1,402,000)	(5,368,000)	(1,658,000)

Net income (loss)	$(1,048,000)	$(1,085,000)	$(1,123,000)	$(1,087,000)

	June 30, 2013	December 31, 2012
Assets	$69,990,000	$71,242,000
Liabilities	(42,201,000)	(42,265,000)

Partners’/members’ equity	$27,789,000	$28,977,000

Our predecessor’s unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $0.1 million and $12,000 during the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $18,000 during the six months ended June 30, 2013 and 2012, respectively. We recognized management, leasing and development fees of $0.1 million and $8,000 for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $13,000 for the six months ended June 30, 2013 and 2012, respectively, which has been recorded in management, leasing and development services.

13.	Equity

Controlling interests in our predecessor company include the interests owned by partners of RILLC, and Rexford Sponsor V, LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our predecessor’s financial statements as of June 30, 2013 and December 31, 2012.

The continuing investors (including our predecessor’s principals and executive officers) that received Operating Partnership units in the formation transactions comprise the noncontrolling interests in our Operating Partnership, subsequent to our IPO.

Equity distributions by our Predecessor Funds are allocated between the general partner and limited partners (collectively “Partners”) in accordance with each Fund’s operating agreements. Generally this provides for distributions to be allocated to Partners, pari passu, in accordance with their respective percentage interests. After Partners have exceeded certain cash distribution thresholds, as defined in each Predecessor Fund’s operating agreement, then the general partner may receive incentive promote cash distributions commensurate with the cash return performance hurdles also detailed in the Predecessor Fund’s operating agreement. Each Fund’s operating agreement generally provides for income, expenses, gains and losses to be allocated in a manner consistent with cash distributions described above.

During November and December 2012, our predecessor granted to its employees a 9% equity interest in Rexford Fund V Manager, LLC’s profits interest in RIF V. An additional 2% equity interest was granted in January 2013. Rexford Fund V Manager, LLC is the controlling member of RIF V and is a wholly-owned subsidiary of Rexford Sponsor V, LLC. The fair value of these interests has been estimated to be approximately $1.0 million which will be amortized over the vesting period using the accelerated attribution method to the extent the required achievement and vesting of these interests remain probable. The equity interests are considered performance-based equity interests and are subject to graded vesting over the shorter of a 7-year period or the dissolution date of Rexford Fund V Manager, LLC. On July 24, 2013, the day we consummated our IPO, Rexford Fund V Manager, LLC was dissolved.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Our predecessor expensed $20,000 and $0 during the three months ended June 30, 2013 and 2012, respectively and $85,000 and $0 during the six months ended June 30, 2013 and 2012, respectively, related to these equity awards.

As of June 30, 2013 and December 31, 2012, RIF V had unfunded capital commitments of $37.5 million and $39.0 million, respectively.

14.	Subsequent Events

On July 24, 2013 (i) we issued a total of 16,000,000 shares of our common stock in our IPO in exchange for net proceeds of approximately $208.5 million in cash; (ii) we issued a total of 3,358,311 shares of our common stock in exchange for gross proceeds of $47.0 million cash; (iii) in our formation transactions, we acquired certain assets of our predecessor in exchange for the assumption or discharge of $303.3 million in indebtedness, the payment of $7.2 million in cash, the issuance of 3,697,086 common units of our operating partnership and 4,947,558 shares of our common stock and (iv) entered into a $60.0 million term loan and a $200 million senior unsecured revolving credit facility.

On July 30, 2013 we acquired the property located at 8101-8117 Orion Avenue in Van Nuys, CA for a contract price of $5.6 million, using proceeds from our revolving credit facility. The property consists of one multi-tenant industrial building totaling 48,388 square feet situated on 1.89 acres of land.

On August 7, 2013 we acquired the property located at 18310-18330 Oxnard Street in Tarzana, CA for a contract price of $8.4 million, using proceeds from our revolving credit facility. The property consists of one multi-tenant industrial building totaling 75,288 square feet situated on 3.11 acres of land.

On August 21, 2013, we issued a total of 451,972 shares of our common stock pursuant to a partial exercise by the underwriters of their IPO over-allotment option, in exchange for proceeds of $5.9 million, net of the underwriters discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the combined financial statements of Rexford Industrial Realty, Inc. Predecessor and the related notes thereto that appear in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. The terms “Company,” “we,” “us,” and “our” refer to Rexford Industrial Realty, Inc. and its consolidated subsidiaries except where the context otherwise requires.

Forward-Looking Statements

We make statements in this quarterly report that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the competitive environment in which we operate

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	potential defaults on or non-renewal of leases by tenants;

•	potential bankruptcy or insolvency of tenants;

•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	potential natural disasters such as earthquakes, wildfires or floods;

•	national, international, regional and local economic conditions;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or REIT tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to qualify and maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in this report.

Overview and Background

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P., of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. We are organized and conduct our operations to qualify as a REIT under the Code and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns three properties located in Ventura County.

On July 24, 2013, we completed our initial public offering (the “IPO”) of 16,000,000 shares common stock and the related formation transactions and concurrent private placement. On August 21, 2013, we issued an additional 451,972 shares of our common stock in connection with the partial exercise of the over-allotment option granted to the underwriters in the IPO.

Because the transactions referenced above did not occur until after June 30, 2013, the historical financial results in the financial statements discussed below relate to our predecessor only. Our predecessor (“Rexford Industrial Realty, Inc. Predecessor”) is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V, LLC, Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries which consists of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries.

Factors That May Influence Future Results of Operations

Business and Strategy

We expect to continue our predecessor’s investment strategy of acquiring leased, partially leased, distressed, on- and off-market and lightly marketed industrial properties primarily in Southern California infill industrial markets, through equity investments and/or acquiring debt instruments. We believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable returns which are attractive in light of the associated risks. Future results of operations may be affected, either positively or negatively, by our ability to execute this strategy.

Rental Revenue and Tenant Reimbursements

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties.

Occupancy Rates. As of June 30, 2013, properties owned by our predecessor were approximately 88.3% occupied and 89.8% leased. The difference between our occupancy rate and leased rate is attributed to our uncommenced leases. Our occupancy rate is impacted by market conditions in the areas in which we operate. In particular, we have generally experienced more challenging market conditions and slower recovery in San Diego county, where our properties were 83.4% occupied as of June 30, 2013. By way of comparison, our Los Angeles county properties and Orange county properties were 90.9% and 88.1% occupied, respectively, as of June 30, 2013. Recently, we have noted gradual improvements in market conditions in our markets generally, as evidenced both by improved leasing velocity and stabilization of rental rates. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating below market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, three of our properties, representing 207,333 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 90.6% occupied as of June 30, 2013. Through June 30, 2013, we entered into 32 leases (excluding renewals) that had not commenced as of June 30, 2013, representing 150,968 square feet, or an additional 2.3% of our total rentable square feet (net of renewals). We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity. In 2012, we entered into 172 new leases covering approximately 833,754 square feet and renewed 194 leases covering approximately 1,056,558 square feet, while 102 leases covering approximately 508,441 square feet terminated. In the six months ended June 30, 2013, we entered into 90 new leases covering approximately 548,901 square feet and renewed 114 leases covering approximately 582,093 square feet, while 62 leases covering approximately 182,265 square feet terminated. Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego county, have been slower to recover.

Rental Rates. Of the 194 leases that we renewed in 2012, the rental rates under the renewed leases were approximately 1.6% below the expiring rent on a weighted average basis and of the 114 leases that we renewed in the six months ended June 30, 2013, the rental rates under the renewed leases were approximately 1.2% below the expiring rent on a weighted average basis. We believe that the marginal decreases in rental rates on renewed leases generally reflects the uneven market recovery in our markets, and in particular in San Diego county. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired seven properties in 2012 and six additional properties in 2013 as of August 31, 2013. At the time of acquisition of these properties, our underwriting and what we believe to be our value-oriented purchase prices factored in anticipated roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and adverse developments that affect the ability of our tenants to fulfill their lease obligations, such as tenant bankruptcies, could adversely affect our ability to maintain or increase occupancy or rental rates at our properties. Adverse developments or trends in one or more of these factors could adversely affect our rental revenue in future periods.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of June 30, 2013, in addition to approximately 641,450 rentable square feet of currently available space in our properties, leases representing approximately 14.0% and 27.2% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2013 and December 31, 2014, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” in the six month ended June 30, 2013 and the year ended December 31, 2012 we renewed approximately 64.8% and 66% of leases scheduled to expire, which renewed leases represented approximately 76.2% and 67.5% of the aggregate rentable square footage under all expiring leases in those years, respectively.

The leases scheduled to expire during the years ending December 31, 2013 and December 31, 2014 represent approximately 17.2% and 30.1%, respectively, of the total annualized rent for our portfolio. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2013 and 2014 are currently at or slightly above current market rents. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2013 and 2014 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As part of our formation transactions, we acquired Rexford Industrial Realty and Management, Inc., which we refer to as the services company. The services company is wholly owned, indirectly, by our Operating Partnership. We will elect, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

Conditions in Our Markets

The properties in our initial portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in this market may affect our overall performance.

Rental Expenses

Our rental expenses generally consist of utilities, real estate taxes, insurance and site repair and maintenance costs. For the majority of our properties, our rental expenses are controlled, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. However, the terms of our leases vary and in some instances we may absorb rental expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through rental expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from approximately 31 employees presently to between 35 and 40 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of our predecessor are based upon its combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of significant accounting policies in note 2 to the combined financial statements. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial condition and results of operations. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our or our predecessor’s results of operations and financial condition to those of other companies.

The following discussion of critical accounting policies uses “we” and “Rexford Industrial Realty, Inc. Predecessor” interchangeably. Except where specifically stated otherwise, we expect the critical accounting policies of Rexford Industrial Realty, Inc. to be substantially similar to those of Rexford Industrial Realty, Inc. Predecessor.

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Changes in estimates could affect our financial position and specific items in our results of operations that are used by the users of our financial statements in their evaluation of our performance. Of the accounting policies discussed in Note 2 to the combined financial statements, the accounting policies presented below have been identified by us as critical accounting policies.

Investments in Real Estate

We generally acquire individual properties, and, in some instances, a portfolio of properties. When we acquire individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt, intangible assets related to above and below market leases, value of costs to obtain tenants, and other assumed assets and liabilities. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon our estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “rental revenues” or “real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Capitalization of Costs and Depreciation and Amortization

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

Real estate, including land, building and land improvements, tenant improvements, and furniture, fixtures and equipment, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regards to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation and amortization expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

As discussed above in investments in real estate, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in the combined financial statements of Rexford Industrial Realty, Inc. Predecessor over the shorter of the expected life of such assets and liabilities or the remaining lease term.

Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods.

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our combined financial statements.

Historical Results of Operations of Rexford Industrial Realty, Inc. Predecessor

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the six months ended June 30, 2013 and the period from April 1, 2012 through December 31, 2012. Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties in our initial portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our initial portfolio that were wholly-owned by us as of April 1, 2012 and still owned as of June 30, 2013, and excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during the six months ended June 30, 2013 and the period from April 1, 2012 through December 31, 2012.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our combined financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/	%	For the Three Months Ended		Increase/	%
	6/30/2013	6/30/2012	(Decrease)	Change	6/30/2013	6/30/2012	(Decrease)	Change

RENTAL REVENUES
Rental revenues	$7,564,000	$6,873,000	$691,000	10.1%	$9,152,000	$6,940,000	$2,212,000	31.9%
Tenant reimbursements	884,000	684,000	200,000	29.2%	1,127,000	706,000	421,000	59.6%
Management, leasing and development services	—	—	—	0.0%	170,000	106,000	64,000	60.4%
Other income	42,000	36,000	6,000	16.7%	49,000	33,000	16,000	48.5%

TOTAL RENTAL REVENUES	8,490,000	7,593,000	897,000	11.8%	10,498,000	7,785,000	2,713,000	34.8%
Interest income	324,000	250,000	74,000	29.6%	324,000	449,000	(125,000)	–27.8%

TOTAL REVENUES	8,814,000	7,843,000	971,000	12.4%	10,822,000	8,234,000	2,588,000	31.4%

EXPENSES
Property expenses	2,141,000	2,207,000	(66,000)	–3.0%	2,442,000	2,184,000	258,000	11.8%
General and administrative	—	—	—	0.0%	1,396,000	1,180,000	216,000	18.3%
Depreciation and amortization	2,876,000	2,981,000	(105,000)	–3.5%	3,564,000	2,849,000	715,000	25.1%
Other property expenses	303,000	280,000	23,000	8.2%	444,000	353,000	91,000	25.8%

TOTAL OPERATING EXPENSES	5,320,000	5,468,000	(148,000)	–2.7%	7,846,000	6,566,000	1,280,000	19.5%

OTHER (INCOME) EXPENSE
Acquisition expenses	—	—	—	0.0%	624,000	167,000	457,000	273.7%
Interest expense	4,195,000	4,960,000	(765,000)	–15.4%	4,467,000	4,346,000	121,000	2.8%
Gain on mark-to-market interest rate swaps	—	—	—	0.0%	—	(612,000)	612,000	–100.0%

TOTAL OTHER EXPENSE	4,195,000	4,960,000	(765,000)	–15.4%	5,091,000	3,901,000	1,190,000	30.5%

TOTAL EXPENSES	9,515,000	10,428,000	(913,000)	–8.8%	12,937,000	10,467,000	2,470,000	23.6%

Equity in loss of unconsolidated real estate entities	—	—	—		(712,000)	(90,000)	(622,000)
Gain from early repayment of note receivable	—	—	—		—	—	—
Loss on extinguishment of debt	—	—	—		—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(701,000)	(2,585,000)	1,884,000		(2,827,000)	(2,323,000)	(504,000)

DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	—	—	—		(221,000)	(145,000)	(76,000)
Gain on sale of real estate	—	—	—		2,580,000	—	2,580,000

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—		2,359,000	(145,000)	2,504,000

NET LOSS	(701,000)	(2,585,000)	1,884,000		(468,000)	(2,468,000)	2,000,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.7 million, or 10.1%, and $2.2 million, or 31.9%, respectively, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in our Same Properties Portfolio is primarily due to a 10.4% increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the four properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.2 million, or 29.2%, and $0.4 million or 59.6%, respectively, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in our Same Properties Portfolio is primarily due to a 10.4% increase in our average occupancy for comparable periods and an increase in common area maintenance recoveries related to prior year reconciliations. The Total Portfolio tenant reimbursement revenue was also positively impacted by the revenues from the four properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012.

Management, Leasing and Development Services

Total Portfolio management, leasing, and development services revenue increased $0.1 million or 60.4% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to additional management fee revenues from the properties that our JV acquired in June 2012. There are no management, leasing and development fees allocable to the Same Properties Portfolio.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 25.3% and 23.8% respectively during the three months ended June 30, 2013 from 29.2% and 28.6%, respectively, during the three months ended June 30, 2012, due to operational efficiencies resulting from a decrease in our fixed costs, primarily real estate taxes, as a percentage of rental revenues. The decreases in our Total Portfolio property expenses were partially offset by the incremental expenses from the four properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012.

General and Administrative

Total Portfolio general and administrative expenses increased $0.2 million, or 18.3%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to higher corporate expenses resulting from additional head count.

Depreciation and Amortization

Total Portfolio depreciation and amortization expenses increased $0.7 million, or 25.1%, due to incremental expenses from the four properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012, partially offset by a decrease in amortization expense due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated in 2012.

Other Property Expenses

Our Total Portfolio other property expenses increased $0.1 million, or 25.8%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, mainly due to an increase in property overhead expenses in our Total Portfolio.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.5 million, or 273.7%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to higher expenses incurred for 2013 transactions.

Interest Expense

Same Properties Portfolio interest expense decreased $0.8 million, or 15.4%, and Total Portfolio interest expense increased $0.1 million, or 2.8%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to the expiration of our interest rate swaps during 2012 and 2013, which was partially offset by increased interest expense as a result of additional debt incurred in 2013.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $0.6 million, or 100.0%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to the expiration of our interest rate swaps during 2012 and 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks. Our share of the loss totaled $0.7 million for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012. The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during the three months ended June 30, 2013.

Discontinued Operations

Our income from discontinued operations of $2.4 million for the three months ended June 30, 2013 is comprised primarily of the gain related to the disposition of our properties located at 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed property. Our loss from discontinued operations of $0.1 million for the three months ended June 30, 2012 is comprised of loss from operations for the six properties classified as held for sale.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the six months ended June 30, 2013 and the year ended December 31, 2012. Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties in our initial portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our initial portfolio that were wholly-owned by us as of January 1, 2012 and still owned as of June 30, 2013, and excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during the six months ended June 30, 2013 and the year ended December 31, 2012.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our combined financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	For the Six Months Ended		Increase/	%	For the Six Months Ended		Increase/	%
	6/30/2013	6/30/2012	(Decrease)	Change	6/30/2013	6/30/2012	(Decrease)	Change

RENTAL REVENUES
Rental revenues	$14,587,000	$13,565,000	$1,022,000	7.5%	$16,932,000	$13,784,000	$3,148,000	22.8%
Tenant reimbursements	1,670,000	1,391,000	279,000	20.1%	1,974,000	1,413,000	561,000	39.7%
Management, leasing and development services	—	—	—	0.0%	431,000	170,000	261,000	153.5%
Other income	160,000	48,000	112,000	233.3%	167,000	50,000	117,000	234.0%

TOTAL RENTAL REVENUES	16,417,000	15,004,000	1,413,000	9.4%	19,504,000	15,417,000	4,087,000	26.5%
Interest income	572,000	500,000	72,000	14.4%	635,000	785,000	(150,000)	–19.1%

TOTAL REVENUES	16,989,000	15,504,000	1,485,000	9.6%	20,139,000	16,202,000	3,937,000	24.3%

EXPENSES
Property expenses	3,977,000	4,085,000	(108,000)	–2.6%	4,562,000	4,170,000	392,000	9.4%
General and administrative	—	—	—	0.0%	2,535,000	2,157,000	378,000	17.5%
Depreciation and amortization	5,933,000	6,447,000	(514,000)	–8.0%	6,739,000	6,203,000	536,000	8.6%
Other property expenses	588,000	485,000	103,000	21.2%	781,000	629,000	152,000	24.2%

TOTAL OPERATING EXPENSES	10,498,000	11,017,000	(519,000)	–4.7%	14,617,000	13,159,000	1,458,000	11.1%

OTHER (INCOME) EXPENSE
Acquisition expenses	—	—	—	0.0%	717,000	234,000	483,000	206.4%
Interest expense	7,982,000	8,895,000	(913,000)	–10.3%	8,324,000	8,504,000	(180,000)	–2.1%
Gain on mark-to-market interest rate swaps	—	—	—	0.0%	(49,000)	(1,223,000)	1,174,000	–96.0%

TOTAL OTHER EXPENSE	7,982,000	8,895,000	(913,000)	–10.3%	8,992,000	7,515,000	1,477,000	19.7%

TOTAL EXPENSES	18,480,000	19,912,000	(1,432,000)	–7.2%	23,609,000	20,674,000	2,935,000	14.2%

Equity in loss of unconsolidated real estate entities	—	—	—		(925,000)	(33,000)	(892,000)
Gain from early repayment of note receivable	—	—	—		1,365,000	—	1,365,000
Loss on extinguishment of debt	—	—	—		(37,000)	—	(37,000)

NET LOSS FROM CONTINUING OPERATIONS	(1,491,000)	(4,408,000)	2,917,000		(3,067,000)	(4,505,000)	1,438,000

DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	—	—	—		(336,000)	(68,000)	(268,000)
Gain on sale of real estate	—	—	—		4,989,000	—	4,989,000

INCOME FROM DISCONTINUED OPERATIONS	—	—	—		4,653,000	(68,000)	4,721,000

NET (LOSS) INCOME	(1,491,000)	(4,408,000)	2,917,000		1,586,000	(4,573,000)	6,159,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $1.0 million, or 7.5%, and $3.1 million, or 22.8%, respectively, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in our Same Properties Portfolio is primarily due to an 8.3% increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the four properties we acquired during 2013 and the four properties we acquired during 2012.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.3 million, or 20.1%, and $0.6 million or 39.7%, respectively, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in our Same Properties Portfolio is primarily due to an 8.3% increase in our average occupancy for comparable periods. The Total Portfolio tenant reimbursement revenue was also positively impacted by reimbursement revenues from the four properties we acquired during 2013 and the four properties we acquired during 2012.

Management, Leasing and Development Services

Total Portfolio management, leasing, and development services revenue increased $0.3 million or 153.5% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to additional management fee revenues from the properties that our JV acquired in June 2012. There are no management, leasing and development fees allocable to the Same Properties Portfolio.

Other Operating Income

Total Portfolio other operating income increased $0.1 million, or 234.0%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to receipt of construction easement income at one of our properties.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 24.5% and 24.1% respectively during the six months ended June 30, 2013 from 27.3% and 27.4%, respectively, during the six months ended June 30, 2012, due to operational efficiencies resulting from a decrease in our fixed costs, primarily real estate taxes, as a percentage of rental revenues. The decreases in our Total Portfolio property expenses were partially offset by the incremental expenses from the four properties we acquired during 2013 and four properties we acquired during 2012.

General and Administrative

Total Portfolio general and administrative expenses increased $0.4 million, or 17.5%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to higher corporate expenses resulting from additional head count.

Depreciation and Amortization

Same Properties Portfolio depreciation and amortization expenses decreased $0.5 million, or 8.0%, due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated during 2012, while Total Portfolio depreciation and amortization expenses increased $0.5 million, or 8.6%, due to incremental expenses from the four properties we acquired during 2013 and the four properties we acquired during 2012.

Other Property Expenses

Same Properties Portfolio and Total Portfolio other property expenses increased $0.1 million, or 21.2%, and $0.2 million, or 24.2%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, mainly due to an increase in property overhead expenses in our Total Portfolio.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.5 million, or 206.4%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to higher expenses incurred for 2013 transactions.

Interest Expense

Same Properties Portfolio and Total Portfolio interest expense decreased $0.9 million, or 10.3%, and $0.2 million, or 2.1% respectively, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to the expiration of our interest rate swaps during 2012 and 2013, which was partially offset by increased interest expense as a result of additional debt incurred in 2012. The Total Portfolio was partially offset by the interest expense for the new acquisitions in 2013.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $1.2 million, or 96.0%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to the expiration of our interest rate swaps during 2012 and 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks. The Mission Oaks properties were acquired on June 28, 2012, and as a result, do not have comparable operating results for the periods presented. Our share of the loss totaled $0.9 million for the six months ended June 30, 2013, compared to $33,000 for the six months ended June 30, 2012. The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during the six months ended June 30, 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the six months ended June 30, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California, or the Foothill Note.

Loss on Extinguishment of Debt

The loss on extinguishment of debt for the six months ended June 30, 2013 is comprised of the loss related to the repayment of debt secured by the Foothill Note and property dispositions which were both repaid early.

Discontinued Operations

Our income from discontinued operations of $4.7 million for the six months ended June 30, 2013 is comprised primarily of the gain related to the disposition of our property located at 4578 Worth Street, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed property. Our loss from discontinued operations of $68,000 for the six months ended June 30, 2012 is comprised of loss from operations for the six properties classified as held for sale.

Liquidity and Capital Resources

We believe that the completion of our IPO has improved our financial position through changes in our capital structure, including a reduction in our leverage. Our predecessor had total indebtedness of $351.2 million as of June 30, 2013. After the completion of our IPO, concurrent private place and formation transactions, our total indebtedness on July 31, 2013 was $120.7 million, reflecting a debt to total market capitalization of approximately 22.9%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors, officers and employees, plus the aggregate value of common units not owned by us, plus the value of our total consolidated indebtedness. We had approximately $2.0 million of cash as at July 24, 2013, immediately following the completion of these transactions.

Concurrently with the closing of the IPO, we also entered into a $200 million senior unsecured revolving credit facility, of which $124.3 million is available to us as of July 31, 2013. Subsequent to the completion of our IPO, on August 21, 2013, we issued a total of 451,972 shares of our common stock pursuant to a partial exercise by the underwriters of their IPO over-allotment option, in exchange for proceeds of $5.9 million, net of the underwriters discount. We intend to use these proceeds and our revolving credit facility for general corporate purposes, including property acquisitions, redevelopment and repositioning opportunities and working capital requirements.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future dividends expected to be paid to our common stockholders and distributions to holders of common units following completion of the offering.

We intend to satisfy our short-term liquidity requirements through net cash flow from operating activities, the proceeds of our IPO, the concurrent private placement and the partial exercise of the over-allotment option, and borrowings available under our revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, issuance of equity securities, and if necessary, borrowings available under our revolving credit facility.

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of July 31, 2013, after paydowns using the proceeds from our IPO and the term loan that we put in place at the completion of the IPO (in thousands):

	Payments by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)

Principal payments (1)	$120,689	$—	$—	$5,189	$55,500	$—	$60,000
Interest payments - fixed rate debt	448	143	281	24	—	—	—
Interest payments - variable rate debt (2)	11,013	1,042	2,500	2,500	1,737	1,252	1,982

Total	$132,150	$1,185	$2,781	$7,713	$57,237	$1,252	$61,982

(1)	Does not include indebtedness outstanding on the three properties owned indirectly by the JV in which we own a 15% interest.
(2)	Based on the 30-day LIBOR rate of 0.18643% for our term loan and the Glendale Commerce Center loan, and 30-day LIBOR rate of 0.19003% for our revolving credit facility. These are the rates in effect on July 31, 2013 based on the rate definition per the loans documents.

Consolidated Indebtedness

At July 31, 2013, we had total indebtedness of approximately $120.7 million, including approximately $12.8 million outstanding under our revolving credit facility, $60.0 million of secured indebtedness under our term loan and approximately $47.9 million of secured indebtedness that was assumed as part of the formation transactions. Additionally, there was approximately $6.2 million of secured indebtedness allocable to our 15% joint venture interest in the three properties owned indirectly by the JV which is not reflected on our balance sheet. The weighted average interest rate on our total consolidated indebtedness is 2.2% (based on the LIBOR rates in effect on July 31, 2013 based on the rate definition per the loan documents and a margin of 135 basis points on our revolving credit facility). As of July 31, 2013, approximately $115.5 million (representing the outstanding principal amount under our term loan, the revolving credit facility and one of the secured loans that was assumed as part of our formation transactions), or approximately 95.7%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth our consolidated indebtedness as of July 31, 2013:

	Principal (dollars in thousands)	Interest Rate	Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
10700 Jersey Blvd	$5,189	5.45%	5.45000%		1/1/2015

Variable Rate Debt
Term Loan	60,000	LIBOR + 1.90%	2.08643	% (1)	8/1/2019 (2)
Revolving Credit Facility	12,750	LIBOR + 1.35%	1.54003	% (3)	7/24/2016 (4)
Glendale Commerce Center	42,750	LIBOR + 2.00%	2.18643	% (1)	5/1/2016 (4)

Subtotal	$115,500

Total/Weighted Average	$120,689		2.20874%

(1)	Based on a 30-day LIBOR rate of 0.18643% as of July 31, 2013 as defined per the loans documents.
(2)	With one 1-year option to extend, provided that certain conditions are satisfied.
(3)	Based on a 30-day LIBOR rate of 0.19003% as of July 31, 2013 as defined per the loans documents.
(4)	With two 1-year option to extend, provided that certain conditions are satisfied.

The following table sets forth our allocated share of secured indebtedness outstanding on three properties owned directly by the JV, in which we own a 15% interest, as of July 31, 2013:

	Principal (1) (dollars in thousands)	Interest Rate	Effective Interest Rate (2)	Contractual Maturity Date (3)

3001 Mission Oaks Blvd	$2,011	LIBOR + 2.50%	2.75%	6/28/2015
3175 Mission Oaks Blvd	3,094	LIBOR + 2.50%	2.75%	6/28/2015
3233 Mission Oaks Blvd	1,120	LIBOR + 2.50%	2.75%	6/28/2015

Total/Weighted Average	$6,225

(1)	Represents 15% of the principal amount of the JV debt based on our 15% interest in the JV.
(2)	Based on a 30-day LIBOR rate of 0.25% as of July 31, 2013 as defined per the loans documents.
(3)	With two 1-year options to extend, provided that certain conditions are satisfied.

Certain of our loan agreements contain financial covenants. The Glendale Commerce Center loan described above contains a debt service coverage ratio requirement that is tested quarterly, and a debt service coverage ratio requirement and a loan-to-value ratio requirement that are tested each time we exercise an option to extend the maturity date of the loan. In addition, pursuant to the terms of the Glendale Commerce Center loan, we must also meet certain liquidity and net worth requirements that are tested annually.

The Mission Oaks Boulevard loans described above each contain a combined debt yield ratio requirement that is tested annually, and a combined debt service coverage ratio requirement and a combined loan-to-value ratio requirement that are tested each time the borrowers of the Mission Oaks Blvd loans exercise an option to extend the maturity date of the loans. We and the borrowers of the Mission Oaks Blvd loans are currently in compliance with the financial covenants and net worth liquidity requirements in our and their respective loan agreements. The Glendale Commerce Center loan and the Mission Oaks Blvd loans also each contain cross-default provisions with respect to certain of our other indebtedness, and the Mission Oaks Blvd loans are cross-collateralized with each other.

Our ability to borrow under the revolving credit facility will be subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum recourse debt ratio, a minimum fixed charge coverage ratio, an unencumbered debt yield ratio, and a minimum tangible net worth requirement. Additionally, under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). The revolving credit facility also includes cross-default provisions with respect to certain of our other indebtedness.

Off Balance Sheet Arrangements

As of June 30, 2013, neither Rexford Industrial Realty, Inc. nor our predecessor, had any off-balance sheet arrangements other than the two unconsolidated real estate entities which have been disclosed in the notes to our combined financial statements.

Cash Flows of Rexford Industrial Realty, Inc. Predecessor

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following table summarizes the historical cash flows of Rexford Industrial Realty, Inc. Predecessor for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Cash provided by operating activities	$2,402	$181
Cash used in investing activities	$(47,290)	$(11,137)
Cash provided by financing activities	$26,340	$9,617

Net cash provided by operating activities. Net cash provided by operating activities increased by $2.2 million to $2.4 million for the six months ended June 30, 2013 compared to $0.2 million for the six months ended June 30, 2012. The increase was primarily attributable to incremental cash flows from property acquisitions completed during 2013 and 2012 and lower cash interest paid due to the expiration of various interest rate swaps during 2012, partially offset by expenditures toward the completion of our new corporate offices and the payment of bonuses during 2013.

Net cash used in investing activities. Net cash used in investing activities increased by $36.2 million to $47.3 million for the six months ended June 30, 2013 compared $11.1 million for the six months ended June 30, 2012. The increase is primarily attributable to a net increase of $65.7 million paid toward acquisitions and construction and development projects for comparable periods, partially offset by $21.5 million received from property dispositions and $5.4 million from the Foothill note receivable repayment during the six months ended June 30, 2013, and contributions of $2.8 million for an investment in a joint venture in 2012.

Net cash provided by financing activities. Net cash provided by financing activities increased by $16.7 million to $26.3 million for the six months ended June 30, 2013 compared to $9.6 million for the six months ended June 30, 2012. The increase is primarily attributable to a net increase in debt of $29.9 million, partially offset by a $5.7 million decrease in cash contributions, a $5.8 million increase in distributions and reimbursements paid to members, and an increase of $1.5 million of prepaid offering costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps.

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. As of July 31, 2013, none of variable rate debt was hedged with interest rate swaps contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our variable rate consolidated indebtedness is LIBOR-based. Based on our consolidated indebtedness balance as of July 31, 2013, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.6 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.2 million annually.

Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and regulations and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. On August 21, 2013, an investor in one of our predecessor funds sent a purported books and records request under the California Corporations Code seeking information regarding the predecessor fund’s manager and members and certain historical tax information.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 31 in our Prospectus dated July 18, 2013. Please review the Risk Factors in the July 18, 2013 Prospectus which is available at the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 24, 2013, in connection with our formation transactions, our IPO and our concurrent private placement we completed the following transactions:

•	In our formation transactions, we acquired certain assets of our predecessor in exchange for the assumption or discharge of $303.3 million in indebtedness, the payment of $7.1 million in cash, the issuance of 3,697,086 common units of our operating partnership and 4,947,558 shares of our common stock.

•	In our private placement we issued a total of 3,358,311 shares of our common stock in exchange for net proceeds of $47.0 million cash.

Use of Proceeds

On July 24, 2013, we consummated our IPO and issued a total of 16,000,000 shares of our common stock in exchange for net proceeds of $208.5 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Well Fargo Securities, LLC, FBR Capital Markets & Co. and J.P. Morgan Securities, LLC acted as representatives of each of the underwriters and joint book-running managers.

On July 24, 2013, in connection with our concurrent private placement, we also issued 3,358,311 shares of our common stock in exchange for net proceeds of $47.0 million.

On August 21, 2013, we issued a total of 451,972 shares of our common stock pursuant to a partial exercise by the underwriters of the IPO over-allotment option, in exchange for net proceeds of $5.9 million.

We invested the net proceeds of the IPO in accordance with our investment objectives and strategies, including the repayment of certain indebtedness, as described in the prospectus comprising a part of the Registration Statement referenced above.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit

1.1*	Underwriting Agreement

2.1*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC

2.2*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC

2.3*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC

2.4*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC

2.5*	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC

2.6*	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP

2.7*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended

2.8*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein

2.9*	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer

2.10*	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC

2.11*	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC

2.12*	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC

2.13*	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel

2.14*	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel

3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

10.1*	Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.

10.2*	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein

10.3*†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan

10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.4 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers (incorporated by reference to Exhibit 10.5 of Form S-11/A, filed by the registrant on July 9, 2013 (Registration No. 333-188806))

10.6*	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto

10.7*	Guaranty Agreement by and among the guarantors identified on Exhibit A thereto and Rexford Industrial Realty, L.P. in favor of a to be named lender

10.8*†	Employment Agreement between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.

10.9*†	Employment Agreement between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.

10.10*†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program

10.11*	Credit Agreement among Rexford Industrial Realty, L.P., as Borrower, Rexford Industrial Realty, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, The Other Lenders Party Thereto, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner

10.12*	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender

10.13*	Consent Agreement by and among RIF V—Jersey, LLC, Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and U.S. Bank National Association, as trustee, successor-in-interest to Bank of America, N. A., as trustee, successor by merger to LaSalle Bank, National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17, as Noteholder, whose master servicer is Wells Fargo Bank, National Association

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Combined Balance Sheets, (ii) Combined Statements of Operation, (iii) Combined Statement of Changes in Equity, (iv) Combined Statements of Cash Flows and (v) the Notes to Combined Financial Statements that have been detail tagged

*	Filed herein
**	To be filed by amendment
†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

September 3, 2013	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

September 3, 2013	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

September 3, 2013	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer
(Principal Financial and Accounting Officer)