Form 10-Q/A
period 2013-06-30
Rexford Industrial Realty, Inc.
filed 2013-10-03
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)	(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on September 3, 2013 (the “Original Filing”), to furnish Exhibit 101.1 to the Original Filing. Exhibit 101.1 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

October 2, 2013	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 2, 2013	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 2, 2013	/s/ Adeel Khan
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

Exhibit
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
101.1**+

The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Combined Balance Sheets, (ii) Combined Statements of Operation, (iii) Combined Statement of Changes in Equity, (iv) Combined Statements of Cash Flows and (v) the Notes to Combined Financial Statements that have been detail tagged

*	Previously filed by the registrant on Form 10-Q on September 3, 2013.
**	Submitted electronically with this report.
+

Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

†	Compensatory plan or arrangement.