Form 10-Q
period 2013-09-30
Rexford Industrial Realty, Inc.
filed 2013-11-13
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding at November 12, 2013 was 25,626,596.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Consolidated and Combined Balance Sheets of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor as of September 30, 2013 (unaudited) and December 31, 2012	3
		Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the period from July 24, 2013 through September 30, 2013 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the period from July 1, 2013 to July 23, 2013 (unaudited), and the Three and Nine Months Ended September 30, 2012 (unaudited)	4
		Consolidated and Combined Statements of Changes in Equity of Rexford Industrial Realty, Inc. for the period from July 24, 2013 through September 30, 2013 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013 (unaudited)	5
		Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the period from July 24, 2013 through September 30, 2013 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 through July 23, 2013 (unaudited) and the Nine Months Ended September 30, 2012 (unaudited)	6
		Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	43
	Item 4	Controls and Procedures	44
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	44
	Item 1A	Risk Factors	46
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47
	Item 3	Defaults Upon Senior Securities	47
	Item 4	Mine Safety Disclosures	47
	Item 5	Other Information	48
	Item 6	Exhibits	48
	Signatures		49

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Land	$216,519,000	$154,413,000
Buildings and improvements	268,240,000	210,657,000
Tenant improvements	11,726,000	12,330,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	496,673,000	377,588,000
Accumulated depreciation	(57,912,000)	(56,626,000)
Investments in real estate, net	438,761,000	320,962,000
Cash and cash equivalents	4,399,000	43,499,000
Restricted cash	298,000	1,882,000
Notes receivable	13,153,000	11,911,000
Rents and other receivables, net	869,000	560,000
Deferred rent receivable	3,746,000	3,768,000
Deferred leasing costs and in-place lease intangibles, net	11,601,000	5,012,000
Deferred loan costs, net	1,609,000	1,396,000
Acquired above-market leases, net	1,888,000	179,000
Other assets	2,321,000	1,870,000
Acquisition related deposits	1,435,000	260,000
Investment in unconsolidated real estate entities	8,982,000	12,697,000
Assets associated with real estate held for sale	—	16,500,000
Total Assets	$489,062,000	$420,496,000

LIABILITIES & EQUITY

Liabilities
Notes payable	$122,857,000	$302,830,000
Accounts payable, accrued expenses and other liabilities	4,602,000	2,589,000
Due to members	—	1,221,000
Interest rate contracts	—	49,000
Acquired below-market leases, net	535,000	39,000
Tenant security deposits	4,942,000	3,753,000
Prepaid rents	524,000	334,000
Liabilities associated with real estate held for sale	—	13,433,000
Total Liabilities	$133,460,000	$324,248,000

Equity
Rexford Industrial Realty, Inc. stockholders' equity and Predecessor equity Common Stock, $0.01 par value 490,000,000 authorized and 25,678,575 outstanding	257,000	—
Additional paid in capital	308,937,000	—
Retained earnings	256,000	—
Total stockholders' equity	309,450,000	—
Predecessor equity	—	(12,691,000)
Noncontrolling interests	46,152,000	108,939,000
Total Equity	355,602,000	96,248,000
Total Liabilities and Equity	$489,062,000	$420,496,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor		Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Period from July 24, 2013 to September 30, 2013	Period from July 1, 2013 to July 23, 2013	Three Months Ended September 30, 2012	Period from July 24, 2013 to September 30, 2013	Period from January 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2012
RENTAL REVENUES
Rental revenues	$7,798,000	$2,460,000	$6,875,000	$7,798,000	$19,392,000	$20,658,000
Tenant reimbursements	863,000	265,000	770,000	863,000	2,239,000	2,184,000
Management, leasing and development services	281,000	13,000	174,000	281,000	444,000	344,000
Other income	40,000	20,000	28,000	40,000	187,000	78,000
TOTAL RENTAL REVENUES	8,982,000	2,758,000	7,847,000	8,982,000	22,262,000	23,264,000
Interest income	191,000	63,000	397,000	191,000	698,000	1,182,000
TOTAL REVENUES	9,173,000	2,821,000	8,244,000	9,173,000	22,960,000	24,446,000
OPERATING EXPENSES
Property expenses	2,060,000	576,000	2,073,000	2,060,000	5,139,000	6,241,000
General and administrative	2,500,000	1,885,000	1,727,000	2,500,000	4,420,000	3,884,000
Depreciation and amortization	3,062,000	901,000	3,037,000	3,062,000	7,641,000	9,240,000
Other property expenses	503,000	124,000	316,000	503,000	904,000	945,000
TOTAL OPERATING EXPENSES	8,125,000	3,486,000	7,153,000	8,125,000	18,104,000	20,310,000
OTHER EXPENSE (INCOME)
Acquisition expenses	119,000	7,000	11,000	119,000	724,000	245,000
Interest expense	717,000	1,270,000	4,426,000	717,000	9,593,000	12,931,000
Gain on mark-to-market of interest rate swaps	—	—	(611,000)	—	(49,000)	(1,835,000)
TOTAL OTHER EXPENSE	836,000	1,277,000	3,826,000	836,000	10,268,000	11,341,000
TOTAL EXPENSES	8,961,000	4,763,000	10,979,000	8,961,000	28,372,000	31,651,000
Equity in (loss) income from unconsolidated real estate entities	83,000	9,000	99,000	83,000	(915,000)	66,000
Gain from early repayment of note receivable	—	—	—	—	1,365,000	—
Loss on extinguishment of debt	—	(3,935,000)	—	—	(3,972,000)	—
NET LOSS FROM CONTINUING OPERATIONS	295,000	(5,868,000)	(2,636,000)	295,000	(8,934,000)	(7,139,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	—	—	(68,000)	—	(86,000)	(136,000)
Loss on extinguishment of debt	—	—	—	—	(250,000)	—
Gain on sale of real estate	—	—	—	—	4,989,000	—
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	—	(68,000)	—	4,653,000	(136,000)
NET INCOME (LOSS)	295,000	(5,868,000)	(2,704,000)	295,000	(4,281,000)	(7,275,000)
Net (income) loss attributable to noncontrolling interests	$(39,000)	$3,559,000	$970,000	$(39,000)	$15,000	$3,912,000
Net income (loss) attributable to common stockholders	$256,000	$(2,309,000)	$(1,734,000)	$256,000	$(4,266,000)	$(3,363,000)
Net income attributable to common stockholders per share - basic	$0.01			$0.01
Net income attributable to common stockholders per share - diluted	$0.01			$0.01

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Rexford Industrial Realty, Inc.						Rexford Industrial Realty, Inc. Predecessor
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total Stockholders' Equity	Rexford Industrial Realty, Inc. Noncontrolling Interests	Rexford Industrial Realty, Inc. Predecessor	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	—	$—	$—	$—	$—	$—	$(12,691,000)	$108,939,000	$96,248,000
Capital contributions	—	—	—	—	—	—	6,000	1,150,000	1,156,000
Equity based compensation expense	—	—	—	—	—	—	—	1,000,000	1,000,000
Net loss	—	—	—	—	—	—	(4,266,000)	(15,000)	(4,281,000)
Distributions	—	—	—	—	—	—	(2,096,000)	(4,729,000)	(6,825,000)
Formation transactions
Contribution of Rexford Sponsor V LLC and Rexford Industrial Fund V REIT, LLC	—	—	—	—	—	—	1,160,000	45,856,000	47,016,000
Distributions	—	—	—	—	—	—	(708,000)	(31,020,000)	(31,728,000)
Repurchase of interests from unaccredited investors	—	—	—	—	—	—	(96,000)	(944,000)	(1,040,000)
Exchange of common units to acquire tenant-in-common	—	—	—	—	—	40,000	—	—	40,000
Exchange of Predecessor's equity for common stock and units	4,947,558	49,000	55,424,000	—	55,473,000	46,073,000	18,691,000	(120,237,000)	—
Balance at July 24, 2013 prior to initial public offering	4,947,558	$49,000	$55,424,000	$—	$55,473,000	$46,113,000	$—	$—	$101,586,000
Issuance of common stock, net of offering costs	16,451,972	165,000	206,144,000	—	206,309,000	—	—	—	206,309,000
Proceeds from private placement	3,358,311	34,000	46,982,000	—	47,016,000	—	—	—	47,016,000
Issuance of restricted stock	920,734	9,000	(9,000)	—	—	—	—	—	—
Amortization of stock based compensation	—	—	396,000	—	396,000	—	—	—	396,000
Net income	—	—	—	256,000	256,000	39,000	—	—	295,000
Balance at September 30, 2013	25,678,575	$257,000	$308,937,000	$256 ,000	$309,450,000	$46,152,000	$—	$—	$355,602,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Period from July 24, 2013 to September 30, 2013	Period from January 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295,000	$(4,281,000)	$(7,275,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated real estate entities	(83,000)	915,000	(66,000)
Depreciation and amortization	3,062,000	7,641,000	9,240,000
Depreciation and amortization included in discontinued operations	—	157,000	883,000
Amortization of above market lease intangibles	122,000	256,000	133,000
Accretion of discount on notes receivable	(33,000)	(94,000)	(267,000)
Loss on extinguishment of debt	—	4,222,000	—
Gain on sale of real estate	—	(4,989,000)	—
Amortization of loan costs	93,000	784,000	604,000
Gain on mark-to-market interest rate swaps	—	(49,000)	(1,835,000)
Deferred interest expense	—	573,000	797,000
Equity based compensation expense	382,000	985,000	—
Gain from early repayment of notes receivable	—	(1,365,000)	—
Change in working capital components:
Rents and other receivables	(20,000)	(161,000)	(195,000)
Deferred rent receivable	(285,000)	(263,000)	(222,000)
Change in restricted cash	—	1,137,000	(532,000)
Leasing commissions	(224,000)	(980,000)	(883,000)
Other assets	(752,000)	(1,172,000)	(77,000)
Accounts payable, accrued expenses and other liabilities	616,000	942,000	1,898,000
Tenant security deposits	72,000	507,000	(138,000)
Prepaid rent	272,000	(172,000)	(265,000)
Net cash provided by operating activities	3,517,000	4,593,000	1,800,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investment in real estate	(13,924,000)	(73,332,000)	(5,701,000)
Capital expenditures	(617,000)	(1,439,000)	(4,215,000)
Consolidation of La Jolla Sorrento	—	373,000	—
Acquisition related deposits	(1,235,000)	50,000	(325,000)
Contributions to unconsolidated real estate entities	—	—	(2,814,000)
Distributions from unconsolidated real estate entities	—	271,000	309,000
Change in restricted cash	(9,000)	408,000	248,000
Principal repayments of notes receivable	39,000	5,516,000	153,000
Disposition of investment in real estate	—	21,537,000	100,000
Net cash used in investing activities	(15,746,000)	(46,616,000)	(12,245,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	208,280,000	—	—
Proceeds from private placement	47,016,000	—	—
Proceeds from notes payable	80,875,000	55,590,000	8,277,000
Repayment of notes payable	(311,848,000)	(21,135,000)	(760,000)

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Period from July 24, 2013 to September 30, 2013	Period from January 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2012
Deferred loan costs	(1,702,000)	(812,000)		(496,000)
Prepaid offering costs	—	(1,504,000)		—
Capital contributions from Predecessor members	—	1,156,000		14,923,000
Distributions to Predecessor members	—	(6,825,000)		(2,024,000)
Reimbursements due to Predecessor members	—	(1,221,000)		—
Distributions due to Predecessor members related to formation transactions	(4,953,000)	(26,773,000)
Repurchase of interests from unaccredited investors	(1,040,000)	—		—
Change in restricted cash	—	48,000		(70,000)
Net cash provided by financing activities	16,628,000	(1,476,000)		19,850,000
Net increase (decrease) in cash and cash equivalents	4,399,000	(43,499,000)		9,405,000
Cash and cash equivalents, beginning of period	—	43,499,000		20,928,000
Cash and cash equivalents, end of period	$4,399,000	$—		$30,333,000

Supplemental disclosure of noncash investing and financing transactions:
Contribution of Rexford Sponsor V LLC and Rexford Industrial Fund V, REIT LLC:
Investment in real estate and acquisition related intangibles	$—	$(35,532,000)		$—
Investment in unconsolidated real estate entities	$—	$(6,131,000)		$—
Notes receivable	$—	$(5,305,000)		$—
Predecessor equity and noncontrolling interests	$—	$46,968,000		$—

Acquisition of the 30% tenant-in-common interest and subsequent consolidation of La Jolla Sorrento property:
Investment in real estate and acquisition related intangibles	$—	$(8,369,000)		$—
Investment in unconsolidated real estate entities	$	$8,654,000	$
Predecessor equity and noncontrolling interests	$—	$48,000		$—
Rexford Industrial Realty, Inc. noncontrolling interests	$—	$40,000		$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we are focused on owning and operating industrial properties in Southern California infill markets.

On July 24, 2013 we acquired our Predecessor and certain other entities with the closing of our initial public offering (“IPO”) and completed the following transactions:

•	In our IPO we issued a total of 16,000,000 shares of our common stock in exchange for net proceeds of approximately $208.5 million after deducting the underwriters’ discount.

•	In our concurrent private placement we issued a total of 3,358,311 shares of our common stock in exchange for gross proceeds of $47.0 million cash.

•

In our formation transactions, we acquired certain assets of our Predecessor in exchange for the assumption or discharge of $303.3 million in indebtedness, the payment of $7.2 million in cash, the issuance of 3,697,086 common units of our Operating Partnership and 4,947,558 shares of our common stock.

•	We entered into a $60.0 million term loan and a $200.0 million senior unsecured revolving credit facility.

Additionally, on August 21, 2013, we issued an additional 451,972 shares of our common stock for an additional $5.9 million of net proceeds in connection with the partial exercise of the over-allotment option granted to the underwriters in the IPO.

Because the transactions referenced above occurred on or after July 24, 2013, the historical financial results in these financial statements for periods prior to July 24, 2013 relate to our accounting predecessor. Our Predecessor  is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V, LLC (“Sponsor”), Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries, which consist of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”). The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

We have determined that one of the entities, RILLC, was the acquirer for accounting purposes in our formation transactions. In addition, we have concluded that any interests contributed by the members of the other entities comprising the Predecessor (Sponsor, RIF V REIT and their consolidated subsidiaries), was a business combination since these entities have common management and ownership, but are not under common control with RILLC. RILLC was controlled by one of the principals of Rexford Industrial Realty, Inc. Predecessor, while Sponsor and RIF V REIT were jointly controlled by the principals of Rexford Industrial Realty, Inc. Predecessor. As a result, the contribution of interests in RILLC as the accounting acquirer has been recorded at historical cost, and the contribution or acquisition of interests in entities other than those owned or controlled by RILLC in the formation transactions, including Sponsor, RIF V REIT and their consolidated subsidiaries, has been accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition.  See Note 3.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership) subsequent to our IPO on July 24, 2013 and our predecessor prior to that date (“Predecessor” or “Rexford Industrial Realty, Inc. Predecessor”).

Basis of Presentation

As of September 30, 2013 and for the period from July 24, 2013 through September 30, 2013, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for periods prior to July 24, 2013 are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in non-controlling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.	Summary of Significant Accounting Policies

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated and combined statements of operations for all periods presented. A gain on sale, if any, is recognized in the period during which the property is disposed.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Held for Sale Assets

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of ASC Topic 360: Property, Plant, and Equipment, are met. At that time, the assets and liabilities of the property held for sale are presented separately in the consolidated and combined balance sheets and we cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.

Investment in Real Estate

Acquisitions of properties are accounted for utilizing the purchase accounting method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Transaction costs related to acquisitions are expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, and acquired above- and below-market leases. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our  underlying business. If our  analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

At December 31, 2012, our  investment in real estate has been recorded net of a cumulative impairment of $19.6 million.

Income Taxes

We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year ending December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the period from July 24, 2013 to September 30, 2013.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT has met all of the REIT distribution and technical requirements for the period from January 1, 2013 to July 23, 2013 and the nine months ended September 30, 2012. Accordingly, we have not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2013 and December 31, 2012, we have not established a liability for uncertain tax positions.

Revenue Recognition

We recognize revenue from rent, tenant reimbursements and other revenue sources once all of the following criteria are met: persuasive evidence of an arrangement exists, the delivery has occurred or services rendered, the fee is fixed and determinable and collectability is reasonably assured. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space.

Estimated reimbursements from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. Lease termination fees, which are included in rental revenues in the accompanying consolidated and combined statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant.

Revenues from management, leasing and development services are recognized when the related services have been provided and earned.

The recognition of gains on sales of real estate requires us to measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances. See Note 3 for discussion of dispositions.

Equity Based Compensation

We account for equity-based compensation, including shares of restricted stock, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires us to recognize an expense for the fair value of equity-based compensation awards. The estimated fair value of shares of restricted stock are amortized over their respective vesting periods. See Note 13.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average of common shares and participating securities outstanding during the period. Diluted earnings per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the two class method. See Note 14.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

In April 2013, the FASB issued ASU No. 2013-07 to Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when it ceases operating and begins selling assets to settle debts with creditors. This ASU is effective for fiscal years beginning after December 15, 2012, with early adoption permitted, and should be applied prospectively from the day that liquidation becomes imminent. We do not expect the adoption of this accounting standard to have a material impact on our Consolidated and Combined Financial Statements.

In December 2011, the FASB issued ASU No. 2011-10 to clarify the scope of current GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of this accounting standard update on January 1, 2013 did not have a material impact on our Consolidated and Combined Financial Statements.

3.	Investments in Real Estate

Acquisitions

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

During the period from January 1, 2013 to July 23, 2013, our Predecessor acquired four properties consisting of 17 buildings and approximately 740,525 square feet. The properties are located throughout Southern California. The total contract price for these acquisitions was $73.8 million.

During the nine months ended September 30, 2012, our Predecessor acquired two properties (one located in Southern California and one located in Glenview, Illinois) consisting of five buildings and approximately 145,853 square feet. The total contract price for these acquisitions was $6.4 million.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

We incurred acquisition expenses in the amount of $119,000 for the period from July 24, 2013 to September 30, 2013, $7,000 for the period from July 1, 2013 to July 23, 2013, $11,000 for the three months ended September 30, 2012, $724,000 for the period from January 1, 2013 to July 23, 2013, and $245,000 for the nine months ended September 30, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related
Address	Acquisition Date	Land	Buildings and improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2013 Acquisitions:
8101-8117 Orion Avenue	7/30/2013	$1,389,000	$3,872,000	$327,000	$12,000	$5,600,000	$19,000	$(55,000)	$5,564,000
18310-18330 Oxnard Street	8/7/2013	$2,497,000	$5,494,000	$435,000	$(1,000)	$8,425,000	$4,000	$(69,000)	$8,360,000
Total		$3,886,000	$9,366,000	$762,000	$11,000	$14,025,000	$23,000	$(124,000)	$13,924,000
2013 Predecessor Acquisitions:
18118-18120 S. Broadway	4/4/2013	$3,013,000	$2,161,000	$274,000	$—	$5,448,000	$16,000	$(57,000)	$5,407,000
8900-8980 Benson Ave., 5637 Arrow Highway	4/9/2013	$1,817,000	$4,590,000	$552,000	$191,000	$7,150,000	$20,000	$(104,000)	$7,066,000
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	4/17/2013	$26,423,000	$25,795,000	$2,568,000	$1,414,000	$56,200,000	$168,000	$(500,000)	$55,868,000
1661 240th St.	5/31/2013	$3,464,000	$1,498,000	$38,000	$—	$5,000,000	$8,000	$(17,000)	$4,991,000
Total		$34,717,000	$34,044,000	$3,432,000	$1,605,000	$73,798,000	$212,000	$(678,000)	$73,332,000
2012 Acquisitions:
1400 S. Campus Ave.	3/7/2012	$2,600,000	$1,631,000	$588,000	$(20,000)	$4,799,000	$13,000	$(529,000)	$4,283,000
500-560 Zenith Dr.	5/1/2012	$658,000	$688,000	$279,000	$—	$1,625,000	$6,000	$(213,000)	$1,418,000
Total		$3,258,000	$2,319,000	$867,000	$(20,000)	$6,424,000	$19,000	$(742,000)	$5,701,000

(1)	The weighted average amortization period of acquired in-place lease intangibles for our 2013 acquisitions was 2.5 years as of September 30, 2013.

(2)	The weighted average amortization period of net above market leases for our 2013 acquisitions was 2.6 years as of September 30, 2013.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Acquisition of Other Interests

As part of the formation transactions, we accounted for the contribution of Sponsor RIF V REIT and their consolidated subsidiaries in exchange for shares of common stock, common units in our Operating Partnership and paid cash, as a business combination in accordance with ASC Section 805-10, Business Combinations (“ASC 805-10”), by recognizing the estimated fair value of acquired assets and assumed liabilities on July 24, 2013, the date of the contribution.

In addition, through a contribution transaction, we acquired the 30% tenant-in-common interest in the La Jolla Sorrento property that we did not previously own.  This transaction was also accounted for in accordance with ASC 805-10 by re-measuring our preexisting 70% equity in the La Jolla Sorrento property to its acquisition-date fair value, and subsequently recording the estimated fair value of the assets and assumed liabilities at their full fair value.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed of the transactions noted above on the date of contribution or acquisition.

Allocated Value
Land	$93,472,000
Building and acquisition related intangibles	94,458,000
Notes receivable	13,159,000
Investment in unconsolidated real estate entities	8,939,000
Other assets and liabilities	(991,000)
Total	$209,037,000

The preliminary allocation of the purchase price is based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date).

Dispositions

During the period from July 24, 2013 to September 30, 2013 and the nine months ended September 30, 2012 we did not make any dispositions of properties.

A summary of our property dispositions for the period from January 1, 2013 to July 23, 2013 is as follows:

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

(2)	Gain on sale of real estate is recorded as part of discontinued operations for the period from January 1, 2013 to July 23, 2013.

Assets Held for Sale

As of September 30, 2013, we did not have any properties classified as held for sale. As of December 31, 2012, Worth Bonnie Beach, Williams, Glenoaks, Interstate Commerce Center, and Knollwood properties were classified as held for sale.

The major classes of assets and liabilities of real estate held for sale were as follows:

December 31, 2012
Investment in real estate, net	$16,058,000
Other	442,000
$16,500,000
Notes payable	$13,279,000
Accounts payable and other liabilities	154,000
$13,433,000

Discontinued Operations

Income (loss) from discontinued operations includes the results of operations and the gain on sale of real estate related to the Predecessor disposition properties noted above, as well as the results of operations of the Long Carson property which was disposed of on October 16, 2012. Their combined results of operations for the three months ended September 30, 2012 and the period from January 1, 2013 to July 23, 2013 and the nine months ended September 30, 2012 are summarized in the table below.  We did not record any income (loss) from discontinued operations for the period from July 24, 2013 through September 30, 2013.

	The Predecessor
	Three Months Ended September 30, 2012	Period from January 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2012
Revenues	$555,000	$391,000	$1,700,000
Operating expenses	(180,000)	(193,000)	(518,000)
Interest expense	(148,000)	(127,000)	(435,000)
Depreciation expense	(295,000)	(157,000)	(883,000)
Loss on extinguishment of debt	—	(250,000)	—
Gain on sale of real estate	—	4,989,000	—
Income (loss) from discontinued operations	$(68,000)	$4,653,000	$(136,000)

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Intangible Assets

The following summarizes our identifiable intangible assets and acquired above/below market lease assets as of:

	September 30, 2013	December 31, 2012
Acquired in-place lease intangibles
Gross amount	$12,323,000	$18,074,000
Accumulated amortization	(3,084,000)	(15,160,000)
Net balance	$9,239,000	$2,914,000
Acquired above market leases
Gross amount	$2,221,000	$565,000
Accumulated amortization	(333,000)	(386,000)
Net balance	$1,888,000	$179,000
Below market leases
Gross amount	$(680,000)	$(3,711,000)
Accumulated amortization	145,000	3,672,000
Net balance	$(535,000)	$(39,000)

5.	Notes Receivable

On February 8, 2013 the mortgage note borrower for the 2824 E. Foothill Blvd. loan repaid, ahead of schedule, the outstanding principal in full. We received gross proceeds from this payoff of $5.4 million, including $6,310 in per diem interest, of which $2.5 million was used to repay the loan secured by this note. The remaining proceeds were paid as a distribution to investors in RIF V. We recorded a $1.4 million gain on collection of notes receivable during the period from January 1, 2013 to July 23, 2013.

The following table summarizes the balance of our notes receivable:

	Face Amount	Unrecognized Non-Accretable Yield	Unrecognized Accretable Yield	Note Receivable
At September 30, 2013:
32401 - 32803 Calle Perfecto	$14,225,000	$—	$(1,072,000)	$13,153,000
At December 31, 2012:
2824 E. Foothill Blvd.	$5,370,000	—	$(1,394,000)	$3,976,000
32401 - 32803 Calle Perfecto	14,410,000	(5,816,000)	(659,000)	7,935,000
Total	$19,780,000	$(5,816,000)	$(2,053,000)	$11,911,000

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Notes Payable

The following table summarizes our notes payable:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	September 30, 2013		December 31, 2012		Contractual Maturity Date		Interest Rate
Fixed Rate Debt
RIV V - Jersey, LLC	5,232,000	(1)	5,355,000	(1)	1/1/2015		5.45	%(2)
RIF I Holdings, LLC	—		41,238,000		5/31/2014		6.13%
RIF I - Walnut, LLC	—		11,350,000		9/1/2013		6.23%
RIF II - Orangethorpe, LLC	—		4,451,000		7/1/2013		5.147%
RIF II - Easy Street, LLC	—		5,310,000		4/1/2014		5.32%
RIF III Holdings, LLC (Note A)	—		78,338,000		8/31/2014		5.60	%(3)
RIF III Holdings, LLC (Note B)	—		410,000		8/31/2014		12.00	%(4)
RIF V - Foothill, LLC	—		2,542,000		9/1/2014		4.00%
RIF V - Calle Perfecto, LLC	—		5,429,000		9/1/2014		4.00%
RIF V - Arroyo, LLC	—		3,000,000		9/30/2014		4.50%
Variable Rate Debt
RIF V - Glendale Commerce Center, LLC	42,750,000		—		5/1/2016	(5)	LIBOR + 2.00%
Term Loan (6)	60,000,000		—		8/1/2019		LIBOR + 1.90%
RIF I Holdings, LLC	—		7,605,000		5/31/2014		LIBOR + 1.00%
RIF I - Mulberry, LLC	—		5,978,000		5/20/2014		LIBOR + 2.75%
RIF II Holdings, LLC	—		40,152,000		7/1/2013		LIBOR + 3.50%
RIF IV Holdings, LLC	—		67,136,000		4/1/2013		LIBOR + 4.00%
RIF V - Grand Commerce Center, LLC	—		6,000,000		3/4/2014		LIBOR + 2.75%
RIF V - Vinedo, LLC	—		3,470,000		8/4/2014		LIBOR + 2.75%
RIF V - MacArthur, LLC	—		5,475,000		12/5/2014		LIBOR + 2.50%
RIF V - Campus, LLC	—		3,360,000		7/1/2015		LIBOR + 2.50%
RIF V - Golden Valley, LLC	—		2,900,000		6/1/2015		LIBOR + 2.75%
RIF V - Cornerstone Portfolio	—		16,610,000		12/9/2014		LIBOR + 2.50%
Unsecured Credit Facility
$200M Facility	$14,875,000		—		7/24/2016	(5)	LIBOR + 1.50%
	$122,857,000		$316,109,000
Less: Mortgage Loans Associated with Real Estate Held for Sale	—		(13,279,000)
	$122,857,000		$302,830,000

(1)	Includes unamortized debt premium of $62,000 at September 30, 2013 and $97,000 December 31, 2012.

(2)	Monthly payments of interest and principal based on 30-year amortization table.

(3)	Loan bears interest at 5.60%, with the option to pay a minimum interest rate of 4.25% per annum and to have the remaining 1.35% of the interest added to the principal outstanding.

(4)	Loan bears interest at 12.00%, with the option to pay a minimum interest rate of 6.00% per annum and to have the remaining 6.00% of the interest accruing added to the principal outstanding.

(5)	Two additional one year extensions available at the borrower’s option.

(6)	Loan is secured by six properties and has one additional one year extension available.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

On July 24, 2013, the day that we consummated our IPO, we entered into a $60.0 million term loan which bears interest at a rate of LIBOR plus 195 basis points per annum, and matures August 1, 2019. On the same day, we also entered into a $200.0 million senior unsecured revolving credit facility which bears interest at a rate of LIBOR plus a margin of 135 basis points to 205 basis points per annum, depending on our leverage ratio, and matures on July 24, 2016.

Using proceeds from our IPO, concurrent private placement, term loan and revolving credit facility, on July 24, 2013 we repaid $303.3 million of the $351.3 million outstanding indebtedness secured by the properties we acquired in our formation transactions. The remaining outstanding indebtedness, which consisted of the $42.8 million Glendale Commerce note and the $5.3 million RIF V – Jersey note, were assumed by us as part of the formation transactions.

The following table summarizes aggregate future principal payments of debt as of September 30, 2013 and does not consider extension options available to us as noted above:

October - December 2013	$31,000
2014	126,000
2015	5,013,000
2016	57,625,000
2017	—
Thereafter	60,000,000
Total (1)	$122,795,000

(1)	Includes gross principal balance of outstanding debt before impact of $62,000 debt premium.

Revolving Credit Facility

As of September 30, 2013 we had $14.9 million outstanding under the facility. Our ability to borrow under the revolving credit facility will be subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum recourse debt ratio, a minimum fixed charge coverage ratio, an unencumbered debt yield ratio, and a minimum tangible net worth requirement. Additionally, under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). The revolving credit facility also includes cross-default provisions with respect to certain of our other indebtedness.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the combined statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of September 30, 2013 is summarized as follows:

Twelve months ending September 30,
2014	$35,266,000
2015	25,507,000
2016	17,596,000
2017	11,849,000
2018	8,215,000
Thereafter	18,779,000
Total	$117,212,000

The future minimum lease payments in the table above exclude (i) tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

8.	Interest Rate Contracts

We use interest rate swap agreements to manage our exposure to interest rate movements associated with certain of our existing LIBOR-based variable rate debt. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. None of the interest rate swaps are designated as hedges, and as such, changes in fair value are recognized in earnings under “Gain on mark-to-market of interest rate swaps.” We recognized a gain on mark-to-market interest rate swaps of $0.6 million during the three months ending September 30, 2012, $49,000 for the period from January 1, 2013 to July 23, 2013 and $1.8 million during the nine months ending September 30, 2012.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table is a summary of our interest rate swap agreements as of December 31, 2012:

Description	Effective Date	Termination Date	Interest Strike Rate	Fair Value	Notional Amount in Effect
Rexford Industrial Fund III, LLC	11/15/2006	3/15/2013	5.1100%	$(49,000)	$5,000,000

9.	Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

The valuation of our interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected future cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

The following table sets forth the liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as December 31, 2012:

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2013 and December 31, 2012:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Notes Payable at:
September 30, 2013	$123,002,000	$—	$123,002,000	$—	$122,857,000
December 31, 2012	$322,802,000	$—	$322,802,000	$—	$316,109,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in management, leasing and development services in the consolidated and combined statements of operations. We recorded $30,000 in management and leasing services revenue for the period from July 24, 2013 to September 30, 2013, $8,000 for the period from July 1, 2013 to July 23, 2013, $38,000 for the three months ended September 30, 2012, $87,000 for the period from January 1, 2013 to July 23, 2013, and $135,000 for the nine months ended September 30, 2012.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business. As of September 30, 2013 management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to our results of operations, financial condition or cash flows.  See Note 16 Subsequent Events.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Investment in Unconsolidated Real Estate

Our Predecessor owned interests in two industrial properties through noncontrolling interests (i) in joint venture entities that that it did not control but over which it exercised significant influence or (ii) as tenants-in-common subject to common control. As part of the IPO, we acquired the 30% tenancy-in-common interest of  the property located at 10439-10477 Roselle St. not previously owned by us in exchange for 2,828 units in our Operating Partnership. These investments are accounted for under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if applicable).

The following table sets forth the ownership interests of our equity method investments in real estate and their respective carrying values. The carrying values of these investments are affected by the timing and nature of distributions:

		Carrying Value at
Investment Property	Ownership Interest	September 30, 2013	December 31, 2012
10439-10477 Roselle St.(1)	70.00%	$—	$9,988,000
3001-3223 Mission Oaks Boulevard	15.00%	8,982,000	2,709,000
		$8,982,000	$12,697,000

(1)

This is a tenancy-in-common interest in which control is shared equally with the other tenant-in-common partners. As part of the IPO, we acquired the 30% tenancy-in-common interest not previously owned by us.

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share:

	Period from July 24, 2013 to September 30, 2013 (1)	Period from July 1, 2013 to July 23, 2013 (2)	Three Months Ended September 30, 2012 (2)	Period from January 1, 2013 to July 23, 2013 (2)	Nine Months Ended September 30, 2012 (2)
Revenues	$5,946,000	$2,270,000	$2,433,000	$6,516,000	$3,004,000
Expenses	(5,001,000)	(1,928,000)	(1,888,000)	(7,296,000)	(3,545,000)
Net income (loss)	$945,000	$342,000	$545,000	$(780,000)	$(541,000)

	September 30, 2013 (1)	December 31, 2012 (2)
Assets	$61,528,000	$71,242,000
Liabilities	(42,522,000)	(42,265,000)
Partners'/members' equity	$19,006,000	$28,977,000

(1)	Includes summarized financial information for our equity method investment property located at 3001-3223 Mission Oaks Boulevard.

(2)	Includes summarized financial information for properties located at 3001-3223 Mission Oaks Boulevard and 10439-10477 Roselle St.

Our unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $86,000 during the period from July 24, 2013 to September 30, 2013, $24,000 for the period from July 1, 2013 to July 23, 2013, $116,000 for the three months ended September 30, 2012, $218,000 for the period from January 1, 2013 to July 23, 2013, and $134,000 for the nine months ended September 30, 2012.

We recognized management, leasing and development revenue of $222,000 during the period from July 24, 2013 to September 30, 2013, $0 for the period from July 1, 2013 to July 23, 2013, $83,000 for the three months ended September 30, 2012, $430,000 for the period from January 1, 2013 to July 23, 2013, and $96,000 for the nine months ended September 30, 2012, which has been recorded in management, leasing and development services.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Stockholder’s Equity

We issued 16,451,972 shares in conjunction with the IPO resulting in net proceeds of approximately $206.1 million after deducting the underwriters’ discount and offering expenses. As part of our concurrent private placement, we issued a total of 3,358,311 shares in exchange for gross proceeds of $47.0 million. Additionally, in conjunction with the formation transactions, we issued 3,697,086 common units of our Operating Partnership and 4,947,558 shares of our common stock.

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 3,697,086 Operating Partnership units and represented approximately 13.0% of our Operating Partnership as of September 30, 2013. Operating Partnership units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own units in our Operating Partnership have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

2013 Incentive Award Plan

In July 2013, our board of directors adopted the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”). The plan permits us to make grants of stock options, restricted stock, long term incentive plan units in our Operating Partnership (“LTIP units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The Plan is administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants each of which may delegate its duties and responsibilities to committees of our directors and/or officers (collectively the “plan administrator”). The plan administrator sets the terms and conditions of all awards under the Plan, including any vesting and vesting acceleration conditions.

The aggregate number of shares of our common stock and/or LTIP units that were initially available for issuance under awards granted pursuant to the Plan is 2,272,689 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan.

On July 24, 2013, 912,517 shares of restricted common stock were issued to our executive officers, other employees and Mr. Ziman, one of our non-employee directors. These awards will vest in four equal, annual installments on each of the first four anniversaries of the date of grant. On July 24, 2013, 2,858 shares of restricted common stock were issued to each non-employee director, other than Mr. Ziman. These awards will vest in equal one-third installments on each of the first, second and third anniversaries of the grant date, subject to continued service on our board of directors through the applicable vesting date.

Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. During the period from July 24, 2013 to September 30, 2013, we recognized net compensation expense of $382,000 related to the restricted common stock grants, ultimately expected to vest.  ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 69.4% for non-vested restricted stock as of September 30, 2013. Stock compensation expense is included in general and administrative and other property expenses in the accompanying consolidated statements of operations.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 30, 2013, there was $3.4 million of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock assuming the forfeiture rate noted above. As of September 30, 2013, this expense is expected to be recognized over a weighted average remaining period of 28 months.

14.	Earnings Per Share

Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average shares of common stock outstanding, as adjusted for the effect of participating securities. Unvested restricted common stock awards are considered participating securities as they contain rights to receive nonforfeitable dividends prior to the awards being vested. The impact of unvested restricted common stock awards on earnings per share has been calculated using the two-class method.  Under the two-class method, we allocate net income after amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  For the period from July 24, 2013 to September 30, 2013, there were no dividends declared or distributions paid on any of our common shares and participating securities.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

Period from July 24, 2013 to September 30, 2013
Numerator:
Net income	$295,000
Net income attributable to noncontrolling interests	(39,000)
Allocation of net income to participating unvested restricted common stock	(9,000)
Numerator for basic and diluted net income available to common stockholders	$247,000
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	24,574,432
Basic earnings per share:
Net income available to common stockholders per share	$0.01
Diluted earnings per share:
Net income available to common stockholders per share	$0.01

15.	Predecessor Equity

Controlling interests in our Predecessor include the interests owned by partners of RILLC, and Rexford Sponsor V LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our Predecessor’s financial statements as of December 31, 2012.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fund’s operating agreement. Each fund’s operating agreement generally provides for income, expenses, gains and losses to be allocated in a manner consistent with cash distributions described above.

During November and December 2012, our predecessor granted to its employees a 9.0% equity interest in Rexford Fund V Manager, LLC’s (“Fund V Manager”) profits interest in RIF V. An additional 2.0% equity interest was granted in January 2013. Fund V Manager is the controlling member of RIF V and is a wholly-owned subsidiary of Sponsor. The fair value of these interests was estimated to be approximately $1.0 million at the time they were granted. The equity interests are considered performance-based equity interests and are subject to graded vesting over the shorter of a 7-year period or the dissolution date of Fund V Manager. On July 24, 2013, the day we consummated our IPO, Fund V Manager was dissolved.

We expensed $899,000 during the period from July 1, 2013 to July 23, 2013 and $985,000 during the period from January 1, 2013 to September 30, 2013 related to these equity awards.

16.	Subsequent Events

On November 8, 2013 we acquired the property located at 1100-1170 Gilbert Street and 2353-2373 La Palma Avenue in Anaheim, CA for a contract price of $10.6 million.  We funded the acquisition in part by assuming a $3.3 million first mortgage loan secured by the property and used proceeds from our revolving credit facility to fund the remaining $7.3 million purchase price.  The property consists of six multi-tenant industrial buildings totaling 120,313 square feet situated on 6.9 acres of land.

On November 1, 2013 we acquired the property located at 22343-22349 La Palma Avenue in Yorba Linda, CA for a contract price of $12.7 million, using proceeds from our revolving credit facility.  The property consists of four multi-tenant industrial buildings totaling 115,760 square feet situated on 9.13 acres of land.

On October 28, 2013, the accommodation whereby Messrs. Schwimmer, Frankel and Ziman and certain other individuals would return up to $32.1 million that they received in connection with our IPO and formation transactions, by reallocating up to $21.1 million in Operating Partnership units to pre-IPO investors and canceling up to $11.0 million in restricted stock grants (the “Accommodation”), became effective.  For more information, please see Part II. Item 1, “Legal Proceedings.”

On October 3, 2013, one husband and wife couple who were pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III in the Los Angeles County Superior Court (the “RIF III Action”).  Plaintiffs assert claims against the Company, RIF III, RILLC and Messrs. Schwimmer, Frankel and Ziman (“Defendants”) for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud.  Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III, that the consideration received by investors in RIF III in the formation transactions was inadequate, that the Management Companies (as defined below) were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  The complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief.  Plaintiffs also asserted in court filings that the formal communication of the proposed Accommodation was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  While we believe that the RIF III Action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the RIF III Action.  At this early stage of the litigation, the ultimate outcome of the RIF III action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on its financial statements.  The Accommodation was not made in response to the RIF III Action, as the discussions leading to the Accommodation predate the RIF III Action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Rexford Industrial Realty, Inc. and the combined financial statements of Rexford Industrial Realty, Inc. Predecessor (the “Predecessor”) and the related notes thereto that appear in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. The terms “Company,” “we,” “us,” and “our” refer to Rexford Industrial Realty, Inc. and its consolidated subsidiaries except where the context otherwise requires.

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

•

potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust (“REIT”) tax laws, and potential increases in real property tax rates;

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

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

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

Because the transactions referenced above occurred on or after July 24, 2013, the historical financial results in these financial statements for periods prior to that date relate to our accounting predecessor.  Our Predecessor  is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V LLC, Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries which consists of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”).  The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

Factors That May Influence Future Results of Operations

Business and Strategy

We expect to continue our Predecessor’s investment strategy of acquiring leased, partially leased, distressed, on- and off-market and lightly marketed industrial properties primarily in Southern California infill industrial markets, through equity investments and /or acquiring debt instruments. We believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable returns which are attractive in light of the associated risks. Future results of operations may be affected, either positively or negatively, by our ability to execute this strategy.

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

Occupancy Rates  As of September 30, 2013, our consolidated portfolio was approximately 88.0% occupied and 89.8% leased.  The difference between our occupancy rate and leased rate is attributed to our uncommenced leases.  Our occupancy rate is impacted by market conditions in the areas in which we operate.  In particular, we have generally experienced more challenging market conditions and slower recovery in San Diego county, where our properties were 83.4% occupied as of September 30, 2013.  By way of comparison, our Los Angeles county properties and Orange county properties were 88.1% and 92.6% occupied, respectively, as of September 30, 2013. Recently, we have noted gradual improvements in market conditions in our markets generally, as evidenced both by improved leasing velocity and stabilization of rental rates.  In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition.  Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, two of our properties, representing 139,516 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 89.5% occupied as of September 30, 2013.  Through September 30, 2013, we entered into 39 leases (excluding renewals) that had not commenced as of September 30, 2013, representing 100,751 square feet, or an additional 1.8% of our total rentable square feet (net of renewals).  We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity. In 2012, we entered into 172 new leases covering approximately 833,754 square feet and renewed 194 leases covering approximately 1,056,558 square feet, while 102 leases covering approximately 508,441 square feet terminated.  In the nine months ended September 30, 2013, we entered into 147 new leases covering approximately 692,874 square feet and renewed 172 leases covering approximately 777,071 square feet, while 84 leases covering approximately 315,385 square feet terminated.  Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions.  When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts.  In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego county, have been slower to recover.

Rental Rates. Of the 194 leases that we renewed in 2012, the rental rates under the renewed leases were approximately 1.6% below the expiring rent on a weighted average basis and of the 172 leases that we renewed in the nine months ended September 30, 2013, the rental rates under the renewed leases were approximately 1.0% below the expiring rent on a weighted average basis. We believe that the marginal decreases in rental rates on renewed leases generally reflects the uneven market recovery in our markets. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired seven properties in 2012 and six properties in the nine months ended September 30, 2013. At the time of acquisition of these properties, our underwriting and what we believe to be our value-oriented purchase prices factored in anticipated roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties.  As of September 30, 2013, in addition to approximately 656,466 rentable square feet of currently available space in our properties, leases representing approximately 7.0% and 27.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2013 and December 31, 2014, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” in the nine month ended September 30, 2013 and the year ended December 31, 2012 we renewed approximately 65.9% and 66.0% of leases scheduled to expire, which renewed leases represented approximately 70.5% and 67.5% of the aggregate rentable square footage under all expiring leases in those years, respectively.

The leases scheduled to expire during the years ending December 31, 2013 and December 31, 2014 represent approximately 8.9% and 29.4%, respectively, of the total annualized rent for our portfolio. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2013 and 2014 are currently at or slightly above current market rents. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2013 and 2014 lease expirations as market conditions continue to improve.

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

Conditions in Our Markets

The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in this market may affect our overall performance.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our Predecessor. We anticipate that our staffing levels will increase from approximately 33 employees presently to between 35 and 40 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of our Predecessor are based upon its combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of significant accounting policies in note 2 to the combined financial statements. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial condition and results of operations. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our Predecessor’s results of operations and financial condition to those of other companies.

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

As discussed above in investments in real estate, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our consolidated financial statements over the shorter of the expected life of such assets and liabilities or the remaining lease term.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the nine months ended September 30, 2013 and the period from October 1, 2012 through December 31, 2012. Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties in our portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our initial portfolio that were wholly-owned by us as of July 1, 2012 and still owned as of September 30, 2013, and excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during the nine months ended September 30, 2013 and the period from October 1, 2012 through December 31, 2012.

As discussed under “Overview and Background”, our results of operations for the period from July 24, 2013 through September 30, 2013 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from July 1, 2013 through July 23, 2013 and the three months ended September 30, 2012 contain the combined results of our Predecessor.  In our analysis below, we have combined the results of our Predecessor and Rexford Industrial Realty, Inc. for combined results for the three months ended September 30, 2013 in order to compare our Predecessor’s results for the three months ended September 30, 2012.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our combined financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	For the Three Months Ended		Increase/ (Decrease)	% Change	For the Three Months Ended		Increase/ (Decrease)	% Change
	9/30/2013	9/30/2012			9/30/2013	9/30/2012
RENTAL REVENUES
Rental revenues	$8,158,000	$6,942,000	$1,216,000	17.5%	$10,258,000	$6,875,000	$3,383,000	49.2%
Tenant reimbursements	865,000	770,000	95,000	12.3%	1,128,000	770,000	358,000	46.5%
Management, leasing and development services	—	—	—	0.0%	294,000	174,000	120,000	69.0%
Other income	36,000	27,000	9,000	33.3%	60,000	28,000	32,000	114.3%
TOTAL RENTAL REVENUES	9,059,000	7,739,000	1,320,000	17.1%	11,740,000	7,847,000	3,893,000	49.6%
Interest income	254,000	253,000	1,000	0.4%	254,000	397,000	(143,000)	-36.0%
TOTAL REVENUES	9,313,000	7,992,000	1,321,000	16.5%	11,994,000	8,244,000	3,750,000	45.5%
EXPENSES
Property expenses	2,130,000	2,034,000	96,000	4.7%	2,636,000	2,073,000	563,000	27.2%
General and administrative	—	—	—	0.0%	4,385,000	1,727,000	2,658,000	153.9%
Depreciation and amortization	3,013,000	3,226,000	(213,000)	-6.6%	3,963,000	3,037,000	926,000	30.5%
Other property expenses	435,000	247,000	188,000	76.1%	627,000	316,000	311,000	98.4%
TOTAL OPERATING EXPENSES	5,578,000	5,507,000	71,000	1.3%	11,611,000	7,153,000	4,458,000	62.3%
OTHER (INCOME) EXPENSE
Acquisition expenses	—	—	—	0.0%	126,000	11,000	115,000	1045.5%
Interest expense	1,240,000	4,545,000	(3,305,000)	-72.7%	1,987,000	4,426,000	(2,439,000)	55.1%
Gain on mark-to-market interest rate swaps	—	—	—	0.0%	—	(611,000)	611,000	-100.0%
TOTAL OTHER EXPENSE	1,240,000	4,545,000	(3,305,000)	-72.7%	2,113,000	3,826,000	(1,713,000)	-44.8%
TOTAL EXPENSES	6,818,000	10,052,000	(3,234,000)	-32.2%	13,724,000	10,979,000	2,745,000	25.0%
Equity in loss of unconsolidated real estate entities	—	—	—		92,000	101,000	(9,000)
Gain from early repayment of note receivable	—	—	—		—	—	—
Loss on extinguishment of debt	(3,424,000)	—	(3,424,000)		(3,935,000)	—	(3,935,000)
NET LOSS FROM CONTINUING OPERATIONS	(929,000)	(2,060,000)	1,131,000		(5,573,000)	(2,634,000)	(2,939,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate					—	(68,000)	(68,000)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS					—	(68,000)	(68,000)
NET LOSS	(929,000)	(2,060,000)	1,131,000		(5,573,000)	(2,702,000)	2,871,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $1.2 million, or 17.5%, and $3.4 million, or 49.2%, respectively, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in our Same Properties Portfolio is primarily due to an 5.6% increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the six properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.1 million, or 12.3%, and $0.4 million or 46.5%, respectively, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in our Same Properties Portfolio is primarily due to a 5.6% increase in our average occupancy for comparable periods and an increase in common area maintenance recoveries related to prior year reconciliations. The Total Portfolio tenant reimbursement revenue was also positively impacted by the revenues from the six properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012.

Management, Leasing and Development Services

Total Portfolio management, leasing, and development services revenue increased $0.1 million or 69.0% during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to additional management fee revenues from the properties that our JV acquired in June 2012. There are no management, leasing and development fees allocable to the Same Properties Portfolio.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 23.6% and 23.2% respectively during the three months ended September 30, 2013 from 26.4% and 27.1%, respectively, during the three months ended September 30, 2012, due to operational efficiencies resulting in a decrease to our fixed costs, primarily real estate taxes and property insurance, as a percentage of rental revenues. The decreases in our Total Portfolio property expenses were partially offset by the incremental expenses from the six properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012.

General and Administrative

Total Portfolio general and administrative expenses increased $2.7 million, or 153.9%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  This is primarily due to a $1.2 million cumulative year-to-date non-cash equity compensation charge for Predecessor and Rexford Industrial Realty, Inc., in the amount of $0.9 million and $0.3 million, respectively, $0.4 million bonus accrual, $0.3 million legal fees combined with higher corporate public company expenses and additional head count.

Depreciation and Amortization

Total Portfolio depreciation and amortization expenses increased $0.9 million, or 30.5%, due to incremental expenses from the six properties we acquired during 2013 and the three properties we acquired during the last three quarters of 2012, partially offset by a decrease in amortization expense due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated in 2012.

Other Property Expenses

Our Same Properties Portfolio and Total Portfolio other property expenses increased $0.2 million, or 76.1%, and $0.3 million or 98.4%, respectively, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, mainly due to an increase in property overhead expenses.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.1 million, or 1045.5%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to higher expenses incurred for 2013 transactions.

Interest Expense

Same Properties Portfolio and Total Properties Portfolio interest expense decreased $3.3 million, or 72.7%, and $2.4 million, or 55.1%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to the pay down of mortgage debt at the consummation of the IPO combined with the expiration of our interest rate swaps during 2012 and 2013.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $0.6 million, or 100.0%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to the expiration of our interest rate swaps during 2012 and 2013.

Discontinued Operations

Our loss from discontinued operations of $0.1 million for the three months ended September 30, 2012 is comprised primarily of the loss related to our disposed properties located at 639-641 E. Walnut, 4576 & 4578 Worth Street and 1664 N. Bonnie Beach, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle.

Comparison of the Nine months Ended September 30, 2013 to the Nine months Ended September 30, 2012

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the nine months ended September 30, 2013 and the year ended December 31, 2012. Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties in our initial portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our initial portfolio that were wholly-owned by us as of January 1, 2012 and still owned as of September 30, 2013, and excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during the nine months ended September 30, 2013 and the year ended December 31, 2012. As discussed under “Overview and Background”, our results of operations for the period from July 24, 2013 through September 30, 2013 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from January 1, 2013 through July 23, 2013 and the nine months ended September 30, 2012 contain the combined results of our Predecessor.  In our analysis below, we have combined the results of our Predecessor with our results for the nine months ended September 30, 2013 to compare to our Predecessor’s results for the nine months ended September 30, 2012.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our combined financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	For the Nine Months Ended		Increase/ (Decrease)	% Change	For the Nine Months Ended		Increase/ (Decrease)	% Change
	9/30/2013	9/30/2012			9/30/2013	9/30/2012
RENTAL REVENUES
Rental revenues	$22,538,000	$20,320,000	$2,218,000	10.9%	$27,190,000	$20,658,000	$6,532,000	31.6%
Tenant reimbursements	2,507,000	2,129,000	378,000	17.8%	3,102,000	2,184,000	918,000	42.0%
Management, leasing and development services	—	—	—	0.0%	725,000	344,000	381,000	110.8%
Other income	198,000	76,000	122,000	160.5%	227,000	78,000	149,000	191.0%
TOTAL RENTAL REVENUES	25,243,000	22,525,000	2,718,000	12.1%	31,244,000	23,264,000	7,980,000	34.3%
Interest income	825,000	752,000	73,000	9.7%	889,000	1,182,000	(293,000)	-24.8%
TOTAL REVENUES	26,068,000	23,277,000	2,791,000	12.0%	32,133,000	24,446,000	7,687,000	31.4%
EXPENSES
Property expenses	6,007,000	6,025,000	(18,000)	-0.3%	7,199,000	6,241,000	958,000	15.4%
General and administrative	—	—	—	0.0%	6,920,000	3,884,000	3,036,000	78.2%
Depreciation and amortization	8,834,000	9,398,000	(564,000)	-6.0%	10,703,000	9,240,000	1,463,000	15.8%
Other property expenses	990,000	726,000	264,000	36.4%	1,407,000	945,000	462,000	48.9%
TOTAL OPERATING EXPENSES	15,831,000	16,149,000	(318,000)	-2.0%	26,229,000	20,310,000	5,919,000	29.1%
OTHER (INCOME) EXPENSE
Acquisition expenses	—	—	—	0.0%	843,000	245,000	598,000	244.1%
Interest expense	9,214,000	13,353,000	(4,139,000)	-31.0%	10,310,000	12,931,000	(2,621,000)	-20.3%
Gain on mark-to-market interest rate swaps	—	—	—	0.0%	(49,000)	(1,835,000)	1,786,000	-97.3%
TOTAL OTHER EXPENSE	9,214,000	13,353,000	(4,139,000)	-31.0%	11,104,000	11,341,000	(237,000)	-2.1%
TOTAL EXPENSES	25,045,000	29,502,000	(4,457,000)	-15.1%	37,333,000	31,651,000	5,682,000	18.0%
Equity in loss of unconsolidated real estate entities	—	—	—		(832,000)	72,000	(904,000)
Gain from early repayment of note receivable	—	—	—		1,365,000	—	1,365,000
Loss on extinguishment of debt	(3,399,000)	—	(3,399,000)		(3,972,000)	—	(3,972,000)
NET LOSS FROM CONTINUING OPERATIONS	(2,376,000)	(6,225,000)	3,849,000		(8,639,000)	(7,133,000)	1,506,000
DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	—	—	—		(336,000)	(136,000)	(200,000)
Gain on sale of real estate	—	—	—		4,989,000	—	4,989,000
INCOME FROM DISCONTINUED OPERATIONS	—	—	—		4,653,000	(136,000)	4,789,000
NET (LOSS) INCOME	(2,376,000)	(6,225,000)	3,849,000		(3,986,000)	(7,269,000)	3,283,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $2.2 million, or 10.9%, and $6.5 million, or 31.6%, respectively, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in our Same Properties Portfolio is primarily due to a 7.6% increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the six properties we acquired during 2013 and the four properties we acquired during 2012.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.4 million, or 17.8%, and $0.9 million or 42.0%, respectively, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in our Same Properties Portfolio is primarily due to a 7.6% increase in our average occupancy for comparable periods. The Total Portfolio tenant reimbursement revenue was also positively impacted by reimbursement revenues from the six properties we acquired during 2013 and the four properties we acquired during 2012.

Management, Leasing and Development Services

Total Portfolio management, leasing, and development services revenue increased $0.4 million or 110.8% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to additional management fee revenues from the properties that our JV acquired in June 2012. There are no management, leasing and development fees allocable to the Same Properties Portfolio.

Other Operating Income

Total Portfolio other operating income increased $0.1 million, or 191.0%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to receipt of construction easement income at one of our properties.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 24.0% and 23.8% respectively during the nine months ended September 30, 2013 from 26.8% and 27.3%, respectively, during the nine months ended September 30, 2012, due to operational efficiencies resulting in a decrease to our fixed costs, primarily real estate taxes and property insurance, as a percentage of rental revenues. The decreases in our Total Portfolio property expenses were partially offset by the incremental expenses from the six properties we acquired during 2013 and four properties we acquired during 2012.

General and Administrative

Total Portfolio general and administrative expenses increased $3.0 million, or 78.2%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This is primarily due to a $1.3 million non-cash equity compensation charge for Predecessor and Rexford Industrial Realty, Inc., in the amount of $1.0 million and $0.3 million, respectively, $0.4 million additional bonus accrual, $0.2 million legal fees combined with higher corporate public company expenses and additional head count.

Depreciation and Amortization

Same Properties Portfolio depreciation and amortization expenses decreased $0.6 million, or 6.0%, due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated during 2012, while Total Portfolio depreciation and amortization expenses increased $1.5 million, or 15.8%, due to incremental expenses from the six properties we acquired during 2013 and the four properties we acquired during 2012.

Other Property Expenses

Same Properties Portfolio and Total Portfolio other property expenses increased $0.3 million, or 36.4%, and $0.5 million, or 48.9%, respectively, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, mainly due to an increase in property overhead expenses in our Total Portfolio.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.6 million, or 244.1%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to higher expenses incurred for 2013 transactions.

Interest Expense

Same Properties Portfolio and Total Portfolio interest expense decreased $4.1 million, or 31.0%, and $2.6 million, or 20.3% respectively, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2013, due to the pay down of mortgage debt at the consummation of the IPO combined with the expiration of our interest rate swaps during 2012 and 2013.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $1.8 million, or 97.3%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to the expiration of our interest rate swaps during 2012 and 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks. The Mission Oaks properties were acquired on June 28, 2012, and as a result, do not have comparable operating results for the periods presented. Our share of the loss from La Jolla Sorrento totaled $0.8 million for the nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012. The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during the nine months ended September 30, 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the nine months ended September 30, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California, or the Foothill Note.

Loss on Extinguishment of Debt

Same Properties Portfolio and Total Portfolio loss on extinguishment of debt for the nine months ended September 30, 2013 is $3.4 million and $4.0 million, respectively.  The Same Properties amount is due to pre-payment charges as a result of principal mortgage payments upon our IPO. In addition the Total Portfolio also included a loss related to the repayment of debt secured by the Foothill Note and other property dispositions which were repaid early.

Discontinued Operations

Our income from discontinued operations of $4.7 million for the nine months ended September 30, 2013 is comprised primarily of the gain related to the disposition of our property located at 639-641 E. Walnut, 4576 & 4578 Worth Street and 1664 N. Bonnie Beach, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed property. Our loss from discontinued operations of $136,000 for the nine months ended September 30, 2012 is comprised of loss from operations for the six properties classified as held for sale.

Liquidity and Capital Resources

We believe that the completion of our IPO has improved our financial position through changes in our capital structure, including a reduction in our leverage.  Our Predecessor had total indebtedness of $351.2 million outstanding just before the completion of our IPO on July 24, 2013.  Using proceeds from the IPO, concurrent private placement, and formation transactions we repaid $303.3 million of this $351.2 million balance.  Our total indebtedness on September 30, 2013 was $122.8 million, reflecting a debt to total market capitalization of approximately 25.1%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors, officers and employees, plus the aggregate value of common units not owned by us, plus the value of our total consolidated indebtedness.

Concurrently with the closing of the IPO, we also entered into a $200.0 million senior unsecured revolving credit facility, of which $115.3 million is available to us as of September 30, 2013. Subsequent to the completion of our IPO, on August 21, 2013, we issued a total of 451,972 shares of our common stock pursuant to a partial exercise by the underwriters of their IPO over-allotment option, in exchange for proceeds of $5.9 million, net of the underwriters discount. We intend to use these proceeds and our revolving credit facility for general corporate purposes, including property acquisitions, redevelopment and repositioning opportunities and working capital requirements.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future dividends expected to be paid to our common stockholders and distributions to holders of common units.

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

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of Sepember 30, 2013 (in thousands):

	Payments by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Principal payments (1)	$122,795	$31	$126	$5,013	$57,625	$—	$60,000
Interest payments - fixed rate debt	376	71	281	24	—	—	—
Interest payments - variable rate debt (2)	10,391	607	2,430	2,430	1,700	1,248	1,976
Total	$133,562	$709	$2,837	$7,467	$59,325	$1,248	$61,976

(1)	Does not include indebtedness outstanding on the three properties owned indirectly by the JV in which we own a 15% interest.

(2)	Based on the 30-day LIBOR rate in effect on September 30, 2013 for each of our variable rate loans based on the rate definition per the loans documents.

Consolidated Indebtedness

At September 30, 2013, we had total indebtedness of approximately $122.8 million, including approximately $14.9 million outstanding under our revolving credit facility, $60.0 million of secured indebtedness under our term loan and approximately $47.9 million of secured indebtedness that was assumed as part of the formation transactions. Additionally, there was approximately $6.2 million of secured indebtedness allocable to our 15% joint venture interest in the three properties owned indirectly by the JV which is not reflected on our balance sheet. The weighted average interest rate on our total consolidated indebtedness is 2.2% (based on the LIBOR rates in effect on September 30, 2013 based on the rate definition per the loan documents and a margin of 150 basis points on our revolving credit facility). As of September 30, 2013, approximately $117.6 million (representing the outstanding principal amount under our term loan,  revolving credit facility and one of the secured loans that was assumed as part of our formation transactions), or approximately 95.8%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth our consolidated indebtedness as of September 30, 2013:

	Principal (dollars in thousands)	Interest Rate	Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
10700 Jersey Blvd	$5,170	5.45%	5.45000%		1/1/2015
Variable Rate Debt
Term Loan	60,000	LIBOR + 1.90%	2.07980	%(1)	8/1/2019	(2)
Revolving Credit Facility	14,875	LIBOR + 1.50%	1.67956	%(2)	7/24/2016	(4)
Glendale Commerce Center	42,750	LIBOR + 2.00%	2.17905	%(3)	5/1/2016	(4)
Subtotal	$117,625
Total/Weighted Average	$122,795		2.20776%

(1)	Based on a 30-day LIBOR rate of 0.1798% as of September 30, 2013 as defined per the loans documents.

(2)	With one 1-year option to extend, provided that certain conditions are satisfied.

(3)	Based on a 30-day LIBOR rate of 0.17956% as of September 30, 2013 as defined per the loans documents.

(4)	With two 1-year option to extend, provided that certain conditions are satisfied.

(5)	Based on a 30-day LIBOR rate of 0.17905% as of September 30, 2013 as defined per the loans documents.

The following table sets forth our allocated share of secured indebtedness outstanding on three properties owned directly by the JV, in which we own a 15% interest, as of September 30, 2013:

	Principal (1) (dollars in thousands)	Interest Rate	Effective Interest Rate (2)	Contractual Maturity Date (3)
3001 Mission Oaks Blvd	$2,011	LIBOR + 2.50%	2.6875%	6/28/2015
3175 Mission Oaks Blvd	3,094	LIBOR + 2.50%	2.6875%	6/28/2015
3233 Mission Oaks Blvd	1,120	LIBOR + 2.50%	2.6875%	6/28/2015
Total/Weighted Average	$6,225

(1)	Represents 15% of the principal amount of the JV debt based on our 15% interest in the JV.

(2)	Based on a 30-day LIBOR rate of 0.1875% as of September 30, 2013 as defined per the loans documents.

(3)	With two 1-year options to extend, provided that certain conditions are satisfied.

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

Our ability to borrow under the revolving credit facility will be subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum recourse debt ratio, a minimum fixed charge coverage ratio, an unencumbered debt yield ratio, and a minimum tangible net worth requirement. Additionally, under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). The revolving credit facility also includes cross-default provisions with respect to certain of our other indebtedness. We are currently in compliance with all of the financial covenants required by our loan agreements.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entities which have been disclosed in the notes to our consolidated and combined financial statements.

Cash Flows

Comparison of Nine months Ended September 30, 2013 to Nine months Ended September 30, 2012

The following table summarizes the combined cash flows of Rexford Industrial Realty, Inc. and the Predecessor for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Cash provided by operating activities	$8,110	$1,800
Cash used in investing activities	$(62,362)	$(12,245)
Cash provided by financing activities	$15,152	$19,850

Net cash provided by operating activities. Net cash provided by operating activities increased by $6.3 million to $8.1 million for the nine months ended September 30, 2013 compared to $1.8 million for the nine months ended September 30, 2012. The increase was primarily attributable to incremental cash flows from property acquisitions completed during 2013 and 2012 and lower cash interest paid due to the expiration of various interest rate swaps during 2012 and the reduction of debt at the date of the IPO, partially offset by expenditures toward the completion of our new corporate offices and the payment of bonuses during 2013.

Net cash used in investing activities. Net cash used in investing activities increased by $50.1 million to $62.4 million for the nine months ended September 30, 2013 compared to $12.2 million for the nine months ended September 30, 2012. The increase is primarily attributable to a net increase of $80.3 million paid toward acquisitions and construction and development projects for comparable periods, partially offset by $21.5 million received from property dispositions and $5.4 million from the Foothill note receivable repayment during the nine months ended September 30, 2013, and contributions of $2.8 million for an investment in a joint venture in 2012.

Net cash provided by financing activities. Net cash provided by financing activities of $15.2 million for the nine months ended September 30, 2013 primarily reflects the $227.5 million in net proceeds raised from the completion of our offering and concurrent private placement, partially offset by a net decrease in debt of $194.0 million, the payment of $13.3 million in distributions to Predecessor members, the payment of $2.5 million of mortgage prepayment fees at the date of our IPO and the payment of $2.5 million of deferred loan costs related to new borrowings.  Net cash provided by financing activities of $19.9 million for the nine months ended September 30, 2012 primarily reflects $14.9 million of cash contributions made by Predecessor members and a net increase in debt of $7.5 million, partially offset by the payment of $2.0 million in distributions to Predecessor members.

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

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. As of September 30, 2013, none of variable rate debt was hedged with interest rate swaps contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our variable rate consolidated indebtedness is LIBOR-based. Based on our consolidated indebtedness balance as of September 30, 2013, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.6 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.2 million annually.

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

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and regulations and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

After the completion of the IPO, certain investors in the Predecessor Funds (“pre-IPO investors”) contacted Messrs. Schwimmer, Frankel and Ziman to express concerns regarding our formation transactions and IPO.  These concerns related to, among other things, the total value of the consideration paid to the pre-IPO investors and to management in the formation transactions, the allocation of that consideration among the five Predecessor Funds and the pre-IPO management companies included in our Predecessor, RILLC and Rexford Sponsor V LLC (together with RILLC, the “Management Companies”), and the total value of the Operating Partnership units and shares of common stock, including awards of restricted stock, received by Messrs. Schwimmer, Frankel and Ziman in conjunction with the formation transactions and the IPO.

We believe that the formation transactions and the IPO were conducted and valued properly and consistently with applicable law and with the disclosure documents and contribution and merger agreements.  We also believe that the documents and disclosures set forth all information necessary for the pre-IPO investors to determine whether to approve the formation transactions.  Pre-IPO investors representing more than 98% of the capital in each of the Predecessor Funds approved the formation transactions.  In addition, such pre-IPO investors explicitly waived claims relating to the Predecessor Funds and the formation transactions.

Nevertheless, with the support of our board of directors, Messrs. Schwimmer, Frankel and Ziman undertook to review the concerns expressed by these pre-IPO investors and to assess whether they could address any of the concerns in their individual capacities.  In undertaking this review, Messrs. Schwimmer, Frankel and Ziman and our board of directors considered a variety of factors, including that, as a newly public company, claims advanced by pre-IPO investors, whether in formal legal proceedings or otherwise, regardless of their merit, could adversely affect the Company’s business and operations, the Company’s ability to access the capital markets or the trading prices of the Company’s common stock.

After numerous discussions with pre-IPO investors from all five Predecessor Funds, Messrs. Schwimmer, Frankel and Ziman, with the support of our board of directors, undertook to offer an accommodation (the “Accommodation”) in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the Management Companies, would return up to $32.1 million that they received in connection with our IPO and formation transactions.   The Accommodation would effectively reallocate up to $21.1 million in Operating Partnership units to pre-IPO investors who elected to participate in the Accommodation by signing transfer agreements containing a release of claims relating to their investment in the Predecessor Funds (“Transfer and Release Agreements”).  This $21.1 million represents the aggregate value allocated to the Management Companies in the formation transactions.  As part of the Accommodation, Messrs. Schwimmer, Frankel and Ziman also would cancel a percentage of their restricted stock grant (valued at $11.0 million) equal to the portion of the aggregate capital commitments in the Predecessor Funds represented by investors participating in the Accommodation.  The effectiveness of the Accommodation was subject to pre-IPO investors representing at least 67.7% of the aggregate capital commitments in each of the Predecessor Funds agreeing to participate in the Accommodation by signing Transfer and Release Agreements.

The Company and Messrs. Schwimmer, Frankel and Ziman, with the agreement of our board of directors, formally communicated the proposed Accommodation to pre-IPO investors in early October.  The Accommodation became effective on October 28, 2013.  As of the date of this 10-Q report, 93.0% of the pre-IPO investors, who collectively represent 94.2% of the aggregate capital commitments in the Predecessor Funds, have agreed to participate in the Accommodation by signing Transfer and Release Agreements.   The pre-IPO investors were provided a reply-by date of October 30, 2013 to elect whether to participate in the Accommodation.  The Board elected, effective October 29, 2013, to extend that reply-by date to November 30, 2013.

To effect the Accommodation, Messrs. Schwimmer, Frankel, Ziman and certain other pre-IPO owners of the Management Companies will return Operating Partnership units to the Company, those units will be canceled, and then the Company and the Operating Partnership will issue and pay to participating pre-IPO investors a number of shares of common stock, Operating Partnership units and cash that, in the aggregate, has the same value as the Operating Partnership units returned to the Company by Messrs. Schwimmer, Frankel, Ziman and the other pre-IPO owners of the Management Companies.  The Operating Partnership units returned to the Company, and the shares of common stock, Operating Partnership units and cash that will be issued to the pre-IPO investors in the Accommodation have been placed into an escrow account.  If less than all pre-IPO investors elect to participate in the Accommodation, the Operating Partnership units, the shares of common stock or cash that remain in the escrow account after November 30, 2013 will be returned to the applicable parties.  The form of consideration received by pre-IPO investors corresponds to the form of consideration such investors elected to receive in the formation transactions, with unaccredited investors receiving cash.  For purposes of the Accommodation, shares of common stock and Operating Partnership units were valued at $14.00, which was the IPO price per share of the Company’s common stock.

As of the date of this 10-Q report:

•	Mr. Schwimmer has returned 501,753 Operating Partnership units to us, and we have canceled 245,744 shares of restricted stock initially granted to Mr. Schwimmer in the IPO;

•	Mr. Frankel has returned 452,590 Operating Partnership units to us, and we have canceled 245,744 shares of restricted stock initially granted to Mr. Frankel in the IPO;

•	Mr. Ziman has returned 403,675 Operating Partnership units to us, and we have canceled 184,308 shares of restricted stock initially granted to Mr. Ziman in the IPO; and

•	We have issued 623,817 shares of common stock and 768,749 Operating Partnership units, and have paid $260,108 to participating pre-IPO investors.

In addition, the Company has incurred costs of $0.2 million during the three months ended September 30, 2013 associated with negotiating and executing the Accommodation.

Separately and subsequent to the efforts and initial discussions that gave rise to the Accommodation, on October 3, 2013, one husband and wife couple who were pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III in the Los Angeles County Superior Court (the “RIF III Action”).  Plaintiffs assert claims against the Company, RIF III, RILLC and Messrs. Schwimmer, Frankel and Ziman (“Defendants”) for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud.  Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III, that the consideration received by investors in RIF III in the formation transactions was inadequate, that the Management Companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  The complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief.  Plaintiffs also asserted in court filings that the formal communication of the proposed Accommodation was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  While we believe that the RIF III Action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the RIF III Action.  At this early stage of the litigation, the ultimate outcome of the RIF III action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on its financial statements.  The Accommodation was not made in response to the RIF III Action, as the discussions leading to the Accommodation predate the RIF III Action.

As of the date of this 10-Q report, pre-IPO investors representing 5.8% of the aggregated capital commitments in the Predecessor Funds had not yet elected to participate in the Accommodation.  As noted above, these pre-IPO investors have until November 30, 2013 to elect whether to participate in the Accommodation.  There can be no assurance that these pre-IPO investors will elect to do so, and there is a risk that pre-IPO investors who do not elect to participate in the Accommodation may assert claims against Defendants relating to the formation transactions and/or the pre-IPO business of the Predecessor Funds.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, you should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the risk factors included in the section entitled “Risk Factors” beginning on page 31 in our prospectus dated July 18, 2013 (the “Prospectus”). Please review the risk factors in the Prospectus which is available at the SEC’s website at www.sec.gov.  Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

We are subject to pending civil litigation regarding our formation transactions and initial public offering, which if decided against us, could require us to pay substantial judgments or settlements and incur expenses that could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock.

In addition to being subject to litigation in the ordinary course of business, on October 3, 2013, one putative class action purportedly brought on behalf of the Pre-IPO investors in RIF III was filed in the Los Angeles County Superior Court (the “RIF III Action”).  Plaintiffs assert claims against the Company, RIF III, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud.  Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III, that the consideration received by investors in RIF III in the formation transactions was inadequate, that the Management Companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. The complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief.  Plaintiffs also asserted in court filings that the communication of the proposed Accommodation was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs. While the Company expects to incur costs associated with defending the RIF III Action, at this early stage of the litigation the ultimate outcome is uncertain and the Company cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on its financial statements.

Additionally, it is possible that other investors, including those that do not participate in the Accommodation, may assert claims similar to, or derivative from, the claims contained in the RIF III Action.  If we are found to be liable with respect to any of these investor claims, we may incur liabilities that are material to our financial condition and operating results.

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

•	In our concurrent private placement we issued a total of 3,358,311 shares of our common stock in exchange for net proceeds of $47.0 million cash.

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

We invested the net proceeds of the IPO in accordance with our investment objectives and strategies, including the repayment of certain indebtedness.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 7, 2013, Leslie E. Bider informed our board of directors that he was resigning from the board effective as of November 7, 2013, in light of time constraints imposed by his charitable and personal commitments. Mr. Bider’s decision to resign did not arise from a disagreement with the Company.   Our search for one or more additional board member is well underway and we intend to complete the process as soon as practical.

Item 6. Exhibits

Exhibit
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
101.1* +

The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets (unaudited), (ii) Consolidated and Combined Statements of Operations (unaudited), (iii) Consolidated and Combined Statements of Changes in Equity (unaudited), (iv) Consolidated and Combined Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated and Combined Financial Statements (unaudited) that have been detail tagged

*   Filed herein

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

Rexford Industrial Realty, Inc.
November 13, 2013	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

November 13, 2013	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

November 13, 2013	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)