Form 10-K
period 2013-12-31
Rexford Industrial Realty, Inc.
filed 2014-03-20
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding at March 14, 2014 was 25,550,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
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

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in this report.

PART I

Item 1. Business

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning, operating and acquiring industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets. As of December 31, 2013, our consolidated portfolio consisted of 65 properties with approximately 6.3 million rentable square feet.  We also own a 15% interest in a joint venture that owns three properties with approximately 1.2 million square feet, which we also manage.   In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

Business Objectives and Growth Strategies

Our primary business objective is to generate attractive risk-adjusted returns for our stockholders through dividends and capital appreciation. We believe that pursuing the following strategies will enable us to achieve this objective:

•

External Growth through Acquisitions. We intend to grow our portfolio through disciplined acquisitions in prime Southern California infill markets. We believe that our relationship-, data- and event-driven research allows us to identify and exploit attractive asset pricing and market inefficiencies. We also seek to acquire assets in off-market or lightly marketed transactions where our execution abilities and market credibility encourage owners to sell assets to us at what we consider pricing that is more favorable to heavily marketed transactions. We also believe our deep market presence and relationships may enable us to selectively acquire assets in marketed transactions that may be difficult to access for less focused buyers.

•

Internal Growth through Intensive, Value-Added Asset Management.  We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning industrial property by renovating, modernizing or increasing functionality to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading and increasing fire life/safety systems capacity. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and diversify our sources of cash flow.  Additionally, our proactive approach to leasing and asset management is driven by our in-house team of portfolio and property managers, which maintains direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.

Competitive Strengths

We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

•

Concentration of Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier to-entry markets with scarcity of vacant or developable land, and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity of supply. We have a portfolio of interests in 68 properties totaling approximately 7.5 million square feet, in which all but one of these properties are located in Southern California infill markets.

•

Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2013, we had 812 individual tenants, with no single tenant accounting for more than 2.2% of our total annualized rent.

•

Superior Access to Deal Flow: We believe that we enjoy superior access to off-market, lightly marketed and marketed acquisition opportunities, many of which are difficult for competing investors to access. Off-market and lightly marketed transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition, making these difficult to close on for less-focused investors. As we are principally focused on the Southern California market, our executive management and acquisition teams have developed and maintain a deep, broad network of relationships among key market participants, including property brokers, lenders, owners and tenants. We employ an extensive broker marketing, incentives and loyalty program. We also utilize data-driven and event-driven analytics and primary research to identify and pursue events and circumstances, including below market leased properties, generational ownership changes, financial distress, related to owners, lenders, and tenants that tend to generate early access to emerging investment opportunities.

•

Vertically Integrated Platform: We are a full-service real estate operating company, with substantial in-house capabilities in all aspects of our business. Our platform includes experienced in-house teams focused on acquisitions, analytics and underwriting, asset management and repositioning, property management, leasing, construction management and sales, as well as finance, accounting, legal and human relations departments.

•

Value-Add Repositioning and Redevelopment Expertise: Our in-house redevelopment and construction management team employs an entrepreneurial approach to redevelopment and repositioning activities that are designed to increase the functionality and cash flow of our properties. These activities include converting large underutilized spaces into a series of smaller and more functional spaces, adding additional square footage and modernizing properties by, among other things, modernizing fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making certain other accretive improvements.

•

Growth-Oriented Capital Structure: Our capital structure provides us with significant financial flexibility and the capacity to fund future growth.  On December 31, 2013, our consolidated debt to total market capitalization was 33.8%. Additionally, we have a $200 million senior secured revolving credit facility with an accordion feature that allows us to increase availability to $400 million under specified circumstances.  As of December 31, 2013 we had $84.1 million outstanding under the facility, with an additional availability of $48.4 million.

Competition

In acquiring our target properties, we compete with other public industrial property sector REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers, many of which have greater financial resources or other competitive advantages than we do. We also face significant competition in leasing available properties to prospective tenants and in re-leasing space to existing tenants, including competition from the properties owned by Mr. Schwimmer. See “Certain Relationships and Related Transactions, and Director Independence.”

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”) to the extent that such properties are “public accommodations” as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with current ADA standards.

ADA compliance is dependent upon the tenant’s specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages plus attorney’s fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as deemed commercially reasonable.

Environmental Matters

The properties that we acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at one of our properties may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We usually require Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. We generally expect to continue to obtain a Phase I or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

We can make no assurances that (1) future laws, ordinances or regulations will not impose material environmental liabilities on us, or (2) the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Insurance

We carry commercial property, liability and terrorism coverage on all the properties in our portfolio under a blanket insurance policy. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by earthquakes, riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes and are not currently insured against such an event (either with a blanket policy or individual property policies). We will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if we deem it cost effective.

Segment and Geographic Financial Information

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, we have only one reporting and operating segment

Employees

At December 31, 2013, we had approximately 40 employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.

Principal Executive Offices

Our principal executive offices are located 11620 Wilshire Boulevard, Suite 1000, Los Angeles, California 90025 (telephone 310-966-1680). We believe that our current facilities are adequate for our present and future operations.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.rexford industrial.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Our board of directors maintains charters for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, each of which is available for viewing on our website at http://www.rexford industrial.com under the heading “Investor Relations—Company Information.”

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.

Item 1A. Risk Factors

Set forth below are some (but not all) of the factors that could adversely affect our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

We believe the following risks are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks could adversely affect our results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock and might cause our stockholders to lose all or part of their investment. For purposes of this section, the term “stockholders” means the holders of shares of our common stock.

Risks Related to Our Business and Operations

Our portfolio of properties is concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

Our properties are concentrated in the industrial real estate sector. This concentration exposes us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in Southern California infill markets, which causes us to be especially susceptible to adverse developments in those markets.

Substantially all of our consolidated properties (64 out of the total 65) are located in Southern California, which may exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this market (such as earthquakes, wild fires and other events). Most of our properties are located in areas known to be seismically active. Our properties are not currently insured against earthquakes (either with a blanket policy or individual property policies). Even if we obtain earthquake insurance in the future, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters.  The Southern California market has experienced downturns within recent years. A further downturn in the Southern California economy could impact our tenants’ ability to continue to meet its rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it more costly to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.

Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.

Our properties are concentrated in certain industries, which, as of December 31, 2013, included the following (and accounted for the percentage of our total annualized rent indicated): Light Manufacturing (12.0%); Wholesale/Retail (11.2%); Warehousing and Storage (9.3%); and Business Services (7.7%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•

we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and in some cases commence foreclosure proceedings on one or more of our properties; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.

Any loan defaults or property foreclosures may impact our ability to access capital in the future on favorable terms or at all, as well as our relationships with and/or perception among lenders, investors, tenants, brokers, analysts, vendors, employees and other parties. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations.”

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2013, leases representing 26.2% and 18.2% of the rentable square footage of the properties in our consolidated portfolio will expire in 2014 and 2015 respectively, and an additional 10.4% of the rentable square footage of the properties in our consolidated portfolio was available (taking into account leases signed as of December 31, 2013 that had not yet commenced on that date). We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Our business strategy involves the acquisition of industrial properties meeting certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may expose us to the following significant risks:

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•	even if we enter into agreements for the acquisition of properties, these agreements are subject to conditions to closing, which we may be unable to satisfy; and
•	we may be unable to finance any given acquisition on favorable terms or at all.

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could slow our growth.

Our acquisition activities may pose risks that could harm our business.

As a result of our acquisitions, we may be required to incur debt and expenditures and issue additional common stock or common units to pay for the acquired properties. These acquisitions may dilute our stockholders’ ownership interest, delay or prevent our profitability and may also expose us to risks such as:

•

the possibility that we may not be able to successfully integrate acquired properties into our existing portfolio or achieve the level of quality with respect to such properties to which tenants of our existing properties are accustomed;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired properties, diverting their attention from our other objectives;
•	the possibility that we may overpay for a property;
•	the possible loss or reduction in value of acquired properties; and
•

the possibility of pre-existing undisclosed liabilities regarding acquired properties, including environmental or asbestos liability, for which our insurance may be insufficient or for which we may be unable to secure insurance coverage.

We cannot assure you that the price for any future acquisitions will be similar to prior acquisitions. If our revenue does not keep pace with these potential acquisition and expansion costs, we may incur net losses. There is no assurance that we will successfully overcome these risks or other problems encountered with acquisitions.

We may obtain limited or no warranties when we purchase a property, which increases the risk that we may lose invested capital in or rental income from such property.

Many properties that we have acquired and expect to acquire in the future are sold in “as is” condition, on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In other acquisitions, the purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property (and in some cases, have liabilities greater than our investment) as well as the loss of rental income from such property.

We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.

The current market for acquisitions of industrial properties in Southern California continues to be extremely competitive. This competition may increase the demand for our target properties and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and/or reducing the rents we can charge and, as a result, adversely affecting our operating results.

We may be unable to source limited marketing deal flow in the future.

As of December 31, 2013, approximately half of the acquisitions by deal count completed by us and our predecessor business since inception were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. We sometimes refer to these transactions as “limited marketing” transactions. Properties that are acquired by limited marketing transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain limited marketing deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.

Our future acquisitions may not yield the returns we expect.

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;
•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues do not increase, causing our results of operations to be adversely affected.

Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need to periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues decline, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance the properties when the loans become due, we will have fewer debt guarantee opportunities available to offer under our Tax Matters Agreement, previously filed with the SEC.

Mortgage and other secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Some of our financing arrangements involve balloon payment obligations, which may adversely affect our financial condition and our ability to make distributions.

Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our ability to satisfy a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to satisfy the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Our revolving credit facility and term loan and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, and the failure to comply with those covenants could materially adversely affect us.

Some of our properties in redevelopment or acquisitions have been, and may in the future be, made by borrowing a portion of the purchase price or redevelopment cost of the properties and securing the loan with a mortgage on the property. Our revolving credit facility and term loan contain, and any other future indebtedness we incur may contain, certain covenants, which, among other things, restrict our activities, including, as applicable, our ability to sell the underlying property without the consent of the holder of such indebtedness, to repay or defease such indebtedness or to engage in mergers or consolidations that result in a change in control of our company. We are also subject to financial and operating covenants. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor.

Failure to hedge effectively against interest rate changes may adversely affect us.

Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. On February 4, 2014, we executed two forward interest rate swaps to mitigate our exposure to fluctuation in short-term interest rates.  Each of the two swaps has a notional value of $30.0 million, and will effectively fix the interest rate on our $60.0 million term loan beginning in 2015.  Our future hedging transactions may include entering into additional interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) went into effect in 2010. Dodd-Frank created a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commission (the “CFTC”) and the SEC. Among other things, Dodd-Frank subjects certain swap participants to new capital, margin and business conduct standards. In addition, Dodd-Frank contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we believe we qualify for one or more of such exceptions (including with respect to our two existing forward interest rate swaps), the scope of these exceptions is still considered uncertain and will be further defined over time. Further, although we may qualify for exceptions, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the legislation, which may increase our transaction costs or make it more difficult for us to enter into additional hedging transactions on favorable terms. Our inability to enter into future hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to interest rate risks.

Our revolving credit facility and term loan will restrict our ability to engage in some business activities.

Our revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;
•	restrict our ability to make certain investments;
•	limit our ability to make capital expenditures;
•	restrict our ability to merge with another company;
•	restrict our ability to make distributions to stockholders; and
•	require us to maintain financial coverage ratios.

These limitations will restrict our ability to engage in some business activities that may otherwise be in our best interests.  In addition, our revolving credit facility and term loan contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

We may be subject to litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may be subject to litigation or threatened litigation. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties, stockholder claims or claims by limited partners in our Operating Partnership, vendor contractual claims and asset purchase and sale related claims. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on us and our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract directors, officers and other key employees.

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

In addition to being subject to litigation in the ordinary course of business, on October 3, 2013, one putative class action purportedly brought on behalf of the pre-IPO investors in RIF III (as defined below) was filed in the Los Angeles County Superior Court.  On February 14, 2014, the plaintiffs filed an amended complaint (as amended, the “RIF III and RIF IV Action”) adding an additional individual pre-IPO investor and putative claims on behalf of investors in RIF IV (as defined below).  Plaintiffs in the RIF III and RIF IV Action assert claims against the Company, RIF III, RIF IV, RILLC (as defined below) and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the Management Companies (as defined below) were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. The first amended complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III and RIF IV, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief.  Plaintiffs also allege that the communication of the proposed Accommodation (as defined and discussed below) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs. While the Company expects to incur costs associated with defending the RIF III and RIF IV Action, at this early stage of the litigation the ultimate outcome is uncertain and the Company cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on its financial statements.

Additionally, it is possible that other investors, including those that did not participate in the Accommodation, may assert claims similar to, or derivative from, the claims contained in the RIF III and RIF IV Action. If we are found to be liable with respect to any of these investor claims, we may incur liabilities that are material to our financial condition and operating results.

A global financial crisis, high structural unemployment, and other events or circumstances beyond the control of the Company may adversely affect its industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2013, the economy showed signs of improvement, but recovery has been slow and volatile. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook. Additionally, job growth remains sluggish, and sustained high unemployment can further hinder economic growth.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on us.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, such as the dislocations in the credit markets and general global economic downturn caused by the financial crisis of 2008. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock as a result of the following potential consequences, among others:

•	decreased demand for industrial space, which would cause market rental rates and property values to be negatively impacted;
•

reduced values of our properties may limit our ability to dispose of assets at attractive prices, or at all, or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•

our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and redevelopment opportunities and refinance existing debt, reduce our returns from our acquisition and redevelopment activities and increase our future interest expense; and

•

one or more lenders under our proposed revolving credit facility or our new term loan could refuse to fund their financing commitments to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

In addition, the economic downturn has adversely affected, and may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

Recent financial and economic trouble in emerging-market economies may adversely impact the U.S. and global economies.

Since the beginning of 2014, several emerging-market economies, including Argentina, Venezuela, Ukraine, Hungary, and Thailand are experiencing severe economic and political turmoil. Other emerging economies, including India, Indonesia, Brazil, Turkey, and South Africa are also reporting significant economic issues including fiscal deficits, falling growth rates, above target-inflation and political uncertainty from upcoming legislative and/or presidential elections. It is not possible to predict whether this economic and political turmoil might negatively impact the developed economies around the world, including the U.S. If these macro-economic and political issues are not managed appropriately, they could lead to currency, sovereign debt or banking crises and other financial turmoil and uncertainty.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The Budget Control Act of 2011 provides for a reduction of $1.1 trillion of U.S. federal government discretionary spending over the next decade through a series of automatic across-the-board spending cuts known as sequestration. Although the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, delayed the effective date of sequestration to provide an additional opportunity for the U.S. Congress and the President to agree on alternative deficit reduction options, sequestration went into effect on March 1, 2013, and will remain in effect in the absence of further legislative action.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. U.S. federal debt is expected to reach the current debt ceiling in the coming months. The U.S. Congress has authority to raise the debt ceiling, and has done so in the past. For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, resulting in sequestration and the lowering of the credit rating of the U.S. federal government. More recently, the U.S. Congress temporarily increased the debt ceiling following a partial shutdown of the U.S. federal government in October 2013. Absent an increase in, or suspensions to, the debt ceiling in 2014, the U.S. federal government may partially shut down again and/or default on its existing loans as a result of reaching the debt ceiling.

An inability of the U.S. federal government to manage its fiscal matters, reduce the duration and scope of sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our tenants. If economic conditions severely deteriorate as a result of government fiscal gridlock, our ability to lease space to our tenants may be significantly impacted.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact us

Recent U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. Although U.S. lawmakers had passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, certain European nations have recently experienced varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Despite assistance packages to Greece, Ireland, Portugal, and Spain, and the creation of the European Financial Stability Facility and the European Financial Stabilization Mechanism, we do not know whether the recent sovereign financial difficulties within the European Union governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective. These developments, and the U.S. government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock.

Monetary policy actions by the Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In recent years, various monetary policies undertaken by the Federal Reserve have involved quantitative easing, which involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets with longer maturities than short-term government bonds. Among other things, quantitative easing is intended to create or maintain a low-interest-rate environment and to stimulate economic activity.

In May 2013, the financial markets began interpreting comments by members of the Federal Reserve, including its chairman, that its quantitative easing would begin to be reduced sometime in 2013. The Federal Reserve commenced the so-called “tapering” of quantitative easing in January 2014 and may cease quantitative easing entirely in 2014, depending upon, among other factors, the Federal Reserve’s assessment of the performance of the U.S. economy. Because of expectations for near-term tapering of quantitative easing, the markets experienced an abrupt transition to higher long-term interest rates in May and June 2013, and market interest rates may continue to rise if the Federal Reserve follows through with its current tapering policy. Increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance.

Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.

Changes in laws, regulations, and financial accounting standards may adversely affect our reported results of operations.

As a response, in large part, to perceived abuses and deficiencies in current regulations believed to have caused or exacerbated the recent global financial crisis, legislative, regulatory, and accounting standard-setting bodies around the world are engaged in an intensive, wide-ranging examination and rewriting of the laws, regulations, and accounting standards that have constituted the basic playing field of global and domestic business for several decades.  In many jurisdictions, including the U.S., the legislative and regulatory response has included the extensive reorganization of existing regulatory and rule-making agencies and organizations, and the establishment of new agencies with broad powers.  This reorganization has disturbed longstanding regulatory and industry relationships and established procedures.

The rule-making and administrative efforts have focused principally on the areas perceived as having contributed to the financial crisis, including banking, investment banking, securities regulation, and real estate finance, with spillover impacts on many other areas.  These initiatives have created a significant degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses.

The global financial crisis and the aggressive government and accounting profession reaction thereto have occurred against a backdrop of increasing globalization and internationalization of financial and securities regulation that began prior to the recent financial crisis. As a result of this ongoing trend, financial and investment activities previously regulated almost exclusively at a local or national level are increasingly being regulated, or at least coordinated, on an international basis, with national rule-making and standard-setting groups relinquishing varying degrees of local and national control to achieve more uniform regulation and reduce the ability of market participants to engage in regulatory arbitrage between jurisdictions. This globalization trend has continued, arguably with an increased sense of urgency and importance, since the financial crisis.

This high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created a business environment that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors.

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international standards, proposed lease and investment property accounting standards, and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our client tenants, which would have a secondary impact on us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

Although we have not been as directly affected by the wave of new legislation and regulation as banks and investment banks, we may also be adversely affected by new or amended laws or regulations; by changes in federal, state, or foreign tax laws and regulations; and by changes in the interpretation or enforcement of existing laws and regulations.  In the U.S., the financial crisis and continuing economic slowdown prompted a variety of legislative, regulatory, and accounting profession responses.

The federal legislative response culminated in the enactment on July 21, 2010, of Dodd-Frank.  Dodd-Frank contains far-reaching provisions that substantially revise, or provide for the revision of, longstanding, fundamental rules governing the banking and investment banking industries, and provide for the broad restructuring of the regulatory authorities in these areas.  Dodd-Frank has resulted in, and is expected to continue to result in, profound changes in the ground rules for financial business activities in the U.S.

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of Dodd-Frank have extended implementation periods and delayed effective dates and will require extensive rule making by regulatory authorities.  While we do not currently expect Dodd-Frank to have a significant direct impact on us, Dodd-Frank’s impact on us may not be known for an extended period of time.  Dodd-Frank, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  Dodd-Frank also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.

Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our reported asset and liability values and earnings, and may materially and adversely affect our reported results of operations.

Accounting for public companies in the U.S. has historically been conducted in accordance with GAAP as established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The International Accounting Standards Board (“IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”).  IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.

IFRS differs in material respects from GAAP.  Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than GAAP.  “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation.

The SEC released a final report on its IFRS work plan, which indicates the SEC still needs to analyze and consider whether IFRS should be incorporated into the U.S. financial reporting system.  It is unclear at this time how and when the SEC will propose that GAAP and IFRS be harmonized if the decision to incorporate is adopted.  In addition, incorporating a new method of accounting and adopting IFRS will be a complex undertaking.  We may need to develop new systems and controls based on the principles of IFRS.  Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain.

Changes in financial accounting standards related to accounting for leases and investments in real estate may adversely impact us.

The regulatory boards and government agencies which determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow. Currently, the Boards are considering, among other items, proposed changes to the accounting standards for leases for both lessees and lessors, as well as the accounting standards for investments in real estate.

These proposals may or may not ultimately be implemented by the Boards. If some or all of the current proposals were to become final standards, our balance sheet, results of operations, or market price of common stock could be significantly impacted. Such potential impacts include, without limitation:

•	Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee;
•

Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases; and

•	The recognition of gains and losses from mark-to-market valuation changes in investments in real estate

Changes in lease accounting standards could also potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations on their financial statements.

We have a limited operating history as a publicly traded company and may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions to our stockholders as a publicly traded company or maintain our qualification as a REIT.

We were organized in January 2013 and have only a limited operating history as a public company following our July 24, 2013 initial public offering(“IPO”). We may not be able to successfully operate our business or implement our operating policies and investment strategy.

Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses, service any debt we may incur in the future and make distributions to our stockholders. As a newly formed company, we are subject to the risks of any newly established business enterprise, including risks that we will be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which could have a material adverse effect on our business and our operating results.

We cannot assure you that the business and operations of our predecessor and the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We are required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT, to satisfy our periodic and current reporting requirements under applicable SEC regulations, to comply with the requirements of Sarbanes-Oxley and to comply with New York Stock Exchange (“NYSE”) listing standards. This transition could place a significant strain on our management systems, infrastructure and other resources. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt we may incur in the future and make distributions to our stockholders. Our ability to successfully operate our business and implement our operating policies and investment strategy will depend on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
•	our ability to contain renovation, maintenance, marketing and other operating costs for our properties;
•	our ability to maintain high occupancy rates and target rent levels;
•	costs that are beyond our control, including title litigation, litigation with tenants, legal compliance, real estate taxes and insurance;
•	interest rate levels and volatility, such as the accessibility of short- and long-term financing on desirable terms; and
•	economic conditions in our target markets as well as the condition of the financial and real estate markets and the economy generally.

Although we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and therefore may utilize various exemptions to public reporting requirements, we are still required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with Sarbanes-Oxley, Dodd Frank, and NYSE or other relevant listing standards. As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that our predecessor did not incur because it operated privately, exempt from most of these regulations.  Our costs may increase after we are no longer an “emerging growth company,” and our management and other personnel will need to continue to devote a substantial amount of time to comply with these rules and regulations and maintain the corporate infrastructure and control systems and procedures demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect.

We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial tenant concessions or tenant rights (including rent abatements, tenant improvements, early termination rights or below-market renewal options) in order to retain tenants when our tenants’ leases expire or to attract new tenants.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants.

Occupancy and rental rates are the primary drivers of our revenue and significantly impact us and our stockholders. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, when a tenant at one of our properties does not renew its lease or otherwise vacates its space, it is likely that, in order to attract one or more new tenants, we will be required to expend funds for improvements in the vacated space. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.

A substantial majority of the leases at our properties are with tenants who have non-investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations to us than a tenant with an investment grade credit rating.

A substantial majority of the leases at our properties are with tenants who have non-investment grade credit ratings. The ability of a non-investment grade tenant to meet its obligations to us cannot be considered as well assured as that of an investment grade tenant. All of our tenants may face exposure to adverse business or economic conditions which could lead to an inability to meet their obligations to us. However, non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that a substantial majority of our tenants are not investment grade may cause investors or lenders to view our cash flows as less stable, which may increase our cost of capital, limit our financing options or adversely affect the trading price of our common stock.

Some of our tenants have historically filed for bankruptcy protection or become insolvent. This may occur with tenants in the future, and we are particularly at risk because of the credit rating of much of our tenant base. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Also, our claim for unpaid rent would likely not be paid in full. Failed banks or banks involved in government-facilitated sales are subject to the Federal Deposit Insurance Corporation’s (the “FDIC”) statutory authority and receivership process. The FDIC has receivership powers that are substantially broader than those of a bankruptcy trustee. In dealing with the FDIC in any repudiation of a lease, we as landlord are likely to be in a less favorable position than with a debtor in a bankruptcy proceeding. Many of the creditor protections that exist in a bankruptcy proceeding do not exist in a FDIC receivership.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Southern California real estate market, a general economic downturn and a decline in the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents for properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. In addition, depending on fluctuations in asking rental rates at any given time, from time to time rental rates for expiring leases in our portfolio may be higher than starting rental rates for new leases.  We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above our current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.  If we are unable to obtain rental rates comparable to our asking rents for properties in our portfolio, our ability to generate cash flow growth will be negatively impacted. Significant rent reductions could result in a write-down of one or more of our consolidated properties and/or adversely affect the market price of our common stock, our financial condition and our results of operations, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders. Moreover, the resale value of a property could be diminished because the market value of a particular property depends principally upon the value of the leases of such property.

We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we are able to deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Our real estate development and re-development activities are subject to risks particular to development and re-development.

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities:

•	unsuccessful development or redevelopment opportunities could result in direct expenses to us;
•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•

time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;
•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•

our ability to dispose of properties developed or redeveloped with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Ziman, Schwimmer and Frankel, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity.

Our ability to retain our senior management, particularly Messrs. Ziman, Schwimmer and Frankel, or to attract suitable replacements should any members of our senior management leave, is dependent on the competitive nature of the employment market. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants. Further, the loss of a member of our senior management team could be negatively perceived in the capital markets.

Potential losses, including from adverse weather conditions and natural disasters, may not be covered by insurance.

We carry commercial property, liability and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that are appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. We do not carry insurance for certain types of extraordinary losses, such as loss from earthquakes, riots, war and wildfires because we believe such coverage is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from riots, war, earthquakes, wildfires and other uninsured losses.

If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Substantially all of the properties in our portfolio are located in areas that are prone to earthquake activity and we are not insured against such an event.

Substantially all of the properties in our portfolio are located in Southern California, an area that is particularly prone to seismic activity.  A severe earthquake in the Southern California region could result in uninsured damage to a subset or even a substantial portion of our portfolio and could significantly impact our cash flow.

We do not currently carry insurance for losses resulting from earthquakes because we do not believe appropriate coverage is available at a cost commensurate with the loss risk.  We will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage in the future if we deem it cost effective. However, until such time as we obtain such coverage, we would be required to bear all losses, including loss of invested capital and anticipated future cash flows, occurring at these properties as a result of an earthquake

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants conducted a Phase I or similar environmental site assessment on most of our properties at the time of their acquisition or in connection with subsequent financings. Such Phase Is or similar environmental site assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the relevant properties. We did not obtain at our IPO, and do not intend to obtain new or updated Phase Is or similar environmental site assessments in the ordinary course of business absent a specific need.This may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase Is or similar environmental site assessments and this failure may expose us to liability in the future.

We may be unable to sell a property if or when we decide to do so.

We expect to hold the various real properties until such time as we decide that a sale or other disposition is appropriate. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting the industrial real estate market which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell any properties identified for sale at favorable pricing and may not receive net income from the transaction.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We currently co-invest, and may co-invest in the future, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.

We currently hold a 15% interest in a joint venture (the “JV”) that indirectly owns three properties located in Ventura County, California. In addition to the general risks described above with respect to joint ventures, specifically with respect to the JV, at any time that less than two of Messrs. Ziman, Schwimmer and Frankel remain as executive officers with involvement in the day-to-day operations of our company and its subsidiaries, our joint venture partner may have the ability to remove us as a co-manager of the JV, offset against distributions to which we would otherwise be entitled, and/or force the sale of our 15% interest in the JV to our joint venture partner. Additionally, under the terms of our joint venture agreement with, until the earlier of (i) the sale of the Mission Oaks properties owned indirectly by the JV and (ii) the date upon which the property located at 3233 E. Mission Oaks Boulevard achieves 85% pre-leasing/leasing or occupancy (as applicable) for two consecutive calendar months, prior to purchasing, investing in or acquiring a direct or indirect interest in any debt or equity associated with any property located in Ventura County, California with industrial tenant space (or which is intended to have industrial tenant space) larger than 30,000 square feet and meets certain other investment criteria, we are obligated to offer our joint venture partner the opportunity to invest in such investment opportunity on substantially the same terms and conditions offered to us or our affiliates.

If we fail to implement and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

As a publicly traded Company, we are required to comply with the applicable provisions of Sarbanes-Oxley, which requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and effective disclosure controls and procedures for making required filings with the SEC. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed, potentially irreparably.

The process for designing and implementing an effective system of integrated internal controls is a continuous effort that requires significant resources and devotion of time. As part of the ongoing monitoring of internal controls required of publicly traded companies, we may discover material weaknesses in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. In addition, as an “emerging growth company,” our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of (a) 2015, the year following this first annual report required to be filed with the SEC and (b) the date we are no longer an “emerging growth company,” which may be up to a full five fiscal years following the IPO.

Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to qualify and maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid), including any net capital gains. Because of these distribution requirements, we are highly dependent on third-party sources to fund capital needs, including any necessary acquisition financing. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the trading price of our common stock.

In recent years, the capital markets have been subject to periodic significant disruptions.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.  We have an aggressive growth plan ahead, and if we cannot obtain capital from third-party sources on favorable terms or at all when desired, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and the real estate industry.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply or reduction in demand for industrial space;
•	adverse changes in financial conditions of buyers, sellers and tenants of properties;
•

vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, floods and wildfires, which may result in uninsured or underinsured losses;
•	decreases in the market value of our properties;
•	changing submarket demographics; and
•	changing traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our Tax Matters Agreement, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Declining real estate valuations and impairment charges could materially adversely affect us.

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses have a direct impact on our operating results, because recording an impairment loss results in a negative adjustment to our publicly reported operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis.

Adverse economic conditions and the dislocation in the credit markets could materially adversely affect us.

Economic conditions in recent years have been unpredictable and varied greatly, creating uncertainty and in some cases severely impacted the lending and capital markets, particularly for real estate. The capital markets have witnessed significant adverse conditions in recent years, including a substantial reduction in the availability of, and access to, capital. Often the risk premium demanded by lenders has increased markedly, and underwriting standards have generally tightened. In addition, failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending sources available to the market. These conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness, and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms..

Any lack of availability of debt financing may require us to rely more heavily on additional equity issuances, which may be dilutive to our current stockholders, or on less efficient forms of debt financing. Additionally, the limited amount of financing currently available may reduce the value of our properties and limit our ability to borrow against such properties.

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We have acquired, and may continue to acquire, properties in markets that are new to us. For example, our predecessor business acquired properties in Arizona and Illinois as part of an acquisition of a portfolio of properties that included four other properties located in our target markets. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures.

We may choose not to distribute the proceeds of any sales of real estate to our stockholders, which may reduce the amount of our cash distributions to stockholders.

We may choose not to distribute any proceeds from the sale of real estate investments to our stockholders. Instead, we may elect to use such proceeds to:

•	acquire additional real estate investments;
•	repay debt;
•	buy out interests of any partners in any joint venture in which we are a party;
•	create working capital reserves; or
•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures on our other properties.

Any decision to retain or invest the proceeds of any sales, rather than distribute such proceeds to our stockholders may reduce the amount of cash distributions to equity holders.

If any of our insurance carriers becomes insolvent, we could be adversely affected.

We carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at significant risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency would likely adversely affect us.

Our property taxes could increase due to property tax rate changes or reassessment, which could adversely impact our cash flows.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All of our properties located in California may be reassessed as a result of various factors. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.

We could incur significant costs related to government regulation and litigation over environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating to or from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and in some cases our aggregate net asset value. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal, property, or natural resources damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard American Society for Testing and Materials (ASTM) procedures in Phase I environmental studies, which we obtain on all property acquisitions. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on certain of the properties in our initial portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our initial portfolio. In addition, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation or known or suspected contamination. As a result, we could potentially incur material liability for these issues.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos).

In addition, the properties in our portfolio also are subject to various federal, state and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us. Further, these environmental, health, and safety laws could become more stringent in the future, and this could subject us or our tenants to new or greater liability.

We cannot assure you that remedial measures and other costs or liabilities incurred as a result of environmental issues will be immaterial to our overall financial position. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief.

In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance, including the removal of access barriers, and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to outstanding debt.

We hold certain instruments in our debt profile on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with a number of their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark, but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts-of-interest policy and appropriate systems and controls. On July 9, 2013, it was reported that NYSE Euronext had been awarded the contract to administer LIBOR beginning in 2014. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by NYSE Euronext, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

Risks Related to Our Organizational Structure

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of common units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Maryland law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company.

Under Maryland law, a general partner of a Maryland limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the partnership agreement or Maryland law consistent with the obligation of good faith and fair dealing. The partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our operating partnership, may give priority to the separate interests of our company or our stockholders (including with respect to tax consequences to limited partners, assignees or our stockholders), and, in the event of such a conflict, any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of our operating partnership under its partnership agreement does not violate the duty of loyalty or any other duty that we, in our capacity as the general partner of our operating partnership, owe to our operating partnership and its partners or violate the obligation of good faith and fair dealing.

Additionally, the partnership agreement provides that we generally will not be liable to our operating partnership or any partner for any action or omission taken in our capacity as general partner, for the debts or liabilities of our operating partnership or for the obligations of the operating partnership under the partnership agreement, except for liability for our fraud, willful misconduct or gross negligence, pursuant to any express indemnity we may give to our operating partnership or in connection with a redemption.  Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person in advance of a final disposition of the proceeding upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership is not required to indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our operating partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability to our operating partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties and obligations that would be in effect were it not for the partnership agreement.

Some of our directors and executive officers have outside business interests, including interests in real estate-related businesses, and, therefore, may have conflicts of interest with us.

Certain of our executive officers and directors have outside business interests, including interests in real estate-related businesses, and may own equity securities of public and private real estate companies. Our executive officers’ and directors’ interests in these entities could create a conflict of interest, especially when making determinations regarding our renewal of leases with tenants subject to these leases. Our executive officers’ involvement in other businesses and real estate-related activities could divert their attention from our day-to-day operations, and state law may limit our ability to enforce any non-compete agreements.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue classes or series of common stock or preferred stock with preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions of the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“Business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price or supermajority stockholder voting requirements on these combinations; and

•

“Control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, our bylaws provide that we will not be subject to the control share provisions of the MGCL and our board of directors has, by resolution, exempted us from the business combination between us and any other person. However, we cannot assure you that our board of directors will not revise the bylaws or such resolution in order to be subject to such business combination and control share provisions in the future. Notwithstanding the foregoing, an alteration or repeal of the board resolution exempting such business combinations will not have any effect on any business combinations that have been consummated or upon any agreements existing at the time of such modification or repeal.

Certain provisions of the MGCL permit the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of shares of our stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby it elects to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on the board of directors.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisition of us.

Provisions of the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders or limited partners might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;
•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;
•	transfer restrictions on common units;
•

our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue additional partnership interests with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of our stockholders or the limited partners; and

•	the right of the limited partners to consent to certain transfers of our general partnership interest (whether by sale, disposition, statutory merger or consolidation, liquidation or otherwise).

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

The Tax Matters Agreement limits our ability to sell or otherwise dispose of certain properties, even though a sale or disposition may otherwise be in our stockholders’ best interest.

In connection with the formation transactions, we entered into a Tax Matters Agreement with certain limited partners of our operating partnership, including Messrs. Ziman, Schwimmer and Frankel, that provides that if we dispose of any interest with respect to certain properties in our initial portfolio in a taxable transaction during the period from the completion of the IPO (July 24, 2014) through the seventh anniversary of such completion (July 24, 2021), our operating partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that exists with respect to such property interest as of the time of this offering and tax liabilities incurred as a result of the indemnification payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under this agreement, our operating partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

The Tax Matters Agreement may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

The Tax Matters Agreement provides that, during the period from the completion of this offering through the period ending on the twelfth anniversary of our IPO (July 24, 2026), our operating partnership will offer certain limited partners the opportunity to guarantee its debt, and following such period, our operating partnership will use commercially reasonable efforts to provide such limited partners who continue to own at least 50% of the common units they originally received in the formation transactions with debt guarantee opportunities. Our operating partnership will be required to indemnify such limited partners for their tax liabilities resulting from our failure to make such opportunities available to them (plus an additional amount equal to the taxes incurred as a result of such indemnity payment). Among other things, this opportunity to guarantee debt is intended to allow the participating limited partners to defer the recognition of gain in connection with the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law in effect from time to time. Generally, Maryland law permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under Maryland law, a Maryland corporation also may not indemnify a director or officer in a suit by or on behalf of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or on our behalf, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, our stockholders’ ability to recover damages from such director or officer will be limited.

We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to continue to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our operating partnership may issue additional common units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2013 we own 89.4% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our operating partnership to issue additional common units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

Risks Related to Our Status as a REIT

Failure to qualify or maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our common stock.

We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We intend to continue to meet the requirements for taxation as a REIT.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT, or that we will remain qualified as such in the future. If we were to fail to qualify as a REIT in any taxable year we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiary will be subject to tax as a regular corporation in the jurisdictions it operates.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Our taxable REIT subsidiaries will be subject to federal income tax, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We own an interest in one or more taxable REIT subsidiaries, and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Accordingly, we may not be able to retain sufficient cash flow from operations to meet our debt service requirements and repay our debt. Therefore, we may need to raise additional capital for these purposes, and we cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed. Further, in order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the per share trading price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013 our consolidated portfolio consists of 65 wholly-owned properties located in Southern California infill markets totaling approximately 6.3 million rentable square feet.

The table below sets forth relevant information with respect to the operating properties in our portfolio as of December 31, 2013.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
Los Angeles - Greater San Fernando Valley
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	473,345	7.5%	27	99.4%	$4,450,584	9.1%	$9.46
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.5%	4	100.0%	$248,412	0.5%	$8.00
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Light Manufacturing	1969, 2008 / 2006	138,474	2.2%	7	94.4%	$994,560	2.0%	$7.61
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Light Manufacturing	1987 / 2006	91,788	1.5%	1	77.6%	$534,528	1.1%	$7.50
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,701	1.3%	9	82.2%	$925,440	1.9%	$14.13
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	2.2%	1	100.0%	$800,064	1.6%	$5.88
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,327	1.6%	13	96.1%	$884,988	1.8%	$9.00
2900 Madera Rd.	Simi Valley	1	Office	1988	63,305	1.0%	-	0.0%	$-	0.0%	$-
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	1.3%	1	100.0%	$458,424	0.9%	$5.64
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.8%	24	96.8%	$567,840	1.2%	$12.12
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.5%	2	100.0%	$225,108	0.5%	$7.62
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,288	1.2%	23	87.8%	$706,260	1.4%	$10.68
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	1.2%	1	100.0%	$542,424	1.1%	$7.05
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	44,924	0.7%	3	89.5%	$1,210,884	2.5%	$30.13
700 Allen Ave., 1840 Dana St., & 1830 Flower	Glendale	3	Light Industrial / Office	1949, 1961 / 2011-2012	38,665	0.6%	1	65.1%	$694,639	1.4%	$27.60
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.8%	1	100.0%	$543,912	1.1%	$11.24
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.5%	3	100.0%	$520,440	1.1%	$16.46
Subtotal / Weighted Average		37			1,591,132	25.2%	121	91.1%	$14,308,507	29.2%	$9.87

Los Angeles - San Gabriel Valley
2743 Thompson Creek Rd.	Pomona	1	Warehouse / Distribution	1983	245,961	3.9%	1	100.0%	$1,062,552	2.2%	$4.32
280 W. Bonita Ave.	Pomona	1	Warehouse / Distribution	1983	119,898	1.9%	1	100.0%	$517,956	1.1%	$4.32
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	1.1%	1	100.0%	$856,572	1.7%	$12.63
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	1.1%	35	96.8%	$680,868	1.4%	$10.11
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	1.2%	1	100.0%	$987,180	2.0%	$12.99

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	99,720	1.6%	23	89.0%	$745,980	1.5%	$8.41
13914-13932 Valley Blvd.	La Puente	2	Warehouse / Light Manufacturing	1978, 1988 / 2012	58,084	0.9%	24	81.9%	$384,564	0.8%	$8.09
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	3.8%	13	100.0%	$2,004,408	4.1%	$8.31
Subtotal / Weighted Average		19			978,341	15.5%	99	97.6%	$7,240,080	14.8%	$7.58

Los Angeles - Central
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	3.0%	3	100.0%	$1,271,784	2.6%	$6.67

Los Angeles - Mid-Counties
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	3	Warehouse / Distribution	1982 / 2009	106,995	1.7%	4	100.0%	$868,284	1.8%	$8.12
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	1.4%	21	95.4%	$623,268	1.3%	$7.60
12910 East Mulberry Dr.	Whittier	1	Warehouse / Distribution	1962 / 2009	153,080	2.4%	1	36.8%	$357,588	0.7%	$6.35
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	2.8%	35	82.9%	$1,125,305	2.3%	$7.69
Subtotal / Weighted Average		8			522,430	8.3%	61	75.0%	$2,974,445	6.1%	$7.59

Los Angeles - South Bay
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	100,851	1.6%	2	45.1%	$254,268	0.5%	$5.59
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.5%	10	100.0%	$239,916	0.5%	$7.94
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989	78,183	1.2%	5	100.0%	$509,580	1.0%	$6.52
311, 319, 329 & 333 157th St.	Gardena	4	Warehouse / Light Manufacturing	1960-1971 / 2006-2011	60,000	0.9%	6	80.0%	$351,024	0.7%	$7.31
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.8%	26	97.6%	$520,728	1.1%	$10.78
6010 Paramount Ave., 2708 Seaboard Lane	Long Beach	1	Warehouse / Light Manufacturing	1981-1982	16,534	0.3%	2	100.0%	$133,320	0.3%	$8.06
Subtotal / Weighted Average		13			335,311	5.3%	51	79.5%	$2,008,836	4.1%	$7.53

North Orange County
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	2.6%	12	92.6%	$1,104,468	2.3%	$7.40
22343-22349 La Palma Ave.	Yorba Linda	4	Warehouse / Light Manufacturing	1988	115,760	1.8%	49	81.3%	$1,082,928	2.2%	$11.50
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	120,313	1.9%	19	84.7%	$980,696	2.0%	$9.62
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim	2	Warehouse / Light Manufacturing	1973 / 2007	62,395	1.0%	30	98.2%	$708,744	1.4%	$11.56
Subtotal / Weighted Average		15			459,754	7.3%	110	88.5%	$3,876,836	7.9%	$9.53

Orange County Airport
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	1.9%	1	100.0%	$699,264	1.4%	$5.73

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	1.6%	56	96.7%	$1,012,385	2.1%	$10.34
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.6%	13	91.1%	$327,348	0.7%	$9.32
200-220 South Grand Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	27,200	0.4%	6	91.2%	$235,176	0.5%	$9.48
Subtotal / Weighted Average		9			289,040	4.6%	76	96.8%	$2,274,173	4.6%	$8.13

San Bernardino - Inland Empire West
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	1.7%	1	100.0%	$440,076	0.9%	$4.08
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	2.0%	3	84.5%	$1,676,796	3.4%	$15.34
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	1.7%	52	88.3%	$821,088	1.7%	$8.65
9375 Archibald Ave.	Rancho Cucamonga	8	Light Industrial / Office	1980 / 2007	62,677	1.0%	28	69.0%	$370,603	0.8%	$8.57
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair	5	Warehouse / Light Manufacturing	1974	88,146	1.4%	42	82.3%	$686,412	1.4%	$9.46
Subtotal / Weighted Average		25			495,561	7.8%	126	86.4%	$3,994,975	8.1%	$9.34

San Bernardino - Inland Empire East
6750 Unit B-C - 6780 Central Ave.	Riverside	4	Warehouse / Light Manufacturing	1978	63,675	1.0%	5	92.2%	$319,344	0.7%	$5.44
77-700 Enfield Lane	Palm Desert	1	Warehouse / Light Manufacturing	1990	21,607	0.3%	7	100.0%	$156,444	0.3%	$7.24
Subtotal / Weighted Average		5			85,282	1.3%	12	94.2%	$475,788	1.0%	$5.92

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	3.4%	11	100.0%	$1,623,768	3.3%	$7.55
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	1.1%	2	100.0%	$510,024	1.0%	$7.30
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	2.0%	17	92.5%	$952,212	1.9%	$8.21
Subtotal / Weighted Average		3			410,533	6.5%	30	97.7%	$3,086,004	6.3%	$7.69

San Diego - North County
1335 Park Center Dr.	Vista	1	Warehouse / Distribution	1999 / 2007	124,997	2.0%	2	100.0%	$831,024	1.7%	$6.65
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	121,892	1.9%	12	83.7%	$718,116	1.5%	$7.04
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	1.1%	7	100.0%	$556,116	1.1%	$8.07
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	2.4%	3	92.7%	$1,204,224	2.5%	$8.58
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,951	1.4%	6	56.7%	$649,800	1.3%	$12.75
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	1.3%	6	92.6%	$626,904	1.3%	$8.42
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	1.1%	2	56.0%	$447,732	0.9%	$11.17

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
Subtotal / Weighted Average		18			709,251	11.2%	38	84.9%	$5,033,916	10.3%	$8.36

San Diego - Central
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	1.6%	43	91.4%	$1,155,408	2.4%	$12.90
12345 First American Way	Poway	1	Light Industrial / Office	2002 / 2007	40,022	0.6%	3	100.0%	$459,576	0.9%	$11.48
Subtotal / Weighted Average		11			137,989	2.2%	46	93.9%	$1,614,984	3.3%	$12.46

San Diego - South County
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	78,615	1.2%	15	72.4%	$504,768	1.0%	$8.87

Other
500-560 Zenith Dr.	Glenview	3	Light Industrial / Office	1978	37,992	0.6%	24	80.6%	$388,776	0.8%	$12.70
Consolidated Portfolio - Total / Weighted Average		171			6,321,894	100.0%	812	89.7%	$49,053,872	100.0%	$8.65

(1)	Year renovated means the most recent year in which a material upgrade, alteration or addition to building systems was completed resulting in increased marketability of the property.
(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2013.
(3)	Calculated as the occupancy at such property as of December 31, 2013.
(4)	Calculated as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2013, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.
(5)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2013.
(6)	Calculated as annualized base rent for such property divided by leased square feet for such property as of December 31, 2013.

Property Diversification

The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2013.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Light Manufacturing	37	91.4%	3,031,733	48.0%	$23,450,514	47.8%	$8.46
Warehouse / Distribution	14	92.9%	2,348,988	37.1%	$15,593,832	31.8%	$7.15
Light Manufacturing / Flex	6	80.6%	466,319	7.4%	$5,138,520	10.5%	$13.67
Light Industrial / Office	7	82.5%	411,549	6.5%	$4,871,006	9.9%	$14.34
Office	1	0.0%	63,305	1.0%	$-	0.0%	$-
Total / Weighted Average	65	89.7%	6,321,894	100.0%	$49,053,872	100.0%	$8.65

(1)	Calculated as the average occupancy at such properties as of December 31, 2013.
(2)

Calculated for each property as the monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2013, multiplied by 12, and then aggregated by property type.  Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2013.
(4)	Calculated for each property type as annualized base rent for such property type divided by leased square feet for such property type as of December 31, 2013.

Uncommenced Leases

The following table sets forth information relating to our uncommenced leases.

Market	Leased Square Feet Under Uncommenced Leases(1)	Pro Forma Occupancy(2)	Annualized Base Rent Under Uncommenced Leases(3)	Total Pro Forma Annualized Base Rent(4)	Total Pro Forma Annualized Base Rent per Square Foot(5)
Los Angeles County	14,495	90.3%	$104,472	$27,908,124	$8.54
Orange County	12,713	93.4%	$129,504	$6,280,513	$8.98
San Bernardino County	18,004	90.6%	$122,832	$4,593,595	$8.73
Ventura County	-	97.7%	$-	$3,086,004	$7.69
San Diego County	28,347	88.2%	$231,948	$7,385,616	$9.04
Other	-	80.6%	$-	$388,776	$12.70
Total/Weighted Average	73,559	90.8%	$588,756	$49,642,628	$8.65

(1)

The uncommenced leases include: 14,495 square feet of new leases for Los Angeles County; 12,713 square feet of new leases for Orange County; 18,004 square feet of new leases for San Bernardino County; and 28,347 square feet of new leases for San Diego County;

(2)	Pro forma occupancy is calculated as (i) square footage under lease as of December 31, 2013 plus additional square footage leased pursuant to uncommenced leases as of December 31, 2013.
(3)

Annualized base rent under uncommenced leases is calculated by multiplying the first full month of contractual rents (before rent abatements) to be received under uncommenced leases, by 12 and then aggregating by market.

(4)	Total pro forma annualized base rent is calculated by adding annualized base rent as of December 31, 2013 and annualized base rent under uncommenced leases.
(5)

Annualized base rent per square foot under uncommenced leases is calculated as (i) annualized rent base under leases entered into as of December 31, 2013 but that had not commenced as of December 31, 2013, divided by (ii)  leased square feet under uncommenced leases.

Geographic Diversification

The following table sets forth information relating to geographic diversification by state in our portfolio based on total annualized rent as of December 31, 2013.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Greater San Fernando Valley	17	91.1%	1,591,132	25.2%	$14,308,507	29.2%	$9.87
San Gabriel Valley	8	97.6%	978,341	15.5%	$7,240,080	14.8%	$7.58
Central LA	1	100.0%	190,663	3.0%	$1,271,784	2.6%	$6.67
Mid-Counties	4	75.0%	522,430	8.3%	$2,974,445	6.0%	$7.59
South Bay	6	79.5%	335,311	5.3%	$2,008,836	4.1%	$7.53
Subtotal / Weighted Average	36	89.9%	3,617,877	57.3%	$27,803,652	56.7%	$8.55

Orange County
North Orange County	4	88.5%	459,754	7.3%	$3,876,836	7.9%	$9.53
Airport	4	96.8%	289,040	4.6%	$2,274,173	4.6%	$8.13
Subtotal / Weighted Average	8	91.7%	748,794	11.9%	$6,151,009	12.5%	$8.96

San Bernardino County
Inland Empire West	5	86.4%	495,561	7.8%	$3,994,975	8.1%	$9.34
Inland Empire East	2	94.2%	85,282	1.3%	$475,788	1.0%	$5.92
Subtotal / Weighted Average	7	87.5%	580,843	9.1%	$4,470,763	9.1%	$8.80

Ventura County
Camarillo / Oxnard	3	97.7%	410,533	6.5%	$3,086,004	6.3%	$7.69
Subtotal / Weighted Average	3	97.7%	410,533	6.5%	$3,086,004	6.3%	$7.69

San Diego County
North County	7	84.9%	709,251	11.2%	$5,033,916	10.3%	$8.36
Central	2	93.9%	137,989	2.2%	$1,614,984	3.3%	$12.46
South County	1	72.4%	78,615	1.2%	$504,768	1.0%	$8.87
Subtotal / Weighted Average	10	85.1%	925,855	14.6%	$7,153,668	14.6%	$9.08

Other(5)	1	80.6%	37,992	0.6%	$388,776	0.8%	$12.70
Consolidated Portfolio - Total / Weighted Average	65	89.7%	6,321,894	100.0%	$49,053,872	100.0%	$8.65

(1)	Calculated as the average occupancy at such properties as of December 31, 2013.
(2)

Calculated for each property as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2013, multiplied by 12, and then aggregated by market. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2013.
(4)	Calculated as annualized base rent for such market divided by leased square feet for such market as of December 31, 2013.
(5)	Includes one property in Glenview, Illinois.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized rent as of December 31, 2013.

Industry	Number of Leases(1)	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Light Manufacturing	79	781,288	13.8%	$5,885,908	12.0%	$7.53
Wholesale/Retail	106	639,629	11.3%	5,505,648	11.2%	$8.61
Warehousing & Storage	55	777,112	13.7%	4,567,560	9.3%	$5.88
Business Services	95	300,783	5.3%	3,788,785	7.7%	$12.60
Technology & Electronics	50	308,689	5.4%	3,382,519	6.9%	$10.96
Construction	77	401,607	7.1%	3,323,312	6.8%	$8.28
Paper & Printing	16	366,862	6.5%	2,937,288	6.0%	$8.01
Automotive	59	318,959	5.6%	2,775,288	5.7%	$8.70
Industrial Equipment & Components	43	286,362	5.0%	2,454,420	5.0%	$8.57
Apparel	23	302,917	5.3%	2,207,340	4.5%	$7.29
Food & Beverage	49	227,006	4.0%	2,111,796	4.3%	$9.30
Pharmaceuticals	13	173,449	3.1%	2,047,128	4.2%	$11.80
Sporting & Recreational Goods	31	213,581	3.8%	1,766,268	3.6%	$8.27
Healthcare	45	162,231	2.9%	1,689,996	3.4%	$10.42
Logistics & Transportation	22	141,886	2.5%	1,125,612	2.3%	$7.93
Government	2	60,881	1.1%	1,078,776	2.2%	$17.72
Financial Services	27	55,142	1.0%	702,180	1.4%	$12.73
Other	20	149,494	2.6%	1,704,048	3.5%	$11.40
Total / Weighted Average	812	5,667,878	100.0%	$49,053,872	100.0%	$8.65

(1)	A single lease may cover space in more than one building.
(2)

Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2013, multiplied by 12, and then aggregated by industry.  Excludes billboard and antenna revenue and rent abatements. Annualized base rent includes rent from triple net leases, modified gross leases and gross leases.

(3)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2013.
(4)	Calculated as annualized base rent for tenants in such industry divided by leased square feet for tenants in such industry as of December 31, 2013.

Tenants

Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2013, our consolidated properties were 90.8% leased to 812 tenants in a variety of industries, with no single tenant accounting for more than 2.2% of our total annualized rent. Our average tenant size is approximately 7,000 square feet, with approximately 70% of tenants occupying less than 50,000 square feet each. Our 10 largest tenants account for 16.5% of our annualized rent as of December 31, 2013. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2013.

Tenant	Submarket	Number of Properties	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Warehouse Specialists	San Gabriel Valley	1	245,961	4.3%	$1,062,552	2.2%	$4.32	11/30/2017
State of California	Inland Empire West	1	58,781	1.0%	$1,050,996	2.1%	$17.88	3/31/2020
Biosense	San Gabriel Valley	1	76,000	1.3%	$987,180	2.0%	$12.99	10/31/2020
ITT Industries, Inc.	San Gabriel Valley	1	67,838	1.2%	$856,572	1.8%	$12.63	9/30/2023
Kingsbridge International	Greater San Fernando Valley	1	136,065	2.4%	$800,064	1.6%	$5.88	1/31/2024
Dr. Bonner's Magic Soaps	North County San Diego	1	118,597	2.1%	$740,052	1.5%	$6.24	11/30/2024
Towne, Inc.	OC Airport	1	122,060	2.2%	$699,264	1.4%	$5.73	7/31/2014
Zag America	Greater San Fernando Valley	1	25,168	0.4%	$694,639	1.4%	$27.60	12/31/2021
Team Acquisition Corp.	Greater San Fernando Valley	1	20,442	0.4%	$637,596	1.3%	$31.19	12/31/2016
L&L Printers Carlsbad	North County San Diego	1	61,620	1.1%	$561,984	1.2%	$9.12	2/28/2017
Top 10 Tenants		10	932,532	16.4%	$8,090,899	16.5%	$8.68
All Other Tenants		55	4,735,346	83.6%	$40,962,973	83.5%	$8.65
Total Consolidated Portfolio		65	5,667,878	100.0%	$49,053,872	100.0%	$8.66

(1)

Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2013, multiplied by 12.  Excludes billboard and antenna revenue and rent abatements.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2013.
(3)	Calculated as annualized base rent for such tenant divided by leased square feet for such tenant as of December 31, 2013.

Leases

Overview

Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2013, there were 73 triple net leases in our consolidated portfolio, representing approximately 36.0% of our total annualized base rent.

Modified gross lease. In our modified gross leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2013, there were 498 modified gross leases in our consolidated portfolio, representing approximately 40.8% of our total annualized base rent.

Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2013, there were 241 gross leases in our consolidated portfolio, representing approximately 23.2% of our total annualized base rent.

The following table provides information regarding our leases as of December 31, 2013:

Square Feet	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	598	1,218,853	21.5%	$12,124,436	24.7%	$9.95
5,000 - 9,999	87	600,433	10.6%	$5,519,825	11.3%	$9.19
10,000 - 24,999	82	1,280,151	22.6%	$12,011,808	24.5%	$9.38
25,000 - 49,999	27	888,976	15.7%	$7,745,479	15.8%	$8.71
>50,000	18	1,679,465	29.6%	$11,652,324	23.7%	$6.94
Total / Weighted Average	812	5,667,878	100.0%	$49,053,872	100.0%	$8.65

(1)

Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2013, multiplied by 12, and then aggregated by square feet. Excludes billboard and antenna revenue and rent abatements.

(2)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2013.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases as of December 31, 2013.

Lease Expirations

As of December 31, 2013, our weighted average in-place remaining lease term was 2.69 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2013, plus available space, for each of the 10 full and partial calendar years commencing December 31, 2013 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
MTM Tenants (5)	44	106,434	1.7%	$905,400	1.9%	$8.51
Available	-	654,016	10.4%	-	0.0%	$-
2013(6)	9	93,716	1.5%	1,125,852	2.3%	$12.01
2014	334	1,656,034	26.2%	14,090,424	28.7%	$8.51
2015	222	1,153,536	18.2%	9,774,401	19.9%	$8.47
2016	128	834,859	13.2%	7,616,144	15.5%	$9.12
2017	28	665,114	10.5%	4,713,876	9.6%	$7.09
2018	28	471,417	7.5%	3,872,616	7.9%	$8.21
2019	6	64,293	1.0%	674,088	1.4%	$10.48
2020	4	154,526	2.4%	2,611,464	5.3%	$16.90
2021	4	36,388	0.6%	803,647	1.6%	$22.09
2022	1	107,861	1.7%	440,076	0.9%	$4.08
Thereafter	4	323,700	5.1%	2,425,884	5.0%	$7.49
Total Consolidated Portfolio	812	6,321,894	100.0%	$49,053,872	100.0%	$8.65

(1)	Represents the contracted square footage upon expiration.
(2)	Calculated as monthly contracted base rent per the terms of such lease, as of December 31, 2013, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.
(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2013.
(4)

Calculated as annualized base rent for such leases divided by our ownership interest in leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2013.

(5)	Represents tenants under month-to-month leases.
(6)

Of the nine leases expiring on December 31, 2013, seven leases vacated totaling 33,745 square feet and $398,352 of annualized base rent, one lease renewed totaling 33,799 square feet and $251,472 of annualized base rent and one lease downsized totaling 26,172 square feet and $476,028 of annualized base rent.

Historical Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenant at the properties in our portfolio as follows:

	The Year Ended December 31,
	2013			2012			2011
	Cost	Square Feet	PSF(1)	Cost	Square Feet	PSF(1)	Cost	Square Feet	PSF(1)
Tenant Improvements
New Leases - First Generation(2)	$455,000	397,036	$1.15	$623,000	38,068	$16.37	$415,000	184,944	$2.24
New Leases - Second Generation(2)	245,000	221,601	1.11	206,000	164,190	1.25	29,000	67,859	0.43
Renewal Leases	168,000	234,019	0.72	525,000	208,841	2.51	2,000	32,465	0.06
Total Tenant Improvements	$868,000	852,656	$1.02	$1,354,000	411,099	$3.29	$446,000	285,268	$1.56

Leasing Commissions
New Leases - First Generation(2)	$678,000	393,293	$1.72	$472,000	424,803	$1.11	$344,000	305,572	$1.13
New Leases - Second Generation(2)	328,000	324,734	1.01	120,000	152,604	0.79	138,000	92,231	1.50
Renewal Leases	352,000	469,010	0.75	514,000	352,484	1.46	201,000	218,778	0.92
Total Leasing Commissions	$1,358,000	1,187,037	$1.14	$1,106,000	929,891	$1.19	$683,000	616,581	$1.11
Total Tenant Improvements & Leasing Commissions	$2,226,000	2,039,693	$2.16	$2,460,000	1,340,990	$4.48	$1,129,000	901,849	$2.67

(1)

Per Square foot ("PSF") amounts calculated by dividing the aggregate tenant improvement and/or leasing commission cost by the aggregate square footage of the leases in which we incurred such costs, excluding new/renewal leases in which there were no tenant improvements and/or leasing commissions.

(2)	New leases represent all leases other than renewal leases.

Historical Capital Expenditures

The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	The Year Ended December 31,
	2013			2012			2011
	Cost	Square Feet(1)	PSF(2)	Cost	Square Feet(1)	PSF(2)	Cost	Square Feet(1)	PSF(2)
Non-Recurring Capital Expenditures(2)	$1,708,000	5,434,314	$0.31	$3,056,000	5,093,752	$0.60	$1,016,338	3,993,092	$0.25
Recurring Capital Expenditures(3)	869,000	5,434,314	$0.16	367,000	5,093,752	$0.07	240,228	3,993,092	$0.06
Total Capital Expenditures	$2,577,000			$3,423,000			$1,256,566

(1)	Square footage based on the average of the last four quarters.
(2)	PSF amounts calculated by dividing the aggregate annualized capital expenditure costs by the annual average square footage of our real property holdings during each period.
(3)

Recurring capital expenditures is defined as expenditures made in respect of a property for maintenance of such property and replacement of items due to ordinary wear and tear including but not limited to, expenditures made for maintenance or replacement of parking lot, roofing materials, mechanical systems, HVAC systems and other structural systems.

(4)

Recurring capital expenditures shall not include any of the following: (a) improvements to the appearance of such property or any other major upgrade or renovation of such property no necessary for proper maintenance or marketability of such property; (b) capital expenditures for seismic upgrades; or (c) capital expenditures for deferred maintenance for such property existing at the time such property was acquired.

Item 3. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

After the completion of our IPO, certain investors in our predecessor business (“pre-IPO investors”) contacted Messrs. Schwimmer, Frankel and Ziman to express concerns regarding our formation transactions and IPO. These concerns related to, among other things, the total value of the consideration paid to the pre-IPO investors and to management in the formation transactions, the allocation of that consideration among the five funds included in our predecessor business, or the Predecessor Funds, and the pre-IPO management companies ( the “Management Companies”), and the total value of the Operating Partnership units and shares of common stock, including awards of restricted stock, received by Messrs. Schwimmer, Frankel and Ziman in conjunction with the formation transactions and the IPO.

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

The Company and Messrs. Schwimmer, Frankel and Ziman, with the agreement of our board of directors, formally communicated the proposed Accommodation to pre-IPO investors in early October. The Accommodation became effective on October 28, 2013. The pre-IPO investors were provided a reply-by date of October 30, 2013 to elect whether to participate in the Accommodation. The Board elected, effective October 29, 2013, to extend that reply-by date to November 30, 2013. There was no further extension of the reply-by date. As of December 31, 2013, the Accommodation has ended, and  97.9% of the pre-IPO investors, who collectively represent 98.5% of the aggregate capital commitments in the Predecessor Funds, participated in the Accommodation by signing Transfer and Release Agreements.

To effect the Accommodation, Messrs. Schwimmer, Frankel, Ziman and certain other pre-IPO owners of the Management Companies returned Operating Partnership units to the Company. The Company subsequently canceled such Operating Partnership units. The Company and the Operating Partnership then issued and paid to participating pre-IPO investors a number of shares of common stock, Operating Partnership units and cash that, in the aggregate, had the same value as the Operating Partnership units returned to the Company by Messrs. Schwimmer, Frankel, Ziman and the other pre-IPO owners of the Management Companies. The form of consideration received by pre-IPO investors corresponded to the form of consideration such investors elected to receive in the formation transactions, with unaccredited investors receiving cash. For purposes of the Accommodation, shares of common stock and Operating Partnership units were valued at $14.00, which was the IPO price per share of the Company’s common stock.

As of the date of this 10-K report:

•	Mr. Schwimmer has returned 525,828 Operating Partnership units to us, and we have canceled 281,395 shares of restricted stock initially granted to Mr. Schwimmer in the IPO;

•	Mr. Frankel has returned 474,306 Operating Partnership units to us, and we have canceled 281,395 shares of restricted stock initially granted to Mr. Frankel in the IPO;
•	Mr. Ziman has returned 423,044 Operating Partnership units to us, and we have canceled 211,046 shares of restricted stock initially granted to Mr. Ziman in the IPO; and
•	We have issued 665,910 shares of common stock and 791,029 Operating Partnership units, and have paid $306,817 to participating pre-IPO investors.

In addition, the Company has incurred costs of $0.3 million during the year ended December 31, 2013 associated with negotiating and executing the Accommodation.

Separately and subsequent to the efforts and initial discussions that gave rise to the Accommodation, on October 3, 2013, one husband and wife couple who were pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, the plaintiffs filed an amended complaint (as amended, the “RIF III and RIF IV Action”) adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”). Plaintiffs in the RIF III and RIF IV Action assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman (“Defendants”) for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the Management Companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. The first amended complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III and RIF IV, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Plaintiffs also allege that the formal communication of the proposed Accommodation was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs. While we believe that the RIF III and RIF IV Action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the RIF III and RIF IV Action. At this early stage of the litigation, the ultimate outcome of the RIF III and RIF IV Action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements. The Accommodation was not made in response to the RIF III and RIF IV Action, as the discussions leading to the Accommodation predate the RIF III and RIF IV Action.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “REXR”. On March 11, 2014, the reported closing sale price per share of our common stock was $14.59, and there were approximately 3,705 holders of record. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.

The following table shows our dividends, and the high and low closing sales prices for our common stock as reported by the NYSE, for the periods indicated:

	Range
Period	High	Low	Cash Dividend per Common Share
For the period from July 24, 2013 to September 30, 2013	$14.13	$13.18	$0.09
For the quarter ended December 31, 2013	$14.15	$13.06	$0.12

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our unsecured revolving credit facility contains limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Sales of Unregistered Securities

On July 24, 2013, in connection with our formation transactions, our IPO and our concurrent private placement we completed the following transactions:

•

In our formation transactions, we acquired certain assets of our predecessor in exchange for the assumption or discharge of $303.3 million in indebtedness, the payment of $7.2 million in cash, the issuance of 3,697,086 common units of our Operating Partnership and 4,943,225 shares of our common stock.

•	In our concurrent private placement, we issued a total of 3,358,311 shares of our common stock in exchange for net proceeds of $47.0 million cash.

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

Repurchases of Equity Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of Rexford Industrial Realty, Inc. from July 18, 2013 to December 31, 2013 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on July 18, 2013 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data on a historical basis for “Rexford Industrial Realty, Inc. Predecessor” prior to our IPO and Rexford Industrial Realty, Inc. subsequent to our IPO. Rexford Industrial Realty, Inc. Predecessor consists of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V LLC, Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries which consists of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”).. Each of the entities comprising Rexford Industrial Realty, Inc. Predecessor are owned, managed, and controlled (individually or jointly as discussed in more detail elsewhere in this Annual Report on Form 10-K) by our predecessor principals. As such, we have combined these entities on the basis of common ownership and common management.

You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and related notes, elsewhere in this Annual Report on Form 10-K.

The summary historical consolidated and combined financial and operating data as of December 31, 2013, 2012 and 2011 and for the periods from July 24, 2013 to December 31, 2013 and January 1, 2013 to July 23, 2013 and the years ended December 31, 2012 and 2011 have been derived from our audited historical consolidated financial statements subsequent to our IPO and our audited historical combined financial statements of Rexford Industrial Realty, Inc. Predecessor prior to our IPO.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
			Year Ended December 31,
	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	2012	2011
	(in thousands except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$21,618	$22,747	$32,994	$27,739
Net loss from continuing operations	$(1,010)	$(8,194)	$(8,314)	$(7,434)
Net income (loss) from discontinued operations	$299	$3,913	$(643)	$1,097
Net loss attributable to common stockholders	$(625)	$(4,266)	$(4,891)	$(3,752)

Per Share Data:
Weighted average common shares outstanding - basic and diluted	24,925,226
Net loss from continuing operations available to common stockholders	$(0.04)
Net loss available to common stockholders	$(0.03)
Dividends declared per common share	$0.21

Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$546,820		$368,978	$353,331
Total real estate held for investment, after accumulated depreciation	$487,842		$313,608	$306,271
Total assets	$554,675		$420,496	$383,215
Notes payable	$192,491		$295,419	$290,839
Total liabilities	$212,906		$324,248	$315,534
Total equity	$341,769		$96,248	$67,681

Other Data:
Funds from operations(1)	$8,316	$4,307	$4,614	$1,973
Cash flow provided by (used in) operating activities	$8,912	$4,593	$1,080	$(3,349)
Cash flow used in investing activities	$(81,719)	$(46,616)	$(23,778)	$(42,303)
Cash flow provided by (used in) financing activities	$81,804	$(1,476)	$45,269	$51,569
Total number of in-service properties	68	61	60	53

(1)

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations,” in this Annual Report on Form 10-K for a reconciliation to net income (loss) available to common stockholders and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the sections of this Annual Report on Form 10-K entitled “Risk Factors”, “Forward-Looking Statements”, “Business” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of December 31, 2013, our consolidated portfolio consisted of 65 properties with approximately 6.3 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns three properties located in Ventura County with approximately 1.2 million square feet, which we manage. In addition we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

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

Factors That May Influence Future Results of Operations

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

Occupancy Rates As of December 31, 2013, our consolidated portfolio was approximately 89.7% occupied and 90.8% leased. The difference between our occupancy rate and leased rate is attributed to our uncommenced leases. Our occupancy rate is impacted by market conditions in the areas in which we operate. In particular, we have generally experienced more challenging market conditions and slower recovery in San Diego county, where our properties were 85.1% occupied as of December 31, 2013. By way of comparison, our Los Angeles county properties and Orange county properties were 91.5% and 91.7% occupied, respectively, as of December 31, 2013. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, two of our properties, representing 139,516 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 90.5% occupied as of December 31, 2013. Through December 31, 2013, we entered into 20 leases (excluding renewals) that had not commenced as of December 31, 2013, representing 73,559 square feet, or an additional 1.2% of our total rentable square feet (net of renewals). We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. The following table sets forth our leasing activity for the year ended December 31, 2013:

			Gross Leasing Activity
	Expiring Leases		Renewals			Renewal Retention %		New Leases
	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet
Q4-2013	82	309,769	53	244,068	3.3%	65%	79%	38	142,248
Q3-2013	73	328,098	58	194,978	-0.3%	79%	59%	57	143,973
Q2-2013	91	339,347	55	244,206	-3.2%	60%	72%	52	265,394
Q1-2013	92	425,011	59	337,887	0.2%	64%	80%	38	283,507
Total	338	1,402,225	225	1,021,139	0.0%	67%	73%	185	835,122
In 2013, we entered into 185 new leases covering approximately 835,122 square feet and renewed 225 leases covering approximately 1,021,139 square feet, while 113 leases covering approximately 381,086 square feet expired. Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego county, have been slower to recover.

Of the 225 leases that we renewed in 2013, the rental rates under the renewed leases were flat when compared to the expiring rent on a weighted average annual basis.  Of the 53 leases that we renewed in the three months ended December 31, 2013, the cash renewal spreads increased by 3.3%. Of the 38 new leases that were executed in the three months ended December 31, 2013, the cash renewal spreads increased by 4.5%. We believe that, while this generally reflects the uneven market recovery in our markets, our recent leasing statistics are indicative of a trend of improving leasing fundamentals. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired 12 properties during 2013. At the time of acquisition of some of these properties, our underwriting and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and adverse developments that affect the ability of our tenants to fulfill their lease obligations, such as tenant bankruptcies, could adversely affect our ability to maintain or increase occupancy or rental rates at our properties. Adverse developments or trends in one or more of these factors could adversely affect our rental revenue in future periods. Additionally, due to the size of our tenant spaces compared with our peer group and our typically shorter-term leases, we may have increased exposure to a negative trend in rental rates among our target tenant base than other industrial REITs.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of December 31, 2013, in addition to approximately 654,016 rentable square feet of currently available space in our properties, leases representing approximately 26.2% and 18.2% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2014 and December 31, 2015, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” in the year ended December 31, 2013 we renewed approximately 66.6% of leases scheduled to expire, which renewed leases represented approximately 72.8% of the aggregate rentable square footage under all expiring leases in those years, respectively.

The leases scheduled to expire during the years ending December 31, 2014 and December 31, 2015 represent approximately 28.7% and 19.9%, respectively, of the total annualized rent for our portfolio. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2014 and 2015 are currently at or slightly below current market asking rents. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2014 and 2015 lease expirations as market conditions continue to improve.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from approximately 40 employees presently to between 45 and 50 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the reporting periods. Actual amounts may differ from these estimates and assumptions. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial condition and results of operations. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.

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

Investment in Real Estate

Acquisitions

When we acquire operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

We allocate the purchase price to the fair value of the tangible assets by valuing the property as if it were vacant. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information.

In determining the fair value of intangible lease assets or liabilities, we consider Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.

Capitalization of Costs

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

Depreciation and Amortization

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

Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets

Impairment of Long-Lived Assets

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

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated and combined financial statements.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Our results of operations for all periods presented were affected by acquisitions and dispositions made during 2013 and 2012. Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties in our portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us throughout 2012 and 2013, which excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during 2013 and 2012.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

Our results of operations for the period from July 24, 2013 through December 31, 2013 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from January 1, 2013 through July 23, 2013 and the year ended December 31, 2012 contain the combined results of Rexford Industrial Realty, Inc Predecessor. In our analysis below, we have combined the results of our Predecessor and Rexford Industrial Realty, Inc. for combined results for the year ended December 31, 2013 in order to compare our Predecessor’s results for year ended December 31, 2012.

	Same Properties Portfolio				Total Portfolio
	Years Ended December 31,		Increase/	%	Years Ended December 31,		Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$29,896,000	$27,268,000	$2,628,000	9.6%	$37,655,000	$27,842,000	$9,813,000	35.2%
Tenant reimbursements	3,275,000	2,843,000	432,000	15.2%	4,373,000	2,952,000	1,421,000	48.1%
Management, leasing and development services	-	-	-	0.0%	978,000	518,000	460,000	88.8%
Other income	231,000	79,000	152,000	192.4%	280,000	105,000	175,000	166.7%
TOTAL RENTAL REVENUES	33,402,000	30,190,000	3,212,000	10.6%	43,286,000	31,417,000	11,869,000	37.8%
Interest income	1,016,000	1,004,000	12,000	1.2%	1,079,000	1,577,000	(498,000)	-31.6%
TOTAL REVENUES	34,418,000	31,194,000	3,224,000	10.3%	44,365,000	32,994,000	11,371,000	34.5%
EXPENSES
Property expenses	7,884,000	7,664,000	220,000	2.9%	10,276,000	7,950,000	2,326,000	29.3%
General and administrative	-	-	-	0.0%	9,747,000	5,146,000	4,601,000	89.4%
Depreciation and amortization	11,313,000	12,129,000	(816,000)	-6.7%	15,708,000	11,921,000	3,787,000	31.8%
Other property expenses	1,399,000	1,113,000	286,000	25.7%	2,052,000	1,300,000	752,000	57.8%
TOTAL OPERATING EXPENSES	20,596,000	20,906,000	(310,000)	-1.5%	37,783,000	26,317,000	11,466,000	43.6%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	0.0%	1,264,000	599,000	665,000	111.0%
Interest expense	9,075,000	17,339,000	(8,264,000)	-47.7%	11,158,000	16,875,000	(5,717,000)	-33.9%
Gain on mark-to-market interest rate swaps	-	-	-	0.0%	(49,000)	(2,361,000)	2,312,000	-97.9%
TOTAL OTHER EXPENSE	9,075,000	17,339,000	(8,264,000)	-47.7%	12,373,000	15,113,000	(2,740,000)	-18.1%
TOTAL EXPENSES	29,671,000	38,245,000	(8,574,000)	-22.4%	50,156,000	41,430,000	8,726,000	21.1%
Equity in (loss) income of unconsolidated real estate entities	-	-	-		(823,000)	122,000	(945,000)
Gain from early repayment of note receivable	-	-	-		1,365,000	-	1,365,000
Loss on extinguishment of debt	(3,382,000)	-	(3,382,000)		(3,955,000)	-	(3,955,000)
NET LOSS FROM CONTINUING OPERATIONS	1,365,000	(7,051,000)	8,416,000		(9,204,000)	(8,314,000)	(890,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	-	-	-		(777,000)	(698,000)	(79,000)
Gain on sale of real estate	-	-	-		4,989,000	55,000	4,934,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-		4,212,000	(643,000)	4,855,000
NET INCOME (LOSS)	$1,365,000	$(7,051,000)	$8,416,000		$(4,992,000)	$(8,957,000)	$3,965,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $2.6 million, or 9.6%, and $9.8 million, or 35.2%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 15 properties we acquired during 2012 and 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transaction.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.4 million, or 15.2%, and $1.4 million or 48.1%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. The Total Portfolio tenant reimbursement revenue was also positively impacted by reimbursement revenues from the 15 properties we acquired during 2012 and 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transaction.

Management, Leasing and Development Services

Total Portfolio management, leasing, and development services revenue increased $0.5 million or 88.8% for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to additional management fee revenues from the properties that our JV acquired in June 2012. There are no management, leasing and development fees allocable to the Same Properties Portfolio.

Other Operating Income

Our Same Properties Portfolio and Total Portfolio other operating income increased $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to receipt of construction easement income at one of our properties.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 23.6% and 23.7% respectively, for the year ended December 31, 2013 from 25.4% and 25.3%, respectively, during the year ended December 31, 2012, due to operational efficiencies resulting in a decrease to our fixed costs, primarily real estate taxes and property insurance, as a percentage of rental revenues. Total Portfolio property expenses increased by $2.3 million as a result of incremental expenses from the 15 properties we acquired during 2012 and 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.

General and Administrative

Total Portfolio general and administrative expenses increased $4.6 million, or 89.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This is primarily due to a $1.2 million cumulative year-to-date non-cash equity compensation charge for Rexford Industrial Realty, Inc. Predecessor and Rexford Industrial Realty, Inc., in the amount of $0.9 million and $0.3 million, respectively, $0.5 million additional fees for tax services, $0.5 million additional bonus accrual, $0.4 million non-recurring legal fees and combined with higher corporate public company expenses and additional head count.

Depreciation and Amortization

Same Properties Portfolio depreciation and amortization expenses decreased $0.8 million, or 6.7%, due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated during 2012, while Total Portfolio depreciation and amortization expenses increased $3.8 million, or 31.8%, due to incremental expenses from the 15 properties we acquired during 2012 and 2013, the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.

Other Property Expenses

Same Properties Portfolio and Total Portfolio other property expenses increased $0.3 million, or 25.7%, and $0.8 million, or 57.8%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, mainly due to an increase in property overhead.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.7 million, or 111.0%, for the year ended December 31, compared to the year ended December 31, 2012 due to higher expenses incurred for transactions consummated in 2013.

Interest Expense

Same Properties Portfolio and Total Portfolio interest expense decreased $8.3 million, or 47.7%, and $5.7 million, or 33.9% respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the pay down of mortgage debt at the consummation of the IPO combined with the expiration of our interest rate swaps during 2012 and 2013.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $2.3 million, or 97.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the expiration of our interest rate swaps during 2012 and 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks. The Mission Oaks properties were acquired on June 28, 2012, and the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013, and as a result, do not have comparable operating results for the periods presented. Our share of the loss from La Jolla Sorrento and Mission Oaks totaled $0.8 million for the year ended December 31, 2013, compared to $0.1 million income for the year ended December 31, 2012. The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during year ended December 31, 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the year ended December 31, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California, or the Foothill Note.

Loss on Extinguishment of Debt

Same Properties Portfolio and Total Portfolio loss on extinguishment of debt for the year ended December 31, 2013 is $3.4 million and $4.0 million, respectively. The Same Properties amount is due to pre-payment charges as a result of principal mortgage payments upon our IPO. In addition the Total Portfolio also included a loss related to the repayment of debt secured by the Foothill Note and other property dispositions which were repaid early.

Discontinued Operations

Our income from discontinued operations of $4.2 million for the year ended December 31, 2013 is comprised primarily of the gain related to the disposition of our properties located at 639-641 E. Walnut, 4576 & 4578 Worth Street and 1664 N. Bonnie Beach, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by net losses from operations of the disposed properties and the property located at 1335 Park Center Drive which was classified as held for sale as of December 31, 2013. Our loss from discontinued operations of $0.6 million for the year ended December 31, 2012 is comprised of loss from operations for the seven properties classified as held for sale.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Our results of operations for all periods presented were affected by acquisitions and dispositions made during 2012 and 2011. Therefore, our results are not comparable from period to period. Our “Total Portfolio represents all of the properties in our portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us throughout 2011 and 2012, which excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during 2012 and 2011.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Years Ended December 31,		Increase/	%	Years Ended December 31,		Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$23,298,000	$22,440,000	$858,000	3.8%	$27,842,000	$23,311,000	$4,531,000	19.4%
Tenant reimbursements	2,471,000	2,332,000	139,000	6.0%	2,952,000	2,387,000	565,000	23.7%
Management, leasing and development services	-	-	-	0.0%	518,000	316,000	202,000	63.9%
Other income	57,000	138,000	(81,000)	-58.7%	105,000	147,000	(42,000)	-28.6%
TOTAL RENTAL REVENUES	25,826,000	24,910,000	916,000	3.7%	31,417,000	26,161,000	5,256,000	20.1%
Interest income	1,571,000	1,558,000	13,000	0.8%	1,577,000	1,578,000	(1,000)	-0.1%
TOTAL REVENUES	27,397,000	26,468,000	929,000	3.5%	32,994,000	27,739,000	5,255,000	18.9%
EXPENSES
Property expenses	6,477,000	6,465,000	12,000	0.2%	7,950,000	6,643,000	1,307,000	19.7%
General and administrative	-	-	-	0.0%	5,146,000	3,729,000	1,417,000	38.0%
Depreciation and amortization	9,199,000	9,431,000	(232,000)	-2.5%	11,921,000	9,668,000	2,253,000	23.3%
Other property expenses	783,000	599,000	184,000	30.7%	1,300,000	1,015,000	285,000	28.1%
TOTAL OPERATING EXPENSES	16,459,000	16,495,000	(36,000)	-0.2%	26,317,000	21,055,000	5,262,000	25.0%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	12,000	(12,000)	-100.0%	599,000	1,022,000	(423,000)	-41.4%
Interest expense	16,205,000	17,682,000	(1,477,000)	-8.4%	16,875,000	17,466,000	(591,000)	-3.4%
Gain on mark-to-market interest rate swaps	-		-	0.0%	(2,361,000)	(4,185,000)	1,824,000	-43.6%
TOTAL OTHER EXPENSE	16,205,000	17,694,000	(1,489,000)	-8.4%	15,113,000	14,303,000	810,000	5.7%
TOTAL EXPENSES	32,664,000	34,189,000	(1,525,000)	-4.5%	41,430,000	35,358,000	6,072,000	17.2%
Equity in loss of unconsolidated real estate entities	-	-	-		122,000	185,000	(63,000)
Gain from early repayment of note receivable	-	-	-		-	-	-
Loss on extinguishment of debt	-	-	-		-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(5,267,000)	(7,721,000)	2,454,000		(8,314,000)	(7,434,000)	(880,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate	(498,000)	(792,000)	294,000		(698,000)	(1,406,000)	708,000
Gain on sale of real estate	-		-		55,000	2,503,000	(2,448,000)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(498,000)	(792,000)	294,000		(643,000)	1,097,000	(1,740,000)
NET LOSS	$(5,765,000)	$(8,513,000)	$2,748,000		$(8,957,000)	$(6,337,000)	$(2,620,000)

Rental Revenue

Same Properties Portfolio and Total Portfolio rental revenue increased $0.9 million, or 3.8%, and $4.5 million, or 19.4%, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increases in occupancy during 2012. Our Total Portfolio rental revenue was also positively impacted by the revenues from properties we acquired during 2012 and 2011.

Tenant Reimbursements

Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.1 million, or 6.0%, and $0.6 million, or 23.7%, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011 mainly due to increases in occupancy during 2012. The Total Portfolio tenant reimbursement revenue was also positively impacted by the revenues from properties we acquired during 2012 and 2011.

Management, Leasing and Development Services

Total Portfolio management, leasing, and development services revenue increased $0.2 million or 63.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to additional third party management fees from the properties that we acquired in June 2012 through the JV. There were no management, leasing and development fees allocable to the Same Properties Portfolio.

Other Operating Income

Same Properties Portfolio other operating income decreased $81,000, or 58.7%, while Total Portfolio other operating income decreased $42,000, or 28.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, mainly due to lower non-recurring legal fee reimbursements from tenants and lower settlements received from former tenants. The decrease in other income for Same Properties Portfolio was partially offset by income from newly acquired assets.

Property Expenses

Same Properties Portfolio property expenses as a percentage of total rental revenues and Total Portfolio property expenses as a percentage of total rental revenues decreased to 25.1% and 25.3%, respectively,  in 2012 from 26.0% and 25.4%, respectively, in 2011 due to operational efficiencies. Total Portfolio property expenses increased $1.3 million, or 19.7%, during 2012 as compared to 2011. Our Total Portfolio property expenses increased as a result of additional acquisitions during 2012 and 2011, and were partially offset by decreases resulting from dispositions.

General and Administrative

Total Portfolio general and administrative expenses increased $1.4 million, or 38.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to additional acquisitions combined with higher corporate expenses resulting from additional head count.

Depreciation and Amortization

Same Properties Portfolio depreciation and amortization expenses decreased $0.2 million, or 2.5%, due to expiring lives of assets at various properties, while Total Portfolio depreciation and amortization expenses increased $2.3 million, or 23.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to additional acquisitions.

Other Property Expenses

Same Properties Portfolio other property expenses increased $0.2 million, or 30.7%, while Total Portfolio other property expenses increased $0.3 million, or 28.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, mainly due to higher corporate overhead allocations for salaries and bonuses.

Acquisition Expenses

During 2012, Same Properties Portfolio acquisition expenses decreased $12,000, or 100%, due to direct property acquisition costs, and Total Portfolio acquisition expenses decreased $0.4 million, or 41.4%, due to higher acquisition activity in 2011.

Interest Expense

Same Properties Portfolio interest expense decreased $1.5 million, or 8.4%, while Total Portfolio interest expense decreased $0.6 million, or 3.4%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, mainly due to lower swap interest.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $1.8 million, or 43.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to the expiration of swaps in 2012.

Discontinued Operations

Our loss from discontinued operations of $0.6 million in 2012 was comprised of net loss from operations for the seven properties classified as held for sale. Our income from discontinued operations of $1.1 million during 2011 was comprised primarily of the $2.5 million gain related to the disposition of the Oxnard land parcel, partially offset by net loss from operations from the seven properties classified as held for sale.

Funds From Operations

We calculate funds from operations (“FFO”) before non-controlling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization, gains and losses from property dispositions, other than temporary impairments of unconsolidated real estate entities, and impairment on our investment in real estate, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of performance used by other REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate or interpret FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent:

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
			The Year Ended December 31,
	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	2012	2011
Funds From Operations (FFO)
Net loss	$(711,000)	$(4,281,000)	$(8,957,000)	$(6,337,000)
Add:
Depreciation and amortization, including amounts in discontinued operations	8,778,000	7,798,000	13,217,000	10,687,000
Depreciation and amortization from unconsolidated joint ventures and tenants in common	249,000	720,000	409,000	126,000
Impairment writedowns of depreciable real estate - unconsolidated joint ventures and tenants in common	-	837,000	-	-
Loss from early extinguishment of debt	-	4,222,000	-	-
Deduct:
Gains on sale of real estate	-	(4,989,000)	(55,000)	(2,503,000)
Funds from operations	$8,316,000	$4,307,000	$4,614,000	$1,973,000

Financial Condition, Liquidity and Capital Resources

We believe that the completion of our IPO has improved our financial position through changes in our capital structure, including a reduction in our leverage.  Our predecessor had total indebtedness of $351.2 million outstanding just before the completion of our IPO on July 24, 2013.  Using proceeds from our IPO and related concurrent private placement, and formation transactions we repaid $303.3 million of this $351.2 million balance.  Our total indebtedness on December 31, 2013 was $192.5 million, reflecting a debt to total market capitalization of approximately 33.8%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our total consolidated indebtedness.

Concurrently with the closing of our IPO, we entered into a $200.0 million senior unsecured revolving credit facility.  The amount available for us to borrow under the facility is subject to the lesser of the then applicable facility amount, a percentage of the net operating income of our properties that form the borrowing base of the facility, and a minimum implied debt service coverage ratio.  Of the $200.0 million aggregate commitment, we had $129.8 million available as of December 31, 2013, based on the current properties that form our borrowing base.  As of December 31, 2013, we had $81.4 million outstanding on our facility, leaving $48.4 million available when compared to the borrowing base amount, or $118.6 million available when compared to the $200 million aggregate commitment.  Subsequent to December 31, 2013, we increased the amount available for us to borrow to $192.2 million, by adding additional properties to our borrowing base.

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

In recent years, the capital markets have been subject to periodic significant disruptions.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business, execute key elements of our strategic plan and fund other cash requirements.  For instance, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.  To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period.

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of December 31, 2013 (in thousands):

	Payments by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments (1)	192,559	$248	$5,141	$124,260	$142	$150	$62,618
Interest payments - fixed rate debt	2,152	447	184	153	146	138	1,084
Interest payments - variable rate debt (2)	13,243	3,788	3,788	2,464	1,240	1,240	723
Office lease payments	1,468	182	266	274	282	291	173
Ground lease payments	6,972	144	144	144	144	144	6,252
Tenant-related commitments	642	642	-	-	-	-	-
Total	$217,036	$5,451	$9,523	$127,295	$1,954	$1,963	$70,850
(1)	Does not include indebtedness outstanding on the three properties owned indirectly by the JV in which we own a 15% interest.
(2)	Based on the 30-day LIBOR rate in effect on December 31, 2013 for each of our variable rate loans based on the rate definition per the loans documents.

Consolidated Indebtedness

At December 31, 2013, we had total indebtedness of approximately $192.5 million, including approximately $81.4 million outstanding under our revolving credit facility.  Additionally, there was approximately $6.2 million of secured indebtedness allocable to our 15% joint venture interest in the three properties owned indirectly by the JV which is not reflected on our balance sheet. The weighted average interest rate on our total consolidated indebtedness is 2.2% (based on the LIBOR rates in effect on December 31, 2013 based on the rate definition per the loan documents and a margin of 150 basis points on our revolving credit facility).  As of December 31, 2013, approximately $184.1 million (representing the outstanding principal amount under our term loan,  revolving credit facility and one of the secured loans that was assumed as part of our formation transactions), or approximately 95.6%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

On February 4, 2014, we executed two forward interest rate swaps to mitigate our exposure to fluctuation in short-term interest rates.  Each of the two swaps has a notional value of $30.0 million, to effectively fix the interest rate on our $60.0 million term loan beginning in 2015.  The first forward swap will effectively fix $30.0 million of debt at 3.726% annually from the period from January 15, 2015 to February 15, 2019.   The second forward swap will effectively fix the other $30.0 million of debt at 3.91% annually from the period from July 15, 2015 to February 15, 2019.

The following table sets forth our consolidated indebtedness as of December 31, 2013:

	Principal (dollars in thousands)		Interest Rate	Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
10700 Jersey Blvd	$5,139	(6)	5.45%	5.450%		1/1/2015
Gilbert/La Palma	3,295	(6)	5.125%	5.125%		3/1/2031
Subtotal	8,434	(6)
Variable Rate Debt
Term Loan	60,000		LIBOR + 1.90%	2.067%	(1)	8/1/2019	(2)
Revolving Credit Facility	81,375		LIBOR + 1.50%	1.992%	(3)	7/24/2016	(4)
Glendale Commerce Center	42,750		LIBOR + 2.00%	2.169%	(5)	5/1/2016	(4)
Subtotal	184,125
Total/Weighted Average	$192,559			2.200%
(1)	Based on a 30-day LIBOR rate of 0.167% as of December 31, 2013 as defined per the loans documents.
(2)	With one 1-year option to extend, provided that certain conditions are satisfied.
(3)	Includes the effect of the unused commitment fee which is calculated as 0.30% of the daily unused commitment.
(4)	With two 1-year option to extend, provided that certain conditions are satisfied.
(5)	Based on a 30-day LIBOR rate of 0.169% as of December 31, 2013 as defined per the loans documents.
(6)	Does not include unamortized net debt discount of $60,000 at December 31, 2013.

The following table sets forth our allocated share of secured indebtedness outstanding on three properties owned directly by the JV, in which we own a 15% interest, as of December 31, 2013:

	Principal (1) (dollars in thousands)	Interest Rate	Effective Interest Rate (2)	Contractual Maturity Date (3)

3001 Mission Oaks Blvd	$2,011	LIBOR + 2.50%	2.75%	6/28/2015
3175 Mission Oaks Blvd	3,094	LIBOR + 2.50%	2.75%	6/28/2015
3233 Mission Oaks Blvd	1,120	LIBOR + 2.50%	2.75%	6/28/2015
Total/Weighted Average	$6,225
(1)	Represents 15% of the principal amount of the JV debt based on our 15% interest in the JV.
(2)	Based on a 30-day LIBOR rate of 0.1875% as of December 31, 2013 as defined per the loans documents.
(3)	With two 1-year options to extend, provided that certain conditions are satisfied.

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

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entities which have been disclosed in the notes to our consolidated and combined financial statements.

Cash Flows

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

The following table summarizes the combined cash flows of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor for the years ended December 31, 2013 and 2012:

	The Year Ended December 31,
	2013	2012
	(dollars in thousands)
Cash provided by operating activities	$13,505	$1,080
Cash used in investing activities	$(128,335)	$(23,778)
Cash provided by financing activities	$80,328	$45,269

Net cash provided by operating activities. Net cash provided by operating activities increased by $12.4 million to $13.5 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The increase was primarily attributable to incremental cash flows from property acquisitions completed during 2013 and 2012 and lower cash interest paid due to the expiration of various interest rate swaps during 2012 and the reduction of debt at the date of the IPO.  These increases were partially offset by the loss of cash flows from property dispositions that occurred during 2013 and 2012 and expenditures toward the completion of our new corporate offices and the payment of bonuses during 2013.

Net cash used in investing activities. Net cash used in investing activities increased by $104.6 million to $128.3 million for the year ended December 31, 2013 compared to $23.8 million for the year ended December 31, 2012. The increase is primarily attributable to a net increase of $130.0 million paid toward acquisitions and construction and development projects for comparable periods, partially offset by an increase in proceeds of $18.1 million received from property dispositions for comparable periods, $5.4 million from the Foothill note receivable repayment during the year ended December 31, 2013, and contributions of $2.8 million for an investment in a joint venture in 2012.

Net cash provided by financing activities. Net cash provided by financing activities of $80.3 million for the year ended December 31, 2013 primarily reflects the $227.2 million in net proceeds raised from the completion of our offering and concurrent private placement, partially offset by a net decrease in debt of $127.5 million, the payment of $13.6 million in distributions to members of our predecessor business, the payment of $2.5 million of mortgage prepayment fees at the date of our IPO and the payment of $2.5 million of deferred loan costs related to new borrowings.  Net cash provided by financing activities of $45.3 million for the year ended December 31, 2012 primarily reflects $40.4 million of cash contributions made by members of our predecessor business and a net increase in debt of $7.5 million, partially offset by the payment of $1.6 million in distributions to members of our predecessor business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps.

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. As of December 31, 2013, none of our variable rate debt was hedged with interest rate swaps contracts.

On February 4, 2014, we executed two forward interest rate swaps, each with a notional value of $30.0 million, to effectively fix the interest rate on our $60.0 million term loan in the future.  The first forward swap will effectively fix $30.0 million of debt at 3.726% annually from the period from January 15, 2015 to February 15, 2019.   The second forward swap will effectively fix the other $30.0 million of debt at 3.91% annually from the period from July 15, 2015 to February 15, 2019.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our variable rate consolidated indebtedness is LIBOR-based. Based on our consolidated indebtedness balance as of December 310, 2013, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.9 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.3 million annually.

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

Item 8. Financial Statements and Supplementary Data

All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)(1).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the fourth quarter of the most recent year covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 30, 2014.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ to be held on May 30, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

The following financial information is included in Part IV of this Report on the pages indicated:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated and Combined Balance Sheets of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor as of December 31, 2013 and 2012	F-2

Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013 and the years ended December 31, 2012 and 2011

F-3

Consolidated and Combined Statements of Changes in Equity of Rexford Industrial Realty, Inc. for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013 and the years ended December 2012 and 2011

F-4

Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 through July 23, 2013 and the years ended December 31, 2012 and 2011

F-5
Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	F-7
Schedule III – Consolidated Real Estate and Accumulated Depreciation as of December 31, 2013	F-32

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

1.1	Underwriting Agreement	10-Q	001-36008	1.1	9/3/2013
2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.6	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.6	9/3/2013
2.1	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.1	9/3/2013
2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.13	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.2	7/15/2013
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
10.1	Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	10-Q	001-36008	10.1	9/3/2013
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7	Guaranty Agreement by and among the guarantors identified on Exhibit A thereto and Rexford Industrial Realty, L.P. in favor of a to be named lender	10-Q	001-36008	10.7	9/3/2013
10.8†	Employment Agreement between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.9†	Employment Agreement between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†*	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program
10.11	Credit Agreement among Rexford Industrial Realty, L.P., as Borrower, Rexford Industrial Realty, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, The Other Lenders Party Thereto, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner	10-Q	001-36008	10.11	9/3/2013
10.12	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.13	Consent Agreement by and among RIF V—Jersey, LLC, Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and U.S. Bank National Association, as trustee, successor-in-interest to Bank of America, N. A., as trustee, successor by merger to LaSalle Bank, National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17, as Noteholder, whose master servicer is Wells Fargo Bank, National Association	10-Q	001-36008	10.13	9/3/2013
10.14	Promissory Note Secured by Security Instrument dated November 29, 2004 by Jersey Business Park (predecessor in interest to RIF V – Jersey, LLC), as Borrower, in favor of Wells Fargo Bank, National Association (as predecessor in interest to Noteholder), as Lender	S-11/A	333-188806	10.14	7/9/2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.15	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of November 29, 2004 by Jersey Business Park (predecessor in interest to RIF V – Jersey, LLC), in favor of Mortgage Electronic Registration Systems, Inc., as Beneficiary, for the benefit of Wells Fargo Bank, National Association (as predecessor in interest to Noteholder), as Lender	S-11/A	333-188806	10.15	7/9/2013
10.16	Term Loan Agreement dated as of April 16, 2013 by and among RIF V – Glendale Commerce Center, LLC, RIF V – GGC Alcorn, LLC and RIF V – 3360 San Fernando, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	S-11/A	333-188806	10.16	7/9/2013
10.17	Term Loan Agreement dated as of June 28, 2012 between 3001 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.17	7/9/2013
10.18	Term Loan Agreement dated as of June 28, 2012 between 3175 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.18	7/9/2013
10.19	Term Loan Agreement dated as of June 28, 2012 between 3233 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.19	7/9/2013
10.20*	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges
14.1*	Code of Business Conduct and Ethics
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**

The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets, (ii) Consolidated and Combined Statements of Operations, (iii) Consolidated and Combined Statements of Changes in Equity, (iv) Consolidated and Combined Statements of Cash Flows and (v) the Notes to Consolidated and Combined Financial Statements

*	Filed herein
**	Furnished herein
†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
March 20, 2014	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)
March 20, 2014	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)
March 20, 2014	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Rexford Industrial Realty, Inc., hereby severally constitute Michael S. Frankel, Howard Schwimmer and Adeel Khan, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Rexford Industrial Realty, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2014
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2014
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	March 20, 2014
Richard Ziman

/s/ Robert L. Antin	Director	March 20, 2014
Robert L. Antin

/s/ Steven C. Good	Director	March 20, 2014
Steven C. Good

/s/ Joel S. Marcus	Director	March 20, 2014
Joel S. Marcus

/s/ Peter Schwab	Director	March 20, 2014
Peter Schwab

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexford Industrial Realty, Inc.

We have audited the accompanying consolidated balance sheet of Rexford Industrial Realty, Inc. (the “Company”) as of December 31, 2013 and the combined balance sheet of Rexford Industrial Realty, Inc. Predecessor (the “predecessor”) as defined in note 1, as of December 31, 2012, and the related consolidated statements of operations, changes in equity, and cash flows for the period from July 24, 2013 to December 31, 2013 (representing the Company), and the related combined statements of operations, changes in equity, and cash flows for the period from January 1, 2013 to July 23, 2013 (representing the predecessor), and for the years ended December 31, 2012 and December 31, 2011 (representing the predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexford Industrial Realty, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the period from July 24, 2013 to December 31, 2013 (representing the Company) and the combined financial position of Rexford Industrial Realty, Inc. Predecessor as of December 31, 2012, and the combined results of its operations and its cash flows for the period from January 1, 2013 to July 23, 2013 and the years ended December 31, 2012 and December 31, 2011 (representing the predecessor),  in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 20, 2014

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	December 31, 2013	December 31, 2012
ASSETS
Land	$219,301,000	$151,057,000
Buildings and improvements	314,064,000	205,473,000
Tenant improvements	13,267,000	12,260,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	546,820,000	368,978,000
Accumulated depreciation	(58,978,000)	(55,370,000)
Investments in real estate, net	487,842,000	313,608,000
Cash and cash equivalents	8,997,000	43,499,000
Restricted cash	325,000	1,882,000
Notes receivable	13,139,000	11,911,000
Rents and other receivables, net	929,000	559,000
Deferred rent receivable	3,642,000	3,727,000
Deferred leasing costs and in-place lease intangibles, net	14,189,000	5,003,000
Deferred loan costs, net	1,597,000	1,382,000
Acquired above-market leases, net	1,597,000	179,000
Acquired indefinite-lived intangible	5,271,000	-
Other assets	2,334,000	1,868,000
Acquisition related deposits	1,510,000	260,000
Investment in unconsolidated real estate entities	5,687,000	12,697,000
Assets associated with real estate held for sale	7,616,000	23,921,000
Total Assets	$554,675,000	$420,496,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$192,491,000	$295,419,000
Accounts payable, accrued expenses and other liabilities	6,024,000	2,575,000
Due to members	-	1,221,000
Interest rate contracts	-	49,000
Dividends payable	5,368,000	-
Acquired lease intangible liabilities, net	1,160,000	39,000
Tenant security deposits	6,155,000	3,738,000
Prepaid rents	1,448,000	335,000
Liabilities associated with real estate held for sale	260,000	20,872,000
Total Liabilities	212,906,000	324,248,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity and Predecessor equity
Common Stock, $0.01 par value 490,000,000 authorized and 25,559,886 outstanding at December 31, 2013	255,000	--
Additional paid in capital	311,936,000	--
Accumulated deficit	(5,993,000)	--
Total stockholders' equity	306,198,000	--
Predecessor equity	-	(12,691,000)
Noncontrolling interests	35,571,000	108,939,000
Total Equity	341,769,000	96,248,000
Total Liabilities and Equity	$554,675,000	$420,496,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
RENTAL REVENUES
Rental revenues	$18,449,000	$19,206,000	$27,842,000	$23,311,000
Tenant reimbursements	2,161,000	2,212,000	2,952,000	2,387,000
Management, leasing and development services	534,000	444,000	518,000	316,000
Other income	93,000	187,000	105,000	147,000
TOTAL RENTAL REVENUES	21,237,000	22,049,000	31,417,000	26,161,000
Interest income	381,000	698,000	1,577,000	1,578,000
TOTAL REVENUES	21,618,000	22,747,000	32,994,000	27,739,000
OPERATING EXPENSES
Property expenses	5,237,000	5,039,000	7,950,000	6,643,000
General and administrative	5,327,000	4,420,000	5,146,000	3,729,000
Depreciation and amortization	8,686,000	7,022,000	11,921,000	9,668,000
Other property expenses	1,167,000	885,000	1,300,000	1,015,000
TOTAL OPERATING EXPENSES	20,417,000	17,366,000	26,317,000	21,055,000
OTHER (INCOME) EXPENSE
Acquisition expenses	540,000	724,000	599,000	1,022,000
Interest expense	1,763,000	9,395,000	16,875,000	17,466,000
Gain on mark-to-market of interest rate swaps	-	(49,000)	(2,361,000)	(4,185,000)
TOTAL OTHER EXPENSE	2,303,000	10,070,000	15,113,000	14,303,000
TOTAL EXPENSES	22,720,000	27,436,000	41,430,000	35,358,000
Equity in income (loss) from unconsolidated real estate entities	92,000	(915,000)	122,000	185,000
Gain from early repayment of note receivable	-	1,365,000	-	-
Loss on extinguishment of debt	-	(3,955,000)	-	-
NET LOSS FROM CONTINUING OPERATIONS	(1,010,000)	(8,194,000)	(8,314,000)	(7,434,000)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain (loss) on sale of real estate and extinguishment of debt	299,000	(809,000)	(698,000)	(1,406,000)
Loss on extinguishment of debt	-	(267,000)	-	-
Gain on sale of real estate	-	4,989,000	55,000	2,503,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	299,000	3,913,000	(643,000)	1,097,000
NET LOSS	(711,000)	(4,281,000)	(8,957,000)	(6,337,000)
Net loss attributable to noncontrolling interests	86,000	15,000	4,066,000	2,585,000
NET LOSS ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	$(625,000)	$(4,266,000)	$(4,891,000)	$(3,752,000)
Loss from continuing operations available to common stockholders per share - basic and diluted	$(0.04)
Net loss available to common stockholders per share - basic and diluted	$(0.03)

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

	Rexford Industrial Realty, Inc.						Rexford Industrial Realty, Inc. Predecessor
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Rexford Industrial Realty, Inc. Noncontrolling Interests	Rexford Industrial Realty, Inc. Predecessor	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	-	$-	$-	$-	$-	$-	$(5,110,000)	$47,956,000	$42,846,000
Capital contributions	-	-	-	-	-	-	397,000	31,590,000	31,987,000
Net loss	-	-	-	-	-	-	(3,752,000)	(2,585,000)	(6,337,000)
Distributions	-	-	-	-	-	-	(49,000)	(767,000)	(816,000)
Balance at December 31, 2011	-	-	-	-	-	-	(8,514,000)	76,194,000	67,680,000
Capital contributions	-	-	-	-	-	-	1,021,000	39,346,000	40,367,000
Net loss	-	-	-	-	-	-	(4,891,000)	(4,066,000)	(8,957,000)
Distributions	-	-	-	-	-	-	(307,000)	(2,535,000)	(2,842,000)
Balance at December 31, 2012	-	-	-	-	-	-	(12,691,000)	108,939,000	96,248,000
Capital contributions	-	-	-	-	-	-	6,000	1,150,000	1,156,000
Equity based compensation expense	-	-	-	-	-	-	-	1,000,000	1,000,000
Net loss	-	-	-	-	-	-	(4,266,000)	(15,000)	(4,281,000)
Distributions	-	-	-	-	-	-	(2,096,000)	(4,729,000)	(6,825,000)
Formation transactions
Contribution of Rexford Sponsor V, LLC and Rexford Industrial Fund V REIT, LLC	-	-	-	-	-	-	1,005,000	39,685,000	40,690,000
Distributions	-	-	-	-	-	-	(708,000)	(31,020,000)	(31,728,000)
Repurchase of interests from unaccredited investors	-	-	-	-	-	-	(96,000)	(1,004,000)	(1,100,000)
Exchange of common units to acquire tenant-in-common	-					40,000	-		40,000
Exchange of Predecessor's equity for common stock and units	4,943,225	49,000	49,864,000	-	49,913,000	45,247,000	18,846,000	(114,006,000)	-
Balance at July 24, 2013 prior to initial public offering	4,943,225	49,000	49,864,000	-	49,913,000	45,287,000	-	-	95,200,000
Proceeds from issuance of common stock	16,451,972	165,000	230,165,000	-	230,330,000	-	-	-	230,330,000
Offering costs	-	-	(24,824,000)	-	(24,824,000)	-	-	-	(24,824,000)
Proceeds from private placement	3,358,311	34,000	46,982,000	-	47,016,000	-	-	-	47,016,000
Issuance of restricted stock	923,949		-	-	-	-	-	-	-
Cancellation of restricted stock	(783,481)	-	-	-	-	-	-	-	-
Amortization of stock based compensation	-	-	433,000	-	433,000	-	-	-	433,000
Net loss	-	-	-	(625,000)	(625,000)	(86,000)	-	-	(711,000)
Dividends	-	-	-	(5,368,000)	(5,368,000)		-	-	(5,368,000)
Reallocation and issuance of OP units and common stock related to the Accommodation	665,910	7,000	9,316,000	-	9,323,000	(9,630,000)	-	-	(307,000)
Balance at December 31, 2013	25,559,886	$255,000	$311,936,000	$(5,993,000)	$306,198,000	$35,571,000	$-	$-	$341,769,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(711,000)	$(4,281,000)	$(8,957,000)	$(6,337,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated real estate entities	(92,000)	915,000	(122,000)	(185,000)
Depreciation and amortization	8,686,000	7,022,000	11,921,000	9,668,000
Depreciation and amortization included in discontinued operations	92,000	776,000	1,296,000	1,019,000
Amortization of above market lease intangibles	185,000	256,000	188,000	(163,000)
Accretion of discount on notes receivable	(83,000)	(94,000)	(360,000)	(330,000)
Loss on extinguishment of debt	-	4,222,000	-	-
Gain on sale of real estate	-	(4,989,000)	(55,000)	(2,503,000)
Amortization of loan costs	216,000	784,000	843,000	1,045,000
Gain on mark-to-market interest rate swaps	-	(49,000)	(2,361,000)	(4,185,000)
Deferred interest expense	-	573,000	1,065,000	176,000
Equity based compensation expense	392,000	985,000	-	-
Gain from early repayment of notes receivable	-	(1,365,000)	-	-
Change in working capital components:	-
Rents and other receivables	(79,000)	(161,000)	57,000	25,000
Deferred rent receivable	(795,000)	(263,000)	(843,000)	(495,000)
Change in restricted cash	-	1,137,000	(274,000)	(512,000)
Leasing commissions	(622,000)	(980,000)	(1,090,000)	(736,000)
Other assets	(815,000)	(1,172,000)	(718,000)	117,000
Accounts payable, accrued expenses and other liabilities	1,376,000	942,000	662,000	133,000
Tenant security deposits	230,000	507,000	(36,000)	256,000
Prepaid rent	932,000	(172,000)	(136,000)	(342,000)
Net cash provided by (used in) operating activities	8,912,000	4,593,000	1,080,000	(3,349,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investment in real estate	(78,749,000)	(73,332,000)	(20,673,000)	(44,324,000)
Capital expenditures	(1,784,000)	(1,439,000)	(4,620,000)	(1,321,000)
Consolidation of La Jolla Sorrento	-	373,000	-	-
Acquisition related deposits	(1,310,000)	50,000	-	-
Contributions to unconsolidated real estate entities	-	-	(2,814,000)	(24,000)
Distributions from unconsolidated real estate entities	57,000	271,000	430,000	412,000
Change in restricted cash	(36,000)	408,000	210,000	(512,000)
Principal repayments of notes receivable	103,000	5,516,000	207,000	217,000
Disposition of investment in real estate	-	21,537,000	3,482,000	3,249,000
Net cash used in investing activities	(81,719,000)	(46,616,000)	(23,778,000)	(42,303,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	207,477,000	-	-	-
Proceeds from private placement	47,016,000	-	-	-
Proceeds from notes payable	148,375,000	55,590,000	11,984,000	46,082,000
Repayment of notes payable	(312,889,000)	(21,135,000)	(4,479,000)	(24,757,000)
Deferred loan costs	(1,813,000)	(812,000)	(935,000)	(927,000)
Prepaid offering costs	-	(1,504,000)	-	-
Capital contributions from Predecessor members	-	1,156,000	40,367,000	31,987,000
Distributions to Predecessor members	-	(6,825,000)	(2,842,000)	(816,000)
Reimbursements due to Predecessor members	-	(1,221,000)	1,221,000	-

Distributions to Predecessor members related to formation transactions	(4,955,000)	(26,773,000)	-	-
Repurchase of interests from unaccredited investors	(1,100,000)	-	-	-
Distributions to Predecessor members related to the Accommodation	(307,000)	-	-	-
Change in restricted cash	-	48,000	(47,000)	-
Net cash provided by (used in) financing activities	81,804,000	(1,476,000)	45,269,000	51,569,000

Net increase (decrease) in cash and cash equivalents	8,997,000	(43,499,000)	22,571,000	5,917,000
Cash and cash equivalents, beginning of period	-	43,499,000	20,928,000	15,011,000
Cash and cash equivalents, end of period	$8,997,000	$-	$43,499,000	$20,928,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	1,870,000	8,587,000	15,787,000	17,307,000

Supplemental disclosure of noncash investing and financing transactions:
Contribution of Rexford Sponsor V, LLC and Rexford Industrial Fund V REIT, LLC:
Investment in real estate and acquired intangibles	--	$(32,493,000)	--	--
Investment in unconsolidated real estate entities	--	$(2,844,000)	--	--
Notes receivable	--	$(5,305,000)	--	--
Predecessor equity and noncontrolling interests	--	$40,642,000	--	--

Acquisition of tenant-in-common interest in La Jolla Sorrento and consolidation of property previously accounted for under the equity method of accounting:
Investments in real estate and acquired intangibles	--	(8,369,000)	--	--
Investment in unconsolidated real estate entities	--	8,654,000	--	--
Additional paid in capital	--	10,000	--	--
Rexford Industrial Realty, Inc. Predecessor	--	(6,000)	--	--
Noncontrolling Interests	--	84,000	--	--

Assumption of loan in connection with acquisition of real estate	--	--	--	5,528,000
Mortgage loan satisfied in connection with deed-in-lieu of foreclosure	--	--	--	(15,068,000)

Capital expenditure accruals	550,000	--	--	--

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

NOTES TO THE FINANCIAL STATEMENTS

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
•

In our formation transactions, we acquired certain assets of our Predecessor in exchange for the assumption or discharge of $303.3 million in indebtedness, the payment of $7.2 million in cash, the issuance of 3,697,086 common units of our Operating Partnership and 4,943,225 shares of our common stock.

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

Basis of Presentation

As of December 31, 2013 and for the period from July 24, 2013 through December 31, 2013, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for periods prior to July 24, 2013 are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in non-controlling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”).

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates.

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated and combined financial statements.

Any reference to the number of properties, buildings and square footage are unaudited and outside the scope of our independent auditor’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

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

Investment in Real Estate

Acquisitions

When we acquire operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

We allocate the purchase price to the fair value of the tangible assets by valuing the property as if it were vacant. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information.

In determining the fair value of intangible lease assets or liabilities, we consider Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  During the period from July 24, 2013 through December 31, 2013, we capitalized $154,000 in acquisition costs, related to our acquisition of 2900 N. Madera Road.

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.

Depreciation and Amortization

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

Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

At December 31, 2013 and 2012, our investment in real estate has been recorded net of a cumulative impairment of $18.6 million.

Acquired Indefinite-Lived Intangibles

Acquired indefinite-lived intangibles represent the fair value of the management contracts in-place at the time of the contribution of Sponsor, RIF V REIT and their consolidated subsidiaries to the Operating Partnership.  See Note 3.  The asset has an indefinite life, and, accordingly, is not amortized.

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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the period from July 24, 2013 to December 31, 2013.

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

RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT has met all of the REIT distribution and technical requirements for the period from January 1, 2013 to July 23, 2013 and the years ended December 31, 2012 and 2011. Accordingly, we have not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2013 and December 31, 2012, we have not established a liability for uncertain tax positions.

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We had a $0.5 million and $0.7 million reserve for allowance for doubtful accounts as of December 31, 2013 and 2012, respectively.

Equity Based Compensation

We account for equity-based compensation, including shares of restricted stock, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires us to recognize an expense for the fair value of equity-based compensation awards. The estimated fair value of shares of restricted stock are amortized over their respective vesting periods. See Note 13.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common shares outstanding for the period, as adjusted for the effect of participating securities. Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of unvested restricted common stock using the treasury stock method. See Note 14.

Segment Reporting

Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

3.	Investments in Real Estate

Acquisitions

On December 24, 2013 we acquired the property located at 10635 West Vanowen Street, in Los Angeles, CA for a contract price of $3.4 million using proceeds from our revolving credit facility. The property consists of one multi-tenant industrial building totaling 31,037 square feet situated on 1.4 acres of land.

On December 17, 2013 we acquired the property located at 2900-2950 North Madera Road, in Simi Valley, CA for a contract price of $15.8 million using proceeds from our revolving credit facility. The property consists of a single-tenant industrial building and a vacant office building totaling 199,370 square feet situated on 16.3 acres of land.

On December 1, 2013 we acquired the property located at 280 West Bonita Avenue and 2743 Thompson Creek Road in Pomona, CA for a contract price of $27.2 million, using proceeds from our revolving credit facility. The property consists of two single-tenant industrial building totaling 365,859 square feet situated on 16.3 acres of land.

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

During the year ended December 31, 2012, our Predecessor acquired four properties (three located in Southern California and one located in Glenview, Illinois) consisting of seven buildings and approximately 353,000 square feet. The total contract price for these acquisitions was $21.5 million.

We incurred acquisition expenses in the amount of $540,000 for the period from July 24, 2013 to December 31, 2013, $724,000 for the period from January 1, 2013 to July 23, 2013, and $599,000 and $1,022,000 for the years ended December31, 2012 and 2011, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below)Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2013 Acquisitions:
8101-8117 Orion Avenue	7/30/2013	$1,389,000	$3,872,000	$327,000	$12,000	$5,600,000	$19,000	$(55,000)	$5,564,000
18310-18330 Oxnard Street	8/7/2013	$2,498,000	$5,493,000	$435,000	$(1,000)	$8,425,000	$4,000	$(69,000)	$8,360,000
22343-22349 La Palma Avenue	11/1/2013	$6,087,000	$5,983,000	$608,000	$27,000	$12,705,000	$2,000	$(144,000)	$12,563,000
110-1170 Gilbert St., 2353-2373 La Palma Ave. (3)	11/8/2013	$4,582,000	$5,134,000	$810,000	$(45,000)	$10,481,000	$-	$(3,373,000)	$7,108,000
280 Bonita Ave., 2743 Thompson Creek Rd.	12/6/2013	$8,001,000	$17,734,000	$1,465,000	$-	$27,200,000	$22,000	$(225,000)	$26,997,000
2900 N. Madera Road (4)	12/17/2013	$2,421,000	$1,849,000	$-	$-	$4,270,000	$3,000	$-	$4,273,000
2950 N. Madera Road	12/17/2013	$3,601,000	$8,033,000	$-	$-	$11,634,000	$4,000	$(1,114,000)	$10,524,000
10635 W. Vanowen St.	12/24/2013	$1,517,000	$1,833,000	$264,000	$(239,000)	$3,375,000	$1,000	$(16,000)	$3,360,000
Total		$30,096,000	$49,931,000	$3,909,000	$(246,000)	$83,690,000	$55,000	$(4,996,000)	$78,749,000

2013 Predecessor Acquisitions:
18118-18120 S. Broadway	4/4/2013	$3,013,000	$2,161,000	$274,000	$-	$5,448,000	$16,000	$(57,000)	$5,407,000
8900-8980 Benson Ave., 5637 Arrow Highway	4/9/2013	$1,817,000	$4,590,000	$552,000	$191,000	$7,150,000	$20,000	$(104,000)	$7,066,000
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	4/17/2013	$26,423,000	$25,795,000	$2,568,000	$1,414,000	$56,200,000	$168,000	$(500,000)	$55,868,000
1661 240th St.	5/31/2013	$3,464,000	$1,498,000	$38,000	$-	$5,000,000	$8,000	$(17,000)	$4,991,000
Total		$34,717,000	$34,044,000	$3,432,000	$1,605,000	$73,798,000	$212,000	$(678,000)	$73,332,000

2012 Acquisitions:
1400 S. Campus Ave.	3/7/2012	$2,600,000	$1,631,000	$588,000	$(20,000)	$4,799,000	$13,000	$(529,000)	$4,283,000
500-560 Zenith Dr.	5/1/2012	$658,000	$688,000	$279,000	$-	$1,625,000	$6,000	$(213,000)	$1,418,000
701 Del Norte Blvd.	12/18/2012	$3,276,000	$5,623,000	$532,000	$70,000	$9,501,000	$7,000	$(113,000)	$9,395,000
15041 Calvert St.	12/21/2012	$3,790,000	$1,448,000	$382,000	$-	$5,620,000	$2,000	$(45,000)	$5,577,000
Total		$10,324,000	$9,390,000	$1,781,000	$50,000	$21,545,000	$28,000	$(900,000)	$20,673,000

(1)	The weighted average amortization period of acquired in-place lease intangibles for our 2013post-IPO acquisitions was 38 months.
(2)	The weighted average amortization period of net above market leases for our 2013 post-IPO acquisitions was 54 months.
(3)	In connection with this acquisition, we assumed debt with an outstanding principal balance of $3.3 million and an initial fair value discount of $118,000.
(4)	As the purchase of 2900 N. Madera was accounted for as an asset acquisition, the total purchase price allocation includes $154,000 of capitalized acquisition costs.

The following table summarizes the combined results from operations of our 2013 acquisitions and our 2013 Predecessor acquisitions since the acquisition date included in the consolidated and combined income statements for the following period:

	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013
Revenues	$4,001,000	$1,718,000
Net loss	$(262,000)	$(1,151,000)

The following table presents unaudited pro-forma financial information as if the closing of our 2013 acquisitions and our 2013 Predecessor acquisitions had occurred on January 1, 2013.  These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2013 and may not be indicative of future operating results.

	2013	2012
Revenues	$53,259,000	$46,607,000
Net operating income	$13,248,000	$16,339,000
Net income	$(2,041,000)	$(6,081,000)

Acquisition of Other Interests

As part of the formation transactions, we accounted for the contribution of Sponsor, RIF V REIT and their consolidated subsidiaries in exchange for shares of common stock, common units in our Operating Partnership and paid cash (the “RIF V Contribution”), as a business combination in accordance with ASC Section 805-10, Business Combinations (“ASC 805-10”), by recognizing the estimated fair value of acquired assets and assumed liabilities on July 24, 2013, the date of the contribution.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of the transactions noted above on the date of contribution or acquisition.

Allocated Value
Land	$73,400,000
Building and improvements	94,755,000
In-place Lease Intangibles	10,709,000
Net Above (Below) Market Lease Intangibles	872,000
Notes receivable	13,159,000
Acquired indefinite-lived intangible	5,271,000
Investment in unconsolidated real estate entities	5,652,000
Other assets and liabilities	(1,007,000)
Total	$202,811,000

Dispositions

During the period from July 24, 2013 to December 31, 2013 we did not make any dispositions of properties.

A summary of our property dispositions for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012 is as follows:

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Debt Satisfied (1)	Gain Recorded (2)
4578 Worth Street	Los Angeles, CA	1/31/2013	79,370	$4,100,000	$2,500,000	$2,410,000
1950 E. Williams Drive	Oxnard, CA	4/4/2013	161,682	$8,542,000	$2,993,000	$415,000
9027 Glenoaks Blvd.	Los Angeles, CA	5/10/2013	14,700	$1,727,000	$1,625,000	$234,000
2515, 2507, 2441 W. Erie Dr. & 2929 S. Fair Lane	Tempe, AZ	5/28/2013	83,385	$5,003,000	$3,531,000	$1,015,000
1255 Knollwood Circle	Anaheim, CA	6/14/2013	25,162	$2,768,000	$2,630,000	$915,000
639-641 Walnut Street	Carson, CA	10/16/2012	36,825	$3,683,000	$3,366,000	$55,000
(1)	Amount represents the principal paid back to the lender to release the property from a larger pool of properties serving as collateral for the respective portfolio loan.
(2)	Gain on sale of real estate is recorded as part of discontinued operations.

Assets Held for Sale

As of December 31, 2013, our property located at 1335 Park Center Drive was classified as held for sale. As of December 31, 2012, our properties located at 1335 Park Center Drive, 4578 Worth Street, 1950 East Williams Drive, 9027 Glenoaks Blvd., 2441, 2507, 2515 W. Erie Dr., & 2929 S. Fair Lane, and 1255 Knollwood Circle were classified as held for sale.

The major classes of assets and liabilities of real estate held for sale were as follows:

	December 31, 2013	December 31, 2012
Investment in real estate, net	$6,692,000	$23,413,000
Other	924,000	508,000
	$7,616,000	$23,921,000

Notes payable	$-	$20,690,000
Accounts payable and other liabilities	260,000	182,000
	$260,000	$20,872,000

Discontinued Operations

Income (loss) from discontinued operations includes the results of operations and the gain on sale of real estate related to the Predecessor disposition properties noted above, as well as the results of operations of our property located at 1335 Park Center Drive which was classified as held for sale as of December 31, 2013. Their consolidated result of operations for the period from July 24, 2013 to December 31, 2013 and combined results of operations for the period from January 1, 2013 to July 23, 2013 and the years ended December 31, 2012 and 2011 are summarized in the table below.

		The Predecessor
	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	The Year Ended December 31, 2012	The Year Ended December 31, 2011
Revenues	$472,000	$604,000	$2,302,000	$2,517,000
Operating expenses	(81,000)	(312,000)	(794,000)	(1,322,000)
Interest expense	-	(325,000)	(911,000)	(1,582,000)
Depreciation and amortization expense	(92,000)	(776,000)	(1,295,000)	(1,019,000)
Loss on extinguishment of debt	-	(267,000)	-	-
Gain on sale of real estate	-	4,989,000	55,000	2,503,000
Income (loss) from discontinued operations	$299,000	$3,913,000	$(643,000)	$1,097,000

4.	Intangible Assets

The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	December 31,
	2013	2012
Acquired in-place lease intangibles
Gross amount	$16,321,000	$17,587,000
Accumulated amortization	(4,296,000)	(14,673,000)
Net balance	$12,025,000	$2,914,000

Above-market tenant leases
Gross amount	$1,881,000	$521,000
Accumulated amortization	(284,000)	(342,000)
Net balance	$1,597,000	$179,000

Below-market tenant leases(1)
Gross amount	$(1,081,000)	$(3,711,000)
Accumulated accretion	198,000	3,672,000
Net balance	$(883,000)	$(39,000)

Above-market ground lease(1)
Gross amount	$(290,000)	$-
Accumulated accretion	13,000	-
Net balance	$(277,000)	$-

(1)	Included in Acquired lease intangible liabilities, net in the consolidated balance sheets.

We recorded amortization of in-place lease intangibles of $3.0 million for the period from July 24, 2013 to December 31, 2013, $1.3 million for the period from January 1, 2013 to July 23, 2013, and $1.8 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively, in depreciation and amortization.  We recorded net amortization of above- and below- market tenant lease intangibles of $0.2 million as a decrease to rental revenues for the period from July 24, 2013 through December 31, 2013, $0.3 million as a decrease to rental revenues for the period from January 1, 2013 to July 23, 2013, $0.1 million as a decrease to rental revenues for the year ended December 31, 2012 and $0.1 million as an increase to rental revenues for the year ended December 31, 2011. We recorded accretion of above-market ground leases of $13,000 for the period from July 24, 2013 to December 31, 2013 as a decrease to property expenses.

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2013 for the next five years:

Year Ending	In-place Leases	Net Above/(Below) Market Operating Leases	Above Market Ground Lease(1)
2014	$5,892,000	$390,000	$(32,000)
2015	3,059,000	218,000	(32,000)
2016	1,572,000	90,000	(32,000)
2017	976,000	(8,000)	(32,000)
2018	459,000	(11,000)	(32,000)
Thereafter	67,000	35,000	(117,000)
Total	$12,025,000	$714,000	$(277,000)

(1)	Recorded as a decrease to property expenses in the consolidated statements of operations.

5.	Notes Receivable

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

The mortgage loan secured by 32401-32803 Calle Perfecto was contributed as part of the RIF V Contribution that occurred as part of our formation transactions (See Note 3). Accordingly, the note receivable was recorded at the estimated fair value on the date of contribution, July 24, 2013, resulting in the elimination of the unrecognized non-accretable yield.

The following table summarizes the balance of our notes receivable:

	Face Amount	Unrecognized Non-Accretable Yield	Unrecognized Accretable Yield	Note Receivable

At December 31, 2013:
32401 - 32803 Calle Perfecto	$14,161,000	$-	$(1,022,000)	$13,139,000

At December 31, 2012:
2824 E. Foothill Blvd.	$5,370,000	-	$(1,394,000)	$3,976,000
32401 - 32803 Calle Perfecto	14,410,000	(5,816,000)	(659,000)	7,935,000
Total	$19,780,000	$(5,816,000)	$(2,053,000)	$11,911,000

6.	Notes Payable

The following table summarizes our notes payable:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	December 31, 2013		December 31, 2012		Contractual Maturity Date		Interest Rate
Fixed Rate Debt
RIF V - Jersey, LLC	$5,189,000	(1)	$5,355,000	(1)	1/1/2015		5.45%	(2)
The Park	3,177,000	(3)	-		3/1/2031		5.13%	(4)
RIF I Holdings, LLC	-		41,238,000		5/31/2014		6.13%
RIF I - Walnut, LLC	-		11,350,000		9/1/2013		6.23%
RIF II - Orangethorpe, LLC	-		4,451,000		7/1/2013		5.15%
RIF II - Easy Street, LLC	-		5,310,000		4/1/2014		5.32%
RIF III Holdings, LLC (Note A)	-		78,338,000		8/31/2014		5.60%
RIF III Holdings, LLC (Note B)	-		410,000		8/31/2014		12.00%
RIF V - Foothill, LLC	-		2,542,000		9/1/2014		4.00%
RIF V - Calle Perfecto, LLC	-		5,429,000		9/1/2014		4.00%
RIF V - Arroyo, LLC	-		3,000,000		9/30/2014		4.50%
Variable Rate Debt
RIF V - Glendale Commerce Center, LLC	42,750,000		-		5/1/2016	(5)	LIBOR + 2.00%
Term Loan (6)	60,000,000		-		8/1/2019		LIBOR + 1.90%
RIF I Holdings, LLC	-		7,605,000		5/31/2014		LIBOR + 1.00%
RIF I - Mulberry, LLC	-		5,978,000		5/20/2014		LIBOR + 2.75%
RIF II Holdings, LLC	-		40,152,000		7/1/2013		LIBOR + 3.50%
RIF IV Holdings, LLC	-		67,136,000		4/1/2013		LIBOR + 4.00%
RIF V - Grand Commerce Center, LLC	-		6,000,000		3/4/2014		LIBOR + 2.75%
RIF V - Vinedo, LLC	-		3,470,000		8/4/2014		LIBOR + 2.75%
RIF V - MacArthur, LLC	-		5,475,000		12/5/2014		LIBOR + 2.50%
RIF V - Campus, LLC	-		3,360,000		7/1/2015		LIBOR + 2.50%
RIF V - Golden Valley, LLC	-		2,900,000		6/1/2015		LIBOR + 2.75%
RIF V - Cornerstone Portfolio	-		16,610,000		12/9/2014		LIBOR + 2.50%
Unsecured Credit Facility
$200M Facility	81,375,000		-		7/24/2016	(5)	LIBOR + 1.50%	(7)
	$192,491,000		$316,109,000
Less: Mortgage Loans Associated with Real Estate Held for Sale	-		(20,690,000)
	$192,491,000		$295,419,000

(1)	Includes unamortized debt premium of $50,000 at December 31, 2013 and $97,000 at December 31, 2012.
(2)	Monthly payments of interest and principal based on 30-year amortization table.
(3)	Includes unamortized debt discount of $118,000 at December 31, 2013.
(4)	Monthly payments of interest and principal based on 20-year amortization table.
(5)	Two additional one year extensions available at the borrower’s option.
(6)	Loan is secured by six properties and has one additional one year extension available.
(7)	The facility additionally bears interest at 0.30% of the daily unused commitment balance.

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

Using proceeds from our IPO, concurrent private placement, term loan and revolving credit facility, on July 24, 2013 we repaid $303.3 million of the $351.3 million outstanding indebtedness secured by the properties contributed as part of our formation transactions. The remaining outstanding indebtedness, which consisted of the $42.8 million Glendale Commerce note and the $5.3 million RIF V – Jersey note, were assumed by us as part of the formation transactions.

On November 8, 2013, in connection with the acquisition of the property located at 1100-1170 Gilbert St. and 2353-2373 La Palma Ave., we assumed a first mortgage loan that is secured by the property.  The assumed mortgage loan had a principal balance of $3.3 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial discount of $119,000.  The loan, which was put in place in 2011 by the seller, bears interest at a fixed rate of 5.13% with amortization over 20 years, and has a maturity date of March 1, 2031.

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of December 31, 2013 and does not consider extension options available to us as noted above:

Twelve months ending December 31:
2014	$248,000
2015	5,141,000
2016	124,260,000
2017	142,000
2018	150,000
Thereafter	62,618,000
Total (1)	$192,559,000
(1)	Includes gross principal balance of outstanding debt before impact of $68,000 net debt discount.

Unsecured Revolving Credit Facility

As of December 31, 2013 we had $81.4 million outstanding under the facility, with additional availability of $48.4 million.  The amount available for us to borrow under the facility is subject to the lesser of the then applicable facility amount, a percentage of the net operating income of our properties that form the borrowing base of the facility, and a minimum implied debt service coverage ratio.

Our ability to borrow under the revolving credit facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum recourse debt ratio, a minimum fixed charge coverage ratio, an unencumbered debt yield ratio, and a minimum tangible net worth requirement. Additionally, under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). The revolving credit facility also includes cross-default provisions with respect to certain of our other indebtedness.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated and combined statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of December 31, 2013 is summarized as follows:

Twelve months ending December 31:
2014	$41,119,000
2015	30,731,000
2016	21,954,000
2017	15,536,000
2018	9,965,000
Thereafter	24,855,000
Total	$144,160,000

The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

8.	Interest Rate Contracts

We use interest rate swap agreements to manage our exposure to interest rate movements associated with certain of our existing LIBOR-based variable rate debt. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. None of the interest rate swaps are designated as hedges, and as such, changes in fair value are recognized in earnings under “Gain on mark-to-market of interest rate swaps.” We recognized a gain on mark-to-market interest rate swaps of $49,000 for the period from January 1, 2013 to July 23, 2013 and $2.4 and $4.2 million during the years ending December 31, 2012 and 2011, respectively.

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

The following table sets forth the liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as December 31, 2012:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap at:
December 31, 2012	$49,000	$-	$49,000	$-

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

The following table sets forth the carrying value and the estimated fair value of our notes payable (including amounts classified as held for sale) as of December 31, 2013 and December 31, 2012:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Notes Payable at:
December 31, 2013	$192,492,000	$-	$192,492,000	$-	$192,491,000
December 31, 2012	$322,802,000	$-	$322,802,000	$-	$316,109,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in management, leasing and development services in the consolidated and combined statements of operations. We recorded $136,000 in management and leasing services revenue for the period from July 24, 2013 to December 31, 2013, $87,000 for the period from January 1, 2013 to July 23, 2013, and $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

After the completion of our IPO, certain investors in our predecessor business (“pre-IPO investors”) contacted Messrs. Schwimmer, Frankel and Ziman to express concerns regarding our formation transactions and IPO. These concerns related to, among other things, the total value of the consideration paid to the pre-IPO investors and to management in the formation transactions, the allocation of that consideration among the five funds included in our predecessor business, or the Predecessor Funds, and the pre-IPO management companies (the “Management Companies”), and the total value of the Operating Partnership units and shares of common stock, including awards of restricted stock, received by Messrs. Schwimmer, Frankel and Ziman in conjunction with the formation transactions and the IPO.

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

The Company and Messrs. Schwimmer, Frankel and Ziman, with the agreement of our board of directors, formally communicated the proposed Accommodation to pre-IPO investors in early October. The Accommodation became effective on October 28, 2013. The pre-IPO investors were provided a reply-by date of October 30, 2013 to elect whether to participate in the Accommodation. The Board elected, effective October 29, 2013, to extend that reply-by date to November 30, 2013. There was no further extension of the reply-by date. As of December 31, 2013, the Accommodation has ended, and 97.9% of the pre-IPO investors, who collectively represent 98.5% of the aggregate capital commitments in the Predecessor Funds, participated in the Accommodation by signing Transfer and Release Agreements.

To effect the Accommodation, Messrs. Schwimmer, Frankel, Ziman and certain other pre-IPO owners of the Management Companies returned Operating Partnership units to the Company.  The Company subsequently canceled such Operating Partnership units.  The Company and the Operating Partnership then issued and paid to participating pre-IPO investors a number of shares of common stock, Operating Partnership units and cash that, in the aggregate, had the same value as the Operating Partnership units returned to the Company by Messrs. Schwimmer, Frankel, Ziman and the other pre-IPO owners of the Management Companies. The form of consideration received by pre-IPO investors corresponded to the form of consideration such investors elected to receive in the formation transactions, with unaccredited investors receiving cash. For purposes of the Accommodation, shares of common stock and Operating Partnership units were valued at $14.00, which was the IPO price per share of the Company’s common stock.

See Note 13 for the transactional effect with respect to our Operating Partnership units and shares of common stock related to the Accommodation.  In addition, the Company incurred costs of $0.2 million during the year ended December 31, 2013 associated with negotiating and executing the Accommodation.

Separately and subsequent to the efforts and initial discussions that gave rise to the Accommodation, on October 3, 2013, one husband and wife couple who were pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III, in the Los Angeles County Superior Court.  On February  14, 2014, the plaintiffs filed an amended complaint (as amended, the “RIF III and RIF IV Action”) adding an additional individual pre-IPO investor and putative class claims on behalf of investors in RIF IV. Plaintiffs in the RIF III and RIF IV Action assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman (“Defendants”) for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the Management Companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. The first amended complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III and RIF IV, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Plaintiffs also allege that the formal communication of the proposed Accommodation was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  While we believe that the RIF III and RIF IV Action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the RIF III and RIF IV Action. At this early stage of the litigation, the ultimate outcome of the RIF III and RIF IV Action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

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

Rent Expense

As of December 31, 2013, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate office lease as of December 31, 2013 is as follows:

Year Ending	Office Lease	Ground Rent
2014	$182,000	$144,000
2015	266,000	144,000
2016	274,000	144,000
2017	282,000	144,000
2018	291,000	144,000
Thereafter	173,000	6,252,000
Total	$1,468,000	$6,972,000

Tenant Related

As of December 31, 2013, we had commitments of $0.6 million for tenant improvement and construction work under the terms of leases with certain of our tenants.

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

The following table sets forth the ownership interests of our equity method investments in real estate and their respective carrying values. The carrying values of these investments are affected by the timing and nature of distributions:

		Carrying Value at December 31,
Investment Property	Ownership Interest	2013	2012
10439-10477 Roselle St.	70.00%	$-	$9,988,000
3001-3223 Mission Oaks Boulevard	15.00%	5,687,000	2,709,000
		$5,687,000	$12,697,000

As part of the formation transactions, on July 24, 2013, we acquired the 30% tenancy-in-common interest of the property located at 10439-10477 Roselle St. not previously owned by us in exchange for 2,828 units in our Operating Partnership.

Our 15% joint venture interest in the properties located at 3001-3223 Mission Oaks Boulevard were contributed as part of the RIF V Contribution that occurred as part of the formation transactions on July 24, 2013 (See Note 3).  Accordingly, the carrying value of our investment was recorded at the estimated fair value on the date of contribution, which resulted in a $2.8 million basis adjustment, which is being amortized over the estimated useful life of the underlying assets.

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share:

	Period from July 24, 2013 to December 31, 2013 (1)	Period from January 1, 2013 to July 23, 2013 (2)	Year Ended December 31, 2012 (2)	Year Ended December 31, 2011 (2)
Revenues	$1,440,000	$6,516,000	$5,402,000	$975,000
Expenses	226,000	(7,296,000)	(6,110,000)	(1,060,000)
Net income (loss)	$1,666,000	$(780,000)	$(708,000)	$(85,000)

	December 31, 2013 (1)	December 31, 2012 (2)
Assets	$61,422,000	$71,242,000
Liabilities	(42,475,000)	(42,265,000)
Partners'/members' equity	$18,947,000	$28,977,000

(1)	Includes summarized financial information for our equity method investment property located at 3001-3223 Mission Oaks Boulevard.
(2)	Includes summarized financial information for properties located at 3001-3223 Mission Oaks Boulevard and 10439-10477 Roselle St.

Our unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $196,000 for the period from July 24, 2013 to December 31, 2013, $218,000 for the period from January 1, 2013 to July 23, 2013, and $0.3 million and $39,000 million for the years ended December 31, 2012 and 2011, respectively.

We recognized management, leasing and development revenue of $326,000 during the period from July 24, 2013 to December 31, 2013, $207,000 for the period from January 1, 2013 to July 23, 2013, and $0.2 million and $26,000 for the years ended December 31, 2012 and 2011, respectively, which has been recorded in management, leasing and development services.

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

As described in Note 11, to effect the Accommodation, Messrs. Schwimmer, Frankel, Ziman and other certain pre-IPO owners of the Management Companies returned Operating Partnership units to the Company, which were subsequently cancelled.  The Company and the Operating Partnership then issued and paid to participating pre-IPO investors a number of shares of common stock, Operating Partnership units and cash that, in the aggregate, had the same value as the Operating Partnership units returned.

As of December 31, 2013 the following transactions have occurred to effect the Accommodation:

•	Mr. Schwimmer has returned 525,828 Operating Partnership units to us, and we have canceled 281,395 shares of restricted stock initially granted to Mr. Schwimmer in the IPO;
•	Mr. Frankel has returned 474,306 Operating Partnership units to us, and we have canceled 281,395 shares of restricted stock initially granted to Mr. Frankel in the IPO;
•	Mr. Ziman has returned 423,044 Operating Partnership units to us, and we have canceled 211,046 shares of restricted stock initially granted to Mr. Ziman in the IPO;
•	Other individuals have returned 55,678 Operating Partnership units to us; and
•	We have issued 665,910 shares of common stock and 791,029 Operating Partnership units, and have paid $306,817 to participating pre-IPO investors.

We had 25,559,886 shares of common stock and of 3,009,259 operating partnership units outstanding as of December 31, 2013.

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests represented approximately 10.6% of our Operating Partnership as of December 31, 2013. Operating Partnership units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own units in our Operating Partnership have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

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

On July 24, 2013, 912,517 shares of restricted common stock were issued to our executive officers, other employees and Mr. Ziman, one of our non-employee directors. As of December 31, 2013, 773,836 of these shares of restricted common stock have been cancelled pursuant to the terms of the Accommodation, as noted above. The remaining awards will vest in four equal, annual installments on each of the first four anniversaries of the date of grant. On July 24, 2013, 2,858 shares of restricted common stock were issued to each non-employee director, other than Mr. Ziman. These awards will vest in equal one-third installments on each of the first, second and third anniversaries of the grant date, subject to continued service on our board of directors through the applicable vesting date. The grant date fair value of the restricted stock was determined using the initial public offering price of $14.00 for grants issued on July 24, 2013.

Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. During the period from July 24, 2013 to December 31, 2013, we recognized net equity compensation expense of $392,000 related to the restricted common stock grants, ultimately expected to vest. Stock compensation expense is included in general and administrative and other property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. During the period from July 24, 2013 to December 31, 2013 we capitalized $41,000 related to these employees.

The following is a table summarizing our restricted stock activity for the period from July 24, 2013 through December 31, 2013:

Shares
Non-vested shares outstanding at beginning of period	-
Granted	923,949
Forfeited	(783,481)
Vested	-
Non-vested shares outstanding as of December 31, 2013	140,468

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2013:

Shares
Twelve months ending December 31:
2014	35,824
2015	35,824
2016	35,821
2017	32,999
140,468

ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 7.3% for non-vested restricted stock as of December 31, 2013. As of December 31, 2013, there was $1.4 million of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock assuming the forfeiture rate noted above, of which $0.1 million will be capitalized for employees who provide leasing and construction services. As of December 31, 2013, this expense is expected to be recognized over a weighted average remaining period of 26 months.

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Period from July 24, 2013 to December 31, 2013
Numerator:
Net loss from continuing operations	$(1,010,000)
Net loss from continuing operations attributable to noncontrolling interests	122,000
Numerator for basic and diluted loss from continuing operations available to common stockholders	(888,000)
Net income from discontinued operations	299,000
Net income from discontinued operations attributable to noncontrolling interests	(36,000)
Numerator for basic and diluted net loss available to common stockholders	$(625,000)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	24,925,226
Earnings per share - Basic and Diluted:
Net loss from continuing operations available to common stockholders	$(0.04)
Net income from discontinued operations available to common stockholders	0.01
Net loss available to common stockholders	$(0.03)

Participating securities include 140,468 unvested restricted stock awards outstanding at December 31, 2013, which participate in non-forfeitable dividends of the Company.  Participating security holders are not obligated to share in losses and as such, under the two class method, none of the net loss attributable to Rexford Industrial Realty, Inc. was allocated to participating securities for the period from July 24, 2013 to December 31, 2013.

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock – diluted as its inclusion would have been antidilutive to the loss from continuing operations available to common stockholders.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the period from July 24, 2013 to December 31, 2013.

15.Predecessor Equity

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

We expensed $985,000 during the period from January 1, 2013 to July 23, 2013 related to these equity awards.

16.	Quarterly Information

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended(1)	Period From(1)		Three Months Ended(1)
	December 31, 2013	July 24, 2013 to September 30, 2013	July 1, 2013 to July 23, 2013	June 30, 2013	March 31, 2013
Revenues from continuing operations(2)	$12,638,000	$8,980,000	$2,734,000	$10,717,000	$9,297,000
Net income (loss) from continuing operations(2)	$(1,185,000)	$175,000	$(5,877,000)	$(2,750,000)	$434,000
Income (loss) from discontinued operations(2)	$179,000	$120,000	$9,000	$2,282,000	$1,619,000
Net income (loss)	$(1,006,000)	$295,000	$(5,868,000)	$(468,000)	$2,053,000
Net income (loss) attributable to common stockholders	$(881,000)	$256,000	$(2,309,000)	$(2,286,000)	$327,000
Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.04)	$0.01	n/a	n/a	n/a

	Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues from continuing operations(2)	$8,679,000	$8,223,000	$8,192,000	$7,900,000
Net income (loss) from continuing operations(2)	$(1,548,000)	$(2,487,000)	$(2,203,000)	$(2,076,000)
Income (loss) from discontinued operations(2)	$(134,000)	$(215,000)	$(270,000)	$(24,000)
Net income (loss)	$(1,682,000)	$(2,702,000)	$(2,473,000)	$(2,100,000)
Net income (loss) attributable to common stockholders	$(1,528,000)	$(1,732,000)	$(1,464,000)	$(167,000)
Net income (loss) attributable to common stockholders per share - basic and diluted	n/a	n/a	n/a	n/a

(1)	The summation of the quarterly financial data may not equal the annual number reported in the consolidated statements of operations due to rounding.
(2)

All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q and our prospectus on form S-11 to reclassify amounts related to discontinued operations (see Discontinued Operations section of Note 3 “Investments in Real Estate”).

17.	Subsequent Events

On January 15, 2014, we acquired the property located at 7110 Rosecrans Avenue located in Paramount, CA for a contract price of $4.969 million using funds from our revolving credit facility.  The property consists of one industrial building totaling 72,000 square foot situated on 3.25 acres of land.

On January 22, 2014, we acquired the property located at 14723-14825 Oxnard Street in Van Nuys, CA for a contract price of $8.875 million using funds from our revolving credit facility.  The property consists of a six-building multi-tenant industrial business park totaling 78,000 square feet situated on 3.25 acres of land.

On January 29, 2014, we disposed of our property located at 1335 Park Center Drive in Vista, CA.  We received gross proceeds from this transaction of $10.1 million.  As part of a 1031 exchange, on February 12, 2014, the proceeds were partially used to acquire another property located at 845, 855, and 865 Milliken Avenue and 4317 and 4319 Santa Ana Street in Ontario, CA with a contract price of $8.55 million.  The property consists of a five-building multi-tenant industrial business park totaling 113,612 square feet situated on 5.74 acres of land.

On February 26, 2014, we acquired the property located at 1500-1510 W. 228th Street in Los Angeles, CA for a contract price of $6.6 million.  A portion of the acquisition was funded with the remaining proceeds from the disposition of 1335 Park Center Drive, noted above, and the remainder of the funding was provided from availability under our revolving credit facility.  The property consists of a six-building multi-tenant industrial complex totaling 88,330 square feet situated on 3.9 acres of land.

On February 4, 2014, we executed two forward interest rate swaps to mitigate our exposure to fluctuation in short-term interest rates.  Each of the two swaps has a notional value of $30.0 million, and will effectively fix the interest rate on our $60.0 million term loan beginning in 2015.  The first forward swap will effectively fix $30.0 million of debt at 3.726% annually from the period from January 15, 2015 to February 15, 2019.   The second forward swap will effectively fix the other $30.0 million of debt at 3.91% annually from the period from July 15, 2015 to February 15, 2019.

On March 12, 2014, our board of directors approved a modification of the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program (the “The Program”), which is filed as Exhibit 10.10 to this Form 10-K.  The changes to the Program are as follows: (i) the annual meeting restricted stock grant for each of the non-employee directors increased from $40,000 to $45,000 in value; (ii) the annual retainer each of the non-employee directors increased from $25,000 to $30,000; and (iii) the annual retainer for the Chair of the Audit Committee increased from $10,000 to $20,000.

On March 13, 2014, we disposed of our property located at 2500 N. Madera Road in Simi Valley, CA.  We received net proceeds from this transaction of $4.1 million.

On March 20, 2014, we acquired the property located at 24105 Frampton Avenue, in Los Angeles, CA for a contract price of $3.9 million using funds from our revolving credit facility.  The property consists of one single-tenant industrial building totaling 47,903 square feet situated on 2.07 acres of land.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Name	Location	Encumbrances		Land	Building & Improvements	Building & Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA		(3)	$3,875	$2,407	$8,905	$3,875	$11,312	$15,187	(4,050)	1965, 2005 / 2003	2002
300 South Lewis Rd.	Camarillo, CA		(3)	4,150	3,050	6,830	4,150	9,880	14,030	(3,788)	1960-1963 / 2006	2003
1400 South Shamrock	Monrovia, CA	--		2,317	2,534	659	2,317	3,193	5,510	(1,680)	1957, 1962 / 2004	2003
12910 East Mulberry Dr.	Whittier, CA	--		3,469	1,629	941	3,469	2,570	6,039	(1,172)	1962 / 2009	2003
2220-2260 Camino del Sol	Oxnard, CA		(3)	868	-	3,972	868	3,972	4,840	(898)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	2,113	2,539	4,133	6,672	(1,548)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA		(3)	6,817	6,089	538	6,817	6,627	13,444	(2,527)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	3,845	2,525	7,225	9,750	(2,199)	1969, 2008 / 2006	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	1,468	2,666	4,811	7,477	(1,598)	1987 / 2006	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	386	2,346	4,908	7,254	(1,936)	1991 / 2006	2004
12345 First American Way	Poway, CA	--		2,469	2,489	2,712	800	3,670	4,470	(1,136)	2002 / 2007	2005
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	40	4,711	3,239	7,950	(58)	1970 / 2007	2013
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim, CA	--		4,893	1,386	857	4,893	2,243	7,136	(794)	1973 / 2007	2005
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,452	1,784	4,426	6,210	(1,430)	1988 / 2006	2004
311, 319, 329 & 333 157th St.	Gardena, CA	--		3,100	786	934	3,100	1,720	4,820	(700)	1960-1971 / 2006-2011	2006
9375 Archibald Ave.	Rancho Cucamonga, CA	--		3,572	3,239	1,324	1,808	3,140	4,948	(1,080)	1980 / 2007	2007
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	1,884	1,849	8,660	10,509	(2,479)	1987 / 2008	2006
18118-18120 S. Broadway	Carson, CA	--		3,013	2,161	196	3,013	2,357	5,370	(89)	1957 / 1989	2013
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--		3,647	11,867	2,035	3,647	13,902	17,549	(4,922)	1988-1989 / 2006	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	1,045	5,470	8,353	13,823	(2,717)	1983 / 2006	2006
15715 Arrow Highway	Irwindale, CA		(3)	3,604	5,056	(85)	3,604	4,971	8,575	(1,509)	1989	2006
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	6,858	3,740	7,118	10,858	(1,038)	1982 / 2009	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--		5,001	7,658	2,222	5,001	9,880	14,881	(3,453)	1977-1988 / 2006	2005

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Name	Location	Encumbrances		Land	Building & Improvements	Building & Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--		3,473	5,119	727	3,473	5,846	9,319	(2,032)	1977 / 2006	2006
901 W. Alameda Ave.	Burbank, CA	--		6,304	2,996	4,803	6,304	7,799	14,103	(1,914)	1969 / 2009	2007
6750 Unit B-C - 6780 Central Ave.	Riverside, CA	--		3,323	1,118	1,001	1,441	1,595	3,036	(597)	1978	2007
9220-9268 Hall Rd.	Downey, CA	--		6,974	2,902	58	6,974	2,960	9,934	(590)	2008	2009
1938-1946 E. 46th St.	Vernon, CA	--		7,015	7,078	1,268	7,015	8,346	15,361	(1,923)	1961, 1983 / 2008-2010	2007
77-700 Enfield Lane	Palm Desert, CA	--		1,110	1,189	204	397	686	1,083	(266)	1990	2007
700 Allen Ave., 1840 Dana St., & 1830 Flower	Glendale, CA	--		4,845	1,163	1,472	4,845	2,635	7,480	(282)	1949, 1961 / 2011-2012	2008
200-220 South Grand Ave.	Santa Ana, CA	--		2,579	667	184	2,371	805	3,176	(208)	1973 / 2008	2007
3720-3750 W. Warner Ave.	Santa Ana, CA	--		3,028	1,058	510	3,028	1,568	4,596	(471)	1973 / 2008	2007
6010 Paramount Ave., 2708 Seaboard Lane	Long Beach, CA	--		1,004	175	576	1,004	751	1,755	(240)	1981-1982	2007
5803 Newton Dr.	Carlsbad, CA	--		3,152	7,155	1,007	1,692	5,042	6,734	(1,706)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--		4,453	5,900	610	2,830	4,548	7,378	(1,262)	1989 / 2007	2008
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--		1,759	2,834	1,861	1,759	4,695	6,454	(834)	1947, 1985 / 2009	2008
131 W. 33rd St.	National City, CA	--		2,390	5,029	148	2,390	5,177	7,567	(1,564)	1969 / 2008	2006
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--		3,608	2,699	16	3,608	2,715	6,323	(60)	1987	2011
1050 Arroyo Ave.	San Fernando, CA	--		3,092	1,900	2	3,092	1,902	4,994	(47)	1969 / 2012	2010
15041 Calvert St.	Van Nuys, CA	--		4,096	1,570	3	4,096	1,573	5,669	(31)	1971	2012
1400 S. Campus Ave.	Ontario, CA	--		3,266	2,961	2	3,266	2,963	6,229	(394)	1964-1966, 1973, 1987	2012
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	6	3,082	6,236	9,318	(116)	2000	2012
13914-13932 Valley Blvd.	La Puente, CA	--		2,372	2,431	57	2,372	2,488	4,860	(51)	1978, 1988 / 2012	2011
600-650 South Grand Ave.	Santa Ana, CA	--		4,298	5,075	63	4,298	5,138	9,436	(104)	1988	2010
10700 Jersey Blvd.	Rancho Cucamonga, CA	5,189	(4)	3,158	4,860	60	3,158	4,920	8,078	(99)	1988-1989	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--		4,179	5,358	3	4,179	5,361	9,540	(89)	1973	2011
20920-20950 Normandie Ave.	Torrance, CA	--		3,253	1,605	25	3,253	1,630	4,883	(36)	1989	2011

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Name	Location	Encumbrances		Land	Building & Improvements	Building & Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6701 & 6711 Odessa Ave.	Van Nuys, CA	--		1,582	1,856	1	1,582	1,857	3,439	(34)	1970-1972 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--		1,396	925	2	1,396	927	2,323	(22)	1986	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--		3,720	2,641	24	3,720	2,665	6,385	(60)	1978 / 2012	2011
121-125 N. Vinedo Ave.	Pasadena, CA	--		3,481	3,530	1	3,481	3,531	7,012	(85)	1953 / 1993	2011
500-560 Zenith Dr.	Glenview, IL	--		801	1,117	14	801	1,131	1,932	(28)	1978	2011
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	42,750		17,978	39,471	225	17,978	39,696	57,674	(682)	1966, 1992, 1993, 1994	2013
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair, CA	--		2,285	4,778	412	2,285	5,190	7,475	(100)	1974	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	169	3,043	2,719	5,762	(47)	1975 / 1995	2013
8101-8117 Orion Avenue	Van Nuys, CA	--		1,389	3,872	32	1,389	3,904	5,293	(71)	1978	2013
18310-18330 Oxnard Street	Tarzana, CA	--		2,497	5,494	73	2,497	5,567	8,064	(77)	1973	2013
22343-22349 La Palma Avenue	Yorba Linda, CA	--		6,087	5,984	15	6,087	5,999	12,086	(27)	1988	2013
1100-1170 Gilbert St., 2353-2373 La Palma Ave.	Anaheim, CA	3,177	(5)	4,582	5,135	20	4,582	5,155	9,737	(28)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	39	8,001	17,773	25,774	-	1983	2013
2900 N. Madera Road	Simi Valley, CA	--		2,422	1,848	-	2,422	1,848	4,270	-	1988 / 2005	2013
2950 N. Madera Road	Simi Valley, CA	--		3,601	8,033	2	3,601	8,035	11,636	-	1988 / 2005	2013
10635 W. Vanowen St.	Burbank, CA	--		1,517	1,833	18,632	1,517	1,833	3,350	-	1977	2013
Investments in real estate		$51,116		$228,620	$270,006	$85,458	$219,301	$327,519	$546,820	$(58,978)
Properties Held for Sale:
1335 Park Center Dr.	Vista, CA		(3)	3,357	4,512	744	3,357	5,256	8,613	(1,920)	1999 / 2007	2004
Investments in real estate, including properties held for sale		$51,116		$231,977	$274,518	$86,202	$222,658	$332,775	$555,433	$(60,898)

(1)

During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $18.6 million relates to properties still owned by us) to write down our investments in real estate to fair value.  Of the $18.6 million, $9.3 million in included as a reduction of "Land" in the table above, with the remaining $9.3 million included as a reduction of "Buildings and Improvements".

(2)

The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

(3)	These properties secure a $60.0 million term loan.
(4)	Includes unamortized premium of $50.
(5)	Includes unamortized discount of $118.

The changes in total investments in real estate, including investments in real estate held for sale, and accumulated depreciation, including accumulated depreciation for investments in real estate held for sale, for the three years ended December 31, 2013 are as follows:

	Year ended December 31,
	2013	2012	2011
Balance, Beginning of Year	$397,597	$377,080	$347,654
Acquisition of Investment in Real Estate	148,811	19,714	46,887
Construction Costs and Improvements	3,802	4,620	1,321
Step-up in Basis Adjustment	28,070	-	-
Disposition of Investment in Real Estate	(20,275)	(3,817)	(18,782)
Write-off of Fully Depreciated Assets	(2,572)	-	-
Balance, End of Year	$555,433	$397,597	$377,080

	Year ended December 31,
	2013	2012	2011
Balance, Beginning of Year	$(60,574)	$(50,614)	$(44,278)
Depreciation of Investment in Real Estate	(11,288)	(9,960)	(8,378)
Step-up in Basis Adjustment	4,357	-	-
Disposition of Investment in Real Estate	4,035	-	2,042
Write-off of Fully Depreciated Assets	2,572	-	-
Balance, End of Year	$(60,898)	$(60,574)	$(50,614)