Form 10-Q
period 2014-03-31
Rexford Industrial Realty, Inc.
filed 2014-05-14
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding at May 9, 2014 was 25,623,194.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Consolidated Balance Sheets of Rexford Industrial Realty, Inc. as of March 31, 2014 (unaudited) and December 31, 2013(unaudited)	3
		Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the Three Months Ended March 31, 2014 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the Three Months Ended March 31, 2013 (unaudited)	4
		Consolidated and Combined Statements of Comprehensive Income of Rexford Industrial Realty, Inc. for the Three Months Ended March 31, 2014 and 2013 (unaudited)	5
		Consolidated Statement of Changes in Equity of Rexford Industrial Realty, Inc. for the Three Months Ended March 31, 2014 (unaudited)	6
		Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the Three Months Ended March 31, 2014 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the Three Months Ended March 31, 2013 (unaudited)	7
		Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
	Item 4	Controls and Procedures	42
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	43
	Item 1A	Risk Factors	43
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
	Item 3	Defaults Upon Senior Securities	43
	Item 4	Mine Safety Disclosures	43
	Item 5	Other Information	43
	Item 6	Exhibits	44
	Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Land	$231,733,000	$216,879,000
Buildings and improvements	329,221,000	312,216,000
Tenant improvements	14,087,000	13,267,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	575,229,000	542,550,000
Accumulated depreciation	(62,656,000)	(58,978,000)
Investments in real estate, net	512,573,000	483,572,000
Cash and cash equivalents	6,344,000	8,997,000
Restricted cash	352,000	325,000
Notes receivable	13,135,000	13,139,000
Rents and other receivables, net	1,254,000	929,000
Deferred rent receivable, net	3,817,000	3,642,000
Deferred leasing costs, net	2,303,000	2,164,000
Deferred loan costs, net	1,476,000	1,597,000
Acquired lease intangible assets, net	13,174,000	13,622,000
Acquired indefinite-lived intangible	5,271,000	5,271,000
Other assets	4,588,000	2,322,000
Acquisition related deposits	1,550,000	1,510,000
Investment in unconsolidated real estate entities	5,778,000	5,687,000
Assets associated with real estate held for sale	-	11,898,000
Total Assets	$571,615,000	$554,675,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$212,918,000	$192,491,000
Accounts payable, accrued expenses and other liabilities	6,345,000	6,024,000
Dividends payable	3,066,000	5,368,000
Acquired lease intangible liabilities, net	1,553,000	1,160,000
Tenant security deposits	6,960,000	6,155,000
Prepaid rents	778,000	1,448,000
Liabilities associated with real estate held for sale	-	260,000
Total Liabilities	231,620,000	212,906,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity and Predecessor equity
Common Stock, $0.01 par value 490,000,000 authorized and 25,551,204 and 25,559,886 outstanding at March 31, 2014 and December 31, 2013, respectively	255,000	255,000
Additional paid in capital	312,131,000	311,936,000
Accumulated other comprehensive income	269,000	-
Accumulated deficit	(7,782,000)	(5,993,000)
Total stockholders' equity	304,873,000	306,198,000
Noncontrolling interests	35,122,000	35,571,000
Total Equity	339,995,000	341,769,000
Total Liabilities and Equity	$571,615,000	$554,675,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
RENTAL REVENUES
Rental revenues	$11,628,000	$7,760,000
Tenant reimbursements	1,511,000	847,000
Management, leasing and development services	234,000	261,000
Other income	42,000	118,000
TOTAL RENTAL REVENUES	13,415,000	8,986,000
Interest income	276,000	311,000
TOTAL REVENUES	13,691,000	9,297,000
OPERATING EXPENSES
Property expenses	4,134,000	2,400,000
General and administrative	2,605,000	1,139,000
Depreciation and amortization	6,130,000	2,620,000
TOTAL OPERATING EXPENSES	12,869,000	6,159,000
OTHER (INCOME) EXPENSE
Acquisition expenses	333,000	93,000
Interest expense	1,251,000	3,776,000
Gain on mark-to-market of interest rate swaps	-	(49,000)
TOTAL OTHER EXPENSE	1,584,000	3,820,000
TOTAL EXPENSES	14,453,000	9,979,000
Equity in income (loss) from unconsolidated real estate entities	45,000	(212,000)
Gain from early repayment of note receivable	-	1,365,000
Loss on extinguishment of debt	-	(37,000)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(717,000)	434,000
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	21,000	(581,000)
Loss on extinguishment of debt	-	(209,000)
Gain on sale of real estate	2,125,000	2,409,000
INCOME FROM DISCONTINUED OPERATIONS	2,146,000	1,619,000
NET INCOME	1,429,000	2,053,000
Net income attributable to noncontrolling interests	(152,000)	(1,726,000)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC. STOCKHOLDERS	$1,277,000	$327,000
Loss from continuing operations available to common stockholders per share - basic and diluted	$(0.03)
Net income available to common stockholders per share - basic and diluted	$0.05
Weighted average shares of common stock outstanding - basic and diluted	25,419,418
Dividends declared per common share	$0.12

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,429,000	$2,053,000
Other comprehensive income: cash flow hedge adjustment	300,000	-
Comprehensive income	1,729,000	2,053,000
Less: comprehensive income attributable to noncontrolling interests	(183,000)	(1,726,000)
Comprehensive income attributable to common stockholders	$1,546,000	$327,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Rexford Industrial Realty, Inc.
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	25,559,886	$255,000	$311,936,000	$(5,993,000)	$-	$306,198,000	$35,571,000	$341,769,000
Issuance of restricted stock	963		-	-	-	-	-	-
Forfeiture of restricted stock	(9,645)	-	(29,000)	-	-	(29,000)	-	(29,000)
Offering costs	-	-	(6,000)	-	-	(6,000)	-	(6,000)
Amortization of stock based compensation	-	-	230,000	-	-	230,000	-	230,000
Dividends	-	-	-	(3,066,000)	-	(3,066,000)		(3,066,000)
Distributions	-	-	-	-	-	-	(632,000)	(632,000)
Net income	-	-	-	1,277,000	-	1,277,000	152,000	1,429,000
Other comprehensive income	-	-	-	-	269,000	269,000	31,000	300,000
Balance at March 31, 2014	25,551,204	$255,000	$312,131,000	$(7,782,000)	$269,000	$304,873,000	$35,122,000	$339,995,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,429,000	$2,053,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated real estate entities	(45,000)	212,000
Depreciation and amortization	6,130,000	2,620,000
Depreciation and amortization included in discontinued operations	7,000	666,000
Amortization of above (below) market lease intangibles, net	81,000	56,000
Accretion of discount on notes receivable	(64,000)	(62,000)
Loss on extinguishment of debt	-	245,000
Gain on sale of real estate	(2,125,000)	(2,409,000)
Amortization of loan costs	129,000	263,000
Gain on mark-to-market interest rate swaps	-	(49,000)
Accretion of premium on notes payable	(11,000)	-
Deferred interest expense	-	271,000
Equity based compensation expense	172,000	66,000
Gain from early repayment of notes receivable	-	(1,365,000)
Change in working capital components:
Rents and other receivables	(325,000)	77,000
Deferred rent receivable	(184,000)	(197,000)
Change in restricted cash	-	(173,000)
Leasing commissions	(336,000)	(135,000)
Other assets	(1,985,000)	(1,459,000)
Accounts payable, accrued expenses and other liabilities	835,000	198,000
Tenant security deposits	462,000	441,000
Prepaid rent	(1,014,000)	53,000
Net cash provided by operating activities	3,156,000	1,372,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(32,339,000)	-
Capital expenditures	(1,594,000)	(495,000)
Acquisition related deposits	(40,000)	(2,223,000)
Contributions to unconsolidated real estate entities	(105,000)	-
Distributions from unconsolidated real estate entities	14,000	124,000
Change in restricted cash	(27,000)	(52,000)
Principal repayments of notes receivable	68,000	5,435,000
Disposition of investment in real estate	13,790,000	3,851,000
Net cash (used in) provided by investing activities	(20,233,000)	6,640,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	24,500,000	6,730,000
Repayment of notes payable	(4,062,000)	(5,577,000)
Deferred loan costs	(8,000)	(40,000)
Offering costs	(6,000)	-
Prepaid offering costs	-	(518,000)
Capital contributions from Predecessor members	-	1,332,000
Distributions to Predecessor members	-	(4,792,000)
Reimbursements due to Predecessor members	-	(1,221,000)
Dividends paid to common stockholders	(5,368,000)	-
Distributions paid to common unitholders	(632,000)	-
Change in restricted cash	-	21,000
Net cash provided by (used in) financing activities	14,424,000	(4,065,000)

Net (decrease) increase in cash and cash equivalents	(2,653,000)	3,947,000
Cash and cash equivalents, beginning of period	8,997,000	43,499,000
Cash and cash equivalents, end of period	$6,344,000	$47,446,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of March 31, 2014, our consolidated portfolio consisted of 68 properties with approximately 6.5 million rentable square feet.  We also own a 15% interest in a joint venture that owns three properties with approximately 1.2 million square feet, which we also manage.   In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

We did not have any meaningful operating activity until the consummation of our initial public offering (“IPO”) and the related acquisition of certain assets of our predecessor as part of our formation transactions on July 24, 2013. The historical financial results in these financial statements for the three months ended March 31, 2013 relate to our accounting predecessor. Our Predecessor  is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V, LLC (“Sponsor”), Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries, which consist of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”). The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership) subsequent to our IPO on July 24, 2013 and our predecessor prior to that date (“Predecessor” or “Rexford Industrial Realty, Inc. Predecessor”).

Basis of Presentation

As of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for the three months ended March 31, 2013, are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in non-controlling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The interim financial statements should be read in conjunction with the combined and consolidated financial statements in our 2013 Annual Report on Form 10-K and the notes thereto. Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated and combined statements of operations for all periods presented. A gain on sale, if any, is recognized in the period during which the property is disposed.  In addition, all amounts for all prior periods presented are reclassified from continuing operations to discontinued operations

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, impairment and/or gain on sale as part of continuing operations.

Held for Sale Assets

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of ASC Topic 360: Property, Plant, and Equipment, are met. At that time, the assets and liabilities of the property held for sale are presented separately in the consolidated and combined balance sheets and we cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.  In addition, the assets and liabilities of the property are reclassified and presented separately for all comparative periods.

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

The values allocated to buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated remaining life of 10-30 years for buildings, 20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

As discussed above, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our consolidated financial statements over the shorter of the expected life of such assets and liabilities or the remaining lease term.

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

At March 31, 2014 and December 31, 2013, our investment in real estate has been recorded net of a cumulative impairment of $18.6 million.

Acquired Indefinite-Lived Intangibles

Acquired indefinite-lived intangibles represent the fair value of the management contracts in-place at the time of the contribution of Sponsor, RIF V REIT and their consolidated subsidiaries to the Operating Partnership as part of our formation transactions.  The asset has an indefinite life, and, accordingly, is not amortized.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year ending December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2014.

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

RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT has met all of the REIT distribution and technical requirements for the three months ended March 31, 2013, and accordingly, we have not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2014 and December 31, 2013, we have not established a liability for uncertain tax positions.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Derivative Instruments and Hedging Activities

FASB ASC Topic 815: Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.  See Note 8.

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

The recognition of gains on sales of real estate requires us to measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances. See Note 13 for discussion of dispositions.

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We had a $0.8 million and $0.5 million reserve for allowance for doubtful accounts as of March 31, 2014 and December 31, 2013, respectively.

Equity Based Compensation

We account for equity-based compensation, including shares of restricted stock, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires us to recognize an expense for the fair value of equity-based compensation awards. The estimated fair value of shares of restricted stock are amortized over their respective vesting periods. See Note 14.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common shares outstanding for the period, as adjusted for the effect of participating securities. Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of unvested restricted common stock using the treasury stock method. See Note 15.

Segment Reporting

Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs.

On April 14, 2014, the FASB issued ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines “discontinued operations” similarly to how it is defined under IFRS 5, "Non-current Assets Held for Sale and Discontinued Operations." ASU 2014-08 is effective for us in the first quarter of 2015 and early adoption is permitted for any annual or interim period for which an entity’s financial statements have not yet been made available for issuance.  We are currently evaluating ASU 2014-08 to determine its impact on our consolidated financial statements.

3.	Investments in Real Estate

Acquisitions

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

On February 12, 2014, we acquired the property located at 845, 855, and 865 Milliken Avenue and 4317 and 4319 Santa Ana Street in Ontario, CA with a contract price of $8.55 million as part of a 1031 exchange using proceeds from the disposition of our property located at 1335 Park Center Drive.  The property consists of a five-building multi-tenant industrial business park totaling 113,612 square feet situated on 5.74 acres of land.

On February 25, 2014, we acquired the property located at 1500-1510 W. 228th Street in Los Angeles, CA for a contract price of $6.6 million.  A portion of the acquisition was funded with the remaining proceeds from the disposition of 1335 Park Center Drive, and the remainder of the funding was provided from availability under our revolving credit facility.  The property consists of a six-building multi-tenant industrial complex totaling 88,330 square feet situated on 3.9 acres of land.

On March 20, 2014, we acquired the property located at 24105 and 24201 Frampton Avenue in Los Angeles, California for a contract price of $3.93 million using funds from our revolving credit facility.  The property consists of one single-tenant building totaling 47,903 square feet situated on 2.07 acres of land.

Our predecessor did not acquire any properties during the three months ended March 31, 2013.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2014 Acquisitions
7110 Rosecrans Avenue(3)	1/15/2014	$3,117,000	$1,894,000	$-	$-	$5,011,000	$-	$(321,000)	$4,690,000
14723-14825 Oxnard Street	1/22/2014	$4,373,000	$3,873,000	$650,000	$(21,000)	$8,875,000	$-	$(117,000)	$8,758,000
845, 855, & 865 Milliken Avenue and 4317 & 4319 Santa Ana Street	2/12/2014	$2,440,000	$5,588,000	$616,000	$(94,000)	$8,550,000	$2,000	$(116,000)	$8,436,000
1500-1510 West 228th Street	2/25/2014	$2,609,000	$3,879,000	$419,000	$(307,000)	$6,600,000	$-	$(33,000)	$6,567,000
24105 & 24201 Frampton Avenue	3/20/2014	$2,315,000	$1,553,000	$62,000	$-	$3,930,000	$22,000	$(64,000)	$3,888,000
Total		$14,854,000	$16,787,000	$1,747,000	$(422,000)	$32,966,000	$24,000	$(651,000)	$32,339,000

(1)	The weighted average amortization period of acquired in-place lease intangibles for our 2014 acquisitions was 1.9 years as of March 31, 2014.
(2)	The weighted average amortization period of net below market leases for our 2014 acquisitions was 2.6 years as of March 31, 2014.
(3)	As the purchase of 7110 Rosecrans Avenue was accounted for as an asset acquisition, the total purchase price allocation of includes $42,000 of capitalized acquisition costs.

The preliminary allocation of the purchase price is based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date).

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the combined results from operations of our 2014 acquisitions since the acquisition date, included in the consolidated income statement for the following period:

Three Months Ended March 31, 2014
Revenues	$371,000
Net loss	$(76,000)

The following table presents unaudited pro-forma financial information as if the closing of our 2014 acquisitions had occurred on January 1, 2013. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2013 and may not be indicative of future operating results.

	Three Months Ended March 31,
	2014	2013
Revenues	$13,992,000	$9,659,000
Net operating income	$9,251,000	$6,767,000
Net income	$1,707,000	$1,593,000

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	March 31, 2014	December 31, 2013
Acquired Lease Intangible Assets:
In-place lease intangibles	$17,886,000	$16,321,000
Accumulated amortization	(6,200,000)	(4,296,000)
In-place lease intangibles, net	11,686,000	12,025,000

Above-market tenant leases	1,937,000	1,881,000
Accumulated amortization	(449,000)	(284,000)
Above-market tenant leases, net	1,488,000	1,597,000
Acquired lease intangible assets, net	$13,174,000	$13,622,000

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(1,547,000)	(1,081,000)
Accumulated accretion	263,000	198,000
Below-market tenant leases, net	(1,284,000)	(883,000)

Above-market ground lease	(290,000)	(290,000)
Accumulated accretion	21,000	13,000
Above-market ground lease, net	(269,000)	(277,000)
Acquired lease intangible liabilities, net	$(1,553,000)	$(1,160,000)

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
In-place lease intangibles(1)	$2,086,000	$400,000
Above-market tenant leases(2)	$165,000	$51,000
Below-market tenant leases(2)	$(77,000)	$(8,000)
Above-market ground lease(3)	$(8,000)	$-

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated and combined statements of operations for the periods presented.
(2)	The amortization of above-market tenant leases is recorded as a decrease to rental revenues in the consolidated and combined statements of operations for the periods presented.
(3)	The accretion of below-market tenant leases is recorded as an increase to rental revenues in the consolidated and combined statements of operations for the periods presented.
(4)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated and combined statements of operations for the periods presented.

5.	Notes Receivable

On February 8, 2013 the mortgage note borrower for the 2824 E. Foothill Blvd. loan repaid, ahead of schedule, the outstanding principal in full. We received gross proceeds from this payoff of $5.4 million, including $6,310 in per diem interest, of which $2.5 million was used to repay the loan secured by this note. The remaining proceeds were paid as a distribution to investors in RIF V. Our predecessor recorded a $1.4 million gain on collection of notes receivable during the three months ended March 31, 2013.

The following table summarizes the balance of our notes receivable:

	March 31, 2014	December 31, 2013
Face Amount	$14,093,000	$14,161,000
Unrecognized Accretable Yield	(958,000)	(1,022,000)
Note Receivable(1)	$13,135,000	$13,139,000

(1)	This is a mortgage loan secured by 32401-32803 Calle Perfecto.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Notes Payable

The following table summarizes our notes payable:

	March 31, 2014		December 31, 2013		Contractual Maturity Date		Interest Rate
Fixed Rate Debt
RIF V - Jersey, LLC	$5,145,000	(1)	$5,189,000	(1)	1/1/2015		5.45%	(2)
The Park	3,148,000	(3)	3,177,000	(3)	3/1/2031		5.13%	(4)
Variable Rate Debt
RIF V - Glendale Commerce Center, LLC	42,750,000		42,750,000		5/1/2016	(5)	LIBOR + 2.00%
Term Loan (6)	60,000,000		60,000,000		8/1/2019		LIBOR + 1.90%
Unsecured Credit Facility
$200M Facility	101,875,000		81,375,000		7/24/2016	(5)	LIBOR + 1.50%	(7)
Total	$212,918,000		$192,491,000

(1)	Includes unamortized debt premium of $38,000 at March 31, 2014 and $50,000 at December 31, 2013.
(2)	Monthly payments of interest and principal based on 30-year amortization table.
(3)	Includes unamortized debt discount of $117,000 at March 31, 2014 and $118,000 at December 31, 2013.
(4)	Monthly payments of interest and principal based on 20-year amortization table.
(5)	Two additional one year extensions available at the borrower’s option.
(6)	Loan is secured by six properties and has one additional one year extension available.
(7)

The facility additionally bears interest at 0.30% or 0.20% of the daily unused commitment, if the balance is under $100 million or over $100 million, respectively.  The daily unused commitment is calculated as $200 million less the daily outstanding balance.

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of March 31, 2014 and does not consider extension options available to us as noted above:

April 1, 2014 - December 31, 2014	$186,000
2015	5,141,000
2016	144,760,000
2017	142,000
2018	150,000
Thereafter	62,618,000
Total (1)	$212,997,000

(1)	Includes gross principal balance of outstanding debt before impact of the $79,000 net debt discount.

Unsecured Revolving Credit Facility

As of March 31, 2014 we had $101.9 million outstanding under the facility, with additional availability of $85.2 million.  The amount available for us to borrow under the facility is subject to the lesser of the then applicable facility amount, a percentage of the net operating income of our properties that form the borrowing base of the facility, and a minimum implied debt service coverage ratio.

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

Future minimum base rent under operating leases as of March 31, 2014 is summarized as follows:

Twelve months ending March 31:
2014	$43,724,000
2015	33,280,000
2016	23,353,000
2017	15,243,000
2018	9,490,000
Thereafter	17,581,000
Total	$142,671,000

The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

8.	Interest Rate Contracts

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.

Derivative Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative that is designated and that qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially recorded in accumulated other comprehensive income (“AOCI”).  Amounts recorded in AOCI are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

On February 4, 2014, we executed two forward interest rate swaps to hedge the variable cash flows associated with our existing $60.0 million variable-rate term loan. Each of the two swaps has a notional value of $30.0 million, which will be in effect beginning in 2015. The first forward swap will effectively fix $30.0 million of debt at 3.726% annually from the period from January 15, 2015 to February 15, 2019. The second forward swap will effectively fix the other $30.0 million of debt at 3.91% annually from the period from July 15, 2015 to February 15, 2019.

Prior to our IPO, our predecessor was party to an interest rate swap that was not designated as a hedge, and as such, the changes in its fair value were recognized in earnings.  This interest rate swap reached its natural termination on March 15, 2013.  As of March 31, 2014 and December 31, 2013, we do not have any derivatives that are not designated as hedges.

The following table is a summary of our derivative instruments and their fair value, which is included in the line item “Other assets” on the accompanying consolidated balance sheets.

				Fair Value(1)		Notional Amount in Effect as of
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Designated as hedging instruments:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	146,000	-	-	-
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	154,000	-	-	-
				300,000	-	-	-
(1)

We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. All of our derivatives were in an asset position as end of the period noted above.

The following table presents the impact of our derivative instruments on our consolidated and combined statement of operations for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	300,000	-
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	-	-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	-	-

Interest Rate Swaps Not in Cash Flow Hedging Relationships:
Amount of realized and unrealized gain recognized in earnings under "Gain on mark-to-market of interest rate swaps"	-	49,000

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that an additional $98,000 will be reclassified as an increase to interest expense.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then we could also be declared in default on its derivative obligations.

 Certain of our agreements with our derivative counterparties contain provisions where if a merger or acquisition occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

As of March 31, 2014, we did not have any derivatives that were in a net liability position, and therefore the provisions described above do not apply.

9.	Fair Value Measurements

We have adopted FASB Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recurring Measurements – Interest Rate Swaps

Currently, we use interest rate swap agreements to manage our interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2014, which we measure on a recurring basis by level within the fair value hierarchy.  There were no assets or liabilities that we measure at fair value on a recurring basis as of December 31, 2013.

	Fair Value Measurement Using
Assets	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2014	$300,000	$-	$300,000	$-

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

The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2014 and December 31, 2013:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Notes Payable at:
March 31, 2014	$212,976,000	$-	$212,976,000	$-	$212,918,000
December 31, 2013	$192,492,000	$-	$192,492,000	$-	$192,491,000

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in management, leasing and development services in the consolidated and combined statements of operations.  We recorded $53,000 and $29,000 in management, leasing and development services revenue during the three months ended March 31, 2014 and 2013, respectively.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

On October 3, 2013, one husband and wife couple who were pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, the plaintiffs filed an amended complaint (as amended, the “RIF III and RIF IV Action”) adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”). Plaintiffs in the RIF III and RIF IV Action assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. The first amended complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III and RIF IV, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Plaintiffs also allege that the formal communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs. While we believe that the RIF III and RIF IV Action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the RIF III and RIF IV Action. At this early stage of the litigation, the ultimate outcome of the RIF III and RIF IV Action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

Environmental

We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our consolidated financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Rent Expense

As of March 31, 2014, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The future minimum commitment under our ground lease and corporate office lease as of March 31, 2014 is as follows:

	Office Lease	Ground Rent
April 1, 2014 - December 31, 2014	$151,000	$108,000
2015	266,000	144,000
2016	274,000	144,000
2017	282,000	144,000
2018	291,000	144,000
Thereafter	173,000	6,252,000
Total	$1,437,000	$6,936,000

Tenant Related

As of March 31, 2014, we had commitments of $1.0 million for tenant improvement and construction work under the terms of leases with certain of our tenants.

12.	Investment in Unconsolidated Real Estate

We currently manage and hold a 15% equity interest in a joint venture (“the JV”) that indirectly owns three properties located at 3001-3233 Mission Oaks Boulevard in Ventura County.  We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if applicable). The carrying value of our JV investment includes a gross $2.8 million basis adjustment resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.  The basis adjustment is being amortized over the estimated useful life of the underlying assets.

Our Predecessor owned a 70% interest in a property located at 10439-10477 Roselle Street.  This was a tenancy-in-common interest in which control was shared equally with the other 30% tenant-in-common partner.  As part of the formation transactions, on July 24, 2013, we acquired the 30% interest not previously owned by us in exchange for 2,828 units in our Operating Partnership. Before this transaction, this investment was accounted for under the equity method of accounting.

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share:

	Three Months Ended March 31,
	2014(1)	2013(2)
Revenues	$1,812,000	$2,146,000
Expenses	(1,605,000)	(2,220,000)
Net income (loss)	$207,000	$(74,000)

	March 31, 2014	December 31, 2013
Assets	$62,092,000	$61,422,000
Liabilities	(42,833,000)	(42,475,000)
Partners'/members' equity	$19,259,000	$18,947,000

(1)	Includes summarized financial information for our equity method investment property located at 3001-3233 Mission Oaks Boulevard.
(2)	Includes summarized financial information for properties located at 3001-3233 Mission Oaks Boulevard and 10439-10477 Roselle St.

Our unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $94,000 and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

We recognized management, leasing and development revenue of $139,000 and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, which has been recorded in management, leasing and development services.

13.	Discontinued Operations

Dispositions

The following table summarizes the properties sold during the three months ended March 31, 2014 and 2013:

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Debt Satisfied (1)	Gain (Loss) Recorded (2)
2014 Dispositions:
1335 Park Center Drive	Vista, CA	1/29/2014	124,997	$10,103,000	$-	$2,262,000
2900 N. Madera Road	Simi Valley, CA	3/13/2014	63,305	$4,350,000	$-	$(137,000)

2013 Dispositions:
4578 Worth Street	Los Angeles, CA	1/31/2013	79,370	$4,100,000	$2,500,000	$2,409,000

(1)	Amount represents the principal paid back to the lender to release the property from a larger pool of properties serving as collateral for the respective portfolio loan.
(2)	Gain on sale of real estate is recorded as part of discontinued operations during the period of disposition.

Properties Held for Sale

As of March 31, 2014, we did not have any properties classified as held for sale.  As of December 31, 2013, our properties located at 1335 Park Center Drive and 2900 N. Madera Road were classified as held for sale.

The major classes of assets and liabilities associated with real estate held for sale are summarized in the table below:

December 31, 2013
Investment in real estate, net	$10,963,000
Other	935,000
Assets associated with real estate held for sale	$11,898,000

Mortgage loan	$-
Accounts payable and other liabilities	260,000
Liabilities associated with real estate held for sale	$260,000

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Discontinued Operations

Income from discontinued operations includes the results of operations (prior to disposition) and the gain on sale of real estate attributable to the seven properties sold during the period from January 1, 2013 through March 31, 2014. Their consolidated results of operations for the three months ended March 31, 2014 and combined results of operations for the three months ended March 31, 2013, are summarized in the table below.

		The Predecessor
	Three Months Ended March 31,
	2014	2013
Revenues	$85,000	$411,000
Operating expenses	(57,000)	(169,000)
Interest expense	-	(157,000)
Depreciation and amortization expense	(7,000)	(666,000)
Loss on extinguishment of debt	-	(209,000)
Gain on sale of real estate	2,125,000	2,409,000
Income from discontinued operations	$2,146,000	$1,619,000

14.	Equity

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 3,009,259 Operating Partnership units and represented approximately 10.6% of our Operating Partnership as of March 31, 2014. Operating Partnership units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own units in our Operating Partnership have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

2013 Incentive Award Plan

In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which the compensation committee of the board of directors may make grants of stock options, restricted stock, long term incentive plan units (“LTIP units”) in our Operating Partnership and other stock based and cash awards to our non-employee directors, employees and consultants. The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 2,140,903 shares of common stock remain available for issuance as of March 31, 2014).

Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. During the three months ended March 31, 2014, we recognized net equity compensation expense of $172,000 related to the restricted common stock grants, ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. During the three months ended March 31, 2014, we capitalized $29,000 related to these employees.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a table summarizing our unvested restricted stock activity for the three months ended March 31, 2014:

Number of Unvested Shares of Restricted Common Stock
Balance at January 1, 2014	140,468
Granted	963
Forfeited	(9,645)
Vested	-
Balance at March 31, 2014	131,786

The following is a vesting schedule of the total unvested shares of restricted stock outstanding as of March 31, 2014:

Shares
April 1, 2014 - December 31, 2014	34,377
2015	33,414
2016	33,411
2017	30,584
131,786

ASC Topic 718: Compensation - Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have estimated a forfeiture rate of 7.3% for unvested restricted stock as of March 31, 2014.  As of March 31, 2014, there was $1.1 million of total unrecognized compensation expense related to the unvested shares of our restricted common stock assuming the forfeiture rate noted above, of which $0.1 million will be capitalized for employees who provide leasing and construction services. As of March 31, 2014, this expense is expected to be recognized over a weighted average remaining period of 24 months.

Changes in Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated Other Comprehensive Income for the three months ended March 31, 2014, which consists solely of adjustments related to our cash flow hedges:

Accumulated Other Comprehensive Income
Balance at January 1, 2014	$-
Other comprehensive income before reclassifications	300,000
Amounts reclassified from accumulated other comprehensive income to interest expense	-
Net current period other comprehensive income	300,000
Less other comprehensive income attributable to noncontrolling interests	(31,000)
Other comprehensive income attributable to common stockholders	269,000
Balance at March 31, 2014	$269,000

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended March 31, 2014
Numerator:
Net loss from continuing operations	$(717,000)
Net loss from continuing operations attributable to noncontrolling interests	75,000
Numerator for basic and diluted loss from continuing operations available to common stockholders	(642,000)
Net income from discontinued operations	2,146,000
Net income from discontinued operations attributable to noncontrolling interests	(227,000)
Numerator for basic and diluted net income available to common stockholders	$1,277,000
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	25,419,418
Earnings per share - Basic and Diluted:
Net loss from continuing operations available to common stockholders	$(0.03)
Net income from discontinued operations available to common stockholders	$0.08
Net income available to common stockholders	$0.05

Participating securities include 131,786 shares of unvested restricted stock outstanding at March 31, 2014, which participate in non-forfeitable dividends of the Company.  Under the two class method, participating securities are allocated income, in proportion to total weighted average shares outstanding, based upon the greater of net income or common dividends declared.  Since dividends were declared during the period, causing us to have an undistributed net loss for the three months ending March 31, 2014, and participating security holders are not obligated to share in losses, there was no allocation of net income or loss to participating securities above the amounts distributed to them for the three months ended March 31, 2014.

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock – diluted as its inclusion would have been antidilutive.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the three months ended March 31, 2014.

16.	Predecessor Equity

Controlling interests in our Predecessor include the interests owned by partners of RILLC, and Rexford Sponsor V LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our Predecessor’s financial statements during the three months ended March 31, 2013.

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

We expensed $66,000 during the three months ended March 31, 2013 related to these equity awards.

17.	Subsequent Events

On April 14, 2014, we granted 71,990 shares of restricted common stock to employees of the Company with a grant date fair value of approximately $1.0 million.  These shares will vest in four equal annual installments on each of the four anniversaries of the date of grant.

On April 17, 2014, we acquired the property located at 1700 Saturn Way located in Seal Beach, CA for a contract price of $21.1 million using funds from our revolving credit facility.  The property consists of one single-tenant industrial building totaling 170,865 square feet situated on 9.24 acres of land.

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

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of March 31, 2014, our consolidated portfolio consisted of 68 properties with approximately 6.5 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns three properties located in Ventura County with approximately 1.2 million square feet, which we manage. In addition we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

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

Occupancy Rates. As of March 31, 2014, our consolidated portfolio was approximately 90.2% occupied and 91.1% leased. The difference between our occupancy rate and leased rate is attributed to our uncommenced leases. Our occupancy rate is impacted by market conditions in the areas in which we operate. In particular, we have generally experienced more challenging market conditions and slower recovery in San Diego county, where our properties were 79.3% occupied as of March 31, 2014. By way of comparison, our Los Angeles county properties and Orange county properties were 91.6% and 95.0% occupied, respectively, as of March 31, 2014. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, three of our properties, representing 211,516 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 91.5% occupied as of March 31, 2014.  During the three months ended March 31, 2014, we entered into 10 leases (excluding renewals) that had not commenced as of March 31, 2014, representing 64,106 square feet, or an additional 1.0% of our total rentable square feet (net of renewals). We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. The following table sets forth our leasing activity for the three months ended March 31, 2014:

Gross Leasing Activity
New Leases		Renewals			Renewal Retention %		Expiring Leases
Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet
41	307,102	53	351,995	3.9%	55%	57%	96	618,303

During the three months ended March 31, 2014, we executed 41 new leases covering approximately 307,102 square feet and renewed 53 leases covering approximately 351,995 square feet, while 43 leases covering approximately 266,308 square feet vacated.  Of the 266,308 square feet that vacated, 53,547 square feet was a result of eight tenant defaults, while the remaining 212,761 square feet was a result of 35 natural terminations. Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego County, have been slower to recover.

Of the 53 leases that we renewed during the three months ended March 31, 2014, the cash renewal spreads increased by 3.9%.  Of the 41 new leases that were executed during the three months ended March 31, 2014, the cash renewal spreads increased by 3.2% when compared to the ending cash rental rates on the expiring leases for the same space. We believe that while the recovery in our markets has generally been uneven, we believe that our recent leasing statistics are indicative of a trend of improving leasing fundamentals. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired five properties during the three months ended March 31, 2014. At the time of acquisition of some of these properties, our underwriting and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of March 31, 2014, in addition to approximately 642,543 rentable square feet of currently available space in our properties, leases representing approximately 20.5% and 18.1% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2014 and December 31, 2015, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” during the three months ended March 31, 2014 we renewed approximately 55.2% of leases scheduled to expire which represented approximately 56.9% of the aggregate rentable square footage under all expiring leases.

The leases scheduled to expire during the years ending December 31, 2014 and December 31, 2015 represent approximately 23.8% and 20.3% respectively, of the total annualized rent for our portfolio. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2014 and 2015 are currently at or slightly below current market asking rents. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2014 and 2015 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As of March 31, 2014, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

Conditions in Our Markets

The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in this market may affect our overall performance.

Property Expenses

Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our rental expenses are controlled, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. However, the terms of our leases vary and in some instances we may absorb rental expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through rental expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from approximately 40 employees presently to between 50 and 60 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

In determining the fair value of intangible lease assets or liabilities, we consider Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair values of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the three months ended March 31, 2014 and the year ended December 31, 2013.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of January 1, 2013 and still owned as of March 31, 2014, and excludes our joint venture or tenants-in-common properties, any properties that were acquired or sold during the three months ended March 31, 2014 and the year ended December 31, 2013, and corporate general and administrative expenses.

Our results of operations for the three months ended March 31, 2014 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the three months ended March 31, 2013 contain the combined results of Rexford Industrial Realty, Inc. Predecessor.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/	%	Three Months Ended March 31,		Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$8,032,000	$7,739,000	$293,000	3.8%	$11,628,000	$7,760,000	$3,868,000	49.8%
Tenant reimbursements	935,000	847,000	88,000	10.4%	1,511,000	847,000	664,000	78.4%
Management, leasing and development services	-	-	-	0.0%	234,000	261,000	(27,000)	-10.3%
Other income	35,000	119,000	(84,000)	-70.6%	42,000	118,000	(76,000)	-64.4%
TOTAL RENTAL REVENUES	9,002,000	8,705,000	297,000	3.4%	13,415,000	8,986,000	4,429,000	49.3%
Interest income	276,000	248,000	28,000	11.3%	276,000	311,000	(35,000)	-11.3%
TOTAL REVENUES	9,278,000	8,953,000	325,000	3.6%	13,691,000	9,297,000	4,394,000	47.3%
EXPENSES
Property expenses	2,785,000	2,422,000	363,000	15.0%	4,134,000	2,400,000	1,734,000	72.3%
General and administrative	-	-	-	0.0%	2,605,000	1,139,000	1,466,000	128.7%
Depreciation and amortization	3,682,000	2,759,000	923,000	33.5%	6,130,000	2,620,000	3,510,000	134.0%
TOTAL OPERATING EXPENSES	6,467,000	5,181,000	1,286,000	24.8%	12,869,000	6,159,000	6,710,000	108.9%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	0.0%	333,000	93,000	240,000	258.1%
Interest expense	58,000	3,774,000	(3,716,000)	-98.5%	1,251,000	3,776,000	(2,525,000)	-66.9%
Gain on mark-to-market interest rate swaps	-	-	-	0.0%	-	(49,000)	49,000	-100.0%
TOTAL OTHER EXPENSE	58,000	3,774,000	(3,716,000)	-98.5%	1,584,000	3,820,000	(2,236,000)	-58.5%
TOTAL EXPENSES	6,525,000	8,955,000	(2,430,000)	-27.1%	14,453,000	9,979,000	4,474,000	44.8%
Equity in income (loss) of unconsolidated real estate entities	-	-	-		45,000	(212,000)	257,000
Gain from early repayment of note receivable	-	-	-		-	1,365,000	(1,365,000)
Loss on extinguishment of debt	-	-	-		-	(37,000)	37,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,753,000	(2,000)	2,755,000		(717,000)	434,000	(1,151,000)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gains on sale of real estate					21,000	(581,000)	602,000
Loss on extinguishment of debt					-	(209,000)	209,000
Gain on sale of real estate					2,125,000	2,409,000	(284,000)
INCOME FROM DISCONTINUED OPERATIONS					2,146,000	1,619,000	527,000
NET INCOME (LOSS)					$1,429,000	$2,053,000	$(624,000)

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.3 million, or 3.8%, and $3.9 million, or 49.8%, respectively, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 16 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.1 million, or 10.4%, and $0.7 million or 78.4%, respectively, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio tenant reimbursement revenue was also positively impacted by the revenues from the 16 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Other Income

Total Portfolio other income decreased by $0.1 million, or 64.4%, during the three months ended March 31, 2014 compared to the three month ended March 31, 2013.  This was primarily due to receipt of construction easement income at one of our properties during the three months ended March 31, 2013.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues increased to 30.9% and 30.8% respectively during the three months ended March 31, 2014 from 27.8% and 26.7%, respectively, during the three months ended March 31, 2013, primarily due to an increase in allocated overhead expenses in the current period and an increase in property tax expense due to refunds received in 2013 related to previous years. Total Portfolio property expenses increased by $1.7 million primarily as a result of incremental expenses from the 16 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

General and Administrative

Total Portfolio general and administrative expenses increased $1.5 million, or 128.7%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The increase is primarily due to an increase of bonus accruals of $0.4 million, an increase of legal expense of $0.2 million, increase in payroll and employment fees of $0.2 million due to additional headcount, combined with higher corporate public company expenses and higher audit and tax service fees.

Depreciation and Amortization

Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased $0.9 million, or 33.5%, and $3.5 million, or 134.0%, respectively during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  This was primarily due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Our Total Portfolio depreciation and amortization expense also increased due to incremental expenses from the 16 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.  These increases were partially offset by a decrease in amortization expense due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated during 2013.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.2 million, or 258.1%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the higher volume of acquisitions during the three months ended March 31, 2014.

Interest Expense

Total Properties Portfolio interest expense decreased $2.5 million, or 66.9%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to the pay down of mortgage debt at the consummation of the IPO.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $49,000 or 100.0%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the expiration of our interest rate swaps during the three months ended March 31, 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities of $0.2 million for the three months ended March 31, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in income of unconsolidated real estate entities of $45,000 for three months ended March 31, 2014 only includes our equity interests in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013. The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during three months ended March 31, 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the three months ended March 31, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California.

Discontinued Operations

Our income from discontinued operations of $2.1 million for the three months ended March 31, 2014 is comprised primarily of the gain related to the sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 Madera Road.  Our income from discontinued operations of $1.6 million for the three months ended March 31, 2013 is comprised primarily of the gain related to the sale of our property located at 4578 Worth Street, partially offset by the loss from operations of the six properties that were sold during subsequent to January 1, 2013, excluding the property located at 2900 Madera Road, and the loss on extinguishment of debt related to the repayment of debt collateralized by 4578 Worth Street.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent:

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended March 31,
	2014	2013
Funds From Operations (FFO)
Net income	$1,429,000	$2,053,000
Add:
Depreciation and amortization, including amounts in discontinued operations	6,137,000	3,286,000
Depreciation and amortization from unconsolidated joint ventures and tenants in common(1)	85,000	470,000
Loss from early extinguishment of debt	-	246,000
Deduct:
Gains on sale of real estate	(2,125,000)	(2,409,000)
Funds from operations	$5,526,000	$3,646,000
(1)	Amount represents our 15% ownership of Mission Oaks unconsolidated joint venture, and 70% tenant-in-common interest in La Jolla Sorrento.

Liquidity and Capital Resources

We had total indebtedness of $213.0 million at March 31, 2014, reflecting a debt to total market capitalization of approximately 34.5%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our total consolidated indebtedness. We have a $200.0 million senior unsecured revolving credit facility.  The amount available for us to borrow under the facility is subject to the lesser of the then applicable facility amount, a percentage of the net operating income of our properties that form the borrowing base of the facility, and a minimum implied debt service coverage ratio.  Of the $200.0 million aggregate commitment, we had $187.1 million available as of March 31, 2014, based on the current properties that form our borrowing base.  As of March 31, 2014, we had $101.9 million outstanding on our facility, leaving $85.2 million available when compared to the borrowing base amount, or $98.1 million available when compared to the $200 million aggregate commitment.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, and capital expenditures for tenant improvements and leasing commissions.  We will also require funds for future dividends expected to be paid to our common stockholders and distributions to holders of common units. We expect to meet our short-term liquidity requirements through cash flow from operations and by drawing on our revolving credit facility.

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

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of March 31, 2014 (in thousands):

	Payments by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments (1)	$212,997	$186	$5,141	$144,760	$142	$150	$62,618
Interest payments - fixed rate debt	1,868	335	184	153	146	138	912
Interest payments - variable rate debt (2)	14,041	4,108	4,108	2,643	1,232	1,232	718
Office lease payments	1,437	151	266	274	282	291	173
Ground lease payments	6,936	108	144	144	144	144	6,252
Tenant-related commitments	1,024	1,024	-	-	-	-	-
Total	$238,303	$5,912	$9,843	$147,974	$1,946	$1,955	$70,673
(1)	Does not include indebtedness outstanding on the three properties owned indirectly by the JV in which we own a 15% interest.
(2)	Based on the 30-day LIBOR rate in effect on March 31, 2014 for each of our variable rate loans based on the rate definition per the loans documents.

Consolidated Indebtedness

At March 31, 2014, we had total indebtedness of approximately $213.0 million, including approximately $101.9 million outstanding under our revolving credit facility.  Additionally, there was approximately $6.2 million of secured indebtedness allocable to our 15% joint venture interest in the three properties owned indirectly by the JV which is not reflected on our balance sheet. The weighted average interest rate on our total consolidated indebtedness is 2.1% (based on the LIBOR rates in effect on March 31, 2014 based on the rate definition per the loan documents and a margin of 150 basis points on our revolving credit facility).  As of March 31, 2014, approximately $204.6 million (representing the outstanding principal amount under our term loan, revolving credit facility and our loan secured by the Glendale Commerce Center), or approximately 96.1%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

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

The following table sets forth our consolidated indebtedness as of March 31, 2014:

	Principal (dollars in thousands)		Interest Rate	Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
10700 Jersey Blvd	$5,107		5.45%	5.450%		1/1/2015
Gilbert/La Palma	3,265		5.125%	5.125%		3/1/2031
Subtotal	8,372	(1)
Variable Rate Debt
Term Loan	60,000		LIBOR + 1.90%	2.053%	(2)	8/1/2019	(3)
Revolving Credit Facility	101,875		LIBOR + 1.50%	1.920%	(4)	7/24/2016	(5)
Glendale Commerce Center	42,750		LIBOR + 2.00%	2.153%	(2)	5/1/2016	(5)
Subtotal	204,625
Total/Weighted Average	$212,997			2.138%

(1)	Does not include unamortized net debt discount of $79,000 at March 31, 2014.
(2)	Based on a 30-day LIBOR rate of 0.1525% as of March 31, 2014 as defined per the loans documents.
(3)	With one 1-year option to extend, provided that certain conditions are satisfied.
(4)	Includes the effect of the unused commitment fee which is calculated as 0.30% or 0.20% of the daily unused commitment if the balance is under $100 million or over $100 million, respectively

(5)	With two 1-year option to extend, provided that certain conditions are satisfied.

The following table sets forth our allocated share of secured indebtedness outstanding on three properties owned directly by the JV, in which we own a 15% interest, as of March 31, 2014:

	Principal (1) (dollars in thousands)	Interest Rate	Effective Interest Rate (2)	Contractual Maturity Date (3)
3001 Mission Oaks Blvd	$2,011	LIBOR + 2.50%	2.688%	6/28/2015
3175 Mission Oaks Blvd	3,094	LIBOR + 2.50%	2.688%	6/28/2015
3233 Mission Oaks Blvd	1,120	LIBOR + 2.50%	2.688%	6/28/2015
Total/Weighted Average	$6,225

(1)	Represents 15% of the principal amount of the JV debt based on our 15% interest in the JV.
(2)	Based on a 30-day LIBOR rate of 0.1875% as of March 31, 2014 as defined per the loans documents.
(3)	With two 1-year options to extend, provided that certain conditions are satisfied.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entities which have been disclosed in the notes to our consolidated and combined financial statements.

Cash Flows

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table summarizes the cash flows of Rexford Industrial Realty, Inc. and the Predecessor for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cash provided by operating activities	$3,156	$1,372
Cash (used in) provided by investing activities	$(20,233)	$6,640
Cash provided by (used in) financing activities	$14,424	$(4,065)

Net cash provided by operating activities. Net cash provided by operating activities increased by $1.8 million to $3.2 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013. The increase was primarily attributable to lower cash interest paid due to the reduction of debt at the date of the IPO and incremental cash flows from property acquisitions completed after January 1, 2013.  These increases were partially offset by the loss of cash flows from property dispositions that occurred after January 1, 2013 and fluctuations in working capital, primarily related prepaid rent and property tax payments.

Net cash (used in) provided by investing activities. Net cash used in investing activities increased by $26.9 million to $20.2 million for three months ended March 31, 2014 compared to net cash provided by investing activities of $6.6 million for the three months ended March 31, 2013. The increase in cash used in investing activities is primarily attributable to $32.3 million paid toward the acquisition of five properties during the three months ended March 31, 2014 and the $5.4 million from the Foothill note receivable repayment during the three months ended March 31, 2013, partially offset by an increase in proceeds of $9.9 million received from property dispositions for comparable periods.

Net cash provided by (used in) financing activities. Net cash provided by financing activities of $14.4 million for three months ended March 31, 2014 primarily reflects net borrowings of $20.5 million on our unsecured line of credit to fund acquisitions, partially offset by the payment of $6.0 million in dividends and distributions to shareholders and unitholders.  Net cash used in financing activities of $4.1 million for the three months ended March 31, 2013 primarily reflects the payment of $6.0 million in distributions and reimbursements to members of our predecessor business, the repayment of $5.6 million of debt, and payment of $0.5 million of prepaid offering costs, partially offset by new borrowings of $6.7 million and $1.3 million of cash contributions made by members of our predecessor business.

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

On February 4, 2014, we executed two forward interest rate swaps, each with a notional value of $30.0 million, to effectively fix the interest rate on our $60.0 million term loan in the future.  The first forward swap has an effective date of January 15, 2015, and will effectively fix $30.0 million of debt at 3.726% annually from the effective date through the maturity date, February 15, 2019.  The second forward swap has an effective date of July 15, 2015, and will effectively fix the other $30.0 million of debt at 3.91% annually from the effective date through the maturity date, February 15, 2019.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our variable rate consolidated indebtedness is LIBOR-based. Based on our consolidated indebtedness balance as of March 31, 2014, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.0 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.3 million annually.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, one husband and wife couple who were pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, the plaintiffs filed an amended complaint (as amended, the “RIF III and RIF IV Action”) adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”). Plaintiffs in the RIF III and RIF IV Action assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. The first amended complaint seeks class certification, requests to inspect the books and records of currently non-existent RIF III and RIF IV, and further seeks declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Plaintiffs also allege that the formal communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs. While we believe that the RIF III and RIF IV Action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the RIF III and RIF IV Action. At this early stage of the litigation, the ultimate outcome of the RIF III and RIF IV Action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6. Exhibits

Exhibit
3.1

Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1* +

The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated and Combined Statements of Operations (unaudited), (iii) Consolidated and Combined Statements of Comprehensive Income, (iv) Consolidated and Combined Statements of Changes in Equity (unaudited), (v) Consolidated and Combined Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated and Combined Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.
May 14, 2014	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)
May 14, 2014	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)
May 14, 2014	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)