Form 10-Q
period 2014-06-30
Rexford Industrial Realty, Inc.
filed 2014-08-11
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding at August 5, 2014 was 25,649,026.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Consolidated Balance Sheets of Rexford Industrial Realty, Inc. as of June 30, 2014 (unaudited) and December 31, 2013 (unaudited)	3
		Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the Three and Six Months Ended June 30, 2014 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the Three and Six Months Ended June 30, 2013 (unaudited)	4
		Consolidated and Combined Statements of Comprehensive Income of Rexford Industrial Realty, Inc. for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	5
		Consolidated Statement of Changes in Equity of Rexford Industrial Realty, Inc. for the Six Months Ended June 30, 2014 (unaudited)	6
		Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the Six Months Ended June 30, 2014 (unaudited) and Rexford Industrial Realty, Inc. Predecessor for the Six Months Ended June 30, 2013 (unaudited)	7
		Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	48
	Item 4	Controls and Procedures	49
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	50
	Item 1A	Risk Factors	50
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 3	Defaults Upon Senior Securities	50
	Item 4	Mine Safety Disclosures	50
	Item 5	Other Information	50
	Item 6	Exhibits	51
	Signatures		52

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Land	$298,705,000	$216,879,000
Buildings and improvements	403,639,000	312,216,000
Tenant improvements	17,834,000	13,267,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	720,366,000	542,550,000
Accumulated depreciation	(66,572,000)	(58,978,000)
Investments in real estate, net	653,794,000	483,572,000
Cash and cash equivalents	9,272,000	8,997,000
Restricted cash	379,000	325,000
Notes receivable	13,136,000	13,139,000
Rents and other receivables, net	1,467,000	929,000
Deferred rent receivable, net	4,213,000	3,642,000
Deferred leasing costs, net	2,650,000	2,164,000
Deferred loan costs, net	3,197,000	1,597,000
Acquired lease intangible assets, net	22,652,000	13,622,000
Acquired indefinite-lived intangible	5,271,000	5,271,000
Other assets	2,583,000	2,322,000
Acquisition related deposits	1,450,000	1,510,000
Investment in unconsolidated real estate entities	5,758,000	5,687,000
Assets associated with real estate held for sale	-	11,898,000
Total Assets	$725,822,000	$554,675,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$369,873,000	$192,491,000
Accounts payable, accrued expenses and other liabilities	6,281,000	6,024,000
Dividends payable	3,075,000	5,368,000
Acquired lease intangible liabilities, net	1,977,000	1,160,000
Tenant security deposits	7,451,000	6,155,000
Prepaid rents	964,000	1,448,000
Liabilities associated with real estate held for sale	-	260,000
Total Liabilities	389,621,000	212,906,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity
Common Stock, $0.01 par value 490,000,000 authorized and 25,623,645 and 25,559,886 outstanding at June 30, 2014 and December 31, 2013, respectively	255,000	255,000
Additional paid in capital	312,451,000	311,936,000
Accumulated other comprehensive income	(410,000)	-
Accumulated deficit	(10,784,000)	(5,993,000)
Total stockholders' equity	301,512,000	306,198,000
Noncontrolling interests	34,689,000	35,571,000
Total Equity	336,201,000	341,769,000
Total Liabilities and Equity	$725,822,000	$554,675,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
RENTAL REVENUES
Rental revenues	$12,773,000	$9,062,000	$24,401,000	$16,822,000
Tenant reimbursements	1,681,000	1,112,000	3,192,000	1,959,000
Management, leasing and development services	249,000	170,000	483,000	431,000
Other income	15,000	49,000	57,000	167,000
TOTAL RENTAL REVENUES	14,718,000	10,393,000	28,133,000	19,379,000
Interest income	278,000	324,000	554,000	635,000
TOTAL REVENUES	14,996,000	10,717,000	28,687,000	20,014,000
OPERATING EXPENSES
Property expenses	3,892,000	2,835,000	8,026,000	5,234,000
General and administrative	2,780,000	1,396,000	5,385,000	2,535,000
Depreciation and amortization	6,003,000	3,514,000	12,133,000	6,134,000
TOTAL OPERATING EXPENSES	12,675,000	7,745,000	25,544,000	13,903,000
OTHER (INCOME) EXPENSE
Acquisition expenses	652,000	624,000	985,000	717,000
Interest expense	1,537,000	4,386,000	2,788,000	8,161,000
Gain on mark-to-market of interest rate swaps	-	-	-	(49,000)
TOTAL OTHER EXPENSE	2,189,000	5,010,000	3,773,000	8,829,000
TOTAL EXPENSES	14,864,000	12,755,000	29,317,000	22,732,000
Equity in loss from unconsolidated real estate entities	(51,000)	(712,000)	(6,000)	(925,000)
Gain from early repayment of note receivable	-	-	-	1,365,000
Loss on extinguishment of debt	-	-	-	(37,000)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	81,000	(2,750,000)	(636,000)	(2,315,000)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	(257,000)	21,000	(838,000)
Loss on extinguishment of debt	-	(41,000)	-	(250,000)
Gain on sale of real estate	-	2,580,000	2,125,000	4,989,000
INCOME FROM DISCONTINUED OPERATIONS	-	2,282,000	2,146,000	3,901,000
NET INCOME (LOSS)	81,000	(468,000)	1,510,000	1,586,000
Net (income) loss attributable to noncontrolling interests	(8,000)	(1,818,000)	(160,000)	(3,544,000)
NET INCOME (LOSS) ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC. STOCKHOLDERS	$73,000	$(2,286,000)	$1,350,000	$(1,958,000)
Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$-		$(0.02)
Net income available to common stockholders per share - basic and diluted	$-		$0.05
Weighted average shares of common stock outstanding - basic and diluted	25,419,757		25,419,588
Dividends declared per common share	$0.12		$0.24

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$81,000	$(468,000)	$1,510,000	$1,586,000
Other comprehensive loss: cash flow hedge adjustment	(759,000)	-	(459,000)	-
Comprehensive (loss) income	(678,000)	(468,000)	1,051,000	1,586,000
Less: comprehensive loss (income) attributable to noncontrolling interests	72,000	(1,818,000)	(111,000)	(3,544,000)
Comprehensive (loss) income attributable to common stockholders	$(606,000)	$(2,286,000)	$940,000	$(1,958,000)

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Rexford Industrial Realty, Inc.
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	25,559,886	$255,000	$311,936,000	$(5,993,000)	$-	$306,198,000	$35,571,000	$341,769,000
Issuance of restricted stock	89,048	-	-	-	-	-	-	-
Forfeiture of restricted stock	(25,289)	-	-	-	-	-	-	-
Offering costs	-	-	(6,000)	-	-	(6,000)	-	(6,000)
Amortization of stock based compensation	-	-	521,000	-	-	521,000	-	521,000
Dividends	-	-	-	(6,141,000)	-	(6,141,000)	-	(6,141,000)
Distributions	-	-	-	-	-	-	(993,000)	(993,000)
Net income	-	-	-	1,350,000	-	1,350,000	160,000	1,510,000
Other comprehensive loss	-	-	-	-	(410,000)	(410,000)	(49,000)	(459,000)
Balance at June 30, 2014	25,623,645	$255,000	$312,451,000	$(10,784,000)	$(410,000)	$301,512,000	$34,689,000	$336,201,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,510,000	$1,586,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of unconsolidated real estate entities	6,000	925,000
Depreciation and amortization	12,133,000	6,134,000
Depreciation and amortization included in discontinued operations	7,000	762,000
Amortization of above (below) market lease intangibles, net	154,000	212,000
Accretion of discount on notes receivable	(129,000)	(94,000)
Loss on extinguishment of debt	-	287,000
Gain on sale of real estate	(2,125,000)	(4,989,000)
Amortization of loan costs	273,000	657,000
Gain on mark-to-market interest rate swaps	-	(49,000)
Accretion of premium on notes payable	(46,000)	-
Deferred interest expense	-	530,000
Equity based compensation expense	451,000	85,000
Gain from early repayment of notes receivable	-	(1,365,000)
Change in working capital components:	-
Rents and other receivables	(538,000)	(125,000)
Deferred rent receivable	(579,000)	(217,000)
Change in restricted cash	-	(116,000)
Leasing commissions	(879,000)	(606,000)
Other assets	(220,000)	(1,068,000)
Accounts payable, accrued expenses and other liabilities	(41,000)	(836,000)
Tenant security deposits	535,000	495,000
Prepaid rent	(1,137,000)	194,000
Net cash provided by operating activities	9,375,000	2,402,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(174,287,000)	(73,332,000)
Capital expenditures	(4,221,000)	(1,205,000)
Acquisition related deposits	60,000	50,000
Contributions to unconsolidated real estate entities	(105,000)	-
Distributions from unconsolidated real estate entities	28,000	237,000
Change in restricted cash	(54,000)	(71,000)
Principal repayments of notes receivable	132,000	5,494,000
Disposition of investment in real estate	13,790,000	21,537,000
Net cash used in investing activities	(164,657,000)	(47,290,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	171,000,000	55,459,000
Repayment of notes payable	(4,137,000)	(21,078,000)
Deferred loan costs	(1,873,000)	(800,000)
Offering costs	(6,000)	-
Prepaid offering costs	-	(1,524,000)
Capital contributions from Predecessor members	-	1,156,000
Distributions to Predecessor members	-	(5,695,000)
Reimbursements due to Predecessor members	-	(1,221,000)
Dividends paid to common stockholders	(8,434,000)	-
Distributions paid to common unitholders	(993,000)	-
Change in restricted cash	-	43,000
Net cash provided by financing activities	155,557,000	26,340,000

Increase (Decrease) in Cash and Equivalents	275,000	(18,548,000)
Cash and cash equivalents, beginning of period	8,997,000	43,499,000
Cash and cash equivalents, end of period	$9,272,000	$24,951,000

See Notes 3 and 6 for significant noncash investing and financing activities

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of June 30, 2014, our consolidated portfolio consisted of 82 properties with approximately 7.9 million rentable square feet.  We also own a 15% interest in a joint venture that owns three properties with approximately 1.2 million square feet, which we also manage.   In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

We did not have any meaningful operating activity until the consummation of our initial public offering (“IPO”) and the related acquisition of certain assets of our predecessor as part of our formation transactions on July 24, 2013.  The historical financial results in these financial statements for the three and six months ended June 30, 2013 relate to our accounting predecessor. Our Predecessor is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V, LLC (“Sponsor”), Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries, which consist of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”). The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership) subsequent to our IPO on July 24, 2013 and our predecessor prior to that date (“Predecessor” or “Rexford Industrial Realty, Inc. Predecessor”).

Basis of Presentation

As of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for the three and six months ended June 30, 2013, are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in non-controlling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The interim financial statements should be read in conjunction with the combined and consolidated financial statements in our 2013 Annual Report on Form 10-K and the notes thereto. Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated and combined statements of operations for all periods presented. A gain on sale, if any, is recognized in the period during which the property is disposed.  In addition, all amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.

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

At June 30, 2014 and December 31, 2013, our investment in real estate has been recorded net of a cumulative impairment of $18.6 million.

Acquired Indefinite-Lived Intangibles

Acquired indefinite-lived intangibles represent the fair value of the management contracts in-place at the time of the contribution of Sponsor, RIF V REIT and their consolidated subsidiaries to the Operating Partnership as part of our formation transactions.  The asset has an indefinite life, and, accordingly, is not amortized.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2014.

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

RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT met all of the REIT distribution and technical requirements for the three and six months ended June 30, 2013, and accordingly, has not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2014 and December 31, 2013, we have not established a liability for uncertain tax positions.

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We had a $0.9 million and $0.5 million reserve for allowance for doubtful accounts as of June 30, 2014 and December 31, 2013, respectively.

Equity Based Compensation

We account for equity-based compensation, including shares of restricted stock, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires us to recognize an expense for the fair value of equity-based compensation awards. The estimated fair value of shares of restricted stock are amortized over their respective vesting periods. See Note 14.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of unvested restricted common stock using the treasury stock method. See Note 15.

Segment Reporting

Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity's contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for us in the first quarter of 2017 and will replace most existing revenue recognition guidance within GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating ASU 2014-09 to determine its impact on our consolidated financial statements and related disclosures, as well as the transition method to apply the new standard.

On April 14, 2014, the FASB issued ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines “discontinued operations” similarly to how it is defined under IFRS 5, "Non-current Assets Held for Sale and Discontinued Operations." ASU 2014-08 is effective for us in the first quarter of 2015 and early adoption is permitted for any annual or interim period for which an entity’s financial statements have not yet been made available for issuance.  The adoption of ASU 2014-08 is prospective and will likely result in less property sales being classified as discontinued operations.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments in Real Estate

Acquisitions

On January 15, 2014, we acquired the property located at 7110 Rosecrans Avenue located in Paramount, CA for a contract price of $4.969 million using proceeds from our revolving credit facility.  The property consists of one industrial building totaling 72,000 square foot situated on 3.25 acres of land.

On January 22, 2014, we acquired the property located at 14723-14825 Oxnard Street in Van Nuys, CA for a contract price of $8.875 million using proceeds from our revolving credit facility.  The property consists of a six-building multi-tenant industrial business park totaling 78,000 square feet situated on 3.25 acres of land.

On February 12, 2014, we acquired the property located at 845, 855, and 865 Milliken Avenue and 4317 and 4319 Santa Ana Street in Ontario, CA for a contract price of $8.55 million as part of a 1031 exchange using proceeds from the disposition of our property located at 1335 Park Center Drive.  The property consists of a five-building multi-tenant industrial business park totaling 113,612 square feet situated on 5.74 acres of land.

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

On March 20, 2014, we acquired the property located at 24105 and 24201 Frampton Avenue in Los Angeles, California for a contract price of $3.93 million using proceeds from our revolving credit facility.  The property consists of one single-tenant building totaling 47,903 square feet situated on 2.07 acres of land.

On April 17, 2014, we acquired the property located at 1700 Saturn Way in Seal Beach, California for a contract price of $21.1 million using proceeds from our revolving credit facility.  The property consists of one single-tenant building totaling 170,865 square feet situated on 9.25 acres of land.

On May 30, 2014, we acquired the property located at 2980 and 2990 N. San Fernando Boulevard in Burbank, California for a contract price of $15.425 million.  We funded the acquisition in part by assuming a $10.3 million first mortgage loan secured by the property and used proceeds from our revolving credit facility to fund the remaining purchase price.  The property consists of one single-tenant building totaling 130,800 square feet situated on 5.86 acres of land.

On May 30, 2014, we acquired the property located at 20531 Crescent Bay Drive in Lake Forest, California for a contract price of $6.48 million using proceeds from our revolving credit facility.  The property consists of one single-tenant building totaling 46,178 square feet situated on 2.47 acres of land.

On June 5, 2014, we acquired the property located at 2610 and 2701 S. Birch Street in Santa Ana, California for a contract price of $11.0 million using funds from our revolving credit facility.  The property consists of two single-tenant buildings totaling 98,105 square feet situated on 7.9 acres of land.

On June 24, 2014, we acquired the property located at 4051 Santa Ana Street and 701 Dupont Avenue in Ontario, California for a contract price of $10.2 million using funds from our revolving credit facility.  The property consists of a two-building multi-tenant industrial business park totaling 111,890 square feet situated on 5.66 acres of land.

On June 27, 2014, we acquired an industrial portfolio consisting of nine properties located in the San Gabriel Valley, Orange County, and San Diego submarkets of California for a contract price of $88.5 million.  We partially funded the acquisition with a new $48.5 million term loan secured by certain properties in the portfolio.  The remaining purchase price was funded by using proceeds from our revolving credit facility.  The portfolio consists of four single-tenant properties and five multi-tenant properties totaling 817,166 square feet situated on an aggregate 43.6 acres of land.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

During the six months ended June 30, 2013, our predecessor acquired four properties consisting of 17 buildings and approximately 740,525 square feet.  The properties are located throughout Southern California.  The total contract price for those acquisitions was $73.8 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2014 Acquisitions
7110 Rosecrans Avenue(3)	1/15/2014	$3,117,000	$1,894,000	$-	$-	$5,011,000	$-	$(321,000)	$4,690,000
14723-14825 Oxnard Street	1/22/2014	$4,458,000	$3,948,000	$490,000	$(21,000)	$8,875,000	$-	$(117,000)	$8,758,000
845, 855, & 865 Milliken Avenue and 4317 & 4319 Santa Ana Street	2/12/2014	$2,260,000	$6,043,000	$431,000	$(184,000)	$8,550,000	$2,000	$(116,000)	$8,436,000
1500-1510 West 228th Street	2/25/2014	$2,428,000	$4,271,000	$205,000	$(304,000)	$6,600,000	$-	$(34,000)	$6,566,000
24105 & 24201 Frampton Avenue	3/20/2014	$2,315,000	$1,553,000	$62,000	$-	$3,930,000	$22,000	$(64,000)	$3,888,000
1700 Saturn Way	4/17/2014	$7,935,000	$10,525,000	$2,259,000	$381,000	$21,100,000	$76,000	$(73,000)	$21,103,000
20531 Crescent Bay Drive	5/30/2014	$2,181,000	$4,012,000	$389,000	$(102,000)	$6,480,000	$4,000	$(2,000)	$6,482,000
2980 & 2990 N. San Fernando Blvd.(4)	5/30/2014	$6,373,000	$7,356,000	$1,276,000	$728,000	$15,733,000	$-	$(10,572,000)	$5,161,000
2610 & 2701 S. Birch Street(5)	6/5/2014	$9,305,000	$2,114,000	$-	$-	$11,419,000	$5,000	$(299,000)	$11,125,000
4051 Santa Ana St. & 701 Dupont Ave.	6/24/2014	$3,725,000	$6,145,000	$524,000	$(194,000)	$10,200,000	$1,000	$(90,000)	$10,111,000
9755 Distribution Avenue	6/27/2014	$1,863,000	$3,211,000	$451,000	$(100,000)	$5,425,000	$2,000	$(97,000)	$5,330,000
9855 Distribution Avenue	6/27/2014	$2,733,000	$5,041,000	$621,000	$130,000	$8,525,000	$5,000	$(39,000)	$8,491,000
9340 Cabot Drive	6/27/2014	$4,311,000	$6,126,000	$538,000	$-	$10,975,000	$2,000	$(54,000)	$10,923,000
9404 Cabot Drive	6/27/2014	$2,413,000	$3,451,000	$346,000	$190,000	$6,400,000	$1,000	$(6,000)	$6,395,000
9455 Cabot Drive	6/27/2014	$4,423,000	$6,799,000	$851,000	$27,000	$12,100,000	$1,000	$(13,000)	$12,088,000
14955-14971 E. Salt Lake City	6/27/2014	$5,126,000	$5,009,000	$800,000	$(85,000)	$10,850,000	$3,000	$(119,000)	$10,734,000
5235 E. Hunter Avenue	6/27/2014	$5,240,000	$5,065,000	$866,000	$158,000	$11,329,000	$15,000	$(76,000)	$11,268,000
3880 W. Valley Blvd.	6/27/2014	$3,982,000	$4,796,000	$566,000	$287,000	$9,631,000	$1,000	$(119,000)	$9,513,000
1601 Alton Parkway	6/27/2014	$7,638,000	$4,946,000	$419,000	$273,000	$13,276,000	$1,000	$(52,000)	$13,225,000
Total		$81,826,000	$92,305,000	$11,094,000	$1,184,000	$186,409,000	$141,000	$(12,263,000)	$174,287,000

2013 Predecessor Acquisitions:
18118-18120 S. Broadway	4/4/2013	$3,013,000	$2,161,000	$274,000	$-	$5,448,000	$16,000	$(57,000)	$5,407,000
8900-8980 Benson Ave., 5637 Arrow Highway	4/9/2013	$1,817,000	$4,590,000	$552,000	$191,000	$7,150,000	$20,000	$(104,000)	$7,066,000
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	4/17/2013	$26,423,000	$25,795,000	$2,568,000	$1,414,000	$56,200,000	$168,000	$(500,000)	$55,868,000
1661 240th St.	5/31/2013	$3,464,000	$1,498,000	$38,000	$-	$5,000,000	$8,000	$(17,000)	$4,991,000
		$34,717,000	$34,044,000	$3,432,000	$1,605,000	$73,798,000	$212,000	$(678,000)	$73,332,000

(1)	The weighted average amortization period of acquired in-place lease intangibles for our 2014 acquisitions was 3.3 years as of June 30, 2014.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

(2)	The weighted average amortization period of net below market leases for our 2014 acquisitions was 3.4 years as of June 30, 2014.
(3)	As the purchase of 7110 Rosecrans Avenue was accounted for as an asset acquisition, the total purchase price allocation includes $42,000 of capitalized acquisition costs.
(4)

In connection with the acquisition of 2980 and 2990 N. San Fernando Blvd. acquisition, we assumed debt with an outstanding principal balance of $10.3 million and an initial fair value premium of $308,000.

(5)

As the purchase of 2610 and 2701 S. Birch Street was accounted for as an asset acquisition, the total purchase price allocation includes $121,000 of capitalized acquisition costs.  Additionally, as part of the purchase price allocation, $299,000 was allocated to deferred liabilities (included in Accounts payable, accrued expenses and other liabilities on the balance sheet), related to the six-months of free rent provided to the seller as part of the acquisition.

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

The following table summarizes the combined results from operations of our 2014 acquisitions since the acquisition date, included in the consolidated income statement for the following period:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$1,322,000	$1,693,000
Net Income	$286,000	$209,000

The following table presents unaudited pro-forma financial information as if the closing of our 2014 acquisitions had occurred on January 1, 2013. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, and increased interest expense for borrowings associated with our 2014 acquisitions.  These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2013 and may not be indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$17,169,000	$14,008,000	$33,938,000	$26,610,000
Net operating income	$12,276,000	$10,049,000	$23,706,000	$19,036,000
Net income	$368,000	$(943,000)	$990,000	$(359,000)

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

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	June 30, 2014	December 31, 2013
Acquired Lease Intangible Assets:
In-place lease intangibles	$27,226,000	$16,321,000
Accumulated amortization	(8,017,000)	(4,296,000)
In-place lease intangibles, net	19,209,000	12,025,000

Above-market tenant leases	4,087,000	1,881,000
Accumulated amortization	(644,000)	(284,000)
Above-market tenant leases, net	3,443,000	1,597,000
Acquired lease intangible assets, net	$22,652,000	$13,622,000

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(2,092,000)	(1,081,000)
Accumulated accretion	376,000	198,000
Below-market tenant leases, net	(1,716,000)	(883,000)

Above-market ground lease	(290,000)	(290,000)
Accumulated accretion	29,000	13,000
Above-market ground lease, net	(261,000)	(277,000)
Acquired lease intangible liabilities, net	$(1,977,000)	$(1,160,000)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2014 and 2013:

		The Predecessor		The Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
In-place lease intangibles(1)	$1,824,000	$664,000	$3,910,000	$1,065,000
Above-market tenant leases(2)	$194,000	$158,000	$360,000	$209,000
Below-market tenant leases(3)	$(113,000)	$(6,000)	$(190,000)	$(14,000)
Above-market ground lease(4)	$(8,000)	$-	$(16,000)	$-

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated and combined statements of operations for the periods presented.
(2)	The amortization of above-market tenant leases is recorded as a decrease to rental revenues in the consolidated and combined statements of operations for the periods presented.
(3)	The accretion of below-market tenant leases is recorded as an increase to rental revenues in the consolidated and combined statements of operations for the periods presented.
(4)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated and combined statements of operations for the periods presented.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Notes Receivable

On February 8, 2013, the mortgage note borrower for the 2824 E. Foothill Blvd. loan repaid, ahead of schedule, the outstanding principal in full. Our Predecessor received gross proceeds from this payoff of $5.4 million, including $6,310 in per diem interest, of which $2.5 million was used to repay the loan secured by this note. The remaining proceeds were paid as a distribution to investors in RIF V. Our Predecessor recorded a $1.4 million gain on collection of notes receivable during the six months ended June 30, 2013.

The following table summarizes the balance of our notes receivable:

	June 30, 2014	December 31, 2013
Face Amount	$14,030,000	$14,161,000
Unrecognized Accretable Yield	(894,000)	(1,022,000)
Note Receivable(1)	$13,136,000	$13,139,000

(1)	This is a mortgage loan secured by 32401-32803 Calle Perfecto.

6.	Notes Payable

The following table summarizes our notes payable:

	June 30, 2014		December 31, 2013		Contractual Maturity Date		Interest Rate
Fixed Rate Debt
RIF V - Jersey, LLC	$5,102,000	(1)	$5,189,000	(1)	1/1/2015		5.45%	(2)
The Park	3,119,000	(3)	3,177,000	(3)	3/1/2031		5.13%	(4)
2980 San Fernando	10,527,000	(5)	-		7/1/2015		5.088%	(2)
Variable Rate Debt
RIF V - Glendale Commerce Center, LLC	42,750,000		42,750,000		5/1/2016	(6)	LIBOR + 2.00%
Term Loan (7)	60,000,000		60,000,000		8/1/2019		LIBOR + 1.90%
Term Loan(8)	48,500,000		-		6/24/2017	(9)	LIBOR + 1.55%
$100M Term Loan Facility	100,000,000		-		6/11/2019		LIBOR + 1.50%
Unsecured Credit Facility
$200M Revolving Facility	99,875,000		81,375,000		6/11/2018	(10)	LIBOR + 1.55%	(11)

Total	$369,873,000	$192,491,000

(1)	Includes unamortized debt premium of $25,000 at June 30, 2014 and $50,000 at December 31, 2013.
(2)	Monthly payments of interest and principal based on 30-year amortization table.
(3)	Includes unamortized debt discount of $115,000 at June 30, 2014 and $118,000 at December 31, 2013.
(4)	Monthly payments of interest and principal based on 20-year amortization table.
(5)	Includes unamortized debt premium of $284,000 at June 30, 2014.
(6)	Two additional one year extensions available at the borrower’s option.
(7)	Loan is secured by six properties.
(8)	Loan is secured by eight properties.
(9)	One additional two-year extension available at the borrower’s option.
(10)	One additional one-year extension available at the borrower’s option.
(11)	The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the revolver, if the balance is under $100 million or over $100 million, respectively.

On May 30, 2014, in connection with the acquisition of the property located at 2980 San Fernando, we assumed a first mortgage loan that is secured by the property.  The assumed mortgage had a principal balance of $10.3 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial debt premium of $308,000.  The loan, which

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

was put in place in 2005 by the seller, bears interest at a fixed rate of 5.088% with amortization over 30 years, and has a maturity date of July 1, 2015.

On June 24, 2014, we entered into a $48.5 million term loan which bears interest at LIBOR plus 1.55% that matures on June 24, 2017, with one additional two-year extension at our option.  The loan proceeds were used to partially fund the acquisition of a portfolio of nine properties.  The loan is secured by the first priority deed of trust on eight of these nine properties.  Additionally, the loan includes a series of customary covenants that we must comply with, in addition to a performance covenant that is tested annually and requires the achievement of a minimum in-place debt yield of 9.25% by the properties securing the loan.

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of June 30, 2014 and does not consider extension options available to us as noted above:

July 1, 2014 - December 31, 2014	$215,000
2015	15,294,000
2016	42,885,000
2017	48,642,000
2018	100,025,000
Thereafter	162,618,000
Total (1)	$369,679,000
(1)	Includes gross principal balance of outstanding debt before impact of the $194,000 net debt discount.

Amended Facility

On June 11, 2014, we amended our existing revolving credit facility by entering into an Amended and Restated Credit Agreement (the “Amended Facility”). The Amended Facility, among other matters, adds a five-year $100.0 million term loan to the existing $200.0 million revolving credit facility.

The Amended Facility has an initial principal amount of $300.0 million comprised of a senior unsecured revolving credit facility (the “Revolver”) in an initial principal amount of $200.0 million, and a senior unsecured term loan facility (the “Term Loan Facility”) in the principal amount of $100.0 million.  The maturity date of the Revolver was extended to June 11, 2018 (previously July 24, 2016), with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility has a maturity date of June 11, 2019.  The aggregate principal amount of the Amended Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

Interest on the Amended Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating, the applicable LIBOR margin will range from 1.30% to 1.90% (previously 1.35% to 2.05%), for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the Amended Facility). The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.

The Amended Facility is guaranteed by the Company and by substantially all of the current and future subsidiaries of the Operating Partnership that own an unencumbered property. The Amended Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.

The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility, including:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;
•	Maintaining a ratio of total recourse debt to total asset value of not more than 15%;
•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;
•	Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.50 to 1.0;
•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•	Maintaining a ratio of unencumbered NOI to unsecured interest expense of at least 1.75 to 1.0.

The Revolver and the Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the Term Loan Facility and repaid or prepaid may not be reborrowed.

The Amended Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  We believe we are currently in compliance with all of the financial covenants required by our loan agreements.

As of June 30, 2014, we had $99.9 million outstanding under the Revolver, with additional availability of $100.1 million.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated and combined statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of June 30, 2014 is summarized as follows:

Twelve months ending June 30:
2015	$53,080,000
2016	41,982,000
2017	28,324,000
2018	18,659,000
2019	11,553,000
Thereafter	17,814,000
Total	$171,412,000

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

Prior to our IPO, our predecessor was party to an interest rate swap that was not designated as a hedge, and as such, the changes in its fair value were recognized in earnings.  This interest rate swap reached its natural termination on March 15, 2013.  As of June 30, 2014 and December 31, 2013, we do not have any derivatives that are not designated as hedges.

The following table is a summary of our derivative instruments and their fair value, which is included in the line item “Accounts payable, accrued expenses and other liabilities” on the accompanying consolidated balance sheets.

				Fair Value(1)		Notional Amount in Effect as of
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Designated as hedging instruments:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$(246,000)	$-	$-	$-
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	(213,000)	-	-	-
				(459,000)	-	-	-

(1)

We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.  All of our derivatives were in a liability position as end of the period noted above.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the impact of our derivative instruments on our consolidated and combined statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$(760,000)	$-	$(459,000)	$-
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	-	-	-	-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	-	-	-	-

Interest Rate Swaps Not in Cash Flow Hedging Relationships:
Amount of realized and unrealized gain recognized in earnings under "Gain on mark-to-market of interest rate swaps"	-	-	-	49,000

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that an additional $218,000 will be reclassified as an increase to interest expense.

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

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $489,000.  As of June 30, 2014, we have not posted any collateral related to these agreements.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2014, which we measure on a recurring basis by level within the fair value hierarchy.  There were no assets or liabilities that we measure at fair value on a recurring basis as of December 31, 2013.

	Fair Value Measurement Using
Assets	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2014	$(459,000)	$-	$(459,000)	$-

Financial Instruments Disclosed at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable, accrued expenses and other liabilities, and tenant security deposits approximate fair value because of their short-term nature. Additionally, we believe the carrying value of notes receivable approximates fair value.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2014 and December 31, 2013:

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Notes Payable at:
June 30, 2014	$369,931,000	$-	$369,931,000	$-	$369,873,000
December 31, 2013	$192,492,000	$-	$192,492,000	$-	$192,491,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in management, leasing and development services in the consolidated and combined statements of operations.  We recorded $63,000 and $50,000 in management, leasing and development services revenue during the three months ended June 30, 2014 and 2013, respectively, and $116,000 and $79,000 in management, leasing and development services revenue during the six months ended June 30, 2014 and 2013, respectively.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in RIF IV.  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors.  Plaintiffs assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.   While we believe that the action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial condition.

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

Rent Expense

As of June 30, 2014, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate office lease as of June 30, 2014 is as follows:

	Office Lease	Ground Rent
July 1, 2014 - December 31, 2014	$131,000	$72,000
2015	291,000	144,000
2016	300,000	144,000
2017	309,000	144,000
2018	318,000	144,000
Thereafter	189,000	6,252,000
Total	$1,538,000	$6,900,000

Tenant Related

As of June 30, 2014, we had commitments of $1.1 million for tenant improvement and construction work under the terms of leases with certain of our tenants.

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

Our Predecessor owned a 70% interest in a property located at 10439-10477 Roselle Street.  This was a tenancy-in-common interest in which control was shared equally with the other 30% tenant-in-common partner.  As part of the formation transactions, on July 24, 2013, we acquired the 30% interest not previously owned by us in exchange for 2,828 common units in our Operating Partnership.  Before this transaction, this investment was accounted for under the equity method of accounting.

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Revenues	$1,921,000	$2,099,000	$3,733,000	$4,245,000
Expenses	(1,758,000)	(3,147,000)	(3,363,000)	(5,368,000)
Net income (loss)	$163,000	$(1,048,000)	$370,000	$(1,123,000)

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets	$62,644,000	$61,422,000
Liabilities	(42,627,000)	(42,475,000)
Partners'/members' equity	$20,017,000	$18,947,000

(1)	Includes summarized financial information for our equity method investment property located at 3001-3233 Mission Oaks Boulevard.
(2)	Includes summarized financial information for properties located at 3001-3233 Mission Oaks Boulevard and 10439-10477 Roselle St.

Our unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $94,000 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $188,000 and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

We recognized management, leasing and development revenue of $130,000 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $269,000 and $0.2 million for the six months ended June 30, 2014 and 2013, respectively, which has been recorded in management, leasing and development services.

13.	Discontinued Operations

Dispositions

The following table summarizes the properties sold during the six months ended June 30, 2014 and 2013:

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

Properties Held for Sale

As of June 30, 2014, we did not have any properties classified as held for sale.  As of December 31, 2013, our properties located at 1335 Park Center Drive and 2900 N. Madera Road were classified as held for sale.

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

Discontinued Operations

Income from discontinued operations includes the results of operations (prior to disposition) and the gain on sale of real estate attributable to the seven properties sold during the period from January 1, 2013 through June 30, 2014. Their consolidated results of operations for the three and six months ended June 30, 2014 and combined results of operations for the three and six months ended June 30, 2013, are summarized in the table below.

		Rexford Industrial Realty Inc. Predecessor		Rexford Industrial Realty Inc. Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$-	$105,000	$85,000	$516,000
Operating expenses	-	(134,000)	(57,000)	(303,000)
Interest expense	-	(131,000)	-	(289,000)
Depreciation and amortization expense	-	(97,000)	(7,000)	(762,000)
Loss on extinguishment of debt	-	(41,000)	-	(250,000)
Gain on sale of real estate	-	2,580,000	2,125,000	4,989,000
Income from discontinued operations	$-	$2,282,000	$2,146,000	$3,901,000

14.	Equity

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 3,009,259 common units in our Operating Partnership and represented approximately 10.6% of our Operating Partnership as of June 30, 2014. Common units in our Operating Partnership and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units in our Operating Partnership have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

2013 Incentive Award Plan

In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, long term incentive plan units (“LTIP units”) in our Operating Partnership and other stock based and cash awards to our non-employee directors, employees and consultants. The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 2,068,462 shares of common stock remain available for issuance as of June 30, 2014).

Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions generally expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. During the three and six months ended June 30, 2014, we recognized net equity compensation expense of $279,000 and $451,000, respectively, related to the restricted common stock grants ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. During the three and six months ended June 30, 2014, we capitalized $41,000 and $70,000, respectively, related to these employees.

The following is a table summarizing our unvested restricted stock activity for the three months ended June 30, 2014:

Number of Unvested Shares of Restricted Common Stock
Balance at January 1, 2014	140,468
Granted	89,048
Forfeited	(25,289)
Vested	(963)
Balance at June 30, 2014	203,264

The following is a vesting schedule of the total unvested shares of restricted stock outstanding as of June 30, 2014:

Shares
July 1, 2014 - December 31, 2014	33,057
2015	63,593
2016	47,495
2017	44,667
2018	14,452
203,264

ASC Topic 718: Compensation - Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have estimated a forfeiture rate of 6.8% for unvested restricted stock as of June 30, 2014.  As of June 30, 2014, there was $1.7 million of total unrecognized compensation expense related to the unvested shares of our restricted common stock assuming the forfeiture rate noted above, of which $0.2 million will be capitalized for employees who provide leasing and construction services. As of June 30, 2014, this expense is expected to be recognized over a weighted average remaining period of 24 months.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes in Accumulated Other Comprehensive Income

The following table summarizes the changes in our Accumulated Other Comprehensive Income balance for the six months ended June 30, 2014, which consists solely of adjustments related to our cash flow hedges:

Accumulated Other Comprehensive Income
Balance at January 1, 2014	$-
Other comprehensive income before reclassifications	(459,000)
Amounts reclassified from accumulated other comprehensive income to interest expense	-
Net current period other comprehensive income	(459,000)
Less other comprehensive income attributable to noncontrolling interests	49,000
Other comprehensive income attributable to common stockholders	(410,000)
Balance at June 30, 2014	$(410,000)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Numerator:
Net income (loss) from continuing operations	$81,000	$(636,000)
Net (income) loss from continuing operations attributable to noncontrolling interests	(8,000)	67,000
Numerator for basic and diluted income (loss) from continuing operations available to common stockholders	73,000	(569,000)
Net income from discontinued operations	-	2,146,000
Net income from discontinued operations attributable to noncontrolling interests	-	(227,000)
Numerator for basic and diluted net income available to common stockholders	$73,000	$1,350,000
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	25,419,757	25,419,588
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations available to common stockholders	$-	$(0.02)
Net income from discontinued operations available to common stockholders	$-	$0.07
Net income available to common stockholders	$-	$0.05

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock – diluted as its inclusion would have been antidilutive.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the three and six months ended June 30, 2014.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

16.	Predecessor Equity

Controlling interests in our Predecessor include the interests owned by partners of RILLC, and Rexford Sponsor V LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our Predecessor’s financial statements during the three and six months ended June 30, 2013.

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

Our Predecessor expensed $20,000 and $85,000 during the three and six months ended June 30, 2013, respectively, related to these equity awards.

17.	Subsequent Events

On July 8, 2014, we acquired the property located at 3116 W. Avenue 32 in Los Angeles, CA for a contract price of $11.0 million using funds from our revolving credit facility.  The property consists of one two-tenant industrial building totaling 100,500 square feet situated on 2.62 acres of land.

On July 24, 2014, we acquired the Chatsworth Industrial Park located at 21019-21051 Osborne Street, 9035 Independence Avenue and 21026-21040 Nordhoff Street in Chatsworth, CA for a contract price of $16.8 million using funds from our revolving credit facility.  The property consists of seven buildings totaling 153,212 square feet situated on 7.4 acres of land.

On July 25, 2014, we acquired the property located at 24935 and 24955 Avenue Kearny in Santa Clarita, CA for a contract price of $11.5 million using funds from our revolving credit facility.  The property consists of two single-tenant buildings totaling 138,980 square feet situated on 6.0 acres of land.

The following table summarizes the preliminary estimated allocation of the purchase price of Chatsworth Industrial Park and 24935 and 24955 Avenue Kearny.  These allocations are based upon preliminary valuations and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date).  As of August 8, 2014, we did not have a preliminary estimated allocation for 3116 W. Avenue 32.

	Allocated Value
	Chatsworth Industrial Park	24935 and 24955 Avenue Kearny
Investments in real estate, net	$16,287,000	$10,743,000
Acquired lease intangible assets, net	650,000	767,000
Acquired lease intangible liabilities, net	(137,000)	-
Total purchase price	$16,800,000	$11,510,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10K for the year ended December 31, 2013.

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of June 30, 2014, our consolidated portfolio consisted of 82 properties with approximately 7.9 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns three properties located in Ventura County with approximately 1.2 million square feet, which we manage. In addition we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

We did not have any meaningful operating activity until the consummation of our initial public offering (“IPO”) and the related acquisition of certain assets of our Predecessor as part of our formation transactions on July 24, 2013.  The historical financial results in these financial statements for the three and six months ended June 30, 2013 relate to our accounting predecessor. Our Predecessor is comprised of Rexford Industrial, LLC, Rexford Sponsor V, LLC, Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries, which consist of Rexford Industrial Fund I, LLC, Rexford Industrial Fund II, LLC, Rexford Industrial Fund III, LLC, Rexford Industrial Fund IV, LLC, Rexford Industrial Fund V, LP and their subsidiaries (collectively the “Predecessor Funds”).  The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

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

Occupancy Rates. As of June 30, 2014, our consolidated portfolio was approximately 90.5% occupied and 91.1% leased. The difference between our occupancy rate and leased rate is attributed to our uncommenced leases. Our occupancy rate is impacted by market conditions in the areas in which we operate. In particular, we have generally experienced more challenging market conditions and slower recovery in San Diego county, where our properties were 83.6% occupied as of June 30, 2014. By way of comparison, our Los Angeles county properties and Orange county properties were 92.5% and 91.9% occupied, respectively, as of June 30, 2014. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, three of our properties, representing 211,516 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 92.1% occupied as of June 30, 2014.  During the three months ended June 30, 2014, we entered into 9 leases (excluding renewals) that had not commenced as of June 30, 2014, representing 53,490 square feet, or an additional 0.7% of our total rentable square feet (net of renewals). We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. The following table sets forth our leasing activity for the three and six months ended June 30, 2014:

	Gross Leasing Activity
	New Leases		Renewals			Renewal Retention %		Expiring Leases
Quarter	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet
Q2-14	44	208,819	72	363,798	6.1%	64.9%	62.5%	111	582,344
Q1-14	41	307,102	53	351,995	3.9%	55.2%	56.9%	96	618,303
Total/Weighted Average	85	515,921	125	715,793	5.0%	60.4%	59.6%	207	1,200,647

During the six months ended June 30, 2014, we executed 85 new leases covering approximately 515,921 square feet and renewed 125 leases covering approximately 715,793 square feet, while 82 leases covering approximately 484,854 square feet vacated.  Of the 484,854 square feet that vacated, 69,943 square feet was a result of 15 tenant defaults, while the remaining 414,911 square feet was a result of 67 natural lease expirations.  Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego County, have been slower to recover.

Of the 125 leases that we renewed during the six months ended June 30, 2014, the cash renewal spreads increased on average by 5.0%.  Of the 85 new leases that were executed during the six months ended June 30, 2014, the cash renewal spreads increased by 3.1% when compared to the ending cash rental rates on the expiring leases for the same space. We believe that while the recovery in our markets has generally been uneven, we believe that our recent leasing statistics are indicative of a trend of improving leasing fundamentals. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired 19 properties during the six months ended June 30, 2014. At the time of acquisition of some of these properties, our underwriting and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of June 30, 2014, in addition to approximately 754,964 rentable square feet of currently available space in our properties, leases representing approximately 11.3% and 17.0% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2014 and December 31, 2015, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” during the six months ended June 30, 2014. we renewed approximately 60.4% of leases scheduled to expire which represented approximately 59.6% of the aggregate rentable square footage under all expiring leases.

The leases scheduled to expire during the years ending December 31, 2014 and December 31, 2015 represent approximately 11.5% and 19.1% respectively, of the total annualized rent for our portfolio at June 30, 2014. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2014 and 2015 are currently at or slightly below current market asking rents. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2014 and 2015 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As of June 30, 2014, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from approximately 45 employees presently to between 50 and 60 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Changes in estimates could affect our financial position and specific items in our results of operations that are used by the users of our financial statements in their evaluation of our performance. Of the accounting policies discussed in Note 2 to the consolidated and combined financial statements, the accounting policies presented below have been identified by us as critical accounting policies.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the six months ended June 30, 2014 and the period from April 1, 2013 through December 31, 2013.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of April 1, 2013 and still owned by us as of June 30, 2014.  Results for our Same Properties Portfolio exclude our joint venture or tenants-in-common properties, any properties that were acquired or sold during the six months ended June 30, 2014 and the period from April 1, 2013 through December 31, 2013, and corporate general and administrative expenses.

Our results of operations for the three months ended June 30, 2014 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the three months ended June 30, 2013 contain the combined results of Rexford Industrial Realty, Inc. Predecessor.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/	%	Three Months Ended June 30,		Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$8,344,000	$7,906,000	$438,000	5.5%	$12,773,000	$9,062,000	$3,711,000	41.0%
Tenant reimbursements	930,000	909,000	21,000	2.3%	1,681,000	1,112,000	569,000	51.2%
Management, leasing and development services	-	-	-	0.0%	249,000	170,000	79,000	46.5%
Other income	7,000	42,000	(35,000)	-83.3%	15,000	49,000	(34,000)	-69.4%
TOTAL RENTAL REVENUES	9,281,000	8,857,000	424,000	4.8%	14,718,000	10,393,000	4,325,000	41.6%
Interest income	279,000	324,000	(45,000)	-13.9%	278,000	324,000	(46,000)	-14.2%
TOTAL REVENUES	9,560,000	9,181,000	379,000	4.1%	14,996,000	10,717,000	4,279,000	39.9%
EXPENSES
Property expenses	2,405,000	2,509,000	(104,000)	-4.1%	3,892,000	2,835,000	1,057,000	37.3%
General and administrative	-	-	-	0.0%	2,780,000	1,396,000	1,384,000	99.1%
Depreciation and amortization	3,411,000	3,042,000	369,000	12.1%	6,003,000	3,514,000	2,489,000	70.8%
TOTAL OPERATING EXPENSES	5,816,000	5,551,000	265,000	4.8%	12,675,000	7,745,000	4,930,000	63.7%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	0.0%	652,000	624,000	28,000	4.5%
Interest expense	58,000	4,167,000	(4,109,000)	-98.6%	1,537,000	4,386,000	(2,849,000)	-65.0%
TOTAL OTHER EXPENSE	58,000	4,167,000	(4,109,000)	-98.6%	2,189,000	5,010,000	(2,821,000)	-56.3%
TOTAL EXPENSES	5,874,000	9,718,000	(3,844,000)	-39.6%	14,864,000	12,755,000	2,109,000	16.5%
Equity in (loss) income of unconsolidated real estate entities	-	-	-		(51,000)	(712,000)	661,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,686,000	(537,000)	4,223,000		81,000	(2,750,000)	2,831,000
DISCONTINUED OPERATIONS
Loss from discontinued operations before gains on sale of real estate					-	(257,000)	257,000
Loss on extinguishment of debt					-	(41,000)	41,000
Gain on sale of real estate					-	2,580,000	(2,580,000)
INCOME FROM DISCONTINUED OPERATIONS					-	2,282,000	(2,282,000)
NET INCOME (LOSS)					$81,000	$(468,000)	$549,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.4 million, or 5.5%, and $3.7 million, or 41.0%, respectively, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 30 properties we acquired after April 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Tenant Reimbursements

Our Total Portfolio tenant reimbursements revenue increased $0.6 million, or 51.2% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the incremental revenues from the 30 properties we acquired after April 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Management, Leasing and Development Services

Total Portfolio management, leasing and development services revenue increased by $0.1 million, or 46.5%, during the three months ended June 30, 2014 compared to the three month ended June 30, 2013.  This was primarily due to higher management fee revenue and commissions from our management of properties not owned by us for comparable periods.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 25.9% and 26.4%, respectively, during the three months ended June 30, 2014, from 28.3% and 27.3%, respectively, during the three months ended June 30, 2013, primarily due to the decrease in repairs and maintenance expense for comparable periods. Total Portfolio property expenses increased by $1.1 million primarily as a result of incremental expenses from the 30 properties we acquired after April 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

General and Administrative

Total Portfolio general and administrative expenses increased $1.4 million, or 99.1%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  This is primarily due to an increase in bonus accruals of $0.3 million, an increase in legal expense of $0.2 million, $0.2 million of equity compensation expense from vesting of restricted stock, and an increase in payroll and employment fees of $0.1 million due to additional headcount, combined with higher corporate public company expenses and higher audit and tax service fees.

Depreciation and Amortization

Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased $0.4 million, or 12.1%, and $2.5 million, or 70.8%, respectively, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase for Same Properties Portfolio was partially due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Total Portfolio depreciation and amortization expense also increased due to incremental expenses from the 30 properties we acquired after April 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Interest Expense

Same Properties Portfolio interest expense for the three months ended June 30, 2014 is not comparable to the three months ended June 30, 2013 due to the change in our debt structure at the time of the IPO.  Total Portfolio interest expense decreased $2.8 million, or 65.0%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due to the pay down of mortgage debt at the consummation of our initial public offering (“IPO”).

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities of $0.7 million for the three months ended June 30, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in loss of unconsolidated real estate entities of $51,000 for three months ended June 30, 2014 only includes our equity interests in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013.  The difference is primarily attributable to a $0.8 million impairment charge taken on our interest in La Jolla Sorrento during the three months ended June 30, 2013.

Discontinued Operations

Our income from discontinued operations of $2.3 million for the three months ended June 30, 2013 is comprised primarily of the gain related to the disposition of our properties located at 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed properties as well as well the property located at 1335 Park Center Drive, which was classified as held for sale.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the six months ended June 30, 2014 and the year ended December 31, 2013.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of January 1, 2013 and still owned as of June 30, 2014.  Results for our Same Properties Portfolio exclude our joint venture or tenants-in-common properties, any properties that were acquired or sold during the six months ended June 30, 2014 and the year ended December 31, 2013, and corporate general and administrative expenses.

Our results of operations for the six months ended June 30, 2014 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the six months ended June 30, 2013 contain the combined results of Rexford Industrial Realty, Inc. Predecessor.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	For the Six Months Ended June 30,		Increase/	%	For the Six Months Ended June 30,		Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$16,376,000	$15,645,000	$731,000	4.7%	$24,401,000	$16,822,000	$7,579,000	45.1%
Tenant reimbursements	1,865,000	1,756,000	109,000	6.2%	3,192,000	1,959,000	1,233,000	62.9%
Management, leasing and development services	-	-	-	0.0%	483,000	431,000	52,000	12.1%
Other income	42,000	161,000	(119,000)	-73.9%	57,000	167,000	(110,000)	-65.9%
TOTAL RENTAL REVENUES	18,283,000	17,562,000	721,000	4.1%	28,133,000	19,379,000	8,754,000	45.2%
Interest income	555,000	572,000	(17,000)	-3.0%	554,000	635,000	(81,000)	-12.8%
TOTAL REVENUES	18,838,000	18,134,000	704,000	3.9%	28,687,000	20,014,000	8,673,000	43.3%
EXPENSES
Property expenses	5,190,000	4,929,000	261,000	5.3%	8,026,000	5,234,000	2,792,000	53.3%
General and administrative	-	-	-	0.0%	5,385,000	2,535,000	2,850,000	112.4%
Depreciation and amortization	7,094,000	5,802,000	1,292,000	22.3%	12,133,000	6,134,000	5,999,000	97.8%
TOTAL OPERATING EXPENSES	12,284,000	10,731,000	1,553,000	14.5%	25,544,000	13,903,000	11,641,000	83.7%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	0.0%	985,000	717,000	268,000	37.4%
Interest expense	115,000	7,941,000	(7,826,000)	-98.6%	2,788,000	8,161,000	(5,373,000)	-65.8%
Gain on mark-to-market interest rate swaps	-		-	0.0%	-	(49,000)	49,000	-100.0%
TOTAL OTHER EXPENSE	115,000	7,941,000	(7,826,000)	-98.6%	3,773,000	8,829,000	(5,056,000)	-57.3%
TOTAL EXPENSES	12,399,000	18,672,000	(6,273,000)	-33.6%	29,317,000	22,732,000	6,585,000	29.0%
Equity in loss of unconsolidated real estate entities	-	-	-		(6,000)	(925,000)	919,000
Gain from early repayment of note receivable	-	-	-		-	1,365,000	(1,365,000)
Loss on extinguishment of debt	-	-	-		-	(37,000)	37,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,439,000	(538,000)	6,977,000		(636,000)	(2,315,000)	1,679,000
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt			-		21,000	(838,000)	859,000
Loss on extinguishment of debt	-		-		-	(250,000)	250,000
Gain on sale of real estate					2,125,000	4,989,000	(2,864,000)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		2,146,000	3,901,000	(1,755,000)
NET INCOME (LOSS)	$6,439,000	$(538,000)	$6,977,000		$1,510,000	$1,586,000	$(76,000)

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.7 million, or 4.7%, and $7.6 million, or 45.1%, respectively, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 30 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.1 million, or 6.2%, and $1.2 million or 62.9%, respectively, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods.  Our Total Portfolio was also positively impacted by the revenues from the 30 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Other Income

Total Portfolio other income decreased by $0.1 million, or 65.9%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  This was primarily due to the receipt of construction easement income at one our properties during the six months ended June 30, 2013.

Property Expenses

Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues increased to 28.4% and 28.5%, respectively, during the six months ended June 30, 2014 from 28.1% and 27.0%, respectively, during the six months ended June 30, 2013, primarily due to an increase in overhead expenses in the 2014 period due to the growth of the company. In addition, Total Portfolio property expenses also increased by $2.8 million primarily as a result of incremental expenses from the 30 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

General and Administrative

Total Portfolio general and administrative expenses increased $2.9 million, or 112.4%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase is primarily due to an increase of bonus accruals of $0.8 million, an increase of legal expense of $0.4 million, increase in payroll and employment fees of $0.3 million due to additional headcount, and $0.2 million of equity compensation expense from vesting of restricted stock, combined with higher corporate public company expenses and higher audit and tax service fees.

Depreciation and Amortization

Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased $1.3 million, or 22.3%, and $6.0 million, or 97.8%, respectively, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase in Same Property Portfolio was primarily due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Our Total Portfolio depreciation and amortization expense also increased due to incremental expenses from the 30 properties we acquired after January 1, 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Acquisition Expenses

Total Portfolio acquisition expenses increased $0.3 million, or 37.4%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the higher volume of acquisitions during the six months ended June 30, 2014.

Interest Expense

Same Properties Portfolio interest expense for the six months ended June 30, 2014 is not comparable to the six months ended June 30, 2013 due to the change in our debt structure at the time of the IPO.  Total Portfolio interest expense decreased $5.4 million, or 65.8%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to the pay down of mortgage debt at the consummation of the IPO.

Gain on mark-to-market interest rate swaps

Total Portfolio gain on mark-to-market interest rate swaps decreased $49,000 or 100.0%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the expiration of our interest rate swaps during the six months ended June 30, 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities of $0.9 million for the six months ended June 30, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in loss of unconsolidated real estate entities of $6,000 for the six months ended June 30, 2014 only includes our equity interests in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013.  The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during the six months ended June 30, 2013.

Discontinued Operations

Our income from discontinued operations of $2.1 million for the six months ended June 30, 2014 is comprised primarily of the gain related to the sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 Madera Road.  Our income from discontinued operations of $3.9 million for the six months ended June 30, 2013 is comprised primarily of the gain related to the disposition of our properties located at 4578 Worth Street, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed properties as well as well the property located at 1335 Park Center Drive.

Non-GAAP Supplemental Measure: Funds From Operations

We calculate funds from operations (“FFO”) before non-controlling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent:

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Funds From Operations (FFO)
Net income (loss)	$81,000	$(468,000)	$1,510,000	$1,586,000
Add:
Depreciation and amortization, including amounts in discontinued operations	6,003,000	3,611,000	12,140,000	6,896,000
Depreciation and amortization from unconsolidated joint ventures and tenants in common(1)	103,000	144,000	188,000	614,000
Impairment writedowns of depreciable real estate - unconsolidated joint ventures and tenants in common		837,000		837,000
Loss on extinguishment of debt	-	41,000	-	287,000
Deduct:
Gain on sale of real estate	-	2,580,000	2,125,000	4,989,000
Funds from operations	$6,187,000	$1,585,000	$11,713,000	$5,231,000

(1)

Amount represents our 15% ownership of Mission Oaks unconsolidated joint venture for the three and six months ended June 30, 2014, and our 15% ownership of Mission Oaks unconsolidated joint venture and 70% tenant-in-common interest in La Jolla Sorrento for the three and six months ended June 30, 2013.

Non-GAAP Supplemental Measure: NOI and Cash NOI

Net operating income (“NOI”) includes the revenue and expense directly attributable to our real estate properties calculated in accordance with GAAP.  Calculated as total revenue from real estate operations including i) rental revenues ii) tenant reimbursements, and iii) other income less property expenses (before interest expense, depreciation and amortization).  We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense and gains (or losses) from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.  We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs.  However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited.  Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI.  Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance.  NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs.  NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.

NOI on a cash-basis (“Cash NOI”) is a non-GAAP measure, which we calculate by adding or subtracting from NOI i) fair value lease revenue and ii) straight-line rent adjustment.  We use Cash NOI, together with NOI, as a supplemental performance measure.  Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs.  Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP. The following are the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI:

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental revenues	$12,773,000	$9,062,000	$24,401,000	$16,822,000
Tenant reimbursements	1,681,000	1,112,000	3,192,000	1,959,000
Other income	15,000	49,000	57,000	167,000
Total operating revenues	14,469,000	10,223,000	27,650,000	18,948,000
Property expenses	3,892,000	2,835,000	8,026,000	5,234,000
Net Operating Income	$10,577,000	$7,388,000	$19,624,000	$13,714,000
Fair value lease revenue	73,000	151,000	154,000	195,000
Straight line rent adjustment	(436,000)	30,000	(644,000)	(153,000)
Cash Net Operating Income	$10,214,000	$7,569,000	$19,134,000	$13,756,000

The following is reconciliation from net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI:

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$81,000	$(468,000)	$1,510,000	$1,586,000
Add:
General and Administrative	2,780,000	1,396,000	5,385,000	2,535,000
Depreciation and amortization	6,003,000	3,514,000	12,133,000	6,134,000
Acquisitions Expense	652,000	624,000	985,000	717,000
Interest Expense	1,537,000	4,386,000	2,788,000	8,161,000
Gain on mark-market interest rate swaps	-	-	-	(49,000)
Deduct:
Management, leasing and development services	249,000	170,000	483,000	431,000
Interest income	278,000	324,000	554,000	635,000
Equity in loss from unconsolidated real estate entities	(51,000)	(712,000)	(6,000)	(925,000)
Gain from early repayment of note receivable	-	-	-	1,365,000
Loss on extinguishment of debt	-	-	-	(37,000)
Income from discontinued operations	-	2,282,000	2,146,000	3,901,000
Net Operating Income	$10,577,000	$7,388,000	$19,624,000	$13,714,000
Fair value lease revenue	73,000	151,000	154,000	195,000
Straight line rent adjustment	(436,000)	30,000	(644,000)	(153,000)
Cash Net Operating Income	$10,214,000	$7,569,000	$19,134,000	$13,756,000

Non-GAAP Supplemental Measure: EBITDA

We believe that EBITDA is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. The following table sets forth a reconciliation of our EBITDA for the periods presented to net income (loss):

	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.	Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$81,000	$(468,000)	$1,510,000	$1,586,000
Interest expense, including amounts in discontinued operations	1,537,000	4,517,000	2,788,000	8,450,000
Proportionate share of interest expense from unconsolidated joint ventures	45,000	42,000	102,000	84,000
Depreciation and amortization, including amounts in discontinued operations	6,003,000	3,611,000	12,140,000	6,896,000
Proportionate share of real estate related depreciation and amortization from unconsolidated joint ventures and tenant in common	103,000	144,000	188,000	614,000
EBITDA	$7,769,000	$7,846,000	$16,728,000	$17,630,000

Liquidity and Capital Resources

We had total indebtedness of $369.7 million at June 30, 2014, reflecting a debt to total market capitalization of approximately 47.6%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our total consolidated indebtedness. We have a $200.0 million senior unsecured revolving credit facility.  As of June 30, 2014, we had $99.9 million outstanding on our facility, leaving $100.1 million available.

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

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of June 30, 2014 (in thousands):

	Payments by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments (1)	$369,679	$215	$15,294	$42,885	$48,642	$100,025	$162,618
Interest payments - fixed rate debt	2,322	486	487	153	146	138	912
Interest payments - variable rate debt (2)	25,320	3,288	6,522	5,082	5,244	3,729	1,455
Office lease payments	1,538	131	291	300	309	318	189
Ground lease payments	6,900	72	144	144	144	144	6,252
Tenant-related commitments	1,093	1,093	-	-	-	-	-
Total	$406,852	$5,285	$22,738	$48,564	$54,485	$104,354	$171,426

(1)	Does not include indebtedness outstanding on the three properties owned indirectly by the JV in which we own a 15% interest.
(2)	Based on the 30-day LIBOR rate in effect on June 30, 2014 for each of our variable rate loans based on the rate definition per the loans documents.

Consolidated Indebtedness

At June 30, 2014, we had total indebtedness of approximately $369.7 million, including approximately $99.9 million outstanding under our revolving credit facility, and excluding the net debt premium of $0.2 million.  Additionally, there was approximately $6.2 million of secured indebtedness allocable to our 15% joint venture interest in the three properties owned indirectly by the JV which is not reflected on our balance sheet. The weighted average interest rate on our total consolidated indebtedness is 2.0% (based on the LIBOR rates in effect on June 30, 2014 based on the rate definition per the loan documents and a margin of 155 basis points on our revolving credit facility).  As of June 30, 2014, approximately $351.1 million (representing the outstanding principal amount under our revolving credit facility, our term loan facility, and our three other secured term loans), or approximately 95.0%, of our outstanding long-term debt is exposed to fluctuations in short-term interest rates.

On February 4, 2014, we executed two forward interest rate swaps to mitigate our exposure to fluctuations in short-term interest rates.  Each of the two swaps has a notional value of $30.0 million, to effectively fix the interest rate on our $60.0 million term loan beginning in 2015.  The first forward swap will effectively fix $30.0 million of debt at 3.726% annually from the period from January 15, 2015 to February 15, 2019.   The second forward swap will effectively fix the other $30.0 million of debt at 3.91% annually from the period from July 15, 2015 to February 15, 2019.

The following table sets forth our consolidated indebtedness as of June 30, 2014:

	Principal (dollars in thousands)		Interest Rate		Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
10700 Jersey Blvd	$5,077		5.45%		5.450%		1/1/2015
Gilbert/La Palma	3,234		5.125%		5.125%		3/1/2031
2980 San Fernando	10,243		5.088%		5.088%		7/1/2015
Subtotal	18,554	(1)
Variable Rate Debt
Term Loan	60,000		LIBOR + 1.90%		2.050%	(2)	8/1/2019	(3)
Revolving Credit Facility	99,875		LIBOR + 1.55%	(4)	1.900%	(2)(5)	6/11/2018	(3)
Glendale Commerce Center	42,750		LIBOR + 2.00%		2.150%	(2)	5/1/2016	(6)
$100M Term Loan Facility	100,000		LIBOR + 1.50%	(4)	1.650%	(2)	6/11/2019
Term Loan	48,500		LIBOR + 1.55%		1.701%	(2)	6/24/2017	(7)
Subtotal	351,125
Total/Weighted Average	$369,679				2.025%

(1)	Does not include unamortized net debt premium of $194,000 at June 30, 2014.
(2)	Based on a 30-day LIBOR rate of 0.1495% as of June 30, 2014 as defined under the respective loan agreements.
(3)	With one 1-year option to extend, provided that certain conditions are satisfied.
(4)	LIBOR margin will range from 1.30% to 1.90% for the revolving credit facility and 1.25% to 1.85% for the term loan facility, depending on our Leverage Ratio, as defined in the loan agreement.
(5)	Includes the effect of the unused commitment fee which is calculated as 0.30% or 0.20% of the daily unused commitment if the balance is under $100 million or over $100 million, respectively.
(6)	With two 1-year option to extend, provided that certain conditions are satisfied.
(7)	With one 2-year option to extend, provided that certain conditions are satisfied.

The following table sets forth our allocated share of secured indebtedness outstanding on three properties owned directly by the JV, in which we own a 15% interest, as of June 30, 2014:

	Principal (1) (dollars in thousands)	Interest Rate	Effective Interest Rate (2)	Contractual Maturity Date (3)

3001 Mission Oaks Blvd	$2,011	LIBOR + 2.50%	2.688%	6/28/2015
3175 Mission Oaks Blvd	3,094	LIBOR + 2.50%	2.688%	6/28/2015
3233 Mission Oaks Blvd	1,120	LIBOR + 2.50%	2.688%	6/28/2015
Total/Weighted Average	$6,225

(1)	Represents 15% of the principal amount of the JV debt based on our 15% interest in the JV.
(2)	Based on a 30-day LIBOR rate of 0.1875% as of June 30, 2014 as defined per the loans documents.
(3)	With two 1-year options to extend, provided that certain conditions are satisfied.

Certain of our loan agreements contain financial covenants. The Glendale Commerce Center loan contains a debt service coverage ratio requirement that is tested quarterly, and a debt service coverage ratio requirement and a loan-to-value ratio requirement that are tested each time we exercise an option to extend the maturity date of the loan. In addition, pursuant to the terms of the Glendale Commerce Center loan, we must also meet certain liquidity and net worth requirements that are tested annually.

The Mission Oaks Boulevard loans each contain a combined debt yield ratio requirement that is tested annually, and a combined debt service coverage ratio requirement and a combined loan-to-value ratio requirement that are tested each time the borrowers of the Mission Oaks Blvd loans exercise an option to extend the maturity date of the loans. We and the borrowers of the Mission Oaks Blvd loans are currently in compliance with the financial covenants and net worth liquidity requirements in our and their respective loan agreements. The Glendale Commerce Center loan and the Mission Oaks Blvd loans also each contain cross-default provisions with respect to certain of our other indebtedness, and the Mission Oaks Blvd loans are cross-collateralized with each other.

Our $60.0 million Term Loan contains a debt service coverage ratio requirement that is tested quarterly.  In addition, pursuant to the terms of loan, we must also meet certain liquidity and net worth requirements that are tested annually.

Our $48.5 million Term Loan contains a performance covenant that is tested annually and requires the achievement of a minimum in-place debt yield of 9.25% by the eight properties securing the loan.

Our ability to borrow under our Amended Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum recourse debt ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement, and a minimum unencumbered interest coverage ratio. Additionally, under our revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). The revolving credit facility also includes cross-default provisions with respect to certain of our other indebtedness.  We believe we are currently in compliance with all of the financial covenants required by our loan agreements.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated and combined financial statements.

Cash Flows

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table summarizes the cash flows of Rexford Industrial Realty, Inc. and the Predecessor for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Cash provided by operating activities	$9,375	$2,402
Cash used in investing activities	$(164,657)	$(47,290)
Cash provided by financing activities	$155,557	$26,340

Net cash provided by operating activities. Net cash provided by operating activities increased by $7.0 million to $9.4 million for the six months ended June 30, 2014 compared to $2.4 million for the six months ended June 30, 2013. The increase was primarily attributable to lower cash interest paid due to the reduction of debt at the date of our IPO and incremental cash flows from property acquisitions completed after January 1, 2013.  These increases were partially offset by the loss of cash flows from property dispositions that occurred after January 1, 2013 and fluctuations in working capital.

Net cash used in investing activities. Net cash used in investing activities increased by $117.4 million to $164.7 million for the six months ended June 30, 2014 compared to $47.3 million for the six months ended June 30, 2013. The increase is primarily attributable to an increase of $104.0 million paid toward acquisitions and construction and development projects, the $5.4 million from the Foothill note receivable repayment during the six months ended June 30, 2013, and a decrease in proceeds of $7.7 million received from property dispositions for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities of $155.6 million for the six months ended June 30, 2014 primarily reflects net borrowings of $118.5 million on our unsecured line of credit, and a new $48.5 million term loan borrowing, partially offset by the payment of $9.4 million in dividends and distributions to shareholders and unitholders, and $1.9 million in deferred loan costs.  Net cash provided by financing activities of $26.3 million for the six months ended June 30, 2013 primarily reflects new borrowings of $55.5 million and $1.2 million of cash contributions made by members of our predecessor business, partially offset by the payment of $6.9 million in distributions and reimbursements to members of our predecessor business, the repayment of $21.1 million of debt, and the payment of $1.5 million of prepaid offering costs and $0.8 million in deferred loan costs.

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

The variable rate component of our variable rate consolidated indebtedness is LIBOR-based. Based on our consolidated indebtedness balance as of June 30, 2014, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.8 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.5 million annually.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

No changes to our internal control over financial reporting were identified that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”).  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors.  Plaintiffs assert claims against the Company, RIF III, RIF IV, Rexford Industrial, LLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.   While we believe that the action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

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
10.1

Amended and Restated Credit Agreement, dated as of June 11, 2014, among the Rexford Industrial Realty Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners and the other parties named therein.  (incorporated by reference to Exhibit 10.1 of the Form8-K dated by the registrant on June 13, 2014)

10.2

Loan and Security Agreement, dated as of June 24, 2014, by and among Rexford Industrial – SDLAOC, LLC, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders referenced therein, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger. (incorporated by reference to Exhibit 10.1 of the Form8-K dated by the registrant on June 30, 2014)

10.3

Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014. (incorporated by reference to Exhibit 2.1 of the Form8-K/A dated by the registrant on July 2, 2014)

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
101.1* +

The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated and Combined Statements of Operations (unaudited), (iii) Consolidated and Combined Statements of Comprehensive Income, (iv) Consolidated and Combined Statements of Changes in Equity (unaudited), (v) Consolidated and Combined Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated and Combined Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

August 11, 2014	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

August 11, 2014	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

August 11, 2014	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)