Form 10-Q
period 2014-09-30
Rexford Industrial Realty, Inc.
filed 2014-11-06
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding at November 3, 2014 was 43,478,233.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Unaudited Consolidated Balance Sheets of Rexford Industrial Realty, Inc. as of September 30, 2014 and December 31, 2013	3
		Unaudited Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the Three and Nine Months Ended September 30, 2014 and for the period from July 24, 2013 to September 30, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from July 1, 2013 to July 23, 2013 and the period from January 1, 2013 to July 23, 2013	4
		Unaudited Consolidated and Combined Statements of Comprehensive Income of Rexford Industrial Realty, Inc. for the Three and Nine Months Ended September 30, 2014 and for the period from July 24, 2013 to September 30, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from July 1, 2013 to July 23, 2013 and the period from January 1, 2013 to July 23, 2013	5
		Unaudited Consolidated Statement of Changes in Equity of Rexford Industrial Realty, Inc. for the Nine Months Ended September 30, 2014	6
		Unaudited Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the Nine Months Ended September 30, 2014 and for the period from July 24, 2013 to September 30, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013	7
		Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	9
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	55
	Item 4	Controls and Procedures	56
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	57
	Item 1A	Risk Factors	57
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57
	Item 3	Defaults Upon Senior Securities	57
	Item 4	Mine Safety Disclosures	57
	Item 5	Other Information	58
	Item 6	Exhibits	59
	Signatures		60

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Land	$325,284,000	$216,078,000
Buildings and improvements	449,566,000	311,118,000
Tenant improvements	19,186,000	13,239,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	794,224,000	540,623,000
Accumulated depreciation	(71,535,000)	(58,950,000)
Investments in real estate, net	722,689,000	481,673,000
Cash and cash equivalents	60,541,000	8,997,000
Restricted cash	307,000	325,000
Notes receivable	13,138,000	13,139,000
Rents and other receivables, net	1,738,000	917,000
Deferred rent receivable, net	4,420,000	3,637,000
Deferred leasing costs, net	3,275,000	2,153,000
Deferred loan costs, net	2,995,000	1,597,000
Acquired lease intangible assets, net	23,558,000	13,508,000
Acquired indefinite-lived intangible	5,271,000	5,271,000
Other assets	4,552,000	2,309,000
Acquisition related deposits	-	1,510,000
Investment in unconsolidated real estate entities	5,744,000	5,687,000
Assets associated with real estate held for sale	-	13,952,000
Total Assets	$848,228,000	$554,675,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$269,811,000	$192,491,000
Accounts payable, accrued expenses and other liabilities	9,620,000	5,783,000
Dividends payable	5,191,000	5,368,000
Acquired lease intangible liabilities, net	1,921,000	1,143,000
Tenant security deposits	7,927,000	6,099,000
Prepaid rents	1,329,000	1,426,000
Liabilities associated with real estate held for sale	-	596,000
Total Liabilities	295,799,000	212,906,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity
Common Stock, $0.01 par value 490,000,000 authorized and 43,257,883 and 25,559,886 outstanding at September 30, 2014 and December 31, 2013, respectively	431,000	255,000
Additional paid in capital	538,248,000	311,936,000
Cumulative distributions in excess of earnings	(16,574,000)	(5,993,000)
Accumulated other comprehensive income	158,000	-
Total stockholders' equity	522,263,000	306,198,000
Noncontrolling interests	30,166,000	35,571,000
Total Equity	552,429,000	341,769,000
Total Liabilities and Equity	$848,228,000	$554,675,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
RENTAL REVENUES
Rental revenues	$15,516,000	$7,640,000	2,384,000	$39,917,000	$7,640,000	$19,206,000
Tenant reimbursements	2,052,000	828,000	254,000	5,244,000	828,000	2,212,000
Management, leasing and development services	171,000	281,000	13,000	654,000	281,000	444,000
Other income	16,000	40,000	20,000	73,000	40,000	187,000
TOTAL RENTAL REVENUES	17,755,000	8,789,000	2,671,000	45,888,000	8,789,000	22,049,000
Interest income	281,000	191,000	63,000	835,000	191,000	698,000
TOTAL REVENUES	18,036,000	8,980,000	2,734,000	46,723,000	8,980,000	22,747,000
OPERATING EXPENSES
Property expenses	4,879,000	2,527,000	690,000	12,905,000	2,527,000	5,924,000
General and administrative	3,273,000	2,500,000	1,885,000	8,658,000	2,500,000	4,420,000
Depreciation and amortization	8,032,000	3,025,000	887,000	20,165,000	3,025,000	7,022,000
TOTAL OPERATING EXPENSES	16,184,000	8,052,000	3,462,000	41,728,000	8,052,000	17,366,000
OTHER (INCOME) EXPENSE
Acquisition expenses	426,000	119,000	7,000	1,411,000	119,000	724,000
Interest expense	1,957,000	717,000	1,233,000	4,745,000	717,000	9,395,000
Gain on mark-to-market of interest rate swaps	-	-	-	-	-	(49,000)
TOTAL OTHER EXPENSE	2,383,000	836,000	1,240,000	6,156,000	836,000	10,070,000
TOTAL EXPENSES	18,567,000	8,888,000	4,702,000	47,884,000	8,888,000	27,436,000
Equity in income (loss) from unconsolidated real estate entities	2,000	83,000	9,000	(4,000)	83,000	(915,000)
Gain from early repayment of note receivable	-	-	-	-	-	1,365,000
Loss on extinguishment of debt	-	-	(3,918,000)	-	-	(3,955,000)
Loss on sale of real estate	(150,000)	-	-	(150,000)	-	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(679,000)	175,000	(5,877,000)	(1,315,000)	175,000	(8,194,000)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	120,000	26,000	21,000	120,000	(809,000)
Loss on extinguishment of debt	-	-	(17,000)	-	-	(267,000)
Gain on sale of real estate	-	-	-	2,125,000	-	4,989,000
INCOME FROM DISCONTINUED OPERATIONS	-	120,000	9,000	2,146,000	120,000	3,913,000
NET INCOME (LOSS)	(679,000)	295,000	(5,868,000)	831,000	295,000	(4,281,000)
Net (income) loss attributable to noncontrolling interests	80,000	(39,000)	3,559,000	(80,000)	(39,000)	15,000
NET INCOME (LOSS) ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC. STOCKHOLDERS AND PARTICIPATING SECURITIES	$(599,000)	$256,000	$(2,309,000)	$751,000	$256,000	$(4,266,000)
Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$(0.02)	$0.01		$(0.04)	$0.01
Net income (loss) available to common stockholders per share - basic and diluted	$(0.02)	$0.01		$0.02	$0.01
Weighted average shares of common stock outstanding - basic and diluted	33,527,183	24,574,432		28,151,818	24,574,432
Dividends declared per common share	$0.12	$-		$0.36	$-

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Net income (loss)	$(679,000)	$295,000	$(5,868,000)	$831,000	$295,000	$(4,281,000)
Other comprehensive income: cash flow hedge adjustment	626,000	-	-	167,000	-	-
Comprehensive (loss) income	(53,000)	295,000	(5,868,000)	998,000	295,000	(4,281,000)
Less: comprehensive loss (income) attributable to noncontrolling interests	22,000	(39,000)	3,559,000	(89,000)	(39,000)	15,000
Comprehensive (loss) income attributable to common stockholders	$(31,000)	$256,000	$(2,309,000)	$909,000	$256,000	$(4,266,000)

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Rexford Industrial Realty, Inc.
	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	25,559,886	$255,000	$311,936,000	$(5,993,000)	$-	$306,198,000	$35,571,000	$341,769,000
Issuance of common stock	17,250,000	172,000	232,703,000	-	-	232,875,000	-	232,875,000
Offering costs	-	-	(11,326,000)	-	-	(11,326,000)	-	(11,326,000)
Share-based compensation	91,693	-	897,000	-	-	897,000	-	897,000
Repurchase of common shares	(6,928)	-	(98,000)	-	-	(98,000)	-	(98,000)
Conversion of common units to common stock	363,232	4,000	4,136,000	-	-	4,140,000	(4,140,000)	-
Dividends	-	-	-	(11,332,000)	-	(11,332,000)	-	(11,332,000)
Distributions	-	-	-	-	-	-	(1,354,000)	(1,354,000)
Net income	-	-	-	751,000	-	751,000	80,000	831,000
Other comprehensive income	-	-	-	-	158,000	158,000	9,000	167,000
Balance at September 30, 2014	43,257,883	$431,000	$538,248,000	$(16,574,000)	$158,000	$522,263,000	$30,166,000	$552,429,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$831,000	$295,000	$(4,281,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of unconsolidated real estate entities	4,000	(83,000)	915,000
Depreciation and amortization	20,165,000	3,025,000	7,022,000
Depreciation and amortization included in discontinued operations	7,000	37,000	776,000
Amortization of above (below) market lease intangibles, net	305,000	122,000	256,000
Accretion of discount on notes receivable	(195,000)	(33,000)	(94,000)
Loss on extinguishment of debt	-	-	4,222,000
Loss on sale of real estate	150,000	-	-
Gain on sale of real estate included in discontinued operations	(2,125,000)	-	(4,989,000)
Amortization of loan costs	478,000	93,000	784,000
Gain on mark-to-market interest rate swaps	-	-	(49,000)
Accretion of premium on notes payable	(127,000)	-	-
Deferred interest expense	-	-	573,000
Equity based compensation expense	791,000	382,000	985,000
Gain from early repayment of notes receivable	-	-	(1,365,000)
Change in working capital components:	-
Rents and other receivables	(809,000)	(20,000)	(161,000)
Deferred rent receivable	(806,000)	(285,000)	(263,000)
Change in restricted cash	-	-	1,137,000
Leasing commissions	(1,873,000)	(224,000)	(980,000)
Other assets	(675,000)	(752,000)	(1,172,000)
Accounts payable, accrued expenses and other liabilities	1,935,000	616,000	942,000
Tenant security deposits	841,000	72,000	507,000
Prepaid rent	(996,000)	272,000	(172,000)
Net cash provided by operating activities	17,901,000	3,517,000	4,593,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(248,472,000)	(13,924,000)	(73,332,000)
Capital expenditures	(8,776,000)	(617,000)	(1,439,000)
Consolidation of La Jolla Sorrento	-	-	373,000
Acquisition related deposits	1,510,000	(1,235,000)	50,000
Contributions to unconsolidated real estate entities	(105,000)	-	-
Distributions from unconsolidated real estate entities	44,000	-	271,000
Change in restricted cash	18,000	(9,000)	408,000
Principal repayments of notes receivable	196,000	39,000	5,516,000
Disposition of investment in real estate	15,410,000	-	21,537,000
Net cash used in investing activities	(240,175,000)	(15,746,000)	(46,616,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	221,773,000	208,280,000	-
Proceeds from private placement	-	47,016,000	-
Proceeds from notes payable	209,000,000	80,875,000	55,590,000
Repayment of notes payable	(142,118,000)	(311,848,000)	(21,135,000)
Deferred loan costs	(1,876,000)	(1,702,000)	(812,000)
Prepaid offering costs	-	-	(1,504,000)
Capital contributions from Predecessor members	-	-	1,156,000
Distributions to Predecessor members	-	-	(6,825,000)
Reimbursements due to Predecessor members	-	-	(1,221,000)
Distributions due to Predecessor members related to formation transactions	-	(4,953,000)	(26,773,000)
Repurchase of interests from unaccredited investors	-	(1,040,000)	-
Dividends paid to common stockholders	(11,509,000)	-	-
Distributions paid to common unitholders	(1,354,000)	-	-
Repurchase of common shares	(98,000)
Change in restricted cash	-	-	48,000
Net cash provided by (used in) financing activities	273,818,000	16,628,000	(1,476,000)

Increase (Decrease) in Cash and Equivalents	51,544,000	4,399,000	(43,499,000)
Cash and cash equivalents, beginning of period	8,997,000	-	43,499,000
Cash and cash equivalents, end of period	$60,541,000	$4,399,000	$-

Supplemental disclosure of noncash investing and financing transactions:
Contribution of Rexford Sponsor V LLC and Rexford Industrial Fund V REIT, LLC:
Investments in real estate and acquired intangibles	$-	$-	$(35,532,000)
Investment in unconsolidated real estate entities	$-	$-	$(6,131,000)

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Notes receivable	$-	$-	$(5,305,000)
Predecessor equity and noncontrolling interests	$-	$-	$46,968,000

Acquisition of tenant-in-common interest in La Jolla Sorrento and consolidation of property previously accounted for under the equity method of accounting:
Investments in real estate and acquired intangibles	$-	$-	$(8,369,000)
Investment in unconsolidated real estate entities	$-	$-	$8,654,000
Rexford Industrial Realty, Inc. Predecessor equity and noncontrolling interests	$-	$-	$48,000
Rexford Industrial Realty, Inc. noncontrolling interests	$-	$-	$40,000

Assumption of loan in connection with acquisition of real estate	$10,257,000	$-	$-

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of September 30, 2014, our consolidated portfolio consisted of 86 properties with approximately 8.6 million rentable square feet.  We also own a 15% interest in a joint venture that owns three properties with approximately 1.2 million square feet, which we also manage.   In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

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

Basis of Presentation

As of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and the period from July 24, 2013 to September 30, 2013, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for the periods prior to July 24, 2013 are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in non-controlling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

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

Discontinued Operations

On April 14, 2014, the FASB issued ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. ASU 2014-08 further expands the disclosure requirements for disposals that meet the definition of a discontinued operation, and requires entities to disclose information about disposals of individually significant components.  ASU 2014-08 will be applied prospectively and is effective for annual periods and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. We elected to adopt ASU 2014-08 early, beginning in the fiscal quarter ended September 30, 2014. The adoption of ASU 2014-08 will likely result in fewer property sales being classified as discontinued operations.

For assets held for sale or sold prior to the adoption of ASU 2014-08, the revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated and combined statements of operations for all periods presented. A gain on sale, if any, is recognized in the period during which the property is disposed.  In addition, all amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, impairment and/or gain on sale as part of continuing operations.  See Note 13.

Held for Sale Assets

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of ASC Topic 360: Property, Plant, and Equipment, are met. At that time, the assets and liabilities of the property held for sale are presented separately in the consolidated balance sheets, which includes the reclassification of the assets and liabilities for all comparative periods. In addition, we cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.  See Note 13.

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

We allocate the purchase price to the fair value of the tangible assets by valuing the property as if it were vacant. We consider Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use, such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information.

In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property, that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.

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

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review real estate assets for recoverability, we consider current market conditions as well as our intent with respect to holding or disposing of the asset. The intent with regards to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

At September 30, 2014 and December 31, 2013, our investment in real estate has been recorded net of a cumulative impairment of $18.6 million as of the end of both periods.

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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2014 and for the period from July 24, 2013 through September 30, 2013.

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

RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT met all of the REIT distribution and technical requirements for the period from July 1, 2013 to July 23, 2013 and the period from January 1, 2013 to July 23, 2013, and accordingly, has not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2014 and December 31, 2013, we have not established a liability for uncertain tax positions.

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We had a $0.9 million and $0.5 million reserve for allowance for doubtful accounts as of September 30, 2014 and December 31, 2013, respectively.

Equity Based Compensation

We account for equity-based compensation, including shares of restricted stock, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires us to recognize an expense for the fair value of equity-based compensation awards. The estimated fair value of shares of restricted stock are amortized over their respective vesting periods. See Note 14.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with ASC 260 – Earnings Per Share (“ASC 260”).  Under ASC 260, shares of unrestricted stock that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.

Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities, including the dilutive effect of unvested restricted common stock using the treasury stock method. See Note 15.

Segment Reporting

Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.

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

On July 8, 2014, we acquired the property located at 3116 W. Avenue 32 in Los Angeles, California for a contract price of $11.0 million using funds from our revolving credit facility.  The property consists of one two-tenant building totaling 100,500 square feet situated on 2.62 acres of land.

On July 23, 2014, we acquired the Chatsworth Industrial Park located at 21019-21051 Osborne St., 9035 Independence Ave. and 21026-21040 Nordhoff St. in Chatsworth, California for a contract price of $16.8 million using funds from our revolving credit facility.  The property consists of seven buildings totaling 153,212 square feet situated on 7.4 acres of land.

On July 25, 2014, we acquired the property located at 24935 and 24955 Avenue Kearney in Santa Clarita, California for a contract price of $11.5 million using funds from our revolving credit facility.  The property consists of two single-tenant building totaling 138,980 square feet situated on 6.0 acres of land.

On August 26, 2014, we acquired the property located at 605 8th Street located in San Fernando, California for a contract price of $5.075 million using cash on hand.  The property consists of one two-tenant building totaling 55,516 square feet situated on 2.75 acres of land.

On September 12, 2014, we acquired the property located at 9120 Mason Avenue in Chatsworth, California for a contract price of $30.5 million using cash on hand.  The property consists of one building totaling 319,348 square feet situated on 11.82 acres of land.

During the period from July 24, 2013 to September 30, 2013, we acquired two properties consisting of two buildings and approximately 124,000 square feet.  The properties are located in Southern California.  The total contract price for those acquisitions was $14.0 million.

During the period from January 1, 2013 to July 23, 2013 our predecessor acquired four properties consisting of 17 buildings and approximately 741,000 square feet.  The properties are located throughout Southern California.  The total contract price for those acquisitions was $73.8 million.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2014 Acquisitions
7110 Rosecrans Avenue(3)	1/15/2014	$3,117,000	$1,894,000	$-	$-	$5,011,000	$-	$(321,000)	$4,690,000
14723-14825 Oxnard Street	1/22/2014	$4,458,000	$3,948,000	$490,000	$(21,000)	$8,875,000	$-	$(117,000)	$8,758,000
845, 855, & 865 Milliken Avenue and 4317 & 4319 Santa Ana Street	2/12/2014	$2,260,000	$6,043,000	$431,000	$(184,000)	$8,550,000	$2,000	$(116,000)	$8,436,000
1500-1510 West 228th Street(4)	2/25/2014	$2,428,000	$4,271,000	$205,000	$(304,000)	$6,600,000	$1,180,000	$(1,214,000)	$6,566,000
24105 & 24201 Frampton Avenue	3/20/2014	$2,315,000	$1,553,000	$62,000	$-	$3,930,000	$22,000	$(64,000)	$3,888,000
1700 Saturn Way	4/17/2014	$7,935,000	$10,525,000	$2,259,000	$381,000	$21,100,000	$76,000	$(73,000)	$21,103,000
20531 Crescent Bay Drive	5/30/2014	$2,181,000	$4,012,000	$389,000	$(102,000)	$6,480,000	$4,000	$(2,000)	$6,482,000
2980 & 2990 N. San Fernando Blvd.(5)	5/30/2014	$6,373,000	$7,356,000	$1,276,000	$728,000	$15,733,000	$-	$(10,572,000)	$5,161,000
2610 & 2701 S. Birch Street(6)	6/5/2014	$9,305,000	$2,114,000	$-	$-	$11,419,000	$5,000	$(299,000)	$11,125,000
4051 Santa Ana St. & 701 Dupont Ave.	6/24/2014	$3,725,000	$6,145,000	$524,000	$(194,000)	$10,200,000	$1,000	$(90,000)	$10,111,000
9755 Distribution Avenue	6/27/2014	$1,863,000	$3,211,000	$451,000	$(100,000)	$5,425,000	$2,000	$(97,000)	$5,330,000
9855 Distribution Avenue	6/27/2014	$2,733,000	$5,041,000	$621,000	$130,000	$8,525,000	$5,000	$(39,000)	$8,491,000
9340 Cabot Drive	6/27/2014	$4,311,000	$6,126,000	$538,000	$-	$10,975,000	$2,000	$(54,000)	$10,923,000
9404 Cabot Drive	6/27/2014	$2,413,000	$3,451,000	$346,000	$190,000	$6,400,000	$1,000	$(6,000)	$6,395,000
9455 Cabot Drive	6/27/2014	$4,423,000	$6,799,000	$851,000	$27,000	$12,100,000	$1,000	$(13,000)	$12,088,000
14955-14971 E. Salt Lake City	6/27/2014	$5,126,000	$5,009,000	$800,000	$(85,000)	$10,850,000	$3,000	$(119,000)	$10,734,000
5235 E. Hunter Avenue	6/27/2014	$5,240,000	$5,065,000	$866,000	$158,000	$11,329,000	$15,000	$(76,000)	$11,268,000
3880 W. Valley Blvd.	6/27/2014	$3,982,000	$4,796,000	$566,000	$287,000	$9,631,000	$1,000	$(119,000)	$9,513,000
1601 Alton Parkway	6/27/2014	$7,638,000	$4,946,000	$419,000	$273,000	$13,276,000	$1,000	$(52,000)	$13,225,000
3116 West Avenue 32(7)	7/8/2014	$3,761,000	$6,730,000	$503,000	$61,000	$11,055,000	$-	$(121,000)	$10,934,000
21026-21040 Nordhoff Street, 9035 Independence Avenue, & 21019, 21021, 21025, 21029, 21045-21051 Osborne Street	7/23/2014	$7,229,000	$9,058,000	$650,000	$(137,000)	$16,800,000	$1,000	$(164,000)	$16,637,000
24935 & 24955 Avenue Kearny	7/25/2014	$4,773,000	$5,970,000	$767,000	$-	$11,510,000	$-	$(95,000)	$11,415,000
605 8th St.(8)	8/26/2014	$2,393,000	$2,742,000	$-	$-	$5,135,000	$-	$(88,000)	$5,047,000
9120 Mason Avenue & 20355 Corisco Street	9/12/2014	$9,224,000	$19,346,000	$1,620,000	$310,000	$30,500,000	$-	$(348,000)	$30,152,000
Total		$109,206,000	$136,151,000	$14,634,000	$1,418,000	$261,409,000	$1,322,000	$(14,259,000)	$248,472,000

2013 Acquisitions:
8101-8117 Orion Avenue	7/30/2013	$1,389,000	$3,872,000	$327,000	$12,000	$5,600,000	$19,000	$(55,000)	$5,564,000
18310-18330 Oxnard Street	8/7/2013	$2,498,000	$5,493,000	$435,000	$(1,000)	$8,425,000	$4,000	$(69,000)	$8,360,000
		$3,887,000	$9,365,000	$762,000	$11,000	$14,025,000	$23,000	$(124,000)	$13,924,000

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2013 Predecessor Acquisitions:
18118-18120 S. Broadway	4/4/2013	$3,013,000	$2,161,000	$274,000	$-	$5,448,000	$16,000	$(57,000)	$5,407,000
8900-8980 Benson Ave., 5637 Arrow Highway	4/9/2013	$1,817,000	$4,590,000	$552,000	$191,000	$7,150,000	$20,000	$(104,000)	$7,066,000
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	4/17/2013	$26,423,000	$25,795,000	$2,568,000	$1,414,000	$56,200,000	$168,000	$(500,000)	$55,868,000
1661 240th St.	5/31/2013	$3,464,000	$1,498,000	$38,000	$-	$5,000,000	$8,000	$(17,000)	$4,991,000
		$34,717,000	$34,044,000	$3,432,000	$1,605,000	$73,798,000	$212,000	$(678,000)	$73,332,000

(1)	The weighted average amortization period of acquired in-place lease intangibles for our 2014 acquisitions was 3.4 years as of September 30, 2014.
(2)	The weighted average amortization period of net above (below) market leases for our 2014 acquisitions was 3.5 years as of September 30, 2014.
(3)	As the purchase of 7110 Rosecrans Avenue was accounted for as an asset acquisition, the total purchase price allocation includes $42,000 of capitalized acquisition costs.
(4)

As part of the acquisition of 1500-1510 West 228th Street, we recorded a contingent liability in the amount of $1.2 million, related to the estimated cost to remediate potential environmental liabilities that existed at the acquisition date.   Additionally, we recorded an indemnification asset for the same amount as the seller has placed $1.3 million into an escrow account to be used by us toward the payment of these remediation costs. See Note 11.

(5)

In connection with the acquisition of 2980 and 2990 N. San Fernando Blvd. acquisition, we assumed debt with an outstanding principal balance of $10.3 million and an initial fair value premium of $308,000.

(6)

As the purchase of 2610 and 2701 S. Birch Street was accounted for as an asset acquisition, the total purchase price allocation includes $121,000 of capitalized acquisition costs.  Additionally, as part of the purchase price allocation, $299,000 was allocated to deferred liabilities (located in Accounts payable, accrued expenses and other liabilities on the balance sheet), related to the six-months of free rent provided to the seller as part of the acquisition.

(7)

The purchase price allocation for the acquisition of 3116 West Avenue 32 includes $54,000 in deferred liabilities (located in Accounts payable, accrued expenses and other liabilities on the balance sheet), related to the two months of free rent provided to the seller as part of the acquisition.

(8)

As part of the purchase price allocation of 605 8th St., $60,000 was allocated to deferred liabilities (located in Accounts payable, accrued expenses and other liabilities on the balance sheet), related to the two months of free rent provided to the seller as part of the acquisition.

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

The following table summarizes the combined results from operations of our 2014 acquisitions since the acquisition date, included in the consolidated income statement for the following period:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$4,310,000	$6,004,000
Net Income	$161,000	$420,000

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

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Revenues	$18,717,000	$12,695,000	$3,972,000	$55,420,000	$12,695,000	$33,732,000
Net operating income	$13,264,000	$8,788,000	$2,904,000	$38,995,000	$8,788,000	$23,979,000
Net income	$549,000	$115,000	$(5,928,000)	$3,191,000	$115,000	$(6,671,000)

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	September 30, 2014	December 31, 2013
Acquired Lease Intangible Assets:
In-place lease intangibles	$30,475,000	$16,112,000
Accumulated amortization	(10,391,000)	(4,201,000)
In-place lease intangibles, net	20,084,000	11,911,000

Above-market tenant leases	4,458,000	1,881,000
Accumulated amortization	(984,000)	(284,000)
Above-market tenant leases, net	3,474,000	1,597,000
Acquired lease intangible assets, net	$23,558,000	$13,508,000

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(2,191,000)	$(1,055,000)
Accumulated accretion	523,000	189,000
Below-market tenant leases, net	(1,668,000)	(866,000)

Above-market ground lease	(290,000)	(290,000)
Accumulated accretion	37,000	13,000
Above-market ground lease, net	(253,000)	(277,000)
Acquired lease intangible liabilities, net	$(1,921,000)	$(1,143,000)

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
In-place lease intangibles(1)	$2,641,000	$1,084,000	$174,000	$6,552,000	$1,084,000	$1,238,000
Above-market tenant leases(2)	$340,000	$152,000	$49,000	$700,000	$152,000	$258,000
Below-market tenant leases(3)	$(182,000)	$(31,000)	$(5,000)	$(371,000)	$(31,000)	$(19,000)
Above-market ground lease(4)	$(8,000)	$-	$-	$(24,000)	$-	$-

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated and combined statements of operations for the periods presented.
(2)	The amortization of above-market tenant leases is recorded as a decrease to rental revenues in the consolidated and combined statements of operations for the periods presented.
(3)	The accretion of below-market tenant leases is recorded as an increase to rental revenues in the consolidated and combined statements of operations for the periods presented.
(4)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated and combined statements of operations for the periods presented.

5.	Notes Receivable

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

The following table summarizes the balance of our notes receivable:

	September 30, 2014	December 31, 2013
Face Amount	$13,965,000	$14,161,000
Unrecognized Accretable Yield	(827,000)	(1,022,000)
Note Receivable(1)	$13,138,000	$13,139,000

(1)	This is a mortgage loan secured by 32401-32803 Calle Perfecto.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Notes Payable

The following table summarizes our notes payable:

	September 30, 2014		December 31, 2013		Contractual Maturity Date		Interest Rate
Fixed Rate Debt
RIF V - Jersey, LLC	$5,058,000	(1)	$5,189,000	(1)	1/1/2015		5.450%	(2)
The Park	3,089,000	(3)	3,177,000	(3)	3/1/2031		5.125%	(4)
2980 San Fernando	10,414,000	(5)	-		7/1/2015		5.088%	(2)
Variable Rate Debt
RIF V - Glendale Commerce Center, LLC	42,750,000		42,750,000		5/1/2016	(6)	LIBOR + 2.00%
Term Loan (7)	60,000,000		60,000,000		8/1/2019	(10)	LIBOR + 1.90%
Term Loan(8)	48,500,000		-		6/24/2017	(9)	LIBOR + 1.55%
$100M Term Loan Facility	100,000,000		-		6/11/2019		LIBOR + 1.35%
Unsecured Credit Facility
$200M Revolving Facility	-		81,375,000		6/11/2018	(10)	LIBOR + 1.40%	(11)

Total	$269,811,000		$192,491,000

(1)	Includes unamortized debt premium of $12,000 at September 30, 2014 and $50,000 at December 31, 2013.
(2)	Monthly payments of interest and principal based on 30-year amortization table.
(3)	Includes unamortized debt discount of $115,000 at September 30, 2014 and $118,000 at December 31, 2013.
(4)	Monthly payments of interest and principal based on 20-year amortization table.
(5)	Includes unamortized debt premium of $215,000 at September 30, 2014.
(6)	Two additional one year extensions available at the borrower’s option.
(7)	Loan is secured by six properties.
(8)	Loan is secured by eight properties.
(9)	One additional two-year extension available at the borrower’s option.
(10)	One additional one-year extension available at the borrower’s option.
(11)	The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the revolver, if the balance is under $100 million or over $100 million, respectively.

On May 30, 2014, in connection with the acquisition of the property located at 2980 San Fernando, we assumed a first mortgage loan that is secured by the property.  The assumed mortgage had a principal balance of $10.3 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial debt premium of $308,000.  The loan, which was put in place in 2005 by the seller, bears interest at a fixed rate of 5.088% with amortization over 30 years, and has a maturity date of July 1, 2015.

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

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of September 30, 2014 and does not consider extension options available to us as noted above:

October 1, 2014 - December 31, 2014	$110,000
2015	15,294,000
2016	42,885,000
2017	48,642,000
2018	150,000
Thereafter	162,618,000
Total (1)	$269,699,000

(1)	Includes gross principal balance of outstanding debt before impact of the $112,000 net debt premium.

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

Interest on the Amended Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating, the applicable LIBOR margin will range from 1.30% to 1.90% (previously 1.35% to 2.05%), for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the Amended Facility). The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.

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

On August 22, 2014, we paid down the outstanding balance of $137.5 million on our Revolver, leaving $200.0 million available for additional borrowings as of September 30, 2014.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated and combined statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of September 30, 2014 is summarized as follows:

Twelve months ending September 30:
2015	$57,703,000
2016	45,147,000
2017	30,232,000
2018	20,722,000
2019	15,429,000
Thereafter	25,722,000
Total	$194,955,000

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

On February 4, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our existing $60.0 million variable-rate term loan.  Each of the two swaps has a notional value of $30.0 million, which will be in effect beginning in 2015. We are required to make certain monthly fixed rate payments calculated on notional amounts of $30.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The first forward swap will effectively fix the annual interest rate payable on $30.0 million of debt at 3.726% for the period from January 15, 2015 to February 15, 2019. The second forward swap will effectively fix the annual interest rate payable on the other $30.0 million of debt at 3.91% for the period from July 15, 2015 to February 15, 2019.

On August 19, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our $100.0 million Term Loan Facility.  Each of the two swaps has a notional value of $50.0 million.  The first swap has an effective date of August 14, 2015 and a maturity date of December 14, 2018.  The second swap has an effective date of February 16, 2016 and a maturity date of December 14, 2018.  We are required to make certain monthly fixed rate payments calculated on notional amounts of $50.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The interest rate swaps will effectively fix the annual interest rate payable on our Term Loan Facility at 1.79% for the first swap and 2.005% for the second swap, plus an applicable margin under the terms of the Amended Facility.

Prior to our IPO, our predecessor was party to an interest rate swap that was not designated as a hedge, and as such, the changes in its fair value were recognized in earnings.  This interest rate swap reached its natural termination on March 15, 2013.  As of September 30, 2014 and December 31, 2013, we do not have any derivatives that are not designated as hedges.

The following table presents a summary of our derivative instruments designated as hedging instruments. We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Fair Value		Notional Amount in Effect as of
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Assets:
Interest Rate Swap(1)	8/14/2015	12/14/2018	1.790%	$209,000	$-	$-	$-
Interest Rate Swap(1)	2/16/2016	12/14/2018	2.005%	$187,000	$-	$-	$-
Liabilities:
Interest Rate Swap(2)	1/15/2015	2/15/2019	1.826%	$132,000	$-	$-	$-
Interest Rate Swap(2)	7/15/2015	2/15/2019	2.010%	$97,000	$-	$-	$-

(1)	The fair value of this interest rate swap is included in the line item “Other assets” on the accompanying consolidated balance sheets.
(2)	The fair value of this interest rate swap is included in the line item “Accounts payable, accrued expenses and other liabilities” on the accompanying consolidated balance sheets.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the impact of our derivative instruments on our consolidated and combined statement of operations for the periods presented:

.	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$626,000	$-	$-	$167,000	$-	$-
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	-	-	-	-	-	-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	-	-	-	-	-	-

Interest Rate Swaps Not in Cash Flow Hedging Relationships:
Amount of realized and unrealized gain recognized in earnings under "Gain on mark-to-market of interest rate swaps"	-	-	-	-	-	49,000

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that an additional $504,000 will be reclassified as an increase to interest expense.

Credit-risk-related Contingent Features

Certain of our agreements with our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then we could also be declared in default on its derivative obligations.

 Certain of our agreements with our derivative counterparties contain provisions where if a merger or acquisition occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

As of September 30, 2014, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $245,000.  As of September 30, 2014, we have not posted any collateral related to these agreements.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of September 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2014, which we measure on a recurring basis by level within the fair value hierarchy.  There were no assets or liabilities that we measure at fair value on a recurring basis as of December 31, 2013.

	Fair Value Measurement Using
At September 30, 2014	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Assets	$396,000	$-	$396,000	$-
Interest Rate Swap Liabilities	$(229,000)	$-	$(229,000)	$-

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

The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2014 and December 31, 2013:

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Notes Payable at:
September 30, 2014	$269,754,000	$-	$-	$269,754,000	$269,811,000
December 31, 2013	$192,492,000	$-	$-	$192,492,000	$192,491,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated and combined statements of operations. We recorded $46,000 for the three months ended September 30, 2014, $30,000 for the period from July 24, 2013 to September 30, 2013, $8,000 for the period from July 1, 2013 to July 23, 2013, $162,000 for the nine months ended September 30, 2014 and $87,000 for the period from January 1, 2013 to July 23, 2013, in management, leasing and development services revenue.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in RIF IV.  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors. During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

plaintiffs.  The aggregate amounts paid by the Company in these settlements was not material. Plaintiffs assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.   While we believe that the action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial condition.

Environmental

We generally will perform environmental site assessments at properties we are considering acquiring.  After the acquisition of such properties, we continue to monitor the properties for the presence of hazardous or toxic substances. From time to time, we acquire properties with known adverse environmental conditions.  If at the time of acquisition, losses associated with environmental remediation obligations are probable and can be reasonably estimable, we record a liability.

On February 25, 2014, we acquired the property located at West 228th Street.  Before purchasing the property, during the due diligence phase, we engaged with a third party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements.  The total remediation costs were estimated to be $1.3 million.

To address the estimated costs associated with the environmental issues at the West 228th Street property, we entered into an Environmental Holdback Escrow Agreement (the “Holdback Agreement”) with the seller, whereby $1.3 million of the purchase price, which would have otherwise been paid to the seller, was to be placed into an escrow account to be used to pay remediation costs.  In addition, we have also funded $100,000 into the escrow account.  According to the Holdback Agreement, the seller has no liability or responsibility to pay for remediation costs in excess of $1.3 million.

As part of the purchase price allocation, we have recorded a contingent liability in the amount of $1.2 million in the line item Accounts payable, accrued expenses and other liabilities on the balance sheet, related to the estimated cost to remediate potential environmental liabilities that existed prior to the acquisition date. Based on the Holdback Agreement, we have recorded a corresponding $1.2 million indemnification asset in the line item Other assets on the balance sheet.  We expect that resolution of the environmental matters relating to the above will not have a material impact on our consolidated financial condition, results of operations or cash flows.

Rent Expense

As of September 30, 2014, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

The future minimum commitment under our ground lease and corporate office lease as of September 30, 2014 is as follows:

	Office Lease	Ground Rent
October 1, 2014 - December 31, 2014	$100,000	$36,000
2015	434,000	144,000
2016	520,000	144,000
2017	542,000	144,000
2018	559,000	144,000
Thereafter	337,000	6,252,000
Total	$2,492,000	$6,864,000

Tenant Related

As of September 30, 2014, we had commitments of $1.0 million for tenant improvement and construction work under the terms of leases with certain of our tenants.

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

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share:

	September 30, 2014	December 31, 2013
Assets	$63,054,000	$61,422,000
Liabilities	(42,834,000)	(42,475,000)
Partners'/members' equity	$20,220,000	$18,947,000

	Three Months Ended September 30, 2014(1)	Period From July 24, 2013 to September 30, 2013(1)	Period From July 1, 2013 to July 23, 2013(2)	Nine Months Ended September 30, 2014(1)	Period From July 24, 2013 to September 30, 2013(1)	Period From January 1, 2013 to July 23, 2013(2)
Revenues	$2,123,000	$5,946,000	$2,270,000	$5,856,000	$5,946,000	$6,516,000
Expenses	(1,920,000)	(5,001,000)	(1,928,000)	(5,283,000)	(5,001,000)	(7,296,000)
Net income (loss)	$203,000	$945,000	$342,000	$573,000	$945,000	$(780,000)

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)Includes summarized financial information for our equity method investment property located at 3001-3233 Mission Oaks Boulevard.

(2)Includes summarized financial information for properties located at 3001-3233 Mission Oaks Boulevard and 10439-10477 Roselle St.

Our unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $103,000 for the three months ended September 30, 2014, $86,000 for the period from July 24, 2013 to September 30, 2013, $24,000 for the period from July 1, 2013 to July 23, 2013, $291,000 for the nine months ended September 30, 2014, and $218,000 for the period from January 1, 2013 to July 23, 2013.

We recognized management, leasing and development revenue of $97,000 for the three months ended September 30, 2014, $222,000 for the period from July 24, 2013 to September 30, 2013, $0 for the period from July 1, 2013 to July 23, 2013, $366,000 for the nine months ended September 30, 2014, and $207,000 for the period from January 1, 2013 to July 23, 2013, which has been recorded in management, leasing and development services.

13.	Discontinued Operations And Properties Held For Sale

Dispositions

The table below summarizes the properties sold during the nine months ended September 30, 2014 and 2013.  The results of operations and the gain or loss on sale of the property are reported under Discontinued Operations in the Consolidated and Combined Statements of Operations.

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

On August 29, 2014, we sold our property located at 500-560 Zenith Drive (37,992 square feet) for $1,822,000 and recognized a loss on sale of $150,000.  The results of operations and loss on sale for the property sold during the period are reported as part of Net Income (Loss) from Continuing Operations in the Consolidated and Combined Statements of Operations.

Discontinued Operations

Income from discontinued operations includes the results of operations (prior to disposition) and the gain on sale of real estate attributable to the seven properties in the table above.  Their consolidated results of operations for the three and nine months ended September 30, 2014, and the period from July 24, 2013 to September 30, 2013, and combined results of operations for the period from July 1, 2013 to July 23, 2013, and the period from January 1, 2013 to July 23, 2013, are summarized in the table below.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Revenues	$-	$193,000	$87,000	$85,000	$193,000	$604,000
Operating expenses	-	(36,000)	(10,000)	(57,000)	(36,000)	(312,000)
Interest expense	-	-	(37,000)	-	-	(325,000)
Depreciation and amortization expense	-	(37,000)	(14,000)	(7,000)	(37,000)	(776,000)
Loss on extinguishment of debt	-	-	(17,000)	-	-	(267,000)
Gain on sale of real estate	-	-	-	2,125,000	-	4,989,000
Income from discontinued operations	$-	$120,000	$9,000	$2,146,000	$120,000	$3,913,000

Properties Held for Sale

As of September 30, 2014, we did not have any properties classified as held for sale. Our properties located at 1335 Park Center Drive, 2900 N. Madera Road and 500-560 Zenith Drive were sold during 2014 and classified as held for sale at December 31, 2013.

The major classes of assets and liabilities associated with real estate classified as held for sale are summarized in the table below:

December 31, 2013
Investment in real estate, net	$12,861,000
Other	1,091,000
Assets associated with real estate held for sale	$13,952,000

Mortgage loan	$-
Accounts payable and other liabilities	596,000
Liabilities associated with real estate held for sale	$596,000

14.	Equity

Common Stock

On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at a price of $13.50 per share.  The net proceeds of the follow-on offering were approximately $221.8 million, after deducting the underwriting discount and offering costs of approximately $11.1 million.  On August 19, 2014, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 17,250,000 common units of partnership interests in the Operating Partnership (“OP Units”).

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 2,646,027 OP Units and represented approximately 5.8% of our Operating Partnership as of September 30, 2014. OP Units and shares of our common stock have essentially the same economic characteristics, as they

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the three and nine months ended September 30, 2014, 363,232 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $4.1 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders equity.

2013 Incentive Award Plan

In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, long term incentive plan units in our Operating Partnership and other stock based and cash awards to our non-employee directors, employees and consultants. The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 2,040,528 shares of common stock remain available for issuance as of September 30, 2014).

Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions generally expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. During the three and nine months ended September 30, 2014 and the period from July 24, 2013 to September 30, 2013, we recognized net equity compensation expense of $340,000, $791,000 and $382,000, respectively, related to the restricted common stock grants ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. During the three and nine months ended September 30, 2014, and the period from July 24, 2013 to September 30, 2013, we capitalized $36,000, $106,000 and $14,000 respectively, related to these employees.

The following is a table summarizing our unvested restricted stock activity for the three months ended September 30, 2014:

Number of Unvested Shares of Restricted Common Stock
Balance at January 1, 2014	140,468
Granted	121,357
Forfeited	(29,664)
Vested(1)	(34,020)
Balance at September 30, 2014	198,141

(1)

6,928 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company's common stock on the NYSE to satisfy tax obligations.

The following is a vesting schedule of the total unvested shares of restricted stock outstanding as of September 30, 2014:

Shares
October 1, 2014 - December 31, 2014	-
2015	72,640
2016	56,542
2017	53,713
2018	15,246
198,141

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

ASC Topic 718: Compensation - Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have estimated a forfeiture rate of 5.3% for unvested restricted stock as of September 30, 2014.  As of September 30, 2014, there was $1.8 million of total unrecognized compensation expense related to the unvested shares of our restricted common stock assuming the forfeiture rate noted above, of which $0.2 million will be capitalized for employees who provide leasing and construction services. As of September 30, 2014, this expense is expected to be recognized over a weighted average remaining period of 23 months.

Changes in Accumulated Other Comprehensive Income

The following table summarizes the changes in our Accumulated Other Comprehensive Income balance for the nine months ended September 30, 2014, which consists solely of adjustments related to our cash flow hedges:

Accumulated Other Comprehensive Income
Balance at January 1, 2014	$-
Other comprehensive income before reclassifications	167,000
Amounts reclassified from accumulated other comprehensive income to interest expense	-
Net current period other comprehensive income	167,000
Less other comprehensive income attributable to noncontrolling interests	(9,000)
Other comprehensive income attributable to common stockholders	158,000
Balance at September 30, 2014	$158,000

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTIRAL REALTY, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Period from July 24, 2013 to September 30, 2013
Numerator:
Net income (loss) from continuing operations	$(679,000)	$(1,315,000)	$175,000
Net (income) loss from continuing operations attributable to noncontrolling interests	80,000	127,000	(23,000)
Income from continuing operations attributable to participating securities	(24,000)	(64,000)	(5,000)
Income (loss) from continuing operations attributable to Rexford Industrial Realty, Inc.	$(623,000)	$(1,252,000)	$147,000
Income from discontinued operations	$-	$2,146,000	$120,000
Income from discontinued operations attributable to noncontrolling interests	-	(207,000)	(16,000)
Income from discontinued operations attributable to participating securities	-	-	(4,000)
Income from discontinued operations attributable to Rexford Industrial Realty, Inc.	$-	$1,939,000	$100,000
Net income (loss) attributable to Rexford Industrial Realty, Inc. and participating securities	$(599,000)	$751,000	$256,000
Net income attributable to participating securities	(24,000)	(64,000)	(9,000)
Net income (loss) attributable to Rexford Industrial Realty, Inc.	$(623,000)	$687,000	$247,000
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	33,527,183	28,151,818	24,574,432
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations available to common stockholders	$(0.02)	$(0.04)	$0.01
Net income from discontinued operations available to common stockholders	$-	$0.07	$-
Net income (loss) available to common stockholders	$(0.02)	$0.02	$0.01

Participating securities include 198,141 and 920,734 shares of unvested restricted stock outstanding at September 30, 2014 and 2013, respectively, which participate in non-forfeitable dividends of the Company. As participating security holders are not obligated to share in losses of the Company, participating securities have been allocated earnings, in proportion to total weighted average shares outstanding, based upon the greater of net income or common dividends declared.

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as its inclusion would have been antidilutive.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the three and nine months ended September 30, 2014 and for the period from July 24, 2013 to September 30, 2013.

16.	Predecessor Equity

Controlling interests in our Predecessor include the interests owned by partners of RILLC, and Rexford Sponsor V LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our Predecessor’s financial statements during the period from January 1, 2013 to July 23, 2013.

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

Our Predecessor expensed $899,000 and $985,000 during the period from July 1, 2013 to July 23, 2013 and the period from January 1, 2013 to July 23, 2013, respectively, related to these equity awards.

17.	Subsequent Events

On October 1, 2014, we repaid the $5.0 million outstanding balance on our loan secured by the property located at 10700 Jersey Boulevard.  We repaid the balance using available cash on hand and did not incur any prepayment penalties for repaying in advance of the maturity date of January 1, 2015.

On October 23, 2014, 59,282 shares of restricted common stock were granted to each of our named executive officers (Messrs. Frankel and Schwimmer).  These shares will vest 25%, 25% and 50% on each of the first, second and third anniversaries of the date of grant.

Subsequent to September 30, 2014, 141,198 OP Units were converted into an equivalent number of shares of common stock.

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

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of September 30, 2014, our consolidated portfolio consisted of 86 properties with approximately 8.6 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns three properties located in Ventura County with approximately 1.2 million square feet, which we manage. In addition we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

We did not have any meaningful operating activity until the consummation of our initial public offering (“IPO”) and the related acquisition of certain assets of our Predecessor as part of our formation transactions on July 24, 2013.  The historical financial results in these financial statements for the period from July 1, 2013 to July 23, 2013 and the period from January 1, 2013 to July 23, 2013 relate to our accounting predecessor. Our Predecessor is comprised of Rexford Industrial, LLC, Rexford Sponsor V, LLC, Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries, which consist of Rexford Industrial Fund I, LLC, Rexford Industrial Fund II, LLC, Rexford Industrial Fund III, LLC, Rexford Industrial Fund IV, LLC, Rexford Industrial Fund V, LP and their subsidiaries (collectively the “Predecessor Funds”). The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.

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

Occupancy Rates. As of September 30, 2014, our consolidated portfolio was approximately 91.8% occupied and 92.3% leased. The difference between our occupancy rate and leased rate is attributed to our uncommenced leases. Our occupancy rate is impacted by market conditions in the areas in which we operate. San Diego County, where our properties were 82.4% occupied as of September 30, 2014. By way of comparison, our Los Angeles County properties and Orange County properties were 95.4% and 90.3% occupied, respectively, as of September 30, 2014. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, four of our properties, representing 290,181 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 93.3% occupied as of September 30, 2014.  During the three months ended September 30, 2014, we entered into 11 leases (excluding renewals) that had not commenced as of September 30, 2014, representing 41,803 square feet, or an additional 0.5% of our total rentable square feet (net of renewals). We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. The following table sets forth our leasing activity for the three and nine months ended September 30, 2014:

	Gross Leasing Activity
	New Leases		Renewals			Renewal Retention %		Expiring Leases
Quarter	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet
Q3-14	50	253,422	76	438,251	2.9%	65.0%	70.1%	117	624,995
Q2-14	44	208,819	72	363,798	6.1%	64.9%	62.5%	111	582,344
Q1-14	41	307,102	53	351,995	3.9%	55.2%	56.9%	96	618,303
Total/Weighted Average	135	769,343	201	1,154,044	4.2%	62.0%	63.2%	324	1,825,642

During the nine months ended September 30, 2014, we executed 135 new leases covering 769,343 square feet and renewed 201 leases covering 1,154,044 square feet, while 123 leases covering 671,598 square feet vacated.  Of the 671,598 square feet that vacated, 96,430 square feet was a result of 25 tenant defaults, while the remaining 575,168 square feet was a result of 98 natural lease expirations. Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego County, have been slower to recover.

Of the 201 leases that we renewed during the nine months ended September 30, 2014, the cash renewal spreads increased on average by 4.2%.  Of the 135 new leases that were executed during the nine months ended September 30, 2014, the cash renewal spreads increased by 3.7% when compared to the ending cash rental rates on the expiring leases for the same space. We believe that while the recovery in our markets has generally been uneven, our recent leasing statistics are indicative of a trend of improving leasing fundamentals. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired 24 properties during the nine months ended September 30, 2014. At the time of acquisition of some of these properties, our underwriting and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of September 30, 2014, in addition to approximately 706,000 rentable square feet of currently available space in our properties, leases representing approximately 6.8% and 17.0% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2014 and December 31, 2015, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” during the nine months ended September 30, 2014. We renewed approximately 62.0% of leases scheduled to expire which represented approximately 63.2% of the aggregate rentable square footage under all expiring leases.

The leases scheduled to expire during the years ending December 31, 2014, and December 31, 2015, represent approximately 5.6% and 19.4% respectively, of the total annualized rent for our portfolio at September 30, 2014. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2014 and 2015 are currently at or slightly below current market asking rents. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2014 and 2015 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As of September 30, 2014, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from approximately 45 employees presently to between 60 and 70 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

In determining the fair value of intangible lease assets or liabilities, we consider Level 3 inputs. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property, that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.

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

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the nine months ended September 30, 2014, and the period from July 1, 2013 through December 31, 2013.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of July 1, 2013 and still owned by us as of September 30, 2014.  Results for our Same Properties Portfolio exclude our joint venture or tenants-in-common properties, any properties that were acquired or sold during the nine months ended September 30, 2014 and the period from July 1, 2013 through December 31, 2013, and corporate general and administrative expenses.

Our results of operations for the three months ended September 30, 2014, and for the period from July 24, 2013 to September 30, 2013, contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from July 1, 2013 to July 23, 2013 contain the combined results of our Predecessor. In our analysis below, we have combined the results of our Predecessor and Rexford Industrial Realty, Inc. for combined results for the three months ended September 30, 2013, in order to compare the Company’s results for the three months ended September 30, 2014.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/	%	Three Months Ended September 30,		Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$9,799,000	$9,525,000	$274,000	2.9%	$15,516,000	$10,024,000	$5,492,000	54.8%
Tenant reimbursements	1,192,000	1,050,000	142,000	13.5%	2,052,000	1,082,000	970,000	89.6%
Management, leasing and development services	-	-	-	-%	171,000	294,000	(123,000)	(41.8%)
Other income	13,000	46,000	(33,000)	(71.7%)	16,000	60,000	(44,000)	(73.3%)
TOTAL RENTAL REVENUES	11,004,000	10,621,000	383,000	3.6%	17,755,000	11,460,000	6,295,000	54.9%
Interest income	283,000	254,000	29,000	11.4%	281,000	254,000	27,000	10.6%
TOTAL REVENUES	11,287,000	10,875,000	412,000	3.8%	18,036,000	11,714,000	6,322,000	54.0%
EXPENSES
Property expenses	3,119,000	3,001,000	118,000	3.9%	4,879,000	3,217,000	1,662,000	51.7%
General and administrative	-	-	-	-%	3,273,000	4,385,000	(1,112,000)	(25.4%)
Depreciation and amortization	4,247,000	3,754,000	493,000	13.1%	8,032,000	3,912,000	4,120,000	105.3%
TOTAL OPERATING EXPENSES	7,366,000	6,755,000	611,000	9.0%	16,184,000	11,514,000	4,670,000	40.6%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	-%	426,000	126,000	300,000	238.1%
Interest expense	293,000	1,456,000	(1,163,000)	(79.9%)	1,957,000	1,950,000	7,000	0.4%
TOTAL OTHER EXPENSE	293,000	1,456,000	(1,163,000)	(79.9%)	2,383,000	2,076,000	307,000	14.8%
TOTAL EXPENSES	7,659,000	8,211,000	(552,000)	(6.7%)	18,567,000	13,590,000	4,977,000	36.6%
Equity in income of unconsolidated real estate entities	-	-	-		2,000	92,000	(90,000)
Loss on extinguishment of debt	-	(3,668,000)	3,668,000		-	(3,918,000)	3,918,000
Loss on sale of real estate	-	-	-		(150,000)	-	(150,000)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,628,000	(1,004,000)	4,632,000		(679,000)	(5,702,000)	5,023,000
DISCONTINUED OPERATIONS
Income from discontinued operations before gains on sale of real estate	-	-	-		-	146,000	(146,000)
Loss on extinguishment of debt	-	-	-		-	(17,000)	17,000
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		-	129,000	(129,000)
NET INCOME (LOSS)	$3,628,000	$(1,004,000)	$4,632,000		$(679,000)	$(5,573,000)	$4,894,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.3 million, or 2.9%, and $5.5 million, or 54.8%, respectively, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 31 properties we acquired between July 1, 2013 and September 30, 2014, and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.1 million, or 13.5%, and $1.0 million, or 89.6% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 31 properties we acquired between July 1, 2013 and September 30, 2014, and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 41.8%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This was primarily due to lower management fee revenue and commissions from our management of properties not owned by us for comparable periods.

Property Expenses

Our Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues remained unchanged at 28.3% and decreased to 27.5% from 28.1%, respectively, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Our Total Portfolio property expenses increased by $1.7 million, or 51.7%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily as a result of incremental expenses from the 31 properties we acquired between July 1, 2013 and September 30, 2014, and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

General and Administrative

Our Total Portfolio general and administrative expenses decreased $1.1 million, or 25.4%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The decrease is primarily due to the cumulative year-to-date non-cash equity compensation charge for our Predecessor in the amount of $0.9 million and a decrease in bonus accruals of $0.6 million, partially offset by higher legal expenses of $0.2 million combined with higher corporate public company expenses and additional headcount.

Depreciation and Amortization

Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased $0.5 million, or 13.1%, and $4.1 million, or 105.3%, respectively, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase for Same Properties Portfolio was primarily due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Our Total Portfolio depreciation and amortization expense also increased due to incremental expenses from the 31 properties we acquired between July 1, 2013 and September 30, 2014, and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased $0.3 million, or 238.1%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due to the higher volume of acquisitions during the three months ended September 30, 2014 compared to the same period in 2013.

Interest Expense

Our Same Properties Portfolio interest expense for the three months ended September 30, 2014 is not comparable to the three months ended September 30, 2013, due to the change in our debt structure at the time of the IPO.  Our Total Portfolio interest expense increased $7,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the increase in borrowings on our revolving credit facility for comparable periods, partially offset by the pay down of mortgage debt at the consummation of the IPO.

Equity in Income of Unconsolidated Real Estate Entities

Our Total Portfolio equity in income of unconsolidated real estate entities for the three months ended September 30, 2014 is not comparable to the three months ended September 30, 2013. The equity in income of unconsolidated real estate entities of $0.1 million for the three months ended September 30, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in income of unconsolidated real estate entities of $2,000 for three months ended September 30, 2014 only includes our equity interest in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013.

Loss on Extinguishment of Debt

Our Same Properties Portfolio and Total Portfolio loss on extinguishment of debt of $3.7 million and $3.9 million, respectively, for the three months ended September 30, 2013 is due to pre-payment charges incurred as a result of the pay down of mortgage debt at the consummation of our IPO.

Loss on Sale of Real Estate

Our Total Portfolio loss on sale of real estate of $0.2 million for the three months ended September 30, 2014 relates to the disposition of our property located at 500-560 Zenith Drive, in Glenview, Illinois.

Discontinued Operations

Our income from discontinued operations of $0.1 million for the three months ended September 30, 2013 is comprised primarily of income from discontinued operations of our property located at 1335 Park Center Drive, which was disposed of during the first quarter of 2014.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the nine months ended September 30, 2014 and the year ended December 31, 2013.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of January 1, 2013, and still owned as of September 30, 2014.  Results for our Same Properties Portfolio exclude our joint venture or tenants-in-common properties, any properties that were acquired or sold during the nine months ended September 30, 2014 and the year ended December 31, 2013, and corporate general and administrative expenses.

Our results of operations for the nine months ended September 30, 2014 and for the period from July 24, 2013 to September 30, 2013, contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from January 1, 2013 to July 23, 2013 contain the combined results of our Predecessor. In our analysis below, we have combined the results of our Predecessor and Rexford Industrial Realty, Inc. for combined results for the nine months ended September 30, 2013, in order to compare the Company’s results for the nine months ended September 30, 2014.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	For the Nine Months Ended September 30,		Increase/	%	For the Nine Months Ended September 30,		Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$24,587,000	$23,667,000	$920,000	3.9%	$39,917,000	$26,846,000	$13,071,000	48.7%
Tenant reimbursements	2,757,000	2,488,000	269,000	10.8%	5,244,000	3,040,000	2,204,000	72.5%
Management, leasing and development services	-	-	-	-%	654,000	725,000	(71,000)	(9.8%)
Other income	52,000	201,000	(149,000)	(74.1%)	73,000	227,000	(154,000)	(67.8%)
TOTAL RENTAL REVENUES	27,396,000	26,356,000	1,040,000	3.9%	45,888,000	30,838,000	15,050,000	48.8%
Interest income	837,000	825,000	12,000	1.5%	835,000	889,000	(54,000)	(6.1%)
TOTAL REVENUES	28,233,000	27,181,000	1,052,000	3.9%	46,723,000	31,727,000	14,996,000	47.3%
EXPENSES
Property expenses	7,683,000	7,229,000	454,000	6.3%	12,905,000	8,451,000	4,454,000	52.7%
General and administrative	-	-	-	-%	8,658,000	6,920,000	1,738,000	25.1%
Depreciation and amortization	10,286,000	8,745,000	1,541,000	17.6%	20,165,000	10,047,000	10,118,000	100.7%
TOTAL OPERATING EXPENSES	17,969,000	15,974,000	1,995,000	12.5%	41,728,000	25,418,000	16,310,000	64.2%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	-%	1,411,000	843,000	568,000	67.4%
Interest expense	173,000	9,133,000	(8,960,000)	(98.1%)	4,745,000	10,112,000	(5,367,000)	(53.1%)
Gain on mark-to-market interest rate swaps	-	-	-	-%	-	(49,000)	49,000	(100.0%)
TOTAL OTHER EXPENSE	173,000	9,133,000	(8,960,000)	(98.1%)	6,156,000	10,906,000	(4,750,000)	(43.6%)
TOTAL EXPENSES	18,142,000	25,107,000	(6,965,000)	(27.7%)	47,884,000	36,324,000	11,560,000	31.8%
Equity in loss of unconsolidated real estate entities	-	-	-		(4,000)	(832,000)	828,000
Gain from early repayment of note receivable	-	-	-		-	1,365,000	(1,365,000)
Loss on extinguishment of debt	-	(3,451,000)	3,451,000		-	(3,955,000)	3,955,000
Loss on sale of real estate	-	-	-		(150,000)	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,091,000	(1,377,000)	11,468,000		(1,315,000)	(8,019,000)	6,854,000
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	-	-		21,000	(689,000)	710,000
Loss on extinguishment of debt	-	-	-		-	(267,000)	267,000
Gain on sale of real estate	-	-	-		2,125,000	4,989,000	(2,864,000)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		2,146,000	4,033,000	(1,887,000)
NET INCOME (LOSS)	$10,091,000	$(1,377,000)	$11,468,000		$831,000	$(3,986,000)	$4,967,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.9 million, or 3.9%, and $13.1 million, or 48.7%, respectively, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 35 properties we acquired between January 1, 2013 and September 30, 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.3 million, or 10.8%, and $2.2 million or 72.5%, respectively, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods.  Our Total Portfolio was also positively impacted by the revenues from the 35 properties we acquired between January 1, 2013 and September 30, 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 9.8%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  This was primarily due to lower management fee revenue and commissions from our management of properties not owned by us for comparable periods.

Other Income

Our Same Properties Portfolio and Total Portfolio other income decreased by $0.1 million, or 74.1%, and $0.2 million, or 67.8% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  This was primarily due to the receipt of construction easement income at one our properties during the nine months ended September 30, 2013.

Property Expenses

Our Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues increased to 28.0% and 28.1%, respectively, during the nine months ended September 30, 2014 from 27.4% and 27.4%, respectively, during the nine months ended September 30, 2013, primarily due to an increase in overhead expenses in the 2014 period due to the growth of the company. In addition, our Total Portfolio property expenses also increased by $4.5 million primarily as a result of incremental expenses from the 35 properties we acquired between January 1, 2013 and September 30, 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

General and Administrative

Our Total Portfolio general and administrative expenses increased $1.7 million, or 25.1%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase is primarily due to higher corporate public company expenses of $0.8 million, higher legal expenses of $0.6 million, higher payroll and employment fees of $0.5 million due to increased staffing levels, and higher post-IPO non-cash equity compensation of $0.3 million, partially offset by non-cash equity compensation expense for our Predecessor in the amount of $1.0 million.

Depreciation and Amortization

Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased $1.5 million, or 17.6%, and $10.1 million, or 100.7%, respectively, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in Same Property Portfolio is primarily due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Our Total Portfolio depreciation and amortization expense also increased due to incremental expenses from the 35 properties we acquired between January 1, 2013 and September 30, 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased $0.6 million, or 67.4%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to the higher volume of acquisitions during the nine months ended September 30, 2014 compared to the same period in 2013.

Interest Expense

Our Same Properties Portfolio interest expense for the nine months ended September 30, 2014 is not comparable to the nine months ended September 30, 2013, due to the change in our debt structure at the time of the IPO.  Our Total Portfolio interest expense decreased $5.4 million, or 53.1%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the pay down of mortgage debt at the consummation of our IPO.

Gain on mark-to-market interest rate swaps

Our Total Portfolio gain on mark-to-market interest rate swaps decreased $49,000 or 100.0%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to the expiration of our interest rate swaps during the nine months ended September 30, 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities of $0.8 million for the nine months ended September 30, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in loss of unconsolidated real estate entities of $4,000 for the nine months ended September 30, 2014 only includes our equity interest in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013.  The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during the nine months ended September 30, 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the nine months ended September 30, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California.

Loss on Extinguishment of Debt

Our Same Properties Portfolio and Total Portfolio loss on extinguishment of debt of $3.5 million and $4.0 million, respectively, for the nine months ended September 30, 2013, is primarily due to pre-payment charges incurred as a result of the pay down of mortgage debt at the consummation of our IPO.

Loss on Sale of Real Estate

Our Total Portfolio loss on sale of real estate of $0.2 million for the nine months ended September 30, 2014 relates to the disposition of our property located at 500-560 Zenith Drive, in Glenview, Illinois.

Discontinued Operations

Our income from discontinued operations of $2.1 million for the nine months ended September 30, 2014 is comprised primarily of the gain related to the sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 Madera Road.  Our income from discontinued operations of $4.0 million for the nine months ended September 30, 2013 is comprised primarily of the gain related to the disposition of our properties located at 4578 Worth Street, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed properties as well as the property located at 1335 Park Center Drive.

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

Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization, gains and losses from property dispositions, and asset impairments, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of performance used by other REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income (loss), the nearest GAAP equivalent:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Funds From Operations (FFO)
Net income (loss)	$(679,000)	$295,000	$(5,868,000)	$831,000	$295,000	$(4,281,000)
Add:
Depreciation and amortization, including amounts in discontinued operations	8,032,000	3,062,000	901,000	20,172,000	3,062,000	7,798,000
Depreciation and amortization from unconsolidated joint ventures and tenants in common(1)	103,000	96,000	107,000	291,000	96,000	720,000
Impairment writedowns of depreciable real estate - unconsolidated joint ventures and tenants in common	-	-	-	-	-	837,000
Loss on extinguishment of debt	-	-	3,935,000	-	-	4,222,000
Loss on sale of real estate	150,000			150,000
Deduct:
Gain on sale of real estate	-	-	-	(2,125,000)	-	(4,989,000)
Funds from operations	$7,606,000	$3,453,000	$(925,000)	$19,319,000	$3,453,000	$4,307,000

(1)

Amount represents our 15% ownership of Mission Oaks unconsolidated joint venture for the three and nine months ended September 30, 2014, and the period from July 24, 2013 to September 30, 2013, and our 15% ownership of Mission Oaks unconsolidated joint venture and 70% tenant-in-common interest in La Jolla Sorrento for the period from July 1, 2013 to July 23, 2013 and the period from January 1, 2013 to July 23, 2013.

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

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Rental revenues	$15,516,000	$7,640,000	$2,384,000	$39,917,000	$7,640,000	$19,206,000
Tenant reimbursements	2,052,000	828,000	254,000	5,244,000	828,000	2,212,000
Other income	16,000	40,000	20,000	73,000	40,000	187,000
Total operating revenues	17,584,000	8,508,000	2,658,000	45,234,000	8,508,000	21,605,000
Property expenses	4,879,000	2,527,000	690,000	12,905,000	2,527,000	5,924,000
Net Operating Income	$12,705,000	$5,981,000	$1,968,000	$32,329,000	$5,981,000	$15,681,000
Fair value lease revenue	151,000	122,000	44,000	305,000	122,000	239,000
Straight line rent adjustment	(227,000)	(156,000)	29,000	(806,000)	(156,000)	(124,000)
Cash Net Operating Income	$12,629,000	$5,947,000	$2,041,000	$31,828,000	$5,947,000	$15,796,000

The following is reconciliation from net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Net income (loss)	$(679,000)	$295,000	$(5,868,000)	$831,000	$295,000	$(4,281,000)
Add:
General and Administrative	3,273,000	2,500,000	1,885,000	8,658,000	2,500,000	4,420,000
Depreciation and amortization	8,032,000	3,025,000	887,000	20,165,000	3,025,000	7,022,000
Acquisitions Expense	426,000	119,000	7,000	1,411,000	119,000	724,000
Interest Expense	1,957,000	717,000	1,233,000	4,745,000	717,000	9,395,000
Gain on mark-market interest rate swaps	-	-	-	-	-	(49,000)
Loss on sale of real estate	150,000	-	-	150,000	-	-
Loss on extinguishment of debt	-	-	3,935,000	-	-	4,222,000
Deduct:
Management, leasing and development services	171,000	281,000	13,000	654,000	281,000	444,000
Interest income	281,000	191,000	63,000	835,000	191,000	698,000
Equity in income (loss) from unconsolidated real estate entities	2,000	83,000	9,000	(4,000)	83,000	(915,000)
Gain from early repayment of note receivable	-	-	-	-	-	1,365,000
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	120,000	26,000	21,000	120,000	(809,000)
Gain on sale of real estate	-	-	-	2,125,000	-	4,989,000
Net Operating Income	$12,705,000	$5,981,000	$1,968,000	$32,329,000	$5,981,000	$15,681,000
Fair value lease revenue	151,000	122,000	44,000	305,000	122,000	239,000
Straight line rent adjustment	(227,000)	(156,000)	29,000	(806,000)	(156,000)	(124,000)
Cash Net Operating Income	$12,629,000	$5,947,000	$2,041,000	$31,828,000	$5,947,000	$15,796,000

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

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From July 1, 2013 to July 23, 2013	Nine Months Ended September 30, 2014	Period From July 24, 2013 to September 30, 2013	Period From January 1, 2013 to July 23, 2013
Net income (loss)	$(679,000)	$295,000	$(5,868,000)	$831,000	$295,000	$(4,281,000)
Interest expense, including amounts in discontinued operations	1,957,000	717,000	1,270,000	4,745,000	717,000	9,720,000
Proportionate share of interest expense from unconsolidated joint ventures	43,000	32,000	11,000	145,000	32,000	94,000
Depreciation and amortization, including amounts in discontinued operations	8,032,000	3,062,000	901,000	20,172,000	3,062,000	7,798,000
Proportionate share of real estate related depreciation and amortization from unconsolidated joint ventures and tenant in common	103,000	96,000	107,000	291,000	96,000	720,000
EBITDA	$9,456,000	$4,202,000	$(3,579,000)	$26,184,000	$4,202,000	$14,051,000

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, capital expenditures for tenant improvements and leasing commissions and distributions to our common stockholders and holders of common units.  We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations and by drawing on our revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, borrowings available under our revolving credit facility and the issuance of equity securities.

On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at a price per share of $13.50.  The net proceeds, after deducting the underwriting discount and offering costs, were approximately $221.8 million.  The proceeds were partially used to repay the outstanding balance on our revolving credit facility. As of September 30, 2014, our cash and cash equivalents were approximately $60.5 million, and there were no outstanding borrowings under our credit facility, leaving $200.0 million available for additional borrowings.

At September 30, 2014, we had total indebtedness of approximately $269.7 million, excluding the net debt premium of $0.1 million, and additionally, there was approximately $6.2 million of secured indebtedness allocable to our JV which is not reflected on our consolidated balance sheet, reflecting a net debt to total market capitalization of approximately 25.4%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), excluding shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as the sum of our total consolidated indebtedness plus the debt allocable to our JV, less cash and cash equivalents.

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of September 30, 2014 (in thousands):

	Payments by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments (1)	$269,699	$110	$15,294	$42,885	$48,642	$150	$162,618
Interest payments - fixed rate debt	2,077	241	487	153	146	138	912
Interest payments - variable rate debt (2)	16,860	1,134	4,500	3,886	3,212	2,736	1,392
Office lease payments	2,492	100	434	520	542	559	337
Ground lease payments	6,864	36	144	144	144	144	6,252
Tenant-related commitments	1,013	1,013	-	-	-	-	-
Total	$299,005	$2,634	$20,859	$47,588	$52,686	$3,727	$171,511

(1)	Does not include indebtedness outstanding on the three properties owned indirectly by the JV in which we own a 15% interest.
(2)	Based on the 30-day LIBOR rate in effect on September 30, 2014 for each of our variable rate loans based on the rate definition per the loans documents.

Consolidated Indebtedness

At September 30, 2014, we had total indebtedness of approximately $269.7 million excluding the net debt premium of $0.1 million.  Additionally, there was approximately $6.2 million of secured indebtedness allocable to our 15% joint venture interest in the three properties owned indirectly by the JV which is not reflected on our consolidated balance sheet. The weighted average interest rate on our total consolidated indebtedness is 2.0% (based on the LIBOR rates in effect on September 30, 2014, based on the rate definition per the loan documents and a margin of 135 basis points on our term loan facility).  As of September 30, 2014, approximately $251.2 million (representing the outstanding principal amount under our term loan facility, and our three other secured term loans), or approximately 93.2%, of our outstanding long-term debt is exposed to fluctuations in short-term interest rates.

The following table sets forth our consolidated indebtedness as of September 30, 2014:

	Principal (dollars in thousands)		Interest Rate		Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
10700 Jersey Blvd	$5,046		5.45%		5.450%		1/1/2015
Gilbert/La Palma	3,204		5.125%		5.125%		3/1/2031
2980 San Fernando	10,199		5.088%		5.088%		7/1/2015
Subtotal	18,449	(1)
Variable Rate Debt
Glendale Commerce Center	42,750		LIBOR + 2.00%		2.154%	(2)	5/1/2016	(6)
Term Loan	60,000		LIBOR + 1.90%		2.054%	(2)	8/1/2019	(3)
Term Loan	48,500		LIBOR + 1.55%		1.738%	(2)	6/24/2017	(7)
$100M Term Loan Facility	100,000		LIBOR + 1.35%	(4)	1.504%	(2)	6/11/2019
Revolving Credit Facility	-		LIBOR + 1.40%	(4)	1.554%	(2)(5)	6/11/2018	(3)
Subtotal	251,250
Total/Weighted Average	$269,699				2.024%

(1)	Does not include unamortized net debt premium of $112,000 at September 30, 2014.
(2)	Based on the 30-day LIBOR rate as of September 30, 2014, as defined under the respective loan agreements.
(3)	With one 1-year option to extend, provided that certain conditions are satisfied.
(4)	LIBOR margin will range from 1.30% to 1.90% for the revolving credit facility and 1.25% to 1.85% for the term loan facility, depending on our Leverage Ratio, as defined in the loan agreement.
(5)	Includes the effect of the unused commitment fee which is calculated as 0.30% or 0.20% of the daily unused commitment if the balance is under $100 million or over $100 million, respectively.
(6)	With two 1-year option to extend, provided that certain conditions are satisfied.
(7)	With one 2-year option to extend, provided that certain conditions are satisfied.

The following table sets forth our allocated share of secured indebtedness outstanding on three properties owned directly by the JV, in which we own a 15% interest, as of September 30, 2014:

	Principal (1) (dollars in thousands)	Interest Rate	Effective Interest Rate (2)	Contractual Maturity Date (3)

3001 Mission Oaks Blvd	$2,011	LIBOR + 2.50%	2.688%	6/28/2015
3175 Mission Oaks Blvd	3,094	LIBOR + 2.50%	2.688%	6/28/2015
3233 Mission Oaks Blvd	1,120	LIBOR + 2.50%	2.688%	6/28/2015
Total/Weighted Average	$6,225

(1)	Represents 15% of the principal amount of the JV debt based on our 15% interest in the JV.
(2)	Based on a 30-day LIBOR rate of 0.1875% as of September 30, 2014 as defined per the loans documents.
(3)	With two 1-year options to extend, provided that certain conditions are satisfied.

Debt Covenants

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

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated and combined financial statements.

Cash Flows

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table summarizes the cash flows of Rexford Industrial Realty, Inc. and the Predecessor for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change
	(dollars in thousands)
Cash provided by operating activities	$17,901	$8,110	$9,791
Cash used in investing activities	$(240,175)	$(62,362)	$(177,813)
Cash provided by financing activities	$273,818	$15,152	$258,666

Net cash provided by operating activities. Net cash provided by operating activities increased by $9.8 million to $17.9 million for the nine months ended September 30, 2014 compared to $8.1 million for the nine months ended September 30, 2013. The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2013, and lower cash interest paid due to the reduction of debt at the date of our IPO.  These increases were partially offset by the loss of cash flows from property dispositions that occurred after January 1, 2013, and fluctuations in working capital.

Net cash used in investing activities. Net cash used in investing activities increased by $177.8 million to $240.2 million for the nine months ended September 30, 2014 compared to $62.4 million for the nine months ended September 30, 2013. The increase is primarily attributable to an increase of $167.9 million paid toward acquisitions and construction and development projects for comparable periods, a decrease in proceeds of $6.1 million received from property dispositions for comparable periods, and the $5.4 million from the Foothill note receivable repayment during the nine months ended September 30, 2013.

Net cash provided by financing activities. Net cash provided by financing activities of $273.8 million for the nine months ended September 30, 2014 primarily reflects the $221.8 million in net proceeds raised from the completion of our follow-on offering, and new term loan borrowings totaling $148.5 million, partially offset by the net repayment of $81.4 million on our unsecured line of credit, the payment of $12.9 million in dividends and distributions to shareholders and unitholders and the payment of $1.9 million of deferred loan costs related to new borrowings.  Net cash provided by financing activities of $15.2 million for the nine months ended September 30, 2013 primarily reflects the $253.8 million in net proceeds raised from the completion of our IPO and concurrent private placement, partially offset by a net decrease in debt of $194.0 million, the payment of $39.6 million in distributions to Predecessor members, the payment of $2.5 million of mortgage prepayment fees at the date of our IPO and the payment of $2.5 million of deferred loan costs related to new borrowings.

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

On February 4, 2014, we executed two forward interest rate swaps transactions to hedge the variable cash flows associated with our existing $60.0 million variable-rate term loan. Each of the two swaps has a notional value of $30.0 million, which will be in effect beginning in 2015. We are required to make certain monthly fixed rate payments calculated on notional amounts of $30.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The first forward swap will effectively fix the annual interest rate payable on $30.0 million of debt at 3.726% for the period from January 15, 2015 to February 15, 2019.  The second forward swap will effectively fix the annual interest rate payable on the other $30.0 million of debt at 3.91% for the period from July 15, 2015 to February 15, 2019.

On August 19, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our $100.0 million Term Loan Facility.  Each of the two swaps has a notional value of $50.0 million. The first swap has an effective date of August 14, 2015 and a maturity date of December 14, 2018.  The second swap has an effective date of February 16, 2016 and a maturity date of December 14, 2018.  We are required to make certain monthly fixed rate payments calculated on notional amounts of $50.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The interest rate swaps will effectively fix the annual interest rate payable on our Term Loan Facility at 1.79% for the first swap and 2.005% for the second swap, plus an applicable margin under the terms of the Amended Facility.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our variable rate consolidated indebtedness is LIBOR-based. Based on our consolidated indebtedness balance as of September 30, 2014, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.0 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.3 million annually.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

No changes to our internal control over financial reporting were identified that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”).  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors.  During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional plaintiffs.  The aggregate amounts paid by the Company in these settlements was not material.   Plaintiffs assert claims against the Company, RIF III, RIF IV, Rexford Industrial, LLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.   While we believe that the action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares tht May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014(1)	6,928	$14.11	N/A	N/A
August 1, 2014 to August 31, 2014	-	-	N/A	N/A
September 1, 2014 to September 30, 2014	-	-	N/A	N/A
	6,928	$14.11	N/A	N/A

(1)	In July, 2014, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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
10.1

Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014

(incorporated by reference to Exhibit 2.1 of the Form 8-K dated by the registrant on September 15, 2014)

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
101.1*

The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated and Combined Statements of Operations (unaudited), (iii) Consolidated and Combined Statements of Comprehensive Income, (iv) Consolidated and Combined Statements of Changes in Equity (unaudited), (v) Consolidated and Combined Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated and Combined Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

November 5, 2014	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

November 5, 2014	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

November 5, 2014	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)