Form 10-K
period 2014-12-31
Rexford Industrial Realty, Inc.
filed 2015-03-09
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2014 as reported on the New York Stock Exchange (“NYSE”) was approximately $361,065,880. The registrant had no non-voting common equity outstanding on such date. This amount excludes 267,895 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at March 2, 2015 was 55,327,192.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K

PART I

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with expectations;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
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

•	lack of or insufficient amounts of insurance;
•	our failure to complete acquisitions;
•	our failure to successfully integrate acquired properties;
•	our ability to qualify and maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of December 31, 2014, our consolidated portfolio consisted of 98 properties with approximately 9.8 million rentable square feet.  We also own a 15% interest in a joint venture (the “JV”) that indirectly owns one property with approximately 0.5 million square feet, which we also manage.   In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

On July 24, 2013, we completed our initial public offering (“IPO”), issuing a total of 16,000,000 shares of our common stock in exchange for net proceeds of approximately $208.5 million after deducting the underwriter’s discount.  Concurrently with completion of the IPO, we completed our formation transactions, pursuant to which we acquired certain assets of our predecessor funds in exchange for the assumption or discharge of $303.3 million in indebtedness, the payment of $7.2 million in cash, the issuance of 3,697,086 common units of our Operating Partnership and 4,943,225 shares of our common stock.  In connection with the formation transactions, we also completed our concurrent private placement, issuing a total of 3,358,311 shares of our common stock in exchange for gross proceeds of $47.0 million.

On August 21, 2013, we issued an additional 451,972 shares of our common stock for an additional $5.9 million of net proceeds in connection with the partial exercise of the over-allotment option granted to the underwriters in the IPO.

On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at a price per share of $13.50.  The net proceeds were approximately $221.8 million, after deducting the underwriting discount and offering costs of approximately $11.1 million.  A portion of the proceeds from this offering were used to repay the outstanding balance of $137.9 million on our unsecured revolving credit facility at the time of the offering.  The remaining proceeds were primarily used to fund acquisitions.

On February 3, 2015, we completed a second public follow-on offering of 11,500,000 shares of our common stock at a price per share of $16.00.  The net proceeds were approximately $176.4 million, after deducting the underwriting discount and estimated offering costs of approximately $7.6 million.  A portion of the net proceeds from this offering were used to repay the outstanding balance of $116.0 million under our unsecured revolving credit facility on February 6, 2015.

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ending December 31, 2013.

Business Objectives and Growth Strategies

Our primary business objective is to generate attractive risk-adjusted returns for our stockholders through dividends and capital appreciation. We believe that pursuing the following strategies will enable us to achieve this objective:

External Growth through Acquisitions.

We continue to grow our portfolio through disciplined acquisitions in prime Southern California infill markets. We believe that our relationship-, data- and event-driven research allows us to identify and exploit asset mispricing and market inefficiencies. We seek to source transactions from owners with maturing loans, some facing liquidity needs or financial stress, including loans that lack economical refinancing options. We also seek to transact with lenders that may face a need to divest or resolve underperforming loans in order to meet increased capital and regulatory requirements.  Additionally, we also seek to acquire assets with value-add opportunities to increase their cash flow and asset values, often targeting off-market or lightly marketed transactions where our execution abilities and market credibility encourage owners to sell assets to us at what we consider pricing that is more favorable to heavily marketed transactions. We also believe our deep market presence and relationships may enable us to selectively acquire assets in marketed transactions that may be difficult to access for less focused buyers.

Internal Growth through Intensive, Value-Add Asset Management.

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

Competitive Strengths

We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Concentration of Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier to-entry markets with scarcity of vacant or developable land, and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity of supply. We have a portfolio of interests in 99 properties totaling approximately 10.3 million square feet, which are all located in Southern California infill markets.

Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2014, we had 1,118 leases, with no single tenant accounting for more than 2.4% of our total annualized rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (54%); San Diego (14%); Orange (13%); San Bernardino (11%); Ventura (8%).

Superior Access to Deal Flow: We believe that we enjoy superior access to value-add, off-market, lightly marketed and marketed acquisition opportunities, many of which are difficult for competing investors to access. Off-market and lightly marketed transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition, making these difficult to close on for less-focused investors. As we are principally focused on the Southern California market, our executive management and acquisition teams have developed and maintain a deep, broad network of relationships among key market participants, including property brokers, lenders, owners and tenants. We employ an extensive broker marketing, incentives and loyalty program. We also utilize data-driven and event-driven analytics and primary research to identify and pursue events and circumstances, including below market leased properties, properties experiencing functional obsolescence, generational ownership changes, financial stress, related to properties, owners, lenders, and tenants that tend to generate early access to emerging investment opportunities.

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

Growth-Oriented Capital Structure: Our capital structure provides us with significant financial flexibility and the capacity to fund future growth.  On December 31, 2014, our net debt to total market capitalization was 32.7%. We have a $200 million senior unsecured revolving credit facility.  As of December 31, 2014 we had $92.5 million outstanding on this facility, leaving $107.5 million available.  The facility has an accordion feature that may be utilized, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

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

Insurance

We carry commercial property, liability and terrorism coverage on all the properties in our portfolio under a blanket insurance policy. In addition, we hold environmental policies for properties with known environmental conditions that provides for coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by earthquakes, riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes and are not currently insured against such an event (either with a blanket policy or individual property policies). We will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if we deem it cost effective.

Segment and Geographic Financial Information

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, we have only one reporting and operating segment

Employees

At December 31, 2014, we had 48 employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.

Principal Executive Offices

Our principal executive offices are located 11620 Wilshire Boulevard, Suite 1000, Los Angeles, California 90025 (telephone 310-966-1680). We believe that our current facilities are adequate for our present and future operations.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE.; Washington, DC 20549.  The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

All of our consolidated properties are located in Southern California, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this market (such as earthquakes, wild fires and other events). Most of our properties are located in areas known to be seismically active. Our properties are not currently insured against earthquakes (either with a blanket policy or individual property policies). Even if we obtain earthquake insurance in the future, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters.  The Southern California market has experienced downturns within recent years. A further downturn in the Southern California economy could impact our tenants’ ability to continue to meet its rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it more costly to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.

Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.

Our properties are concentrated in certain industries, which, as of December 31, 2014, included the following (and accounted for the percentage of our total annualized rent indicated): Wholesale/Retail (12.9%); Light Manufacturing (9.9%); Warehousing and Storage (9.1%); and Business Services (7.2%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

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

As of December 31, 2014, leases representing 16.6% and 25.8% of the rentable square footage of the properties in our consolidated portfolio will expire in 2015 and 2016 respectively, and an additional 9.3% of the rentable square footage of the properties in our consolidated portfolio was available (taking into account leases signed as of December 31, 2014 that had not yet commenced on that date). We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected.

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

As of December 31, 2014, approximately 67% of the acquisitions by deal count completed by us since our IPO were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. We sometimes refer to these transactions as “limited marketing” transactions. Properties that are acquired by limited marketing transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain limited marketing deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.

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

Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need to periodically repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

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

Our unsecured revolving credit facility and term loans and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, and the failure to comply with those covenants could materially adversely affect us.

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

Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. During the year ended December 31, 2014, we executed four forward interest rate swaps to mitigate our exposure to fluctuation in short-term interest rates.  Two of the swaps each have a notional value of $30.0 million, and will effectively fix the interest rate on our $60.0 million term loan as follows: (i) $30.0 million at 3.726% from January 15, 2015 to February 15, 2019, and (ii) $30.0 million at 3.91% for the period from July 15, 2015 to February 15, 2019. The other two swaps each have a notional value of $50.0 million, and will effectively fix the interest rate on our $100.0 million term loan as follows: (i) $50.0 million at 1.79% plus an applicable margin under the terms of the loan agreement from August 14, 2015 to December 14, 2018, and (ii) $50.0 million at 2.005% plus an applicable margin under the terms of the loan agreement from February 16, 2015 to December 14, 2018.  Our future hedging transactions may include entering into additional interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) went into effect in 2010. Dodd-Frank created a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commission (the “CFTC”) and the SEC. Among other things, Dodd-Frank subjects certain swap participants to new capital, margin and business conduct standards. In addition, Dodd-Frank contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we believe we qualify for one or more of such exceptions (including with respect to our existing forward interest rate swaps), the scope of these exceptions is still considered uncertain and will be further defined over time. Further, although we may qualify for exceptions, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the legislation, which may increase our transaction costs or make it more difficult for us to enter into additional hedging transactions on favorable terms. Our inability to enter into future hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to interest rate risks.

Our unsecured revolving credit facility and term loans will restrict our ability to engage in some business activities.

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

Adverse changes in our credit rating could impair our ability to obtain future debt and equity financing on favorable terms, if at all.

During February 2015, our unsecured revolving credit facility and unsecured term loan were assigned an investment grade rating of BBB- by Fitch Ratings.  Our credit rating is based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit rating. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

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

In addition to being subject to litigation in the ordinary course of business, on October 3, 2013, one putative class action purportedly brought on behalf of the pre-IPO investors in Rexford Industrial Fund III (“RIF III”) was filed in the Los Angeles County Superior Court.  On February 14, 2014, the plaintiffs filed an amended complaint adding an additional individual pre-IPO investor and putative claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”).  The plaintiffs assert claims against the Company, RIF III, RIF IV, RILLC (as defined below) and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF

III and RIF IV in the formation transactions was inadequate, that the Management Companies (as defined below) were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading. On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the Accommodation (as defined and discussed below), and adding four additional plaintiff investors.  During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional plaintiffs.  The aggregate amounts paid by the Company in these settlements was not material.   Plaintiffs assert claims against the Company, RIF III, RIF IV, Rexford Industrial, LLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.  Defendants have also filed a motion to dismiss the case for forum non conveniens or, in the alternative, to compel judicial reference, which the plaintiffs oppose.  Defendants’ motion is pending before the court.  We expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

Additionally, it is possible that other investors, including those that did not participate in the Accommodation, may assert claims similar to, or derivative from, the claims described above. If we are found to be liable with respect to any of these investor claims, we may incur liabilities that are material to our financial condition and operating results.

A global financial crisis, high structural unemployment, and other events or circumstances beyond the control of the Company may adversely affect its industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2014, the economy showed signs of improvement, but recovery has been slow and volatile. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook. Additionally, job growth remains sluggish, and sustained high unemployment can further hinder economic growth.

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

In addition, the recent economic downturn adversely affected, and may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. U.S. federal debt is expected to reach the current debt ceiling in the coming months. The U.S. Congress has authority to raise the debt ceiling, and has done so in the past. For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, resulting in sequestration and the lowering of the credit rating of the U.S. federal government. More recently, the U.S. Congress temporarily increased the debt ceiling following a partial shutdown of the U.S. federal government in October 2013. Absent an increase in, or suspensions to, the debt ceiling in 2015, the U.S. federal government may partially shut down again and/or default on its existing loans as a result of reaching the debt ceiling.

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

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact us.

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

The Federal Reserve commenced the so-called “tapering” of quantitative easing in January 2014 and may ceased quantitative easing entirely in 2014.  As a result, market interest rates have risen and may continue to rise. Increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.

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

Changes in financial accounting standards related to accounting for leases may adversely impact us.

The regulatory boards and government agencies which determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow. Currently, the Boards are considering, among other items, proposed changes to the accounting standards for leases for both lessees and lessors.

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

We were organized in January 2013 and have only a limited operating history as a public company following our July 24, 2013 IPO. We may not be able to successfully operate our business or implement our operating policies and investment strategy.

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

Although we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and therefore may utilize various exemptions to public reporting requirements, we are still required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with Sarbanes-Oxley, Dodd Frank, and NYSE or other relevant listing standards. As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that our predecessor did not incur because it operated privately, exempt from most of these regulations. We will cease to be an “emerging growth company” if we are deemed to be a ‘‘large accelerated filer’’ under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates, or “public float,” exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.  Based on recent trading prices for our common stock, it is possible that we will become a “large accelerated filer,” and therefore cease to be an “emerging growth company,” during fiscal 2015.  Our costs are likely to increase after we are no longer an “emerging growth company,” and our management and other personnel will need to continue to devote a substantial amount of time to comply with these rules and regulations and maintain the corporate infrastructure and control systems and procedures demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect.

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

Independent environmental consultants conducted a Phase I or similar environmental site assessment on most of our properties at the time of their acquisition or in connection with subsequent financings. Such Phase Is or similar environmental site assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the relevant properties. We do not intend to obtain new or updated Phase Is or similar environmental site assessments in the ordinary course of business absent a specific need. This may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase Is or similar environmental site assessments and this failure may expose us to liability in the future.

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

We currently hold a 15% interest in the JV that indirectly owns one property located in Ventura County, California. In addition to the general risks described above with respect to joint ventures, specifically with respect to the JV, at any time that less than two of Messrs. Ziman, Schwimmer and Frankel remain as executive officers with involvement in the day-to-day operations of our company and its subsidiaries, our joint venture partner may have the ability to remove us as a co-manager of the JV, offset against distributions to which we would otherwise be entitled, and/or force the sale of our 15% interest in the JV to our joint venture partner.

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

The process for designing and implementing an effective system of integrated internal controls is a continuous effort that requires significant resources and devotion of time. As part of the ongoing monitoring of internal controls required of publicly traded companies, we may discover material weaknesses in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company,” which may be up to a full five fiscal years following the IPO.

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

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard American Society for Testing and Materials (ASTM) procedures in Phase I environmental studies, which we obtain on all property acquisitions. As needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on certain of the properties in our initial portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our initial portfolio. In addition, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation or known or suspected contamination. As a result, we could potentially incur material liability for these issues.

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

We hold certain debt instruments on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with a number of their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

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

In connection with the formation transactions, we entered into a Tax Matters Agreement with certain limited partners of our operating partnership, including Messrs. Ziman, Schwimmer and Frankel, that provides that if we dispose of any interest with respect to certain properties in our initial portfolio in a taxable transaction during the period from the completion of the IPO (July 24, 2013) through the seventh anniversary of such completion (July 24, 2021), our operating partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that exists with respect to such property interest as of the time of the IPO and tax liabilities incurred as a result of the indemnification payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under this agreement, our operating partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

The Tax Matters Agreement may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

The Tax Matters Agreement provides that, during the period beginning from the date of the completion of our IPO (July 24, 2013) through the period ending on the twelfth anniversary of our IPO (July 24, 2025), our operating partnership will offer certain limited partners the opportunity to guarantee its debt, and following such period, our operating partnership will use commercially reasonable efforts to provide such limited partners who continue to own at least 50% of the common units they originally received in the formation transactions with debt guarantee opportunities. Our operating partnership will be required to indemnify such limited partners for their tax liabilities resulting from our failure to make such opportunities available to them (plus an additional amount equal to the taxes incurred as a result of such indemnity payment). Among other things, this opportunity to guarantee debt is intended to allow the participating limited partners to defer the recognition of gain in connection with the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

As of December 31, 2014 we own 94.9% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our operating partnership to issue additional common units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our common stock.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our initial taxable year ended December 31, 2013. We intend to continue to meet the requirements for taxation as a REIT.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT, or that we will remain qualified as such in the future. If we were to fail to qualify as a REIT in any taxable year we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014 our consolidated portfolio consists of 98 wholly-owned properties located in Southern California infill markets totaling approximately 9.8 million rentable square feet.

The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2014.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
Los Angeles - Greater San Fernando Valley
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	44,924	0.5%	3	89.5%	$1,247,185	1.7%	$31.03
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.3%	4	100.0%	254,621	0.3%	8.20
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	1.3%	1	100.0%	1,161,504	1.6%	8.88
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	3.2%	1	100.0%	1,801,123	2.4%	5.64
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,212	1.6%	9	100.0%	1,091,597	1.5%	7.12
700 Allen Ave., 1840 Dana St., & 1830 Flower	Glendale	3	Light Industrial / Office	1949, 1961 / 2011-2012	38,665	0.4%	1	65.1%	715,476	1.0%	28.43
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	473,345	4.8%	28	100.0%	4,556,825	6.1%	9.63
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	1.0%	2	100.0%	702,494	0.9%	6.99
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998	203,082	2.1%	0	0.0%	-	0.0%	-
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.5%	1	100.0%	548,641	0.7%	11.34
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.3%	4	100.0%	569,149	0.8%	18.00
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.8%	1	100.0%	558,704	0.8%	7.26
605 8th Street	San Fernando	1	Warehouse / Distribution	1991	55,516	0.6%	1	64.7%	180,000	0.2%	5.01
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	1.4%	2	100.0%	917,891	1.2%	6.60
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	1.4%	1	100.0%	800,062	1.1%	5.88
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,484	1.0%	12	69.6%	719,041	1.0%	10.07
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Light Manufacturing	1969, 2008 / 2006	138,474	1.4%	8	100.0%	1,086,094	1.5%	7.84
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,288	0.8%	23	98.4%	827,177	1.1%	11.16
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Light Manufacturing	1987 / 2006	90,722	0.9%	1	22.5%	137,894	0.2%	6.76
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,701	0.8%	9	55.3%	583,365	0.8%	13.24
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.8%	1	100.0%	487,692	0.7%	6.00
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	78,000	0.8%	67	100.0%	906,557	1.2%	11.62
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.5%	25	100.0%	604,338	0.8%	12.49
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.3%	2	100.0%	239,321	0.3%	8.10
Los Angeles - Greater San Fernando Valley Total		57			2,706,356	27.5%	207	86.0%	$20,696,751	27.9%	8.89

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
Los Angeles - San Gabriel Valley
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	2.5%	14	100.0%	2,112,364	2.9%	8.76
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Light Manufacturing	1979	126,036	1.3%	3	64.4%	545,267	0.7%	6.72
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.8%	1	100.0%	987,178	1.3%	12.99
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.7%	39	94.1%	699,422	0.9%	10.68
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	99,735	1.0%	27	100.0%	867,508	1.2%	8.70
13914-13932 Valley Blvd.	La Puente	2	Warehouse / Light Manufacturing	1978, 1988 / 2012	58,084	0.6%	27	97.0%	474,819	0.6%	8.43
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.7%	1	100.0%	882,270	1.2%	13.01
2743 Thompson Creek Rd.	Pomona	1	Warehouse / Distribution	1983	245,961	2.5%	1	100.0%	1,092,067	1.5%	4.44
280 W. Bonita Ave.	Pomona	1	Warehouse / Distribution	1983	119,898	1.2%	1	100.0%	532,347	0.7%	4.44
3880 West Valley Blvd.	Pomona	1	Warehouse / Light Manufacturing	1980	108,703	1.1%	1	100.0%	727,065	1.0%	6.69
Los Angeles - San Gabriel Valley Total		21			1,213,095	12.4%	115	95.8%	$8,920,307	12.0%	7.67

Los Angeles - Central
679-691 S Anderson St.	Los Angeles	1	Warehouse / Distribution	1992	47,490	0.5%	2	100.0%	$299,681	0.4%	6.31
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	1.9%	3	100.0%	1,302,305	1.8%	6.83
Los Angeles - Central Total		4			238,153	2.4%	5	100.0%	$1,601,986	2.2%	6.73

Los Angeles - Mid-Counties
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	1.8%	42	100.0%	1,399,001	1.9%	7.93
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	3	Warehouse / Distribution	1982 / 2009	106,995	1.1%	4	100.0%	848,310	1.2%	7.93
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.9%	23	100.0%	694,152	0.9%	8.08
12910 East Mulberry Dr.	Whittier	1	Warehouse / Distribution	1962 / 2009	153,080	1.6%	2	100.0%	890,810	1.2%	5.82
Los Angeles - Mid-Counties Total		8			522,430	5.4%	71	100.0%	$3,832,273	5.2%	7.34

Los Angeles - South Bay
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989	78,183	0.8%	5	100.0%	538,881	0.7%	6.89
311, 319, 329 & 333 157th St.	Gardena	4	Warehouse / Light Manufacturing	1960-1971 / 2006-2011	60,000	0.6%	7	100.0%	472,800	0.6%	7.88
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	45,685	0.5%	6	100.0%	424,357	0.6%	9.29
6010 Paramount Ave., 2708 Seaboard Lane	Long Beach	1	Warehouse / Light Manufacturing	1981-1982	16,534	0.2%	2	100.0%	137,506	0.2%	8.32
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	1.0%	1	100.0%	614,478	0.8%	6.36
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.6%	11	87.3%	720,186	1.0%	12.95
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.3%	10	100.0%	248,844	0.3%	8.23
7110 Rosecrans Ave.	Paramount	1	Warehouse / Light Manufacturing	1972	72,000	0.7%	1	50.0%	254,880	0.4%	7.08
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.5%	28	100.0%	542,761	0.7%	10.96
24105 Frampton Ave.	Torrance	1	Warehouse / Light Manufacturing	1974	47,903	0.5%	1	100.0%	287,333	0.4%	6.00
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968	88,330	0.9%	7	81.9%	436,465	0.6%	6.03
Los Angeles - South Bay Total		27			648,648	6.6%	79	90.7%	$4,678,491	6.3%	7.95

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)

Orange County - North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	120,313	1.2%	23	100.0%	1,209,438	1.6%	10.05
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim	2	Warehouse / Light Manufacturing	1973 / 2007	62,395	0.6%	30	92.1%	673,540	0.9%	11.72
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	1.2%	3	100.0%	848,544	1.2%	7.09
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	1.7%	14	100.0%	1,218,863	1.6%	7.56
22343-22349 La Palma Ave.	Yorba Linda	4	Warehouse / Light Manufacturing	1988	115,760	1.2%	52	82.2%	1,085,958	1.5%	11.42
Orange County - North Total		16			579,446	5.9%	122	95.6%	$5,036,343	6.8%	9.09

Orange County - West
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	170,865	1.7%	1	100.0%	1,307,682	1.8%	7.65

Orange County - South
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Light Manufacturing	1998	46,178	0.5%	1	100.0%	371,271	0.5%	8.04

Orange County - Airport
1601 Alton Pkwy.	Irvine	1	Warehouse / Light Manufacturing	1974	124,000	1.3%	1	39.8%	467,896	0.6%	9.48
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	1.2%	1	100.0%	720,243	1.0%	5.90
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	1.0%	57	97.4%	1,079,469	1.5%	10.95
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.4%	14	100.0%	377,693	0.5%	9.79
200-220 South Grand Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	27,200	0.3%	7	100.0%	281,088	0.4%	10.33
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Light Manufacturing	1965	98,230	1.0%	1	100.0%	360,000	0.5%	3.66
Orange County - Airport Total		11			511,270	5.2%	81	84.9%	$3,286,389	4.5%	7.57

San Bernardino - Inland Empire West
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	1.1%	2	100.0%	489,973	0.7%	4.48
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	1.3%	2	100.0%	601,762	0.8%	4.60
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair	5	Warehouse / Light Manufacturing	1974	88,016	0.9%	44	84.2%	712,141	1.0%	9.61
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	1.1%	1	100.0%	453,016	0.6%	4.20
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	1.2%	16	90.8%	591,937	0.8%	5.74
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Light Manufacturing	2001	111,890	1.2%	5	100.0%	638,255	0.9%	5.70
9375 Archibald Ave.	Rancho Cucamonga	8	Light Industrial / Office	1980 / 2007	62,677	0.6%	30	68.7%	382,563	0.5%	8.88
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	1.3%	4	84.5%	1,722,251	2.3%	15.76
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	1.1%	56	97.9%	918,774	1.2%	8.73
San Bernardino - Inland Empire West Total		34			961,184	9.8%	160	93.1%	$6,510,672	8.8%	7.28

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)

San Bernardino - Inland Empire East
77-700 Enfield Lane	Palm Desert	1	Warehouse / Light Manufacturing	1990	21,607	0.2%	7	100.0%	164,985	0.2%	7.64
6750 Unit B-C - 6780 Central Ave.	Riverside	4	Warehouse / Light Manufacturing	1978	63,675	0.6%	4	74.7%	256,898	0.3%	5.40
San Bernardino - Inland Empire East Total		5			85,282	0.8%	11	81.1%	$421,883	0.5%	6.10

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	2.2%	10	100.0%	1,670,830	2.3%	7.77
1800 Eastman Ave	Oxnard	1	Warehouse / Distribution	2009	33,332	0.3%	1	100.0%	220,595	0.3%	6.62
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Distribution	2008	137,785	1.4%	23	96.9%	1,146,778	1.5%	8.59
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.7%	1	58.8%	331,433	0.4%	8.07
2350-2380 Eastman Ave	Oxnard	4	Warehouse / Distribution	2003	55,296	0.6%	25	92.9%	505,783	0.7%	9.84
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Distribution	1989	49,624	0.5%	14	95.6%	378,149	0.5%	7.97
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Distribution	1988	132,187	1.3%	20	85.5%	859,185	1.2%	7.60
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	1.3%	17	98.5%	1,036,864	1.4%	8.38
Ventura County Total		19			818,757	8.3%	111	92.7%	$6,149,617	8.3%	8.11

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	1.5%	2	73.3%	1,053,070	1.4%	9.48
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,951	0.9%	6	48.9%	524,161	0.7%	11.93
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.8%	7	100.0%	720,050	1.0%	8.95
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.7%	2	55.9%	395,415	0.5%	9.88
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	121,892	1.3%	10	96.9%	878,208	1.2%	7.43
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.7%	6	74.0%	434,752	0.6%	8.53
San Diego - North County Total		17			584,254	5.9%	33	76.1%	$4,005,656	5.4%	9.01

San Diego - Central
12345 First American Way	Poway	1	Light Industrial / Office	2002 / 2007	40,022	0.4%	2	100.0%	470,659	0.6%	11.76
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	1.0%	44	94.9%	1,199,853	1.6%	12.90
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,763	1.9%	52	97.0%	2,408,019	3.3%	13.22
9340 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	86,564	0.9%	2	83.9%	576,897	0.8%	7.95
9404 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	46,846	0.5%	1	100.0%	475,056	0.6%	10.14
9455 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	96,840	1.0%	1	83.6%	651,240	0.9%	8.04
9755 Distribution Ave.	San Diego	1	Warehouse / Light Manufacturing	1974	47,666	0.5%	2	100.0%	341,100	0.5%	7.16
9855 Distribution Ave	San Diego	1	Warehouse / Light Manufacturing	1983	60,819	0.6%	2	100.0%	552,949	0.7%	9.09
San Diego - Central Total		29			664,487	6.8%	106	93.9%	$6,675,773	9.0%	10.70

San Diego - South County

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy(3)	Annualized Base Rent(4)	Percentage of Total Annualized Base Rent(5)	Total Annualized Base Rent per Square Foot(6)
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	78,615	0.8%	15	98.0%	607,111	0.8%	7.88

Consolidated Portfolio - Total / Weighted Average		252			9,829,020	100.0%	1,118	90.7%	$74,102,205	100.0%	$8.31

(1)	Year renovated means the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.
(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2014.
(3)	Calculated as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2014, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.
(4)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2014.
(5)	Calculated as annualized base rent for such property divided by leased square feet for such property as of December 31, 2014.

Property Diversification

The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2014.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Light Manufacturing	55	90.7%	4,692,071	47.7%	$35,436,736	47.8%	$8.33
Warehouse / Distribution	30	93.0%	4,183,461	42.6%	$28,675,085	38.7%	$7.37
Light Manufacturing / Flex	6	79.1%	466,319	4.7%	$5,080,425	6.9%	$13.78
Light Industrial / Office	7	82.3%	487,169	5.0%	$4,909,959	6.6%	$12.25
Total / Weighted Average	98	90.7%	9,829,020	100.0%	$74,102,205	100.0%	$8.31

(1)	Calculated as the average occupancy at such properties as of December 31, 2014.
(2)

Calculated for each property as the monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2014, multiplied by 12, and then aggregated by property type.  Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2014.
(4)	Calculated for each property type as annualized base rent for such property type divided by leased square feet for such property type as of December 31, 2014.

Uncommenced Leases

Uncommenced leases as of December 31, 2014, reflect signed leases that have not yet commenced as of December 31, 2014.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases.

Market	Leased Square Feet Under Uncommenced Leases(1)	Pro Forma Occupancy(2)	Annualized Base Rent Under Uncommenced Leases(3)	Total Pro Forma Annualized Base Rent(4)	Total Pro Forma Annualized Base Rent per Square Foot(5)
Los Angeles County	-	90.8%	$-	$39,729,809	$8.21
Orange County	1,450	92.2%	$15,660	$10,017,346	$8.30
San Bernardino County	-	92.1%	$-	$6,932,555	$7.19
Ventura County	-	92.7%	$-	$6,149,617	$8.11
San Diego County	3,497	86.6%	$31,473	$11,320,011	$9.85
Total/Weighted Average	4,947	90.7%	$47,133	$74,149,338	$8.32

(1)	The uncommenced leases include: 1,450 square feet of new leases for Orange County and 3,497 square feet of new leases for San Diego County.
(2)	Pro forma occupancy is calculated as (i) square footage under lease as of December 31, 2014 plus additional square footage leased pursuant to uncommenced leases as of December 31, 2014.
(3)

Annualized base rent under uncommenced leases is calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced leases, by 12 and then aggregating by market.

(4)	Total pro forma annualized base rent is calculated by adding annualized base rent as of December 31, 2014 and annualized base rent under uncommenced leases.
(5)

Annualized base rent per square foot under uncommenced leases is calculated as (i) annualized rent base under leases entered into as of December 31, 2014 but that had not commenced as of December 31, 2014, divided by (ii) leased square feet under uncommenced leases.

Geographic Diversification

The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized rent as of December 31, 2014.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Greater San Fernando Valley	24	86.0%	2,706,356	27.5%	$20,696,751	27.9%	$8.89
San Gabriel Valley	10	95.8%	1,213,095	12.4%	$8,920,307	12.0%	$7.67
Central LA	2	100.0%	238,153	2.4%	$1,601,986	2.2%	$6.73
Mid-Counties	4	100.0%	522,430	5.3%	$3,832,273	5.2%	$7.34
South Bay	11	90.7%	648,648	6.6%	$4,678,491	6.3%	$7.95
Subtotal / Weighted Average	51	90.8%	5,328,682	54.2%	$39,729,808	53.6%	$8.21

Orange County
North Orange County	5	95.6%	579,446	5.9%	$5,036,343	6.8%	$9.09
West Orange County	1	100.0%	170,865	1.7%	$1,307,682	1.8%	$7.65
South Orange County	1	100.0%	46,178	0.5%	$371,271	0.5%	$8.04
OC Airport	6	84.9%	511,270	5.2%	$3,286,389	4.4%	$7.57
Subtotal / Weighted Average	13	92.1%	1,307,759	13.3%	$10,001,685	13.5%	$8.30

San Bernardino County
Inland Empire West	9	93.1%	961,184	9.8%	$6,510,672	8.8%	$7.28
Inland Empire East	2	81.1%	85,282	0.9%	$421,883	0.6%	$6.10
Subtotal / Weighted Average	11	92.1%	1,046,466	10.7%	$6,932,555	9.4%	$7.19

Ventura County
Ventura	8	92.7%	818,757	8.3%	$6,149,617	8.3%	$8.11
Subtotal / Weighted Average	8	92.7%	818,757	8.3%	$6,149,617	8.3%	$8.11

San Diego County
North County	6	76.1%	584,254	5.9%	$4,005,656	5.4%	$9.01
Central	8	93.9%	664,487	6.8%	$6,675,773	9.0%	$10.70
South County	1	98.0%	78,615	0.8%	$607,111	0.8%	$7.88
Subtotal / Weighted Average	15	86.4%	1,327,356	13.5%	$11,288,540	15.2%	$9.85

Consolidated Portfolio - Total / Weighted Average	98	90.7%	9,829,020	100.0%	$74,102,205	100.0%	$8.31

(1)	Calculated as the average occupancy at such properties as of December 31, 2014.
(2)

Calculated for each property as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2014, multiplied by 12, and then aggregated by market. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2014.
(4)	Calculated as annualized base rent for such market divided by leased square feet for such market as of December 31, 2014.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized rent as of December 31, 2014.

Industry	Number of Leases(1)	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Wholesale/Retail	130	1,247,360	14.0%	$9,574,941	12.9%	$7.68
Light Manufacturing	90	968,521	10.9%	7,351,654	9.9%	$7.59
Warehousing & Storage	90	1,078,272	12.1%	6,760,117	9.1%	$6.27
Business Services	122	477,070	5.4%	5,324,000	7.2%	$11.16
Industrial Equipment & Components	60	637,184	7.1%	5,063,814	6.8%	$7.95
Construction	97	580,191	6.5%	4,925,556	6.6%	$8.49
Technology & Electronics	71	451,004	5.1%	4,652,679	6.3%	$10.32
Food & Beverage	79	552,445	6.2%	4,451,435	6.0%	$8.06
Paper & Printing	23	537,341	6.0%	4,190,440	5.7%	$7.80
Healthcare	76	466,472	5.2%	4,188,042	5.7%	$8.98
Automotive	86	449,933	5.0%	4,014,491	5.4%	$8.92
Logistics & Transportation	38	423,941	4.8%	2,898,501	3.9%	$6.84
Apparel	34	347,529	3.9%	2,658,668	3.6%	$7.65
Other	41	209,393	2.3%	2,303,081	3.1%	$11.00
Pharmaceuticals	19	184,592	2.1%	2,268,527	3.1%	$12.29
Sporting & Recreational Goods	41	198,529	2.2%	1,839,599	2.5%	$9.27
Government	3	62,355	0.7%	1,124,948	1.5%	$18.04
Financial Services	18	39,946	0.5%	511,712	0.7%	$12.81
Total / Weighted Average	1,118	8,912,078	100.0%	$74,102,205	100.0%	$8.31

(1)	A single lease may cover space in more than one building.
(2)

Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2014, multiplied by 12, and then aggregated by industry.  Excludes billboard and antenna revenue and rent abatements. Annualized base rent includes rent from triple net leases, modified gross leases and gross leases.

(3)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2014.
(4)	Calculated as annualized base rent for tenants in such industry divided by leased square feet for tenants in such industry as of December 31, 2014.

Tenants

Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2014, our consolidated properties were 90.7% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.4% of our total annualized rent. Our average lease size is approximately 8,000 square feet, and approximately 64% of our leases are less than 50,000 square feet each. Our 10 largest tenants account for 14.7% of our annualized rent as of December 31, 2014. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2014.

Tenant	Submarket	Number of Properties	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Cosmetic Laboratories of America	Greater San Fernando Valley	1	319,348	3.6%	$1,801,123	2.4%	$5.64	6/30/2020
Dendreon Corporation	West Orange County	1	170,865	1.9%	$1,307,683	1.8%	$7.65	12/31/2019
Senior Operations	Greater San Fernando Valley	1	130,800	1.5%	$1,161,504	1.6%	$8.88	11/30/2024
Biosense Webster	San Gabriel Valley	2	89,920	1.0%	$1,147,562	1.5%	$12.76	10/31/2020(5)
Warehouse Specialists	San Gabriel Valley	1	245,961	2.8%	$1,092,067	1.5%	$4.44	11/30/2017
Department of Corrections	Inland Empire West	1	58,781	0.7%	$1,065,836	1.4%	$18.13	3/31/2020
Tarnik, Inc.	Greater San Fernando Valley	1	138,980	1.5%	$917,891	1.2%	$6.60	4/30/2016
Exelis Inc.	San Gabriel Valley	1	67,838	0.8%	$882,270	1.2%	$13.01	9/30/2023
Kingsbridge International	Greater San Fernando Valley	1	136,065	1.5%	$800,062	1.1%	$5.88	1/31/2024
Tree Island Wire	San Gabriel Valley	1	108,703	1.2%	$727,065	1.0%	$6.69	11/30/2016
Top 10 Tenants		11	1,467,261	16.5%	$10,903,063	14.7%	$7.43
All Other Tenants		87	7,444,817	83.5%	$63,199,142	85.3%	$8.49
Total Consolidated Portfolio		98	8,912,078	100.0%	$74,102,205	100.0%	$8.31

(1)

Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2014, multiplied by 12.  Excludes billboard and antenna revenue and rent abatements.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2014.
(3)	Calculated as annualized base rent for such tenant divided by leased square feet for such tenant as of December 31, 2014.
(4)	Includes 1,120 square feet expiring 9/30/2016, 12,800 square feet expiring 9/30/2017 and 76,000 square feet expiring 10/31/2020, as of December 31, 2014.

Leases

Overview

Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2014, there were 111 triple net leases in our consolidated portfolio, representing approximately 38.2% of our total annualized base rent.

Modified gross lease. In our modified gross leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2014, there were 774 modified gross leases in our consolidated portfolio, representing approximately 49.2% of our total annualized base rent.

Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2014, there were 233 gross leases in our consolidated portfolio, representing approximately 12.6% of our total annualized base rent.

The following table provides information regarding our leases as of December 31, 2014:

Square Feet	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	805	1,645,124	18.5%	$16,831,263	22.7%	$10.23
5,000 - 9,999	121	830,755	9.3%	$8,198,511	11.1%	$9.87
10,000 - 24,999	123	1,919,342	21.5%	$16,809,459	22.7%	$8.76
25,000 - 49,999	36	1,311,656	14.7%	$10,832,158	14.6%	$8.26
>50,000	33	3,205,201	36.0%	$21,430,814	28.9%	$6.69
Total / Weighted Average	1,118	8,912,078	100.0%	$74,102,205	100.0%	$8.31

(1)

Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2014, multiplied by 12, and then aggregated by square feet. Excludes billboard and antenna revenue and rent abatements.

(2)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2014.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases as of December 31, 2014.

Lease Expirations

As of December 31, 2014, our weighted average in-place remaining lease term was approximately 2.6 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2014, plus available space, for each of the 10 full calendar years commencing December 31, 2014 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
MTM Tenants(5)	112	226,721	2.3%	$2,177,030	2.9%	$9.60
Available	-	916,942	9.3%	-	0.0%	$-
2014(6)	28	348,399	3.5%	2,008,824	2.7%	$5.77
2015	364	1,636,014	16.7%	14,465,848	19.5%	$8.84
2016	313	2,533,568	25.8%	19,960,799	26.9%	$7.88
2017	183	1,652,805	16.8%	13,591,229	18.4%	$8.22
2018	67	784,754	8.0%	6,707,213	9.1%	$8.55
2019	27	494,627	5.0%	4,263,971	5.8%	$8.62
2020	11	607,312	6.2%	5,454,859	7.4%	$8.98
2021	7	149,433	1.5%	1,861,486	2.5%	$12.46
2022	3	143,742	1.5%	767,109	1.0%	$5.34
2023	1	67,838	0.7%	882,270	1.2%	$13.01
2024	2	266,865	2.7%	1,961,567	2.6%	$7.35
Total Consolidated Portfolio	1,118	9,829,020	100.0%	$74,102,205	100.0%	$8.31

(1)	Represents the contracted square footage upon expiration.
(2)	Calculated as monthly contracted base rent per the terms of such lease, as of December 31, 2014, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.
(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2014.
(4)	Calculated as annualized base rent for such tenant divided by leased square feet for such tenant as of December 31, 2014.
(5)	Represents tenants under month-to-month leases.
(6)

Of the 28 leases that expired on 12/31/14, 14 leases vacated totaling 228,424 SF and $1,450,627 of annualized base rent, four leases subsequently renewed totaling 5,501 SF and $40,540 of annualized base rent and 10 leases are holdover leases totaling 114,474 SF and $517,656 of annualized base rent.

Historical Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenant at the properties in our portfolio as follows:

	The Year Ended December 31,
	2014			2013			2012
	Cost	Square Feet	PSF(1)	Cost	Square Feet	PSF(1)	Cost	Square Feet	PSF(1)
Tenant Improvements
New Leases - First Generation(2)	$547,000	272,523	$2.01	$455,000	397,036	$1.15	$623,000	38,068	$16.37
New Leases - Second Generation(2)	1,303,000	679,558	1.92	245,000	221,601	1.11	206,000	164,190	1.25
Renewal Leases	419,000	568,956	0.74	168,000	234,019	0.72	525,000	208,841	2.51
Total Tenant Improvements	$2,269,000	1,521,037	$1.49	$868,000	852,656	$1.02	$1,354,000	411,099	$3.29

Leasing Commissions
New Leases - First Generation(2)	$597,000	426,427	$1.40	$678,000	393,293	$1.72	$472,000	424,803	$1.11
New Leases - Second Generation(2)	767,000	704,126	1.09	328,000	324,734	1.01	120,000	152,604	0.79
Renewal Leases	674,000	671,935	1.00	352,000	469,010	0.75	514,000	352,484	1.46
Total Leasing Commissions	$2,038,000	1,802,488	$1.13	$1,358,000	1,187,037	$1.14	$1,106,000	929,891	$1.19
Total Tenant Improvements & Leasing Commissions	$4,307,000	3,323,525	$2.62	$2,226,000	2,039,693	$2.16	$2,460,000	1,340,990	$4.48

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

Historical Capital Expenditures

The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	The Year Ended December 31,
	2014			2013			2012
	Cost	Square Feet(1)	PSF(3)	Cost	Square Feet(2)	PSF(3)	Cost	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$9,053,000	4,575,916	$1.98	$1,708,000	5,434,314	$0.31	$3,056,000	5,093,752	$0.60
Recurring Capital Expenditures(5)	2,387,000	7,621,459	$0.31	869,000	5,434,314	$0.16	367,000	5,093,752	$0.07
Total Capital Expenditures	$11,440,000			$2,577,000			$3,423,000

(1)

For nonrecurring capex, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capex, reflects the weighted average square footage of our consolidated portfolio for the period.

(2)	Square footage based on the average of the last four quarters.
(3)	PSF amounts calculated by dividing the aggregate annualized capital expenditure costs by the square footage as defined in (1) and (2)above.
(4)

Non-recurring capital expenditures are expenditures made in respect of a property for improvement to the appearance of such property or any other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, or capital expenditures for deferred maintenance existing at the time such property was acquired.

(5)

Recurring capital expenditures are expenditures made in respect of a property for maintenance of such property and replacement of items due to ordinary wear and tear including, but not limited to, expenditures made for maintenance or replacement of parking lot, roofing materials, mechanical systems, HVAC systems and other structural systems.

Item 3. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”).  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors.  During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional plaintiffs.  The aggregate amount paid by the Company in these settlements was not material.   Plaintiffs assert claims against the Company, RIF III, RIF IV, Rexford Industrial, LLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.  Defendants have also filed a motion to dismiss the case for forum non conveniens or, in the alternative, to compel the action to judicial reference, which the plaintiffs have opposed.  Defendants’ motion is pending before the court.   While we believe that the action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “REXR”. On March 2, 2015, the reported closing sale price per share of our common stock was $16.37, and there were approximately 226 holders of record. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.

The following table sets forth the high and low closing sales prices for our common stock as reported by the NYSE and the per share dividends declared on our common stock, for the periods indicated:

	Range
Period	High	Low	Cash Dividend per Common Share
2014:
First Quarter	$14.75	$12.83	$0.12
Second Quarter	$14.50	$13.98	$0.12
Third Quarter	$14.87	$13.59	$0.12
Fourth Quarter	$16.00	$13.66	$0.12

2013:
July 24 through September 30	$14.13	$13.18	$0.09
Fourth Quarter	$14.15	$13.06	$0.12

We intend to continue to pay regular quarterly distributions on our common stock, however, the actual amount and timing of distributions will be at the discretion of our board of directors and will depend upon a variety of factors including our actual financial condition, in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our unsecured revolving credit and term loan facilities contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of Rexford Industrial Realty, Inc. from July 18, 2013 to December 31, 2014 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on July 18, 2013 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Rexford Industrial Realty, Inc.

Total Return Performance
Rexford Industrial Realty, Inc.
S&P 500
MSCI US REIT
SNL US REIT Industrial
Index Value
130
125
120
115
110
105
100
95
90
85
07/18/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14

Index	Period Ending						
	07/18/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14
Rexford Industrial Realty, Inc.	100.00	96.50	95.80	103.79	105.10	103.02	117.83
S&P 500	100.00	99.97	110.47	112.47	118.36	119.69	125.60
MSCI US REIT	100.00	92.13	91.51	100.64	107.69	104.35	119.31
SNL US REIT Industrial	100.00	93.94	93.91	104.52	106.36	98.68	113.62

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

The summary historical consolidated and combined financial and operating data as of December 31, 2014, 2013, 2012 and 2011 and for the year ended December 31, 2014, the periods from July 24, 2013 to December 31, 2013 and January 1, 2013 to July 23, 2013 and the years ended December 31, 2012 and 2011 have been derived from our audited historical consolidated financial statements subsequent to our IPO and our audited historical combined financial statements of Rexford Industrial Realty, Inc. Predecessor prior to our IPO.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$66,581	$21,618	$22,747	$32,994	$27,739
Net loss from continuing operations	$(1,170)	$(1,002)	$(8,194)	$(8,314)	$(7,434)
Net income (loss)	$976	$(711)	$(4,281)	$(8,957)	$(6,337)

Per Share Data:
Weighted average common shares outstanding - basic and diluted	31,953,506	24,925,226
Net loss from continuing operations available to common stockholders	$(0.04)	$(0.04)
Net loss available to common stockholders	$0.02	$(0.03)
Dividends declared per common share	$0.48	$0.21

Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$930,462	$540,623		$368,978	$353,331
Total real estate held for investment, after accumulated depreciation	$853,578	$481,673		$313,608	$306,271
Total assets	$932,778	$554,675		$420,496	$383,215
Notes payable	$357,106	$192,491		$295,419	$290,839
Total liabilities	$386,901	$212,906		$324,248	$315,534
Total equity	$545,877	$341,769		$96,248	$67,681

Other Data:
Funds from operations(1)	$27,970	$8,316	$4,307	$4,614	$1,973
Cash flow provided by (used in) operating activities	$24,504	$8,912	$4,593	$1,080	$(3,349)
Cash flow used in investing activities	$(380,581)	$(81,719)	$(46,616)	$(23,778)	$(42,303)
Cash flow provided by (used in) financing activities	$355,686	$81,804	$(1,476)	$45,269	$51,569
Total number of in-service properties	98	68	61	60	53

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

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013.  Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of December 31, 2014, our consolidated portfolio consisted of 98 properties with approximately 9.8 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million square feet, which we manage. In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

Acquisition and Development of Properties

Since our IPO, we have acquired 47 properties, aggregating approximately 4.9 million square feet, for approximately $511 million, expanding our portfolio over 82% in less than two years.  Of these 47 properties, we have acquired 18 properties aggregating approximately 1.8 million square feet, that we consider “value-add acquisitions”.  We consider a property to be a value-add acquisition when it provides opportunities for repositioning or redevelopment that we believe will increase the occupancy and the cash flow from the property.  We intend to continue to grow our portfolio through disciplined acquisitions in prime Southern California infill markets, and will continue to pursue value-add acquisitions that will play a strategic role in our future growth.

Costs associated with acquisitions accounted for as business combinations are expensed as incurred.  Acquisitions are subject to various risks and uncertainties, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition related costs. During the year ended December 31, 2014, we expensed approximately $2.0 million of acquisition costs, and we expect to incur acquisition costs during 2015 as we continue to acquire properties and grow our portfolio.  Costs associated with acquisitions accounted for as asset acquisitions are capitalized as part of the purchase price allocation. During the year ended December 31, 2014, we capitalized approximately $0.3 million of acquisition costs associated with acquisitions accounted for as asset acquisitions.

Properties that are undergoing repositioning or redevelopment may qualify for interest and real estate tax capitalization.  During the year ended December 31, 2014, we capitalized approximately $138,000 of these costs for qualifying projects.  As of December 31, 2014, four of our properties are in various stages of redevelopment and repositioning. Increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest and tax capitalization in future periods.

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

Occupancy Rates As of December 31, 2014, our consolidated portfolio was approximately 90.7% occupied and leased. Differences between our occupancy rate and leased rate, if any, are attributed to our uncommenced leases.  Our occupancy rate is impacted by market conditions in the areas in which we operate. In particular, we have generally experienced more challenging market conditions and slower recovery in San Diego county, where our properties were 86.3% occupied as of December 31, 2014. By way of comparison, our Los Angeles county properties and Orange county properties were 90.8% and 92.1% occupied, respectively, as of December 31, 2014. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, four of our properties, representing 454,598 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 93.8% occupied as of December 31, 2014. Through December 31, 2014, we entered into two new leases that had not commenced as of December 31, 2014, representing 4,947 square feet.  We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. The following table sets forth our leasing activity for the year ended December 31, 2014:

			Gross Leasing Activity
	Expiring Leases		Renewals				Renewal Retention %		New Leases
Quarter	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	GAAP Rent Change	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	GAAP Rent Change
Q4-2014	87	388,816	56	229,226	3.6%	12.4%	64.4%	59.0%	43	201,269	-0.7%	10.7%
Q3-2014	117	624,995	76	438,251	2.9%	9.9%	65.0%	70.1%	50	253,422	5.1%	10.9%
Q2-2014	111	582,344	72	363,798	6.1%	18.9%	64.9%	62.5%	44	208,819	2.9%	12.9%
Q1-2014	96	618,303	53	351,995	3.9%	9.4%	55.2%	56.9%	41	307,102	3.2%	15.1%
Total/Weighted Average	411	2,214,458	257	1,383,270	4.1%	12.6%	62.5%	62.5%	178	970,612	2.8%	12.6%

In 2014, we entered into 178 new leases covering 970,612 square feet and renewed 257 leases covering 1,383,270 square feet, while 154 leases covering 831,188 square feet vacated. Of the 831,188 square feet that vacated, 155,678 square feet was a result of 31 tenant defaults, while the remaining 675,510 square feet was a result of 123 natural lease expirations.  Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego county, have been slower to recover.

Of the 257 leases that we renewed during 2014, the renewal spreads increased by 4.1% on a cash basis and 12.6% on a GAAP basis.  Of the 178 new leases that were executed during 2014, the leasing spreads increased by 2.8% on a cash basis and 12.6% on a GAAP basis, when comparing the ending cash rental rates on the expiring leases for the same space. Although our leasing spreads have varied from quarter to quarter, we believe that our recent leasing statistics are indicative of a trend of improving leasing fundamentals across our submarkets. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired 36 properties during 2014. At the time of acquisition of some of these properties, our underwriting and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties have yet to fully recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of December 31, 2014, in addition to 916,942 rentable square feet of currently available space in our properties and 348,399 rentable square feet expiring on December 31, 2014, leases representing approximately 16.6% and 25.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2015 and December 31, 2016, respectively. As described in more detail above under “—Rental Revenue and Tenant Reimbursements,” in the year ended December 31, 2014 we renewed approximately 62.5% of leases scheduled to expire, which renewed leases represented approximately 62.5% of the aggregate rentable square footage under all expiring leases.

The leases scheduled to expire during the years ending December 31, 2015 and December 31, 2016 represent approximately 19.5% and 26.9%, respectively, of the total annualized base rent for our portfolio. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2015 and 2016 are currently at or slightly below current market asking rents, although individual properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. However, we believe that rental rates in our markets for product such as our properties are just beginning to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2015 and 2016 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As of December 31, 2014, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from 48 employees presently to between 60 and 70 employees during the next 12 to 24 months and, as a result, our general and administrative expenses, including wages and bonus expense and noncash equity compensation expense, will increase further.

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

In determining the fair value of intangible lease assets or liabilities, we consider Level 3 inputs. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.

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

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties

Revenue Recognition

We recognize revenue from rent, tenant reimbursements and other revenue sources once all of the following criteria are met: persuasive evidence that an arrangement exists, the delivery has occurred or services rendered, the fee is fixed and determinable and collectability is reasonably assured. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space.

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

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Our results of operations for all periods presented were affected by acquisitions and dispositions made during 2014 and 2013. Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties in our portfolio owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us throughout 2014 and 2013, which excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during 2014 and 2013. For the comparison of 2014 and 2013, the Same Properties Portfolio consists of 49 properties aggregating approximately 4.4 million square feet.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

Our results of operations for the year ended December 31, 2014 and for the period from July 24, 2013 through December 31, 2013 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from January 1, 2013 through July 23, 2013 contain the combined results of Rexford Industrial Realty, Inc. Predecessor.  In our analysis below, we have combined the results of Rexford Industrial Realty, Inc. and our Predecessor for combined results for the year ended December 31, 2013 in order to compare our results for year ended December 31, 2014.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/	%	Year Ended December 31,		Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$33,156,000	$31,796,000	$1,360,000	4.3%	$56,636,000	$37,655,000	$18,981,000	50.4%
Tenant reimbursements	3,720,000	3,355,000	365,000	10.9%	7,661,000	4,373,000	3,288,000	75.2%
Management, leasing and development services	-	-	-	-%	860,000	978,000	(118,000)	(12.1%)
Other income	262,000	234,000	28,000	12.0%	307,000	280,000	27,000	9.6%
TOTAL RENTAL REVENUES	37,138,000	35,385,000	1,753,000	5.0%	65,464,000	43,286,000	22,178,000	51.2%
Interest income	1,118,000	1,016,000	102,000	10.0%	1,117,000	1,079,000	38,000	3.5%
TOTAL REVENUES	38,256,000	36,401,000	1,855,000	5.1%	66,581,000	44,365,000	22,216,000	50.1%
EXPENSES
Property expenses	10,326,000	9,807,000	519,000	5.3%	18,382,000	12,320,000	6,062,000	49.2%
General and administrative	-	-	-	-%	12,144,000	9,747,000	2,397,000	24.6%
Depreciation and amortization	13,299,000	12,566,000	733,000	5.8%	28,608,000	15,708,000	12,900,000	82.1%
TOTAL OPERATING EXPENSES	23,625,000	22,373,000	1,252,000	5.6%	59,134,000	37,775,000	21,359,000	56.5%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	-%	2,038,000	1,264,000	774,000	61.2%
Interest expense	161,000	9,193,000	(9,032,000)	(98.2%)	6,400,000	11,158,000	(4,758,000)	(42.6%)
Gain on mark-to-market interest rate swaps	-	-	-	-%	-	(49,000)	49,000	(100.0%)
TOTAL OTHER EXPENSE	161,000	9,193,000	(9,032,000)	(98.2%)	8,438,000	12,373,000	(3,935,000)	(31.8%)
TOTAL EXPENSES	23,786,000	31,566,000	(7,780,000)	(24.6%)	67,572,000	50,148,000	17,424,000	34.7%
Equity in loss of unconsolidated real estate entities	-	-	-		(29,000)	(823,000)	794,000
Gain from early repayment of note receivable	-	-	-		-	1,365,000	(1,365,000)
Loss on extinguishment of debt	-	(3,451,000)	3,451,000		-	(3,955,000)	3,955,000
Loss on sale of real estate	-	-	-		(150,000)	-	(150,000)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	14,470,000	1,384,000	13,086,000		(1,170,000)	(9,196,000)	8,026,000
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	-	-		21,000	(518,000)	539,000
Loss on extinguishment of debt	-	-	-		-	(267,000)	267,000
Gain on sale of real estate	-	-	-		2,125,000	4,989,000	(2,864,000)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		2,146,000	4,204,000	(2,058,000)
NET INCOME (LOSS)	$14,470,000	$1,384,000	$13,086,000		$976,000	$(4,992,000)	$5,968,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased approximately $1.4 million, or 4.3%, and approximately $19.0 million, or 50.4%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased approximately $0.4 million, or 10.9%, and approximately $3.3 million or 75.2%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods.  Our Total Portfolio tenant reimbursements was also positively impacted by the revenues from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased by approximately $0.1 million, or 12.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  This was primarily due to lower management fee revenue and commissions from our management of properties not owned by us for comparable periods.

Other Income

Our Same Properties Portfolio and Total Portfolio other income increased by $28,000, or 12.0%, and $27,000, or 9.6%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the receipt of higher construction easement income at one our properties.

Property Expenses

Our Same Properties Portfolio property expenses increased by approximately $0.5 million or 5.3 % for the year ended December 31, 2014 compared to the year ended December 31, 2013, and as a percentage of total rental revenues increased to 27.8% for the year ended December 31, 2014, from 27.7%, for the year ended December 31, 2013, primarily due to an increase in corporate overhead allocations for salaries and bonuses and an increase in real estate taxes.  Total Portfolio property expenses, which increased by approximately $6.1 million, or 49.2%, was also impacted by the incremental expenses from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.

General and Administrative

Our Total Portfolio general and administrative expenses increased approximately $2.4 million, or 24.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase is primarily due to an approximately $0.9 million increase in corporate public company expenses, an approximately $0.7 million increase in payroll and employment fee expense due to increased staffing levels, an approximately $0.6 million increase in legal expenses, an approximately $0.6 million increase in post-IPO non-cash equity compensation expense, an approximately $0.4 million increase in bonus expense, and an approximately $0.2 million increase in corporate office rent expense, partially offset by approximately $1.0 million non-cash equity compensation expense incurred by our Predecessor and an approximately $0.3 million decrease in professional tax and audit fees.

Depreciation and Amortization

Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased approximately $0.7 million, or 5.8%, and approximately $12.9 million, or 82.1%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The Same Property Portfolio increase is primarily due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Our Total Portfolio depreciation and amortization expense also increased due to incremental expense from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased approximately $0.8 million, or 61.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to higher acquisition activity in 2014 compared to 2013.

Interest Expense

Our Same Properties Portfolio interest expense for the year ended December 31, 2014 is not comparable to the year ended December 31, 2013, due to the change in our debt structure at the time of the IPO.  Our Total Portfolio interest expense decreased approximately $4.8 million, or 42.6%, during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the pay down of mortgage debt at the consummation of our IPO.

Gain on mark-to-market interest rate swaps

Our Total Portfolio gain on mark-to-market interest rate swaps decreased $49,000 or 100.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to the expiration of our interest rate swap not accounted for as an effective hedge during 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities of approximately $0.8 million for the year ended December 31, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in loss of unconsolidated real estate entities of approximately $29,000 for the year ended December 31, 2014 only includes our equity interest in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013.  In November 2014 the JV recognized a gain on the sale of two of the three Mission Oaks buildings totaling approximately $13.4 million, of which our share was approximately $2.0 million.  For the year ended December 31, 2014, the $29,000 equity in loss of unconsolidated real estate entities includes minimal gain after taking into account approximately $2.0 million in basis adjustments related to the two buildings.  The basis adjustments represent the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.  The equity in loss of unconsolidated real estate entities of approximately $0.8 million reflects an approximately $0.8 million impairment charge associated with our interest in La Jolla Sorrento during 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the year ended December 31, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California.

Loss on Extinguishment of Debt

Our Same Properties Portfolio and Total Portfolio loss on extinguishment of debt of approximately $3.5 million and $4.0 million, respectively, for the year ended December 31, 2013, is primarily due to pre-payment charges incurred as a result of the repayment of mortgage debt at the consummation of our IPO.

Loss on Sale of Real Estate

Our Total Portfolio loss on sale of real estate of approximately $0.2 million for the year ended December 31, 2014 relates to the disposition of our property located at 500-560 Zenith Drive, in Glenview, Illinois.  We adopted ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, beginning in the fiscal quarter ended September 30, 2014.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  The disposal of our property located at 500-560 Zenith Drive did not meet the criteria to be classified in discontinued operations, and as such, the loss on sale of real estate is included in continuing operations.

Discontinued Operations

Our income from discontinued operations of approximately $2.1 million for the year ended December 31, 2014 is comprised primarily of the gain related to the sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 Madera Road.  Our income from discontinued operations of approximately $4.2 million for the year ended December 31, 2013 is comprised primarily of the gain related to the disposition of our properties located at 4578 Worth Street, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed properties.

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

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us throughout 2012 and 2013, which excludes our joint venture or tenants-in-common properties and any properties that were acquired or sold during 2013 and 2012. For the comparison of 2013 and 2012, the Same Properties Portfolio consists of 46 properties aggregating approximately 4.0 million square feet.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

Our results of operations for the period from July 24, 2013 through December 31, 2013 contain the consolidated results of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The results of operations for the period from January 1, 2013 through July 23, 2013 and the year ended December 31, 2012 contain the combined results of Rexford Industrial Realty, Inc. Predecessor. In our analysis below, we have combined the results of our Predecessor and Rexford Industrial Realty, Inc. for combined results for the year ended December 31, 2013 in order to compare our Predecessor’s results for year ended December 31, 2012.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/	%	Year Ended December 31,		Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$29,896,000	$27,268,000	$2,628,000	9.6%	$37,655,000	$27,842,000	$9,813,000	35.2%
Tenant reimbursements	3,275,000	2,843,000	432,000	15.2%	4,373,000	2,952,000	1,421,000	48.1%
Management, leasing and development services	-	-	-	0.0%	978,000	518,000	460,000	88.8%
Other income	231,000	79,000	152,000	192.4%	280,000	105,000	175,000	166.7%
TOTAL RENTAL REVENUES	33,402,000	30,190,000	3,212,000	10.6%	43,286,000	31,417,000	11,869,000	37.8%
Interest income	1,016,000	1,004,000	12,000	1.2%	1,079,000	1,577,000	(498,000)	-31.6%
TOTAL REVENUES	34,418,000	31,194,000	3,224,000	10.3%	44,365,000	32,994,000	11,371,000	34.5%
EXPENSES
Property expenses	9,283,000	8,777,000	506,000	5.8%	12,320,000	9,250,000	3,070,000	33.2%
General and administrative	-	-	-	0.0%	9,747,000	5,146,000	4,601,000	89.4%
Depreciation and amortization	11,313,000	12,129,000	(816,000)	-6.7%	15,708,000	11,921,000	3,787,000	31.8%
TOTAL OPERATING EXPENSES	20,596,000	20,906,000	(310,000)	-1.5%	37,775,000	26,317,000	11,458,000	43.5%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	0.0%	1,264,000	599,000	665,000	111.0%
Interest expense	9,075,000	17,339,000	(8,264,000)	-47.7%	11,158,000	16,875,000	(5,717,000)	-33.9%
Gain on mark-to-market interest rate swaps	-	-	-	0.0%	(49,000)	(2,361,000)	2,312,000	-97.9%
TOTAL OTHER EXPENSE	9,075,000	17,339,000	(8,264,000)	-47.7%	12,373,000	15,113,000	(2,740,000)	-18.1%
TOTAL EXPENSES	29,671,000	38,245,000	(8,574,000)	-22.4%	50,148,000	41,430,000	8,718,000	21.0%
Equity in (loss) income of unconsolidated real estate entities	-	-	-		(823,000)	122,000	(945,000)
Gain from early repayment of note receivable	-	-	-		1,365,000	-	1,365,000
Loss on extinguishment of debt	(3,382,000)	-	(3,382,000)		(3,955,000)	-	(3,955,000)
NET LOSS FROM CONTINUING OPERATIONS	1,365,000	(7,051,000)	8,416,000		(9,196,000)	(8,314,000)	(882,000)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	-	-		(518,000)	-	(518,000)
Loss on extinguishment of debt	-	-	-		(267,000)	(698,000)	431,000
Gain on sale of real estate	-	-	-		4,989,000	55,000	4,934,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-		4,204,000	(643,000)	5,365,000
NET INCOME (LOSS)	$1,365,000	$(7,051,000)	$8,416,000		$(4,992,000)	$(8,957,000)	$4,483,000

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased approximately $2.6 million, or 9.6%, and approximately $9.8 million, or 35.2%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 15 properties we acquired during 2012 and 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transaction.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased approximately $0.4 million, or 15.2%, and approximately $1.4 million or 48.1%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods. The Total Portfolio tenant reimbursement revenue was also positively impacted by reimbursement revenues from the 15 properties we acquired during 2012 and 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transaction.

Management, Leasing and Development Services

Our Total Portfolio management, leasing, and development services revenue increased approximately $0.5 million or 88.8% for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to additional management fee revenues from the properties that our JV acquired in June 2012. There are no management, leasing and development fees allocable to the Same Properties Portfolio.

Other Income

Our Same Properties Portfolio and Total Portfolio other operating income increased approximately $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to receipt of construction easement income at one of our properties.

Property Expenses

Our Same Properties Portfolio and Total Portfolio property expenses as a percentage of total rental revenues decreased to 27.8% and 28.5% respectively, for the year ended December 31, 2013 from 29.1% and 29.4%, respectively, during the year ended December 31, 2012, due to operational efficiencies resulting in a decrease to our fixed costs, primarily real estate taxes and property insurance, as a percentage of rental revenues. Total Portfolio property expenses increased by approximately $3.1 million as a result of incremental expenses from the 15 properties we acquired during 2012 and 2013 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions and an increase corporate overhead allocations.

General and Administrative

Our Total Portfolio general and administrative expenses increased approximately $4.6 million, or 89.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This is primarily due to a $1.2 million cumulative year-to-date non-cash equity compensation expense for Rexford Industrial Realty, Inc. Predecessor and Rexford Industrial Realty, Inc., in the amount of $0.9 million and $0.3 million, respectively, approximately $0.5 million additional fees for tax services, approximately $0.5 million additional bonus accrual, and approximately $0.4 million non-recurring legal fees, combined with higher corporate public company expenses and payroll from additional head count.

Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expenses decreased approximately $0.8 million, or 6.7%, due to acquired lease related intangible and tangible assets for several of our properties being fully depreciated during 2012, while our Total Portfolio depreciation and amortization expenses increased approximately $3.8 million, or 31.8%, due to incremental expenses from the 15 properties we acquired during 2012 and 2013, the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased approximately $0.7 million, or 111.0%, for the year ended December 31, compared to the year ended December 31, 2012 due to higher expenses incurred for transactions consummated in 2013.

Interest Expense

Our Same Properties Portfolio and Total Portfolio interest expense decreased approximately $8.3 million, or 47.7%, and approximately $5.7 million, or 33.9% respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the pay down of mortgage debt at the consummation of the IPO combined with the expiration of our interest rate swaps not accounted for as effective hedges during 2012 and 2013.

Gain on mark-to-market interest rate swaps

Our Total Portfolio gain on mark-to-market interest rate swaps decreased approximately $2.3 million, or 97.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the expiration of our interest rate swaps not accounted for as effective hedges during 2012 and 2013.

Equity in Loss of Unconsolidated Real Estate Entities

The equity in loss of unconsolidated real estate entities includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks. The Mission Oaks properties were acquired on June 28, 2012, and the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013, and as a result, do not have comparable operating results for the periods presented. Our share of the loss from La Jolla Sorrento and Mission Oaks totaled approximately $0.8 million for the year ended December 31, 2013, compared to $0.1 million income for the year ended December 31, 2012. The difference is primarily attributable to a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during year ended December 31, 2013.

Gain from Early Repayment of Note Receivable

The gain from early repayment of a note receivable for the year ended December 31, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California, or the Foothill Note.

Loss on Extinguishment of Debt

Our Same Properties Portfolio and Total Portfolio loss on extinguishment of debt for the year ended December 31, 2013 is $3.4 million and $4.0 million, respectively. The Same Properties amount is due to pre-payment charges as a result of the pay down of mortgage debt at the consummation of our IPO. In addition the Total Portfolio also included a loss related to the repayment of debt secured by the Foothill Note and other property dispositions which were repaid early.

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

Non-GAAP Supplemental Measure: Funds From Operations

We calculate funds from operations (“FFO”) before non-controlling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs), impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income (loss), the nearest GAAP equivalent:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
Funds From Operations (FFO)
Net income (loss)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)
Add:
Depreciation and amortization, including amounts in discontinued operations	28,615,000	8,778,000	7,798,000	13,217,000
Depreciation and amortization from unconsolidated joint ventures and tenants in common(1)	357,000	249,000	720,000	409,000
Impairment write-downs of depreciable real estate - unconsolidated joint ventures and tenants in common	-	-	837,000	-
Loss on extinguishment of debt	-	-	4,222,000	-
Loss on sale of real estate	150,000	-		-
Deduct:
Gain on sale of real estate, including amounts in discontinued operations	(2,125,000)	-	(4,989,000)	(55,000)
Gain on sale of real estate from unconsolidated joint venture	(3,000)	-	-	-
Funds from operations	$27,970,000	$8,316,000	$4,307,000	$4,614,000

(1)

Amount represents our 15% ownership of Mission Oaks unconsolidated joint venture for the year ended December 31, 2014 and for the period from July 24, 2013 to December 31, 2013, and our 15% ownership of Mission Oaks unconsolidated joint venture and 70% tenant-in-common interest in La Jolla Sorrento for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012.

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

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
Rental revenues	$56,636,000	$18,449,000	$19,206,000	$27,842,000
Tenant reimbursements	7,661,000	2,161,000	2,212,000	2,952,000
Other income	307,000	93,000	187,000	105,000
Total operating revenues	64,604,000	20,703,000	21,605,000	30,899,000
Property expenses	18,382,000	6,396,000	5,924,000	9,250,000
Net Operating Income	$46,222,000	$14,307,000	$15,681,000	$21,649,000
Fair value lease revenue	420,000	185,000	239,000	141,000
Straight line rent adjustment	(1,400,000)	(498,000)	(124,000)	(738,000)
Cash Net Operating Income	$45,242,000	$13,994,000	$15,796,000	$21,052,000

The following is reconciliation from net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
Net income (loss)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)
Add:
General and Administrative	12,144,000	5,327,000	4,420,000	5,146,000
Depreciation and amortization	28,608,000	8,686,000	7,022,000	11,921,000
Acquisitions Expense	2,038,000	540,000	724,000	599,000
Interest Expense	6,400,000	1,763,000	9,395,000	16,875,000
Gain on mark-market interest rate swaps	-	-	(49,000)	(2,361,000)
Loss on sale of real estate	150,000	-	-	-
Loss on extinguishment of debt	-	-	4,222,000	-
Deduct:
Management, leasing and development services	860,000	534,000	444,000	518,000
Interest income	1,117,000	381,000	698,000	1,577,000
Equity in income (loss) from unconsolidated real estate entities	(29,000)	92,000	(915,000)	122,000
Gain from early repayment of note receivable	-	-	1,365,000	-
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	21,000	291,000	(809,000)	(698,000)
Gain on sale of real estate	2,125,000	-	4,989,000	55,000
Net Operating Income	$46,222,000	$14,307,000	$15,681,000	$21,649,000
Fair value lease revenue	420,000	185,000	239,000	141,000
Straight line rent adjustment	(1,400,000)	(498,000)	(124,000)	(738,000)
Cash Net Operating Income	$45,242,000	$13,994,000	$15,796,000	$21,052,000

Non-GAAP Supplemental Measure: EBITDA

We believe that earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. However, our industry peers may not calculate EBITDA in the same manner as we do and, accordingly, our EBITDA may not be comparable to our peers’ EBITDA.  Accordingly, EBITDA should be considered only as a supplement to net income as a measure of our performance.  The following table sets forth a reconciliation of our EBITDA for the periods presented to net income (loss):

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
Net income (loss)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)
Interest expense, including amounts in discontinued operations	6,400,000	1,763,000	9,720,000	17,786,000
Proportionate share of interest expense from unconsolidated joint ventures	170,000	74,000	94,000	87,000
Depreciation and amortization, including amounts in discontinued operations	28,615,000	8,778,000	7,798,000	13,217,000
Proportionate share of real estate related depreciation and amortization from unconsolidated joint ventures and tenant in common	357,000	249,000	720,000	409,000
EBITDA	$36,518,000	$10,153,000	$14,051,000	$22,542,000

Financial Condition, Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, capital expenditures for tenant improvements and leasing commissions and distributions to our common stockholders and holders of common units.  We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations and by drawing on our unsecured revolving credit facility. As of December 31, 2014, our cash and cash equivalents were approximately $8.6 million, and there was $92.5 million outstanding on unsecured credit facility, leaving $107.5 million available for additional borrowings.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities.  During 2015, we expect to close on acquisitions aggregating $250 million or more.  As of March 6, 2015, we have already closed on approximately $31 million, and we currently have approximately $32 million of acquisitions in escrow and outstanding letters of intent for properties aggregating approximately $55 million, which we anticipate closing in the coming quarters.  We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, borrowings available under our revolving credit facility and the issuance of equity securities.

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of common stock at a price per share of $16.00.  The net proceeds, after deducting the underwriting discount and offering costs, were approximately $176.4 million.  A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $92.5 million as of December 31, 2014, and an outstanding balance of $116.0 million on February 6, 2015, the date of repayment. The remaining proceeds will be used to fund future anticipated acquisitions and for general corporate purposes.

On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at a price per share of $13.50.  The net proceeds, after deducting the underwriting discount and offering costs, were approximately $221.8 million. A portion of the proceeds from this offering were used to repay the outstanding balance of $137.9 million on our unsecured revolving credit facility at the time of the offering.  The remaining proceeds were primarily used to fund acquisitions.

The two offerings noted above, were made pursuant to a shelf registration statement declared effective by the SEC on August 12, 2014, whereby we may offer and sell an indeterminate number of equity securities up to a total dollar amount of $750,000,000.

From time to time, we may decide to issue additional securities under this shelf registration statement to fund acquisitions, the repayment of long-term debt upon maturity and for other general corporate purposes.

At December 31, 2014, we had total indebtedness of approximately $357.1 million, reflecting a net debt to total market capitalization of approximately 32.7%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock excluding shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Revolving Credit and Term Loan Facilities

On June 11, 2014, we amended our existing revolving credit facility by entering into an Amended and Restated Credit Agreement (the “Amended Facility”). The Amended Facility, among other matters, adds a five-year $100.0 million term loan to the existing $200.0 million revolving credit facility.

The Amended Facility has an initial principal amount of $300.0 million comprised of a senior unsecured revolving credit facility in an initial principal amount of $200.0 million, and a senior unsecured term loan facility in the principal amount of $100.0 million.  The maturity date of the revolving credit facility was extended to June 11, 2018 (previously July 24, 2016), with one 12-month extension option available, subject to certain conditions, and the term loan facility has a maturity date of June 11, 2019.  The aggregate principal amount of the Amended Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the revolving credit facility or an increase to the term loan facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

Interest on the Amended Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, the applicable LIBOR margin will range from 1.30% to 1.90% (previously 1.35% to 2.05%), for the unsecured revolving credit facility and 1.25% to 1.85% for the term loan facility, depending on our Leverage Ratio (as defined in the Amended Facility).  During February 2015, our unsecured revolving credit facility and unsecured term loan were assigned an investment grade rating of BBB- by Fitch Ratings.  The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the revolving credit facility.

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

The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility, including:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•	Maintaining a ratio of secured debt to total asset value of not more than 45%;
•	Maintaining a ratio of total recourse debt to total asset value of not more than 15%;
•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;
•	Maintaining a ratio of adjusted EBITDA (as defined in the Amended Facility) to fixed charges of at least 1.50 to 1.0;
•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;
•	Maintaining a ratio of unencumbered NOI (as defined in the Amended Facility) to unsecured interest expense of at least 1.75 to 1.0.

The unsecured revolving credit facility and the term loan facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the term loan facility and repaid or prepaid may not be re-borrowed.

Additionally, the Amended Facility provides that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period.

The Amended Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable and, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).  The Company was in compliance with all financial covenants under the Amended Facility at December 31, 2014.

As of December 31, 2014, the $100.0 million term loan was outstanding and we had $92.5 million outstanding under the unsecured revolving credit facility, leaving $107.5 million available for additional borrowings.

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of December 31, 2014, and excludes amounts related to our JV (in thousands):

	Payments by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments	$357,076	$10,281	$42,885	$48,642	$92,650	$160,158	$2,460
Interest payments - fixed rate debt	1,812	463	153	146	138	130	782
Interest payments - variable rate debt (1)	20,099	5,796	5,176	4,498	3,268	1,361	-
Office lease payments	2,392	434	520	542	559	337	-
Ground lease payments	6,828	144	144	144	144	144	6,108
Tenant-related commitments	891	891	-	-	-	-	-
Total	$389,098	$18,009	$48,878	$53,972	$96,759	$162,130	$9,350

(1)	Based on the 30-day LIBOR rate in effect on December 31, 2014 for each of our variable rate loans based on the rate definition per the loans documents.

Consolidated Indebtedness

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2014:

	Principal (dollars in thousands)		Interest Rate		Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
The Park	3,173		5.125%		5.125%		3/1/2031
2980 San Fernando	10,153		5.088%		5.088%		7/1/2015
Subtotal	13,326	(1)
Variable Rate Debt
Glendale Commerce Center	42,750		LIBOR + 2.00%		2.171%	(2)	5/1/2016	(3)
$60M Term Loan	60,000		LIBOR + 1.90%		2.071%	(2)	8/1/2019	(4)
$48.5M Term Loan	48,500		LIBOR + 1.55%		1.738%	(2)	6/24/2017	(5)
$100M Term Loan Facility	100,000		LIBOR + 1.25%	(6)	1.421%	(2)	6/11/2019
Revolving Credit Facility	92,500		LIBOR + 1.30%	(6)	1.471%	(2)(5)	6/11/2018	(4)
Subtotal	343,750
Total/Weighted Average	$357,076				1.813%

(1)Does not include unamortized net debt premium of $30,000 at December 31, 2014.

(2)Based on the 30-day LIBOR rate as of December 31, 2014, as defined under the respective loan agreements.

(3)With two 1-year option to extend, provided that certain conditions are satisfied.

(4)With one 1-year option to extend, provided that certain conditions are satisfied.

(5)With one 2-year option to extend, provided that certain conditions are satisfied.

(6)LIBOR margin will range from 1.30% to 1.90% for the revolving credit facility and 1.25% to 1.85% for the term loan facility, depending on our Leverage Ratio, as defined in the loan agreement.

At December 31, 2014, we had total indebtedness of approximately $357.1 million, with a weighted average interest rate of approximately 1.95% (based on the LIBOR rates in effect on December 31, 2014, based on the rate definition per the loan documents and a margin of 155 basis points and 150 basis points on our unsecured revolving credit facility and term loan facility, respectively) and average term-maturity of 3.6 years.  At December 31, 2014, approximately $13.3 million, or 3.7% of our outstanding debt is fixed rate debt with a weighted average interest rate of 5.10% and an average term-to-maturity of 4.2 years.  At December 31, 2014, approximately $343.8 million, or 96.3%, of our outstanding debt is variable rate debt, with a weighted average interest rate of LIBOR + 1.65% and an average term-to-maturity of 3.5 years.

During 2014, we executed four forward interest rate swaps agreements, for a total aggregate notional amount of $160.0 million, with effective dates beginning in 2015 and 2016.  Two of these swaps  will effectively fix the annual rate on our $60 million term loan in the future as follows (i) $30 million at 3.762% from 1/15/15 to 2/15/19 and (ii) $30 million at 3.91% from 7/15/15 to 2/15/19.  The other two swaps will effectively fix the annual interest rate on our $100 million term loan in the future as follows: (i) $50 million at 1.79% plus the applicable term loan facility margin from 8/14/15 to 12/14/18, and (ii) $50 million at 2.005% plus the applicable term loan facility margin from 2/16/16 to 12/14/18.  If these swaps were effective as of December 31, 2014, our consolidated debt would be 49% fixed and 51% variable.

Debt Covenants

In addition to our Amended Facility, certain of our other loan agreements contain financial covenants. The Glendale Commerce Center loan contains the financial covenants noted below.  Additionally, there is a debt service coverage ratio requirement and a loan-to-value ratio requirement that are tested each time we exercise an option to extend the maturity date of the loan.

•	Maintaining a Debt Service Coverage Ratio (as defined in the tern loan agreement) of at least 1.10 to 1.00, to be tested quarterly;
•	Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5,000,000, to be tested annually as of December 31 of each year;
•	Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75,000,000, to be tested annually as of December 31 of each year.

Our $60.0 million Term Loan contains the following financial covenants:

•	Maintaining a Debt Service Coverage Ratio (as defined in the tern loan agreement) of at least 1.10 to 1.00, to be tested quarterly;
•

Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5,000,000, or (ii) $8,000,000 if we elect to have Line of Credit Availability (as defined in the term loan agreement) included in the calculation, of which $2,000,000 must be cash or cash equivalents, to be tested annually as of December 31 of each year;

•	Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75,000,000, to be tested annually as of December 31 of each year.

Our $48.5 million Term Loan contains a performance covenant that is tested annually and requires the achievement of a minimum in-place debt yield of 9.25% by the eight properties securing the loan.

We expect to be in compliance with all of the financial covenants required by our loan agreements.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entities which have been disclosed in the notes to our consolidated and combined financial statements.

Cash Flows

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The following table summarizes the combined cash flows of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
	(dollars in thousands)
Cash provided by operating activities	$24,504	$13,505	$10,999
Cash used in investing activities	$(380,581)	$(128,335)	$(252,246)
Cash provided by financing activities	$355,686	$80,328	$275,358

Net cash provided by operating activities. Net cash provided by operating activities increased by $11.0 million to $24.5 million for the year ended December 31, 2014 compared to $13.5 million for the year ended December 31, 2013. The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2013, and lower cash interest paid due to the reduction of debt at the date of our IPO.  These increases were partially offset by the loss of cash flows from property dispositions that occurred after January 1, 2013, and fluctuations in working capital.

Net cash used in investing activities. Net cash used in investing activities increased by $252.2 million to $380.6 million for the year ended December 31, 2014 compared to $128.3 million for the year ended December 31, 2013. The increase is primarily attributable to an increase of $242.3 million paid toward acquisitions and construction and development projects for comparable periods, a decrease in proceeds of $6.1 million received from property dispositions for comparable periods, and $5.4 million received from the Foothill note receivable repayment during the year ended December 31, 2013.

Net cash provided by financing activities. Net cash provided by financing activities of $355.7 million for the year ended December 31, 2014 primarily reflects the $221.8 million in net proceeds raised from the completion of our follow-on offering, new term loan borrowings totaling $148.5 million, and net borrowings of $11.1 million on our unsecured revolving credit facility, partially offset by the payment of $18.4 million in dividends and distributions to shareholders and unitholders, the repayment of the $5.0 million note secured by one of our properties and the payment of $1.9 million of deferred loan costs related to new borrowings.  Net cash provided by financing activities of $80.3 million for the year ended December 31, 2013 primarily reflects the $253.0 million in net proceeds raised from the completion of our IPO and concurrent private placement, partially offset by a net decrease in debt of $127.5 million, the payment of $39.7 million in distributions to Predecessor members, the payment of $2.5 million of mortgage prepayment fees at the date of our IPO and the payment of $2.6 million of deferred loan costs related to new borrowings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.

We executed four forward-starting interest rate swaps during 2014, and as of December 31, 2014, none of these swaps are in effect.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall.  We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a description of our interest rate swaps, see Note 8 to our combined and consolidated financial statements included in Item 15 of this Report on Form 10-K.

Based upon the amount of variable debt outstanding as of December 31, 2014, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.7 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable rate debt would be approximately $0.6 million annually.

Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. We calculate interest sensitivity by multiplying the amount of variable rate debt outstanding by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.  These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference.

Item 11. Executive Compensation

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

The following financial information is included in Part IV of this Report on the pages indicated:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets of Rexford Industrial Realty, Inc. as of December 31, 2014 and 2013	F-2

Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the year ended December 31, 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012

F-3

Consolidated and Combined Statements of Comprehensive Loss of Rexford Industrial Realty, Inc. for the year ended December 31, 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012

F-4

Consolidated and Combined Statements of Changes in Equity of Rexford Industrial Realty, Inc. for the year ended December 31, 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013 and the year ended December 2012

F-5

Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the year ended December 31, 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 through July 23, 2013 and the year ended December 31, 2012

F-7
Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	F-9
Schedule III – Consolidated Real Estate and Accumulated Depreciation as of December 31, 2014	F-41

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013

2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K/A	001-36008	2.1	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.1	9/15/2014
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.2	7/15/2013
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
10.1	Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	10-Q	001-36008	10.1	9/3/2013
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7	Guaranty Agreement by and among the guarantors identified on Exhibit A thereto and Rexford Industrial Realty, L.P. in favor of a to be named lender	10-Q	001-36008	10.7	9/3/2013
10.8†	Employment Agreement between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.9†	Employment Agreement between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.11†*	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program
10.12	Credit Agreement among Rexford Industrial Realty, L.P., as Borrower, Rexford Industrial Realty, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, The Other Lenders Party Thereto, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner	10-Q	001-36008	10.11	9/3/2013
10.13	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013

10.14	Consent Agreement by and among RIF V—Jersey, LLC, Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and U.S. Bank National Association, as trustee, successor-in-interest to Bank of America, N. A., as trustee, successor by merger to LaSalle Bank, National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17, as Noteholder, whose master servicer is Wells Fargo Bank, National Association	10-Q	001-36008	10.13	9/3/2013
10.15	Promissory Note Secured by Security Instrument dated November 29, 2004 by Jersey Business Park (predecessor in interest to RIF V – Jersey, LLC), as Borrower, in favor of Wells Fargo Bank, National Association (as predecessor in interest to Noteholder), as Lender	S-11/A	333-188806	10.14	7/9/2013
10.16	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of November 29, 2004 by Jersey Business Park (predecessor in interest to RIF V – Jersey, LLC), in favor of Mortgage Electronic Registration Systems, Inc., as Beneficiary, for the benefit of Wells Fargo Bank, National Association (as predecessor in interest to Noteholder), as Lender	S-11/A	333-188806	10.15	7/9/2013
10.17	Term Loan Agreement dated as of April 16, 2013 by and among RIF V – Glendale Commerce Center, LLC, RIF V – GGC Alcorn, LLC and RIF V – 3360 San Fernando, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	S-11/A	333-188806	10.16	7/9/2013
10.18	Term Loan Agreement dated as of June 28, 2012 between 3001 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.17	7/9/2013
10.19	Term Loan Agreement dated as of June 28, 2012 between 3175 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.18	7/9/2013
10.20	Term Loan Agreement dated as of June 28, 2012 between 3233 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.19	7/9/2013
10.21	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.22	Amended and Restated Credit Agreement, dated as of June 11, 2014, among the Rexford Industrial Realty Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners and the other parties named therein	8-K	001-36008	10.1	6/13/2014
10.23	Loan and Security Agreement, dated as of June 24, 2014, by and among Rexford Industrial – SDLAOC, LLC, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders referenced therein, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger.	8-K	001-36008	10.1	6/30/2014
10.24	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender	8-K	001-36008	10.1	8/12/2014
10.25	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*

The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated and Combined Statements of Operations, (iii) Consolidated and Combined Statements of Comprehensive Income, (iv) Consolidated and Combined Statements of Changes in Equity, (iv) Consolidated and Combined Statements of Cash Flows and (v) the Notes to Consolidated and Combined Financial Statements

*	Filed herein
**	Furnished herein
†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
March 6, 2015	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)
March 6, 2015	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)
March 6, 2015	/s/ Adeel Khan
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	March 6, 2015
Richard Ziman

/s/ Robert L. Antin	Director	March 6, 2015
Robert L. Antin

/s/ Steven C. Good	Director	March 6, 2015
Steven C. Good

/s/ Peter Schwab	Director	March 6, 2015
Peter Schwab

	Director	March 6, 2015
Tyler H. Rose

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexford Industrial Realty, Inc.

We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2014 and for the period from July 24, 2013 to December 31, 2013, and the related combined statements of operations, comprehensive loss, changes in equity, and cash flows of Rexford Industrial Realty, Inc. Predecessor (the “predecessor”) as defined in note 1, for the period from January 1, 2013 to July 23, 2013, and for the year ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexford Industrial Realty, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014 and for the period from July 24, 2013 to December 31, 2013 (representing the Company) and the combined results of its operations and its cash flows for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012 (representing the predecessor),  in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective July 1, 2014.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 6, 2015

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2014	2013

ASSETS
Land	$368,033,000	$216,078,000
Buildings and improvements	540,837,000	311,118,000
Tenant improvements	21,404,000	13,239,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	930,462,000	540,623,000
Accumulated depreciation	(76,884,000)	(58,950,000)
Investments in real estate, net	853,578,000	481,673,000
Cash and cash equivalents	8,606,000	8,997,000
Restricted cash	-	325,000
Notes receivable	13,137,000	13,139,000
Rents and other receivables, net	1,812,000	917,000
Deferred rent receivable, net	5,014,000	3,637,000
Deferred leasing costs, net	3,608,000	2,153,000
Deferred loan costs, net	2,789,000	1,597,000
Acquired lease intangible assets, net	28,136,000	13,508,000
Acquired indefinite-lived intangible	5,271,000	5,271,000
Other assets	4,699,000	2,309,000
Acquisition related deposits	2,110,000	1,510,000
Investment in unconsolidated real estate entities	4,018,000	5,687,000
Assets associated with real estate held for sale	-	13,952,000
Total Assets	$932,778,000	$554,675,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$357,106,000	$192,491,000
Accounts payable, accrued expenses and other liabilities	11,304,000	5,783,000
Dividends payable	5,244,000	5,368,000
Acquired lease intangible liabilities, net	3,016,000	1,143,000
Tenant security deposits	8,768,000	6,099,000
Prepaid rents	1,463,000	1,426,000
Liabilities associated with real estate held for sale	-	596,000
Total Liabilities	386,901,000	212,906,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity
Common Stock, $0.01 par value 490,000,000 authorized and 43,702,442 and 25,559,886 outstanding as of December 31, 2014 and December 31, 2013, respectively	434,000	255,000
Additional paid in capital	542,318,000	311,936,000
Cumulative distributions in excess of earnings	(21,673,000)	(5,993,000)
Accumulated other comprehensive income	(1,331,000)	-
Total stockholders' equity	519,748,000	306,198,000
Noncontrolling interests	26,129,000	35,571,000
Total Equity	545,877,000	341,769,000
Total Liabilities and Equity	$932,778,000	$554,675,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
RENTAL REVENUES
Rental revenues	$56,636,000	$18,449,000	$19,206,000	$27,842,000
Tenant reimbursements	7,661,000	2,161,000	2,212,000	2,952,000
Management, leasing and development services	860,000	534,000	444,000	518,000
Other income	307,000	93,000	187,000	105,000
TOTAL RENTAL REVENUES	65,464,000	21,237,000	22,049,000	31,417,000
Interest income	1,117,000	381,000	698,000	1,577,000
TOTAL REVENUES	66,581,000	21,618,000	22,747,000	32,994,000
OPERATING EXPENSES
Property expenses	18,382,000	6,396,000	5,924,000	9,250,000
General and administrative	12,144,000	5,327,000	4,420,000	5,146,000
Depreciation and amortization	28,608,000	8,686,000	7,022,000	11,921,000
TOTAL OPERATING EXPENSES	59,134,000	20,409,000	17,366,000	26,317,000
OTHER (INCOME) EXPENSE
Acquisition expenses	2,038,000	540,000	724,000	599,000
Interest expense	6,400,000	1,763,000	9,395,000	16,875,000
Gain on mark-to-market of interest rate swaps	-	-	(49,000)	(2,361,000)
TOTAL OTHER EXPENSE	8,438,000	2,303,000	10,070,000	15,113,000
TOTAL EXPENSES	67,572,000	22,712,000	27,436,000	41,430,000
Equity in income (loss) from unconsolidated real estate entities	(29,000)	92,000	(915,000)	122,000
Gain from early repayment of note receivable	-	-	1,365,000	-
Loss on extinguishment of debt	-	-	(3,955,000)	-
Loss on sale of real estate	(150,000)	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(1,170,000)	(1,002,000)	(8,194,000)	(8,314,000)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	21,000	291,000	(809,000)	(698,000)
Loss on extinguishment of debt	-	-	(267,000)	-
Gain on sale of real estate	2,125,000	-	4,989,000	55,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,146,000	291,000	3,913,000	(643,000)
NET INCOME (LOSS)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)

NET INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$794,000	$(654,000)	$(4,266,000)	$(4,891,000)
Noncontrolling interests	80,000	(86,000)	(15,000)	(4,066,000)
Participating securities	102,000	29,000	-	-
NET INCOME (LOSS)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)

Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$(0.04)	$(0.04)
Net income (loss) available to common stockholders per share - basic and diluted	$0.02	$(0.03)
Weighted average shares of common stock outstanding - basic and diluted	31,953,506	24,925,226

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
Net income (loss)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)
Other comprehensive loss: cash flow hedge adjustment	(1,402,000)	-	-	-
Comprehensive loss	(426,000)	(711,000)	(4,281,000)	(8,957,000)
Less: comprehensive (income) loss attributable to noncontrolling interests	(9,000)	86,000	15,000	4,066,000
Comprehensive loss attributable to common stockholders	$(435,000)	$(625,000)	$(4,266,000)	$(4,891,000)

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

	Rexford Industrial Realty, Inc.							Rexford Industrial Realty, Inc. Predecessor
	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Rexford Industrial Realty, Inc. Noncontrolling Interests	Rexford Industrial Realty, Inc. Predecessor	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	-	-	-	-	-	-	-	(8,514,000)	76,194,000	67,680,000
Capital contributions	-	-	-	-	-	-	-	1,021,000	39,346,000	40,367,000
Net loss	-	-	-	-	-	-	-	(4,891,000)	(4,066,000)	(8,957,000)
Distributions	-	-	-	-	-	-	-	(307,000)	(2,535,000)	(2,842,000)
Balance at December 31, 2012	-	-	-	-	-	-	-	(12,691,000)	108,939,000	96,248,000
Capital contributions	-	-	-	-	-	-	-	6,000	1,150,000	1,156,000
Equity based compensation expense	-	-	-	-	-	-	-	-	1,000,000	1,000,000
Net loss	-	-	-	-	-	-	-	(4,266,000)	(15,000)	(4,281,000)
Distributions	-	-	-	-	-	-	-	(2,096,000)	(4,729,000)	(6,825,000)
Formation transactions
Contribution of Rexford Sponsor V, LLC and Rexford Industrial Fund V REIT, LLC	-	-	-	-	-	-	-	1,005,000	39,685,000	40,690,000
Distributions	-	-	-	-	-	-	-	(708,000)	(31,020,000)	(31,728,000)
Repurchase of interests from unaccredited investors	-	-	-	-	-	-	-	(96,000)	(1,004,000)	(1,100,000)
Exchange of common units to acquire tenant-in-common	-						40,000	-		40,000
Exchange of Predecessor's equity for common stock and units	4,943,225	49,000	49,864,000	-	-	49,913,000	45,247,000	18,846,000	(114,006,000)	-
Balance at July 24, 2013 prior to initial public offering	4,943,225	49,000	49,864,000	-	-	49,913,000	45,287,000	-	-	95,200,000
Issuance of common stock	16,451,972	165,000	230,165,000	-	-	230,330,000	-	-	-	230,330,000
Offering costs	-	-	(24,824,000)	-	-	(24,824,000)	-	-	-	(24,824,000)
Proceeds from private placement	3,358,311	34,000	46,982,000	-	-	47,016,000	-	-	-	47,016,000
Share-based compensation	140,468	-	433,000	-	-	433,000	-	-	-	433,000
Net loss	-	-	-	(625,000)	-	(625,000)	(86,000)	-	-	(711,000)
Dividends	-	-	-	(5,368,000)	-	(5,368,000)		-	-	(5,368,000)
Reallocation and issuance of OP units and common stock related to the Accommodation	665,910	7,000	9,316,000	-	-	9,323,000	(9,630,000)	-	-	(307,000)
Balance at January 1, 2014	25,559,886	255,000	311,936,000	(5,993,000)	-	306,198,000	35,571,000	-	-	341,769,000
Issuance of common stock	17,250,000	172,000	232,703,000	-	-	232,875,000	-	-	-	232,875,000
Offering costs	-	-	(11,158,000)	-	-	(11,158,000)	-	-	-	(11,158,000)
Share-based compensation	213,569	-	1,163,000	-	-	1,163,000	-	-	-	1,163,000
Repurchase of common shares	(6,928)	-	(98,000)	-	-	(98,000)	-	-	-	(98,000)
Conversion of units to common stock	685,915	7,000	7,772,000	-	-	7,779,000	(7,779,000)	-	-	-
Net income	-	-	-	896,000	-	896,000	80,000	-	-	976,000
Other comprehensive loss	-	-	-	-	(1,331,000)	(1,331,000)	(71,000)	-	-	(1,402,000)
Dividends	-	-	-	(16,576,000)	-	(16,576,000)	-	-	-	(16,576,000)
Distributions	-	-	-	-	-	-	(1,672,000)	-	-	(1,672,000)
Balance at December 31, 2014	43,702,442	$434,000	$542,318,000	$(21,673,000)	$(1,331,000)	$519,748,000	$26,129,000	$-	$-	$545,877,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$976,000	$(711,000)	$(4,281,000)	$(8,957,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of unconsolidated real estate entities	29,000	(92,000)	915,000	(122,000)
Depreciation and amortization	28,608,000	8,686,000	7,022,000	11,921,000
Depreciation and amortization included in discontinued operations	7,000	92,000	776,000	1,296,000
Amortization of above (below) market lease intangibles, net	420,000	185,000	256,000	188,000
Accretion of discount on notes receivable	(263,000)	(83,000)	(94,000)	(360,000)
Loss on extinguishment of debt	-	-	4,222,000	-
Loss on sale of real estate	150,000	-	-	-
Gain on sale of real estate included in discontinued operations	(2,125,000)	-	(4,989,000)	(55,000)
Amortization of loan costs	684,000	216,000	784,000	843,000
Gain on mark-to-market interest rate swaps	-	-	(49,000)	(2,361,000)
Accretion of premium on notes payable	(209,000)	-	-	-
Deferred interest expense	-	-	573,000	1,065,000
Equity based compensation expense	1,042,000	392,000	985,000	-
Gain from early repayment of notes receivable	-	-	(1,365,000)	-
Change in working capital components:
Rents and other receivables	(883,000)	(79,000)	(161,000)	57,000
Deferred rent receivable	(1,400,000)	(795,000)	(263,000)	(843,000)
Change in restricted cash	-	-	1,137,000	(274,000)
Leasing commissions	(2,362,000)	(622,000)	(980,000)	(1,090,000)
Other assets	(1,069,000)	(815,000)	(1,172,000)	(718,000)
Accounts payable, accrued expenses and other liabilities	1,227,000	1,376,000	942,000	662,000
Tenant security deposits	961,000	230,000	507,000	(36,000)
Prepaid rent	(1,289,000)	932,000	(172,000)	(136,000)
Net cash provided by operating activities	24,504,000	8,912,000	4,593,000	1,080,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(383,662,000)	(78,749,000)	(73,332,000)	(20,673,000)
Capital expenditures	(13,959,000)	(1,784,000)	(1,439,000)	(4,620,000)
Consolidation of La Jolla Sorrento	-	-	373,000	-
Acquisition related deposits	(600,000)	(1,310,000)	50,000	-
Contributions to unconsolidated real estate entities	(105,000)	-	-	(2,814,000)
Distributions from unconsolidated real estate entities	1,745,000	57,000	271,000	430,000
Change in restricted cash	325,000	(36,000)	408,000	210,000
Principal repayments of notes receivable	265,000	103,000	5,516,000	207,000
Disposition of investment in real estate	15,410,000	-	21,537,000	3,482,000
Net cash used in investing activities	(380,581,000)	(81,719,000)	(46,616,000)	(23,778,000)

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	221,773,000	207,477,000	-	-
Proceeds from private placement	-	47,016,000	-	-
Proceeds from notes payable	301,500,000	148,375,000	55,590,000	11,984,000
Repayment of notes payable	(147,241,000)	(312,889,000)	(21,135,000)	(4,479,000)
Deferred loan costs	(1,876,000)	(1,813,000)	(812,000)	(935,000)
Prepaid offering costs	-	-	(1,504,000)	-
Capital contributions from Predecessor members	-	-	1,156,000	40,367,000
Distributions to Predecessor members	-	-	(6,825,000)	(2,842,000)
Reimbursements due to Predecessor members	-	-	(1,221,000)	1,221,000
Distributions to Predecessor members related to formation transactions	-	(4,955,000)	(26,773,000)	-
Repurchase of interests from unaccredited investors	-	(1,100,000)	-	-
Distributions to Predecessor members related to the Accommodation	-	(307,000)	-	-
Dividends paid to common stockholders	(16,700,000)	-	-	-
Distributions paid to common unitholders	(1,672,000)	-	-	-
Repurchase of common shares	(98,000)	-	-	-
Change in restricted cash	-	-	48,000	(47,000)
Net cash provided by (used in) financing activities	355,686,000	81,804,000	(1,476,000)	45,269,000

(Decrease) increase in cash and cash equivalents	(391,000)	8,997,000	(43,499,000)	22,571,000
Cash and cash equivalents, beginning of period	8,997,000	-	43,499,000	20,928,000
Cash and cash equivalents, end of period	$8,606,000	$8,997,000	$-	$43,499,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,835,000	$1,870,000	$8,587,000	$15,787,000

Supplemental disclosure of noncash investing and financing transactions:
Contribution of Rexford Sponsor V LLC and Rexford Industrial Fund V REIT, LLC:
Investment in real estate and acquired intangibles	--	--	$(32,493,000)	--
Investment in unconsolidated real estate entities	--	--	$(2,844,000)	--
Notes receivable	--	--	$(5,305,000)	--
Predecessor equity and noncontrolling interests	--	--	$40,642,000	--

Acquisition of tenant-in-common interest in La Jolla Sorrento and consolidation of property previously accounted for under the equity method of accounting:
Investments in real estate and acquired intangibles	--	--	$(8,369,000)	--
Investment in unconsolidated real estate entities	--	--	$8,654,000	--
Additional paid in capital	--	--	$10,000	--
Rexford Industrial Realty, Inc. Predecessor	--	--	$(6,000)
Noncontrolling Interests	--	--	$84,000	--

Assumption of loan in connection with acquisition of real estate including loan premium	$10,565,000	--	$-	--

Capital expenditure accruals	$463,000	$550,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

NOTES TO THE FINANCIAL STATEMENTS

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of December 31, 2014, our consolidated portfolio consisted of 98 properties with approximately 9.8 million rentable square feet.  We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million square feet, which we also manage.   In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.

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

Basis of Presentation

As of December 31, 2014 and December 31, 2013 and for the year ended December 31, 2014 and the period from July 24, 2013 through December 31, 2013, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for periods prior to July 24, 2013 are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in noncontrolling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

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

Certain prior period amounts have been reclassified to conform to the current year presentationAny reference to the number of properties, buildings and square footage are unaudited and outside the scope of our independent auditor’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

Restricted Cash

Restricted cash represents escrow reserves that we are required to set aside for future costs as required by certain agreements with our lenders.  At December 31, 2013, the restricted cash balance of $0.3 million was being reserved for tenant improvement costs related to the property located at 10700 Jersey Boulevard.  We did not have any restricted cash balances as of December 31, 2014.

Discontinued Operations

On April 14, 2014, the FASB issued ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s results and operations when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. ASU 2014-08 further expands the disclosure requirements for discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  ASU 2014-08 will be applied prospectively and is effective for annual periods and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. We elected to adopt ASU 2014-08 early, beginning in the fiscal quarter ended September 30, 2014.  The adoption of ASU 2014-08 has and will likely result in fewer property sales being classified as discontinued operations.

The revenues and expenses of operating properties that were either sold or classified as held for sale prior to the adoption of ASU 2014-08, are reported as discontinued operations in the consolidated and combined statements of operations for all periods presented through the date of the disposition.  Furthermore, the gain or loss on sale of these operating properties is reported as discontinued operations in the consolidated and combined statements of operations in the period the properties are sold.  In determining whether to report the results of operations and any gain or loss on sale of operating properties as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, gain or loss on sale as part of continuing operations.  See Note 13.

Held for Sale Assets

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of ASC Topic 360: Property, Plant, and Equipment, are met. At that time, the assets and liabilities of the property held for sale are presented separately in the consolidated balance sheets, which include the reclassification of the assets and liabilities for all comparative periods. In addition, we cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.  See Note 13.

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

In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  During the year ended December 31, 2014 and the period from July 24, 2013 through December 31, 2013, we capitalized $307,000 and $154,000, respectively, in acquisition costs.  See Note 3.

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, associated interest expense, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

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

The values allocated to buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated remaining life of 10-30 years for buildings, the shorter of the estimated useful life of the related building or 20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets and review for impairment on a property-by-property basis, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

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

There were no impairment charges recorded during the year ended December 31, 2014, the period from July 24, 2013 to December 31, 2013, the period from January 1, 2013 to July 23, 2013 or during the year ended December 31, 2012.

Investment in Unconsolidated Real Estate

Investments in unconsolidated real estate in which we have the ability to exercise significant influence (but not control) are accounted for under the equity method of investment.  Under the equity method, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations.  See Note 12.

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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the year ended December 31, 2014 and for the period from July 24, 2013 through December 31, 2013.

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

RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT met all of the REIT distribution and technical requirements for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012.  Accordingly, we have not recognized any provision for income taxes.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2014 and December 31, 2013, we have not established a liability for uncertain tax positions.

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of approximately $0.7 million, $0.2 million, $0.3 million and $0.8 million for the year ended December 31, 2014, the period from January 1, 2013 through July 23, 2013, the period from July 24, 2013 through December 31, 2013 and the year ended December 31, 2012, respectively, as a reduction to rental revenues in our consolidated and combined statements of operations. We had a $1.0 million and $0.5 million reserve for allowance for doubtful accounts as of December 31, 2014 and 2013, respectively.

Equity Based Compensation

We account for equity based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  The total compensation expense for these awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  See Note 15.

Equity Offering Costs

Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.

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

Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities, including the dilutive effect of unvested restricted common stock using the treasury stock method. See Note 16.

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

On November 24, 2014, we acquired the property located at 679-691 S. Anderson Street in Los Angeles, California for a contract price of $6.5 million using cash on hand.  The property consists of one multi-tenant building totaling 47,490 square feet situated on 0.88 acres of land.

On November 25, 2014, we acquired the property located at 7900 Nelson Road in Panorama, California for a contract price of $24.3 million using cash on hand.  The property consists of  one single-tenant building totaling 203,082 square feet situated on 9.43 acres of land.

On December 3, 2014, we acquired two of the three properties in a portfolio located in Fontana, California for a contract price of $16.7 million using funds from our revolving credit facility and cash on hand.  The portfolio consists of two multi-tenant buildings totaling 240,251 square feet situated on 13.0 acres of land.

On December 5, 2014, we acquired the property located at 240 West Ivy Avenue in Inglewood, California for a contract price of $5.9 million using funds from our revolving credit facility.  The property consists of one multi-tenant building totaling 45,685 square feet situated on 2.3 acres of land.

On December 9, 2014, we acquired an industrial portfolio consisting of five properties located in Oxnard, California for a contract price of $38.7 million using funds from our revolving credit facility and cash on hand.  The portfolio consists of 16 multi-tenant buildings totaling 408,224 square feet situated on 28.4 acres of land.

On December 18, 2014, we acquired the property located at 11120-11200 Hindry Avenue in Los Angeles, California for a contract price of $11.9 million using funds from our revolving credit facility.  The property consists of three multi-tenant buildings totaling 63,654 square feet situated on 2.88 acres of land.

On December 31, 2014, we acquired the property located at 6970-7170 and 7310-7374 Convoy Court in San Diego, California for a contract price of $32.3 million using funds from our revolving credit facility.  The property consists of 13 multi-tenant buildings totaling 187,763 square feet situated on 12.05 acres of land.

During the period from July 24, 2013 to December 31, 2013, we acquired seven properties consisting of 17 buildings and approximately 956,000 square feet.  The properties are located throughout Southern California.  The total contract price for those acquisitions was $83.7 million.

During the period from January 1, 2013 to July 23, 2013 our predecessor acquired four properties consisting of 17 buildings and approximately 741,000 square feet.  The properties are located throughout Southern California.  The total contract price for those acquisitions was $73.8 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
2014 Acquisitions
7110 Rosecrans Avenue(3)	1/15/2014	$3,117,000	$1,894,000	$-	$-	$5,011,000	$-	$(321,000)	$4,690,000
14723-14825 Oxnard Street	1/22/2014	$4,458,000	$3,948,000	$490,000	$(21,000)	$8,875,000	$-	$(117,000)	$8,758,000
845, 855, & 865 Milliken Ave. and 4317 & 4319 Santa Ana St.	2/12/2014	$2,260,000	$6,043,000	$431,000	$(184,000)	$8,550,000	$2,000	$(116,000)	$8,436,000
1500-1510 West 228th Street(4)	2/25/2014	$2,428,000	$4,271,000	$205,000	$(304,000)	$6,600,000	$1,180,000	$(1,214,000)	$6,566,000
24105 & 24201 Frampton Avenue	3/20/2014	$2,315,000	$1,553,000	$62,000	$-	$3,930,000	$22,000	$(64,000)	$3,888,000
1700 Saturn Way	4/17/2014	$7,935,000	$10,525,000	$2,259,000	$381,000	$21,100,000	$76,000	$(73,000)	$21,103,000
20531 Crescent Bay Drive	5/30/2014	$2,181,000	$4,012,000	$389,000	$(102,000)	$6,480,000	$4,000	$(2,000)	$6,482,000
2980 & 2990 N. San Fernando Blvd.(5)	5/30/2014	$6,373,000	$7,356,000	$1,276,000	$728,000	$15,733,000	$-	$(10,572,000)	$5,161,000
2610 & 2701 S. Birch Street(6)	6/5/2014	$9,305,000	$2,115,000	$-	$-	$11,420,000	$5,000	$(299,000)	$11,126,000
4051 Santa Ana St. & 701 Dupont Ave.	6/24/2014	$3,725,000	$6,145,000	$524,000	$(194,000)	$10,200,000	$1,000	$(90,000)	$10,111,000
9755 Distribution Avenue	6/27/2014	$1,863,000	$3,211,000	$451,000	$(100,000)	$5,425,000	$2,000	$(97,000)	$5,330,000
9855 Distribution Avenue	6/27/2014	$2,733,000	$5,041,000	$621,000	$130,000	$8,525,000	$5,000	$(39,000)	$8,491,000
9340 Cabot Drive	6/27/2014	$4,311,000	$6,126,000	$538,000	$-	$10,975,000	$2,000	$(54,000)	$10,923,000
9404 Cabot Drive	6/27/2014	$2,413,000	$3,451,000	$346,000	$190,000	$6,400,000	$1,000	$(6,000)	$6,395,000
9455 Cabot Drive	6/27/2014	$4,423,000	$6,799,000	$851,000	$27,000	$12,100,000	$1,000	$(13,000)	$12,088,000
14955-14971 E. Salt Lake City	6/27/2014	$5,126,000	$5,009,000	$800,000	$(85,000)	$10,850,000	$3,000	$(119,000)	$10,734,000
5235 E. Hunter Avenue	6/27/2014	$5,240,000	$5,065,000	$866,000	$158,000	$11,329,000	$15,000	$(76,000)	$11,268,000
3880 W. Valley Blvd.	6/27/2014	$3,982,000	$4,796,000	$566,000	$287,000	$9,631,000	$1,000	$(119,000)	$9,513,000
1601 Alton Parkway	6/27/2014	$7,638,000	$4,946,000	$419,000	$273,000	$13,276,000	$1,000	$(52,000)	$13,225,000
3116 West Avenue 32(7)	7/8/2014	$3,761,000	$6,729,000	$503,000	$61,000	$11,054,000	$-	$(121,000)	$10,933,000
21026-21040 Nordhoff St., 9035 Independence Ave., 21019, 21021, 21025, 21029, 21045-21051 Osborne St.	7/23/2014	$7,229,000	$9,058,000	$650,000	$(137,000)	$16,800,000	$1,000	$(164,000)	$16,637,000
24935 & 24955 Avenue Kearny	7/25/2014	$4,773,000	$5,970,000	$767,000	$-	$11,510,000	$-	$(95,000)	$11,415,000
605 8th St.(8)	8/26/2014	$2,393,000	$2,742,000	$-	$-	$5,135,000	$-	$(88,000)	$5,047,000
9120 Mason Ave. & 20355 Corisco St.	9/12/2014	$9,224,000	$19,346,000	$1,620,000	$310,000	$30,500,000	$-	$(348,000)	$30,152,000
679-691 S Anderson St.	11/24/2014	$1,723,000	$4,767,000	$-	$-	$6,490,000	$5,000	$(22,000)	$6,473,000
7900 Nelson Rd. (9)	11/25/2014	$8,483,000	$15,948,000	$-	$-	$24,431,000	$16,000	$-	$24,447,000
13231 Slover Avenue	12/3/2014	$2,812,000	$4,739,000	$555,000	$(466,000)	$7,640,000	$6,000	$(81,000)	$7,565,000
10509 Business Drive	12/3/2014	$3,504,000	$5,237,000	$670,000	$(371,000)	$9,040,000	$11,000	$(110,000)	$8,941,000
240 W Ivy Avenue	12/5/2014	$2,064,000	$3,675,000	$414,000	$(253,000)	$5,900,000	$5,000	$(67,000)	$5,838,000
3000 & 3120-3150 Paseo Mercado	12/9/2014	$2,616,000	$8,311,000	$660,000	$13,000	$11,600,000	$14,000	$(128,000)	$11,486,000
2350-2380 Eastman Ave.	12/9/2014	$1,805,000	$3,856,000	$359,000	$5,000	$6,025,000	$4,000	$(120,000)	$5,909,000
1800 Eastman Ave.	12/9/2014	$842,000	$2,209,000	$181,000	$18,000	$3,250,000	$2,000	$(19,000)	$3,233,000
2360-2364 E. Sturgis Road	12/9/2014	$1,128,000	$2,726,000	$207,000	$(11,000)	$4,050,000	$2,000	$(55,000)	$3,997,000
201 Rice Ave. & 2400-2420 Celsius	12/9/2014	$3,487,000	$9,589,000	$799,000	$(150,000)	$13,725,000	$12,000	$(194,000)	$13,543,000
11120-11200 Hindry Ave	12/18/2014	$3,478,000	$7,834,000	$540,000	$58,000	$11,910,000	$45,000	$(116,000)	$11,839,000
6970-7170 & 7310-7374 Convoy Court	12/31/2014	$10,806,000	$18,426,000	$2,746,000	$347,000	$32,325,000	$-	$(406,000)	$31,919,000
Total		$151,954,000	$223,468,000	$21,765,000	$608,000	$397,795,000	$1,444,000	$(15,577,000)	$383,662,000

2013 Acquisitions:
8101-8117 Orion Avenue	7/30/2013	$1,389,000	$3,872,000	$327,000	$12,000	$5,600,000	$19,000	$(55,000)	$5,564,000
18310-18330 Oxnard Street	8/7/2013	$2,498,000	$5,493,000	$435,000	$(1,000)	$8,425,000	$4,000	$(69,000)	$8,360,000

		Real estate assets:		Acquisition-related intangibles
Address	Acquisition Date	Land	Buildings and Improvements	In-place Lease Intangibles (1)	Net Above (Below) Market Lease Intangibles (2)	Total Purchase Price	Other Assets	Notes Payable, Accounts Payable, Accrued Expenses and Tenant Security Deposits	Net Assets Acquired
22343-22349 La Palma Avenue	11/1/2013	$6,087,000	$5,983,000	$608,000	$27,000	$12,705,000	$2,000	$(144,000)	$12,563,000
110-1170 Gilbert St., 2353-2373 La Palma Ave. (10)	11/8/2013	$4,582,000	$5,134,000	$810,000	$(45,000)	$10,481,000	$-	$(3,373,000)	$7,108,000
280 Bonita Ave., 2743 Thompson Creek Rd.	12/6/2013	$8,001,000	$17,734,000	$1,465,000	$-	$27,200,000	$22,000	$(225,000)	$26,997,000
2900 N. Madera Road (11)	12/17/2013	$2,421,000	$1,849,000	$-	$-	$4,270,000	$3,000	$-	$4,273,000
2950 N. Madera Road	12/17/2013	$3,601,000	$8,033,000	$-	$-	$11,634,000	$4,000	$(1,114,000)	$10,524,000
10635 W. Vanowen St.	12/24/2013	$1,517,000	$1,833,000	$264,000	$(239,000)	$3,375,000	$1,000	$(16,000)	$3,360,000
		$30,096,000	$49,931,000	$3,909,000	$(246,000)	$83,690,000	$55,000	$(4,996,000)	$78,749,000

2013 Predecessor Acquisitions:
18118-18120 S. Broadway	4/4/2013	$3,013,000	$2,161,000	$274,000	$-	$5,448,000	$16,000	$(57,000)	$5,407,000
8900-8980 Benson Ave., 5637 Arrow Hwy.	4/9/2013	$1,817,000	$4,590,000	$552,000	$191,000	$7,150,000	$20,000	$(104,000)	$7,066,000
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	4/17/2013	$26,423,000	$25,795,000	$2,568,000	$1,414,000	$56,200,000	$168,000	$(500,000)	$55,868,000
1661 240th St.	5/31/2013	$3,464,000	$1,498,000	$38,000	$-	$5,000,000	$8,000	$(17,000)	$4,991,000
		$34,717,000	$34,044,000	$3,432,000	$1,605,000	$73,798,000	$212,000	$(678,000)	$73,332,000

(1)	The weighted average amortization period of acquired in-place lease intangibles for our 2014 acquisitions was 3.2 years.
(2)	The weighted average amortization period of net above (below) market leases for our 2014 acquisitions was 3.3 years.
(3)	As the purchase of 7110 Rosecrans Avenue was accounted for as an asset acquisition, the total purchase price allocation includes $42,000 of capitalized acquisition costs.
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

(9)	As the purchase of 7900 Nelson Road was accounted for as an asset acquisition, the total purchase price allocation includes $144,000 of capitalized acquisition costs.
(10)	In connection with this acquisition, we assumed debt with an outstanding principal balance of $3.3 million and an initial fair value discount of $118,000.
(11)	As the purchase of 2900 N. Madera was accounted for as an asset acquisition, the total purchase price allocation includes $154,000 of capitalized acquisition costs.

The following table summarizes the combined results from operations of our 2014 acquisitions since the acquisition date included in the consolidated income statements for the following period:

Year Ended December 31, 2014
Revenues	$11,412,000
Net Income	$444,000

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

	Year Ended December 31,
	2014	2013
Revenues	$84,180,000	$73,334,000
Net operating income	$58,218,000	$50,241,000
Net income	$1,487,000	$(10,181,000)

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

Additionally as part of the formation transactions, we acquired the 30% tenant-in-common interest in the La Jolla Sorrento property that we did not previously own through a contribution transaction. This transaction was also accounted for in accordance with ASC 805-10 by re-measuring our preexisting 70% equity in the La Jolla Sorrento property to its acquisition-date fair value, and subsequently recording the estimated fair value of the assets and assumed liabilities at their full fair value.

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

The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	December 31,
	2014	2013
Acquired Lease Intangible Assets:
In-place lease intangibles	$37,467,000	$16,112,000
Accumulated amortization	(12,975,000)	(4,201,000)
In-place lease intangibles, net	24,492,000	11,911,000

Above-market tenant leases	4,971,000	1,881,000
Accumulated amortization	(1,327,000)	(284,000)
Above-market tenant leases, net	3,644,000	1,597,000
Acquired lease intangible assets, net	$28,136,000	$13,508,000

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(3,514,000)	(1,055,000)
Accumulated accretion	743,000	189,000
Below-market tenant leases, net	(2,771,000)	(866,000)

Above-market ground lease	(290,000)	(290,000)
Accumulated accretion	45,000	13,000
Above-market ground lease, net	(245,000)	(277,000)
Acquired lease intangible liabilities, net	$(3,016,000)	$(1,143,000)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
In-place lease intangibles (1)	$9,275,000	$3,020,000	$1,238,000	$1,830,000
Net above (below) market tenant leases (2)	$452,000	$198,000	$239,000	$141,000
Above-market ground lease (3)	$(32,000)	$(13,000)	$-	$-

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2014 for the next five years:

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Above Market Ground Lease(3)
2015	$10,910,000	$148,000	$(32,000)
2016	6,920,000	123,000	(32,000)
2017	3,511,000	271,000	(32,000)
2018	1,897,000	121,000	(32,000)
2019	992,000	141,000	(32,000)
Thereafter	262,000	69,000	(85,000)
Total	$24,492,000	$873,000	$(245,000)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated and combined statements of operations for the periods presented.

(2)	The amortization of above (below) market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated and combined statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated and combined statements of operations for the periods presented.

5.	Notes Receivable

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

As of December 31, 2014 and 2013, we have one note receivable.  This mortgage loan, which is secured by an industrial property located at 32401-32803 Calle Perfecto in San Juan Capistrano (the “Calle Perfecto Note”), is a 30-year amortizing loan which bears interest at a fixed rate of 6.001%, and matures on May 1, 2017.  The Calle Perfecto Note was contributed as part of the RIF V Contribution that occurred as part of our formation transactions (See Note 3), and accordingly was recorded at the estimated fair value on July 24, 2013, the date of contribution.

The following table summarizes the balance of our notes receivable:

	December 31,
	2014	2013
Face Amount	$13,896,000	$14,161,000
Unrecognized Accretable Yield	(759,000)	(1,022,000)
Note Receivable	$13,137,000	$13,139,000

6.	Notes Payable

The following table summarizes our notes payable:

	December 31, 2014		December 31, 2013		Contractual Maturity Date		Interest Rate
Fixed Rate Debt
RIF V - Jersey, LLC	$-		$5,189,000	(1)	1/1/2015		5.450%	(2)
The Park	3,059,000	(3)	3,177,000	(3)	3/1/2031		5.125%	(4)
2980 San Fernando	10,297,000	(5)	-		7/1/2015		5.088%	(2)
Variable Rate Debt
RIF V - Glendale Commerce Center, LLC	42,750,000		42,750,000		5/1/2016	(6)	LIBOR + 2.00%
Term Loan (7)	60,000,000		60,000,000		8/1/2019	(8)	LIBOR + 1.90%
Term Loan(9)	48,500,000		-		6/24/2017	(10)	LIBOR + 1.55%
$100M Term Loan Facility	100,000,000		-		6/11/2019		LIBOR + 1.25%
Unsecured Credit Facility
$200M Revolving Facility	92,500,000		81,375,000		6/11/2018	(8)	LIBOR + 1.30%	(11)

Total	$357,106,000		$192,491,000

(1) Includes unamortized debt premium of $50,000 at December 31, 2013.
(2) Monthly payments of interest and principal based on 30-year amortization table.
(3) Includes unamortized debt discount of $114,000 at December 31, 2014 and $118,000 at December 31, 2013.
(4) Monthly payments of interest and principal based on 20-year amortization table.
(5) Includes unamortized debt premium of $144,000 at December 31, 2014.
(6) Two additional one year extensions available at the borrower’s option.
(7) Loan is secured by six properties.
(8) One additional one year extension available at the borrower’s option.
(9) Loan is secured by eight properties.
(10) One additional two-year extensions available at the borrower’s option.
(11) The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the revolver, if the balance is under $100 million or over $100 million respectively.

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

On October 1, 2014, we repaid the $5.0 million outstanding balance on the note secured by our property located at 10700 Jersey Boulevard.  We repaid the note using available cash on hand and did not incur any prepayment penalties for repaying in advance of the maturity date of January 1, 2015.

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

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of December 31, 2014 and does not consider extension options available to us as noted above.  The minimum future principal payments due on our notes payable as of December 31, 2014, excluding the non-cash net debt premium, were as follows:

2015	$10,281,000
2016	42,885,000
2017	48,642,000
2018	92,650,000
2019	160,158,000
Thereafter	2,460,000
Total	$357,076,000

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

Interest on the Amended Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, the applicable LIBOR margin will range from 1.30% to 1.90% (previously 1.35% to 2.05%), for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on our Leverage Ratio (as defined in the Amended Facility). The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.

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

The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility, including:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;

•	Maintaining a ratio of total recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;

•	Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.50 to 1.0;

• •	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; Maintaining a ratio of unencumbered NOI to unsecured interest expense of at least 1.75 to 1.0.

The Revolver and the Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the Term Loan Facility and repaid or prepaid may not be re-borrowed.

The Amended Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  The Company was in compliance with all financial covenants under the Amended Facility at December 31, 2014.

As of December 31, 2014 we had $92.5 million outstanding under the revolver, leaving $107.5 million available for additional borrowings.

Debt Covenants

In addition to our Amended Facility, certain of our other loan agreements contain financial covenants.  The Glendale Commerce Center loan contains the financial covenants noted below.  Additionally, there is a debt service coverage ratio requirement and a loan-to-value ratio requirement that are tested each time we exercise an option to extend the maturity date of the loan.

•	Maintaining a Debt Service Coverage Ratio (as defined in the tern loan agreement) of at least 1.10 to 1.00, to be tested quarterly;
•	Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5,000,000, to be tested annually as of December 31 of each year;
•	Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75,000,000, to be tested annually as of December 31 of each year.

Our $60.0 million term loan contains the following financial covenants:

•	Maintaining a Debt Service Coverage Ratio (as defined in the tern loan agreement) of at least 1.10 to 1.00, to be tested quarterly;
•

Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5,000,000, or (ii) $8,000,000 if we elect to have Line of Credit Availability (as defined in the term loan agreement) included in the calculation, of which $2,000,000 must be cash or cash equivalents, to be tested annually as of December 31 of each year;

•	Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75,000,000, to be tested annually as of December 31 of each year.

Our $48.5 million term loan contains a performance covenant that is tested annually and requires the achievement of a minimum in-place debt yield of 9.25% by the eight properties securing the loan.

We expect to be in compliance with all of the financial covenants required by our loan agreements.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated and combined statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of December 31, 2014 is summarized as follows:

For the year ending December 31:
2015	$66,140,000
2016	50,807,000
2017	34,221,000
2018	21,894,000
2019	16,443,000
Thereafter	24,822,000
Total	$214,327,000

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

Prior to our IPO, our predecessor was party to an interest rate swap that was not designated as a hedge, and as such, the changes in its fair value were recognized in earnings.  This interest rate swap reached its natural termination on March 15, 2013.  As of December 31, 2014 and 2013, we do not have any derivatives that are not designated as hedges.

The following table presents a summary of our derivative instruments designated as hedging instruments. We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Fair Value(1)		Notional Amount in Effect as of
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2014	2013	2014	2013
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$457,000	$-	$-	$-
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$408,000	$-	$-	$-
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$277,000	$-	$-	$-
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$260,000	$-	$-	$-

(1)

All of our derivatives were in a liability position as of December 31, 2014, and as such, the fair value is included in the line item “Accounts payable, accrued expenses and other liabilities” on the accompanying consolidated balance sheets.

The following table presents the impact of our derivative instruments on our consolidated and combined statements of operations for the periods presented:

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	The Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013	The Year Ended December 31, 2012
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of loss recognized in AOCI on derivatives (effective portion)	$1,402,000	$-	$-	$-
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	-	-	-	-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	-	-	-	-

Interest Rate Swaps Not in Cash Flow Hedging Relationships:
Amount of realized and unrealized gain recognized in earnings under "Gain on mark-to-market of interest rate swaps"	-	-	49,000	2,361,000

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that an additional $887,000 will be reclassified as an increase to interest expense.

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

As of December 31, 2014, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $1,462,000.  As of December 31, 2014, we have not posted any collateral related to these agreements.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2014, which we measure on a recurring basis by level within the fair value hierarchy.  There were no assets or liabilities that we measure at fair value on a recurring basis as of December 31, 2013.

	Fair Value Measurement Using
At Decmber 31, 2014	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Liabilities	$(1,402,000)	$-	$(1,402,000)	$-

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

The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2014 and December 31, 2013:

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2014	$357,212,000	$-	$-	$357,212,000	$357,106,000
December 31, 2013	$192,492,000	$-	$-	$192,492,000	$192,491,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated and combined statements of operations.  We recorded $215,000 in management and leasing services revenue for the year ended December 31, 2014, $136,000 for the period from July 24, 2013 to December 31, 2013, $87,000 for the period from January 1, 2013 to July 23, 2013, and $174,000 for the year ended December 31, 2012, respectively.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in RIF IV.  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors. During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional plaintiffs.  The aggregate amounts paid by the Company in these settlements was not material.  Plaintiffs assert claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs allege, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also request to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further seek declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants have answered the Second Amended Complaint denying all allegations and asserting affirmative defenses. Defendants have also filed a motion to dismiss the case for forum non conveniens or, in the alternative, to compel the action to judicial reference, which the plaintiffs have opposed.  Defendants’ motion is pending before the court.  While we believe that the action is without merit and intend to defend the litigation vigorously, we expect to incur costs associated with defending the action. At this early stage of the litigation, the ultimate outcome of the action is uncertain and we cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on our financial condition.

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

As part of the purchase price allocation, we have recorded a contingent liability in the amount of $1.2 million in the line item Accounts payable, accrued expenses and other liabilities on the balance sheet, related to the estimated cost to remediate potential environmental liabilities that existed prior to the acquisition date. Based on the Holdback Agreement, we have recorded a corresponding $1.2 million indemnification asset in the line item “Other assets” on the balance sheet.

We expect that resolution of the environmental matters relating to the above will not have a material impact on our consolidated financial condition, results of operations or cash flows.  However, we cannot assure you that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.  Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.

Rent Expense

As of December 31, 2014, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate office lease as of December 31, 2014 is as follows:

For the year ending December 31:	Office Lease	Ground Rent
2015	$434,000	$144,000
2016	520,000	144,000
2017	542,000	144,000
2018	559,000	144,000
2019	337,000	144,000
Thereafter	-	6,108,000
Total	$2,392,000	$6,828,000

Tenant Related

As of December 31, 2014, we had commitments of $0.9 million for tenant improvement and construction work under the terms of leases with certain of our tenants.

Concentrations of Credit Risk

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2014, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.

As of December 31, 2014, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.

As of December 31, 2014, our 10 largest tenants represented approximately 15% of our annualized base rent, which is based on the monthly contracted base rent from leases in effect as of December 31, 2014, multiplied by 12, excluding billboard and antenna revenue and rent abatements.   During 2014, no single tenant accounted for more than 10% of our rental revenues.

12.	Investment in Unconsolidated Real Estate

Our Predecessor owned interests in two industrial properties through noncontrolling interests as follows: (i) a 70% interest, as tenants-in-common subject to common control, in a property located at 10439-10477 Roselle Street in San Diego and (ii) a 15% equity interest in a joint venture (“the JV”) that owned three properties located at 3001, 3175 and 3233 Mission Oaks Boulevard in Ventura County. Both of these investments are accounted for under the equity method of accounting.

As part of the formation transactions, on July 24, 2013, we acquired the 30% tenancy-in-common interest of the property located at 10439-10477 Roselle Street not previously owned by us in exchange for 2,828 common units in our Operating Partnership.

Our 15% joint venture interest in the properties located at 3001, 3175 and 3233 Mission Oaks Boulevard were contributed as part of the RIF V Contribution that occurred as part of the formation transactions on July 24,2013 (See Note 3).  Accordingly, the carrying value of our investment was recorded at the estimated fair value on the date of contribution, which resulted in a $2.8 million basis adjustment, which is being amortized over the estimated useful life of the underlying assets.

On November 17, 2014, the JV sold the properties located at 3001 and 3175 for a contract price of $54.5 million.  As of December 31, 2014, the JV indirectly owns only the one remaining property located at 3233 Mission Oaks Boulevard.  As part of the disposition, the JV repaid the $41.5 million outstanding balance on the loan secured by the three properties.  In connection with the sale of the properties, the JV recognized a gain of $13.4 million.  Our pro rata share of the net proceeds of the sale following loan satisfaction and payment of customary closing expenses was approximately $1.7 million.

The following tables present combined summarized financial information of our unconsolidated real estate properties.  Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share, unless otherwise noted.

	December 31,
	2014	2013
Assets	$23,542,000	$61,422,000
Liabilities	(1,274,000)	(42,475,000)
Partners'/members' equity	$22,268,000	$18,947,000
Company's share of equity	$3,340,000	$2,842,000
Basis adjustment(1)	678,000	2,845,000
Carrying value of the Company's investment in unconsolidated real estate	$4,018,000	$5,687,000

(1)

This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.

	The Year Ended December 31, 2014(1)	Period from July 24, 2013 to December 31, 2013(1)	Period from January 1, 2013 to July 23, 2013(2)	The Year Ended December 31, 2012(2)
Revenues	$7,018,000	$1,440,000	$6,516,000	$5,402,000
Expenses	(6,526,000)	226,000	(7,296,000)	(6,110,000)
Gain on sale of properties	13,389,000	-	-	-
Net income (loss)	$13,881,000	$1,666,000	$(780,000)	$(708,000)

(1)	Includes summarized financial information for our equity method investment properties located at 3001-3233 Mission Oaks Boulevard.
(2)	Includes summarized financial information for properties located at 3001-3233 Mission Oaks Boulevard and 10439-10477 Roselle St.

Our unconsolidated real estate entities incurred management, leasing and development fees, which were payable to us, of $374,000 for the year ended December 31, 2014, $196,000 for the period from July 24, 2013 to December 31, 2013, $218,000 for the period from January 1, 2013 to July 23, 2013, and $288,000 for the year ended December 31, 2012, respectively.

We recognized management, leasing and development revenue of $439,000 for the year ended December 31, 2014, $326,000 during the period from July 24, 2013 to December 31, 2013, $207,000 for the period from January 1, 2013 to July 23, 2013, and $197,000 for the year ended December 31, 2012, respectively, which has been recorded in “Management, leasing and development services” in the accompanying consolidated and combined statements of operations.

13. Dispositions, Discontinued Operations and Properties Held For Sale

Dispositions

The table below summarizes the properties sold during the years ended December 31, 2014, 2013 and 2012.

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Debt Satisfied (1)	Gain (Loss) Recorded
2014 Dispositions:
1335 Park Center Drive(2)	Vista, CA	1/29/2014	124,997	$10,103,000	$-	$2,262,000
2900 N. Madera Road(2)	Simi Valley, CA	3/13/2014	63,305	$4,350,000	$-	$(137,000)
500-560 Zenith Drive(3)	Glenview, IL	8/29/2014	37,992	$1,822,000	$-	$(150,000)

2013 Dispositions:
4578 Worth Street(2)	Los Angeles, CA	1/31/2013	79,370	$4,100,000	$2,500,000	$2,410,000
1950 E. Williams Drive(2)	Oxnard, CA	4/4/2013	161,682	$8,542,000	$2,993,000	$415,000
9027 Glenoaks Boulevard(2)	Los Angeles, CA	5/10/2013	14,700	$1,727,000	$1,625,000	$234,000
2515, 2507, 2441 W. Erie Dr. & 2929 S. Fair Lane(2)	Tempe, AZ	5/28/2013	83,385	$5,003,000	$3,531,000	$1,015,000
1255 Knollwood Circle(2)	Anaheim, CA	6/14/2013	25,162	$2,768,000	$2,630,000	$915,000

2012 Disposition:
639-641 Walnut Street(2)	Carson, CA	10/16/2012	36,825	$3,683,000	$3,366,000	$55,000

(1)	Amount represents the principal paid back to the lender to release the property from a larger pool of properties serving as collateral for the respective portfolio loan.
(2)	The results of operations and the gain or loss on sale of this property is reported under Discontinued Operations in the Consolidated and Combined Statements of Operations.
(3)	The results of operations and the loss on sale of this property are reported as part of Net loss from continuing operations in the Consolidated and Combined Statements of Operations.

Discontinued Operations

Income from discontinued operations includes the results of operations (prior to disposition) and the gain on sale of real estate attributable to seven of the properties in the table above.  Their consolidated results of operations for the year ended December 31, 2014 and the period from July 24, 2013 to December 31, 2013, and combined results of operations for the period from January 1, 2013 to July 23, 2013 and the year ended December 31, 2012, are summarized in the table below.

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	The Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	The Year Ended December 31, 2012
Revenues	$85,000	$472,000	$604,000	$2,302,000
Operating expenses	(57,000)	(89,000)	(312,000)	(793,000)
Interest expense	-	-	(325,000)	(911,000)
Depreciation and amortization expense	(7,000)	(92,000)	(776,000)	(1,296,000)
Loss on extinguishment of debt	-	-	(267,000)	-
Gain on sale of real estate	2,125,000	-	4,989,000	55,000
Income from discontinued operations	$2,146,000	$291,000	$3,913,000	$(643,000)

Properties Held for Sale

As of December 31, 2014, we did not have any properties classified as held for sale.  Our properties located at 1335 Park Center Drive, 2900 N. Madera Road and 500-560 Zenith Drive were sold during 2014 and classified as held for sale at December 31, 2013.

The major classes of assets and liabilities associated with real estate classified as held for sale are summarized in the table below:

December 31, 2013
Investment in real estate, net	$12,861,000
Other	1,091,000
Assets associated with real estate held for sale	$13,952,000

Mortgage loan	$-
Accounts payable and other liabilities	596,000
Liabilities associated with real estate held for sale	$596,000

14.	Stockholder’s Equity

Common Stock

On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at a price of $13.50 per share.  The net proceeds of the follow-on offering were approximately $221.8 million, after deducting the underwriters’ discount and offering costs of approximately $11.1 million.  On August 19, 2014, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 17,250,000 common units of partnership interests in the Operating Partnership (“OP Units”).

During 2013, we issued 16,451,972 shares of common stock in conjunction with the IPO, resulting in net proceeds of approximately $206.1 million after deducting the underwriters’ discount and offering costs. As part of our concurrent private placement, we issued a total of 3,358,311 shares in exchange for gross proceeds of $47.0 million. Additionally, in conjunction with the formation transactions, we issued 3,697,086 common units of our Operating Partnership and 4,947,558 shares of our common stock.

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 2,323,344 OP Units and represented approximately 5.1% of our Operating Partnership as of December 31, 2014. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the year ended December 31, 2014, 685,915 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $7.8 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders equity.

The Accommodation

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

After numerous discussions with pre-IPO investors from all five Predecessor Funds, Messrs. Schwimmer, Frankel and Ziman, with the support of our board of directors, undertook to offer an accommodation (the “Accommodation”) in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the Management Companies, would return up to $32.1 million that they received in connection with our IPO and formation transactions. The Accommodation would effectively reallocate up to $21.1 million in Operating Partnership units to pre-IPO investors who elected to participate in the Accommodation by signing transfer agreements containing a release of claims relating to their investment in the Predecessor Funds (“Transfer and Release Agreements”). This $21.1 million represents the aggregate value allocated to the Management Companies in the formation transactions. As part of the Accommodation, Messrs. Schwimmer, Frankel and Ziman also would forfeit a percentage of their restricted stock grant (valued at $11.0 million) equal to the portion of the aggregate capital commitments in the Predecessor Funds represented by investors participating in the Accommodation. The effectiveness of the Accommodation was subject to pre-IPO investors representing at least 67.7% of the aggregate capital commitments in each of the Predecessor Funds agreeing to participate in the Accommodation by signing Transfer and Release Agreements.

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

Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in our Accumulated Other Comprehensive Loss balance for the year ended December 31, 2014, which consists solely of adjustments related to our cash flow hedges:

Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$-
Other comprehensive loss before reclassifications	(1,402,000)
Amounts reclassified from accumulated other comprehensive loss to interest expense	-
Net current period other comprehensive loss	(1,402,000)
Less other comprehensive loss attributable to noncontrolling interests	71,000
Other comprehensive loss attributable to common stockholders	(1,331,000)
Balance at December 31, 2014	$(1,331,000)

15.	Incentive Award Plan

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,918,652 shares of common stock remain available for issuance as of December 31, 2014).  Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions generally expire upon vesting. Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends.

On October 23, 2014, 59,282 shares of restricted common stock were granted to each of the Company’s Co-Chief Executive Officers (Messrs. Frankel and Schwimmer).  These shares will vest 25%, 25% and 50% on each of the first, second and third anniversaries of the date of grant.  The grant date fair value of these awards was $1.75 million based on the $14.76 closing share price of the Company’s common stock on the date of grant.

On July 17, 2014, 28,777 shares of restricted common stock were granted to the Company’s Chief Financial Officer, Mr. Khan. One-third of these shares will vest on each of the first, second and third anniversaries of the date of grant.  The grant date fair value of this award was $0.4 million based on the $13.90 closing share price of the Company’s common stock on the date of grant.

On May 30, 2014, in accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, 3,219 shares of restricted common stock were granted to each of our non-employee directors.  These awards will vest on the anniversary of the earlier of (i) the date of the annual meeting of the Company’s stockholder next following the grant date and (ii) the first anniversary of the grant date, subject to continued service.  The grant date fair value of each award was approximately $45,000 based on the $13.98 closing share price of the Company’s common stock on the date of grant.

During the year ended December 31, 2014, 78,834 shares of restricted common stock were granted to other employees of the Company.  These shares will vest in four equal, annual installments on each of the first four anniversaries of the date of grant.  The grant date fair value of these awards was approximately $1.1 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $14.07 to $15.10 per share.

During the year ended December 31, 2014 and the period from July 24, 2013 to December 31, 2013, we recognized net equity compensation expense of approximately $1.0 million and $392,000, respectively, related to the restricted common stock grants ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. During the year ended December 31, 2014 and the period from July 24, 2013 to December 31, 2013, we capitalized $121,000 and $41,000 respectively, related to these employees.

The following is a table summarizing our nonvested restricted stock activity for the year ended December 31, 2014:

	Number of Nonvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2014	140,468	$14.00
Granted	243,233	$14.40
Forfeited	(29,664)	$14.04
Vested(1)	(34,020)	$14.00
Balance at December 31, 2014	320,017	$14.30

(1)

6,928 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company's common stock on the NYSE to satisfy tax obligations.

The following is a vesting schedule of the total nonvested shares of restricted stock outstanding as of December 31, 2014:

Twelve months ending December 31:	Shares
2015	103,108
2016	87,010
2017	113,825
2018	16,074
320,017

As of December 31, 2014, there was $3.3 million of total unrecognized compensation expense related to nonvested shares of our restricted common stock expected to vest, of which $0.2 million will be capitalized for employees who provide leasing and construction services. As of December 31, 2014, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 33 months.

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013
Numerator:
Net loss from continuing operations	$(1,170,000)	$(1,002,000)
Net loss from continuing operations attributable to noncontrolling interests	97,000	121,000
Income from continuing operations attributable to participating securities	(102,000)	(29,000)
Loss from continuing operations attributable to Rexford Industrial Realty, Inc.	$(1,175,000)	$(910,000)
Income from discontinued operations	$2,146,000	$291,000
Income from discontinued operations attributable to noncontrolling interests	(177,000)	(35,000)
Income from discontinued operations attributable to participating securities	-	-
Income from discontinued operations attributable to Rexford Industrial Realty, Inc.	$1,969,000	$256,000
Net income (loss)	$976,000	$(711,000)
Net (income) loss attributable to noncontrolling interests	(80,000)	86,000
Net income attributable to participating securities	(102,000)	(29,000)
Net income (loss) attributable to Rexford Industrial Realty, Inc.	$794,000	$(654,000)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	31,953,506	24,925,226
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations available to common stockholders	$(0.04)	$(0.04)
Net income from discontinued operations available to common stockholders	$0.06	$0.01
Net income (loss) available to common stockholders	$0.02	$(0.03)

Participating securities include 320,017 and 140,468 shares of nonvested restricted stock outstanding at December 31, 2014 and December 31, 2013, respectively, which participate in non-forfeitable dividends of the Company.  As participating security holders are not obligated to share in losses of the Company, participating securities have been allocated earnings, in proportion to total weighted average shares outstanding, based upon the greater of net income or common dividends declared.

The effect of including nonvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as its inclusion would have been antidilutive.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the year ended December 31, 2014 and for the period from July 24, 2013 to December 31, 2013.

17.Predecessor Equity

Controlling interests in our Predecessor include the interests owned by partners of RILLC, and Rexford Sponsor V LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our Predecessor’s financial statements for the period from January 1, 2013 to July 23, 2013 and for the year ended December 31, 2012.

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

We expensed $985,000 during the period from January 1, 2013 to July 23, 2013 related to these equity awards.

18.	Quarterly Information (unaudited)

The table below reflects selected quarterly information for the years ended December 31, 2014 and 2013.

	Rexford Industrial Realty, Inc.
	Three Months Ended(1)
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues from continuing operations(2)	$19,858,000	$18,036,000	$14,996,000	$13,691,000
Net income (loss) from continuing operations(2)	$145,000	$(679,000)	$81,000	$(717,000)
Income (loss) from discontinued operations(2)	$-	$-	$-	$2,146,000
Net income (loss)	$145,000	$(679,000)	$81,000	$1,429,000
Net income (loss) attributable to common stockholders	$107,000	$(623,000)	$49,000	$1,261,000
Net income (loss) attributable to common stockholders per share - basic and diluted	$-	$(0.02)	$-	$0.05

	Rexford Industrial Realty, Inc.		Rexford Industrial Realty, Inc. Predecessor
	Three Months Ended December 31, 2013(1)	Period From(1)		Three Months Ended(1)
		July 24, 2013 to September 30, 2013	July 1, 2013 to July 23, 2013	June 30, 2013	March 31, 2013
Revenues from continuing operations(2)	$12,638,000	$8,980,000	$2,734,000	$10,717,000	$9,297,000
Net income (loss) from continuing operations(2)	$(1,177,000)	$175,000	$(5,877,000)	$(2,750,000)	$434,000
Income (loss) from discontinued operations(2)	$171,000	$120,000	$9,000	$2,282,000	$1,619,000
Net income (loss)	$(1,006,000)	$295,000	$(5,868,000)	$(468,000)	$2,053,000
Net income (loss) attributable to common stockholders	$(910,000)	$256,000	$(2,309,000)	$(2,286,000)	$327,000
Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.04)	$0.01	n/a	n/a	n/a
(1)	The summation of the quarterly financial data may not equal the annual number reported in the consolidated statements of operations due to rounding.
(2)

All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q and our prospectus on form S-11 to reclassify amounts related to discontinued operations (see Note 13 for additional information).

19.	Subsequent Events

Subsequent to December 31, 2014, 24,487 OP Units were converted into an equivalent number of shares of common stock.

On January 21, 2015, we acquired the property located at 8902-8940 Activity Road in central San Diego, CA for a contract price of $18.5 million using funds from our unsecured revolving credit facility.  The property consists of five multi-tenant buildings totaling 112,501 square feet, situated on 10.02 acres of land.

On January 21, 2015, we acquired the property located at 12907 Imperial Highway in Santa Fe Springs, CA for a contract price of $12.2 million.  The acquisition was partially funded by the assumption of $5.4 million of mortgage debt encumbering the property. The remainder was funded with the application of a previously funded cash deposit and by drawing on our unsecured revolving credit facility.  The property consists of one single-tenant building totaling 101,080 square feet, situated on 4.21 acres of land.

On February 3, 2015, we completed a second public follow-on offering of 11,500,000 shares of common stock at a price per share of $16.00.  The net proceeds were approximately $176.4 million, after deducting the underwriting discount and estimated offering costs of approximately $7.6 million.  We contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 common units of partnership interests in the Operating Partnership.  A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $116.0 million on February 6, 2015, the date of repayment.

During February 2015, we issued 108,699 shares of restricted stock to non-executive employees of the Company and two of our non-employee directors.  108,066 of these shares will vest in four equal annual installments on each of the first four anniversaries of the date of grant, and the remaining 633 shares will vest on the date of the Company’s 2015 annual stockholders’ meeting.

REXFORD INDUSTRIAL REALTY, INC. AND

REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA		(3)	3,875	2,407	9,029	3,875	11,436	15,311	(4,488)	1965, 2005 / 2003	2002
300 South Lewis Rd.	Camarillo, CA		(3)	4,150	3,050	6,913	4,150	9,963	14,113	(4,239)	1960-1963 / 2006	2003
1400 South Shamrock	Monrovia, CA	--		2,317	2,534	659	2,317	3,193	5,510	(1,774)	1957, 1962 / 2004	2003
12910 East Mulberry Dr.	Whittier, CA	--		3,469	1,629	1,097	3,469	2,726	6,195	(1,273)	1962 / 2009	2003
2220-2260 Camino del Sol	Oxnard, CA		(3)	868	-	4,031	868	4,031	4,899	(1,025)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	2,187	2,539	4,207	6,746	(1,732)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA		(3)	6,817	6,089	606	6,817	6,695	13,512	(2,777)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	3,922	2,525	7,302	9,827	(2,483)	1969, 2008 / 2006	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	1,880	2,666	5,223	7,889	(1,782)	1987 / 2006	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	1,067	2,346	5,589	7,935	(2,104)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	62	4,711	3,261	7,972	(199)	1970 / 2007	2013
12345 First American Way	Poway, CA	--		2,469	2,489	2,754	800	3,712	4,512	(1,265)	2002 / 2007	2005
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim, CA	--		4,893	1,386	869	4,893	2,255	7,148	(882)	1973 / 2007	2005
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,679	1,784	4,653	6,437	(1,593)	1988 / 2006	2004
311, 319, 329 & 333 157th St.	Gardena, CA	--		3,100	786	955	3,100	1,741	4,841	(760)	1960-1971 / 2006-2011	2006
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	6,867	3,740	7,127	10,867	(1,259)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	2,596	1,849	9,372	11,221	(2,839)	1987 / 2008	2006
15715 Arrow Highway	Irwindale, CA		(3)	3,604	5,056	(84)	3,604	4,972	8,576	(1,680)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	1,965	5,470	9,273	14,743	(3,027)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--		5,001	7,658	2,777	5,001	10,435	15,436	(3,845)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--		3,473	5,119	859	3,473	5,978	9,451	(2,251)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--		3,647	11,867	2,141	3,647	14,008	17,655	(5,467)	1988-1989 / 2006	2006
9375 Archibald Ave.	Rancho Cucamonga, CA	--		3,572	3,239	1,794	1,808	3,610	5,418	(1,217)	1980 / 2007	2007
18118-18120 S. Broadway	Carson, CA	--		3,013	2,161	286	3,013	2,447	5,460	(210)	1957 / 1989	2013

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6010 Paramount Ave., 2708 Seaboard Lane	Long Beach, CA	--	1,004	175	581	1,004	756	1,760	(265)	1981-1982	2007
901 W. Alameda Ave.	Burbank, CA	--	6,304	2,996	4,836	6,304	7,832	14,136	(2,330)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	--	7,015	7,078	1,296	7,015	8,374	15,389	(2,245)	1961, 1983 / 2008-2010	2007
700 Allen Ave., 1840 Dana St., & 1830 Flower	Glendale, CA	--	4,845	1,163	1,960	4,845	3,123	7,968	(328)	1949, 1961 / 2011-2012	2008
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--	1,759	2,834	1,863	1,759	4,697	6,456	(1,022)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	--	6,974	2,902	94	6,974	2,996	9,970	(747)	2008	2009
131 W. 33rd St.	National City, CA	--	2,390	5,029	208	2,390	5,237	7,627	(1,761)	1969 / 2008	2006
5803 Newton Dr.	Carlsbad, CA	--	3,152	7,155	1,425	1,692	5,460	7,152	(1,908)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--	4,453	5,900	622	2,830	4,560	7,390	(1,452)	1989 / 2007	2008
200-220 South Grand Ave.	Santa Ana, CA	--	2,579	667	184	2,371	805	3,176	(240)	1973 / 2008	2007
3720-3750 W. Warner Ave.	Santa Ana, CA	--	3,028	1,058	512	3,028	1,570	4,598	(534)	1973 / 2008	2007
6750 Unit B-C - 6780 Central Ave.	Riverside, CA	--	3,323	1,118	1,161	1,441	1,755	3,196	(666)	1978	2007
77-700 Enfield Lane	Palm Desert, CA	--	1,110	1,189	209	397	691	1,088	(292)	1990	2007
1050 Arroyo Ave.	San Fernando, CA	--	3,092	1,900	2	3,092	1,902	4,994	(161)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	--	4,298	5,075	162	4,298	5,237	9,535	(338)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	--	3,481	3,530	1	3,481	3,531	7,012	(290)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--	4,179	5,358	3	4,179	5,361	9,540	(303)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	--	1,582	1,856	44	1,582	1,900	3,482	(100)	1970-1972 / 2012	2011
13914-13932 Valley Blvd.	La Puente, CA	--	2,372	2,431	77	2,372	2,508	4,880	(177)	1978, 1988 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	--	3,158	4,860	164	3,158	5,024	8,182	(341)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--	3,608	2,699	64	3,608	2,763	6,371	(195)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	--	3,253	1,605	60	3,253	1,665	4,918	(114)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--	3,720	2,641	264	3,720	2,905	6,625	(207)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--	1,396	925	8	1,396	933	2,329	(70)	1986	2011
1400 S. Campus Ave.	Ontario, CA	--	3,266	2,961	2	3,266	2,963	6,229	(1,192)	1964-1966, 1973, 1987	2012

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
15041 Calvert St.	Van Nuys, CA	--		4,096	1,570	2	4,096	1,572	5,668	(105)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	32	3,082	6,262	9,344	(391)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	42,750		17,978	39,471	561	17,978	40,032	58,010	(2,317)	1966, 1992, 1993, 1994	2013
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair, CA	--		2,285	4,778	412	2,285	5,190	7,475	(342)	1974	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	3,575	3,043	6,125	9,168	(158)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	--		1,389	3,872	78	1,389	3,950	5,339	(243)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	--		2,497	5,494	548	2,497	6,042	8,539	(327)	1973	2013
22343-22349 La Palma Ave.	Yorba Linda, CA	--		6,087	5,984	174	6,087	6,158	12,245	(332)	1988	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	3,059	(4)	4,582	5,135	127	4,582	5,262	9,844	(359)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	(14)	8,001	17,720	25,721	(679)	1983	2013
2950 Madera Rd.	Simi Valley, CA		(3)	3,601	8,033	2	3,601	8,035	11,636	(310)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	--		1,517	1,833	331	1,517	2,164	3,681	(86)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	--		3,117	1,894	417	3,117	2,311	5,428	(66)	1972	2014
14723-14825 Oxnard St.	Van Nuys, CA	--		4,458	3,948	859	4,458	4,807	9,265	(152)	1964 / 1968	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	--		2,260	6,043	35	2,260	6,078	8,338	(269)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	--		2,428	4,271	45	2,428	4,316	6,744	(158)	1963 / 1968	2014
24105 Frampton Ave.	Torrance, CA	--		2,315	1,553	88	2,315	1,641	3,956	(93)	1974	2014
1700 Saturn Way	Seal Beach, CA	--		7,935	10,525	-	7,935	10,525	18,460	(280)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	10,297	(5)	6,373	7,356	89	6,373	7,445	13,818	(224)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	--		2,181	4,012	4	2,181	4,016	6,197	(113)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	--		9,305	2,115	5	9,305	2,120	11,425	(49)	1965	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	--		3,725	6,145	24	3,725	6,169	9,894	(136)	2001	2014
9755 Distribution Ave.	San Diego, CA		(6)	1,863	3,211	-	1,863	3,211	5,074	(107)	1974	2014
9855 Distribution Ave	San Diego, CA		(6)	2,733	5,041	6	2,733	5,047	7,780	(113)	1983	2014

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
9340 Cabot Drive	San Diego, CA		(6)	4,311	6,126	10	4,311	6,136	10,447	(144)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA		(6)	2,413	3,451	-	2,413	3,451	5,864	(82)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA		(6)	4,423	6,799	118	4,423	6,917	11,340	(155)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA		(6)	5,125	5,009	277	5,125	5,286	10,411	(123)	1979	2014
5235 East Hunter Ave.	Anaheim, CA		(6)	5,240	5,065	11	5,240	5,076	10,316	(210)	1987	2014
3880 West Valley Blvd.	Pomona, CA		(6)	3,982	4,796	-	3,982	4,796	8,778	(197)	1980	2014
1601 Alton Pkwy.	Irvine, CA	--		7,638	4,946	49	7,638	4,995	12,633	(102)	1974	2014
3116 W. Avenue 32	Los Angeles, CA	--		3,761	6,729	232	3,761	6,961	10,722	(139)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	--		7,230	9,058	6	7,230	9,064	16,294	(196)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	--		4,773	5,970	321	4,773	6,291	11,064	(161)	1988	2014
605 8th Street	San Fernando, CA	--		2,393	2,742	38	2,393	2,780	5,173	(34)	1991	2014
9120 Mason Ave.	Chatsworth, CA	--		9,224	19,346	-	9,224	19,346	28,570	(249)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	--		8,484	15,948	58	8,484	16,006	24,490	(49)	1998	2014
679-691 S Anderson St.	Los Angeles, CA	--		1,723	4,767	-	1,723	4,767	6,490	(15)	1992	2014
10509 Business Drive	Fontana, CA	--		3,505	5,237	-	3,505	5,237	8,742	(20)	1989	2014
13231 Slover Avenue	Fontana, CA	--		2,812	4,739	-	2,812	4,739	7,551	(18)	1990	2014
240 W Ivy Avenue	Inglewood, CA	--		2,064	3,675	-	2,064	3,675	5,739	(14)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	--		2,616	8,311	-	2,616	8,311	10,927	(33)	1988	2014
2350-2380 Eastman Ave	Oxnard, CA	--		1,805	3,856	-	1,805	3,856	5,661	(22)	2003	2014
1800 Eastman Ave	Oxnard, CA	--		842	2,209	-	842	2,209	3,051	(12)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	--		1,128	2,726	-	1,128	2,726	3,854	(12)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	--		3,487	9,589	-	3,487	9,589	13,076	(39)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	--		3,478	7,834	-	3,478	7,834	11,312	-	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	--		10,805	18,426	-	10,805	18,426	29,231	-	1971	2014
Investments in real estate		$56,106		$377,352	$490,509	$81,233	$368,033	$562,429	$930,462	$(76,884)

Note: As of December 31, 2014, the aggregate cost for federal income tax purposes of investments in real estate was approximately $873.9 million.

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

(3) These 6 properties secure a $60.0 million term loan.
(4) Includes unamortized discount of $114.
(5) Includes unamortized premium of $144.
(6) These 8 properties secure a $48.5 million term loan.

The changes in total investments in real estate, including investments in real estate held for sale, and accumulated depreciation, including accumulated depreciation for investments in real estate held for sale, for the three years ended December 31, 2014, 2013, and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Balance, Beginning of Year	$555,433	$397,597	$377,080
Acquisition of Investment in Real Estate	375,422	148,811	19,714
Construction Costs and Improvements	14,485	3,802	4,620
Step-up in Basis Adjustment	-	28,070	-
Disposition of Investment in Real Estate	(14,816)	(20,275)	(3,817)
Write-off of Fully Depreciated Assets	(62)	(2,572)	-
Balance, End of Year	$930,462	$555,433	$397,597

	Year ended December 31,
	2014	2013	2012
Balance, Beginning of Year	$(60,898)	$(60,574)	$(50,614)
Depreciation of Investment in Real Estate	(18,042)	(11,288)	(9,960)
Step-up in Basis Adjustment	-	4,357	-
Disposition of Investment in Real Estate	1,994	4,035	-
Write-off of Fully Depreciated Assets	62	2,572	-
Balance, End of Year	$(76,884)	$(60,898)	$(60,574)