Form 10-K/A
period 2014-12-31
Rexford Industrial Realty, Inc.
filed 2015-03-24
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of common stock outstanding at March 2, 2015 was 55,329,363.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K

EXPLANATORY NOTE

Rexford Industrial Realty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 9, 2015 (the “Original Filing”). The purpose of this Amended Filing is to correct the inadvertent checking of the fifth box on the cover of the Original Filing, as the Company will be providing disclosure of delinquent filers in the Company’s definitive proxy incorporated by reference in Part III.  We have correctly unchecked this box on the cover page of this Amended Filing.

No other revisions or amendments have been made to any other portion of the Original Filing. This Amended Filing does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
March 24, 2015	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)
March 24, 2015	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)
March 24, 2015	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)