Form 10-Q
period 2015-03-31
Rexford Industrial Realty, Inc.
filed 2015-05-11
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding at May 6, 2015 was 55,352,752.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Land	$392,594,000	$368,033,000
Buildings and improvements	570,688,000	540,837,000
Tenant improvements	22,417,000	21,404,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	985,887,000	930,462,000
Accumulated depreciation	(83,140,000)	(76,884,000)
Investments in real estate, net	902,747,000	853,578,000
Cash and cash equivalents	47,541,000	8,606,000
Note receivable	13,135,000	13,137,000
Rents and other receivables, net	1,892,000	1,812,000
Deferred rent receivable, net	5,520,000	5,165,000
Deferred leasing costs, net	3,744,000	3,608,000
Deferred loan costs, net	1,895,000	2,045,000
Acquired lease intangible assets, net	26,504,000	28,136,000
Acquired indefinite-lived intangible	5,271,000	5,271,000
Other assets	5,534,000	4,699,000
Acquisition related deposits	250,000	2,110,000
Investment in unconsolidated real estate entities	4,013,000	4,018,000
Total Assets	$1,018,046,000	$932,185,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$269,541,000	$356,362,000
Interest rate swap liability	3,279,000	1,402,000
Accounts payable, accrued expenses and other liabilities	11,566,000	10,053,000
Dividends payable	6,639,000	5,244,000
Acquired lease intangible liabilities, net	2,903,000	3,016,000
Tenant security deposits	9,112,000	8,768,000
Prepaid rents	1,144,000	1,463,000
Total Liabilities	304,184,000	386,308,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity
Common Stock, $0.01 par value 490,000,000 authorized and 55,329,363 and 43,702,442 outstanding as of March 31, 2015 and December 31, 2014, respectively	549,000	434,000
Additional paid in capital	719,199,000	542,318,000
Cumulative distributions in excess of earnings	(28,235,000)	(21,673,000)
Accumulated other comprehensive loss	(3,147,000)	(1,331,000)
Total stockholders' equity	688,366,000	519,748,000
Noncontrolling interests	25,496,000	26,129,000
Total Equity	713,862,000	545,877,000
Total Liabilities and Equity	$1,018,046,000	$932,185,000

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
RENTAL REVENUES
Rental revenues	$18,557,000	$11,628,000
Tenant reimbursements	2,184,000	1,511,000
Management, leasing and development services	132,000	234,000
Other income	190,000	42,000
TOTAL RENTAL REVENUES	21,063,000	13,415,000
Interest income	277,000	276,000
TOTAL REVENUES	21,340,000	13,691,000
OPERATING EXPENSES
Property expenses	5,771,000	4,134,000
General and administrative	3,546,000	2,605,000
Depreciation and amortization	9,884,000	6,130,000
TOTAL OPERATING EXPENSES	19,201,000	12,869,000
OTHER EXPENSE
Acquisition expenses	233,000	333,000
Interest expense	1,826,000	1,251,000
TOTAL OTHER EXPENSE	2,059,000	1,584,000
TOTAL EXPENSES	21,260,000	14,453,000
Equity in income from unconsolidated real estate entities	1,000	45,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	81,000	(717,000)
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	-	21,000
Gain on sale of real estate	-	2,125,000
INCOME FROM DISCONTINUED OPERATIONS	-	2,146,000
NET INCOME	$81,000	$1,429,000

NET INCOME ATTRIBUTABLE TO:
Rexford Industrial Realty, Inc. common stockholders	$27,000	$1,261,000
Noncontrolling interests	4,000	152,000
Participating securities	50,000	16,000
NET INCOME	$81,000	$1,429,000

Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$-	$(0.03)
Net income available to common stockholders per share - basic and diluted	$-	$0.05
Weighted average shares of common stock outstanding - basic and diluted	50,683,528	25,419,418
Dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$81,000	$1,429,000
Other comprehensive income (loss): cash flow hedge adjustment	(1,877,000)	300,000
Comprehensive income (loss)	(1,796,000)	1,729,000
Less: comprehensive (income) loss attributable to noncontrolling interests	57,000	(183,000)
Comprehensive income (loss) attributable to common stockholders	$(1,739,000)	$1,546,000

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	43,702,442	434,000	542,318,000	(21,673,000)	(1,331,000)	519,748,000	26,129,000	545,877,000
Issuance of common stock	11,500,000	115,000	183,885,000	-	-	184,000,000	-	184,000,000
Offering costs	-	-	(7,668,000)	-	-	(7,668,000)	-	(7,668,000)
Share-based compensation	100,263	-	367,000	-	-	367,000	-	367,000
Conversion of units to common stock	26,658	-	297,000	-	-	297,000	(297,000)	-
Net income	-	-	-	77,000	-	77,000	4,000	81,000
Other comprehensive loss	-	-	-		(1,816,000)	(1,816,000)	(61,000)	(1,877,000)
Dividends	-	-	-	(6,639,000)	-	(6,639,000)	-	(6,639,000)
Distributions	-	-	-	-	-	-	(279,000)	(279,000)
Balance at March 31, 2015	55,329,363	$549,000	$719,199,000	$(28,235,000)	$(3,147,000)	$688,366,000	$25,496,000	$713,862,000

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,000	$1,429,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated real estate entities	(1,000)	(45,000)
Depreciation and amortization	9,884,000	6,130,000
Depreciation and amortization included in discontinued operations	-	7,000
Amortization of above (below) market lease intangibles, net	39,000	81,000
Accretion of discount on notes receivable	(69,000)	(64,000)
Gain on sale of real estate included in discontinued operations	-	(2,125,000)
Amortization of loan costs	209,000	129,000
Accretion of premium on notes payable	(92,000)	(11,000)
Equity based compensation expense	348,000	172,000
Change in working capital components:
Rents and other receivables	(80,000)	(325,000)
Deferred rent receivable	(365,000)	(184,000)
Change in restricted cash	-	-
Leasing commissions	(492,000)	(336,000)
Other assets	(927,000)	(1,985,000)
Accounts payable, accrued expenses and other liabilities	1,508,000	835,000
Tenant security deposits	137,000	462,000
Prepaid rent	(405,000)	(1,014,000)
Net cash provided by operating activities	9,775,000	3,156,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(46,705,000)	(32,339,000)
Capital expenditures	(4,487,000)	(1,594,000)
Acquisition related deposits	1,860,000	(40,000)
Contributions to unconsolidated real estate entities	-	(105,000)
Distributions from unconsolidated real estate entities	6,000	14,000
Change in restricted cash	-	(27,000)
Principal repayments of notes receivable	71,000	68,000
Disposition of investment in real estate	-	13,790,000
Net cash used in investing activities	(49,255,000)	(20,233,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	184,000,000	-
Offering costs	(7,400,000)	(6,000)
Proceeds from notes payable	23,500,000	24,500,000
Repayment of notes payable	(116,098,000)	(4,062,000)
Deferred loan costs	(64,000)	(8,000)
Dividends paid to common stockholders	(5,244,000)	(5,368,000)
Distributions paid to common unitholders	(279,000)	(632,000)
Net cash provided by financing activities	78,415,000	14,424,000

Increase (decrease) in cash and equivalents	38,935,000	(2,653,000)
Cash and cash equivalents, beginning of period	8,606,000	8,997,000
Cash and cash equivalents, end of period	$47,541,000	$6,344,000

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $10,000 and $0 for the three months ended March 31, 2015 and 2014, respectively)	$2,622,000	$1,178,000
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate	$5,401,000	$-
Capital expenditure accruals	$1,028,000	$-
Accrual of dividends	$6,639,000	$5,244,000
Accrual of offering costs	$268,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of March 31, 2015, our consolidated portfolio consisted of 102 properties with approximately 10.3 million rentable square feet.  We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million square feet, which we also manage.   In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.

The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

Basis of Presentation

As of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements should be read in conjunction with the combined and consolidated financial statements in our 2014 Annual Report on Form 10-K and the notes thereto. Certain prior period amounts have been reclassified to conform to current period presentation. Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Discontinued Operations

On April 14, 2014, the FASB issued Accounting Standards Update 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. ASU 2014-08 further expands the disclosure requirements for disposals that meet the definition of a discontinued operation, and requires entities to disclose information about disposals of individually significant components.  We elected to adopt ASU 2014-08 early, beginning in the fiscal quarter ended September 30, 2014.  The adoption of ASU 2014-08 has and will likely result in fewer property sales being classified as discontinued operations.

During the three months ended March 31, 2014, we sold two of our operating properties.  As these properties were sold and classified as held for sale prior to the adoption of ASU 2014-08, the revenues and expenses of these properties are reported as discontinued operations in the consolidated statements of operations for all periods presented through the date of the disposition.  Furthermore, the gain (loss) on sale of these properties is reported as discontinued operations in the consolidated statements of operations in the period the properties are sold. See Note 13.

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

For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  We capitalized $36,000 and $42,000 in acquisition costs during the three months ended March 31, 2015 and 2014, respectively.  See Note 3.

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest, insurance, real estate taxes and certain general and administrative costs, including direct payroll, bonus and noncash equity compensation, of the personnel performing development, renovations,

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

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

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2015 and 2014.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015 and December 31, 2014, we have not established a liability for uncertain tax positions.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of approximately $0.4 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, as a reduction to rental revenues in our consolidated statements of operations. We had a $1.3 million and $1.0 million reserve for allowance for doubtful accounts as of March 31, 2015 and December 31, 2014, respectively.

Equity Based Compensation

We account for equity-based compensation, including shares of restricted stock, in accordance with ASC Topic 718 Compensation – Stock Compensation.  For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  The total compensation expense for these awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  See Note 14.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying value of the debt liability. This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted on a retrospective basis.  We have elected to adopt ASU 2015-03 early, beginning with the current quarter ended March 31, 2015.  As a result of the adoption of ASU 2015-03, we have reclassified approximately $0.7 million of net debt issuance costs from an asset (previously recorded in the line item “Deferred loan costs, net” in the consolidated balance sheets) to a reduction in the carrying amount of our notes payable as of December 31, 2014.  ASU 2015-03 also expands disclosure requirements to include the face amount of the debt liability and the effective interest rate in the notes to the consolidated financial statements.  See Note 6.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 requires reporting entities to evaluate whether they should consolidate certain legal entities.  ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This ASU affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of the ASU 2015-02 will have on our consolidated financial statements.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments in Real Estate

The following table sets forth the wholly-owned industrial properties we acquired during the three months ended March 31, 2015:

Property	Submarket	Date of Acquisition	Square Feet	Number of Buildings	Purchase Price
8902-8940 Activity Road(1)	San Diego - Central	1/21/2015	112,501	5	$18,450,000
12907 Imperial Highway(2)	Los Angeles - Mid-counties	1/21/2015	101,080	1	12,180,000
1210 North Red Gum Street(3)	Orange County - North	3/9/2015	64,570	1	7,650,000
9401 De Soto Avenue(3)	Los Angeles - San Fernando Valley	3/18/2015	150,263	1	14,075,000
Total 2015 Wholly-Owned Property Acquisitions			428,414	8	$52,355,000

(1)	This acquisition was funded with borrowings under our unsecured revolving credit facility.
(2)

This acquisition was funded as follows: (i) $5.4 million from the assumption of secured debt; (ii) $2.1 million from a deposit paid during the fourth quarter of 2014 and (iii) borrowings under our unsecured revolving credit facility. The assumed debt was recorded at fair value on the acquisition date, resulting in a premium of approximately $0.5 million.

(3)	This acquisition was funded with available cash on hand.

     The following table summarizes the preliminary allocation of the purchase price paid for the acquired assets and liabilities assumed of the properties in the table above as of the date of acquisition:

Total 2015 Acquisitions
Assets:
Land(1)	$24,554,000
Buildings and improvements	25,945,000
Tenant improvements	620,000
Acquired lease intangible assets(2)	1,950,000
Other acquired assets(4)	82,000
Total assets acquired	53,151,000
Liabilities:
Acquired lease intangible liabilities(3)	212,000
Notes payable	5,874,000
Other assumed liabilities(4)	360,000
Total liabilities assumed	6,446,000
Net assets acquired	$46,705,000

(1)	The allocation to land includes $29,000 of capitalized acquisition costs related to the purchase of 9401 De Soto Avenue, which was accounted for as an asset acquisition.
(2)	Represents $1,918,000 and $32,000 of in-place leases and above-market leases with a weighted average amortization period of 3.2 years and 3.0 years, respectively.
(3)	Represents below-market leases with a weighted average amortization period of 4.1 years.
(4)	Includes other working capital assets acquired and liabilities assumed, respectively, at the time of acquisition.

The preliminary allocation of the purchase price is based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date).

The following table sets forth the unaudited results of operations for the three months ended March 31, 2015, for each of the properties acquired during the three months ended March 31, 2015, included in the consolidated statement of operations from the date of acquisition:

Three Months Ended March 31, 2015
Revenues	$469,000
Net Income	$6,000

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth unaudited pro-forma financial information for the three months ended March 31, 2015 and 2014, as if the closing of our acquisitions during the three months ended March 31, 2015, had occurred on January 1, 2014. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, and increased interest expense for borrowings associated with these acquisitions.  These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2014 and may not be indicative of future operating results.

	Three Months Ended March 31,
	2015	2014
Revenues	$21,586,000	$14,133,000
Net operating income	$15,311,000	$9,532,000
Net income	$226,000	$930,000

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	March 31, 2015	December 31, 2014
Acquired Lease Intangible Assets:
In-place lease intangibles	$39,385,000	$37,467,000
Accumulated amortization	(16,193,000)	(12,975,000)
In-place lease intangibles, net	23,192,000	24,492,000

Above-market tenant leases	5,002,000	4,971,000
Accumulated amortization	(1,690,000)	(1,327,000)
Above-market tenant leases, net	3,312,000	3,644,000
Acquired lease intangible assets, net	$26,504,000	$28,136,000

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(3,726,000)	(3,514,000)
Accumulated accretion	1,060,000	743,000
Below-market tenant leases, net	(2,666,000)	(2,771,000)

Above-market ground lease	(290,000)	(290,000)
Accumulated accretion	53,000	45,000
Above-market ground lease, net	(237,000)	(245,000)
Acquired lease intangible liabilities, net	$(2,903,000)	$(3,016,000)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below:

	Three Months Ended March 31,
	2015	2014
In-place lease intangibles (1)	$3,218,000	$2,086,000
Net above (below) market tenant leases (2)	$47,000	$88,000
Above-market ground lease (3)	$(8,000)	$(8,000)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)	The amortization of net above/(below)-market tenant leases is recorded as a decrease to rental revenues in the consolidated statements of operations for the periods presented.
(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Note Receivable

As of March 31, 2015 and December 31, 2014, we have one mortgage note receivable, which is secured by an industrial property located at 32401-32803 Calle Perfecto in San Juan Capistrano (the “Calle Perfecto Note”).  The Calle Perfecto Note is a 30-year amortizing loan which bears interest at a fixed rate of 6.001% and matures on May 1, 2017.

The following table summarizes the balance of our notes receivable:

	March 31, 2015	December 31, 2014

Face Amount	$13,825,000	$13,896,000
Unrecognized Accretable Yield	(690,000)	(759,000)
Note Receivable	$13,135,000	$13,137,000

6.	Notes Payable

The following table summarizes the balance of our indebtedness as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Principal amount	$269,879,000	$357,076,000
Less: unamortized discount and deferred loan costs	(338,000)	(714,000)
Carrying value	$269,541,000	$356,362,000

The following table summarizes the components and significant terms of our indebtedness as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Contractual Interest Rate		Effective Interest Rate (1)
Fixed Rate Debt
The Park	$3,141,000	$(159,000)	$3,173,000	$(161,000)	3/1/2031		5.125%	(2)	5.36%
2980 San Fernando	10,105,000	70,000	10,153,000	139,000	7/1/2015		5.088%	(3)	2.33%
12907 Imperial Highway	5,383,000	390,000	-	-	4/1/2018		5.950%	(4)	3.85%
Variable Rate Debt				-
RIF V - Glendale Commerce Center, LLC	42,750,000	-	42,750,000	-	5/1/2016	(5)	LIBOR + 2.00%		2.18%
Term Loan (6)	60,000,000	(342,000)	60,000,000	(362,000)	8/1/2019	(7)	LIBOR + 1.90%		2.21%
Term Loan (8)	48,500,000	(297,000)	48,500,000	(330,000)	6/24/2017	(7)	LIBOR + 1.55%		2.00%
Unsecured Term Loan Facility	100,000,000	-	100,000,000	-	6/11/2019		LIBOR + 1.35%		1.53%
Unsecured Credit Facility		-		-
Unsecured Credit Facility	-	-	92,500,000	-	6/11/2018	(7)	LIBOR + 1.40%	(9)	0.00%
Total	$269,879,000	$(338,000)	$357,076,000	$(714,000)

(1) Reflects the effective interest rate at March 31, 2015 and includes the effect of amortization of discounts/premiums and deferred loan costs.
(2) Monthly payments of interest and principal based on 20-year amortization table.
(3) Monthly payments of interest and principal based on 30-year amortization table.
(4) Monthly payments of interest and principal based on 30-year amortization table, with a balloon payment at maturity. (5) Two additional one year extensions available at the borrower’s option.
(6) Loan is secured by six properties. As of March 31, 2015, $30 million of this $60 million variable-rate term loan has been effectively fixed through the use of an interest rate swap. See Note 8.
(7) One additional one year extension available at the borrower’s option.
(8) Loan is secured by eight properties.

(9)     The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility if the balance is under $100 million or over $100 million, respectively.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

On January 21, 2015, in connection with the acquisition of the property located at 12907 Imperial Highway, we assumed a mortgage loan that is secured by the property.  The assumed mortgage loan had a principal balance of $5.4 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial debt premium of $473,000.  The loan, which was put in place in 2008 by the seller, bears interest at a fixed rate of 5.95% with amortization over 30 years, and has a maturity date of April 1, 2018.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of March 31, 2015 and does not consider extension options available to us as noted above:

April 1, 2015 - December 31, 2015	$10,286,000
2016	43,002,000
2017	48,766,000
2018	5,208,000
2019	160,158,000
Thereafter	2,459,000
Total	$269,879,000

Unsecured Credit Facility

We have a senior unsecured revolving credit facility with borrowing capacity of $200.0 million (the “Revolver”) and a senior unsecured term loan facility (the “Term Loan Facility”) with borrowing capacity of $100.0 million (together the “Credit Facility”).  The Revolver is scheduled to mature on June 11, 2018 with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, the applicable LIBOR margin will range from1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the credit agreement). In February 2015, the Revolver and the Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings. Additionally, there is a quarterly facility fee that is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.

The Credit Facility is guaranteed by the Company and by substantially all of the current and future subsidiaries of the Operating Partnership that own an unencumbered property. The Credit Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.

The Revolver and the Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the Term Loan Facility and repaid or prepaid may not be re-borrowed.

The Credit Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Credit Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Credit Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  We believe we are currently in compliance with all of the financial covenants required by our loan agreements.

On March 31, 2015, we did not have any outstanding borrowings under our Revolver, leaving $200.0 million available for additional borrowings.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Debt Covenants

The Credit Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Credit Facility.  These include the following covenants which are tested on a quarterly basis:

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

Additionally, the Credit Facility provides that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period.

In addition to our Credit Facility, certain of our other loan agreements contain financial covenants to be tested quarterly.  The Glendale Commerce Center loan and our $60.0 million term loan both require a minimum Debt Service Coverage Ratio (as defined in their respective loan agreements) of at least 1.10 to 1.00.

We believe we are in compliance with all of the financial covenants required by our loan agreements as of March 31, 2015.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of March 31, 2015 is summarized as follows:

Twelve months ending March 31:
2016	$69,620,000
2017	50,777,000
2018	33,894,000
2019	23,121,000
2020	16,988,000
Thereafter	21,799,000
Total	$216,199,000

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Derivative Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes.

The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings.

On February 4, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our existing $60.0 million variable-rate term loan.  Each of the two swaps has a notional value of $30.0 million. We are required to make certain monthly fixed rate payments calculated on notional amounts of $30.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The first forward swap will effectively fix the annual interest rate payable on $30.0 million of debt at 3.726% for the period from January 15, 2015 to February 15, 2019. The second forward swap will effectively fix the annual interest rate payable on the other $30.0 million of debt at 3.91% for the period from July 15, 2015 to February 15, 2019.

On August 19, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our $100.0 million Term Loan Facility.  Each of the two swaps has a notional value of $50.0 million.  The first swap has an effective date of August 14, 2015 and a maturity date of December 14, 2018.  The second swap has an effective date of February 16, 2016 and a maturity date of December 14, 2018.  We are required to make certain monthly fixed rate payments calculated on notional amounts of $50.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The interest rate swaps will effectively fix the annual interest rate payable on our Term Loan Facility at 1.79% for the first swap and 2.005% for the second swap, plus an applicable margin under the terms of the Credit Facility.

The following table sets forth a summary of our interest rate swaps at March 31, 2015 and December 31, 2014:

				Fair Value(1)		Notional Amount in Effect
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$749,000	$457,000	$30,000,000	$-
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$792,000	$408,000	$-	$-
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$900,000	$277,000	$-	$-
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$838,000	$260,000	$-	$-
(1)

We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.  As of March 31, 2015 and December 31, 2014, all of our derivatives were in a liability position, and as such, the fair value is included in the line item “Interest rate swap liability” in the consolidated balance sheets.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2015	2014
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$(1,982,000)	$300,000
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	(105,000)	-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	-	-

During the next twelve months, we estimate that an additional $1,307,000 will be reclassified from AOCI as an increase to interest expense.

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

As of March 31, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $3,368,000.  As of March 31, 2015, we have not posted any collateral related to these agreements.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2015 and December 31, 2014, which we measure on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps at:
March 31, 2015	$(3,279,000)	$-	$(3,279,000)	$-
December 31, 2014	$(1,402,000)	$-	$(1,402,000)	$-

Financial Instruments Disclosed at Fair Value

The carrying amounts of cash and cash equivalents, rents and other receivables, other assets, accounts payable, accrued expenses and other liabilities, and tenant security deposits approximate fair value because of their short-term nature.

The fair value of our notes payable was estimated by calculating the present value of principal and interest payments, using currently available market rates, adjusted with a credit spread, and assuming the loans are outstanding through contractual maturity date.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2015 and December 31, 2014:

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2015	$270,377,000	$-	$-	$270,377,000	$269,541,000
December 31, 2014	$357,212,000	$-	$-	$357,212,000	$356,362,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations. We recorded $55,000 and $53,000 for the three months ended March 31, 2015 and 2014, respectively, in management, leasing and development services revenue.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in RIF III in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in RIF IV.  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors. During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional plaintiffs.  The aggregate amounts paid by the Company in these settlements were not material. Plaintiffs asserted claims against the Company, RIF III, RIF IV, RILLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs alleged, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also requested to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further sought declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.  During the second quarter of 2015, the Company entered into a settlement agreement with the remaining plaintiffs.  The aggregate amount paid by the Company in this settlement was not material.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

To address the estimated costs associated with the environmental issues at the West 228th Street property, we entered into an Environmental Holdback Escrow Agreement (the “Holdback Agreement”) with the former owner, whereby $1.3 million of the purchase price, which would have otherwise been paid to the former owner, was to be placed into an escrow account to be used to pay remediation costs.  In addition, we also funded $100,000 into the escrow account.  According to the Holdback Agreement, the seller has no liability or responsibility to pay for remediation costs in excess of $1.3 million.

As of March 31, 2015 and December 31, 2014, we have a $1.2 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable accrued expenses and other liabilities”, reflecting the estimated remaining cost to remediate environmental liabilities that existed prior to the acquisition date.  As of March 31, 2015 and December 31, 2014, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets”, reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.

We expect that the resolution of the environmental matters relating to the above will not have a material impact on our consolidated financial condition, results of operations or cash flows.  However, we cannot assure you that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.  Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.

Rent Expense

As of March 31, 2015, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate office lease as of March 31, 2015 is as follows:

	Office Lease	Ground Rent
April 1, 2015 - December 31, 2015	$337,000	$108,000
2016	520,000	144,000
2017	542,000	144,000
2018	559,000	144,000
2019	337,000	144,000
Thereafter	-	6,108,000
Total	$2,295,000	$6,792,000

Tenant and Construction Related

As of March 31, 2015, we had commitments of approximately $4.1 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Concentrations of Credit Risk

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2015, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.

As of March 31, 2015, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.

As of March 31, 2015, our 10 largest tenants represented approximately 14% of our annualized base rent, which is based on the monthly contracted base rent from leases in effect as of March 31, 2015, multiplied by 12, excluding billboard and antenna revenue and rent abatements.   During the three months ended March 31, 2015, no single tenant accounted for more than 10% of our rental revenues.

12.	Investment in Unconsolidated Real Estate

We currently manage and hold a 15% equity interest in a joint venture (“the JV”) that indirectly owns one property located at 3233 Mission Oaks Boulevard in Ventura County.  We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if applicable).

The following tables present combined summarized financial information of our unconsolidated joint venture properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share, unless otherwise noted:

	Rexford Industrial Realty, Inc.
	March 31, 2015	December 31, 2014
Assets	$23,664,000	$23,542,000
Liabilities	(1,355,000)	(1,274,000)
Partners'/members' equity	$22,309,000	$22,268,000
Company's share of equity	$3,346,000	$3,340,000
Basis adjustment(1)	667,000	678,000
Carrying value of the Company's investment in unconsolidated real estate	$4,013,000	$4,018,000
(1)

This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.

	Three Months Ended March 31,
	2015	2014
Revenues	$663,000	$1,812,000
Expenses	(622,000)	(1,605,000)
Net income	$41,000	$207,000

Fees and commissions earned from managing the JV are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $44,000 and $139,000 for the three months ended March 31, 2015 and 2014, respectively, in management, leasing and development services revenue.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Discontinued Operations

Dispositions

We did not have any dispositions during the three months ended March 31, 2015.  The table below summarizes the properties sold during the three months ended March 31, 2014.

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Gain (Loss) Recorded (1)
1335 Park Center Drive	Vista, CA	1/29/2014	124,997	$10,103,000	$2,262,000
2900 N. Madera Road	Simi Valley, CA	3/13/2014	63,305	$4,350,000	$(137,000)

(1)	The results of operations and the gain or loss on sale of these properties is reported under Discontinued Operations in the consolidated statements of operations.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2014 includes the results of operations (prior to disposition) and the gain (loss) on sale of real estate of the two properties in the table above.  The following table summarizes the main components of income from discontinued operations for the three months ended March 31, 2014.

Three Months Ended March 31, 2014
Revenues	$85,000
Operating expenses	(57,000)
Depreciation and amortization expense	(7,000)
Gain on sale of real estate	2,125,000
Income from discontinued operations	$2,146,000

14.	Equity

Common Stock

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock at a public offering price of $16.00 per share.  The net proceeds of the follow-on offering were approximately $176.3 million, after deducting the underwriting discount and offering costs paid and accrued aggregating approximately $7.7 million.  On February 3, 2015, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 common units of partnership interests in the Operating Partnership (“OP Units”).

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 2,296,686 OP Units and represented approximately 4.0% of our Operating Partnership as of March 31, 2015. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the three months ended March 31, 2015, 26,658 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $297,000 of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders equity.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2013 Incentive Award Plan

In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, long term incentive plan units in our Operating Partnership and other stock based and cash awards to our non-employee directors, employees and consultants. The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,818,389 shares of common stock remain available for issuance as of March 31, 2015).

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

During the three months ended March 31, 2015 and 2014, we recognized net equity compensation expense of $367,000 and $172,000, respectively, related to the restricted common stock grants ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. During the three months ended March 31, 2015 and 2014, we capitalized $18,000 and $29,000 respectively, related to these employees.

The following table sets forth our nonvested restricted stock activity for the three months ended March 31, 2015:

Number of Nonvested Shares of Restricted Common Stock
Balance at January 1, 2015	320,017
Granted	108,699
Forfeited	(8,436)
Vested	-
Balance at March 31, 2015	420,280

The following table sets forth the vesting schedule of total nonvested shares of restricted stock outstanding as of March 31, 2015:

Shares
April 1, 2015 - December 31, 2015	106,754
2016	112,232
2017	140,007
2018	42,266
2019	19,021
420,280

As of March 31, 2015, there was approximately $4.5 million of total unrecognized compensation expense related to nonvested shares of our restricted common stock expected to vest, of which approximately $0.3 million will be capitalized for employees who provide leasing and construction services. As of March 31, 2015, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 40 months.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in our accumulated other comprehensive loss balance for the three months ended March 31, 2015, which consists solely of adjustments related to our cash flow hedges:

Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(1,331,000)
Other comprehensive loss before reclassifications	(1,982,000)
Amounts reclassified from accumulated other comprehensive loss to interest expense	105,000
Net current period other comprehensive loss	(1,877,000)
Less other comprehensive loss attributable to noncontrolling interests	61,000
Other comprehensive loss attributable to common stockholders	(1,816,000)
Balance at March 31, 2015	$(3,147,000)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) from continuing operations	$81,000	$(717,000)
Net (income) loss from continuing operations attributable to noncontrolling interests	(4,000)	75,000
Income from continuing operations attributable to participating securities	(50,000)	(16,000)
Income (loss) from continuing operations attributable to Rexford Industrial Realty, Inc.	$27,000	$(658,000)
Income from discontinued operations	-	2,146,000
Income from discontinued operations attributable to noncontrolling interests	-	(227,000)
Income from discontinued operations attributable to participating securities	-	-
Income from discontinued operations attributable to Rexford Industrial Realty, Inc.	$-	$1,919,000
Net income	$81,000	$1,429,000
Net income attributable to noncontrolling interests	(4,000)	(152,000)
Net income attributable to participating securities	(50,000)	(16,000)
Net income attributable to Rexford Industrial Realty, Inc.	$27,000	$1,261,000
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	50,683,528	25,419,418
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$-	$(0.03)
Net income from discontinued operations attributable to common stockholders	$-	$0.08
Net income attributable to common stockholders	$-	$0.05

Participating securities include 420,280 and 131,786 shares of unvested restricted stock outstanding at March 31, 2015 and 2014, respectively, which participate in non-forfeitable dividends of the Company. Participating securities have been allocated earnings, in proportion to total weighted average shares outstanding, based upon the greater of net income or common dividends declared.

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as its inclusion would have been antidilutive.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the three months ended March 31, 2015 and 2014.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

16.	Subsequent Events

On April 1, 2015, we repaid the $10.1 million outstanding balance on our loan secured by the property located at 2980-2990 North San Fernando Road.  We repaid the balance using available cash on hand and did not incur any prepayment penalties for repaying in advance of the maturity date of July 1, 2015.

In April 2015, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC (the “Sales Agents”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Sales Agents, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $125.0 million.

On April 30, 2015, we acquired the property located at 9615 S. Norwalk Boulevard in Santa Fe Springs, California for a contract price of $9.6 million using available cash on hand.  The property consists of a 10 acre paved land storage facility and includes a 26,362 square foot industrial building and a 12,000 square foot office building.

On May 1, 2015, we acquired the property located at 16221 Arthur Street in Cerritos, California for a contract price of $5.8 million using available cash on hand.  The property consists of one single-tenant building totaling 61,372 rentable square feet.

Subsequent to March 31, 2015, 27,614 OP Units were converted into an equivalent number of shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. The terms “Company,” “we,” “us,” and “our” refer to Rexford Industrial Realty, Inc. and its consolidated subsidiaries except where the context otherwise requires.

Forward-Looking Statements

We make statements in this quarterly report that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with expectations;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	the consequence of any future security alerts and/or terrorist attacks;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
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

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of March 31, 2015, our consolidated portfolio consisted of 102 properties with approximately 10.3 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million square feet, which we manage. In addition we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

Acquisition and Development of Properties

Since our IPO, we have acquired 51 properties, aggregating approximately 5.2 million square feet, for approximately $548 million, and have expanded our consolidated portfolio by nearly 93% in less than two years.  Of these 51 properties, we have acquired 20 properties aggregating approximately 1.9 million square feet, that we consider “value-add acquisitions”.  We consider a property to be a value-add acquisition when it provides opportunities for repositioning or redevelopment that we believe will increase the occupancy and the cash flow from the property.  We intend to continue to grow our portfolio through disciplined acquisitions in prime Southern California infill markets, and will continue to pursue value-add acquisitions that will play a strategic role in our future growth.

Costs associated with acquisitions accounted for as business combinations are expensed as incurred.  Acquisitions are subject to various risks and uncertainties, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition related costs. During the three months ended March 31, 2015, we expensed approximately $233,000 of acquisition costs, and we expect to incur additional acquisition costs during the remainder of 2015 as we continue to acquire properties and grow our portfolio.  Costs associated with acquisitions accounted for as asset acquisitions are capitalized as part of the purchase price allocation. During the three months ended March 31, 2015, we capitalized approximately $36,000 of acquisition costs associated with acquisitions accounted for as asset acquisitions.

Properties that are undergoing repositioning or redevelopment may qualify for interest and real estate tax capitalization.  During the three months ended March 31, 2015, we capitalized approximately $172,000 of these costs for qualifying projects.  As of March 31, 2015, five of our properties are in various stages of redevelopment and repositioning. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest and tax capitalization in future periods.

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

Occupancy Rates. As of March 31, 2015, our consolidated portfolio was approximately 89.5% occupied and 90.8% leased. The difference between our occupancy rate and leased rate is attributed to our uncommenced leases. Our occupancy rate is impacted by market conditions in the areas in which we operate. San Diego County and Los Angeles County, where our properties were 89.0% and 87.1% occupied as of March 31, 2015, respectively. By way of comparison, our San Bernardino County, Orange County, and Ventura County properties were 96.3%, 92.6% and 91.8% occupied, respectively, as of March 31, 2015. In addition, a key component of our growth strategy is to acquire distressed, off-market and lightly marketed properties that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, five of our properties, representing 606,125 square feet, are currently in various stages of redevelopment and repositioning. Excluding properties in redevelopment or repositioning, our remaining properties were approximately 94.3% occupied as of March 31, 2015.  During the three months ended March 31, 2015, we entered into 6 leases that had not commenced as of March 31, 2015, representing 130,380 square feet, or an additional 1.3% of our total rentable square feet. We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. The following table sets forth our leasing activity for the three months ended March 31, 2015:

			Gross Leasing Activity
	Expiring Leases		Renewals				Renewal Retention %		New Leases
Quarter	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	GAAP Rent Change	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Cash Rent Change	GAAP Rent Change
Q1-2015	120	625,534	69	319,849	3.9%	10.2%	57.5%	51.1%	72	458,301	5.7%	15.1%

During the three months ended March 31, 2015, we executed 72 new leases covering 458,301 square feet and renewed 69 leases covering 319,849 square feet, while 51 leases covering 305,685 square feet vacated.  Of the 305,685 square feet that vacated, 17,080 square feet was the result of eight tenant defaults, 4,813 square feet was the result of four tenant relocations, and the remaining 283,792 square feet was the result of 39 tenants with natural lease expirations who did not renew. Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition a property, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts. In addition, while we have recently noted gradual improvements in market conditions in our markets, the market recovery has been uneven and some markets, particularly San Diego County, have been slower to recover.

For the 69 leases that we renewed during the three months ended March 31, 2015, the renewal spreads increased by 3.9% on a cash basis and 10.2% on a GAAP basis.  For the 72 new leases that were executed during the three months ended March 31, 2015, the leasing spreads increased by 5.7% on a cash basis and 15.1% on a GAAP basis, when comparing the ending cash rental rates on the expiring leases for the same space. Although our leasing spreads have varied from quarter to quarter, we believe that our recent leasing statistics are indicative of a trend of improving leasing fundamentals across our submarkets. Among the factors that affect lease rates on renewal is our acquisition activity. We acquired four properties during the three months ended March 31, 2015 and 36 properties during the year ended December 31, 2014. At the time of acquisition of some of these properties, our underwriting and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs in rent at some upcoming lease expirations. We believe that rental rates in our markets for product such as our properties have yet to fully recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of March 31, 2015, in addition to approximately 1,073,000 rentable square feet of currently available space in our properties, leases representing approximately 13.5% and 25.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2015 and December 31, 2016, respectively. As described in more detail above under “Rental Revenue and Tenant Reimbursements,” during the three months ended March 31, 2015, we renewed approximately 57.5% of leases scheduled to expire which represented approximately 51.1% of the aggregate rentable square footage under all expiring leases.

The leases scheduled to expire during the years ending December 31, 2015, and December 31, 2016, represent approximately 15.2% and 27.2% respectively, of the total annualized rent for our portfolio at March 31, 2015. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2015 and 2016 are currently at or slightly below current market asking rents, although individual properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. Over the last few quarters, we have noted that rental rates in our markets for product such as our properties have begun to recover, and accordingly we expect potential increases in lease rates upon renewal of upcoming 2015 and 2016 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As of March 31, 2015, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from 57 employees presently to between 65 and 75 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Of the accounting policies discussed in Note 2 to the consolidated financial statements, the accounting policies presented below have been identified by us as critical accounting policies.

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

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest, insurance, real estate taxes and certain general and administrative costs, including direct payroll, bonus and noncash equity compensation, of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

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

We recognize revenue from rent, tenant reimbursements and other revenue sources once all of the following criteria are met: persuasive evidence that an arrangement exists, services rendered, the fee is fixed and determinable and collectability is reasonably assured.  Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the three months ended March 31, 2015, and the year ended December 31, 2014.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of January 1, 2014 and still owned by us as of March 31, 2015.  Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the three months ended March 31, 2015 and the year ended December 31, 2014, and corporate general and administrative expenses.  For the comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014, our Same Properties Portfolio consists of 62 properties aggregating approximately 6.1 million square feet.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/	%	Three Months Ended March 31,		Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
RENTAL REVENUES
Rental revenues	$11,753,000	$11,150,000	$603,000	5.4%	$18,557,000	$11,628,000	$6,929,000	59.6%
Tenant reimbursements	1,338,000	1,405,000	(67,000)	(4.8%)	2,184,000	1,511,000	673,000	44.5%
Management, leasing and development services	-	-	-	-%	132,000	234,000	(102,000)	(43.6%)
Other income	37,000	44,000	(7,000)	(15.9%)	190,000	42,000	148,000	352.4%
TOTAL RENTAL REVENUES	13,128,000	12,599,000	529,000	4.2%	21,063,000	13,415,000	7,648,000	57.0%
Interest income	277,000	275,000	2,000	0.7%	277,000	276,000	1,000	0.4%
TOTAL REVENUES	13,405,000	12,874,000	531,000	4.1%	21,340,000	13,691,000	7,649,000	55.9%
EXPENSES
Property expenses	3,598,000	3,725,000	(127,000)	(3.4%)	5,771,000	4,134,000	1,637,000	39.6%
General and administrative	-	-	-	-%	3,546,000	2,605,000	941,000	36.1%
Depreciation and amortization	4,550,000	5,661,000	(1,111,000)	(19.6%)	9,884,000	6,130,000	3,754,000	61.2%
TOTAL OPERATING EXPENSES	8,148,000	9,386,000	(1,238,000)	(13.2%)	19,201,000	12,869,000	6,332,000	49.2%
OTHER (INCOME) EXPENSE
Acquisition expenses	-	-	-	-%	233,000	333,000	(100,000)	(30.0%)
Interest expense	236,000	289,000	(53,000)	(18.3%)	1,826,000	1,251,000	575,000	46.0%
TOTAL OTHER EXPENSE	236,000	289,000	(53,000)	(18.3%)	2,059,000	1,584,000	475,000	30.0%
TOTAL EXPENSES	8,384,000	9,675,000	(1,291,000)	(13.3%)	21,260,000	14,453,000	6,807,000	47.1%
Equity in income of unconsolidated real estate entities	-	-	-		1,000	45,000	(44,000)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	5,021,000	3,199,000	1,822,000		81,000	(717,000)	798,000
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	-	-	-		-	21,000	(21,000)
Gain on sale of real estate	-	-	-		-	2,125,000	(2,125,000)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		-	2,146,000	(2,146,000)
NET INCOME (LOSS)	$5,021,000	$3,199,000	$1,822,000		$81,000	$1,429,000	$(1,348,000)

Rental Revenue

Our Same Properties Portfolio and Total Portfolio rental revenue increased approximately $0.6 million, or 5.4%, and approximately $6.9 million, or 59.6%, respectively, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 40 properties we acquired between January 1, 2014 and March 31, 2015.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased approximately $0.1 million, or 4.8%, and increased approximately $0.7 million, or 44.5%, respectively, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in our Same Properties Portfolio is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements increased due to the 40 properties we acquired between January 1, 2014 and March 31, 2015.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased approximately $0.1 million, or 43.6%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  This was primarily due to lower management fees from our JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Other Income

Our Total Portfolio other income increased approximately $0.1 million, or 352.4%,  for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to filming income at one of our properties.

Property Expenses

Our Same Properties Portfolio property expenses decreased approximately $0.1 million, or 3.4%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due a decrease in repairs and maintenance expense.  Our Total Portfolio property expenses increased approximately $1.6 million, or 39.6%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of incremental expenses from the 40 properties we acquired between January 1, 2014 and March 31, 2015.

General and Administrative

Our Total Portfolio general and administrative expenses increased approximately $0.9 million, or 36.1%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase is primarily due to an approximately $0.4 million increase in legal expenses, an approximately $0.2 million increase in non-cash equity compensation expense due to restricted stock grants made subsequent to March 31, 2014, an approximately $0.1 million increase in payroll and benefits expense due to increased staffing levels and an approximately $0.1 million increase in professional audit and tax fees.

Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expense decreased approximately $1.1 million, or 19.6%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during the three months ended March 31, 2015 and the year ended December 31, 2014. Our Total Portfolio depreciation and amortization expense increased approximately $3.8 million, or 61.2%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to incremental expenses from the 40 properties we acquired between January 1, 2014 and March 31, 2015.

Acquisition Expenses

Our Total Portfolio acquisition expenses decreased approximately $0.1 million, or 30.0%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to lower expenses incurred for transactions completed during the current period.

Interest Expense

Our Same Properties Portfolio interest expense decreased by approximately $0.1 million, or 18.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to the repayment of the note secured by our property located at 10700 Jersey Boulevard in October 2014.  Our Total Portfolio interest expense increased by approximately $0.6 million, or 46.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  This was primarily due to incremental interest expense from the $48.5 million term loan we obtained and the two mortgage loans we assumed subsequent to March 31, 2014, and incremental interest expense from our effective interest rate swap.  The increase was partially offset by the decrease in interest expense resulting from paying off the outstanding balance on our revolving credit facility with proceeds from follow-on offering during the three months ended March 31, 2015.

Equity in Income of Unconsolidated Real Estate Entities

Equity in income of unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV.  In November 2014, the JV sold two of the three buildings owned by the JV.  Our Total Portfolio equity in income of unconsolidated real estate entities decreased by $44,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as a result of this sale.

Discontinued Operations

Our income from discontinued operations of $2.1 million for the three months ended March 31, 2014 is comprised primarily of the gain on sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 N. Madera Road.

Non-GAAP Supplemental Measure: Funds From Operations

We calculate funds from operations (“FFO”) before non-controlling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated joint ventures.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent:

	Three Months Ended March 31,
	2015	2014
Funds From Operations (FFO)
Net income	$81,000	$1,429,000
Add:
Depreciation and amortization, including amounts in discontinued operations	9,884,000	6,137,000
Depreciation and amortization from unconsolidated joint venture(1)	28,000	85,000
Deduct:
Gain on sale of real estate, including amounts in discontinued operations	-	(2,125,000)
Funds from operations	$9,993,000	$5,526,000

(1)	Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture.

Non-GAAP Supplemental Measure: NOI and Cash NOI

Net operating income (“NOI”) includes the revenue and expense directly attributable to our real estate properties calculated in accordance with GAAP.  NOI is calculated as total revenue from real estate operations including i) rental revenues ii) tenant reimbursements, and iii) other income less property expenses (before interest expense, depreciation and amortization).  We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense and gains (or losses) from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.  We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs.  However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited.  Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI.  Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance.  NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs.  NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.

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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI:

	Three Months Ended March 31,
	2015	2014
Rental revenues	$18,557,000	$11,628,000
Tenant reimbursements	2,184,000	1,511,000
Other income	190,000	42,000
Total operating revenues	20,931,000	13,181,000
Property expenses	5,771,000	4,134,000
Net Operating Income	$15,160,000	$9,047,000
Fair value lease revenue	39,000	81,000
Straight line rent adjustment	(365,000)	(184,000)
Cash Net Operating Income	$14,834,000	$8,944,000

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI:

	Three Months Ended March 31,
	2015	2014
Net income	$81,000	$1,429,000
Add:
General and administrative	3,546,000	2,605,000
Depreciation and amortization	9,884,000	6,130,000
Acquisitions expense	233,000	333,000
Interest expense	1,826,000	1,251,000
Deduct:
Management, leasing and development services	132,000	234,000
Interest income	277,000	276,000
Equity in income from unconsolidated real estate entities	1,000	45,000
Income from discontinued operations before gain on sale of real estate	-	21,000
Gain on sale of real estate	-	2,125,000
Net Operating Income	$15,160,000	$9,047,000
Fair value lease revenue	39,000	81,000
Straight line rent adjustment	(365,000)	(184,000)
Cash Net Operating Income	$14,834,000	$8,944,000

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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA:

	Three Months Ended March 31,
	2015	2014
Net income	$81,000	$1,429,000
Interest expense	1,826,000	1,251,000
Proportionate share of interest expense from unconsolidated joint venture	-	57,000
Depreciation and amortization, including amounts in discontinued operations	9,884,000	6,137,000
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	28,000	85,000
EBITDA	$11,819,000	$8,959,000

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, capital expenditures for tenant improvements and leasing commissions and distributions to our common stockholders and holders of common units.  We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and pursuant to the ATM Program described below. As of March 31, 2015, our cash and cash equivalents were approximately $47.5 million, and we did not have any outstanding borrowings under our unsecured revolving credit facility, leaving $200.0 million available for additional borrowings.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities.  During 2015, we expect to close on acquisitions aggregating $250 million or more.  As of May 8, 2015, we have already closed on approximately $68 million, and we currently have $29 million of acquisitions in escrow and outstanding letters of intent for properties aggregating approximately $40 million, which we anticipate closing in the coming quarters.  We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, borrowings available under our revolving credit facility and the issuance of equity securities.

In April 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125,000,000 in amounts and at times to be determined by us from time to time.  Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including among other, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.  We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes. As of May 8, 2015, no shares of common stock have been sold pursuant to the ATM Program.

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of common stock at a price per share of $16.00.  The net proceeds of the follow-on offering were approximately $176.3 million, after deducting the underwriting discount and offering costs paid and accrued aggregating approximately $7.7 million.  A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $116.0 million on February 6, 2015, the date of repayment, as well as to fund the four acquisitions we completed during the quarter ended March 31, 2015.  The remaining proceeds will be used to fund future anticipated acquisitions and for general corporate purposes.

The offering noted above was made pursuant to a shelf registration statement declared effective by the SEC on August 12, 2014, whereby we may offer and sell an indeterminate number of equity securities up to a total dollar amount of $750,000,000. From time to time, we may decide to issue additional securities under this shelf registration statement to fund acquisitions, the repayment of long-term debt upon maturity and for other general corporate purposes.

At March 31, 2015, we had total indebtedness of approximately $269.9 million, reflecting a net debt to total market capitalization of approximately 19.7%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock excluding shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Unsecured Revolving Credit and Term Loan Facilities

We have a senior unsecured revolving credit facility with borrowing capacity of $200.0 million (the “Revolver”) and a senior unsecured term loan facility (the “Term Loan Facility”) with borrowing capacity of $100.0 million (together the “Credit Facility”).  The Revolver is scheduled to mature on June 11, 2018 with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, the applicable LIBOR margin will range from 1.30% to 1.90%  for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the credit agreement). During February 2015, our Revolver and Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings.  Additionally, there is a quarterly facility fee that is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.

The Credit Facility is guaranteed by the Company and by substantially all of the current and future subsidiaries of the Operating Partnership that own an unencumbered property. The Credit Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.

The Credit Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Credit Facility, including:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;
•	Maintaining a ratio of total recourse debt to total asset value of not more than 15%;
•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;
•	Maintaining a ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of at least 1.50 to 1.0;
•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;
•	Maintaining a ratio of unencumbered NOI (as defined in the credit agreement) to unsecured interest expense of at least 1.75 to 1.0.

The Revolver and the Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the Term Loan Facility and repaid or prepaid may not be re-borrowed.

Additionally, the Credit Facility provides that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period.

The Credit Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Credit Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Credit Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  We believe we are currently in compliance with all of the financial covenants required by our loan agreements.

Consolidated Indebtedness

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2015 (dollars in thousands):

	Principal Amount(1)	Interest Rate		Effective Interest Rate		Contractual Maturity Date
Fixed Rate Debt
The Park	$3,141	5.125%		5.125%		3/1/2031
2980 San Fernando	10,105	5.088%		5.088%		7/1/2015
$60M Term Loan	30,000	3.726%	(2)	3.726%		8/1/2019	(3)
12907 Imperial Hwy	5,383	5.950%		5.950%		4/1/2018
Subtotal	48,629
Variable Rate Debt
Glendale Commerce Center	42,750	LIBOR + 2.00%		2.176%	(4)	5/1/2016	(5)
$60M Term Loan	30,000	LIBOR + 1.90%	(2)	2.076%	(4)	8/1/2019	(3)
$48.5M Term Loan	48,500	LIBOR + 1.55%		1.738%	(4)	6/24/2017	(6)
$100M Term Loan Facility	100,000	LIBOR + 1.35%	(7)	1.526%	(4)	6/11/2019
Revolving Credit Facility	-	LIBOR + 1.40%	(7)	1.576%	(4)(8)	6/11/2018
Subtotal	221,250
Total/Weighted Average	$269,879			2.236%

(1)	Excludes deferred loan fees and net debt premiums aggregating approximately $0.3 million at March 31, 2015.
(2)

As of March 31, 2015, $30 million of the $60 million variable-rate term loan has been effectively fixed at 3.726% through the use of an interest rate swap with an effective date of January 15, 2015, and as such, is included in this table as fixed rate debt.  The remaining $30 million is included in this table as variable rate debt.

(3)	With one 1-year option to extend, provided that certain conditions are satisfied.
(4)	Based on the 30-day LIBOR rate as of March 31, 2015, as defined under the respective loan agreements.
(5)	With two 1-year option to extend, provided that certain conditions are satisfied
(6)	With one 2-year option to extend, provided that certain conditions are satisfied.
(7)	The LIBOR margin will range from 1.30% to 1.90% for the revolving credit facility and 1.25% to 1.85% for the Term Loan Facility, depending on our Leverage Ratio, as defined in the loan agreement.

(8)	Excludes the effect of the unused commitment fee which is calculated as 0.30% or 0.20% of the daily unused commitment if the balance is under $100 million or over $100 million, respectively.

At March 31, 2015, we had total consolidated indebtedness of approximately $269.9 million, excluding deferred loan fees and net debt premiums aggregating approximately $0.3 million, with a weighted average interest rate of approximately 2.24% (based on the LIBOR rates in effect on March 31, 2015, and a margin of 140 basis points and 135 basis points on our Revolver and Term Loan Facility, respectively) and average term-to-maturity of 3.4 years.  At March 31, 2015, approximately $48.6 million, or 18.0% of our outstanding indebtedness is fixed rate debt with a weighted average interest rate of 4.35% and an average term-to-maturity of 4.1 years.  At March 31, 2015, approximately $221.3 million, or 82.0%, of our outstanding indebtedness is variable rate debt, with a weighted average interest rate of LIBOR + 1.59% and an average term-to-maturity of 3.2 years.

During 2014, we executed four forward interest rate swaps agreements, for a total aggregate notional amount of $160.0 million, with effective dates beginning in 2015 and 2016.  Two of these interest rate swaps  will effectively fix the annual rate on our $60 million term loan as follows (i) $30 million at 3.726% from 1/15/15 to 2/15/19 and (ii) $30 million at 3.91% from 7/15/15 to 2/15/19.  The other two swaps will effectively fix the annual interest rate on our $100 million Term Loan Facility as follows: (i) $50 million at 1.79% plus the applicable term loan facility margin from 8/14/15 to 12/14/18, and (ii) $50 million at 2.005% plus the applicable term loan facility margin from 2/16/16 to 12/14/18.  As of March 31, 2015, only the interest rate swap with $30 million of notional and a term from 1/15/15 to 2/15/19, was effective.  If the other three interest rate swaps were effective as of March 31, 2015, our consolidated debt would be 66% fixed and 34% variable.

Debt Covenants

In addition to our Credit Facility, certain of our other loan agreements contain financial covenants.  The Glendale Commerce Center loan contains the financial covenants noted below.  Additionally, there is a debt service coverage ratio requirement and a loan-to-value ratio requirement that are tested each time we exercise an option to extend the maturity date of the loan.

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

We expect to be in compliance with all of the quarterly financial covenants required by our loan agreements.

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of March 31, 2015 (in thousands):

	Payments by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments	$269,879	$10,286	$43,002	$48,766	$5,208	$160,158	$2,459
Interest payments - fixed-rate debt	2,639	532	465	451	238	130	823
Interest payments - variable-rate debt(1)	14,759	3,409	3,923	3,245	2,772	1,410	-
Interest rate swap payments(2)	9,218	948	2,662	2,766	2,709	133	-
Office lease payments	2,295	337	520	542	559	337	-
Ground lease payments	6,792	108	144	144	144	144	6,108
Contractual obligations(3)	4,135	4,135	-	-	-	-	-
Total	$309,717	$19,755	$50,716	$55,914	$11,630	$162,312	$9,390

(1)	Based on the 30-day LIBOR rate as of March 31, 2015, as defined under the respective loan agreements.
(2)	Reflects estimated payments to counterparties assuming that LIBOR is equal to 0.17625% from the effective date through the termination date of each respective interest rate swap.
(3)	Includes commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated financial statements.

Cash Flows

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table summarizes the cash flows of Rexford Industrial Realty, Inc. for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	(dollars in thousands)
Cash provided by operating activities	$9,775	$3,156	$6,619
Cash used in investing activities	$(49,255)	$(20,233)	$(29,022)
Cash provided by financing activities	$78,415	$14,424	$63,991

Net cash provided by operating activities. Net cash provided by operating activities increased by $6.6 million to $9.8 million for the three months ended March 31, 2015 compared to $3.2 million for the three months ended March 31, 2014. The increase is primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2014 and fluctuations in working capital, partially offset by higher cash interest paid during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net cash used in investing activities. Net cash used in investing activities increased by $29.0 million to $49.3 million for the three months ended March 31, 2015 compared to $20.2 million for the three months ended March 31, 2014. The increase is primarily attributable to an increase of $17.3 million paid toward property acquisitions and construction and development projects for comparable periods and proceeds of $13.8 million received from property dispositions during the three months ended March 31, 2014, for which there was no comparable activity during the three months ended March 31, 2015.

Net cash provided by financing activities. Net cash provided by financing activities increased by $64.0 million to $78.4 million for the three months ended March 31, 2015 compared to $14.4 million for the three months ended March 31, 2014.  The increase is primarily attributable to the $176.6 million in net proceeds raised from sale of 11.5 million shares of our common stock during the three months ended March 31, 2015, partially offset by the use of $116.0 million of these proceeds to repay all of the borrowings outstanding on our unsecured revolving credit facility at the time of the offering.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall.  We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our variable-rate debt outstanding and our interest rate swaps, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Based upon the amount of variable-rate debt outstanding as of March 31, 2015, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.1 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $0.4 million annually. This does not include $30 million of our variable- rate debt that has been effectively fixed through the use of interest rate swaps as of March 31, 2015.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

No changes to our internal control over financial reporting were identified that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, two pre-IPO investors filed a putative class action purportedly brought on behalf of the investors in Rexford Industrial Fund III (“RIF III”) in the Los Angeles County Superior Court. On February 14, 2014, a First Amended Complaint was filed adding an additional individual pre-IPO investor and putative class claims on behalf of investors in Rexford Industrial Fund IV, LLC (“RIF IV”).  This complaint also alleged that the communication of the proposed accommodation (in which Messrs. Schwimmer, Frankel and Ziman, together with certain other pre-IPO owners of the pre-IPO management companies agreed to return up to $32.1 million that they received in connection with our IPO and formation transactions) was materially misleading by not including disclosures regarding the lawsuit and claims asserted by plaintiffs.  On July 15, 2014, a Second Amended Complaint was filed withdrawing the class action allegations and the allegations concerning communication of the accommodation, and adding four additional plaintiff investors.  During the third quarter of 2014, the Company entered into settlement agreements with three of these four additional plaintiffs.  The aggregate amounts paid by the Company in these settlements were not material.   Plaintiffs asserted claims against the Company, RIF III, RIF IV, Rexford Industrial, LLC and Messrs. Schwimmer, Frankel and Ziman for breach of fiduciary duty, violation of certain California securities laws, negligent misrepresentation, and fraud. Plaintiffs alleged, among other things, that the terms of the Company’s formation transactions were unfair to investors in RIF III and RIF IV, that the consideration received by investors in RIF III and RIF IV in the formation transactions was inadequate, that the pre-IPO management companies were allocated unfair value in the formation transactions and that the disclosure documents related to the formation transactions were materially misleading.  Plaintiffs also requested to inspect the books and records of RIF III and RIF IV, which entities no longer exist, and further sought declaratory relief, unspecified recessionary damages, disgorgement, compensatory, punitive and exemplary damages, an accounting for unjust enrichment, and an award of costs including pre-judgment interest, attorneys’ and experts’ fees, and other unspecified relief. Defendants answered the Second Amended Complaint denying all allegations and asserting affirmative defenses.  During the second quarter of 2015, the Company entered into a settlement agreement with the remaining plaintiffs.  The aggregate amount paid by the Company in this settlement was not material.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
10.1*	The Assumption Agreement dated as of January 21, 2015 between Laro Properties L.P., and Rexford Industrial-Imperial Highway, LLC, and The Lincoln National Life Insurance Company, as Lender
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*

The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

May 8, 2015	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

May 8, 2015	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

May 8, 2015	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)