Form 10-Q
period 2015-06-30
Rexford Industrial Realty, Inc.
filed 2015-08-10
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding at August 4, 2015 was 55,529,647.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Land	$420,349,000	$368,033,000
Buildings and improvements	599,359,000	540,837,000
Tenant improvements	25,008,000	21,404,000
Furniture, fixtures, and equipment	188,000	188,000
Total real estate held for investment	1,044,904,000	930,462,000
Accumulated depreciation	(89,539,000)	(76,884,000)
Investments in real estate, net	955,365,000	853,578,000
Cash and cash equivalents	9,988,000	8,606,000
Note receivable	13,137,000	13,137,000
Rents and other receivables, net	2,210,000	1,812,000
Deferred rent receivable, net	6,067,000	5,165,000
Deferred leasing costs, net	4,526,000	3,608,000
Deferred loan costs, net	1,745,000	2,045,000
Acquired lease intangible assets, net	28,580,000	28,136,000
Acquired indefinite-lived intangible	5,271,000	5,271,000
Other assets	5,221,000	4,699,000
Acquisition related deposits	1,400,000	2,110,000
Investment in unconsolidated real estate entities	4,018,000	4,018,000
Total Assets	$1,037,528,000	$932,185,000
LIABILITIES & EQUITY
Liabilities
Notes payable	$296,333,000	$356,362,000
Interest rate swap liability	2,960,000	1,402,000
Accounts payable, accrued expenses and other liabilities	9,257,000	10,053,000
Dividends payable	6,655,000	5,244,000
Acquired lease intangible liabilities, net	2,579,000	3,016,000
Tenant security deposits	9,711,000	8,768,000
Prepaid rents	2,517,000	1,463,000
Total Liabilities	330,012,000	386,308,000
Equity
Rexford Industrial Realty, Inc. stockholders' equity
Common Stock, $0.01 par value 490,000,000 authorized and 55,459,295 and 43,702,442 outstanding as of June 30, 2015 and December 31, 2014, respectively	550,000	434,000
Additional paid in capital	720,583,000	542,318,000
Cumulative distributions in excess of earnings	(34,702,000)	(21,673,000)
Accumulated other comprehensive loss	(2,847,000)	(1,331,000)
Total stockholders' equity	683,584,000	519,748,000
Noncontrolling interests	23,932,000	26,129,000
Total Equity	707,516,000	545,877,000
Total Liabilities and Equity	$1,037,528,000	$932,185,000

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RENTAL REVENUES
Rental income	$19,275,000	$12,773,000	$37,832,000	$24,401,000
Tenant reimbursements	2,844,000	1,681,000	5,028,000	3,192,000
Management, leasing and development services	161,000	249,000	293,000	483,000
Other income	162,000	15,000	352,000	57,000
TOTAL RENTAL REVENUES	22,442,000	14,718,000	43,505,000	28,133,000
Interest income	280,000	278,000	557,000	554,000
TOTAL REVENUES	22,722,000	14,996,000	44,062,000	28,687,000
OPERATING EXPENSES
Property expenses	5,874,000	3,892,000	11,645,000	8,026,000
General and administrative	3,740,000	2,780,000	7,286,000	5,385,000
Depreciation and amortization	10,490,000	6,003,000	20,374,000	12,133,000
TOTAL OPERATING EXPENSES	20,104,000	12,675,000	39,305,000	25,544,000
OTHER EXPENSE
Acquisition expenses	847,000	652,000	1,080,000	985,000
Interest expense	1,658,000	1,537,000	3,484,000	2,788,000
TOTAL OTHER EXPENSE	2,505,000	2,189,000	4,564,000	3,773,000
TOTAL EXPENSES	22,609,000	14,864,000	43,869,000	29,317,000
Equity in income (loss) from unconsolidated real estate entities	12,000	(51,000)	13,000	(6,000)
Gain on extinguishment of debt	71,000	-	71,000	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	196,000	81,000	277,000	(636,000)
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	-	-	-	21,000
Gain on sale of real estate	-	-	-	2,125,000
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	2,146,000
NET INCOME	$196,000	$81,000	$277,000	$1,510,000

NET INCOME ATTRIBUTABLE TO:
Rexford Industrial Realty, Inc. common stockholders	$139,000	$49,000	$166,000	$1,310,000
Noncontrolling interests	8,000	8,000	12,000	160,000
Participating securities	49,000	24,000	99,000	40,000
NET INCOME	$196,000	$81,000	$277,000	$1,510,000

Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$-	$-	$-	$(0.02)
Net income available to common stockholders per share - basic and diluted	$-	$-	$-	$0.05
Weighted average shares of common stock outstanding - basic and diluted	54,963,093	25,419,757	52,835,132	25,419,588
Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$196,000	$81,000	$277,000	$1,510,000
Other comprehensive income (loss): cash flow hedge adjustment	319,000	(759,000)	(1,558,000)	(459,000)
Comprehensive income (loss)	515,000	(678,000)	(1,281,000)	1,051,000
Less: comprehensive (income) loss attributable to noncontrolling interests	(27,000)	72,000	30,000	(111,000)
Comprehensive income (loss) attributable to common stockholders	$488,000	$(606,000)	$(1,251,000)	$940,000

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	43,702,442	$434,000	$542,318,000	$(21,673,000)	$(1,331,000)	$519,748,000	$26,129,000	$545,877,000
Issuance of common stock	11,500,000	115,000	183,885,000	-	-	184,000,000	-	184,000,000
Offering costs	-	-	(8,027,000)	-	-	(8,027,000)	-	(8,027,000)
Share-based compensation	115,307	-	863,000	-	-	863,000	-	863,000
Repurchase of common shares	(4,225)	-	(67,000)	-	-	(67,000)	-	(67,000)
Conversion of units to common stock	145,771	1,000	1,611,000	-	-	1,612,000	(1,612,000)	-
Net income	-	-	-	265,000	-	265,000	12,000	277,000
Other comprehensive loss	-	-	-	-	(1,516,000)	(1,516,000)	(42,000)	(1,558,000)
Dividends	-	-	-	(13,294,000)	-	(13,294,000)	-	(13,294,000)
Distributions	-	-	-	-	-	-	(555,000)	(555,000)
Balance at June 30, 2015	55,459,295	$550,000	$720,583,000	$(34,702,000)	$(2,847,000)	$683,584,000	$23,932,000	$707,516,000

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277,000	$1,510,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of unconsolidated real estate entities	(13,000)	6,000
Depreciation and amortization	20,374,000	12,133,000
Depreciation and amortization included in discontinued operations	-	7,000
Amortization of above (below) market lease intangibles, net	85,000	154,000
Accretion of discount on notes receivable	(140,000)	(129,000)
Gain on extinguishment of debt	(71,000)	-
Gain on sale of real estate included in discontinued operations	-	(2,125,000)
Amortization of loan costs	418,000	273,000
Accretion of premium on notes payable	(125,000)	(46,000)
Equity based compensation expense	815,000	451,000
Change in working capital components:
Rents and other receivables	(398,000)	(538,000)
Deferred rent receivable	(977,000)	(579,000)
Deferred leasing costs	(1,654,000)	(879,000)
Other assets	(737,000)	(220,000)
Accounts payable, accrued expenses and other liabilities	(1,270,000)	(41,000)
Tenant security deposits	441,000	535,000
Prepaid rents	799,000	(1,137,000)
Net cash provided by operating activities	17,824,000	9,375,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(105,471,000)	(174,287,000)
Capital expenditures	(9,573,000)	(4,221,000)
Acquisition related deposits, net	710,000	60,000
Contributions to unconsolidated real estate entities	-	(105,000)
Distributions from unconsolidated real estate entities	-	28,000
Change in restricted cash	-	(54,000)
Principal repayments of notes receivable	140,000	132,000
Disposition of investment in real estate	-	13,790,000
Net cash used in investing activities	(114,194,000)	(164,657,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	184,000,000	-
Offering costs	(7,917,000)	(6,000)
Proceeds from notes payable	60,500,000	171,000,000
Repayment of notes payable	(126,262,000)	(4,137,000)
Deferred loan costs	(64,000)	(1,873,000)
Dividends paid to common stockholders	(11,883,000)	(8,434,000)
Distributions paid to common unitholders	(555,000)	(993,000)
Repurchase of common shares	(67,000)	-
Net cash provided by financing activities	97,752,000	155,557,000

Increase in cash and equivalents	1,382,000	275,000
Cash and cash equivalents, beginning of period	8,606,000	8,997,000
Cash and cash equivalents, end of period	$9,988,000	$9,272,000

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $196,000 and $0 for the six months ended June 30, 2015 and 2014, respectively)	$3,197,000	$2,511,000
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$5,874,000	$10,565,000
Capital expenditure accruals	$1,492,000	$88,000
Accrual of dividends	$6,655,000	$5,244,000
Accrual of offering costs	$110,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of June 30, 2015, our consolidated portfolio consisted of 107 properties with approximately 10.6 million rentable square feet.  We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million square feet, which we also manage.   In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.

The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

Basis of Presentation

As of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

We did not have any dispositions of operating properties during the six months ended June 30, 2015.  During the six months ended June 30, 2014, we sold two of our operating properties.  As these properties were sold and classified as held for sale prior to the adoption of ASU 2014-08, the revenues and expenses of these properties are reported as discontinued operations in the consolidated statements of operations for all periods presented through the date of the disposition.  Furthermore, the gain (loss) on sale of these properties is reported as discontinued operations in the consolidated statements of operations in the period the properties are sold. See Note 13.

Investment in Real Estate

Acquisitions

When we acquire operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

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

For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  We capitalized acquisition costs totaling $310,000 and $121,000 during the three months ended June 30, 2015 and 2014, respectively, and $346,000 and $163,000 during the six months ended June 30, 2015 and 2014, respectively.  See Note 3.

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

As discussed above under Investments in Real Estate - Acquisitions, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our consolidated financial statements over the shorter of the expected life of such assets and liabilities or the remaining lease term.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2015 and December 31, 2014, we have not established a liability for uncertain tax positions.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Estimated reimbursements from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. Lease termination fees, which are included in rental income in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant.

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of approximately $0.4 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.8 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, as a reduction to rental revenues in our consolidated statements of operations. We had a $1.7 million and $1.0 million reserve for allowance for doubtful accounts as of June 30, 2015 and December 31, 2014, respectively.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with ASC 260 – Earnings Per Share (“ASC 260”).  Under ASC 260, shares of nonvested restricted stock that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.

Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities, including the dilutive effect of nonvested restricted common stock using the treasury stock method. See Note 15.

Segment Reporting

Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs.

On April 7, 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying value of the debt liability.  This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted on a retrospective basis.  We have elected to adopt ASU 2015-03 early, beginning with the quarter ended March 31, 2015.  As a result of the adoption of ASU 2015-03, we have reclassified approximately $0.7 million of net debt issuance costs from an asset (previously recorded in the line item “Deferred loan costs, net” in the consolidated balance sheets) to a reduction in the carrying amount of our notes payable as of December 31, 2014. Net debt issuance costs related to establishing our revolving line of credit will continue to be presented in the line item “Deferred loan costs, net” as an asset in the consolidated balance sheets.  ASU 2015-03 also expands disclosure requirements to include the face amount of the debt liability and the effective interest rate in the notes to the consolidated financial statements.  See Note 6.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity's contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is not permitted. In April 2015, the FASB tentatively decided to defer the effective date for one year, which would make this ASU effective for annual reporting periods beginning after December 15, 2017.  ASU 2014-09 notes that lease contracts with customers are a scope exception, and accordingly, we do not expect the adoption to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments in Real Estate

The following table sets forth the wholly-owned industrial properties we acquired during the six months ended June 30, 2015:

Property	Submarket	Date of Acquisition	Square Feet	Number of Buildings	Purchase Price
8902-8940 Activity Road(1)	San Diego - Central	1/21/2015	112,501	5	$18,450,000
12907 Imperial Highway(2)	Los Angeles - Mid-counties	1/21/2015	101,080	1	12,180,000
1210 North Red Gum Street(3)	Orange County - North	3/9/2015	64,570	1	7,650,000
9401 De Soto Avenue(3)	Los Angeles - San Fernando Valley	3/18/2015	150,263	1	14,075,000
9615 Norwalk Boulevard(3)	Los Angeles - Mid-counties	4/30/2015	38,362	2	9,642,000
16221 Arthur Street(3)	Los Angeles - Mid-counties	5/1/2015	61,372	1	5,774,000
2588 & 2605 Industry Way(1)	Los Angeles - South Bay	5/12/2015	164,662	2	22,000,000
425 South Hacienda Boulevard(1)	Los Angeles - San Gabriel Valley	5/15/2015	51,823	1	7,000,000
6700 Alameda Street(4)	Los Angeles - Central LA	6/29/2015	78,280	1	14,500,000
Total 2015 Wholly-Owned Property Acquisitions			822,913	15	$111,271,000

(1)	This acquisition was funded with borrowings under our unsecured revolving credit facility.
(2)

This acquisition was funded as follows: (i) $5.4 million from the assumption of secured debt; (ii) $2.1 million from a deposit paid during the fourth quarter of 2014 and (iii) borrowings under our unsecured revolving credit facility. The assumed debt was recorded at fair value on the acquisition date, resulting in a premium of approximately $0.5 million.

(3)	This acquisition was funded with available cash on hand.
(4)	This acquisition was funded in part by available cash on hand and in part by borrowings under our unsecured revolving credit facility.

The following table summarizes the preliminary allocation of the purchase price paid for the acquired assets and liabilities assumed of the properties in the table above as of the date of acquisition:

Total 2015 Acquisitions
Assets:
Land(1)	$52,304,000
Buildings and improvements(2)	50,747,000
Tenant improvements	1,900,000
Acquired lease intangible assets(3)	7,516,000
Other acquired assets (5)	92,000
Total assets acquired	112,559,000
Liabilities:
Acquired lease intangible liabilities(4)	212,000
Notes payable	5,874,000
Deferred rent liability	177,000
Other assumed liabilities (5)	825,000
Total liabilities assumed	7,088,000
Net assets acquired	$105,471,000

(1)

The allocation to land includes an aggregate $194,000 of capitalized acquisition costs related to the purchases of 9401 De Soto Ave., 16221 Arthur St. and 425 Hacienda Blvd., which were accounted for as asset acquisitions.

(2)

The allocation to buildings and improvements includes an aggregate $140,000 of capitalized acquisition costs related to the purchases of 16221 Arthur St. and 425 Hacienda Blvd., which were accounted for as asset acquisitions.

(3)	Represents $4,701,000 and $2,815,000 of in-place leases and above-market leases with a weighted average amortization period of 6.6 years and 14.8 years, respectively.
(4)	Represents below-market leases with a weighted average amortization period of 4.1 years.
(5)	Includes other working capital assets acquired and liabilities assumed, respectively, at the time of acquisition.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The preliminary allocation of the purchase price is based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date).

The following table sets forth the unaudited results of operations for the three and six months ended June 30, 2015, for each of the properties acquired during the six months ended June 30, 2015, included in the consolidated statements of operations from the date of acquisition:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$1,203,000	$1,673,000
Net Income	$445,000	$453,000

The following table sets forth unaudited pro-forma financial information as if the closing of our acquisitions during the six months ended June 30, 2015, had occurred on January 1, 2014. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, and increased interest expense for borrowings associated with these acquisitions.  These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2014 and may not be indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$23,213,000	$16,415,000	$45,846,000	$31,596,000
Net operating income	$16,813,000	$11,998,000	$33,066,000	$22,472,000
Net income	$1,062,000	$339,000	$1,948,000	$955,000

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases as follows:

	June 30, 2015	December 31, 2014
Acquired Lease Intangible Assets:
In-place lease intangibles	$42,096,000	$37,467,000
Accumulated amortization	(19,241,000)	(12,975,000)
In-place lease intangibles, net	22,855,000	24,492,000

Above-market tenant leases	7,786,000	4,971,000
Accumulated amortization	(2,061,000)	(1,327,000)
Above-market tenant leases, net	5,725,000	3,644,000
Acquired lease intangible assets, net	$28,580,000	$28,136,000

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(3,726,000)	(3,514,000)
Accumulated accretion	1,376,000	743,000
Below-market tenant leases, net	(2,350,000)	(2,771,000)

Above-market ground lease	(290,000)	(290,000)
Accumulated accretion	61,000	45,000
Above-market ground lease, net	(229,000)	(245,000)
Acquired lease intangible liabilities, net	$(2,579,000)	$(3,016,000)

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
In-place lease intangibles (1)	$3,120,000	$1,824,000	$6,339,000	$3,910,000
Net above (below) market tenant leases (2)	$54,000	$81,000	$101,000	$170,000
Above-market ground lease (3)	$(8,000)	$(8,000)	$(16,000)	$(16,000)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)	The amortization of net above/(below)-market tenant leases is recorded as a decrease to rental revenues in the consolidated statements of operations for the periods presented.
(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Note Receivable

As of June 30, 2015 and December 31, 2014, we had one mortgage note receivable, which is secured by an industrial property located at 32401-32803 Calle Perfecto in San Juan Capistrano (the “Calle Perfecto Note”).  The Calle Perfecto Note is a 30-year amortizing loan which bears interest at a fixed rate of 6.001% and matures on May 1, 2017.

The following table summarizes the balance of our notes receivable:

	June 30, 2015	December 31, 2014

Face Amount	$13,757,000	$13,896,000
Unrecognized Accretable Yield	(620,000)	(759,000)
Note Receivable	$13,137,000	$13,137,000

6.	Notes Payable

The following table summarizes the balance of our indebtedness as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Principal amount	$296,715,000	$357,076,000
Less: unamortized discount and deferred loan costs(1)	(382,000)	(714,000)
Carrying value	$296,333,000	$356,362,000

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)     Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility.  These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.  See the discussion of the adoption of ASU 2015-03 in Note 2.

The following table summarizes the components and significant terms of our indebtedness as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Contractual Interest Rate		Effective Interest Rate (1)
Fixed Rate Debt
The Park	$3,109,000	$(157,000)	$3,173,000	$(161,000)	3/1/2031		5.125%	(2)	5.37%
2980 San Fernando	-	-	10,153,000	139,000	7/1/2015		5.088%	(3)	--
12907 Imperial Highway	5,356,000	361,000	-	-	4/1/2018		5.950%	(4)	3.81%
Variable Rate Debt				-
RIF V - Glendale Commerce Center, LLC	42,750,000	-	42,750,000	-	5/1/2016	(5)	LIBOR + 2.00%		2.19%
Term Loan (6)	60,000,000	(322,000)	60,000,000	(362,000)	8/1/2019	(7)	LIBOR + 1.90%		2.22%
Term Loan (8)	48,500,000	(264,000)	48,500,000	(330,000)	6/24/2017	(9)	LIBOR + 1.55%		2.01%
Unsecured Term Loan Facility	100,000,000	-	100,000,000	-	6/11/2019		LIBOR + 1.25%		1.44%
Unsecured Credit Facility		-		-
Unsecured Credit Facility	37,000,000	-	92,500,000	-	6/11/2018	(7)	LIBOR + 1.30%	(10)	1.49%
Total	$296,715,000	$(382,000)	$357,076,000	$(714,000)

(1) Reflects the effective interest rate at June 30, 2015 and includes the effect of amortization of discounts/premiums and deferred loan costs.
(2) Monthly payments of interest and principal based on 20-year amortization table.
(3) Monthly payments of interest and principal based on 30-year amortization table.
(4) Monthly payments of interest and principal based on 30-year amortization table, with a balloon payment at maturity. (5) Two additional one year extensions available at the borrower’s option.

(6)     Loan is secured by six properties. As of June 30, 2015, the interest rate with respect to $30 million of this $60 million variable-rate term loan has been effectively fixed through the use of an interest rate swap. See Note 8.

(7) One additional one year extension available at the borrower’s option.
(8) Loan is secured by eight properties.

(9)     One additional two year extension available at the borrower’s option.

(10)  The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility if the balance is under $100 million or over $100 million, respectively.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of June 30, 2015 and does not consider extension options available to us as noted in the table above:

July 1, 2015 - December 31, 2015	$122,000
2016	43,002,000
2017	48,766,000
2018	42,208,000
2019	160,158,000
Thereafter	2,459,000
Total	$296,715,000

Unsecured Credit Facility

We have a senior unsecured revolving credit facility with a borrowing capacity of $200.0 million (the “Revolver”) and a senior unsecured term loan facility (the “Term Loan Facility”) with a borrowing capacity of $100.0 million (together the “Credit Facility”).  The Revolver is scheduled to mature on June 11, 2018, with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

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

On June 30, 2015, we had borrowings of $37.0 million outstanding under our Revolver, leaving $163.0 million available for additional borrowings.

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

We were in compliance with all of our required quarterly debt covenants as of June 30, 2015.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of June 30, 2015 is summarized as follows:

Twelve months ending June 30:
2016	$73,729,000
2017	54,298,000
2018	38,238,000
2019	27,704,000
2020	21,109,000
Thereafter	48,906,000
Total	$263,984,000

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income/(loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings.

On February 4, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our existing $60.0 million variable-rate term loan.  Each of the two swaps has a notional value of $30.0 million. We are required to make certain monthly fixed rate payments calculated on notional amounts of $30.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, is currently fixing the annual interest rate payable on $30.0 million of our debt at 3.726%.  The second forward swap will effectively fix the annual interest rate payable on the other $30.0 million of debt at 3.91% for the period from July 15, 2015 to February 15, 2019.

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

The following table sets forth a summary of our interest rate swaps at June 30, 2015 and December 31, 2014:

				Fair Value(1)		Current Notional Amount(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$583,000	$457,000	$30,000,000	$-
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$756,000	$408,000	$-	$-
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$853,000	$277,000	$-	$-
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$768,000	$260,000	$-	$-

(1)

We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.  As of June 30, 2015 and December 31, 2014, all of our derivatives were in a liability position, and as such, the fair value is included in the line item “Interest rate swap liability” in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date noted.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$194,000	$(760,000)	$(1,788,000)	$(459,000)
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	(125,000)	-	(230,000)	-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	-	-	-	-

During the next twelve months, we estimate that an additional $1,760,000 will be reclassified from AOCI as an increase to interest expense.

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

As of June 30, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $3,026,000.  As of June 30, 2015, we have not posted any collateral related to these agreements.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2015 and December 31, 2014, which we measure on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps at:
June 30, 2015	$(2,960,000)	$-	$(2,960,000)	$-
December 31, 2014	$(1,402,000)	$-	$(1,402,000)	$-

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2015 and December 31, 2014:

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2015	$296,859,000	$-	$-	$296,859,000	$296,333,000
December 31, 2014	$357,212,000	$-	$-	$357,212,000	$356,362,000

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $61,000 and $63,000 for the three months ended June 30, 2015 and 2014, respectively, and $116,000 and $116,000 for the six months ended June 30, 2015 and 2014, respectively, in management, leasing and development services revenue.

11.	Commitments and Contingencies

Legal

From time to time, we are subject to various legal proceedings that arise in the ordinary course of business.

During the second quarter of 2015, the Company entered into a settlement agreement with respect to previously-disclosed litigation involving certain of its pre-IPO investors.  The aggregate amount paid by the Company in this settlement was not material.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of June 30, 2015 and December 31, 2014, we have a $1.2 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses”, reflecting the estimated remaining cost to remediate environmental liabilities that existed prior to the acquisition date.  As of June 30, 2015 and December 31, 2014, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets”, reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.

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

Rent Expense

As of June 30, 2015, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate office lease as of June 30, 2015 is as follows:

	Office Lease	Ground Rent
July 1, 2015 - December 31, 2015	$238,000	$72,000
2016	520,000	144,000
2017	543,000	144,000
2018	559,000	144,000
2019	337,000	144,000
Thereafter	-	6,108,000
Total	$2,197,000	$6,756,000

Tenant and Construction Related

As of June 30, 2015, we had commitments of approximately $5.3 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.

Concentrations of Credit Risk

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2015, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.

As of June 30, 2015, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.

As of June 30, 2015, our 10 largest tenants represented approximately 14.6% of our annualized base rent, which is based on the monthly contracted base rent from leases in effect as of June 30, 2015, multiplied by 12, excluding billboard and antenna revenue and rent abatements.   During the three and six months ended June 30, 2015, no single tenant accounted for more than 10% of our rental revenues.

12.	Investment in Unconsolidated Real Estate

We currently manage and hold a 15% equity interest in a joint venture (“the JV”) that indirectly owns one property located at 3233 Mission Oaks Boulevard in Ventura County.  We account for this investment under the equity method of accounting (i.e., at cost,

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The following tables present combined summarized financial information of our unconsolidated joint venture properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share, unless otherwise noted:

	June 30, 2015	December 31, 2014
Assets	$23,862,000	$23,542,000
Liabilities	(1,442,000)	(1,274,000)
Partners'/members' equity	$22,420,000	$22,268,000
Company's share of equity	$3,363,000	$3,340,000
Basis adjustment(1)	655,000	678,000
Carrying value of the Company's investment in unconsolidated real estate	$4,018,000	$4,018,000
(1)

This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$685,000	$1,921,000	$1,348,000	$3,733,000
Expenses	(574,000)	(1,758,000)	(1,196,000)	(3,363,000)
Net income	$111,000	$163,000	$152,000	$370,000

Fees and commissions earned from managing the JV are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $47,000 and $130,000 for the three months ended June 30, 2015 and 2014, respectively, and $91,000 and $269,000 for the six months ended June 30, 2015 and 2014, respectively, in management, leasing and development services revenue.

13.	Discontinued Operations

Dispositions

We did not have any dispositions during the six months ended June 30, 2015.  The table below summarizes the properties sold during the six months ended June 30, 2014.

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Gain (Loss) Recorded (1)
1335 Park Center Drive	Vista, CA	1/29/2014	124,997	$10,103,000	$2,262,000
2900 N. Madera Road	Simi Valley, CA	3/13/2014	63,305	$4,350,000	$(137,000)

(1)	The results of operations and the gain or loss on sale of these properties are reported under Discontinued Operations in the consolidated statements of operations.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2014 includes the results of operations (prior to disposition) and the gain (loss) on sale of real estate of the two properties in the table above.  The following table summarizes the main components of income from discontinued operations for the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$-	$85,000
Operating expenses	-	(57,000)
Depreciation and amortization expense	-	(7,000)
Gain on sale of real estate	-	2,125,000
Income from discontinued operations	$-	$2,146,000

14.	Equity

Common Stock

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock at a public offering price of $16.00 per share.  The net proceeds of the follow-on offering were approximately $176.3 million, after deducting the underwriting discount and offering costs paid aggregating approximately $7.7 million.  On February 3, 2015, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 common units of partnership interests in the Operating Partnership (“OP Units”).

On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) through which we may sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents.  In connection with the ATM program we incurred direct offering costs of approximately $0.3 million.  As of June 30, 2015, we have not sold any shares of common stock under the ATM Program, and actual sales going forward, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 2,177,573 OP Units and represented approximately 3.8% of our Operating Partnership as of June 30, 2015. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the six months ended June 30, 2015, 145,771 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of approximately $1.6 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders equity.

2013 Incentive Award Plan

In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, long term incentive plan units in our Operating Partnership and other stock based and cash awards to our non-employee directors, employees and consultants. The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,803,345 shares of common stock remain available for issuance as of June 30, 2015).

Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the Plan, a domestic

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions generally expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends.

We recognized equity compensation expense of $466,000 and $279,000 for the three months ended June 30, 2015 and 2014, respectively, and $815,000 and $451,000 for the six months ended June 30, 2015 and 2014, respectively, related to the restricted common stock grants ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. We capitalized $30,000 and $41,000 of equity compensation costs related to these employees during the three months ended June 30, 2015 and 2014, respectively, and $49,000 and $70,000 of equity compensation costs related to these employees during the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth our nonvested restricted stock activity for the six months ended June 30, 2015:

Number of Nonvested Shares of Restricted Common Stock
Balance at January 1, 2015	320,017
Granted	125,614
Forfeited	(10,307)
Vested(1)	(27,861)
Balance at June 30, 2015	407,463

(1)

4,225 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company's common stock on the NYSE to satisfy tax obligations

The following table sets forth the vesting schedule of total nonvested shares of restricted stock outstanding as of June 30, 2015:

Number of Shares
July 1, 2015 - December 31, 2015	78,893
2016	128,658
2017	139,517
2018	41,776
2019	18,619
Total nonvested shares	407,463

As of June 30, 2015, there was approximately $4.2 million of total unrecognized compensation expense related to nonvested shares of our restricted common stock expected to vest, of which approximately $0.3 million will be capitalized for employees who provide leasing and construction services. As of June 30, 2015, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 32 months.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in our accumulated other comprehensive loss balance for the six months ended June 30, 2015, which consists solely of adjustments related to our cash flow hedges:

Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(1,331,000)
Other comprehensive loss before reclassifications	(1,788,000)
Amounts reclassified from accumulated other comprehensive loss to interest expense	230,000
Net current period other comprehensive loss	(1,558,000)
Less other comprehensive loss attributable to noncontrolling interests	42,000
Other comprehensive loss attributable to common stockholders	(1,516,000)
Balance at June 30, 2015	$(2,847,000)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) from continuing operations	$196,000	$81,000	$277,000	$(636,000)
Net (income) loss from continuing operations attributable to noncontrolling interests	(8,000)	(8,000)	(12,000)	67,000
Income from continuing operations attributable to participating securities	(49,000)	(24,000)	(99,000)	(40,000)
Income (loss) from continuing operations attributable to Rexford Industrial Realty, Inc.	$139,000	$49,000	$166,000	$(609,000)
Income from discontinued operations	-	-	-	2,146,000
Income from discontinued operations attributable to noncontrolling interests	-	-	-	(227,000)
Income from discontinued operations attributable to participating securities	-	-	-	-
Income from discontinued operations attributable to Rexford Industrial Realty, Inc.	$-	$-	$-	$1,919,000
Net income	$196,000	$81,000	$277,000	$1,510,000
Net income attributable to noncontrolling interests	(8,000)	(8,000)	(12,000)	(160,000)
Net income attributable to participating securities	(49,000)	(24,000)	(99,000)	(40,000)
Net income attributable to Rexford Industrial Realty, Inc.	$139,000	$49,000	$166,000	$1,310,000
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	54,963,093	25,419,757	52,835,132	25,419,588
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$-	$-	$-	$(0.02)
Net income from discontinued operations attributable to common stockholders	$-	$-	$-	$0.07
Net income attributable to common stockholders	$-	$-	$-	$0.05

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Participating securities include 407,463 and 203,264 shares of nonvested restricted stock outstanding at June 30, 2015 and 2014, respectively, which participate in non-forfeitable dividends of the Company.  Participating securities have been allocated earnings, in proportion to total weighted average shares outstanding, based upon the greater of net income or common dividends declared.

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as its inclusion would have been antidilutive.  In addition, as the effect of the conversion of OP Units into shares of our common stock is neither dilutive nor antidilutive, it has been excluded from our calculation of weighted average shares of common stock outstanding – diluted.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the three and six months ended June 30, 2015 and 2014.

16.	Subsequent Events

Acquisitions

On July 10, 2015, we acquired the property located at 12720-12860 Danielson Court in Poway, California for a contract price of $16.9 million using funds from our Revolver.  The property consists of six multi-tenant industrial buildings totaling 112,062 square feet, situated on 9.23 acres of land.

On July 29, 2015, we acquired the property located at 10950 Norwalk Blvd. and 12241 Lakeland Road in Santa Fe Springs, California for a contract price of approximately $5.0 million using funds from our Revolver.  The property consists of one single-tenant industrial building totaling 18,995 square feet, situated on 2.85 acres of land.

First Amendment to Amended and Restated Credit Agreement

On July 15, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) that provides for, among other things, the following changes to the Credit Facility:

•	A maximum secured recourse debt covenant was added, which replaced the maximum recourse debt covenant in the Credit Facility;
•

The cross default threshold for defaults in other material indebtedness was increased from $20 million to $80 million with respect to recourse debt and from $50 million to $150 million with respect to non-recourse debt; and

•	The default threshold for judgments was increased from $20 million to $40 million.

Note Purchase Agreement

On July 16, 2015, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $100 million of guaranteed senior notes, maturing on August 6, 2025, with a fixed annual interest rate of 4.29% (the “Notes”).

Interest on the Notes will be payable semiannually on February 6 and August 6 of each year, beginning on February 6, 2016.  We may prepay at any time all or, from time to time, any part of the Notes, in amounts not less than $2.5 million of the Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the NPGA).

The NPGA contains a series of financial and other covenants with which we must comply.  The financial covenants are the same as those that we must comply with under the Credit Facility (see Note 6), and as further amended by the First Amendment. Subject to the terms of the NPGA and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the NPGA, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.

Our obligations under the Notes are fully and unconditionally guaranteed by us and certain of our subsidiaries.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

On August 6, 2015, we completed the issuance of the Notes.

Repayment of Debt

On August 6, 2015, we used a portion of the funds raised from the issuance of the Notes to pay in full the $42.75 million mortgage loan secured by our property known as the Glendale Commerce Center.  We did not incur any prepayment penalties for repaying in advance of the maturity date of May 1, 2016.

On August 6 2015, we used a portion of the funds raised from the issuance of the Notes to pay in full the $48.5 million term loan secured by the first priority deed of trust on eight of our properties.  We did not incur any prepayment penalties for repaying in advance of the maturity date of June 24, 2017.

OP Unit Conversions

Subsequent to June 30, 2015, 49,524 OP Units were converted into an equivalent number of shares of common stock.

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

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of June 30, 2015, our consolidated portfolio consisted of 107 properties with approximately 10.6 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million square feet, which we manage. In addition we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

Acquisition and Development of Properties

Since our IPO, we have acquired 56 properties, aggregating approximately 5.7 million square feet, for approximately $614 million, and have expanded our consolidated portfolio by over 100% in approximately two years.  Of these 56 properties, we have acquired 21 properties aggregating approximately 2.1 million square feet, that we consider “value-add acquisitions”.  We consider a property to be a value-add acquisition when it provides opportunities for repositioning or redevelopment that we believe will increase the occupancy and the cash flow from the property.  We intend to continue to grow our portfolio through disciplined acquisitions in prime Southern California infill markets, and will continue to pursue value-add acquisitions that will play a strategic role in our future growth.

Costs associated with acquisitions accounted for as business combinations are expensed as incurred.  Acquisitions are subject to various risks and uncertainties, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition related costs. We expensed $847,000 and $1,080,000 of acquisition costs during the three and six months ended June 30, 2015, respectively, and we expect to incur additional acquisition costs during the remainder of 2015 as we continue to acquire properties and grow our portfolio.  Costs associated with acquisitions accounted for as asset acquisitions are capitalized as part of the purchase price allocation. We capitalized $310,000 and $346,000 of these acquisition costs during the three and six months ended June 30, 2015, respectively.

A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy at the time of acquisition. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates. Consistent with this strategy, six of our properties, representing 680,258 square feet, were in various stages of redevelopment and repositioning as of June 30, 2015. The table below sets forth a summary of these properties:

				Estimated Construction Period
Property (Submarket)	Market	Rentable Square Feet	Acquisition Date	Start	Completion	Occupancy at 6/30/15
1601 Alton Pkwy. (OC Airport)	Orange County	124,000	6/27/2014	4Q-2014	1Q-2016	39.8%
605 8th Street (San Fernando Valley)	Los Angeles County	56,780	8/26/2014	4Q-2014	3Q-2015	0.0%
7900 Nelson Rd. (San Fernando Valley)	Los Angeles County	203,082	11/25/2014	1Q-2015	3Q-2015	0.0%
9401 De Soto Ave. (San Fernando Valley)	Los Angeles County	150,263	3/18/2015	2Q-2015	3Q-2015	0.0%
2610 & 2701 S. Birch St. (OC Airport)	Orange County	98,230	6/5/2014	2Q-2015	4Q-2015	0.0%
24105 Frampton Ave. (South Bay)	Los Angeles County	47,903	3/20/2014	2Q-2015	1Q-2016	0.0%
Total/Weighted Average		680,258				7.3%

Properties that are undergoing repositioning or redevelopment may qualify for interest and real estate tax capitalization.  We capitalized $387,000 and $559,000 of interest and real estate taxes during the three and six months ended June 30, 2015, respectively.  An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest and tax capitalization in future periods.

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

Occupancy Rates. As of June 30, 2015, our consolidated portfolio was approximately 88.4% occupied and 90.0% leased. The difference between our occupancy percentage and leased percentage is attributed to our uncommenced leases.

The following table sets forth a summary of our portfolio’s occupancy and annualized base rent by county as of June 30, 2015:

Market	Number of Properties	Square Feet	Occupancy	Annualized Base Rent(1)	Annualized Base Rent per Square Foot(2)
Los Angeles County	56	5,733,810	87.7%	$42,907,293	$8.53
Orange County	14	1,372,329	84.4%	$10,185,883	$8.79
San Bernardino County	11	1,046,466	96.7%	$7,342,285	$7.26
Ventura County	10	1,057,306	90.8%	$7,741,339	$8.07
San Diego County	16	1,439,857	87.5%	$13,142,630	$10.44
Total/Weighted Average	107	10,649,768	88.4%	$81,319,430	$8.64
(1)

Calculated for each market as the monthly contracted base rent per the terms of the lease(s) at each property within each market, as of June 30, 2015, multiplied by 12.  Excludes billboard and antenna revenue and rent abatements.

(2)	Calculated as annualized base rent for such market divided by leased square feet for such market as of June 30, 2015.

During the six months ended June 30, 2015, we entered into 15 leases that had not commenced as of June 30, 2015, representing 165,150 square feet, or 1.6% of our total rentable square feet. The following table sets forth information related to these uncommenced leases:

Market	Leased Square Feet Under Uncommenced Leases	Pro Forma Occupancy(1)	Annualized Base Rent Under Uncommenced Leases(2)	Total Pro Forma Annualized Base Rent(3)	Total Pro Forma Annualized Base Rent per Square Foot(4)
Los Angeles County	115,924	89.7%	$1,008,912	$43,916,205	$8.54
Orange County	3,820	84.7%	$48,379	$10,234,263	$8.81
San Bernardino County	-	96.7%	$-	$7,342,285	$7.26
Ventura County	9,824	91.7%	$75,465	$7,816,805	$8.06
San Diego County	35,582	89.9%	$428,124	$13,570,754	$10.48
Total/Weighted Average	165,150	90.0%	$1,560,880	$82,880,312	$8.65
(1)	Pro forma occupancy is calculated as (i) square footage under lease as of June 30, 2015, plus additional square footage leased pursuant to uncommenced leases as of June 30, 2015.
(2)

Annualized base rent under uncommenced leases is calculated by multiplying the first full month of contractual rents (before rent abatements) to be received under uncommenced leases, by 12 and then aggregating by market.

(3)	Total pro forma annualized base rent is calculated by adding (i) annualized base rent as of June 30, 2015 and (ii) annualized base rent under uncommenced leases.
(4)

Total pro forma annualized base rent per square foot is calculated as (i) total pro forma annualized base rent as of June 30, 2015, divided by (ii) leased square feet and leased square feet under uncommenced leases.

Excluding properties in redevelopment or repositioning, our remaining properties were approximately 94.0% occupied as of June 30, 2015.  We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth.

Leasing Activity and Rental Rates. During the six months ended June 30, 2015, we executed 129 new leases covering approximately 742,000 square feet and renewed 154 leases covering approximately 762,000 square feet. The following table sets forth our leasing activity on a quarterly basis for the six months ended June 30, 2015:

	Gross Leasing Activity
	New Leases				Renewals
Quarter	Number of Leases	Rentable Square Feet	Cash Rent Change	GAAP Rent Change	Number of Leases	Rentable Square Feet	Cash Rent Change	GAAP Rent Change
Q1-2015	72	458,301	5.7%	15.1%	69	319,849	3.9%	10.2%
Q2-2015	57	283,695	7.1%	14.4%	85	442,019	6.9%	15.9%
Total/Weighted Average	129	741,996	6.3%	14.8%	154	761,868	5.6%	13.5%

For the 129 new leases that were executed during the six months ended June 30, 2015, the leasing spreads increased by 6.3% on a cash basis and 14.8% on a GAAP basis, when comparing the ending cash rental rates on the expiring leases for the same space. For the 154 leases that we renewed during the six months ended June 30, 2015, the renewal spreads increased by 5.6% on a cash basis and 13.5% on a GAAP basis.  Although our leasing spreads have varied from quarter to quarter, we believe that our recent leasing statistics are indicative of a trend of improving leasing fundamentals across our submarkets.

The following table summarizes our expiring and renewal leases and retention rate on a quarterly basis for the six months ended June 30, 2015:

	Expiring Leases		Renewal Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet	Number of Leases	Rentable Square Feet
Q1-2015	120	625,534	69	319,849	57.5%	51.1%
Q2-2015	130	857,483	85	442,019	65.4%	51.5%
Total/Weighted Average	250	1,483,017	154	761,868	61.6%	51.4%

During the six months ended June 30, 2015, we had 250 leases covering approximately 1.5 million rentable square feet reach expiration, of which 154 leases covering approximately 762,000 square feet renewed and 96 leases covering approximately 721,000 square feet vacated. Of the approximately 721,000 square feet that vacated, 141,000 square feet was the result of 21 tenant defaults, 4,000 square feet was the result of three early terminations, 5,000 square feet was the result of four tenant relocations, and the remaining 571,000 square feet was the result of 68 tenants with natural lease expirations who did not renew.

Our leasing activity is impacted both by our own redeveloping and repositioning efforts as well as by market conditions. When we redevelop or reposition an entire property or partial properties, its space may become unavailable for leasing until completion of the redevelopment or repositioning efforts.  The current quarter’s retention rate was impacted by move-outs at two repositioning properties, 2610 & 2701 S. Birch Street and 24105 Frampton Avenue, aggregating approximately 146,000 square feet.  Adjusting for these two properties, our retention rate by rentable square feet would have been 62.1% and 57.0%, for the three and six months ended June 30, 2015, respectively.

Among the factors that affect lease rates on renewal is our acquisition activity. We may purchase a property with above or below market rental rates. We acquired nine properties during the six months ended June 30, 2015 and 36 properties during the year ended December 31, 2014. At the time of acquisition of some of these properties, our underwriting assumptions and what we believe to be our value-oriented purchase prices may have factored in anticipated or potential roll-downs or roll-ups in rent at some upcoming lease expirations.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties.  The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2015, plus available space, for each of the full and partial calendar years beginning with 2015 and thereafter:

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Owned Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent	Annualized Base Rent per Square Foot(2)
Available	-	1,232,852	11.6%	-	-	-
MTM Tenants (3)	106	192,524	1.8%	$2,136	2.6%	$11.10
2015	185	811,067	7.6%	7,424	9.1%	$9.15
2016	373	2,730,283	25.6%	22,010	27.1%	$8.06
2017	274	1,938,724	18.2%	16,687	20.5%	$8.61
2018	143	1,098,686	10.3%	9,943	12.2%	$9.05
2019	35	762,351	7.2%	6,216	7.7%	$8.15
2020	33	942,386	8.8%	8,392	10.3%	$8.91
2021	7	176,247	1.7%	2,162	2.7%	$12.26
2022	5	135,180	1.3%	728	0.9%	$5.38
2023	1	67,838	0.6%	882	1.1%	$13.01
2024	2	266,865	2.5%	1,977	2.4%	$7.41
Thereafter	3	294,765	2.8%	2,762	3.4%	$9.37
Total Consolidated Portfolio	1,167	10,649,768	100.0%	$81,319	100.0%	$8.64
(1)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of June 30, 2015, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.
(2)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases at each of the properties so impacted by the lease expirations as of June 30, 2015.
(3)	Represents tenants under month-to-month leases or having holdover tenancy.

The leases scheduled to expire during the years ending December 31, 2015, and December 31, 2016, represent approximately 9.1% and 27.1% respectively, of the total annualized base rent for our portfolio at June 30, 2015. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2015 and 2016 are currently, on average, slightly below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. Over the last few years, we have noted that, generally, rental rates in our markets for product comparable to ours have begun to recover, and accordingly, we anticipate the potential for increases in our lease rates upon renewal of upcoming 2015 and 2016 lease expirations as market conditions continue to improve.

Taxable REIT Subsidiary

As of June 30, 2015, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three and six months ended June 30, 2015 and 2014.

Conditions in Our Markets

The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in this market may affect our overall performance.

Property Expenses

Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are controlled, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. However, the terms of our leases vary and in some instances we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, as compared to our predecessor. We anticipate that our staffing levels will increase from 60 employees presently to between 70 and 80 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the six months ended June 30, 2015, and the year ended December 31, 2014.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of January 1, 2014 and still owned by us as of June 30, 2015.  Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the six months ended June 30, 2015 and the year ended December 31, 2014, and corporate general and administrative expenses.  For the comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014, our Same Properties Portfolio consists of 62 properties aggregating approximately 6.1 million square feet.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/	%	Three Months Ended June 30,		Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
RENTAL REVENUES
Rental income	$11,982,000	$11,505,000	$477,000	4.1%	$19,275,000	$12,773,000	$6,502,000	50.9%
Tenant reimbursements	1,665,000	1,489,000	176,000	11.8%	2,844,000	1,681,000	1,163,000	69.2%
Management, leasing and development services	-	-	-	-%	161,000	249,000	(88,000)	(35.3%)
Other income	86,000	19,000	67,000	352.6%	162,000	15,000	147,000	980.0%
TOTAL RENTAL REVENUES	13,733,000	13,013,000	720,000	5.5%	22,442,000	14,718,000	7,724,000	52.5%
Interest income	280,000	278,000	2,000	0.7%	280,000	278,000	2,000	0.7%
TOTAL REVENUES	14,013,000	13,291,000	722,000	5.4%	22,722,000	14,996,000	7,726,000	51.5%
EXPENSES
Property expenses	3,667,000	3,532,000	135,000	3.8%	5,874,000	3,892,000	1,982,000	50.9%
General and administrative	-	-	-	-%	3,740,000	2,780,000	960,000	34.5%
Depreciation and amortization	4,708,000	5,279,000	(571,000)	(10.8%)	10,490,000	6,003,000	4,487,000	74.7%
TOTAL OPERATING EXPENSES	8,375,000	8,811,000	(436,000)	(4.9%)	20,104,000	12,675,000	7,429,000	58.6%
OTHER EXPENSE
Acquisition expenses	-	-	-	-%	847,000	652,000	195,000	29.9%
Interest expense	235,000	294,000	(59,000)	(20.1%)	1,658,000	1,537,000	121,000	7.9%
TOTAL OTHER EXPENSE	235,000	294,000	(59,000)	(20.1%)	2,505,000	2,189,000	316,000	14.4%
TOTAL EXPENSES	8,610,000	9,105,000	(495,000)	(5.4%)	22,609,000	14,864,000	7,745,000	52.1%
Equity in income (loss) of unconsolidated real estate entities	-	-	-		12,000	(51,000)	63,000
Gain on extinguishment of debt	-	-	-		71,000	-	71,000
NET INCOME	$5,403,000	$4,186,000	$1,217,000		$196,000	$81,000	$115,000

Rental Income

Our Same Properties Portfolio and Total Portfolio rental revenue increased approximately $0.5 million, or 4.1%, and approximately $6.5 million, or 50.9%, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 40 properties we acquired between April 1, 2014 and June 30, 2015.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased approximately $0.2 million, or 11.8%, and increased approximately $1.2 million, or 69.2%, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in our Same Properties Portfolio is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by reimbursements from the 40 properties we acquired between April 1, 2014 and June 30, 2015.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased approximately $0.1 million, or 35.3%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  This was primarily due to lower management fees from our JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Other Income

Our Same Properties Portfolio and Total Portfolio other income increased approximately $0.1 million, or 352.6%, and increased approximately $0.1 million, or 980.0%, respectively, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to an increase in late fee income.

Property Expenses

Our Same Properties Portfolio property expenses increased approximately $0.1 million, or 3.8%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due an increase in allocated property overhead costs.  Our Total Portfolio property expenses increased approximately $2.0 million, or 50.9%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of incremental expenses from the 40 properties we acquired between April 1, 2014 and June 30, 2015.

General and Administrative

Our Total Portfolio general and administrative expenses increased approximately $1.0 million, or 34.5%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The increase is primarily due to an approximately $0.2 million increase in non-cash equity compensation expense due to restricted stock grants made subsequent to June 30, 2014, an approximately $0.2 million increase in bonus expense and approximately $0.2 million increase in payroll and benefits expense due to increased staffing levels, an approximately $0.1 million increase in professional audit and tax fees, an approximately $0.1 million increase in overhead costs related to rent and professional fees and an approximately $0.1 million increase in corporate public company expenses.

Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expense decreased approximately $0.6 million, or 10.8%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during the six months ended June 30, 2015 and the year ended December 31, 2014. Our Total Portfolio depreciation and amortization expense increased approximately $4.5 million, or 74.7%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to incremental expenses from the 40 properties we acquired between April 1, 2014 and June 30, 2015.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased approximately $0.2 million, or 29.9%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to increased brokerage fees related to acquisitions completed during the current period.

Interest Expense

Our Same Properties Portfolio interest expense decreased by approximately $0.1 million, or 20.1%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to the repayment of the note secured by our property located at 10700 Jersey Boulevard in October 2014.  Our Total Portfolio interest expense increased by approximately $0.1 million, or 7.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  This was primarily due to incremental interest expense from the mortgage loan we assumed during May 2014 and the $48.5 million term loan we obtained during June 2014, incremental interest expense from our effective interest rate swap and an increase in unused commitment fees resulting from a lower average outstanding balance on our revolving credit facility during comparable periods.  The increase was partially offset by a decrease in interest expense resulting from a lower average outstanding balance on our revolving credit facility during comparable periods.

Equity in Income (Loss) of Unconsolidated Real Estate Entities

Equity in income (loss) of unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV and basis adjustments related to these properties. In November 2014, the JV sold two of the three buildings owned by the JV.  Our Total Portfolio equity in income of unconsolidated real estate entities increased by $63,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of the change in basis adjustments following the sale of these properties.

Gain on Extinguishment of Debt

The gain on extinguishment of debt of approximately $0.1 million for the three months ended June 30, 2015 resulted from the early repayment of the mortgage loan secured by our property located at 2980-2990 San Fernando Road.  The loan was repaid on April 1, 2015 with no prepayment fees incurred.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Our results of operations for all periods presented were affected by acquisitions and dispositions made during the six months ended June 30, 2015, and the year ended December 31, 2014.  Therefore, our results are not comparable from period to period. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions, we have separately presented the results of our “Same Properties Portfolio.”

Properties included in our Same Properties Portfolio are the properties in our industrial portfolio that were wholly-owned by us as of January 1, 2014 and still owned by us as of June 30, 2015.  Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the six months ended June 30, 2015 and the year ended December 31, 2014, and corporate general and administrative expenses.  For the comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014, our Same Properties Portfolio consists of 62 properties aggregating approximately 6.1 million square feet.

The results of our Same Properties Portfolio are presented to highlight for investors and users of our consolidated financial statements the operating results of our on-going business.

	Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/	%	Six Months Ended June 30,		Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
RENTAL REVENUES
Rental income	$23,735,000	$22,655,000	$1,080,000	4.8%	$37,832,000	$24,401,000	$13,431,000	55.0%
Tenant reimbursements	3,073,000	2,964,000	109,000	3.7%	5,028,000	3,192,000	1,836,000	57.5%
Management, leasing and development services	-	-	-	-%	293,000	483,000	(190,000)	(39.3%)
Other income	123,000	56,000	67,000	119.6%	352,000	57,000	295,000	517.5%
TOTAL RENTAL REVENUES	26,931,000	25,675,000	1,256,000	4.9%	43,505,000	28,133,000	15,372,000	54.6%
Interest income	557,000	554,000	3,000	0.5%	557,000	554,000	3,000	0.5%
TOTAL REVENUES	27,488,000	26,229,000	1,259,000	4.8%	44,062,000	28,687,000	15,375,000	53.6%
EXPENSES
Property expenses	7,391,000	7,393,000	(2,000)	(0.0%)	11,645,000	8,026,000	3,619,000	45.1%
General and administrative	-	-	-	-%	7,286,000	5,385,000	1,901,000	35.3%
Depreciation and amortization	9,334,000	11,022,000	(1,688,000)	(15.3%)	20,374,000	12,133,000	8,241,000	67.9%
TOTAL OPERATING EXPENSES	16,725,000	18,415,000	(1,690,000)	(9.2%)	39,305,000	25,544,000	13,761,000	53.9%
OTHER EXPENSE
Acquisition expenses	-	-	-	-%	1,080,000	985,000	95,000	9.6%
Interest expense	471,000	583,000	(112,000)	(19.2%)	3,484,000	2,788,000	696,000	25.0%
TOTAL OTHER EXPENSE	471,000	583,000	(112,000)	(19.2%)	4,564,000	3,773,000	791,000	21.0%
TOTAL EXPENSES	17,196,000	18,998,000	(1,802,000)	(9.5%)	43,869,000	29,317,000	14,552,000	49.6%
Equity in income (loss) of unconsolidated real estate entities	-	-	-		13,000	(6,000)	19,000
Gain on extinguishment of debt	-	-	-		71,000	-	71,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,292,000	7,231,000	3,061,000		277,000	(636,000)	913,000
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	-	-	-		-	21,000	(21,000)
Gain on sale of real estate	-	-	-		-	2,125,000	(2,125,000)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		-	2,146,000	(2,146,000)
NET INCOME	$10,292,000	$7,231,000	$3,061,000		$277,000	$1,510,000	$(1,233,000)

Rental Income

Our Same Properties Portfolio and Total Portfolio rental revenue increased approximately $1.1 million, or 4.8%, and approximately $13.4 million, or 55.0%, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 45 properties we acquired between January 1, 2014 and June 30, 2015.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased approximately $0.1 million, or 3.7%, and increased approximately $1.8 million, or 57.5%, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in our Same Properties Portfolio is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements increased due to the 45 properties we acquired between January 1, 2014 and June 30, 2015.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased approximately $0.2 million, or 39.3%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  This was primarily due to lower management fees from our JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Other Income

Our Same Properties Portfolio other income increased approximately $0.1 million, or 119.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to an increase in late fee income. Our Total Portfolio other income increased approximately $0.3 million, or 517.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to filming income at one of our properties and an increase in late fee income.

Property Expenses

Our Same Properties Portfolio property expenses remained stable during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  Our Total Portfolio property expenses increased approximately $3.6 million, or 45.1%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of incremental expenses from the 45 properties we acquired between January 1, 2014 and June 30, 2015.

General and Administrative

Our Total Portfolio general and administrative expenses increased approximately $1.9 million, or 35.3%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The increase is primarily due to an approximately $0.4 million increase in payroll and benefits expense due to increased staffing levels, an approximately $0.4 million increase in non-cash equity compensation expense due to restricted stock grants made subsequent to June 30, 2014, an approximately $0.4 million increase in legal expenses, an approximately $0.3 million increase in professional audit and tax fees, and an approximately $0.2 million increase in corporate public company expenses.

Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expense decreased approximately $1.7 million, or 15.3%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during the six months ended June 30, 2015 and the year ended December 31, 2014. Our Total Portfolio depreciation and amortization expense increased approximately $8.2 million, or 67.9%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to incremental expenses from the 45 properties we acquired between January 1, 2014 and June 30, 2015.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased approximately $0.1 million, or 9.6%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increased brokerage fees related to acquisitions completed during the current period.

Interest Expense

Our Same Properties Portfolio interest expense decreased by approximately $0.1 million, or 19.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to the repayment of the note secured by our property located at 10700 Jersey Boulevard in October 2014.  Our Total Portfolio interest expense increased by approximately $0.7 million, or 25.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  This was primarily due to incremental interest expense from the mortgage loan we assumed during May 2014 and the $48.5 million term loan we obtained during June 2014, incremental interest expense from our effective interest rate swap and an increase in unused commitment fees resulting from a lower average outstanding balance on our revolving credit facility during comparable periods.  The increase was partially offset by a decrease in interest expense resulting from a lower average outstanding balance on our revolving credit facility during comparable periods.

Equity in Income (Loss) of Unconsolidated Real Estate Entities

Equity in income (loss) of unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV and basis adjustments related to these properties. In November 2014, the JV sold two of the three buildings owned by the JV.  Our Total Portfolio equity in income (loss) of unconsolidated real estate entities increased by $19,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of the change in basis adjustments following the sale of these properties.

Gain on Extinguishment of Debt

The gain on extinguishment of debt of approximately $0.1 million for the six months ended June 30, 2015 resulted from the early repayment of the mortgage loan secured by our property located at 2980-2990 San Fernando Road.  The loan was repaid on April 1, 2015 with no prepayment fees incurred.

Discontinued Operations

Our income from discontinued operations of $2.1 million for the six months ended June 30, 2014 is comprised primarily of the gain on sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 N. Madera Road.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Funds From Operations (FFO)
Net income	$196,000	$81,000	$277,000	$1,510,000
Add:
Depreciation and amortization, including amounts in discontinued operations	10,490,000	6,003,000	20,374,000	12,140,000
Depreciation and amortization from unconsolidated joint venture(1)	20,000	103,000	48,000	188,000
Deduct:
Gain on sale of real estate	-	-	-	(2,125,000)
Funds from operations	$10,706,000	$6,187,000	$20,699,000	$11,713,000
(1)	Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture.

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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenues	$19,275,000	$12,773,000	$37,832,000	$24,401,000
Tenant reimbursements	2,844,000	1,681,000	5,028,000	3,192,000
Other income	162,000	15,000	352,000	57,000
Total operating revenues	22,281,000	14,469,000	43,212,000	27,650,000
Property expenses	5,874,000	3,892,000	11,645,000	8,026,000
Net Operating Income	$16,407,000	$10,577,000	$31,567,000	$19,624,000
Fair value lease revenue	46,000	73,000	85,000	154,000
Straight line rent adjustment	(612,000)	(436,000)	(977,000)	(644,000)
Cash Net Operating Income	$15,841,000	$10,214,000	$30,675,000	$19,134,000

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$196,000	$81,000	$277,000	$1,510,000
Add:
General and administrative	3,740,000	2,780,000	7,286,000	5,385,000
Depreciation and amortization	10,490,000	6,003,000	20,374,000	12,133,000
Acquisitions expense	847,000	652,000	1,080,000	985,000
Interest expense	1,658,000	1,537,000	3,484,000	2,788,000
Deduct:
Management, leasing and development services	161,000	249,000	293,000	483,000
Interest income	280,000	278,000	557,000	554,000
Equity in income (loss) of unconsolidated real estate entities	12,000	(51,000)	13,000	(6,000)
Gain on extinguishment of debt	71,000	-	71,000	-
Income from discontinued operations before gain on sale of real estate	-	-	-	21,000
Gain on sale of real estate	-	-	-	2,125,000
Net Operating Income	$16,407,000	$10,577,000	$31,567,000	$19,624,000
Fair value lease revenue	46,000	73,000	85,000	154,000
Straight line rent adjustment	(612,000)	(436,000)	(977,000)	(644,000)
Cash Net Operating Income	$15,841,000	$10,214,000	$30,675,000	$19,134,000

Non-GAAP Supplemental Measure: EBITDA

We believe that earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. However, our industry peers may not calculate EBITDA in the same manner as we do and, accordingly, our EBITDA may not be comparable to our peers’ EBITDA.  Accordingly, EBITDA should be considered only as a supplement to net income (loss) as a measure of our performance.

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$196,000	$81,000	$277,000	$1,510,000
Interest expense	1,658,000	1,537,000	3,484,000	2,788,000
Proportionate share of interest expense from unconsolidated joint venture	-	45,000	-	102,000
Depreciation and amortization, including amounts in discontinued operations	10,490,000	6,003,000	20,374,000	12,140,000
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	20,000	103,000	48,000	188,000
EBITDA	$12,364,000	$7,769,000	$24,183,000	$16,728,000

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, capital expenditures for tenant improvements and leasing commissions and distributions to our common stockholders and holders of common units.  We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and pursuant to the ATM Program described below. As of June 30, 2015, our cash and cash equivalents were approximately

$10.0 million, and our outstanding balance under our unsecured revolving credit facility was $37.0 million, leaving $163.0 million available for additional borrowings.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities.  During 2015, we expect to close on acquisitions aggregating $250 million or more.  As of August 7, 2015, we have already closed on approximately $133 million, and we currently have $58 million of acquisitions in escrow and outstanding letters of intent for properties aggregating approximately $63 million, which we anticipate closing in the coming quarters.  We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, borrowings available under our revolving credit facility and the issuance of equity securities.

On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125,000,000 in amounts and at times to be determined by us from time to time.  Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.  We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes. As of August 7, 2015, we have not sold any shares of common stock pursuant to the ATM Program.

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of common stock at a price per share of $16.00.  The net proceeds of the follow-on offering were approximately $176.3 million, after deducting the underwriting discount and offering costs paid aggregating approximately $7.7 million.  The net proceeds from this offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $116.0 million on February 6, 2015, the date of repayment, as well as to fund four of our acquisitions and for general corporate purposes.

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

At June 30, 2015, we had total indebtedness of approximately $296.7 million, reflecting a net debt to total market capitalization of approximately 25.6%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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

Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, the applicable LIBOR margin will range from 1.30% to 1.90%  for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the credit agreement). During February 2015, our Revolver and Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings.  Additionally, a quarterly facility fee is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.

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

Consolidated Indebtedness

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2015 (dollars in thousands):

	Principal Amount(1)	Interest Rate		Effective Interest Rate(2)		Contractual Maturity Date
Fixed Rate Debt
The Park	$3,109	5.125%		5.125%		3/1/2031
$60M Term Loan	30,000	3.726%	(3)	3.726%		8/1/2019	(4)
12907 Imperial Hwy	5,356	5.950%		5.950%		4/1/2018
Subtotal	38,465
Variable Rate Debt
Glendale Commerce Center	42,750	LIBOR + 2.00%		2.19%	(5)	5/1/2016	(6)
$60M Term Loan	30,000	LIBOR + 1.90%	(3)	2.09%	(5)	8/1/2019	(4)
$48.5M Term Loan	48,500	LIBOR + 1.55%		1.74%	(5)	6/24/2017	(6)
$100M Term Loan Facility	100,000	LIBOR + 1.25%	(7)	1.44%	(5)	6/11/2019
Revolving Credit Facility	37,000	LIBOR + 1.30%	(7)	1.49%	(5)(8)	6/11/2018
Subtotal	258,250
Total/Weighted Average	$296,715			2.02%

(1)	Excludes deferred loan fees and net debt premiums aggregating approximately $0.4 million at June 30, 2015.
(2)	Reflects the interest rate at June 30, 2015, excluding the effect of amortization of discounts/premiums and deferred loan costs.
(3)

As of June 30, 2015, $30 million of the $60 million variable-rate term loan has been effectively fixed at 3.726% through the use of an interest rate swap with an effective date of January 15, 2015, and as such, is included in this table as fixed rate debt.  The remaining $30 million is included in this table as variable rate debt.

(4)	With one 1-year option to extend, provided that certain conditions are satisfied.

(5)	Based on the 30-day LIBOR rate as of June 30, 2015, as defined under the respective loan agreements.
(6)	These loans were repaid on August 6, 2015. See Part II, Item 5 for additional information.
(7)	The LIBOR margin will range from 1.30% to 1.90% for the revolving credit facility and 1.25% to 1.85% for the Term Loan Facility, depending on our Leverage Ratio, as defined in the loan agreement.
(8)	Excludes the effect of the unused commitment fee, which is calculated as 0.30% or 0.20% of the daily unused commitment if the balance is under $100 million or over $100 million, respectively.

At June 30, 2015, we had total consolidated indebtedness of approximately $296.7 million, excluding deferred loan fees and net debt premiums aggregating approximately $0.4 million, with a weighted average interest rate of approximately 2.02% (based on the LIBOR rates in effect on June 30, 2015, and a margin of 130 basis points and 125 basis points on our Revolver and Term Loan Facility, respectively) and average term-to-maturity of 3.2 years.  As of June 30, 2015, $30.0 million of the Company’s variable rate debt has been effectively fixed at 3.726% through the use of an interest rate swap.  As a result, as of June 30, 2015, approximately $38.5 million, or 13.0% of our outstanding indebtedness was fixed-rate debt with a weighted average interest rate of 4.15% and an average term-to-maturity of 4.8 years and the remaining $258.3 million, or 87.0%, of our outstanding indebtedness was variable rate debt, with a weighted average interest rate of LIBOR + 1.51% and an average term-to-maturity of 2.9 years.

In addition to the swap noted above, we have another three forward interest rate swaps that will effectively fix an additional $130.0 million of our floating rate debt as follows: (i) $30 million at 3.91% from 7/15/15 to 2/15/19, (ii) $50 million at 1.79% plus the applicable margin on our Term Loan Facility from 8/14/15 to 12/14/18, and (ii) $50 million at 2.005% plus the applicable margin on our Term Loan Facility from 2/16/16 to 12/14/18.  If all of these interest rate swaps were effective as of June 30, 2015, our consolidated debt would be 57% fixed-rate and 43% variable-rate.

See Part II, Item 5 “Other Information” for a description of transactions occurring subsequent to June 30, 2015 that affect our consolidated indebtedness.

Debt Covenants

In addition to our Credit Facility, certain of our other loan agreements contain financial covenants.  The Glendale Commerce Center loan contains the financial covenants noted below.  Additionally, there is a debt service coverage ratio requirement and a loan-to-value ratio requirement that is tested each time we exercise an option to extend the maturity date of the loan.

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

We were in compliance with all of our quarterly debt covenants as of June 30, 2015.

Contractual Obligations

The following table sets forth our principal obligations and commitments, including periodic interest payments related to our indebtedness outstanding as of June 30, 2015 (in thousands):

	Payments by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments	$296,715	$122	$43,002	$48,766	$42,208	$160,158	$2,459
Interest payments - fixed-rate debt	2,304	238	465	451	238	130	782
Interest payments - variable-rate debt(1)	14,866	2,509	4,394	3,643	2,933	1,387	-
Interest rate swap payments(2)	9,040	818	2,647	2,750	2,693	133	-
Office lease payments	2,197	238	520	543	559	337	-
Ground lease payments	6,756	72	144	144	144	144	6,108
Contractual obligations(3)	5,335	5,335	-	-	-	-	-
Total	$337,213	$9,332	$51,172	$56,297	$48,775	$162,289	$9,349
(1)	Based on the 30-day LIBOR rate as of June 30, 2015, as defined under the respective loan agreements.
(2)	Reflects estimated payments to counterparties assuming that LIBOR is equal to 0.1865% from the effective date through the termination date of each respective interest rate swap.
(3)	Includes commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated financial statements.

Cash Flows

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table summarizes the cash flows of Rexford Industrial Realty, Inc. for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
	(dollars in thousands)
Cash provided by operating activities	$17,824	$9,375	$8,449
Cash used in investing activities	$(114,194)	$(164,657)	$50,463
Cash provided by financing activities	$97,752	$155,557	$(57,805)

Net cash provided by operating activities. Net cash provided by operating activities increased by $8.4 million to $17.8 million for the six months ended June 30, 2015 compared to $9.4 million for the six months ended June 30, 2014.  The increase is primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2014 and increases in Cash NOI from our Same Properties Portfolio, partially offset by fluctuations in working capital and higher cash interest paid for comparable periods.

Net cash used in investing activities. Net cash used in investing activities decreased by $50.5 million to $114.2 million for the six months ended June 30, 2015 compared to $164.7 million for the six months ended June 30, 2014. The decrease is primarily attributable to a decrease in cash paid for property acquisitions of $69.5 million for comparable periods, partially offset by net proceeds of $13.8 million received from property dispositions during the six months ended June 30, 2014, and an increase in cash paid for construction and development projects of $5.4 million for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities was $97.8 million for the six months ended June 30, 2015, and consists primarily of $176.1 million in net common stock issuance proceeds, partially offset by net payments of $55.5 million on our unsecured revolving credit facility, the repayment of a term loan with a remaining principal balance of $10.1 million and the payment of $12.4 million in dividends and distributions.  Net cash provided by financing activities was $155.6 million for the six months ended June 30, 2014, and consists primarily of net borrowings of $118.5 million on our unsecured revolving credit facility and proceeds from a new $48.5 million term loan borrowing, partially offset by the payment of $9.4 million in dividends and distributions and $1.9 million in deferred loan costs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall.  We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our variable-rate debt outstanding and our interest rate swaps, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Based upon the amount of variable-rate debt outstanding as of June 30, 2015, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.3 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $0.5 million annually. This does not include $30 million of our variable- rate debt that has been effectively fixed through the use of interest rate swaps as of June 30, 2015.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

No changes to our internal control over financial reporting were identified that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2015, the Company entered into a settlement agreement with respect to previously-disclosed litigation involving certain of its pre-IPO investors.  The aggregate amount paid by the Company in this settlement was not material.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015(1)	4,225	$15.87	N/A	N/A
May 1, 2015 to May 31, 2015	-	-	N/A	N/A
June 1, 2015 to June 30, 2015	-	-	N/A	N/A
	4,225	$15.87	N/A	N/A

(1)	In April 2015, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

As previously reported, on July 16, 2015, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $100 million of guaranteed senior notes, maturing on August 6, 2025, with a fixed annual interest rate of 4.29% (the “Notes”).  We previously disclosed this agreement in the Current Report on Form 8-K dated July 15, 2015.  On August 6, 2015, we completed the issuance of the Notes.

On August 6, 2015, we used a portion of the funds raised from the issuance of the Notes, to terminate and pay in full the $42.75 million principal outstanding under the Term Loan Agreement dated as of April 16, 2013 by and among RIF V – Glendale Commerce Center, LLC, RIF V – GCC Alcorn, LLC and RIF V – 3360 San Fernando, LLC, collectively as Borrower, and Bank of America, N.A., as Lender (the “GCC Loan”).  The GCC Loan was secured by our property known as the Glendale Commerce Center.  We did not incur any prepayment penalties for repaying in advance of the maturity date of May 1, 2016.

On August 6, 2015, we used a portion of the funds raised from the issuance of the Notes to terminate and pay in full the $48.5 million principal outstanding under the Loan and Security Agreement, dated as of June 24, 2014, by and among Rexford Industrial – SDLAOC, LLC, as borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders referenced therein, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (the “Term Loan”).  The Term Loan was secured by the first priority deed of trust on eight of our properties.  We did not incur any prepayment penalties for repaying in advance of the maturity date of June 24, 2017.

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
101.1*

The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

August 7, 2015	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

August 7, 2015	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

August 7, 2015	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)