Form 10-K/A
period 2014-12-31
Rexford Industrial Realty, Inc.
filed 2015-10-29
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Rexford Industrial Realty, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2015 (the “Original 10-K”). On March 24, 2015, we filed Amendment No. 1 to the Original 10-K (the “Prior Amendment”).  The purpose of this Amendment is to clarify certain prior disclosures in response to comments issued by the SEC.  This Amendment contains changes to Part II—Item 9A (Controls and Procedures) and Part IV—Item 15 (Exhibits, Financial Statement Schedules).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officers and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3. Part IV—Item 15 has not been amended in any respect from the Original 10-K, except for the amended text of the aforementioned Exhibits.

This Amendment should be read in conjunction with the Original 10-K, the Prior Amendment and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on March 9, 2015. The Original 10-K has not been amended or updated to reflect events occurring after March 9, 2015, except as specifically set forth in the Prior Amendment and this Amendment.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As noted below, management used the criteria set forth in the Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  Due to a clerical error, however, the disclosure required by Item 308(a) of Regulation S-K and certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were inadvertently omitted.  As a result of this clerical error, our Co-Chief Executive Officers and Chief Financial Officer conclude that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.

The Company has implemented additional form requirement checks, effective immediately, to ensure the effectiveness of our disclosure controls and procedures in future periods.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting.  Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013

2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013

2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K/A	001-36008	2.1	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.1	9/15/2014
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.2	7/15/2013
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
10.1	Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	10-Q	001-36008	10.1	9/3/2013
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7	Guaranty Agreement by and among the guarantors identified on Exhibit A thereto and Rexford Industrial Realty, L.P. in favor of a to be named lender	10-Q	001-36008	10.7	9/3/2013

10.8†	Employment Agreement between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.9†	Employment Agreement between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.11†*	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program
10.12	Credit Agreement among Rexford Industrial Realty, L.P., as Borrower, Rexford Industrial Realty, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, The Other Lenders Party Thereto, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner	10-Q	001-36008	10.11	9/3/2013
10.13	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.14	Consent Agreement by and among RIF V—Jersey, LLC, Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and U.S. Bank National Association, as trustee, successor-in-interest to Bank of America, N. A., as trustee, successor by merger to LaSalle Bank, National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17, as Noteholder, whose master servicer is Wells Fargo Bank, National Association	10-Q	001-36008	10.13	9/3/2013
10.15	Promissory Note Secured by Security Instrument dated November 29, 2004 by Jersey Business Park (predecessor in interest to RIF V – Jersey, LLC), as Borrower, in favor of Wells Fargo Bank, National Association (as predecessor in interest to Noteholder), as Lender	S-11/A	333-188806	10.14	7/9/2013
10.16	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of November 29, 2004 by Jersey Business Park (predecessor in interest to RIF V – Jersey, LLC), in favor of Mortgage Electronic Registration Systems, Inc., as Beneficiary, for the benefit of Wells Fargo Bank, National Association (as predecessor in interest to Noteholder), as Lender	S-11/A	333-188806	10.15	7/9/2013
10.17	Term Loan Agreement dated as of April 16, 2013 by and among RIF V – Glendale Commerce Center, LLC, RIF V – GGC Alcorn, LLC and RIF V – 3360 San Fernando, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	S-11/A	333-188806	10.16	7/9/2013
10.18	Term Loan Agreement dated as of June 28, 2012 between 3001 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.17	7/9/2013
10.19	Term Loan Agreement dated as of June 28, 2012 between 3175 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.18	7/9/2013
10.20	Term Loan Agreement dated as of June 28, 2012 between 3233 Mission Oaks Blvd LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Lender	S-11/A	333-188806	10.19	7/9/2013
10.21	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.22	Amended and Restated Credit Agreement, dated as of June 11, 2014, among the Rexford Industrial Realty Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners and the other parties named therein	8-K	001-36008	10.1	6/13/2014

10.23	Loan and Security Agreement, dated as of June 24, 2014, by and among Rexford Industrial – SDLAOC, LLC, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders referenced therein, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger.	8-K	001-36008	10.1	6/30/2014
10.24	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender	8-K	001-36008	10.1	8/12/2014
10.25	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

*	Previously filed

**	Filed herein

†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
October 29, 2015	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)
October 29, 2015	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)
October 29, 2015	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)