Form 10-Q/A
period 2015-03-31
Rexford Industrial Realty, Inc.
filed 2015-10-29
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE

Rexford Industrial Realty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015 (the “Original 10-Q”). The purpose of this Amendment is to clarify certain prior disclosures. This Amendment contains changes to Part 1—Item 4 (Controls and Procedures) and Part II—Item 6 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officers and principal financial officer are attached to this Form 10-Q as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3. Part II—Item 6 has not been amended in any respect from the Original 10-Q, except for the amended text of the aforementioned Exhibits.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q on May 11, 2015. The Original 10-Q has not been amended or updated to reflect events occurring after May 11, 2015, except as specifically set forth in this Amendment.

Item 4.	Controls and Procedures

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

As noted below, management is responsible for establishing and maintaining adequate internal control over financial reporting.  Due to a clerical error, however, certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to designing, establishing and maintaining internal control over financial reporting were inadvertently omitted.  As a result of this clerical error, our Co-Chief Executive Officers and Chief Financial Officer conclude that our disclosure controls and procedures were not effective at the reasonable assurance level as March 31, 2015.

The Company has implemented additional form requirement checks, effective immediately, to ensure the effectiveness of our disclosure controls and procedures in future periods.

Changes in Internal Control Over Financial Reporting

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

*	Previously filed
**	Filed herein

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