Form 10-Q/A
period 2015-06-30
Rexford Industrial Realty, Inc.
filed 2015-10-29
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

Rexford Industrial Realty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2015 (the “Original 10-Q”). The purpose of this Amendment is to clarify certain prior disclosures.  This Amendment contains changes to Part 1—Item 4 (Controls and Procedures) and Part II—Item 6 (Exhibits).

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

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q on August 10, 2015. The Original 10-Q has not been amended or updated to reflect events occurring after August 10, 2015, except as specifically set forth in this Amendment.

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

As noted below, management is responsible for establishing and maintaining adequate internal control over financial reporting.  Due to a clerical error, however, certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to designing, establishing and maintaining internal control over financial reporting were inadvertently omitted.  As a result of this clerical error, our Co-Chief Executive Officers and Chief Financial Officer conclude that our disclosure controls and procedures were not effective at the reasonable assurance level as June 30, 2015.

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