Form 10-Q
period 2015-09-30
Rexford Industrial Realty, Inc.
filed 2015-11-09
CIK 1571283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding at November 4, 2015 was 55,586,607.

REXFORD INDUSTRIAL REALTY, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands – except share and per share data)

	September 30, 2015	December 31, 2014

ASSETS
Land	$445,454	$368,033
Buildings and improvements	634,606	540,837
Tenant improvements	26,539	21,404
Furniture, fixtures, and equipment	188	188
Total real estate held for investment	1,106,787	930,462
Accumulated depreciation	(96,403)	(76,884)
Investments in real estate, net	1,010,384	853,578
Cash and cash equivalents	5,083	8,606
Note receivable	-	13,137
Rents and other receivables, net	2,221	1,812
Deferred rent receivable, net	7,009	5,165
Deferred leasing costs, net	5,044	3,608
Deferred loan costs, net	1,595	2,045
Acquired lease intangible assets, net	27,838	28,136
Acquired indefinite-lived intangible	5,271	5,271
Other assets	5,491	4,699
Acquisition related deposits	1,250	2,110
Investment in unconsolidated real estate entities	4,056	4,018
Total Assets	$1,075,242	$932,185
LIABILITIES & EQUITY
Liabilities
Notes payable	$335,058	$356,362
Interest rate swap liability	4,716	1,402
Accounts payable, accrued expenses and other liabilities	13,886	10,053
Dividends payable	7,504	5,244
Acquired lease intangible liabilities, net	2,700	3,016
Tenant security deposits	10,523	8,768
Prepaid rents	1,935	1,463
Total Liabilities	376,322	386,308
Equity
Rexford Industrial Realty, Inc. stockholders' equity
Common Stock, $0.01 par value 490,000,000 authorized and 55,587,903 and 43,702,442 outstanding as of September 30, 2015 and December 31, 2014, respectively	552	434
Additional paid in capital	722,102	542,318
Cumulative distributions in excess of earnings	(41,613)	(21,673)
Accumulated other comprehensive loss	(4,546)	(1,331)
Total stockholders' equity	676,495	519,748
Noncontrolling interests	22,425	26,129
Total Equity	698,920	545,877
Total Liabilities and Equity	$1,075,242	$932,185

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RENTAL REVENUES
Rental income	$20,617	$15,516	$58,449	$39,917
Tenant reimbursements	2,377	2,052	7,405	5,244
Other income	341	16	693	73
TOTAL RENTAL REVENUES	23,335	17,584	66,547	45,234
Management, leasing and development services	186	171	479	654
Interest income	153	281	710	835
TOTAL REVENUES	23,674	18,036	67,736	46,723
OPERATING EXPENSES
Property expenses	6,237	4,879	17,882	12,905
General and administrative	3,778	3,273	11,064	8,658
Depreciation and amortization	10,642	8,032	31,016	20,165
TOTAL OPERATING EXPENSES	20,657	16,184	59,962	41,728
OTHER EXPENSE
Acquisition expenses	528	426	1,608	1,411
Interest expense	2,245	1,957	5,729	4,745
TOTAL OTHER EXPENSE	2,773	2,383	7,337	6,156
TOTAL EXPENSES	23,430	18,567	67,299	47,884
Equity in income (loss) from unconsolidated real estate entities	45	2	58	(4)
Gain from early repayment of note receivable	581	-	581	-
Loss on extinguishment of debt	(253)	-	(182)	-
Loss on sale of real estate	-	(150)	-	(150)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	617	(679)	894	(1,315)
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	-	-	-	21
Gain on sale of real estate	-	-	-	2,125
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	2,146
NET INCOME (LOSS)	$617	$(679)	$894	$831

NET INCOME (LOSS) ATTRIBUTABLE TO:
Rexford Industrial Realty, Inc. common stockholders	$540	$(623)	$706	$687
Noncontrolling interests	24	(80)	36	80
Participating securities	53	24	152	64
NET INCOME (LOSS)	$617	$(679)	$894	$831

Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$0.01	$(0.02)	$0.01	$(0.04)
Net income (loss) available to common stockholders per share - basic and diluted	$0.01	$(0.02)	$0.01	$0.02
Weighted average shares of common stock outstanding - basic and diluted	55,145,963	33,527,183	53,613,874	28,151,818
Dividends declared per common share	$0.135	$0.12	$0.375	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$617	$(679)	$894	$831
Other comprehensive income (loss): cash flow hedge adjustment	(1,756)	626	(3,314)	167
Comprehensive income (loss)	(1,139)	(53)	(2,420)	998
Less: comprehensive (income) loss attributable to noncontrolling interests	33	22	63	(89)
Comprehensive income (loss) attributable to common stockholders	$(1,106)	$(31)	$(2,357)	$909

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited and in thousands – except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	43,702,442	$434	$542,318	$(21,673)	$(1,331)	$519,748	$26,129	$545,877
Issuance of common stock	11,500,500	115	183,892	-	-	184,007	-	184,007
Offering costs	-	-	(8,114)	-	-	(8,114)	-	(8,114)
Share-based compensation	138,207	-	1,332	-	-	1,332	-	1,332
Repurchase of common shares	(9,886)	-	(148)	-	-	(148)	-	(148)
Conversion of units to common stock	256,640	3	2,822	-	-	2,825	(2,825)	-
Net income	-	-	-	858	-	858	36	894
Other comprehensive loss	-	-	-	-	(3,215)	(3,215)	(99)	(3,314)
Dividends	-	-	-	(20,798)	-	(20,798)	-	(20,798)
Distributions	-	-	-	-	-	-	(816)	(816)
Balance at September 30, 2015	55,587,903	$552	$722,102	$(41,613)	$(4,546)	$676,495	$22,425	$698,920

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	25,559,886	$255	$311,936	$(5,993)	$-	$306,198	$35,571	$341,769
Issuance of common stock	17,250,000	172	232,703	-	-	232,875	-	232,875
Offering costs	-	-	(11,326)	-	-	(11,326)	-	(11,326)
Share-based compensation	91,693	-	897	-	-	897	-	897
Repurchase of common shares	(6,928)	-	(98)	-	-	(98)	-	(98)
Conversion of common units to common stock	363,232	4	4,136	-	-	4,140	(4,140)	-
Dividends	-	-	-	(11,332)	-	(11,332)	-	(11,332)
Distributions	-	-	-	-	-	-	(1,354)	(1,354)
Net income	-	-	-	751	-	751	80	831
Other comprehensive income	-	-	-	-	158	158	9	167
Balance at September 30, 2014	43,257,883	$431	$538,248	$(16,574)	$158	$522,263	$30,166	$552,429

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$894	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of unconsolidated real estate entities	(58)	4
Depreciation and amortization	31,016	20,165
Depreciation and amortization included in discontinued operations	-	7
Amortization of above (below) market lease intangibles, net	154	305
Accretion of discount on notes receivable	(178)	(195)
Gain from early repayment of note receivable	(581)	-
Loss on extinguishment of debt	182	-
Loss on sale of real estate	-	150
Gain on sale of real estate included in discontinued operations	-	(2,125)
Amortization of loan costs	618	478
Accretion of premium on notes payable	(158)	(127)
Equity based compensation expense	1,258	791
Change in working capital components:
Rents and other receivables	(409)	(809)
Deferred rent receivable	(2,016)	(806)
Deferred leasing costs	(2,635)	(1,873)
Other assets	(1,141)	(675)
Accounts payable, accrued expenses and other liabilities	3,559	1,935
Tenant security deposits	937	841
Prepaid rents	118	(996)
Net cash provided by operating activities	31,560	17,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(162,970)	(248,472)
Capital expenditures	(15,931)	(8,776)
Acquisition related deposits	860	1,510
Contributions to unconsolidated real estate entities	-	(105)
Distributions from unconsolidated real estate entities	-	44
Change in restricted cash	-	18
Principal repayments of notes receivable	13,896	196
Disposition of investment in real estate	-	15,410
Net cash used in investing activities	(164,145)	(240,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	184,007	221,773
Offering costs	(8,073)	-
Proceeds from notes payable	199,000	209,000
Repayment of notes payable	(225,572)	(142,118)
Deferred loan costs	(796)	(1,876)
Debt extinguishment costs	(2)	-
Dividends paid to common stockholders	(18,538)	(11,509)
Distributions paid to common unitholders	(816)	(1,354)
Repurchase of common shares	(148)	(98)
Net cash provided by financing activities	129,062	273,818

Increase in cash and cash equivalents	(3,523)	51,544
Cash and cash equivalents, beginning of period	8,606	8,997
Cash and cash equivalents, end of period	$5,083	$60,541

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $449 and $0 for the nine months ended September 30, 2015 and 2014, respectively)	$4,681	$4,316
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$5,874	$10,257
Capital expenditure accruals	$1,480	$66
Accrual of dividends	$7,504	$5,191
Accrual of offering costs	$41	$-

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets.  As of September 30, 2015, our consolidated portfolio consisted of 113 properties with approximately 11.1 million rentable square feet.  We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million square feet, which we also manage.   In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.

The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

Basis of Presentation

As of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements should be read in conjunction with the combined and consolidated financial statements in our 2014 Annual Report on Form 10-K, as amended, and the notes thereto. Certain prior period amounts have been reclassified to conform to current period presentation. Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Discontinued Operations

On April 14, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. ASU 2014-08 further expands the disclosure requirements for disposals that meet the definition of a discontinued operation, and requires entities to disclose information about disposals of individually significant components.  We elected to adopt ASU 2014-08 early, beginning in the fiscal quarter ended September 30, 2014.  The adoption of ASU 2014-08 has and will likely result in fewer property sales being classified as discontinued operations.

We did not have any dispositions of operating properties during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, we sold three of our operating properties, of which two of these properties were sold and classified as held for sale prior to the adoption of ASU 2014-08.  As such, the results of operations (prior to disposition) and the gain (loss) on sale of real estate of these properties have been reported under discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2014.  See Note 13.

Investment in Real Estate

Acquisitions

When we acquire operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities.  Because of the timing or complexity of completing certain fair value adjustments, the initial purchase price allocation may be incomplete at the end of a reporting period, in which case we may record provisional purchase price allocation amounts based on information available at the acquisition date.  Subsequent adjustments to provisional amounts are recognized during the measurement period, which cannot exceed one year from the date of acquisition.

We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, as well as available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the nine months ended September 30, 2015, we used discount rates ranging from 7.0% and 8.75%.

In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  We capitalized acquisition costs aggregating $0.1 million and $0 during the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.  See Note 3.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Capitalization of Costs

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest, insurance, real estate taxes and certain general and administrative costs, including direct payroll, bonus and noncash equity compensation, of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We capitalized interest and real estate taxes aggregating $0.5 million and $0 million during the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $0 million during the nine months ended September 30, 2015 and 2014, respectively.

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

The values allocated to buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated remaining life of 10-30 years for buildings, 7-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

As discussed above under Investments in Real Estate —Acquisitions, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our consolidated financial statements over the shorter of the expected life of such assets and liabilities or the remaining lease term.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2015 and December 31, 2014, we have not established a liability for uncertain tax positions.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of approximately $0.3 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.2 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, as a reduction to rental revenues in our consolidated statements of operations. We had a $2.0 million and $1.0 million reserve for allowance for doubtful accounts as of September 30, 2015 and December 31, 2014, respectively.

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

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  ASU 2015-16 also requires that an acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to adopt ASU 2015-16 early, beginning with the quarter ended September 30, 2015.  There was no change to our consolidated financial statements or notes to our consolidated financial statements as a result of early adoption.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

adoption; or (ii) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of the ASU 2015-02 will have on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity's contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is not permitted. In July 2015, the FASB deferred the implementation date by one year, which would make this ASU effective for annual reporting periods beginning after December 15, 2017.  ASU 2014-09 notes that lease contracts with customers are a scope exception, and accordingly, we do not expect the adoption to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

3.	Investments in Real Estate

The following table sets forth the wholly-owned industrial properties we acquired during the nine months ended September 30, 2015:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Purchase Price (in thousands)
8902-8940 Activity Road(1)	San Diego - Central	1/21/2015	112,501	5	$18,450
12907 Imperial Highway(2)	Los Angeles - Mid-counties	1/21/2015	101,080	1	12,180
1210 North Red Gum Street(3)	Orange County - North	3/9/2015	64,570	1	7,650
9401 De Soto Avenue(3)	Los Angeles - San Fernando Valley	3/18/2015	150,263	1	14,075
9615 Norwalk Boulevard(3)	Los Angeles - Mid-counties	4/30/2015	38,362	2	9,642
16221 Arthur Street(3)	Los Angeles - Mid-counties	5/1/2015	61,372	1	5,774
2588 & 2605 Industry Way(1)	Los Angeles - South Bay	5/12/2015	164,662	2	22,000
425 South Hacienda Boulevard(1)	Los Angeles - San Gabriel Valley	5/15/2015	51,823	1	7,000
6700 Alameda Street(4)	Los Angeles - Central LA	6/29/2015	78,280	1	14,500
12720-12860 Danielson Court(1)	San Diego - Central	7/10/2015	112,062	6	16,900
10950 Norwalk Boulevard(3)	Los Angeles - Mid-counties	7/29/2015	18,995	1	4,973
610-760 Hueneme Road(3)	Ventura	8/11/2015	86,904	2	9,607
10709-10719 Norwalk Boulevard(3)	Los Angeles - Mid-counties	9/1/2015	58,056	2	7,242
6020 Sheila Street(4)	Los Angeles - Central LA	9/18/2015	70,877	1	12,220
9805 6th Street(4)	Inland Empire West	9/30/2015	81,377	1	6,894
Total 2015 Wholly-Owned Property Acquisitions			1,251,184	28	$169,107

(1)	This acquisition was funded with borrowings under our unsecured revolving credit facility.
(2)

This acquisition was funded as follows: (i) $5.4 million from the assumption of secured debt; (ii) $2.1 million from a deposit paid during the fourth quarter of 2014 and (iii) borrowings under our unsecured revolving credit facility. The assumed debt was recorded at fair value on the acquisition date, resulting in a premium of approximately $0.5 million.

(3)	This acquisition was funded with available cash on hand.
(4)	This acquisition was funded in part with available cash on hand and in part with borrowings under our unsecured revolving credit facility.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

Total 2015 Acquisitions
Assets:
Land(1)	$77,410
Buildings and improvements(2)	80,226
Tenant improvements	2,910
Acquired lease intangible assets(3)	10,346
Other acquired assets (5)	96
Total assets acquired	170,988
Liabilities:
Acquired lease intangible liabilities(4)	670
Notes payable	5,874
Deferred rent liability	177
Other assumed liabilities (5)	1,297
Total liabilities assumed	8,018
Net assets acquired	$162,970

(1)

The allocation to land includes an aggregate $0.2 million of capitalized acquisition costs related to the purchases of 9401 De Soto Ave., 16221 Arthur St., 425 Hacienda Blvd., and 6020 Sheila St., which were accounted for as asset acquisitions.

(2)

The allocation to buildings and improvements includes an aggregate $0.2 million of capitalized acquisition costs related to the purchases of 16221 Arthur St, 425 Hacienda Blvd., and 6020 Sheila St., which were accounted for as asset acquisitions.

(3)	Represents $7.2 million and $3.1 million of in-place leases and above-market leases with a weighted average amortization period of 5.7 years and 14.1 years, respectively.
(4)	Represents below-market leases with a weighted average amortization period of 5.3 years.
(5)	Includes other working capital assets acquired and liabilities assumed, respectively, at the time of acquisition.

The following table sets forth the unaudited results of operations for the three and nine months ended September 30, 2015, for each of the properties acquired during the nine months ended September 30, 2015, included in the consolidated statements of operations from the date of acquisition (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total Revenues	$2,334	$4,007
Net Income	$563	$952

The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the nine months ended September 30, 2015, had occurred on January 1, 2014. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, and increased interest expense for borrowings associated with these acquisitions.  These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2014 and may not be indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenues	$24,324	$21,030	$72,863	$55,877
Net operating income	$17,629	$15,128	$52,866	$39,758
Net income (loss)	$1,436	$(583)	$4,297	$1,146

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	September 30, 2015	December 31, 2014
Acquired Lease Intangible Assets:
In-place lease intangibles	$44,491	$37,467
Accumulated amortization	(22,274)	(12,975)
In-place lease intangibles, net	22,217	24,492

Above-market tenant leases	8,063	4,971
Accumulated amortization	(2,442)	(1,327)
Above-market tenant leases, net	5,621	3,644
Acquired lease intangible assets, net	$27,838	$28,136

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(4,184)	(3,514)
Accumulated accretion	1,705	743
Below-market tenant leases, net	(2,479)	(2,771)

Above-market ground lease	(290)	(290)
Accumulated accretion	69	45
Above-market ground lease, net	(221)	(245)
Acquired lease intangible liabilities, net	$(2,700)	$(3,016)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
In-place lease intangibles (1)	$3,166	$2,641	$9,504	$6,552
Net above (below) market tenant leases (2)	$77	$158	$178	$329
Above-market ground lease (3)	$(8)	$(8)	$(24)	$(24)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)	The amortization of net above/(below)-market tenant leases is recorded as a decrease to rental revenues in the consolidated statements of operations for the periods presented.
(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Note Receivable

At December 31, 2014, we had one mortgage note receivable, which was secured by an industrial property located at 32401-32803 Calle Perfecto in San Juan Capistrano, California (the “Calle Perfecto Note”).  The Calle Perfecto Note was a 30-year amortizing loan, bearing interest at a fixed rate of 6.001%, with a maturity date of May 1, 2017.

On August 21, 2015, the mortgage note borrower of the Calle Perfecto Note repaid, ahead of schedule, the outstanding principal balance in full.  We received gross proceeds from this payoff of approximately $13.8 million, including $43 thousand in per diem interest, and recognized a gain from early repayment of note receivable of $0.6 million.

The following table summarizes the balance of our note receivable (in thousands):

	September 30, 2015	December 31, 2014

Face Amount	$-	$13,896
Unrecognized Accretable Yield	-	(759)
Note Receivable	$-	$13,137

6.	Notes Payable

The following table summarizes the balance of our indebtedness as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Principal amount	$335,904	$357,076
Less: unamortized discount and deferred loan costs(1)	(846)	(714)
Carrying value	$335,058	$356,362

(1)    Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility.  These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.  See the discussion of the adoption of ASU 2015-03 in Note 2.

The following table summarizes the components and significant terms of our indebtedness as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate(2)
Fixed-Rate Debt
Gilbert/La Palma	$3,077	$(155)	$3,173	$(161)	3/1/2031		5.125%	(3)	5.37%
2980 San Fernando	-	-	10,153	139	7/1/2015		--		--
12907 Imperial Highway	5,327	332	-	-	4/1/2018		5.950%	(4)	3.76%
Guaranteed Senior Notes	100,000	(721)	-	-	8/6/2025		4.290%		4.36%
Variable-Rate Debt				-
Glendale Commerce Center	-	-	42,750	-	5/1/2016		--		--
Term Loan (5)	60,000	(302)	60,000	(362)	8/1/2019	(6)	LIBOR + 1.90%		3.95%
Term Loan (7)	-	-	48,500	(330)	6/24/2017		--		--
Unsecured Term Loan Facility	100,000	-	100,000	-	6/11/2019		LIBOR + 1.25%	(8)	2.24%	(9)
Unsecured Revolving Credit Facility	67,500	-	92,500	-	6/11/2018	(6)	LIBOR + 1.30%	(8)(10)	1.49%
Total	$335,904	$(846)	$357,076	$(714)

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Reflects the contractual interest rate under the terms of the loan, as of September 30, 2015.

(2)     Reflects the effective interest rate as of September 30, 2015, which includes the effect of the amortization of discounts/premiums and deferred loan costs and the effect of interest rate swaps that are effective as of September 30, 2015.

(3) Monthly payments of interest and principal are based on a 20-year amortization table.
(4) Monthly payments of interest and principal are based on a 30-year amortization table, with a balloon payment at maturity.

(5)     Loan is secured by six properties.  As of September 30, 2015, the interest rate of this $60 million variable-rate term loan has been effectively fixed through the use of two interest rate swaps.  See Note 8 for details.

(6) One additional one year extension available at the borrower’s option.
(7) Loan was secured by eight properties.

(8)     The LIBOR margin will range from 1.25% to 1.85% for the term loan facility and 1.30% to 1.90% for the revolving credit facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.

(9) As of September 30, 2015, the interest rate of $50 million of this $100 million term loan has been effectively fixed through the use of an interest rate swap. See Note 8 for details.

(10)   The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility if the balance is under $100 million or over $100 million, respectively.

On January 21, 2015, in connection with the acquisition of the property located at 12907 Imperial Highway, we assumed a mortgage loan that is secured by the property.  The assumed mortgage loan had a principal balance of $5.4 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial debt premium of $0.5 million.  The loan, which was put in place in 2008 by the seller, bears interest at a fixed rate of 5.95% with amortization over 30 years and has a maturity date of April 1, 2018.

On April 1, 2015, we repaid the $10.1 million outstanding balance on our loan secured by the property located at 2980-2990 North San Fernando Road.  We repaid the balance using available cash on hand and did not incur any prepayment penalties for repaying in advance of the maturity date of July 1, 2015.

On July 16, 2015, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $100.0 million of guaranteed senior notes, maturing on August 6, 2025, with a fixed annual interest rate of 4.29% (the “Notes”).  On August 6, 2015, we completed the issuance of the Notes.  Interest is payable semiannually on February 6 and August 6 of each year, beginning on February 6, 2016.  We may prepay at any time all or, from time to time, any part of the Notes, in amounts not less than $2.5 million of the Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the NPGA).

On August 6, 2015, we used a portion of the funds raised from the issuance of the Notes to terminate and pay in full the $42.75 million principal outstanding under the term loan secured by our property known as the Glendale Commerce Center.  We did not incur any prepayment penalties for repaying in advance of the maturity date of May 1, 2016.

On August 6, 2015, we used a portion of the funds raised from the issuance of the Notes to terminate and pay in full the $48.5 million term loan secured by the first priority deed of trust on eight of our properties.  We did not incur any prepayment penalties for repaying in advance of the maturity date of June 24, 2017.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of September 30, 2015 and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2015 - December 31, 2015	$61
2016	252
2017	266
2018	72,708
2019	160,158
Thereafter	102,459
Total	$335,904

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On July 15, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement that provides for, among other things, the following changes to the Credit Facility:

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

On September 30, 2015, we had borrowings of $67.5 million outstanding under our Revolver, leaving $132.5 million available for additional borrowings.

Debt Covenants

The Credit Facility, as amended, includes a series of financial and other covenants that we must comply with in order to borrow under the Credit Facility.  These include the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•	Maintaining a ratio of secured debt to total asset value of not more than 45%;
•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.50 to 1.0;
•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•	Maintaining a ratio of unencumbered NOI to unsecured interest expense of at least 1.75 to 1.0.

Additionally, the Credit Facility provides that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period.

The NPGA contains a series of financial and other covenants with which we must comply.  The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the Credit Facility, as detailed above. Subject to the terms of the NPGA and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the NPGA, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.

Our $60.0 million term loan contains a financial covenant, which is tested on a quarterly basis, that requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.

We were in compliance with all of our required quarterly debt covenants as of September 30, 2015.

7.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of September 30, 2015 is summarized as follows (in thousands):

Twelve months ending September 30:
2016	$76,866
2017	56,946
2018	40,442
2019	29,449
2020	20,918
Thereafter	55,481
Total	$280,102

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On February 4, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our existing $60.0 million variable-rate term loan.  Each of the two swaps has a notional value of $30.0 million. We are required to make certain monthly fixed rate payments calculated on notional amounts of $30.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, is currently fixing the annual interest rate payable on $30.0 million of our debt at 3.726%.  The second interest rate swap, which is effective for the period from July 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable on the other $30.0 million of debt at 3.91%.

On August 19, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our $100.0 million Term Loan Facility. Each of the two swaps has a notional value of $50.0 million.  We are required to make certain monthly fixed rate payments calculated on notional amounts of $50.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The first swap is effective for the period from August 14, 2015 to December 14, 2018 and currently fixes the annual interest rate payable at 1.79%, plus an applicable margin under the terms of our Term Loan Credit Facility.  The second swap has an effective date of February 16, 2016 and a maturity date of December 14, 2018. The second interest rate swap will effectively fix the annual interest rate payable on our Term Loan Facility at 2.005%, plus an applicable margin under the terms of the Credit Facility.

The following table sets forth a summary of our interest rate swaps at September 30, 2015 and December 31, 2014 (dollars in thousands):

				Fair Value(1)		Current Notional Amount(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$879	$457	$30,000	$-
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$1,046	$408	$30,000	$-
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$1,393	$277	$50,000	$-
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$1,398	$260	$-	$-

(1)

We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.  As of September 30, 2015 and December 31, 2014, all of our derivatives were in a liability position, and as such, the fair value is included in the line item “Interest rate swap liability” in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date noted.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$(2,105)	$626	$(3,893)	$167
Amount of gain (loss) reclassified from AOCI into earnings under "Interest expense" (effective portion)	$(349)	$-	$(579)	$-
Amount of gain (loss) recognized in earnings under "Interest expense" (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

During the next twelve months, we estimate that an additional $2.1 million will be reclassified from AOCI as an increase to interest expense.

Credit-risk-related Contingent Features

Certain of our agreements with our derivative counterparties contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then we could also be declared in default on its derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a merger or acquisition occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

As of September 30, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $4.8 million.  As of September 30, 2015, we have not posted any collateral related to these agreements.

9.	Fair Value Measurements

We have adopted FASB Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosure (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2015 and December 31, 2014, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps at:
September 30, 2015	$(4,716)	$-	$(4,716)	$-
December 31, 2014	$(1,402)	$-	$(1,402)	$-

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

The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2015	$342,760	$-	$-	$342,760	$335,058
December 31, 2014	$357,212	$-	$-	$357,212	$356,362

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.	Related Party Transactions

Howard Schwimmer

We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $46 thousand for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively, in management, leasing and development services revenue.

11.	Commitments and Contingencies

Legal

From time to time, we are party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

During the second quarter of 2015, the Company entered into a settlement agreement with respect to previously-disclosed litigation involving certain of its pre-IPO investors.  The aggregate amount paid by the Company in this settlement was not material.  Pursuant to the settlement agreement, the case was dismissed with prejudice on June 8, 2015.

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

On February 25, 2014, we acquired the property located at West 228th Street.  Before purchasing the property, during the due diligence phase, we engaged with a third party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements.  The total costs were estimated to be $1.3 million, which includes remediation, processing and oversight costs.

To address the estimated costs associated with the environmental issues at the West 228th Street property, we entered into an Environmental Holdback Escrow Agreement (the “Holdback Agreement”) with the former owner, whereby $1.4 million was placed into an escrow account to be used to pay remediation costs.  To fund the $1.4 million, the escrow holder withheld $1.3 million of the purchase price, which would have otherwise been paid to the seller at closing, and the Company funded an additional $0.1 million. According to the Holdback Agreement, the seller has no liability or responsibility to pay for remediation costs in excess of $1.3 million.

As of September 30, 2015 and December 31, 2014, we have a $1.2 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses”, reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of September 30, 2015 and December 31, 2014, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.

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

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.

Rent Expense

As of September 30, 2015, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate office lease as of September 30, 2015 is as follows (in thousands):

	Office Lease	Ground Rent
October 1, 2015 - December 31, 2015	$122	$36
2016	520	144
2017	543	144
2018	559	144
2019	337	144
Thereafter	-	6,108
Total	$2,081	$6,720

Tenant and Construction Related

As of September 30, 2015, we had commitments of approximately $4.1 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.

Concentrations of Credit Risk

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250 thousand per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2015, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.

As of September 30, 2015, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.

As of September 30, 2015, our 10 largest tenants represented approximately 14.1% of our annualized base rent, which is based on the monthly contracted base rent from leases in effect as of September 30, 2015, multiplied by 12, excluding billboard and antenna revenue and rent abatements.  During the three and nine months ended September 30, 2015, no single tenant accounted for more than 10% of our rental revenues.

12.	Investment in Unconsolidated Real Estate

We currently manage and hold a 15% equity interest in a joint venture (the “JV”) that indirectly owns one property located at 3233 Mission Oaks Boulevard in Ventura County.  We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if applicable).

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present combined summarized financial information of our unconsolidated joint venture properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share, unless otherwise noted (in thousands):

	September 30, 2015	December 31, 2014
Assets	$23,996	$23,542
Liabilities	(1,245)	(1,274)
Partners'/members' equity	$22,751	$22,268
Company's share of equity	$3,412	$3,340
Basis adjustment(1)	644	678
Carrying value of the Company's investment in unconsolidated real estate	$4,056	$4,018

(1)

This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$695	$2,123	$2,043	$5,856
Expenses	(364)	(1,920)	(1,560)	(5,283)
Net income	$331	$203	$483	$573

Fees and commissions earned from managing the JV are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively, in management, leasing and development services revenue.

13.	Discontinued Operations

Dispositions

We did not have any dispositions during the nine months ended September 30, 2015.  The table below summarizes the properties sold during the nine months ended September 30, 2014 (dollars in thousands).

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Gain (Loss) Recorded
1335 Park Center Drive(1)	Vista, CA	1/29/2014	124,997	$10,103	$2,262
2900 N. Madera Road(1)	Simi Valley, CA	3/13/2014	63,305	$4,350	$(137)
500-560 Zenith Drive(2)	Glenview, IL	8/29/2014	37,992	$1,822	$(150)

(1)	The results of operations and the gain or loss on sale of these properties are reported under Discontinued Operations in the consolidated statements of operations.
(2)	The results of operations and the loss on sale of this property are reported as part of Net loss from continuing operations in the consolidated statements of operations.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2014 includes the results of operations (prior to disposition) and the gain (loss) on sale of real estate of our properties located at 1335 Park Center Drive and 2900 N. Madera Road.  The following table summarizes the main components of income from discontinued operations for the three and nine months ended September 30, 2014 (in thousands).

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$-	$85
Operating expenses	-	(57)
Depreciation and amortization expense	-	(7)
Gain on sale of real estate	-	2,125
Income from discontinued operations	$-	$2,146

14.	Equity

Common Stock

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock at a public offering price of $16.00 per share.  The net proceeds of the follow-on offering were $176.3 million, after deducting the underwriting discount and offering costs paid aggregating $7.7 million.  On February 3, 2015, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 common units of partnership interests in the Operating Partnership (“OP Units”).

On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) through which we may sell from time to time up to an aggregate of $125 million of our common stock through sales agents.  In connection with the ATM program we have incurred offering costs of $0.4 million.  As of September 30, 2015, we have issued 500 shares of common stock under the ATM Program.  Sales going forward, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 2,066,704 OP Units and represented approximately 3.6% of our Operating Partnership as of September 30, 2015. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the nine months ended September 30, 2015, 256,640 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $2.8 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders equity.

2013 Incentive Award Plan

In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, long term incentive plan units in our Operating Partnership and other stock based and cash awards to our non-employee directors, employees and consultants. The maximum number of shares of our common stock that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,780,445 shares of common stock remain available for issuance as of September 30, 2015).

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

We recognized equity compensation expense of $0.4 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively, related to the restricted common stock grants ultimately expected to vest. Equity compensation expense is included in general and administrative and property expenses in the accompanying consolidated statements of operations. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services. We capitalized $25 thousand and $36 thousand of equity compensation costs related to these employees during the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.1 million of equity compensation costs related to these employees during the nine months ended September 30, 2015 and 2014, respectively.

The following table sets forth our nonvested restricted stock activity for the nine months ended September 30, 2015:

Number of Nonvested Shares of Restricted Common Stock
Balance at January 1, 2015	320,017
Granted	152,103
Forfeited	(13,896)
Vested(1)	(69,101)
Balance at September 30, 2015	389,123

(1)

9,886 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company's common stock on the NYSE to satisfy tax obligations

The following table sets forth the vesting schedule of total nonvested shares of restricted stock outstanding as of September 30, 2015:

Number of Shares
October 1, 2015 - December 31, 2015	37,653
2016	133,689
2017	144,547
2018	48,150
2019	25,084
Total nonvested shares	389,123

As of September 30, 2015, there was $4.1 million of total unrecognized compensation expense related to nonvested shares of our restricted common stock expected to vest, of which $0.3 million will be capitalized for employees who provide leasing and construction services. As of September 30, 2015, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 31 months.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in our accumulated other comprehensive loss balance for the nine months ended September 30, 2015, which consists solely of adjustments related to our cash flow hedges (in thousands):

Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(1,331)
Other comprehensive loss before reclassifications	(3,893)
Amounts reclassified from accumulated other comprehensive loss to interest expense	579
Net current period other comprehensive loss	(3,314)
Less other comprehensive loss attributable to noncontrolling interests	99
Other comprehensive loss attributable to common stockholders	(3,215)
Balance at September 30, 2015	$(4,546)

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) from continuing operations	$617	$(679)	$894	$(1,315)
Net (income) loss from continuing operations attributable to noncontrolling interests	(24)	80	(36)	127
Income from continuing operations attributable to participating securities	(53)	(24)	(152)	(64)
Income (loss) from continuing operations attributable to Rexford Industrial Realty, Inc.	$540	$(623)	$706	$(1,252)
Income from discontinued operations	-	-	-	2,146
Income from discontinued operations attributable to noncontrolling interests	-	-	-	(207)
Income from discontinued operations attributable to participating securities	-	-	-	-
Income from discontinued operations attributable to Rexford Industrial Realty, Inc.	$-	$-	$-	$1,939
Net income (loss)	$617	$(679)	$894	$831
Net (income) loss attributable to noncontrolling interests	(24)	80	(36)	(80)
Net income attributable to participating securities	(53)	(24)	(152)	(64)
Net income (loss) attributable to Rexford Industrial Realty, Inc.	$540	$(623)	$706	$687
Denominator:
Weighted average shares of common stock outstanding – basic and diluted	55,145,963	33,527,183	53,613,874	28,151,818
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.02)	$0.01	$(0.04)
Net income from discontinued operations attributable to common stockholders	$-	$-	$-	$0.07
Net income (loss) attributable to common stockholders	$0.01	$(0.02)	$0.01	$0.02

Participating securities include 389,123 and 198,141 shares of nonvested restricted stock outstanding at September 30, 2015 and 2014, respectively, which participate in non-forfeitable dividends of the Company.  Participating securities have been allocated earnings, in proportion to total weighted average shares outstanding, based upon the greater of net income or common dividends declared.

The effect of including unvested restricted common stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as its inclusion would have been antidilutive.  In addition, as the effect of the conversion of OP Units into shares of our common stock is neither dilutive nor antidilutive, it has been excluded from our calculation of weighted average shares of common stock outstanding – diluted.  As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the three and nine months ended September 30, 2015 and 2014.

REXFORD INDUSTRIAL REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.	Subsequent Events

Acquisitions

On October 14, 2015, we acquired the property located at 16321-16327 Arrow Highway in Irwindale, California for a contract price of approximately $8.1 million using funds from our Revolver.  The property is a three building industrial complex totaling 64,296 rentable square feet, situated on 2.82 acres of land.

On October 22, 2015, we acquired the property located at 2535 Midway Drive in San Diego, California for a contract price of approximately $19.3 million using funds from our Revolver.  The property consists of two multi-tenant industrial buildings totaling 373,744 rentable square feet, situated on 16.05 acres of land.

OP Unit Conversions

Subsequent to September 30, 2015, 5,504 OP Units were converted into an equivalent number of shares of common stock.

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

Forward-Looking Statements

We make statements in this quarterly report that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “might,” “plans,” “estimates,” “projects,” “seeks,” “should,” “will,” “result” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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

•	lack of or insufficient amounts of insurance;
•	our failure to complete acquisitions;
•	our failure to successfully integrate acquired properties;
•	our ability to qualify and maintain our qualification as a REIT;
•	our ability to maintain our current investment grade rating by Fitch;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets.  As of September 30, 2015, our consolidated portfolio consisted of 113 properties with approximately 11.1 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million rentable square feet, which we manage. In addition we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

Our ability to increase revenues or cash flows will depend in part on the expansion of our portfolio through disciplined property acquisitions, the execution of value-add repositioning or redevelopment strategies at newly acquired or existing properties, and maintaining our proactive approach to leasing and asset management.

Factors That May Influence Future Results of Operations

Acquisitions and Development of Properties

During the nine months ended September 30, 2015, we completed the acquisition of 10 properties in our Los Angeles market, two properties in our San Diego market, and one property in each of our Orange County, Ventura and Inland Empire markets for total of 15 properties aggregating approximately 1.3 million rentable square feet for an aggregate purchase price of approximately $169.1 million.  As a result of our acquisitions, we expensed $0.5 million and $1.6 million of acquisition-related costs during the three and nine months ended September 30, 2015, respectively, and we capitalized $0.1 million and $0.5 million of acquisition-related costs during the three and nine months ended September 30, 2015, respectively.  We expect to incur additional acquisition-related costs during the remainder of 2015 as we continue to acquire properties and grow our portfolio.

A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over.  Through various redevelopment, repositioning, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy rates that meet or exceed market rates.  Of the 15 properties we acquired during the nine months ended September 30, 2015, there are four properties aggregating approximately 440,000 rentable square feet, that we consider “value-add acquisitions.”  We consider a property to be a value-add acquisition when it provides opportunities for repositioning, redevelopment, professional management or re-tenanting that will optimize the occupancy and cash flow from the property.

A repositioning can consist of a range of improvements to a property.  This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and as a result will affect the comparison of our results of operations from period to period with limited predictability. As of September 30, 2015, we have already implemented and commenced on certain value-add repositioning strategies at two of these properties.

As of September 30, 2015, seven of our properties aggregating 719,493 rentable square feet, were in various stages of redevelopment and repositioning.  The table below sets forth a summary of these properties:

				Estimated Construction Period
Property (Submarket)	Market	Rentable Square Feet	Acquisition Date	Start	Completion(2)	Occupancy at 9/30/15
1601 Alton Pkwy. (OC Airport)	Orange County	124,000	6/27/2014	4Q-2014	1Q-2016	39.8%
605 8th Street (San Fernando Valley)	Los Angeles County	55,715	8/26/2014	4Q-2014	4Q-2015	0.0%
7900 Nelson Rd. (San Fernando Valley)(1)	Los Angeles County	203,082	11/25/2014	1Q-2015	4Q-2015	0.0%
9401 De Soto Ave. (San Fernando Valley)	Los Angeles County	150,263	3/18/2015	2Q-2015	4Q-2015	0.0%
2610 & 2701 S. Birch St. (OC Airport)	Orange County	98,230	6/5/2014	2Q-2015	4Q-2015	0.0%
24105 Frampton Ave. (South Bay)	Los Angeles County	49,841	3/20/2014	2Q-2015	1Q-2016	0.0%
9615 Norwalk Blvd. (Mid-Counties)	Los Angeles County	38,362	4/30/2015	3Q-2015	2Q-2017	15.6%
Total/Weighted Average		719,493				7.7%

(1)

This building is being repositioned from a single-tenant building into a two-unit building. As of September 30, 2015, one of the units, with 120,000 rentable square feet, has a lease in place that will commence during 4Q-2015.

(2)

This represents the best approximation of completion dates at the time of this report.  It is subject to change as a result of factors including permit requirements, changes in scope, and other unforeseen circumstances.

Properties that are nonoperational, as a result of repositioning or redevelopment activity, may qualify for varying levels of interest and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest and tax capitalization in future periods.  During the three and nine months ended September 30, 2015, we capitalized $0.5 million and $1.1 million of interest and real estate taxes, respectively.

Rental Revenues

Our operating results depend primarily upon generating rental revenue from the properties in our consolidated portfolio.  The amount of rental revenue generated by these properties depends primarily on our ability to maintain or increase occupancy levels and lease rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.

Occupancy Rates.  As of September 30, 2015, our consolidated portfolio was approximately 88.8% occupied. The following table sets forth a summary of our portfolio’s occupancy and annualized base rent by county as of September 30, 2015:

Market	Number of Properties	Rentable Square Feet	Occupancy	Annualized Base Rent(1) (in thousands)	Annualized Base Rent per Square Foot(2)
Los Angeles County	59	5,882,611	86.1%	$43,312	$8.55
Orange County	14	1,372,329	85.1%	$10,283	$8.81
San Bernardino County	12	1,127,843	97.2%	$7,891	$7.20
Ventura County	11	1,144,210	94.7%	$8,890	$8.20
San Diego County	17	1,551,919	91.7%	$14,858	$10.45
Total/Weighted Average	113	11,078,912	88.8%	$85,234	$8.67

(1)

Calculated for each market as the monthly contracted base rent per the terms of the lease(s) at each property within each market, as of September 30, 2015, multiplied by 12 (in thousands).  Excludes billboard and antenna revenue and rent abatements.

(2)	Calculated as annualized base rent for such market divided by leased square feet for such market as of September 30, 2015.

We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth. A considerable opportunity to drive this growth will be the results of our repositioning activity. As noted above, our operating results and statistics are affected by our repositioning efforts, which will vary from quarter to quarter.  The following table sets forth a summary of our portfolio’s occupancy by market excluding the seven properties in redevelopment or repositioning as of September 30, 2015:

	Occupancy
Market	Total Portfolio	Total Portfolio Excluding Repositioning Properties	Difference
Los Angeles County	86.1%	93.9%	7.8%
Orange County	85.1%	97.2%	12.2%
San Bernardino County	97.2%	97.2%	0.0%
Ventura County	94.7%	94.7%	0.0%
San Diego County	91.7%	91.7%	0.0%
Total/Weighted Average	88.8%	94.4%	5.6%

Uncommenced Leases.  As of September 30, 2015, our consolidated portfolio was approximately 90.5% leased. The difference between our occupancy percentage and leased percentage is attributed to our uncommenced leases.  During the nine months ended September 30, 2015, we entered into five leases that had not commenced as of September 30, 2015, representing 197,841 rentable square feet, or 1.8% of our total rentable square feet. The following table sets forth information related to these uncommenced leases:

Market	Leased Square Feet Under Uncommenced Leases	Pro Forma Occupancy(1)	Annualized Base Rent Under Uncommenced Leases(2) (in thousands)	Total Pro Forma Annualized Base Rent(3) (in thousands)	Total Pro Forma Annualized Base Rent per Square Foot(4)
Los Angeles County(5)	182,877	89.2%	$1,923	$45,236	$8.62
Orange County	-	85.1%	$-	$10,283	$8.81
San Bernardino County	-	97.2%	$-	$7,891	$7.20
Ventura County	3,988	95.1%	$42	$8,931	$8.21
San Diego County	10,976	92.4%	$97	$14,955	$10.43
Total/Weighted Average	197,841	90.5%	$2,062	$87,296	$8.70

(1)	Pro forma occupancy is calculated as (i) square footage under lease as of September 30, 2015, plus additional square footage leased pursuant to uncommenced leases as of September 30, 2015.
(2)

Annualized base rent under uncommenced leases is calculated by multiplying the first full month of contractual rents (before rent abatements) to be received under uncommenced leases, by 12 and then aggregating by market.

(3)	Total pro forma annualized base rent is calculated by adding (i) annualized base rent as of September 30, 2015 and (ii) annualized base rent under uncommenced leases.
(4)

Total pro forma annualized base rent per square foot is calculated as (i) total pro forma annualized base rent as of September 30, 2015, divided by (ii) leased square feet and leased square feet under uncommenced leases.

(5)	Includes a 112,000 square foot lease at our repositioning property located at 7900 Nelson Road, which commences in October 2015 and has annualized base rent of $945,500.

Leasing Activity and Rental Rates. During the nine months ended September 30, 2015, we executed 167 new leases covering approximately 958,000 rentable square feet. The following table sets forth our activity on new leases on a quarterly basis for the nine months ended September 30, 2015:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term	Cash Rent Change	GAAP Rent Change
Q1-2015	72	458,301	4.7	5.7%	15.1%
Q2-2015	57	283,695	3.8	7.1%	14.4%
Q3-2015	38	216,499	4.0	5.0%	18.0%
Total/Weighted Average	167	958,495	4.3	6.0%	15.5%

During the nine months ended September 30, 2015, we also renewed 223 leases covering approximately 1.1 million rentable square feet. The following table sets forth our activity on renewed leases on a quarterly basis for the nine months ended September 30, 2015:

	Renewals					Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term	Cash Rent Change	GAAP Rent Change	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2015	69	319,849	2.3	3.9%	10.2%	120	625,534	51.1%
Q2-2015	85	442,019	2.0	6.9%	15.9%	130	857,483	51.5%
Q3-2015	69	323,085	2.5	5.6%	15.5%	110	455,677	70.9%
Total/Weighted Average	223	1,084,953	2.3	5.7%	14.1%	360	1,938,694	56.0%

For the 167 new leases that were executed during the nine months ended September 30, 2015, the leasing spreads increased by 6.0% on a cash basis and 15.5% on a GAAP basis, when comparing the ending cash rental rates on the expiring leases for the same space. For the 223 leases that we renewed during the nine months ended September 30, 2015, the renewal spreads increased by 5.7% on a cash basis and 14.1% on a GAAP basis.  Although our leasing spreads have varied from quarter to quarter, we believe that our recent leasing statistics are indicative of a trend of improving leasing fundamentals across our submarkets, which we believe will continue during the coming quarter.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties.  The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2015, plus available space, for each of the full and partial calendar years beginning with 2015 and thereafter:

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Owned Square Feet	Annualized Base Rent(1) (in thousands)	Percentage of Total Annualized Base Rent	Annualized Base Rent per Square Foot(2)
Available	-	1,245,324	11.2%	-	-	-
MTM Tenants(3)	99	206,260	1.9%	$2,245	2.6%	$10.88
Remainder of 2015	109	453,960	4.1%	$4,092	4.8%	$9.01
2016	397	2,879,588	26.0%	$23,328	27.4%	$8.10
2017	324	2,070,933	18.7%	$17,984	21.1%	$8.68
2018	195	1,323,366	11.9%	$12,067	14.2%	$9.12
2019	44	849,439	7.7%	$6,923	8.1%	$8.15
2020	45	1,051,694	9.5%	$9,564	11.2%	$9.09
2021	13	209,131	1.9%	$2,476	2.9%	$11.84
2022	5	145,681	1.3%	$795	0.9%	$5.45
2023	2	78,338	0.7%	$982	1.2%	$12.53
2024	2	266,865	2.4%	$1,978	2.3%	$7.41
Thereafter	4	298,333	2.7%	$2,801	3.3%	$9.39
Total Consolidated Portfolio	1,239	11,078,912	100.0%	$85,234	100.0%	$8.67

(1)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of September 30, 2015, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.
(2)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases at each of the properties so impacted by the lease expirations as of September 30, 2015.
(3)

Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 53 tenants under MTM leases at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

The leases scheduled to expire during the remainder of 2015 and 2016 represent approximately 4.8% and 27.4% respectively, of the total annualized base rent for our portfolio as of September 30, 2015. We estimate that currently, on average, in-place rents of leases scheduled to expire in 2015 and 2016 are somewhat below current market asking rents.  However, individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket.  We have noted that over the last few years, rental rates in our markets for product comparable to ours have generally begun to rise. This trend in increased rental rates offers favorable potential for increases in lease renewal rates. Accordingly, we anticipate our renewal rates for the upcoming 2015 and 2016 lease expiration periods to continue to be strong.

Property Expenses

Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. However, the terms of our leases vary and in some instances we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting, equity compensation and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. We anticipate that our staffing levels will increase from 65 employees presently to between 70 and 80 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

Taxable REIT Subsidiary

As of September 30, 2015, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three and nine months ended September 30, 2015 and 2014.

Critical Accounting Policies

In our 2014 Annual Report on Form 10-K, as amended, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. Other than the adoption of Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest and ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, we have not made any material changes to our critical accounting policies during the period covered by this report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the reporting periods. Actual amounts may differ from these estimates and assumptions. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our results of operations and financial condition to those of other companies. See Note 2 to our consolidated financial statements for a discussion of our accounting policies

Results of Operations

Our consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods.  Our “Total Portfolio” represents all of the properties owned during the reported periods.  To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions and to highlight the operating results of our on-going business, we have separately presented the results of our “Same Properties Portfolio.”

For the three and nine months ended September 30, 2015 and 2014, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2014 and still owned by us as of September 30, 2015. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the period from January 1, 2014 through September 30, 2015, interest income from our note receivable, and corporate general and administrative expenses. As of September 30, 2015, our Same Properties Portfolio consisted of 62 properties aggregating approximately 6.1 million rentable square feet, and our Total Portfolio consisted of 113 properties aggregating approximately 11.1 million rentable square feet.  The difference between these two portfolios is the 51 properties aggregating approximately 5.0 million rentable square feet that were purchased between January 1, 2014 and September 30, 2015.

As of September 30, 2015 and 2014, our Same Properties Portfolio occupancy was approximately 93.7% and 91.3%, respectively. For the three months ended September 30, 2015 and 2014, our Same Properties Portfolio weighted average occupancy was approximately 93.2% and 90.8%, respectively.  Comparatively, our Same Properties Portfolio weighted average occupancy was approximately 92.9% and 90.6% for the nine months ended September 30, 2015 and 2014, respectively.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/	%	Three Months Ended September 30,		Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
RENTAL REVENUES
Rental income	$12,277	$11,688	$589	5.0%	$20,617	$15,516	$5,101	32.9%
Tenant reimbursements	1,310	1,471	(161)	(10.9%)	2,377	2,052	325	15.8%
Other income	249	12	237	1,975.0%	341	16	325	2,031.3%
TOTAL RENTAL REVENUES	13,836	13,171	665	5.0%	23,335	17,584	5,751	32.7%
Management, leasing and development services	-	-	-	-%	186	171	15	8.8%
Interest income	-	-	-	-%	153	281	(128)	(45.6%)
TOTAL REVENUES	13,836	13,171	665	5.0%	23,674	18,036	5,638	31.3%
EXPENSES
Property expenses	3,684	3,805	(121)	(3.2%)	6,237	4,879	1,358	27.8%
General and administrative	-	-	-	-%	3,778	3,273	505	15.4%
Depreciation and amortization	4,540	5,227	(687)	(13.1%)	10,642	8,032	2,610	32.5%
TOTAL OPERATING EXPENSES	8,224	9,032	(808)	(8.9%)	20,657	16,184	4,473	27.6%
OTHER EXPENSE
Acquisition expenses	-	-	-	-%	528	426	102	23.9%
Interest expense	87	293	(206)	(70.3%)	2,245	1,957	288	14.7%
TOTAL OTHER EXPENSE	87	293	(206)	(70.3%)	2,773	2,383	390	16.4%
TOTAL EXPENSES	8,311	9,325	(1,014)	(10.9%)	23,430	18,567	4,863	26.2%
Equity in income from unconsolidated real estate entities	-	-	-		45	2	43
Gain from early repayment of note receivable	-	-	-		581	-	581
Loss on extinguishment of debt	-	-	-		(253)	-	(253)
Loss on sale of real estate	-	-	-		-	(150)	150
NET INCOME (LOSS)	$5,525	$3,846	$1,679		$617	$(679)	$1,296

Rental Income

Our Same Properties Portfolio and Total Portfolio rental revenue increased $0.6 million, or 5.0%, and $5.1 million, or 32.9%, respectively, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased $0.2 million, or 10.9%, and increased $0.3 million, or 15.8%, respectively, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  The decrease in our Same Properties Portfolio tenant reimbursements is directly related to the decrease in real estate taxes resulting from supplemental assessments of certain of our properties, as described below under property expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

Other Income

Our Same Properties Portfolio and Total Portfolio other income increased $0.2 million, or 1,975.0%, and increased $0.3 million, or 2,031.3%, respectively, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to an increase in late fee income.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue increased by $15 thousand, or 8.8%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  This was primarily due to increased leasing commission and management fee revenue from the 19 properties we manage, partially offset by lower management fees from our JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Interest Income

Our Total Portfolio interest income decreased by $0.1 million, or 45.6%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  On August 21, 2015, the borrower of the “Calle Perfecto Note,” the mortgage note receivable secured by an industrial property located at 32401-32803 Calle Perfecto, repaid, ahead of schedule the outstanding principal balance in full.  The decrease in interest income is a result of this early repayment.

Property Expenses

Our Same Properties Portfolio property expenses decreased $0.1 million, or 3.2%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a decrease in real estate tax expense resulting from supplemental assessments of certain of our properties.  Our Total Portfolio property expenses increased $1.4 million, or 27.8%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily as a result of incremental expenses from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

General and Administrative

Our Total Portfolio general and administrative expenses increased $0.5 million, or 15.4%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  The increase is primarily due to the following: (i) a $0.4 million increase in employee-related costs due to increased staffing levels from growth, (ii) a $0.2 million increase in professional audit and tax fees, (iii) a $0.1 million increase in franchise taxes due to timing, (iv) a $0.1 million increase in non-cash equity compensation expense due to restricted stock grants made subsequent to September 30, 2014, and (v) a $0.1 million increase in other professional services fees.  These increases were partially offset by a $0.5 million decrease in legal fees.

Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expense decreased $0.7 million, or 13.1%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during the nine months ended September 30, 2015 and the year ended December 31, 2014. Our Total Portfolio depreciation and amortization expense increased $2.6 million, or 32.5%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to incremental expenses from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased $0.1 million, or 23.9%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to increased brokerage fees related to acquisitions completed during the current period.

Interest Expense

Our Same Properties Portfolio interest expense decreased by $0.2 million, or 70.3%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  The decrease was primarily due to the repayment of the outstanding mortgages encumbering the Glendale Commerce Center during August 2015 and the property located at 10700 Jersey Boulevard during October 2014.  Our Total Portfolio interest expense increased by $0.3 million, or 14.7%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  This was primarily due to the increase in our weighted average interest rate resulting from the issuance of $100.0 million of 4.29% fixed rate senior notes in August 2015 and the three interest rate swaps that were in effect during the three months ended September 30, 2015.  The increase was partially offset by the mortgage repayments noted above and capitalized interest related to our repositioning properties during the three months ended September 30, 2015, for which there was no comparable amount for the three months ended September 30, 2014.

Equity in Income of Unconsolidated Real Estate Entities

Equity in income of unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV and basis adjustments related to these properties. In November 2014, the JV sold two of the three buildings owned by the JV.  Our Total Portfolio equity in income of unconsolidated real estate entities increased by $43 thousand for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of the change in basis adjustments following the sale of these properties.

Gain from Early Repayment of Note Receivable

The gain from early repayment of note receivable of $0.6 million for the three months ended September 30, 2015 represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $0.3 million for the three months ended September 30, 2015 represents the write-off of unamortized deferred loan costs related to the early repayment of the $48.5 million term loan secured by eight of our properties.

Loss on Sale of Real Estate

The loss on sale of real estate of $0.2 million for the three months ended September 30, 2014 relates to the disposition of our property located at 500-560 Zenith Drive, in Glenview, Illinois (“Zenith Drive”).  We adopted ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), beginning in the fiscal quarter ended September 30, 2014.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  The disposal of Zenith Drive did not meet the criteria to be classified in discontinued operations, and as such, the loss on sale of real estate is included in continuing operations.

Comparison of the Nine months ended September 30, 2015 to the Nine months ended September 30, 2014

The following table summarizes the historical results of operations for our Total Portfolio and Same Properties Portfolio for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/	%	Nine Months Ended September 30,		Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
RENTAL REVENUES
Rental income	$36,012	$34,343	$1,669	4.9%	$58,449	$39,917	$18,532	46.4%
Tenant reimbursements	4,383	4,435	(52)	(1.2%)	7,405	5,244	2,161	41.2%
Other income	372	69	303	439.1%	693	73	620	849.3%
TOTAL RENTAL REVENUES	40,767	38,847	1,920	4.9%	66,547	45,234	21,313	47.1%
Management, leasing and development services	-	-	-	-%	479	654	(175)	(26.8%)
Interest income	-	1	(1)	(100.0%)	710	835	(125)	(15.0%)
TOTAL REVENUES	40,767	38,848	1,919	4.9%	67,736	46,723	21,013	45.0%
EXPENSES
Property expenses	11,074	11,198	(124)	(1.1%)	17,882	12,905	4,977	38.6%
General and administrative	-	-	-	-%	11,064	8,658	2,406	27.8%
Depreciation and amortization	13,874	16,249	(2,375)	(14.6%)	31,016	20,165	10,851	53.8%
TOTAL OPERATING EXPENSES	24,948	27,447	(2,499)	(9.1%)	59,962	41,728	18,234	43.7%
OTHER EXPENSE
Acquisition expenses	-	-	-	-%	1,608	1,411	197	14.0%
Interest expense	558	877	(319)	(36.4%)	5,729	4,745	984	20.7%
TOTAL OTHER EXPENSE	558	877	(319)	(36.4%)	7,337	6,156	1,181	19.2%
TOTAL EXPENSES	25,506	28,324	(2,818)	(9.9%)	67,299	47,884	19,415	40.5%
Equity in income (loss) from unconsolidated real estate entities	-	-	-		58	(4)	62
Gain from early repayment of note receivable	-	-	-		581	-	581
Loss on extinguishment of debt	-	-	-		(182)	-	(182)
Loss on sale of real estate	-	-	-		-	(150)	150
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$15,261	$10,524	$4,737		$894	$(1,315)	$2,209
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	-	-	-		-	21	(21)
Gain on sale of real estate	-	-	-		-	2,125	(2,125)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-		-	2,146	(2,146)
NET INCOME	$15,261	$10,524	$4,737		$894	$831	$63

Rental Income

Our Same Properties Portfolio and Total Portfolio rental revenue increased $1.7 million, or 4.9%, and $18.5 million, or 46.4%, respectively, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

Tenant Reimbursements

Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased $0.1 million, or 1.2%, and increased $2.2 million, or 41.2%, respectively, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease in our Same Properties Portfolio tenant reimbursements is directly related to the decrease in real estate taxes resulting from supplemental assessments of certain of our properties as described below under property expenses, as well as lower reimbursements resulting from the completion of prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements increased primarily due to the incremental reimbursements from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

Other Income

Our Same Properties Portfolio other income increased $0.3 million, or 439.1%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to an increase in late fee income. Our Total Portfolio other income increased $0.6 million, or 849.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in late fee income and filming income at one of our properties.

Management, Leasing and Development Services

Our Total Portfolio management, leasing and development services revenue decreased $0.2 million, or 26.8%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  This was primarily due to lower management fees from our JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Property Expenses

Our Same Properties Portfolio property expenses decreased $0.1 million, or 1.1%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 due to a decrease in utility expenses, repairs and maintenance expense, and real estate tax expense resulting from supplemental assessments of certain of our properties, partially offset by an increase in property overhead costs.  Our Total Portfolio property expenses increased $5.0 million, or 38.6%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily as a result of incremental expenses from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

General and Administrative

Our Total Portfolio general and administrative expenses increased $2.4 million, or 27.8%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  The increase is primarily due to the following: (i) a $0.9 million increase in employee-related costs mainly due to increased staffing levels from growth, (ii) a $0.6 million increase in overhead costs, particularly rent and other professional services fees, (iii) a $0.5 million increase in non-cash equity compensation expense due to restricted stock grants made during 2014 and 2015, and (iv) a $0.5 million increase in professional audit and tax fees.  This increase was partially offset by a $0.2 million decrease in legal fee expenses.

Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expense decreased $2.4 million, or 14.6%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during the nine months ended September 30, 2015 and the year ended December 31, 2014. Our Total Portfolio depreciation and amortization expense increased $10.9 million, or 53.8%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 due to incremental expenses from the 51 properties we acquired between January 1, 2014 and September 30, 2015.

Acquisition Expenses

Our Total Portfolio acquisition expenses increased $0.2 million, or 14.0%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to increased brokerage fees related to acquisitions completed during the current period.

Interest Expense

Our Same Properties Portfolio interest expense decreased by $0.3 million, or 36.4%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease was primarily due to the repayment of the outstanding mortgages encumbering the Glendale Commerce Center during August 2015 and the property located at 10700 Jersey Boulevard during October 2014.  Our Total Portfolio interest expense increased by $1.0 million, or 20.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  This was primarily due to the increase in our weighted average interest rate resulting from the issuance of $100 million of 4.29% fixed rate senior notes in August 2015 and the three interest rate swaps that were in effect during the nine months ended September 30, 2015, as well as the increase in our average outstanding debt balances.  The increase was partially offset by the mortgage repayments noted above and capitalized interest related to our repositioning properties during the nine months ended September 30, 2015, for which there was no comparable amount for the nine months ended September 30, 2014.

Equity in Income (Loss) of Unconsolidated Real Estate Entities

Equity in income (loss) of unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV and basis adjustments related to these properties. In November 2014, the JV sold two of the three buildings owned by the JV.  Our Total Portfolio equity in income (loss) of unconsolidated real estate entities increased by $0.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of the change in basis adjustments following the sale of these properties.

Gain from Early Repayment of Note Receivable

The gain from early repayment of note receivable of $0.6 million for the nine months ended September 30, 2015 represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2015, we repaid the $48.5 million term loan secured by eight of our properties and the mortgage loan encumbering the property located at 2980-2990 San Fernando Road.  The loss on extinguishment of debt of $0.2 million represents the write-off of $0.3 million of unamortized deferred loan costs related to the term loan, partially offset by the write-off of the $0.1 million unamortized loan premium related to the mortgage loan.  We repaid both loans in advance of the maturity date without incurring prepayment fees.

Loss on Sale of Real Estate

The loss on sale of real estate of $0.2 million for the nine months ended September 30, 2014 relates to the disposition of Zenith Drive.  As a result of the adoption of ASU 2014-08, the disposal of Zenith Drive did not meet the criteria to be classified in discontinued operations, and as such, the loss on sale of real estate is included in continuing operations.

Discontinued Operations

Our income from discontinued operations of $2.1 million for the nine months ended September 30, 2014 is comprised primarily of the gain on sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 N. Madera Road.

Non-GAAP Supplemental Measure: Funds From Operations

We calculate funds from operations (“FFO”) before non-controlling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated joint ventures.

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

The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Funds From Operations (FFO)
Net income (loss)	$617	$(679)	$894	$831
Add:
Depreciation and amortization, including amounts in discontinued operations	10,642	8,032	31,016	20,172
Depreciation and amortization from unconsolidated joint venture(1)	4	103	52	291
Loss on sale of real estate	-	150	-	150
Deduct:
Gain on sale of real estate	-	-	-	(2,125)
Funds from operations	$11,263	$7,606	$31,962	$19,319

(1)	Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture.

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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental income	$20,617	$15,516	$58,449	$39,917
Tenant reimbursements	2,377	2,052	7,405	5,244
Other income	341	16	693	73
Total operating revenues	23,335	17,584	66,547	45,234
Property expenses	6,237	4,879	17,882	12,905
Net Operating Income	$17,098	$12,705	$48,665	$32,329
Fair value lease revenue	69	151	154	305
Straight line rent adjustment	(1,039)	(227)	(2,016)	(806)
Cash Net Operating Income	$16,128	$12,629	$46,803	$31,828

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$617	$(679)	$894	$831
Add:
General and administrative	3,778	3,273	11,064	8,658
Depreciation and amortization	10,642	8,032	31,016	20,165
Acquisitions expense	528	426	1,608	1,411
Interest expense	2,245	1,957	5,729	4,745
Loss on extinguishment of debt	253	-	182	-
Loss on sale of real estate	-	150	-	150
Deduct:
Management, leasing and development services	186	171	479	654
Interest income	153	281	710	835
Equity in income (loss) of unconsolidated real estate entities	45	2	58	(4)
Income from discontinued operations before gain on sale of real estate	-	-	-	21
Gain from early repayment of note receivable	581	-	581	-
Gain on sale of real estate	-	-	-	2,125
Net Operating Income	$17,098	$12,705	$48,665	$32,329
Fair value lease revenue	69	151	154	305
Straight line rent adjustment	(1,039)	(227)	(2,016)	(806)
Cash Net Operating Income	$16,128	$12,629	$46,803	$31,828

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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$617	$(679)	$894	$831
Interest expense	2,245	1,957	5,729	4,745
Proportionate share of interest expense from unconsolidated joint venture	-	43	-	145
Depreciation and amortization, including amounts in discontinued operations	10,642	8,032	31,016	20,172
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	4	103	52	291
EBITDA	$13,508	$9,456	$37,691	$26,184

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds to pay for property operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions and distributions to our common stockholders and holders of common units.  We expect to meet our short-term liquidity requirements through available cash on hand, cash flows from operations, by drawing on our unsecured revolving credit facility and pursuant to the ATM Program described below.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities.  We intend to satisfy our long-term liquidity needs through net cash flow from operations, proceeds from long-term secured and unsecured financings, borrowings available under our unsecured revolving credit facility, the issuance of equity securities and proceeds from selective real estate dispositions as we identify capital recycling opportunities.

As of September 30, 2015, our cash and cash equivalents were $5.1 million, and our outstanding balance under our unsecured revolving credit facility was $67.5 million, leaving $132.5 million available for additional borrowings.

Sources of Liquidity

Cash Flow from Operations

Cash flow from operations is one of our key sources of liquidity and is primarily dependent upon: (i) the occupancy levels and lease rates at our properties, (ii) our ability to collect rent, (iii) the level of operating costs we incur, and (iv) our ability to pass through operating expenses to our tenants. We are subject to a number of risks related to general economic and other unpredictable conditions, which have the potential to affect our overall performance and resulting cash flows from operations.  However, based on our current portfolio mix and business strategy, we anticipate that we will be able to generate positive cash flows from operations.

Equity Offerings

 On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125 million in amounts and at times to be determined by us from time to time.  As of September 30, 2015, we have issued 500 shares of common stock at a price of $14.30 per share for gross cash proceeds of $7 thousand.  Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.  We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.

On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of common stock at a price per share of $16.00.  The net proceeds of the follow-on offering were $176.3 million, after deducting the underwriting discount and offering costs paid aggregating $7.7 million.  The net proceeds from this offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $116.0 million on February 6, 2015, the date of repayment, as well as to fund four of our acquisitions and for general corporate purposes.  From time to time, we may decide to issue additional securities to fund acquisitions, the repayment of long-term debt upon maturity and for other general corporate purposes.

Capital Recycling

In the future, we may selectively dispose of certain of our properties as we identify capital recycling opportunities.  The timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.

Unsecured Revolving Credit and Term Loan Facilities

We have a senior unsecured revolving credit facility with a borrowing capacity of $200 million (the “Revolver”) and a senior unsecured term loan facility (the “Term Loan Facility”) with borrowing capacity of $100 million (together the “Credit Facility”).  The Revolver is scheduled to mature on June 11, 2018 with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.

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

On July 15, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement that provides for, among other things, the following changes to the Credit Facility:

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

During February 2015, our Revolver and Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings.  Our credit rating is based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and there can be no assurance that we will be able to maintain our current credit rating. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing indebtedness as maturities become due.

Uses of Liquidity

Acquisitions

As part of our growth strategy, we are actively monitoring a number of properties in our markets that we believe represent attractive potential investment opportunities.  During 2015, we expect to close on acquisitions aggregating $250 million or more.  As of November 6, 2015, we have already closed on approximately $197 million and we currently have $22 million of acquisitions in escrow.  Additionally, we have several other opportunities with near final letters of intent outstanding.  In the short term, we expect to fund our acquisitions through cash flows from operations and borrowings available under the Revolver, and in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.

Recurring and Nonrecurring Capital Expenditures

Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  Under “Acquisitions and Development of Properties”, we identified seven of our properties, aggregating 719,493 rentable square feet, that were under repositioning as of September 30, 2015.  We currently estimate that approximately $22.3 million of capital will be required over the next seven quarters (4Q-2015 through 2Q-2017) to complete the repositioning of these properties.  This estimate, however, is based on current budgets and is subject to change due to a number of factors. We expect to fund the capital improvements to complete these repositioning efforts through a combination of cash flow from operations and borrowings available under the Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our consolidated portfolio as follows (dollars in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Cost	Square Feet(1)	PSF(2)	Cost	Square Feet(1)	PSF(2)
Non-Recurring Capital Expenditures(3)	$4,222	3,162,875	$1.33	$10,454	4,473,332	$2.34
Recurring Capital Expenditures(4)	921	10,842,960	0.08	2,184	10,444,070	0.21
Total Capital Expenditures	$5,143			$12,638

(1)

For nonrecurring capex, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capex, reflects the weighted average square footage of our consolidated portfolio.

(2)	PSF amounts calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (1) above.
(3)

Non-recurring capital expenditures include, but are not limited to, the following: property improvements to appearance, seismic upgrades, deferred property maintenance at the time such property was acquired, and repositioning and redevelopment efforts, including those mentioned above for the seven properties currently under repositioning.

(4)

Recurring capital expenditures include, but are not limited to, the following: maintenance and replacement of items due to ordinary wear and tear, roofing expenditures, mechanical systems, HVAC and other structural systems, and parking lot replacement.

Commitments and Contractual Obligations

The following table sets forth our principal obligations and commitments as of September 30, 2015, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments, and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Principal payments and debt maturities	335,904	$61	$252	$266	$72,708	$160,158	$102,459
Interest payments - fixed-rate debt	45,084	118	4,755	4,741	4,528	4,420	26,522
Interest payments - variable-rate debt(1)	12,905	947	3,707	3,707	3,152	1,392	-
Interest rate swap payments(2)	8,660	468	2,637	2,740	2,683	133	-
Office lease payments	2,081	122	520	543	559	337	-
Ground lease payments	6,720	36	144	144	144	144	6,108
Contractual obligations(3)	4,096	4,096	-	-	-	-	-
Total	$415,450	$5,848	$12,015	$12,141	$83,774	$166,584	$135,089

(1)	Based on the 1-month LIBOR rate of 0.193%, as of September 30, 2015.
(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.193% from the effective date through the maturity date of each respective interest rate swap.
(3)

Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.  We anticipate these obligations to be paid as incurred through the remainder of 2015 and in 2016.  As the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2015”.

Consolidated Debt

The following table sets forth certain information with respect to our consolidated debt outstanding as of September 30, 2015:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
Term Loan	8/1/2019(3)	LIBOR + 1.90%	3.818%	(4)	$60,000	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		3,077	--
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,327	--
Unsecured Debt:
Term Loan Facility	6/11/2019	LIBOR +1.25%(5)	3.040%	(6)	50,000	12/14/2018
Term Loan Facility	6/11/2019	LIBOR +1.25%(5)	1.443%	(7)	50,000	--(7)
Revolver(8)	6/11/2018(3)	LIBOR +1.30%(5)	1.493%		67,500	--
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	--
Total Consolidated:			3.068%		$335,904

(1)

Includes the effect of interest rate swaps that were effective as of September 30, 2015.  Assumes a 1-month LIBOR rate of 0.193% as of September 30, 2015, as applicable. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $0.8 million as of September 30, 2015.
(3)	One additional one-year extension is available, if certain conditions are satisfied.
(4)

As of September 30, 2015, this $60 million term loan has been effectively fixed at 3.818% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $30 million at 3.91% with an effective date of July 15, 2015.

(5)

The applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.  This ratio is measured on a quarterly basis. As a result, the effective interest rate will fluctuate from period to period.

(6)	As of September 30, 2015, $50 million of this $100 million term loan has been effectively fixed at 3.040% through the use of an interest rate swap with an effective date of August 14, 2015.
(7)

As of September 30, 2015, we have an executed forward interest rate swap that will effectively fix $50 million of this $100 million term loan at 2.005% plus the applicable Term Loan Facility LIBOR margin from February 16, 2016 to December 14, 2018.

(8)	The Revolver is subject to an unused commitment fee, which is calculated as 0.30% or 0.20% of the daily-unused commitment if the balance is under $100 million or over $100 million, respectively.

On July 16, 2015, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $100.0 million of guaranteed senior notes, maturing on August 6, 2025, with a fixed annual interest rate of 4.29% (the “Notes”).  On August 6, 2015, we completed the issuance of the Notes, and used a portion of the funds to repay the $42.75 million term loan secured by our property known as the Glendale Commerce Center and the $48.5 million term loan secured by the first priority deed of trust on eight of our properties. These term loans were scheduled to mature on May 1, 2016, and June 24, 2017, respectively.  The private placement of these Notes was executed as part of our ongoing effort to optimize our capital structure and hedge against a rising interest rate environment, as well as to increase our financial flexibility by reducing our secured debt exposure and staggering our debt maturities.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2015:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	6.7	2.99%	3.93%	$218,404	65%
Variable	3.1	LIBOR + 1.28%	1.47%	$117,500	35%
Secured vs. Unsecured:
Secured	4.3	--	4.04%	$68,404	20%
Unsecured	5.7	--	2.82%	$267,500	80%

(1)

Includes the effect of interest rate swaps that were effective as of September 30, 2015.  Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.  Assumes a 1-month LIBOR rate of 0.193% as of September 30, 2015, as applicable.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $0.8 million as of September 30, 2015.

At September 30, 2015, we had total consolidated indebtedness of $335.9 million, excluding unamortized deferred loan fees and net debt premiums aggregating $0.8 million, with a weighted average interest rate of 3.07% and an average term-to-maturity of 5.4 years.  As of September 30, 2015, $218.4 million, or 65%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($108.4 million) or an interest rate swap ($110 million).  We have one forward interest rate swap that will effectively fix an additional $50 million of our variable- rate debt at 2.005% plus the applicable margin on our Term Loan Facility from February 16, 2016 to December 14, 2018.  If this interest rate swap were to be effective as of September 30, 2015, our consolidated debt would be 80% fixed-rate and 20% variable-rate.

At September 30, 2015, we had total indebtedness of $335.9 million, reflecting a net debt to total market capitalization of approximately 29.5%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants

The Credit Facility, as amended, includes a series of financial and other covenants that we must comply with in order to borrow under the Credit Facility, including:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•	Maintaining a ratio of secured debt to total asset value of not more than 45%;
•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;
•	Maintaining a ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of at least 1.50 to 1.0;
•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;
•	Maintaining a ratio of unencumbered NOI (as defined in the credit agreement) to unsecured interest expense of at least 1.75 to 1.0.

In addition, the Credit Facility contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

The NPGA contains a series of financial and other covenants with which we must comply.  The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the Credit Facility, as detailed above. Subject to the terms of the NPGA and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the NPGA, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.

Our $60 million term loan contains the following financial covenants:

•	Maintaining a Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00, to be tested quarterly;
•

Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5 million, or (ii) $8 million if we elect to have Line of Credit Availability (as defined in the term loan agreement) included in the calculation, of which $2 million must be cash or cash equivalents, to be tested annually as of December 31 of each year;

•	Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75 million, to be tested annually as of December 31 of each year.

We were in compliance with all of our quarterly debt covenants as of September 30, 2015.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated financial statements.

Cash Flows

Comparison of the Nine months ended September 30, 2015 to the Nine months ended September 30, 2014

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Cash provided by operating activities	$31,560	$17,901	$13,659
Cash used in investing activities	$(164,145)	$(240,175)	$76,030
Cash provided by financing activities	$129,062	$273,818	$(144,756)

Net cash provided by operating activities. Net cash provided by operating activities increased by $13.7 million to $31.6 million for the nine months ended September 30, 2015, compared to $17.9 million for the nine months ended September 30, 2014.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed after January 1, 2014, the increase in Cash NOI from our Same Properties Portfolio and fluctuations in working capital.

Net cash used in investing activities. Net cash used in investing activities decreased by $76.0 million to $164.1 million for the nine months ended September 30, 2015, compared to $240.2 million for the nine months ended September 30, 2014. The decrease was primarily attributable to the $85.5 million decrease in cash paid for property acquisitions for comparable periods and proceeds of $13.8 million from the early repayment of the Calle Perfecto Note in August 2015, partially offset by net proceeds of $15.4 million received from property dispositions during the nine months ended September 30, 2014, and an increase in cash paid for construction and development projects of $7.2 million for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities was $129.1 million for the nine months ended September 30, 2015, and consists primarily of net proceeds of $176.3 million from the issuance of 11.5 million shares of common stock and proceeds of $100 million from the issuance of guaranteed senior notes, partially offset by the repayment of two secured loans aggregating $91.3 million, the repayment of $25.0 million of net borrowings on our Revolver and the payment of $19.4 million in dividends and distributions. Net cash provided by financing activities was $273.8 million for the nine months ended September 30, 2014, and consists primarily of net proceeds of $221.8 million from the issuance of 17.25 million shares of common stock, and the receipt of $148.5 million from two term loan borrowings, partially offset by the repayment of $81.4 million of net borrowings on our Revolver and the payment of $12.9 million in dividends and distributions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall.  We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. For a summary of our interest rate swaps, see Note 8 to our consolidated financial statements.
As of September 30, 2015, we have a $60.0 million variable-rate term loan, which has been effectively fixed through the use of two interest rate swaps, each with a notional value of $30.0 million.  The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%.  The second interest rate swap, which is effective for the period from July 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.91%.

An additional $50.0 million of our $100.0 million Term Loan Facility has been effectively fixed through the use of an interest rate swap for the period from August 14, 2015 to December 14, 2018, at an annual interest rate payable of 1.79%, plus an applicable margin under the terms of our Term Loan Credit Facility.  We have a second forward interest rate swap that will effectively fix the remaining $50 million from February 16, 2016 to December 14, 2018, at an annual interest rate payable of 2.005% plus an applicable margin on our Term Loan Facility,

At September 30, 2015, we had total consolidated indebtedness of $335.9 million, excluding unamortized deferred loan fees and net debt premiums aggregating $0.8 million.  Of this total, $218.4 million, or 65%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $117.5 million, or 35%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2015, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.6 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $0.2 million annually.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report.

Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting were identified that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2015, the Company entered into a settlement agreement with respect to previously-disclosed litigation involving certain of its pre-IPO investors.  The aggregate amount paid by the Company in this settlement was not material.  Pursuant to the settlement agreement, the case was dismissed with prejudice on June 8, 2015.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015(1)	5,661	$14.32	N/A	N/A
August 1, 2015 to August 31, 2015	-	-	N/A	N/A
September 1, 2015 to September 30, 2015	-	-	N/A	N/A
	5,661	$14.32	N/A	N/A

(1)	In July 2015, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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
10.1

Note Purchase and Guarantee Agreement, dated as of July 16, 2015, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.  (incorporated by reference to Exhibit 10.1 of the Form 8-K dated July 15, 2015)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2015, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc., the Lenders named therein and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer.  (incorporated by reference to Exhibit 10.2 of the Form 8-K dated July 15, 2015)

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
101.1*

The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

November 6, 2015	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

November 6, 2015	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

November 6, 2015	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)