Form 10-K
period 2015-12-31
Rexford Industrial Realty, Inc.
filed 2016-02-25
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________ __________________________________________________________________________
FORM 10-K
..____________________ __________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-36008
____________________ __________________________________________________________________________
Rexford Industrial Realty, Inc.
(Exact name of registrant as specified in its charter)
.____________________ __________________________________________________________________________.

MARYLAND	46-2024407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11620 Wilshire Boulevard, Suite 1000, Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)
(310) 966-1680
(Registrant’s telephone number, including area code)
.____________________ __________________________________________________________________________.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2015 as reported on the New York Stock Exchange (“NYSE”) was approximately $800,976,794. The registrant had no non-voting common equity outstanding on such date. This amount excludes 522,615 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 19, 2016 was 55,594,518.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements
We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “might,” “plans,” “estimates,” “projects,” “seeks,” “should,” “will,” “result,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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
Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as Item 1A. entitled “Risk Factors” in this report.

Item 1. Business
Company Overview
References to “we,” “our,” “us,” “our company,” or “the Company” refer to Rexford Industrial Realty, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Rexford Industrial Realty, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a self-administered and self-managed full-service REIT focused on owning, operating and acquiring industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  As of December 31, 2015, our consolidated portfolio consisted of 119 properties with approximately 12.0 million rentable square feet.  We also own a 15% interest in a joint venture (the “JV”) that indirectly owns one property with approximately 0.5 million square feet, which we also manage.   In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ending December 31, 2013. We are generally not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
Business Objectives and Growth Strategies
Our primary business objective is to generate attractive risk-adjusted returns for our stockholders through dividends and capital appreciation. We believe that pursuing the following strategies will enable us to achieve this objective:
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning industrial property by renovating, modernizing or increasing functionality to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and diversify our sources of cash flow.  Additionally, our proactive approach to leasing and asset management is driven by our in-house leasing department and team of portfolio and property managers which maintains direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
External Growth through Acquisitions.
We continue to grow our portfolio through disciplined acquisitions in prime Southern California infill markets. We believe that our relationship-, data- and event-driven research allows us to identify and exploit asset mispricing and market inefficiencies.  We seek to acquire assets with value-add opportunities to increase their cash flow and asset values, often targeting off-market or lightly marketed transactions where our execution abilities and market credibility encourage owners to sell assets to us at what we consider pricing that is more favorable than heavily marketed transactions. We also seek to source transactions from owners with generational ownership shift, fund divestment, sale-leaseback/corporate surplus, maturing loans, some facing liquidity needs or financial stress, including loans that lack economical refinancing options. We also believe our deep market presence and relationships may enable us to selectively acquire assets in marketed transactions that may be difficult to access for less focused buyers.
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Concentration of Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high barrier to entry markets with scarcity of vacant or developable land, and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity of supply. We have a portfolio of interests in 120 properties totaling approximately 12.4 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2015, we had 1,285 leases, with no single tenant accounting for more than 2.2% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (53%); San Diego (16%); Orange County (12%); San Bernardino (9%); Ventura (10%).
Superior Access to Deal Flow: We believe that we enjoy superior access to value-add, off-market, lightly marketed and marketed acquisition opportunities, many of which are difficult for competing investors to access. Off-market and lightly marketed transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition, making such transactions difficult to close on for less-focused investors. As we are principally focused on the Southern California market, our executive management and acquisition teams have developed and maintain a deep, broad network of relationships among key market participants, including property brokers, lenders, owners and tenants. We employ an extensive broker marketing, incentives and loyalty program. We also utilize data-driven and event-driven analytics and primary research to identify and pursue events and circumstances, including below-market leased properties, properties experiencing functional obsolescence, generational ownership changes, and financial stress related to properties, owners, lenders, and tenants, that tend to generate early access to emerging investment opportunities.
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
Growth-Oriented Capital Structure: Our capital structure provides us with financial flexibility and the capacity to fund future growth.  At December 31, 2015, our net debt to total market capitalization was 30.6%. We have a $300 million senior unsecured credit facility consisting of a $100 million term loan facility and a $200 million revolving credit facility.  As of December 31, 2015, we had $100 million outstanding on the term loan facility and $140.5 million outstanding on the revolving credit facility, leaving $59.5 million available. The credit facility has an accordion feature that allows for an additional $300 million under either the term loan facility, revolving credit facility, or any combination thereof, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.
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
Insurance
We carry commercial property, liability and terrorism coverage on all the properties in our portfolio under a blanket insurance policy. In addition, we hold environmental policies for properties with known environmental conditions that provides for coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by earthquakes, riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes and are not currently insured against such an event (either with a blanket policy or individual property policies). However, seismic risks are evaluated for all properties during acquisition by a qualified structural engineer. The engineer evaluates the conditions of the physical structure as well as the known geological features in the area to create a statistical analysis of the site. To the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will be structurally retrofitted to reduce the statistical risk to an acceptable level. In addition to the aforementioned proactive retrofitting of buildings, we will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if we deem it cost effective.
Segment and Geographic Financial Information
We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, we have only one reporting and operating segment.
All of our business is conducted in Southern California. For information about our revenues, long-lived assets and other financial information, see our consolidated financial statements included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Employees
At December 31, 2015, we had 70 full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.
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
Our website address is http://www.rexfordindustrial.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.
Our board of directors maintains charters for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, each of which is available for viewing on our website at http://www.rexfordindustrial.com under the heading “Investor Relations—Company Information—Governance Documents.”
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
ADA compliance is dependent upon the tenant’s specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages plus attorney’s fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations to achieve compliance as deemed commercially reasonable.
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
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We require Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes but is not limited to inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant typically recommends further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. We generally expect to continue to obtain a Phase I or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets and results of operations or liquidity and may not identify all potential environmental liabilities.
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
All of our consolidated properties are located in Southern California, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this market (such as earthquakes, wild fires and other events). Most of our properties are located in areas known to be seismically active. Our properties are not currently insured against earthquakes (either with a blanket policy or individual property policies). Even if we obtain earthquake insurance in the future, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters.  The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet its rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it more costly to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2015, included the following (and accounted for the percentage of our total annualized rent indicated): Wholesale/Retail (11.9%); Light Manufacturing (9.2%); Industrial Equipment & Components (8.9%); Warehousing and Storage (8.7%); and Food & Beverage (8.4%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2015, leases representing 24.7% and 18.3% of the rentable square footage of the properties in our consolidated portfolio will expire in 2016 and 2017, respectively, and an additional 10.8% of the rentable square footage of the properties in our consolidated portfolio was available for lease. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected.
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
We may be unable to source off-market or lightly marketed deal flow in the future.
As of December 31, 2015, approximately 70% of the acquisitions by deal count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2015, we have four interest rate swaps in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates.  Two of these swaps have a notional value of $30.0 million each, and currently fix the interest rate on our $60.0 million term loan as follows: (i) $30.0 million at 3.726% from January 15, 2015 to February 15, 2019 and (ii) $30.0 million at 3.910% for the period from July 15, 2015 to February 15, 2019. The other two swaps each have a notional value of $50.0 million, and were executed to fix the interest rate on our $100 million unsecured term loan facility as follows: (i) $50.0 million at 1.790% plus an applicable margin under the terms of the loan agreement from August 14, 2015 to December 14, 2018 and (ii) $50.0 million at 2.005% plus an applicable margin under the terms of the loan agreement from February 16, 2015 to December 14, 2018.  Our future hedging transactions may include entering into additional interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”), Topic 815, Derivatives and Hedging. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) went into effect in 2010. Dodd-Frank created a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commission (the “CFTC”) and the SEC. Among other things, Dodd-Frank subjects certain swap participants to new capital, margin and business conduct standards. In addition, Dodd-Frank contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we believe we qualify for one or more of such exceptions (including with respect to our existing interest rate swaps), the scope of these exceptions is still considered uncertain and will be further defined over time. Further, although we may qualify for exceptions, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the legislation, which may increase our transaction costs or make it more difficult for us to enter into additional hedging transactions on favorable terms. Our inability to enter into future hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to interest rate risks.
Our unsecured credit facility, unsecured notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, and the failure to comply with those covenants could materially adversely affect us.
Our unsecured credit facility, unsecured notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, certain covenants, which, among other things, restrict our activities, including, as applicable, our ability to sell the underlying property without the consent of the holder of such indebtedness, to repay or defease such indebtedness or to engage in mergers or consolidations that result in a change in control of our company. We are also subject to financial and operating covenants. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor.
Our unsecured credit facility, unsecured notes and certain of our other secured loans will restrict our ability to engage in some business activities.

Our unsecured credit facility and unsecured notes contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	limit our ability to make capital expenditures;

•	restrict our ability to merge with another company;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain financial coverage ratios.
These limitations will restrict our ability to engage in some business activities that may otherwise be in our best interests.  In addition, our unsecured credit facility, unsecured notes and secured term loan contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.
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
A global financial crisis, high structural unemployment, and other events or circumstances beyond our control may adversely affect its industry, business, results of operations, contractual commitments, and access to capital.
What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2015, the economy showed signs of improvement, but recovery has been slow and volatile. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.
Adverse global market and economic conditions could have a material adverse effect on us.
Our business may be adversely affected by global market and economic challenges, including dislocations and volatility in the credit markets and general global economic uncertainty, including the effect of the slowing Chinese economy. These conditions may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock as a result of the following potential consequences, among others:

•	decreased demand for industrial space, which would cause market rental rates and property values to be negatively impacted;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices, or at all, or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and redevelopment opportunities and refinance existing debt, reduce our returns from our acquisition and redevelopment activities and increase our future interest expense.

In addition, global market and economic conditions could adversely affect the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.
Recent financial and economic trouble in emerging-market economies may adversely impact the U.S. and global economies.
Since the beginning of 2014, several emerging-market economies, including Argentina, Venezuela, Ukraine, Hungary and Thailand are experiencing severe economic and political turmoil. Other emerging economies, including India, Indonesia, Brazil, Turkey and South Africa are also reporting significant economic issues including fiscal deficits, falling growth rates, above target-inflation and political uncertainty from upcoming legislative and/or presidential elections. It is not possible to predict whether this economic and political turmoil might negatively impact the developed economies around the world, including the U.S. If these macro-economic and political issues are not managed appropriately, they could lead to currency, sovereign debt or banking crises and other financial turmoil and uncertainty.
Failure of the U.S. federal government to manage its fiscal matters may negatively impact the economic environment and adversely impact our results of operations.
An inability of the U.S. federal government to manage its fiscal matters, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our tenants. If economic conditions severely deteriorate as a result of government fiscal gridlock, our ability to lease space to our tenants may be significantly impacted.
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
An increase in interest rates could adversely impact our financial condition results of operations and cash flows.
Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates. During 2015, as a result of actions taken by the Federal Reserve, market interest rates increased. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.
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
Accounting for public companies in the U.S. has historically been conducted in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The International Accounting Standards Board (“IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”).  IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.
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
The SEC is still analyzing and considering whether IFRS should be incorporated into the U.S. financial reporting system.  It is unclear at this time how and when the SEC will propose that GAAP and IFRS be harmonized if the decision to incorporate is adopted.  In addition, incorporating a new method of accounting and adopting IFRS will be a complex undertaking.  We may need to develop new systems and controls based on the principles of IFRS.  Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.
We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and price of our common stock.

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
Our real estate development and redevelopment activities are subject to risks particular to development and redevelopment.
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

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions, which may cause delays or increase costs;

•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Schwimmer, Frankel and Khan who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity.
Our ability to retain our senior management, particularly Messrs. Schwimmer, Frankel and Khan or to attract suitable replacements should any members of our senior management leave, is dependent on the competitive nature of the employment market. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants. Further, the loss of a member of our senior management team could be negatively perceived in the capital markets.

Potential losses, including from adverse weather conditions and natural disasters, may not be covered by insurance.
We carry commercial property, liability and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that are appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. We do not carry insurance for certain types of extraordinary losses, such as loss from earthquakes, riots, war and wildfires because we believe such coverage is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from earthquakes, wildfires, riots, war and other uninsured losses.
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
We do not currently carry insurance for losses resulting from earthquakes because we do not believe appropriate coverage is available at a cost commensurate with the loss risk.  We will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage in the future if we deem it cost effective. However, until such time as we obtain such coverage, we would be required to bear all losses, including loss of invested capital and anticipated future cash flows, occurring at these properties as a result of an earthquake.
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
In recent years, the capital markets have been subject to periodic significant disruptions.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business, implement our growth plan and fund other cash requirements.  If we cannot obtain capital from third-party sources on favorable terms or at all when desired, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
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
Economic conditions in recent years have been unpredictable and varied greatly, creating uncertainty and in some cases severely impacted the lending and capital markets, particularly for real estate. The capital markets have witnessed significant adverse conditions in recent years, including a substantial reduction in the availability of, and access to, capital. Often the risk premium demanded by lenders has increased markedly, and underwriting standards have generally tightened. In addition, failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending sources available to the market. These conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness, and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms.
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
We have acquired properties in markets that are new to us. For example, our predecessor business acquired properties in Arizona and Illinois as part of an acquisition of a portfolio of properties that included four other properties located in our target markets. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard ASTM procedures in Phase I environmental studies, which we obtain on all property acquisitions. As needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on certain of the properties in our initial portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our initial portfolio. In addition, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation or known or suspected contamination. As a result, we could potentially incur material liability for these issues.
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
We hold certain debt instruments on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, over reported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with a number of their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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
In connection with the formation transactions, we entered into a Tax Matters Agreement with certain limited partners of our operating partnership, including Messrs. Ziman, Schwimmer and Frankel, that provides that if we dispose of any interest with respect to certain properties in our initial portfolio in a taxable transaction during the period from the completion of the IPO (July 24, 2013) through the seventh anniversary of such completion (July 24, 2020), our operating partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that exists with respect to such property interest as of the time of the IPO and tax liabilities incurred as a result of the indemnification payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under this agreement, our operating partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
As of December 31, 2015 we own 96.5% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our operating partnership to issue additional common units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2015 our consolidated portfolio consists of 119 wholly-owned properties located in Southern California infill markets totaling approximately 12.0 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2015.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles - Greater San Fernando Valley
901 W. Alameda Ave.	Burbank	1	Creative Office	1969 / 2009	44,924	0.4%	3	89.5%	$1,282,136	1.4%	$31.90
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.3%	4	100.0%	271,288	0.3%	8.74
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	1.1%	1	100.0%	1,161,504	1.2%	8.88
9401 De Soto Ave.(6)	Chatsworth	1	Warehouse / Light Manufacturing	1983	150,263	1.3%	—	—%	—	—%	—
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	2.7%	1	100.0%	1,801,123	1.9%	5.64
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,212	1.3%	8	77.5%	877,953	0.9%	7.39
700 Allen Ave., 1840 Dana St., & 1830 Flower	Glendale	3	Creative Office	1949, 1961 / 2011-2012	38,665	0.3%	1	65.1%	736,940	0.8%	29.28
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	473,345	4.0%	28	100.0%	4,739,209	5.1%	10.01
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.8%	1	85.7%	716,544	0.7%	8.32
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	1.7%	2	100.0%	1,715,244	1.8%	8.45
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.4%	1	100.0%	563,454	0.6%	11.65
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.3%	4	100.0%	626,945	0.7%	19.83
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.6%	1	100.0%	558,704	0.6%	7.26
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015	55,715	0.5%	1	100.0%	454,634	0.5%	8.16
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	1.2%	2	100.0%	945,427	1.0%	6.80
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.(7)	Sylmar	2	Warehouse / Light Manufacturing	1969, 2008 / 2006	133,356	1.1%	7	46.0%	591,698	0.6%	9.64
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,288	0.6%	23	96.1%	891,778	1.0%	12.32
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Light Manufacturing	1987 / 2006	90,722	0.8%	2	50.4%	322,631	0.3%	7.06
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,701	0.7%	11	69.0%	724,150	0.8%	13.17
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.7%	1	100.0%	497,446	0.5%	6.12

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	78,000	0.7%	60	93.8%	906,370	1.0%	12.38
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.4%	25	100.0%	637,102	0.7%	13.16
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.2%	2	100.0%	251,791	0.3%	8.52
Los Angeles - Greater San Fernando Valley Total		52			2,612,974	22.1%	189	86.0%	21,274,072	22.7%	9.47

Los Angeles - San Gabriel Valley
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.4%	1	100.0%	388,236	0.4%	7.49
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Light Manufacturing	1979	126,036	1.1%	5	100.0%	922,521	1.0%	7.32
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	2.0%	14	100.0%	2,197,007	2.3%	9.11
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.6%	1	100.0%	987,178	1.0%	12.99
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.6%	40	96.9%	742,359	0.8%	11.01
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.5%	1	100.0%	651,396	0.6%	10.13
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	99,735	0.8%	28	100.0%	901,806	1.0%	9.04
13914-13932 Valley Blvd.	La Puente	2	Warehouse / Light Manufacturing	1978, 1988 / 2012	58,084	0.5%	28	100.0%	541,845	0.6%	9.33
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.6%	1	100.0%	908,739	1.0%	13.40
2743 Thompson Creek Rd.	Pomona	1	Warehouse / Distribution	1983	245,961	2.1%	1	100.0%	1,106,825	1.2%	4.50
280 W. Bonita Ave.	Pomona	1	Warehouse / Distribution	1983	119,898	1.0%	1	100.0%	546,735	0.6%	4.56
3880 West Valley Blvd.	Pomona	1	Warehouse / Light Manufacturing	1980	108,703	0.9%	1	100.0%	748,877	0.8%	6.89
Los Angeles - San Gabriel Valley Total		25			1,329,214	11.1%	122	99.8%	10,643,523	11.3%	8.02

Los Angeles - Central
6020 Sheila St.	Commerce	1	Warehouse / Distribution	2000	70,877	0.6%	1	100.0%	978,103	1.0%	13.80
6700 S Alameda St.	Huntington Park	1	Warehouse / Distribution	1990 / 2008	78,280	0.7%	1	100.0%	1,080,264	1.2%	13.80
679-691 S Anderson St.(6)	Los Angeles	1	Warehouse / Light Manufacturing	1992	47,490	0.4%	1	50.0%	199,458	0.2%	8.40
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	1.6%	3	100.0%	1,373,369	1.5%	7.20
Los Angeles - Central Total		6			387,310	3.3%	6	93.9%	3,631,194	3.9%	9.99

Los Angeles - Mid-Counties
16221 Arthur St.	Cerritos	1	Warehouse / Light Manufacturing	1979	61,372	0.5%	1	100.0%	342,679	0.4%	5.58
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	1.5%	43	100.0%	1,452,285	1.5%	8.23
9615 Norwalk Blvd.(6)	Santa Fe Springs	2	Warehouse / Distribution	1975	38,362	0.3%	—	—%	—	—%	—
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	3	Warehouse / Distribution	1982 / 2009	106,995	0.9%	4	100.0%	875,826	0.9%	8.19
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.5%	5	100.0%	419,478	0.4%	7.23
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Light Manufacturing	1982	18,995	0.2%	1	100.0%	306,000	0.3%	16.11

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
12247 Lakeland Rd.(6)	Santa Fe Springs	1	Warehouse / Light Manufacturing	1971	24,875	0.2%	—	—%	—	—%	—
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.8%	1	100.0%	667,128	0.7%	6.60
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.7%	23	100.0%	725,083	0.8%	8.44
12910 East Mulberry Dr.	Whittier	1	Warehouse / Distribution	1962 / 2009	153,080	1.3%	1	100.0%	826,632	0.9%	5.40
Los Angeles - Mid-Counties Total		16			825,170	6.9%	79	92.3%	5,615,111	5.9%	7.37

Los Angeles - South Bay
1065 E. Walnut Ave.	Carson	1	Warehouse / Light Manufacturing	1974	172,420	1.4%	2	100.0%	1,927,545	2.1%	11.18
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989	78,183	0.7%	5	100.0%	564,503	0.6%	7.22
311, 319, 329 & 333 157th St.	Gardena	4	Warehouse / Light Manufacturing	1960-1971 / 2006-2011	60,000	0.5%	7	100.0%	470,681	0.5%	7.84
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	45,685	0.4%	5	75.3%	315,419	0.3%	9.17
6010 Paramount Ave., 2708 Seaboard Lane	Long Beach	1	Warehouse / Light Manufacturing	1981-1982	16,534	0.1%	2	100.0%	141,759	0.1%	8.57
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.8%	1	100.0%	632,912	0.7%	6.55
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.5%	15	100.0%	893,848	1.0%	14.04
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	1.4%	1	100.0%	1,294,243	1.4%	7.86
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.3%	10	100.0%	266,110	0.3%	8.80
7110 Rosecrans Ave.	Paramount	1	Warehouse / Light Manufacturing	1972 / 2015	73,439	0.6%	2	100.0%	547,509	0.6%	7.46
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.4%	25	88.3%	480,581	0.5%	11.00
24105 Frampton Avenue(6)	Torrance	1	Warehouse / Light Manufacturing	1974	49,841	0.4%	—	—%	—	—%	—
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968	88,580	0.7%	7	91.3%	557,495	0.6%	6.89
Los Angeles - South Bay Total		30			989,357	8.2%	82	92.5%	8,092,604	8.7%	8.85

Orange County - North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	120,313	1.0%	22	100.0%	1,242,118	1.3%	10.32
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim	2	Warehouse / Light Manufacturing	1973 / 2007	62,395	0.5%	29	92.1%	712,365	0.8%	12.40
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	1.0%	3	100.0%	873,648	0.9%	7.30
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	1.3%	14	100.0%	1,257,444	1.3%	7.80
1210 N Red Gum St	Anaheim	1	Warehouse / Light Manufacturing	1985	64,570	0.5%	1	100.0%	426,972	0.5%	6.61
22343-22349 La Palma Ave.	Yorba Linda	4	Warehouse / Light Manufacturing	1988	115,760	1.0%	59	90.3%	1,256,673	1.3%	12.03
Orange County - North Total		17			644,016	5.3%	128	97.5%	5,769,221	6.1%	9.19

Orange County - West
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	170,865	1.4%	1	100.0%	1,408,130	1.5%	8.24
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	1.0%	1	100.0%	854,764	0.9%	7.44
Orange County - West Total		2			285,777	2.4%	2	100.0%	2,262,894	2.4%	7.92

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)

Orange County - South
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Light Manufacturing	1998	46,178	0.4%	1	100.0%	371,271	0.4%	8.04

Orange County - Airport
1601 Alton Pkwy.(6)	Irvine	1	Warehouse / Light Manufacturing	1974	124,000	1.0%	1	39.8%	481,933	0.5%	9.77
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	1.0%	1	100.0%	741,850	0.8%	6.08
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	0.8%	56	94.2%	1,066,250	1.1%	11.19
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.3%	13	96.4%	370,435	0.4%	9.97
200-220 South Grand Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	27,200	0.2%	9	80.1%	238,090	0.3%	10.92
2610 & 2701 S. Birch Street(6)	Santa Ana	1	Warehouse / Light Manufacturing	1965 / 2015	98,230	0.8%	—	—%	—	—%	—
Orange County - Airport Total		11			511,270	4.1%	80	63.7%	2,898,557	3.1%	8.90

San Bernardino - Inland Empire West
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.9%	2	100.0%	496,974	0.5%	4.54
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	1.1%	2	100.0%	609,394	0.7%	4.66
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair	5	Warehouse / Light Manufacturing	1974	88,016	0.8%	43	82.2%	712,601	0.8%	9.84
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.9%	1	100.0%	465,960	0.5%	4.32
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,322	1.1%	29	95.3%	818,773	0.9%	6.70
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	1.0%	17	91.3%	597,995	0.6%	5.76
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Light Manufacturing	2001	111,890	0.9%	5	100.0%	655,069	0.7%	5.85
9375 Archibald Ave.	Rancho Cucamonga	8	Light Industrial / Office	1980 / 2007	62,677	0.5%	39	91.3%	550,107	0.6%	9.62
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	1.1%	5	100.0%	1,844,012	2.0%	14.26
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.7%	4	100.0%	467,598	0.5%	5.75
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.9%	59	98.9%	985,787	1.1%	9.27
San Bernardino - Inland Empire West Total		39			1,170,883	9.9%	206	96.7%	8,204,268	8.9%	7.24

San Bernardino - Inland Empire East
77-700 Enfield Lane	Palm Desert	1	Warehouse / Light Manufacturing	1990	21,607	0.2%	7	100.0%	172,074	0.2%	7.96
6750 Unit B-C - 6780 Central Ave.	Riverside	4	Warehouse / Light Manufacturing	1978	63,675	0.5%	6	100.0%	378,478	0.4%	5.94
San Bernardino - Inland Empire East Total		5			85,282	0.7%	13	100.0%	550,552	0.6%	6.46

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	1.8%	11	100.0%	1,722,407	1.8%	8.01

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Distribution	2008	137,785	1.2%	25	100.0%	1,204,077	1.2%	8.74
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	86,904	0.7%	20	95.9%	805,075	0.9%	9.66
1800 Eastman Ave	Oxnard	1	Warehouse / Distribution	2009	33,332	0.3%	1	100.0%	227,213	0.2%	6.82
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.6%	2	100.0%	535,443	0.6%	7.66
2350-2380 Eastman Ave	Oxnard	4	Warehouse / Distribution	2003	55,296	0.5%	24	89.3%	507,566	0.5%	10.28
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Distribution	1989	49,639	0.4%	13	81.8%	330,048	0.4%	8.13
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Distribution	1988	132,187	1.1%	24	95.5%	1,015,705	1.1%	8.05
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	1.0%	20	100.0%	1,081,231	1.2%	8.61
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	1.1%	1	100.0%	816,063	0.9%	6.00
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,530	0.9%	13	71.8%	765,837	0.8%	10.41
Ventura County Total		27			1,144,271	9.6%	154	95.3%	9,010,666	9.6%	8.26

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	1.3%	4	92.3%	1,225,551	1.3%	8.77
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,955	0.8%	9	86.3%	1,009,195	1.0%	12.99
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.7%	8	100.0%	753,984	0.8%	9.37
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.6%	4	75.4%	537,872	0.6%	9.96
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	121,892	1.0%	14	100.0%	936,067	1.0%	7.68
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.6%	8	84.8%	517,802	0.6%	8.86
San Diego - North County Total		17			584,258	5.0%	47	91.1%	4,980,472	5.3%	9.36

San Diego - Central
12345 First American Way	Poway	1	Light Manufacturing / Flex	2002 / 2007	40,022	0.3%	2	100.0%	484,779	0.5%	12.11
12720-12860 Danielson Ct.	Poway	6	Light Industrial / Office	1999	112,062	0.9%	18	100.0%	1,099,495	1.2%	9.81
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,501	0.9%	33	98.4%	1,537,586	1.6%	13.89
2535 Midway Dr.(6)	San Diego	2	Warehouse / Distribution	1972	373,744	3.1%	—	—%	—	—%	—
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,763	1.6%	53	98.0%	2,600,390	2.8%	14.13
9340 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	86,564	0.7%	3	100.0%	740,550	0.8%	8.55
9404 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	46,846	0.4%	1	100.0%	475,056	0.5%	10.14
9455 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	96,840	0.8%	2	100.0%	803,304	0.9%	8.30
9755 Distribution Ave.	San Diego	1	Warehouse / Light Manufacturing	1974	47,666	0.4%	2	100.0%	419,745	0.4%	8.81
9855 Distribution Ave	San Diego	1	Warehouse / Light Manufacturing	1983	60,819	0.5%	2	100.0%	568,575	0.6%	9.35
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	0.8%	44	93.7%	1,243,664	1.3%	13.55

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
San Diego - Central Total		42			1,262,794	10.4%	160	69.5%	9,973,144	10.6%	11.37

San Diego - South County
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	76,701	0.6%	16	62.6%	432,190	0.5%	9.00

Consolidated Portfolio - Total / Weighted Average	119 Properties	292			11,955,455	100.0%	1,285	89.2%	93,709,739	100.0%	8.79

(1)	Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.

(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2015.

(3)	Calculated as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2015, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(4)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2015.

(5)	Calculated as annualized base rent for such property divided by leased square feet for such property as of December 31, 2015.

(6)	This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2015, or is expected to be placed under repositioning in 2016.

(7)	As of December 31, 2015, 72,000 of the 133,356 total rentable square feet located at 15140 & 15148 Bledsoe Street is undergoing repositioning.
Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2015.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Light Manufacturing	67	87.8%	5,711,294	47.8%	$44,091	47.1%	$8.79
Warehouse / Distribution	36	89.9%	4,937,784	41.3%	$34,887	37.2%	$7.86
Light Manufacturing / Flex	9	91.6%	800,032	6.7%	$8,333	8.9%	$11.37
Light Industrial / Office(5)	7	94.1%	506,345	4.2%	$6,399	6.8%	$13.43
Total / Weighted Average	119	89.2%	11,955,455	100.0%	$93,710	100.0%	$8.79

(1)	Calculated as the average occupancy at such properties as of December 31, 2015.

(2)
Calculated for each property as the monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2015, multiplied by 12, and then aggregated by property type.  Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2015.

(4)	Calculated for each property type as annualized base rent for such property type divided by leased square feet for such property type as of December 31, 2015.

(5)	Includes two properties (901 West Alameda and 700 Allen) aggregating 83,589 rentable square feet that are classified as Creative Office.

Uncommenced Leases

Uncommenced leases as of December 31, 2015, reflect signed leases that have not yet commenced as of December 31, 2015.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases.

Market	Leased Square Feet Under Uncommenced Leases	Pro Forma Occupancy(1)	Annualized Base Rent Under Uncommenced Leases(2)	Total Pro Forma Annualized Base Rent(3)	Total Pro Forma Annualized Base Rent per Square Foot(4)
Los Angeles County	5,806	91.5%	$83	$49,339	$8.78
San Diego County	1,818	75.9%	$22	$15,408	$10.56
Orange County	—	86.4%	$—	$11,302	$8.79
Ventura County	3,318	95.6%	$34	$9,045	$8.27
San Bernardino County	1,680	97.1%	$13	$8,768	$7.19
Total/Weighted Average	12,622	89.3%	$152	$93,862	$8.79

(1)	Pro forma occupancy is calculated as (i) square footage under lease as of December 31, 2015 plus additional square footage leased pursuant to uncommenced leases as of December 31, 2015.

(2)
Annualized base rent under uncommenced leases is calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced leases, by 12 and then aggregating by market. Amounts in thousands.

(3)	Total pro forma annualized base rent is calculated by adding annualized base rent as of December 31, 2015 and annualized base rent under uncommenced leases. Amounts in thousands.

(4)
Annualized base rent per square foot under uncommenced leases is calculated as (i) annualized rent base under leases entered into as of December 31, 2015 but that had not commenced as of December 31, 2015, divided by (ii) leased square feet under uncommenced leases.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized rent as of December 31, 2015.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Greater San Fernando Valley	23	86.0%	2,612,974	21.9%	$21,274	22.6%	$9.47
San Gabriel Valley	12	99.8%	1,329,214	11.1%	$10,644	11.4%	$8.02
Central LA	4	93.9%	387,310	3.2%	$3,631	3.9%	$9.99
Mid-Counties	10	92.3%	825,170	6.9%	$5,615	6.0%	$7.37
South Bay	13	92.5%	989,357	8.3%	$8,093	8.6%	$8.85
Subtotal / Weighted Average	62	91.4%	6,144,025	51.4%	$49,257	52.5%	$8.77
Orange County
North Orange County	6	97.5%	644,016	5.4%	$5,769	6.2%	$9.19
West Orange County	2	100.0%	285,777	2.4%	$2,263	2.4%	$7.92
South Orange County	1	100.0%	46,178	0.4%	$371	0.4%	$8.04
OC Airport	6	63.7%	511,270	4.2%	$2,899	3.1%	$8.90
Subtotal / Weighted Average	15	86.4%	1,487,241	12.4%	$11,302	12.1%	$8.79
San Bernardino County
Inland Empire West	11	96.7%	1,170,883	9.8%	$8,204	8.8%	$7.24
Inland Empire East	2	100.0%	85,282	0.7%	$551	0.6%	$6.46
Subtotal / Weighted Average	13	97.0%	1,256,165	10.5%	$8,755	9.4%	$7.19
Ventura County
Ventura	11	95.3%	1,144,271	9.6%	$9,011	9.6%	$8.26
Subtotal / Weighted Average	11	95.3%	1,144,271	9.6%	$9,011	9.6%	$8.26
San Diego County
North County	6	91.1%	584,258	4.9%	$4,980	5.3%	$9.36
Central	11	69.5%	1,262,794	10.6%	$9,973	10.6%	$11.37
South County	1	62.6%	76,701	0.6%	$432	0.5%	$9.00
Subtotal / Weighted Average	18	75.8%	1,923,753	16.1%	$15,385	16.4%	$10.56

Consolidated Portfolio - Total / Weighted Average	119	89.2%	11,955,455	100.0%	$93,710	100.0%	$8.79

(1)	Calculated as the average occupancy at such properties as of December 31, 2015.

(2)
Calculated for each property as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2015, multiplied by 12, and then aggregated by market. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2015.

(4)	Calculated as annualized base rent for such market divided by leased square feet for such market as of December 31, 2015.
Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized rent as of December 31, 2015.

Industry	Number of Leases(1)	Leased Square Feet(2)	Percentage of Total Leased Square Feet	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Square Foot(5)
Wholesale/Retail	145	1,423,638	13.3%	$11,039	11.9%	$7.75
Light Manufacturing	89	1,103,655	10.3%	$8,610	9.2%	$7.80
Industrial Equipment & Components	85	1,023,728	9.6%	$8,381	8.9%	$8.19
Warehousing & Storage	103	1,179,345	11.1%	$8,124	8.7%	$6.89
Food & Beverage	89	794,096	7.4%	$7,848	8.4%	$9.88
Business Services	146	530,033	5.0%	$6,407	6.8%	$12.09
Technology & Electronics	86	605,574	5.7%	$6,191	6.6%	$10.22
Construction	107	619,306	5.8%	$5,453	5.8%	$8.81
Automotive	101	574,929	5.4%	$5,246	5.6%	$9.12
Paper & Printing	26	647,168	6.1%	$5,189	5.5%	$8.02
Healthcare	73	437,889	4.1%	$4,169	4.4%	$9.52
Logistics & Transportation	51	454,356	4.3%	$3,743	4.0%	$8.24
Pharmaceuticals	22	304,586	2.9%	$3,399	3.6%	$11.16
Apparel	44	377,358	3.5%	$3,098	3.3%	$8.21
Other	52	258,838	2.4%	$2,887	3.1%	$11.15
Sporting & Recreational Goods	45	222,123	2.1%	$2,161	2.3%	$9.73
Government	4	65,923	0.6%	$1,172	1.3%	$17.78
Financial Services	17	42,786	0.4%	$593	0.6%	$13.85
Total / Weighted Average	1,285	10,665,331	100.0%	$93,710	100.0%	$8.79

(1)	A single lease may cover space in more than one building.

(2)	Excludes 12,622 leased square feet under signed leases that had not yet commenced as of December 31, 2015.

(3)
Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2015, multiplied by 12, and then aggregated by industry.  Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(4)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2015. Amounts in thousands.

(5)	Calculated as annualized base rent for tenants in such industry divided by leased square feet for tenants in such industry as of December 31, 2015.
Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2015, our consolidated properties were 89.3% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.2% of our total annualized base rent. Our average lease size is approximately 8,300 square feet, and approximately 60% of our total leased square feet consist of leases that are less than 50,000 square feet each. Our 10 largest tenants account for 14.6% of our annualized base rent as of December 31, 2015. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.
The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2015.

Tenant	Submarket	Number of Properties	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
32 Cold, LLC	Central LA	2	149,157	1.4%	$2,058	2.2%	$13.80	1/31/2026(4)
Cosmetic Laboratories of America, LLC	Greater San Fernando Valley	1	319,348	3.0%	$1,801	1.9%	$5.64	6/30/2020
PureTek Corporation, a California corporation	Greater San Fernando Valley	2	189,550	1.8%	$1,504	1.6%	$7.94	1/31/2026(5)
Valeant Pharmaceuticals International, Inc.	West Orange County	1	170,865	1.6%	$1,408	1.5%	$8.24	12/31/2019
Triumph Processing, Inc.	South Bay	1	164,662	1.5%	$1,294	1.4%	$7.86	5/31/2030
Senior Operations, Inc.	Greater San Fernando Valley	1	130,800	1.2%	$1,162	1.2%	$8.88	11/30/2024
Biosense Webster, Inc.	San Gabriel Valley	2	89,920	0.9%	$1,153	1.2%	$12.82	10/31/2020(6)
KT's Kitchen	South Bay	1	87,420	0.8%	$1,118	1.2%	$12.79	4/30/2021
Warehouse Specialists, Inc.	San Gabriel Valley	1	245,961	2.3%	$1,107	1.2%	$4.50	11/30/2017
Department of Corrections	Inland Empire West	1	58,781	0.6%	$1,073	1.2%	$18.25	3/31/2020
Top 10 Tenants		13	1,606,464	15.1%	$13,678	14.6%	$8.51
All Other Tenants		106	9,058,867	84.9%	$80,032	85.4%	$8.83
Total Consolidated Portfolio		119	10,665,331	100.0%	$93,710	100.0%	$8.79

(1)
Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2015, multiplied by 12.  Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2015.

(3)	Calculated as annualized base rent for such tenant divided by leased square feet for such tenant as of December 31, 2015.

(4)	Includes (i) 78,280 rentable square feet expiring September 30, 2025 and (ii) 70,877 rentable square feet expiring January 31, 2026.

(5)
As of December 31, 2015, PureTek occupied (i) 76,993 rentable square feet expiring December 31, 2015 with annualized base rent of approximately $7.26 per square foot and (ii) 112,557 rentable square feet expiring January 31, 2026 with annualized base rent of approximately $8.44 per square foot.

(6)	Includes (i) 1,120 rentable square feet expiring September 30, 2016, (ii) 12,800 rentable square feet expiring September 30, 2017 and (iii) 76,000 rentable square feet expiring October 31, 2020.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2015, there were 150 triple net leases in our consolidated portfolio, representing approximately 45% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31,

2015, there were 918 modified gross leases in our consolidated portfolio, representing approximately 45% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2015, there were 217 gross leases in our consolidated portfolio, representing approximately 10% of our total annualized base rent.
The following table provides information regarding our leases as of December 31, 2015:

Square Feet	Number of Leases	Leased Square Feet(1)	Percentage of Total Leased Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
<4,999	907	1,895,912	17.8%	$20,212	21.6%	$10.66
5,000 - 9,999	157	1,089,921	10.2%	$10,823	11.5%	$9.93
10,000 - 24,999	142	2,216,792	20.8%	$20,488	21.9%	$9.24
25,000 - 49,999	35	1,229,941	11.5%	$10,495	11.2%	$8.53
>50,000	44	4,232,765	39.7%	$31,692	33.8%	$7.49
Total / Weighted Average	1,285	10,665,331	100.0%	$93,710	100.0%	$8.79

(1)	Excludes 12,622 leased square feet under signed leases that had not yet commenced as of December 31, 2015.

(2)
Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2015, multiplied by 12, and then aggregated by square feet. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2015.

(4)	Calculated as annualized base rent for such leases divided by leased square feet for such leases as of December 31, 2015.
Lease Expirations
As of December 31, 2015, our weighted average in-place remaining lease term was approximately 2.9 years including month-to-month leases, and approximately 3.0 years excluding month-to-month leases. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2015, plus available space, for each of the 10 full calendar years commencing December 31, 2015 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
MTM Tenants(5)	117	247,789	2.1%	$2,716	2.9%	$10.96
Available(6)	—	1,290,124	10.8%	—	—%	$—
2015	11	152,349	1.3%	1,128	1.2%	$7.40
2016	417	2,955,395	24.7%	24,361	26.0%	$8.24
2017	362	2,188,195	18.3%	19,138	20.4%	$8.75
2018	227	1,435,427	12.0%	13,296	14.2%	$9.26
2019	59	915,368	7.7%	7,570	8.1%	$8.27
2020	50	1,067,540	8.9%	9,764	10.4%	$9.15
2021	21	487,033	4.1%	5,231	5.6%	$10.74
2022	7	156,065	1.3%	895	1.0%	$5.74
2023	4	106,278	0.9%	1,284	1.4%	$12.08
2024	4	472,125	3.9%	3,602	3.8%	$7.63
Thereafter	6	481,767	4.0%	4,725	5.0%	$9.81
Total Consolidated Portfolio	1,285	11,955,455	100.0%	$93,710	100.0%	$8.79

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent per the terms of such lease, as of December 31, 2015, multiplied by 12. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2015.

(4)	Calculated as annualized base rent for such tenant divided by leased square feet for such tenant as of December 31, 2015.

(5)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy. Includes 55 tenants under MTM leases at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

(6)	Represents vacant space as of December 31, 2015.

Repositioning and Redevelopment
As of December 31, 2015, eight of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on one additional property during 2016. Additionally, during the year ended December 31, 2015, we completed the repositioning of three of our properties. The table below sets forth a summary of these properties:

					Estimated Construction Period
Property (Submarket)	Market	Total Rentable Square Feet	Vacant Rentable Square Feet	Acquisition Date	Start	Completion(1)	Occupancy at 12/31/15
Current Repositioning/Lease-up:
2610 & 2701 S. Birch St. (OC Airport)(2)	OC	98,230	98,230	6/5/2014	2Q-2015	4Q-2015	—%
1601 Alton Pkwy. (OC Airport)	OC	124,000	74,667	6/27/2014	4Q-2014	4Q-2016	39.8%
9401 De Soto Ave. (SF Valley)	LA	150,263	150,263	3/18/2015	2Q-2015	1Q-2016	—%
24105 Frampton Ave. (South Bay)	LA	49,841	49,841	3/20/2014	2Q-2015	1Q-2016	—%
9615 Norwalk Blvd. (Mid-Counties)	LA	38,362	38,362	4/30/2015	3Q-2015	2Q-2017	—%
12247 Lakeland Road (Mid-Counties)	LA	24,875	24,875	12/16/2015	1Q-2016	3Q-2016	—%
2535 Midway Drive Phase I (Central SD)	SD	228,824	228,824	10/22/2015	4Q-2015	1Q-2017	—%
2535 Midway Drive Phase II (Central SD)	SD	144,920	144,920	10/22/2015	4Q-2017	1Q-2018	—%
Total/Weighted Average		859,315	809,982				5.8%

Repositioning Space:
15140 & 15148 Bledsoe St. (SF Valley)	LA	133,356	72,000		1Q-2015	1Q-2016	46.0%

Future Repositioning:
679-691 S. Anderson St. (Central LA)	LA	47,490	23,745	11/24/2014	1Q-2016	2Q-2016	50.0%

Total Current and Future Repositioning and Lease-up		1,040,161	905,727				12.9%

Completed Repositioning:
7110 Rosecrans Ave. (South Bay)	LA	73,439	—	1/15/2014	3Q-2014	1Q-2015	100.0%
7900 Nelson Rd. (SF Valley)(3)	LA	202,905	—	11/25/2014	1Q-2015	1Q-2016	100.0%
605 8th Street (SF Valley)(3)	LA	55,715	—	8/26/2014	4Q-2014	1Q-2016	100.0%
		332,059	—				100.0%

(1)
The estimated construction completion period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)	The repositioning of 2610 & 2701 S. Birch was completed during 4Q-2015 and as of December 31, 2015 is in lease-up.

(3)
As of December 31, 2015, we have substantially completed the repositioning of 7900 Nelson Road and 605 8th Street and have fully leased both buildings. The remaining construction work, which primarily consists of completing exterior improvements, is estimated to be completed in 1Q-2016.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenant at the properties in our portfolio as follows:

	The Year Ended December 31,
	2015			2014			2013
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases - First Generation(3)(4)	$736	516,605	$1.42	$547	272,523	$2.01	$455	397,036	$1.15
New Leases - Second Generation(3)(5)	1,509	893,499	1.69	1,303	679,558	1.92	245	221,601	1.11
Renewal Leases	190	209,910	0.91	419	568,956	0.74	168	234,019	0.72
Total Tenant Improvements	$2,435	1,620,014	$1.50	$2,269	1,521,037	$1.49	$868	852,656	$1.02
Leasing Commissions
New Leases - First Generation(3)(4)	$1,538	868,335	$1.77	$597	426,427	$1.40	$678	393,293	$1.72
New Leases - Second Generation(3)(5)	1,108	890,044	1.24	767	704,126	1.09	328	324,734	1.01
Renewal Leases	255	579,677	0.44	674	671,935	1.00	352	469,010	0.75
Total Leasing Commissions	$2,901	2,338,056	$1.24	$2,038	1,802,488	$1.13	$1,358	1,187,037	$1.14
Total Tenant Improvements & Leasing Commissions	$5,336	3,958,070	$2.74	$4,307	3,323,525	$2.62	$2,226	2,039,693	$2.16

(1)	Cost is reported in thousands. Costs of tenant improvements include contractual tenant allowances and costs necessary to prepare a space for occupancy by a new tenant.

(2)
Per Square foot (“PSF”) amounts calculated by dividing the aggregate tenant improvement and/or leasing commission cost by the aggregate square footage of the leases in which we incurred such costs, excluding new/renewal leases in which there were no tenant improvements and/or leasing commissions.

(3)	New leases represent all leases other than renewal leases.

(4)
Tenant improvements and leasing commissions related to our initial leasing of vacant space in acquired properties or leasing of a space that has been vacant for more than 12 months, are considered first generation costs.

(5)	Tenant improvements and leasing commissions related to leasing of a space that has been previously occupied by a tenant during the prior 12 months, are considered second generation costs.

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2015			2014			2013
	Cost(1)	Square Feet(2)	PSF(4)	Cost(1)	Square Feet(2)	PSF(4)	Cost(1)	Square Feet(3)	PSF(4)
Non-Recurring Capital Expenditures(4)	$14,472	6,118,145	$2.37	$9,053	4,575,916	$1.98	$1,708	5,434,314	$0.31
Recurring Capital Expenditures(5)	3,530	10,710,780	$0.33	2,387	7,621,459	$0.31	869	5,434,314	$0.16
Total Capital Expenditures	$18,002			$11,440			$2,577

(1)	Cost is reported in thousands.

(2)
For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio for the period.

(3)	Square footage based on the average of the last four quarters.

(4)	PSF amounts calculated by dividing the aggregate annualized capital expenditure costs by the square footage as defined in (2) and (3) above.

(5)
Non-recurring capital expenditures are expenditures made in respect of a property for improvement to the appearance of such property or any other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, or capital expenditures for deferred maintenance existing at the time such property was acquired.

(6)
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. On February 18, 2016, the reported closing sale price per share of our common stock was $17.02, and there were approximately 191 holders of record. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
The following table sets forth the high and low closing sales prices for our common stock as reported by the NYSE and the per share dividends declared on our common stock, for the periods indicated:

	Range
Period	High	Low	Cash Dividend per Common Share
2015:
First Quarter	$16.69	$15.52	$0.120
Second Quarter	$16.08	$14.48	$0.120
Third Quarter	$15.10	$12.69	$0.135
Fourth Quarter	$16.66	$13.92	$0.135
2014:
First Quarter	$14.75	$12.83	$0.120
Second Quarter	$14.50	$13.98	$0.120
Third Quarter	$14.87	$13.59	$0.120
Fourth Quarter	$16.00	$13.66	$0.120
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
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015 (1)	2,784	$15.28	N/A	N/A
November 1, 2015 to November 30, 2015	—	—	N/A	N/A
December 1, 2015 to December 31, 2015	—	—	N/A	N/A
	2,784	$15.28	N/A	N/A

(1)	In October 2015, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Performance Graph
The following graph compares the cumulative total stockholder return on the common stock of Rexford Industrial Realty, Inc. from July 18, 2013 to December 31, 2015 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on July 18, 2013 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Rexford Industrial Realty, Inc.

Total Return Performance
130
125
120
115
110
105
100
95
90
Index Value
Rexford Industrial Realty, Inc.
S&P 500
MSCI US REIT
SNL US REIT Industrial
07/18/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15

	Period Ending										
Index	**07/18/13**	**09/30/13**	**12/31/13**	**03/31/14**	**06/30/14**	**09/30/14**	**12/31/14**	**03/31/15**	**06/30/15**	**09/30/15**	**12/31/15**
Rexford Industrial Realty, Inc.	100.00	96.50	95.80	103.79	105.10	103.02	117.83	119.49	111.09	106.12	126.93
S&P 500	100.00	99.97	110.47	112.47	118.36	119.69	125.60	126.79	127.14	118.96	127.34
MSCI US REIT	100.00	92.13	91.51	100.64	107.69	104.35	119.31	124.97	111.92	114.23	122.31
SNL US REIT Industrial	100.00	93.94	93.91	104.52	106.36	98.68	113.62	115.40	100.84	105.85	117.07

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
The summary historical consolidated and combined financial and operating data as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013, the period from January 1, 2013 to July 23, 2013, and the years ended December 31, 2012 and 2011, have been derived from our audited historical consolidated financial statements subsequent to our IPO and our audited historical combined financial statements of Rexford Industrial Realty, Inc. Predecessor prior to our IPO.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations and properties held for sale for all periods presented.

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands, except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$93,900	$66,581	$21,618	$22,747	$32,994	$27,739
Net income (loss) from continuing operations	$1,950	$(1,170)	$(1,002)	$(8,194)	$(8,314)	$(7,434)
Net income (loss)	$1,950	$976	$(711)	$(4,281)	$(8,957)	$(6,337)
Per Share Data:
Weighted average common shares outstanding - basic and diluted	54,024,923	31,953,506	24,925,226
Net income (loss) from continuing operations available to common stockholders	$0.03	$(0.04)	$(0.04)
Net income (loss) available to common stockholders	$0.03	$0.02	$(0.03)
Dividends declared per common share	$0.51	$0.48	$0.21
Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$1,188,766	$930,462	$540,623		$368,978	$344,728
Total real estate held for investment, after accumulated depreciation	$1,085,143	$853,578	$481,673		$313,608	$298,797
Total assets(1)	$1,153,251	$932,185	$554,236		$419,114	$381,976
Notes payable(1)	$418,154	$356,362	$192,008		$294,037	$282,106
Total liabilities(1)	$459,507	$386,308	$212,467		$322,866	$314,295
Total equity	$693,744	$545,877	$341,769		$96,248	$67,681
Other Data:
Funds from operations(2)	$43,844	$27,970	$8,316	$4,307	$4,614	$1,973
Cash flow provided by operating activities	$40,508	$24,504	$8,912	$4,593	$1,080	$(3,349)
Cash flow used in investing activities	$(236,774)	$(380,581)	$(81,719)	$(46,616)	$(23,778)	$(42,303)
Cash flow provided by (used in) financing activities	$192,861	$355,686	$81,804	$(1,476)	$45,269	$51,569
Total number of in-service properties	119	98	68	61	60	53

(1)
During 2015, we adopted ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying value of the debt liability. As a result, we reclassified net debt issuance costs from an asset to a reduction in the carrying amount of our notes payable as of December 31, 2014. Prior period amounts within this table have been reclassified to conform to the current year presentation. For additional details, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.

(2)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the sections of this Annual Report on Form 10-K entitled “Risk Factors,” “Forward-Looking Statements,” “Business” and our audited consolidated and combined financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013.  Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets.  We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute 90% of our taxable income to our shareholders and maintain our qualification as a REIT.
As of December 31, 2015, our consolidated portfolio consisted of 119 properties with approximately 12.0 million rentable square feet.  We also hold a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million square feet, which we manage. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties where we can enhance returns through value-add renovations and redevelopment. We believe that Southern California infill markets are among the most attractive industrial markets for investment in the United States. Scarcity of available space and high barriers limiting new construction all contribute to create superior long-term supply/demand fundamentals. With our vertically integrated platform and extensive value-add investment and management capabilities, we believe we are in a position to take advantage of the opportunities in our markets to achieve our objectives.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. Available industrial supply continues to dwindle, landlord concessions are reducing, and construction deliveries are falling short of demand. Even with concerns about global growth and the threat of rising interest rates, we are seeing a number of positive trends in some of our key markets that we expect will continue into the upcoming year.
In Los Angeles County, we continue to see positive net absorption as construction deliveries continue to lag behind absorption.  We expect this dynamic will cause further tightness in the market and drive upward pressure on leasing rates and occupancy.
In Orange County, activity levels showed a dramatic improvement over the previous year. We also saw positive net absorption during 2015.  Rents have continued their upward trend, and we expect that the low availability of industrial product in this region will also cause leasing rates to improve in the upcoming year.
In San Diego, 2015 was a historic year, breaking a number of records. The full year net absorption was the highest figure since 2006.  Strong activity in San Diego also led to the lowest ever vacancy recorded in the region, which will position the market strongly for 2016.
In Ventura County, we have also seen positive net absorption and occupancy, and lease rates have remained steady throughout 2015.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remains low and asking lease rates have increased over the year. We expect the outlook for the Inland Empire to remain strong over the upcoming year as well.

2015 Highlights
Acquisitions

•
During 2015, we acquired 21 properties, aggregating 2.1 million square feet, for an aggregate cost of $248 million, of which 10 properties aggregating 1.2 million square feet were considered value-add acquisitions.

Repositioning

•
During 2015, we completed value-add repositioning at three of our properties located at 7110 Rosecrans Avenue, 605 8th Street and 7900 Nelson Road. As of December 31, 2015, these properties were fully stabilized with returns above original anticipated rates. Additionally, we completed repositioning at a fourth property located at 2610 & 2701 Birch Street that is currently in lease-up.

Financing

•	During 2015, we obtained an investment grade rating of BBB- from Fitch Ratings on our unsecured revolving credit facility, unsecured term loan facility and unsecured guaranteed senior notes.

•	In August 2015, we completed a private placement of $100 million of 10-year senior notes at a fixed interest rate of 4.29%.

•	In August 2015, we used proceeds from the private placement to prepay a $42.75 million secured term loan maturing in 2016 and a $48.5 million secured term loan maturing in 2017.
Equity

•
In February 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock, including the underwriters exercise in full of its option to purchase an additional 1,500,000 shares of our common stock), at an offering price of $16.00 per share, for net proceeds of $176.2 million.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flows will depend in part on the expansion of our portfolio through disciplined property acquisitions, the execution of value-add repositioning or redevelopment strategies and the maintenance of our proactive approach to leasing and asset management.
Acquisitions and Repositioning of Properties
During the year ended December 31, 2015, we completed the acquisition of 21 properties totaling approximately 2.1 million rentable square feet for an aggregate purchase price of $248 million. These acquisitions represent a 21.7% increase in total portfolio rentable square feet from the prior year. Of the 21 properties we acquired, 10 properties totaling 1.2 million rentable square feet were considered value-add acquisitions. These value-add acquisitions have opportunities for repositioning or redevelopment, professional management, or re-tenanting to optimize occupancy rates and cash flows. Four of these 10 value-add acquisitions are currently undergoing or are anticipated to undergo repositioning in the near term.
A repositioning can consist of a range of improvements to a property. These improvements may include a complete renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the building exterior and property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, as well as fire-life-safety systems or other accretive improvements.  Each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket. As a result, the timing and effect of our repositioning efforts to our rental revenue and occupancy levels will vary and affect the comparison of our operational results from period to period.

Rental Revenue and Tenant Reimbursements
Our operating results depend primarily upon generating rental revenue from the properties in our consolidated portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and lease rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.

Occupancy Rates. On December 31, 2015, our consolidated portfolio was 89.2% occupied. Our occupancy rate is impacted by our repositioning and redevelopment activity, as properties are taken out of service, as well as by overall market conditions in the areas in which we operate.
As part of our growth strategy, we acquire properties with value-add opportunities to increase cash flows and value that may operate at below-market occupancy at the time of acquisition, or where we may subsequently drive vacancy to facilitate value-add repositioning. Through various redevelopment, repositioning and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, stabilize the properties at occupancy and rental rates that meet or exceed market rates. Consistent with this strategy, nine of our properties, which have 0.9 million vacant rentable square feet, are currently in various stages of redevelopment, repositioning, lease-up, or are expected to be placed under repositioning in 2016. See Item 2. Properties - Repositioning and Redevelopment for additional details. These nine properties are concentrated in our Los Angeles, Orange County and San Diego markets, and on a weighted average basis, were only 12.9% occupied at December 31, 2015. Including these properties, our weighted average occupancy rate as of December 31, 2015, in Los Angeles, Orange County and San Diego was 91.4%, 86.4% and 75.8%, respectively. Excluding these properties, our weighted average occupancy rate as of December 31, 2015, in these markets was 97.0%, 97.8% and 94.0%, respectively, and our overall portfolio occupancy excluding these properties was 96.5%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as the identification of new opportunities for redevelopment and repositioning, subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Throughout 2015, the Los Angeles, Orange and San Diego county markets have continued to show low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive in 2016, and we believe the opportunity to increase occupancy and rental rates at our properties will be a significant driver of future revenue growth.
Leasing Activity and Rental Rates. Over the past four quarters of 2015, we have generated positive leasing and re-leasing spreads for both new and renewal leases. We believe that our ability to maintain or increase leasing activity and rental rates in our markets will be a significant driver of increasing rental revenue and cash flows.
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2015:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	Cash Rent Change(2)(4)	GAAP Rent Change(3)(4)
Q1-2015	72	458,301	4.7	$8.78	5.7%	15.1%
Q2-2015	57	283,695	3.8	$9.60	7.1%	14.4%
Q3-2015	38	216,499	4.0	$9.36	5.0%	18.0%
Q4-2015	61	343,876	4.8	$9.82	9.5%	17.6%
Total/Weighted Average	228	1,302,371	4.4	$9.33	6.9%	16.1%

	Renewals						Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	Cash Rent Change(2)(5)	GAAP Rent Change(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2015	69	319,849	2.3	$9.46	3.9%	10.2%	120	625,534	51.1%
Q2-2015	85	442,019	2.0	$8.65	6.9%	15.9%	130	857,483	51.5%
Q3-2015	69	323,085	2.5	$8.74	5.6%	15.5%	110	455,677	70.9%
Q4-2015	58	237,935	3.0	$10.23	4.3%	9.8%	101	378,694	62.8%
Total/Weighted Average	281	1,322,888	2.4	$9.15	5.4%	13.3%	461	2,317,388	57.1%

(1)	Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year.

(2)	Calculated as the change between cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(3)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(4)
Change in cash and GAAP rent spreads for new leases executed during 2015 excludes (i) 42 leases aggregating 472,784 rentable square feet for which space was vacant when the property was acquired and (ii) 55 leases aggregating 336,909 rentable square feet for which there were either no prior comparable leases due to different lease structures (for example a change from a gross lease to a modified gross lease or a change in the leased square footage), the space was vacant longer than one year or the lease term was shorter than six months.

(5)
Change in cash and GAAP rent spreads for renewal leases executed during 2015 excludes 34 leases aggregating 244,561 rentable square feet for which there were either no prior comparable leases due to different lease structures or the lease term was shorter than six months.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. At the end of 2015, we completed repositioning at our property located at 2610 & 2701 S. Birch Street, which is currently in the lease-up stage. We also have two properties, 9401 De Soto Avenue and 24105 Frampton Avenue, with construction completion periods estimated for the first quarter of 2016, and an additional five properties with construction completion periods ranging from late 2016 to early 2018. We expect these properties to have positive impacts on our leasing activity as we complete our value-add repositioning plan and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the desirability of our individual properties, which may impact our results of operations. As of December 31, 2015, in addition to 1.3 million rentable square feet of currently available space in our properties and 0.2 million rentable square feet expiring on December 31, 2015, leases representing 24.7% and 18.3% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2016 and 2017, respectively. During the year ended December 31, 2015, we renewed 281 leases, or 61.0% of leases scheduled to expire, which represented 57.1% of the aggregate rentable square footage under all expiring leases. Our retention rate during the year was impacted by our strategy to roll certain tenants at recessionary rents and to replace them with higher quality tenants paying higher rents. New and renewal leases had a weighted average term of 4.4 and 2.4 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2016 and 2017, represent 26.0% and 20.4%, respectively, of the total annualized base rent for our portfolio. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2016 and 2017 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. Over the last few years, rental rates for comparable product in our submarkets have generally been rising. This positive trend offers a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2016 to be another strong year with positive renewal rates and leasing spreads. We also expect 2017 lease expirations will show positive growth; however, it is difficult to predict market conditions that far into the future.
Taxable REIT Subsidiary

As of December 31, 2015, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.
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
General and Administrative Expenses
General and administrative expenses include wages, bonus expense and non-cash equity compensation expense of certain of our employees, legal, accounting, tax and other expenses related to corporate governance, and other general overhead costs. We anticipate that our staffing levels will increase from 70 employees presently to between 80 and 90 employees during the next 12 to 24 months, in part, subject to the growth of our portfolio, and as a result, our general and administrative expenses will increase.
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
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.
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
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2015, we used discount rates ranging from 7.00% and 11.75%.
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
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis.  During the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013, we capitalized $0.7 million, $0.3 million, $0.2 million and $0 respectively, in aggregated acquisition costs.
Capitalization of Costs
We capitalize direct costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. This includes certain general and administrative costs, including payroll, bonus, and noncash equity compensation of the personnel performing development, renovations and rehabilitation if such costs are identifiable to a specific activity to get the real estate asset ready for its intended use. During the development and construction periods of a project, we also capitalize interest, real estate taxes and insurance costs. We cease capitalization of costs upon substantial completion of the project, but no later than one year from cessation of major construction activity. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
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
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
For the comparison of the years ended December 31, 2015 and 2014, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2014 and still owned by us as of December 31, 2015. Results for our Same Properties Portfolio exclude our joint venture properties, any properties that were acquired or sold during 2015 or 2014, interest income from our note receivable, and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2015 and 2014, our Same Properties Portfolio consisted of 62 properties aggregating approximately 6.1 million rentable square feet. As of December 31, 2015 and 2014, our Same Properties Portfolio occupancy was approximately 94.4% and 92.8%, respectively. For the years ended December 30, 2015 and 2014, our Same Properties Portfolio weighted average occupancy was approximately 93.2% and 91.0%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2015	2014			2015	2014
	($ in thousands)
RENTAL REVENUES
Rental revenues	$48,545	$46,423	$2,122	4.6%	$81,114	$56,636	$24,478	43.2%
Tenant reimbursements	5,976	6,106	(130)	(2.1)%	10,479	7,661	2,818	36.8%
Other income	600	282	318	112.8%	1,013	307	706	230.0%
TOTAL RENTAL REVENUES	55,121	52,811	2,310	4.4%	92,606	64,604	28,002	43.3%
Management, leasing and development services	—	—	—	—%	584	860	(276)	(32.1)%
Interest income	—	1	(1)	(100.0)%	710	1,117	(407)	(36.4)%
TOTAL REVENUES	55,121	52,812	2,309	4.4%	93,900	66,581	27,319	41.0%
EXPENSES
Property expenses	14,950	15,162	(212)	(1.4)%	25,000	18,382	6,618	36.0%
General and administrative	—	—	—	—%	15,016	12,144	2,872	23.6%
Depreciation and amortization	18,343	21,103	(2,760)	(13.1)%	41,837	28,608	13,229	46.2%
TOTAL OPERATING EXPENSES	33,293	36,265	(2,972)	(8.2)%	81,853	59,134	22,719	38.4%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	2,136	2,038	98	4.8%
Interest expense	549	1,062	(513)	(48.3)%	8,453	6,400	2,053	32.1%
TOTAL OTHER EXPENSE	549	1,062	(513)	(48.3)%	10,589	8,438	2,151	25.5%
TOTAL EXPENSES	33,842	37,327	(3,485)	(9.3)%	92,442	67,572	24,870	36.8%
Equity in income (loss) of unconsolidated real estate entities	—	—	—		93	(29)	122
Gain from early repayment of note receivable	—	—	—		581	—	581
Loss on extinguishment of debt	—	—	—		(182)	—	(182)
Loss on sale of real estate	—	—	—		—	(150)	150
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	21,279	15,485	5,794		1,950	(1,170)	3,120
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	—	—	—		—	21	(21)
Gain on sale of real estate	—	—	—		—	2,125	(2,125)
INCOME FROM DISCONTINUED OPERATIONS	—	—	—		—	2,146	(2,146)
NET INCOME	$21,279	$15,485	$5,794		$1,950	$976	$974

Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $2.1 million, or 4.6%, and $24.5 million, or 43.2%, respectively, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 57 properties we acquired during 2014 and 2015.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased $0.1 million, or 2.1%, and increased $2.8 million or 36.8%, respectively, for the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in our Same Properties Portfolio tenant reimbursements is directly related to the decrease in real estate taxes resulting from supplemental assessments of certain of our properties, as described below under property expenses, as well as lower reimbursements resulting from the completion of prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements primarily increased due to the incremental reimbursements from the 57 properties we acquired during 2014 and 2015.
 Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $0.3 million, or 112.8%, and $0.7 million, or 230.0%, respectively, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an increase in late fee income.

Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.3 million, or 32.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.  This was primarily due to lower management fees from our JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Interest Income
Our Total Portfolio interest income decreased by $0.4 million, or 36.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. On August 21, 2015, the borrower of the “Calle Perfecto Note,” the mortgage note receivable secured by an industrial property located at 32401-32803 Calle Perfecto, repaid, ahead of schedule the outstanding principal balance in full. The decrease in interest income is a result of this early repayment.
Property Expenses
Our Same Properties Portfolio property expenses decreased by $0.2 million or 1.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, and as a percentage of total rental revenues decreased to 27.1% for the year ended December 31, 2015, from 28.7%, for the year ended December 31, 2014, primarily due to a decrease in recoverable expenses including utilities, repairs and maintenance, insurance, and real estate tax expense resulting from supplemental assessments of certain of our properties, partially offset by an increase in non-recoverable overhead costs.  Our Total Portfolio property expenses increased by $6.6 million, or 36.0%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily as a result of the incremental expenses from the 57 properties we acquired during 2014 and 2015.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $2.9 million, or 23.6% for the year ended December 31, 2015, compared to the year ended December 31, 2014.  The increase is primarily due to the following: (i) a $0.8 million increase in employee-related costs due to increased staffing levels from growth, (ii) a $0.8 million increase in non-cash equity compensation expense primarily due to restricted stock grants made during 2014 and 2015, (iii) a $0.7 million increase in professional audit, SOX compliance and tax fees, and (iv) a $0.9 million increase in various overhead costs, including rent and other professional services fees. This increase was partially offset by a $0.4 million decrease in legal fee expenses.
Depreciation and Amortization

Our Same Properties Portfolio depreciation and amortization expense decreased by $2.8 million, or 13.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during 2015 and 2014. Our Total Portfolio depreciation and amortization expense increased $13.2 million, or 46.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the 57 properties we acquired during 2014 and 2015.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased by $0.1 million, or 4.8%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to increased brokerage fees related to acquisitions completed during the current year.
Interest Expense
Our Same Properties Portfolio interest expense decreased by $0.5 million, or 48.3%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was primarily due to the repayment of the outstanding mortgages encumbering the Glendale Commerce Center during August 2015 and the property located at 10700 Jersey Boulevard during October 2014. Our Total Portfolio interest expense increased by $2.1 million, or 32.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This was primarily due to the increase in our weighted average interest rate resulting from the issuance of $100 million of 4.29% fixed rate senior notes in August 2015 and the three interest rate swaps that were in effect during the year ended December 31, 2015, as well as the increase in our average outstanding debt balances. The increase was partially offset by the mortgage repayments noted above and an increase in capitalized interest related to our repositioning properties during the year ended December 31, 2015 in comparison to the year ended December 31, 2014.
Equity in Income (Loss) of Unconsolidated Real Estate Entities
Equity in income of unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV and basis adjustments related to these properties. In November 2014, the JV sold two of the three buildings owned by the JV. Our Total Portfolio equity in income (loss) of unconsolidated real estate entities increased by $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of the change in basis adjustments following the sale of these properties.
Gain from Early Repayment of Note Receivable
The gain from early repayment of note receivable of $0.6 million for the year ended December 31, 2015 represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.
Loss on Extinguishment of Debt
During the year ended December 31, 2015, we repaid the $48.5 million term loan secured by eight of our properties and the mortgage loan encumbering the property located at 2980-2990 San Fernando Road. The loss on extinguishment of debt of $0.2 million represents the write-off of $0.3 million of unamortized deferred loan costs related to the term loan, partially offset by the write-off of the $0.1 million unamortized loan premium related to the mortgage loan. We repaid both loans in advance of the maturity date without incurring prepayment fees.
Loss on Sale of Real Estate
The loss on sale of real estate of $0.2 million for the year ended December 31, 2014 relates to the disposition of our property located at 500-560 Zenith Drive, in Glenview, Illinois (“Zenith Drive”). We adopted ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), beginning in the fiscal quarter ended September 30, 2014.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  The disposal of Zenith Drive did not meet the criteria to be classified in discontinued operations, and as such, the loss on sale of real estate is included in continuing operations.

Discontinued Operations
Our income from discontinued operations of $2.1 million for the year ended December 31, 2014 is comprised primarily of the gain on sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 N. Madera Road.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
For the comparison of the years ended December 31, 2014 and 2013, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2013 and still owned by us as of December 31, 2014. Results for our Same Properties Portfolio exclude our joint venture or tenants-in-common properties and any properties that were acquired or sold during 2014 or 2013, interest income from our note receivable, and corporate general and administrative expenses. For the comparison of the years ended December 31, 2014 and 2013, our Same Properties Portfolio consisted of 49 properties aggregating approximately 4.4 million rentable square feet. As of December 31, 2014 and 2013, our Same Properties Portfolio occupancy was approximately 90.9% and 89.7%, respectively. For the years ended December 31, 2014 and 2013, our Same Properties Portfolio weighted average occupancy was approximately 89.7% and 88.1%, respectively.
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

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2014	2013			2014	2013
	($ in thousands)
RENTAL REVENUES
Rental revenues	$33,156	$31,796	$1,360	4.3%	$56,636	$37,655	$18,981	50.4%
Tenant reimbursements	3,720	3,355	365	10.9%	7,661	4,373	3,288	75.2%
Other income	262	234	28	12.0%	307	280	27	9.6%
TOTAL RENTAL REVENUES	37,138	35,385	1,753	5.0%	64,604	42,308	22,296	52.7%
Management, leasing and development services	—	—	—	—%	860	978	(118)	(12.1)%
Interest income	1,118	1,016	102	10.0%	1,117	1,079	38	3.5%
TOTAL REVENUES	38,256	36,401	1,855	5.1%	66,581	44,365	22,216	50.1%
EXPENSES
Property expenses	10,326	9,807	519	5.3%	18,382	12,320	6,062	49.2%
General and administrative	—	—	—	—%	12,144	9,747	2,397	24.6%
Depreciation and amortization	13,299	12,566	733	5.8%	28,608	15,708	12,900	82.1%
TOTAL OPERATING EXPENSES	23,625	22,373	1,252	5.6%	59,134	37,775	21,359	56.5%
OTHER (INCOME) EXPENSE
Acquisition expenses	—	—	—	—%	2,038	1,264	774	61.2%
Interest expense	161	9,193	(9,032)	(98.2)%	6,400	11,158	(4,758)	(42.6)%
Gain on mark-to-market interest rate swaps	—		—	—%	—	(49)	49	(100.0)%
TOTAL OTHER EXPENSE	161	9,193	(9,032)	(98.2)%	8,438	12,373	(3,935)	(31.8)%
TOTAL EXPENSES	23,786	31,566	(7,780)	(24.6)%	67,572	50,148	17,424	34.7%
Equity in (loss) income of unconsolidated real estate entities	—	—	—		(29)	(823)	794
Gain from early repayment of note receivable	—	—	—		—	1,365	(1,365)
Loss on extinguishment of debt	—	(3,451)	3,451		—	(3,955)	3,955
Loss on sale of real estate	—	—	—		(150)	—	(150)
NET LOSS FROM CONTINUING OPERATIONS	14,470	1,384	13,086		(1,170)	(9,196)	8,026
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	—	—	—		21	(518)	539
Loss on extinguishment of debt	—	—	—		—	(267)	267
Gain on sale of real estate	—	—	—		2,125	4,989	(2,864)
INCOME FROM DISCONTINUED OPERATIONS	—	—	—		2,146	4,204	(2,058)
NET INCOME (LOSS)	$14,470	$1,384	$13,086		$976	$(4,992)	$5,968
Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $1.4 million, or 4.3%, and $19.0 million, or 50.4%, respectively, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.4 million, or 10.9%, and $3.3 million or 75.2%, respectively, for the year ended December 31, 2014, compared to the year ended December 31, 2013.  The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods.  Our Total Portfolio tenant reimbursements was also positively impacted by the revenues from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part of our formation transactions.

Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 12.1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013.  This was primarily due to lower management fee revenue and commissions from our management of properties not owned by us for comparable periods.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $28,000, or 12.0%, and $27,000, or 9.6%, respectively, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the receipt of higher construction easement income at one our properties.
Property Expenses
Our Same Properties Portfolio property expenses increased by $0.5 million or 5.3 % for the year ended December 31, 2014, compared to the year ended December 31, 2013, and as a percentage of total rental revenues increased to 27.8% for the year ended December 31, 2014, from 27.7%, for the year ended December 31, 2013, primarily due to an increase in corporate overhead allocations and an increase in real estate taxes.  Total Portfolio property expenses, which increased by $6.1 million, or 49.2% for the year ended December 31, 2014, compared to the year ended December 31, 2013, was also impacted by the incremental expenses from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $2.4 million, or 24.6% for the year ended December 31, 2014, compared to the year ended December 31, 2013.  The increase is primarily due to the following: (i) a $0.9 million increase in corporate public company expenses, (ii) a $0.7 million increase in payroll and employment fee expense due to increased staffing levels, (iii) a $0.6 million increase in legal expenses, (iv) a $0.6 million increase in post-IPO non-cash equity compensation expense, (v) a $0.4 million increase in bonus expense and (vi) a $0.2 million increase in corporate office rent expense. This increase was partially offset by $1.0 million of non-cash equity compensation expense incurred by our Predecessor and a $0.3 million decrease in professional tax and audit fees.
Depreciation and Amortization
Our Same Properties Portfolio and Total Portfolio depreciation and amortization expense increased by $0.7 million, or 5.8%, and $12.9 million, or 82.1%, respectively, for the year ended December 31, 2014, compared to the year ended December 31, 2013.  The Same Property Portfolio increase is primarily due to the properties contributed by RIF V REIT and their consolidated subsidiaries as part of the formation transactions, which were recorded at the estimated fair value of the assets acquired on the date of contribution.  Our Total Portfolio depreciation and amortization expense also increased due to incremental expense from the 47 properties we acquired during 2013 and 2014 and the consolidation of our La Jolla Sorrento property that was acquired as part our formation transactions.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased by $0.8 million, or 61.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to higher acquisition activity in 2014 compared to 2013.
Interest Expense
Our Same Properties Portfolio interest expense for the year ended December 31, 2014 is not comparable to the year ended December 31, 2013, due to the change in our debt structure at the time of the IPO.  Our Total Portfolio interest expense decreased $4.8 million, or 42.6%, during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the pay down of mortgage debt at the consummation of our IPO.

Gain on mark-to-market interest rate swaps
Our Total Portfolio gain on mark-to-market interest rate swaps decreased by $49,000 or 100.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to the expiration of our interest rate swap not accounted for as an effective hedge during 2013.
Equity in Loss of Unconsolidated Real Estate Entities
The equity in loss of unconsolidated real estate entities of $0.8 million for the year ended December 31, 2013 includes our equity interests in the operating results of two properties, La Jolla Sorrento and Mission Oaks, whereas the equity in loss of unconsolidated real estate entities of $29,000 for the year ended December 31, 2014 only includes our equity interest in Mission Oaks, since the La Jolla Sorrento property was acquired as part of our formation transactions on July 24, 2013.  In November 2014 the JV recognized a gain on the sale of two of the three Mission Oaks buildings totaling $13.4 million, of which our share was $2.0 million.  For the year ended December 31, 2014, the $29,000 equity in loss of unconsolidated real estate entities includes minimal gain after taking into account $2.0 million in basis adjustments related to the two buildings.  The basis adjustments represent the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.  The equity in loss of unconsolidated real estate entities of $0.8 million reflects a $0.8 million impairment charge associated with our interest in La Jolla Sorrento during 2013.
Gain from Early Repayment of Note Receivable
The gain from early repayment of a note receivable for the year ended December 31, 2013 represents the gain related to the collection of a note receivable held by us and secured by the Foothill property located at 2824 Foothill & 2801 Sierra Blvd., in Pasadena, California.
Loss on Extinguishment of Debt
Our Same Properties Portfolio and Total Portfolio loss on extinguishment of debt of $3.5 million and $4.0 million, respectively, for the year ended December 31, 2013, is primarily due to pre-payment charges incurred as a result of the repayment of mortgage debt at the consummation of our IPO.
Loss on Sale of Real Estate
Our Total Portfolio loss on sale of real estate of $0.2 million for the year ended December 31, 2014 relates to the disposition of Zenith Drive. As a result of the adoption of ASU 2014-08, the disposal of Zenith Drive did not meet the criteria to be classified in discontinued operations, and as such, the loss on sale of real estate is included in continuing operations.
Discontinued Operations
Our income from discontinued operations of $2.1 million for the year ended December 31, 2014 is comprised primarily of the gain related to the sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 Madera Road.  Our income from discontinued operations of $4.2 million for the year ended December 31, 2013 is comprised primarily of the gain related to the disposition of our properties located at 4578 Worth Street, 1950 East Williams Street, 9027 Glenoaks Blvd., 2929 S. Fair Drive and 2411, 2507 and 2515 Erie Drive and 1255 Knollwood Circle. This gain is partially offset by losses from operations of the disposed properties.

Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs), impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table sets forth a reconciliation of FFO for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Funds From Operations (FFO)
Net income (loss)	$1,950	$976	$(711)	$(4,281)
Add:
Depreciation and amortization, including amounts in discontinued operations	41,837	28,615	8,778	7,798
Depreciation and amortization from unconsolidated joint ventures and tenants in common(1)	57	357	249	720
Impairment write-downs of depreciable real estate - unconsolidated joint ventures and tenants in common	—	—	—	837
Loss on extinguishment of debt	—	—	—	4,222
Loss on sale of real estate	—	150	—	—
Deduct:
Gain on sale of real estate, including amounts in discontinued operations	—	(2,125)	—	(4,989)
Gain on sale of real estate from unconsolidated joint venture	—	(3)	—	—
Funds from operations	$43,844	$27,970	$8,316	$4,307

(1)
Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 to December 31, 2013, and our 15% ownership of the Mission Oaks unconsolidated joint venture and 70% tenant-in-common interest in La Jolla Sorrento for the period from January 1, 2013 to July 23, 2013.

Non-GAAP Supplemental Measure: NOI and Cash NOI
Net operating income (NOI) includes the revenue and expense directly attributable to our real estate properties calculated in accordance with GAAP. NOI is calculated as total rental revenues from real estate operations including i) rental income, ii) tenant reimbursements, and iii) other income less property expenses (before interest expense, depreciation and amortization). We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense and gains (or losses) from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
NOI on a cash-basis (Cash NOI) is a non-GAAP measure, which we calculate by adding or subtracting from NOI (i) fair value lease revenue and (ii) straight-line rent adjustment. We use Cash NOI, together with NOI, as a supplemental performance measure. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Rental income	$81,114	$56,636	$18,449	$19,206
Tenant reimbursements	10,479	7,661	2,161	2,212
Other income	1,013	307	93	187
Total operating revenues	92,606	64,604	20,703	21,605
Property expenses	25,000	18,382	6,396	5,924
Net Operating Income	$67,606	$46,222	$14,307	$15,681
Fair value lease revenue	202	420	185	239
Straight line rent adjustment	(3,425)	(1,400)	(498)	(124)
Cash Net Operating Income	$64,383	$45,242	$13,994	$15,796

The following table sets forth a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Net income (loss)	$1,950	$976	$(711)	$(4,281)
Add:
General and administrative	15,016	12,144	5,327	4,420
Depreciation and amortization	41,837	28,608	8,686	7,022
Acquisitions expense	2,136	2,038	540	724
Interest expense	8,453	6,400	1,763	9,395
Gain on mark-to-market interest rate swaps	—	—	—	(49)
Loss on sale of real estate	—	150	—	—
Loss on extinguishment of debt	182	—	—	4,222
Deduct:
Management, leasing and development services	584	860	534	444
Interest income	710	1,117	381	698
Equity in income (loss) from unconsolidated real estate entities	93	(29)	92	(915)
Gain from early repayment of note receivable	581	—	—	1,365
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	—	21	291	(809)
Gain on sale of real estate	—	2,125	—	4,989
Net Operating Income	$67,606	$46,222	$14,307	$15,681
Fair value lease revenue	202	420	185	239
Straight line rent adjustment	(3,425)	(1,400)	(498)	(124)
Cash Net Operating Income	$64,383	$45,242	$13,994	$15,796
Non-GAAP Supplemental Measure: EBITDA
We believe that earnings before interest expense, income taxes, depreciation and amortization (EBITDA) is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. However, our industry peers may not calculate EBITDA in the same manner as we do and, accordingly, our EBITDA may not be comparable to our peers’ EBITDA. Accordingly, EBITDA should be considered only as a supplement to net income (loss) as a measure of our performance.

The following table sets forth a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Net income (loss)	$1,950	$976	$(711)	$(4,281)
Interest expense, including amounts in discontinued operations	8,453	6,400	1,763	9,720
Proportionate share of interest expense from unconsolidated joint ventures	—	170	74	94
Depreciation and amortization, including amounts in discontinued operations	41,837	28,615	8,778	7,798
Proportionate share of real estate related depreciation and amortization from unconsolidated joint ventures and tenant in common(1)	57	357	249	720
EBITDA	$52,297	$36,518	$10,153	$14,051

(1)
Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 to December 31, 2013, and our 15% ownership of the Mission Oaks unconsolidated joint venture and 70% tenant-in-common interest in La Jolla Sorrento for the period from January 1, 2013 to July 23, 2013.

Financial Condition, Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common stockholders and holders of common units.  We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and pursuant to the ATM Program described below.
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
As of December 31, 2015, our cash and cash equivalents were approximately $5.2 million, and there was $140.5 million outstanding on our unsecured revolving credit facility, leaving $59.5 million available for additional borrowings. Subsequent to December 31, 2015, we repaid $116.0 million of this outstanding balance, as described below under —Sources of Liquidity—Subsequent Event - Credit Agreement, leaving $175.5 million available for additional borrowings as of the date of this report.
Sources of Liquidity
Cash Flow from Operations
Cash flow from operations is one of our key sources of liquidity and is primarily dependent upon: (i) the occupancy levels and lease rates at our properties, (ii) our ability to collect rent, (iii) the level of operating costs we incur and (iv) our ability to pass through operating expenses to our tenants. We are subject to a number of risks related to general economic and other unpredictable conditions, which have the potential to affect our overall performance and resulting cash flows from operations. However, based on our current portfolio mix and business strategy, we anticipate that we will be able to generate positive cash flows from operations.
Equity Offerings

 On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125 million in amounts and at times to be determined by us from time to time. As of December 31, 2015, we have issued 500 shares of common stock at a price of $14.30 per share for gross cash proceeds of $7 thousand. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of common stock at a price per share of $16.00.  The net proceeds, after deducting the underwriting discount and offering costs, were approximately $176.2 million.  We used the net proceeds to repay outstanding borrowings under our unsecured revolving credit facility, to fund acquisitions and for general corporate purposes.
We evaluate the capital markets on an ongoing basis for opportunities to raise capital, and as circumstances warrant, we may issue additional securities, from time to time, to fund acquisitions, for the repayment of long-term debt upon maturity and for other general corporate purposes. Any future issuance, however, is dependent upon market conditions, available pricing and capital needs and there can be no assurance that we will be able to complete any such offerings of securities.
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
Unsecured Revolving Credit and Term Loan Facilities
One of our main sources of liquidity is our senior unsecured revolving credit facility, which has a borrowing capacity of up to $200 million (the “Revolver”). Additionally, we have a senior unsecured term loan facility (the “Term Loan Facility”) with borrowing capacity of $100 million (together the “Credit Facility”), which has been fully funded as of December 31, 2015. The Revolver is scheduled to mature on June 11, 2018 with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.
Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the credit agreement). Additionally, a quarterly facility fee is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
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

Subsequent Event - Credit Agreement
On January 14, 2016, we entered into a Credit Agreement (the “Credit Agreement”) for a senior unsecured term loan facility that permits aggregate borrowings of up to $125 million, the total of which we borrowed at closing. The proceeds were used to repay $116 million of outstanding balance under the Revolver and for general corporate purposes. The Credit Agreement permits us to add one or more incremental term loans in an aggregate amount not to exceed $100 million, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts. The maturity date of the Credit Agreement is January 14, 2023.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on the our Leverage Ratio (as defined in the Credit Agreement).
We have the option to voluntarily prepay the loans in whole or in part at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to January 14, 2018, we will pay a prepayment premium equal to (i) if such prepayment occurs prior to January 14, 2017, 2.00% of the principal amount so prepaid, and (ii) if such prepayment occurs on or after January 14, 2017 but prior to January 14, 2018, 1.00% of the principal amount so prepaid. Amounts borrowed under the Credit Agreement and repaid or prepaid may not be reborrowed.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. As part of our growth strategy, we are actively monitoring a number of properties in our markets that we believe represent attractive potential investment opportunities. As of the date of this report we have $54.5 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.

Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2015, we incurred $14.5 million of non-recurring capital expenditures and $3.5 million of recurring capital expenditures, which was an increase of $5.4 million and $1.1 million, respectively, over the prior year. This is primarily due to an increase in our repositioning activity and the growth of our overall portfolio. As of December 31, 2015, eight of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on one additional property during 2016. We currently estimate that approximately $52.2 million of capital will be required over the next nine quarters (1Q-2016 through 1Q-2018) to complete the repositioning of these properties, however, this is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these repositionings through a combination of cash flow from operations, recycling capital through property dispositions and borrowings available under the Revolver.
Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of December 31, 2015, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments and debt maturities	$418,698	$396	$430	$145,880	$169,533	$166	$102,293
Interest payments - fixed rate debt	46,314	5,163	5,179	4,959	4,491	4,412	22,110
Interest payments - variable rate debt(1)	16,770	5,508	5,508	4,171	1,583	—	—
Interest rate swap payments(2)	7,061	2,273	2,361	2,312	115	—	—
Office lease payments	1,959	520	543	559	337	—	—
Ground lease payments	6,684	144	144	144	144	144	5,964
Contractual obligations(3)	5,443	5,443	—	—	—	—	—
Total	$502,929	$19,447	$14,165	$158,025	$176,203	$4,722	$130,367

(1)	Based on the 1-month LIBOR rate of 0.4295%, as of December 31, 2015.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.4295% from the effective date through the maturity date of each respective interest rate swap.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts. We anticipate these obligations to be paid as incurred in 2016 and 2017, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “2016.”

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2015:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
Term Loan	8/1/2019(3)	LIBOR + 1.90%	3.818%	(4)	$60,000	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		3,044	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,299	—
1065 Walnut Street	2/1/2019	4.550%	4.550%		9,855	—
Unsecured Debt:
Term Loan Facility	6/11/2019	LIBOR +1.25%(5)	3.040%	(6)	50,000	12/14/2018
Term Loan Facility	6/11/2019	LIBOR +1.25%(5)	1.680%	(7)	50,000	—
Revolver(8)	6/11/2018(3)	LIBOR +1.30%(5)	1.730%		140,500	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Debt:			2.935%		$418,698

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2015. Assumes a 1-month LIBOR rate of 0.4295% as of December 31, 2015, as applicable. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $0.5 million as of December 31, 2015.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of December 31, 2015, this $60 million term loan has been effectively fixed at 3.818% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $30 million at 3.91% with an effective date of July 15, 2015.

(5)
The applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This ratio is measured on a quarterly basis. As a result, the effective interest rate will fluctuate from period to period.

(6)	As of December 31, 2015, $50 million of this $100 million term loan has been effectively fixed at 3.040% through the use of an interest rate swap with an effective date of August 14, 2015.

(7)
As of December 31, 2015, we have an executed forward interest rate swap that will effectively fix $50 million of this $100 million term loan at 2.005% plus the applicable Term Loan Facility LIBOR margin from February 16, 2016 to December 14, 2018.

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

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2015:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	6.3	3.95%	3.95%	$228,198	55%
Variable	2.7	LIBOR + 1.29%	1.72%	$190,500	45%
Secured vs. Unsecured:
Secured	3.9	--	4.11%	$78,198	19%
Unsecured	4.8	--	2.67%	$340,500	81%

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2015. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver. Assumes a 1-month LIBOR rate of 0.4295% as of December 31, 2015, as applicable.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $0.5 million as of December 31, 2015.
At December 31, 2015, we had total indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $418.7 million, with a weighted average interest rate of approximately 2.94% and an average term-to-maturity of 4.7 years. As of December 31, 2015, $228.2 million, or 55%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($118.2 million) or an interest rate swap ($110.0 million). We have one forward interest rate swap that will effectively fix an additional $50.0 million of our variable- rate debt at 2.005% plus the applicable margin on our Term Loan Facility from February 16, 2016 to December 14, 2018. If this interest rate swap were to be effective as of December 31, 2015, our consolidated debt would be 66% fixed-rate and 34% variable-rate.
At December 31, 2015, we had total indebtedness of approximately $418.7 million, reflecting a net debt to total market capitalization of approximately 30.6%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock, excluding shares of unvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
The Credit Facility, as amended, includes a series of financial and other covenants that we must comply with in order to borrow under the Credit Facility, including:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by our company after March 31, 2014;

•	Maintaining a ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in the credit agreement) to unsecured interest expense of at least 1.75 to 1.0.
In addition, the Credit Facility contains limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the Credit Facility) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

The NPGA contains a series of financial and other covenants with which we must comply. The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the Credit Facility, as detailed above. Subject to the terms of the NPGA and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount (as defined in the NPGA), or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the NPGA, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2015.
Off Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entities which have been disclosed in the notes to our consolidated and combined financial statements.
Cash Flows
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change
Cash provided by operating activities	$40,508	$24,504	$16,004
Cash used in investing activities	$(236,774)	$(380,581)	$143,807
Cash provided by financing activities	$192,861	$355,686	$(162,825)

Net cash provided by operating activities. Net cash provided by operating activities increased by $16.0 million to $40.5 million for the year ended December 31, 2015 compared to $24.5 million for the year ended December 31, 2014. The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2014 and the increase in Cash NOI from our Same Properties Portfolio.
Net cash used in investing activities. Net cash used in investing activities decreased by $143.8 million to $236.8 million for the year ended December 31, 2015 compared to $380.6 million for the year ended December 31, 2014. The decrease is primarily attributable to the $153.1 million decrease in cash paid for property acquisitions for comparable periods, partially offset by increase in cash paid for construction and repositioning projects of $8.2 million for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities was $192.9 million for the year ended December 31, 2015, and consists primarily of net proceeds of $176.2 million from the issuance of 11.5 million shares of common stock (including the underwriters exercise in full of its option to purchase an additional 1,500,000 shares of our common stock), $100 million proceeds from the issuance of guaranteed senior notes, and net borrowings of $48.0 million on our Revolver, partially offset by the repayment of three secured loans aggregating $101.4 million, the payment of $27.1 million in dividends and distributions, and the payment of $0.8 million of deferred loan costs related to new borrowings. Net cash provided by financing activities was $355.7 million for the year ended December 31, 2014, and consists primarily of net proceeds of $221.8 million from the issuance of 17.25 million shares of common stock, the receipt of $148.5 million from two term loan borrowings, and net borrowings of $11.1 million on our Revolver, partially offset by the payment of $18.4 million in dividends and distributions, the repayment of the $5.0 million note secured by one of our properties and the payment of $1.9 million of deferred loan costs related to new borrowings.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The following table summarizes the combined cash flows of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Change
Cash provided by operating activities	$24,504	$13,505	$10,999
Cash used in investing activities	$(380,581)	$(128,335)	$(252,246)
Cash provided by financing activities	$355,686	$80,328	$275,358

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
Net cash provided by financing activities. Net cash provided by financing activities was $355.7 million for the year ended December 31, 2014, and consists primarily of net proceeds of $221.8 million from the issuance of 17.25 million shares of common stock, the receipt of $148.5 million from two term loan borrowings, and net borrowings of $11.1 million on our Revolver, partially offset by the payment of $18.4 million in dividends and distributions, the repayment of the $5.0 million note secured by one of our properties and the payment of $1.9 million of deferred loan costs related to new borrowings. Net cash provided by financing activities was $80.3 million for the year ended December 31, 2013, and consists primarily of net proceeds of $253.0 million from the completion of our IPO and concurrent private placement, partially offset by a net decrease in debt of $127.5 million, the payment of $39.7 million in distributions to Predecessor members, the payment of $2.5 million of mortgage prepayment fees at the date of our IPO and the payment of $2.6 million of deferred loan costs related to new borrowings.

Inflation
The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and

Capital Resources. For a summary of our interest rate swaps, see Note 8 to our combined and consolidated financial statements included in Item 15 of this Report on Form 10-K.
As of December 31, 2015, we have a $60.0 million variable-rate term loan, which has been effectively fixed through the use of two interest rate swaps, each with a notional value of $30.0 million. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is effective for the period from July 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.910%.
An additional $50.0 million of our $100.0 million Term Loan Facility has been effectively fixed through the use of an interest rate swap for the period from August 14, 2015 to December 14, 2018, at an annual interest rate payable of 1.790%, plus an applicable margin under the terms of the term loan credit facility. We have a second forward interest rate swap that will effectively fix the remaining $50 million from February 16, 2016 to December 14, 2018, at an annual interest rate payable of 2.005% plus an applicable margin on our Term Loan Facility,
At December 31, 2015, we had total indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $418.7 million. Of this total, $228.2 million, or 55%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap. The remaining $190.5 million, or 45%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2015, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.0 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $0.8 million annually.
Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. We calculate interest sensitivity by multiplying the amount of variable rate debt outstanding by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assume no changes in our financial structure.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no significant changes that occurred during the fourth quarter of the most recent year covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (2) Financial Statements and Schedules
The following financial information is included in Part IV of this Report on the pages indicated:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets of Rexford Industrial Realty, Inc. as of December 31, 2015 and 2014	F-3
Consolidated and Combined Statements of Operations of Rexford Industrial Realty, Inc. for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013
F-4
Consolidated and Combined Statements of Comprehensive Income (Loss) of Rexford Industrial Realty, Inc. for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013
F-5
Consolidated and Combined Statements of Changes in Equity of Rexford Industrial Realty, Inc. for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 to July 23, 2013
F-6
Consolidated and Combined Statements of Cash Flows of Rexford Industrial Realty, Inc. for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 through December 31, 2013 and Rexford Industrial Realty, Inc. Predecessor for the period from January 1, 2013 through July 23, 2013
F-8
Notes to the Consolidated and Combined Financial Statements of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, Inc. Predecessor	F-10
Schedule III – Consolidated Real Estate and Accumulated Depreciation as of December 31, 2015	F-42
All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013
2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K	001-36008	2.10	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.10	9/15/2014
2.17	Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Laro Properties, L.P., as Seller, and Rexford Industrial Realty, L.P., a Maryland limited partnership, as Purchaser, for 12907 Imperial Hwy, Santa Fe Springs, California, 10509 Business Drive, Fontana, California, 13231 Slover Avenue, Fontana, California, Dated as of November 4, 2014, and as amended on November 26, 2014	8-K	001-36008	2.10	1/27/2015
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.2	7/15/2013

4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
10.1	Second Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/21/2015
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7	Guaranty Agreement by and among the guarantors identified on Exhibit A thereto and Rexford Industrial Realty, L.P. in favor of a to be named lender	10-Q	001-36008	10.7	9/3/2013
10.8†	Employment Agreement between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.9†	Employment Agreement between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.11†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.12†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	8-K	001-36008	10.2	12/21/2015
10.13†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	8-K	001-36008	10.3	12/21/2015
10.14	Credit Agreement among Rexford Industrial Realty, L.P., as Borrower, Rexford Industrial Realty, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, The Other Lenders Party Thereto, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner	10-Q	001-36008	10.11	9/3/2013
10.15	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.16	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.17	Amended and Restated Credit Agreement, dated as of June 11, 2014, among the Rexford Industrial Realty Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners and the other parties named therein	8-K	001-36008	10.1	6/13/2014
10.18	Loan and Security Agreement, dated as of June 24, 2014, by and among Rexford Industrial – SDLAOC, LLC, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders referenced therein, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger.	8-K	001-36008	10.1	6/30/2014

10.19	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.20	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.21	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.2	7/20/2015
10.22	First Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2015, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc., the Lenders named therein and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-36008	10.2	7/20/2015
10.23	The Assumption Agreement dated as of January 21, 2015 between Laro Properties L.P., and Rexford Industrial-Imperial Highway, LLC, and The Lincoln National Life Insurance Company, as Lender	10-Q	001-36008	10.1	5/11/2015
10.24*
Assumption Agreement dated as of December 11, 2015 between Walnut Venture, LLC, as Borrower, Rexford Industrial-1065 Walnut LLC, as Purchaser, the individual Guarantors named therein, Rexford Industrial Realty, Inc., as New Guarantor and The Bank of New York Mellon Trust Company, N.A., in its capacity as directed trustee for Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.

10.25*
Promissory Note dated January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, and Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.

10.26*
Deed of Trust, Assignment of Rents and Leases, Security Agreement and UCC Financing Statement dated as of January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, for the benefit of Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.

10.27	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities, LLC	8-K	001-36008	1.1	4/17/2015
10.28	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-36008	1.2	4/17/2015
10.29	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc.	8-K	001-36008	1.3	4/17/2015
10.30	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.4	4/17/2015
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated and Combined Statements of Operations, (iii) Consolidated and Combined Statements of Comprehensive Income, (iv) Consolidated and Combined Statements of Changes in Equity, (iv) Consolidated and Combined Statements of Cash Flows and (v) the Notes to Consolidated and Combined Financial Statements

*	Filed herein

**	Furnished herein

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 24, 2016	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 24, 2016	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 24, 2016	/s/ Adeel Khan
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	February 24, 2016
Richard Ziman

/s/ Robert L. Antin	Director	February 24, 2016
Robert L. Antin

/s/ Steven C. Good	Director	February 24, 2016
Steven C. Good

/s/ Peter Schwab	Director	February 24, 2016
Peter Schwab

/s/ Tyler H. Rose	Director	February 24, 2016
Tyler H. Rose

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexford Industrial Realty, Inc.
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 to December 31, 2013, and the related combined statements of operations, comprehensive loss, changes in equity, and cash flows of Rexford Industrial Realty, Inc. Predecessor (the “Predecessor”) as defined in Note 1, for the period from January 1, 2013 to July 23, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexford Industrial Realty, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 to December 31, 2013 (representing the Company) and the combined results of operations and its cash flows for the period from January 1, 2013 to July 23, 2013 (representing the Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective July 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexford Industrial Realty, Inc.
        We have audited Rexford Industrial Realty, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Rexford Industrial Realty, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
        In our opinion, Rexford Industrial Realty, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 to December 31, 2013, and the related combined statements of operations, comprehensive loss, changes in equity, and cash flows of Rexford Industrial Realty, Inc. Predecessor as defined in Note 1, for the period from January 1, 2013 to July 23, 2013 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 24, 2016

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Land	$492,704	$368,033
Buildings and improvements	650,075	530,191
Tenant improvements	28,977	21,404
Furniture, fixtures, and equipment	188	188
Construction in progress	16,822	10,646
Total real estate held for investment	1,188,766	930,462
Accumulated depreciation	(103,623)	(76,884)
Investments in real estate, net	1,085,143	853,578
Cash and cash equivalents	5,201	8,606
Notes receivable	—	13,137
Rents and other receivables, net	3,040	1,812
Deferred rent receivable, net	7,827	5,165
Deferred leasing costs, net	5,331	3,608
Deferred loan costs, net	1,445	2,045
Acquired lease intangible assets, net	30,383	28,136
Acquired indefinite-lived intangible	5,271	5,271
Other assets	5,523	4,699
Acquisition related deposits	—	2,110
Investment in unconsolidated real estate entities	4,087	4,018
Total Assets	$1,153,251	$932,185
LIABILITIES & EQUITY
Liabilities
Notes payable	$418,154	$356,362
Interest rate swap liability	3,144	1,402
Accounts payable, accrued expenses and other liabilities	12,631	10,053
Dividends payable	7,806	5,244
Acquired lease intangible liabilities, net	3,387	3,016
Tenant security deposits	11,539	8,768
Prepaid rents	2,846	1,463
Total Liabilities	459,507	386,308
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Common Stock, $0.01 par value 490,000,000 authorized and 55,598,684 and 43,702,442 outstanding as of December 31, 2015 and December 31, 2014, respectively	553	434
Additional paid in capital	722,722	542,318
Cumulative distributions in excess of earnings	(48,103)	(21,673)
Accumulated other comprehensive loss	(3,033)	(1,331)
Total stockholders’ equity	672,139	519,748
Noncontrolling interests	21,605	26,129
Total Equity	693,744	545,877
Total Liabilities and Equity	$1,153,251	$932,185

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND
REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
RENTAL REVENUES
Rental revenues	$81,114	$56,636	$18,449	$19,206
Tenant reimbursements	10,479	7,661	2,161	2,212
Other income	1,013	307	93	187
TOTAL RENTAL REVENUES	92,606	64,604	20,703	21,605
Management, leasing and development services	584	860	534	444
Interest income	710	1,117	381	698
TOTAL REVENUES	93,900	66,581	21,618	22,747
OPERATING EXPENSES
Property expenses	25,000	18,382	6,396	5,924
General and administrative	15,016	12,144	5,327	4,420
Depreciation and amortization	41,837	28,608	8,686	7,022
TOTAL OPERATING EXPENSES	81,853	59,134	20,409	17,366
OTHER (INCOME) EXPENSE
Acquisition expenses	2,136	2,038	540	724
Interest expense	8,453	6,400	1,763	9,395
Gain on mark-to-market of interest rate swaps	—	—	—	(49)
TOTAL OTHER EXPENSE	10,589	8,438	2,303	10,070
TOTAL EXPENSES	92,442	67,572	22,712	27,436
Equity in income (loss) from unconsolidated real estate entities	93	(29)	92	(915)
Gain from early repayment of note receivable	581	—	—	1,365
Loss on extinguishment of debt	(182)	—	—	(3,955)
Loss on sale of real estate	—	(150)	—	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,950	(1,170)	(1,002)	(8,194)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	—	21	291	(809)
Loss on extinguishment of debt	—	—	—	(267)
Gain on sale of real estate	—	2,125	—	4,989
INCOME FROM DISCONTINUED OPERATIONS	—	2,146	291	3,913
NET INCOME (LOSS)	1,950	976	(711)	(4,281)
Less: net (income) loss attributable to noncontrolling interest	(76)	(80)	86	15
NET INCOME (LOSS) ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	1,874	896	(625)	(4,266)
Less: earnings allocated to participating securities	(223)	(102)	(29)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,651	$794	$(654)	$(4,266)
Income (loss) from continuing operations available to common stockholders per share - basic and diluted	$0.03	$(0.04)	$(0.04)
Net income (loss) available to common stockholders per share - basic and diluted	$0.03	$0.02	$(0.03)
Weighted average shares of common stock outstanding - basic and diluted	54,024,923	31,953,506	24,925,226

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND
REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Net income (loss)	$1,950	$976	$(711)	$(4,281)
Other comprehensive loss: cash flow hedge adjustment	(1,742)	(1,402)	—	—
Comprehensive income (loss)	208	(426)	(711)	(4,281)
Less: comprehensive (income) loss attributable to noncontrolling interests	(36)	(9)	86	15
Comprehensive income (loss) attributable to common stockholders	$172	$(435)	$(625)	$(4,266)

REXFORD INDUSTRIAL REALTY, INC. AND
REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Rexford Industrial Realty, Inc.							Rexford Industrial Realty, Inc. Predecessor
	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Rexford Industrial Realty, Inc. Noncontrolling Interests	Rexford Industrial Realty, Inc. Predecessor	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	—	$—	$—	$—	$—	$—	$—	$(12,691)	$108,939	$96,248
Capital contributions	—	—	—	—	—	—	—	6	1,150	1,156
Equity based compensation expense	—	—	—	—	—	—	—	—	1,000	1,000
Net loss	—	—	—	—	—	—	—	(4,266)	(15)	(4,281)
Distributions	—	—	—	—	—	—	—	(2,096)	(4,729)	(6,825)
Formation transactions
Contribution of Rexford Sponsor V, LLC and Rexford Industrial Fund V REIT, LLC	—	—	—	—	—	—	—	1,005	39,685	40,690
Distributions	—	—	—	—	—	—	—	(708)	(31,020)	(31,728)
Repurchase of interests from unaccredited investors	—	—	—	—	—	—	—	(96)	(1,004)	(1,100)
Exchange of common units to acquire tenant-in-common	—	—	—	—	—	—	40	—	—	40
Exchange of Predecessor’s equity for common stock and units	4,943,225	49	49,864	—	—	49,913	45,247	18,846	(114,006)	—
Balance at July 24, 2013 prior to initial public offering	4,943,225	49	49,864	—	—	49,913	45,287	—	—	95,200
Issuance of common stock	16,451,972	165	230,165	—	—	230,330	—	—	—	230,330
Offering costs	—	—	(24,824)	—	—	(24,824)	—	—	—	(24,824)
Proceeds from private placement	3,358,311	34	46,982	—	—	47,016	—	—	—	47,016
Share-based compensation	140,468	—	433	—	—	433	—	—	—	433
Net loss	—	—	—	(625)	—	(625)	(86)	—	—	(711)
Dividends	—	—	—	(5,368)	—	(5,368)		—	—	(5,368)
Reallocation and issuance of OP units and common stock related to the Accommodation	665,910	7	9,316	—	—	9,323	(9,630)	—	—	(307)
Balance at December 31, 2013	25,559,886	255	311,936	(5,993)	—	306,198	35,571	—	—	341,769

	Rexford Industrial Realty, Inc.							Rexford Industrial Realty, Inc. Predecessor
	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Rexford Industrial Realty, Inc. Noncontrolling Interests	Rexford Industrial Realty, Inc. Predecessor	Noncontrolling Interests	Total Equity
Issuance of common stock	17,250,000	172	232,703	—	—	232,875	—	—	—	232,875
Offering costs	—	—	(11,158)	—	—	(11,158)	—	—	—	(11,158)
Share-based compensation	213,569	—	1,163	—	—	1,163	—	—	—	1,163
Repurchase of common shares	(6,928)	—	(98)	—	—	(98)	—	—	—	(98)
Conversion of units to common stock	685,915	7	7,772	—	—	7,779	(7,779)	—	—	—
Net income	—	—	—	896	—	896	80	—	—	976
Other comprehensive loss	—	—	—	—	(1,331)	(1,331)	(71)	—	—	(1,402)
Dividends	—	—	—	(16,576)	—	(16,576)	—	—	—	(16,576)
Distributions	—	—	—	—	—	—	(1,672)	—	—	(1,672)
Balance at December 31, 2014	43,702,442	434	542,318	(21,673)	(1,331)	519,748	26,129	—	—	545,877
Issuance of common stock	11,500,500	115	183,892	—	—	184,007	—	—	—	184,007
Offering costs	—	—	(8,174)	—	—	(8,174)	—	—	—	(8,174)
Share-based compensation	120,178	1	1,764	—	—	1,765	87	—	—	1,852
Repurchase of common shares	(12,670)	—	(191)	—	—	(191)	—	—	—	(191)
Conversion of units to common stock	288,234	3	3,159	—	—	3,162	(3,162)	—	—	—
Repurchase of operating partnership units	—	—	(46)	—	—	(46)	(90)	—	—	(136)
Net income	—	—	—	1,874	—	1,874	76	—	—	1,950
Other comprehensive loss	—	—	—	—	(1,702)	(1,702)	(40)	—	—	(1,742)
Dividends	—	—	—	(28,304)	—	(28,304)	—	—	—	(28,304)
Distributions	—	—	—	—	—	—	(1,395)	—	—	(1,395)
Balance at December 31, 2015	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$—	$—	$693,744

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND
REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,950	$976	$(711)	$(4,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of unconsolidated real estate entities	(93)	29	(92)	915
Depreciation and amortization	41,837	28,608	8,686	7,022
Depreciation and amortization included in discontinued operations	—	7	92	776
Amortization of above (below) market lease intangibles, net	202	420	185	256
Accretion of discount on notes receivable	(178)	(263)	(83)	(94)
Gain from early repayment of notes receivable	(581)	—	—	(1,365)
Loss on extinguishment of debt	182	—	—	4,222
Loss on sale of real estate	—	150	—	—
Gain on sale of real estate included in discontinued operations	—	(2,125)	—	(4,989)
Amortization of loan costs	812	684	216	784
Gain on mark-to-market interest rate swaps	—	—	—	(49)
Amortization of discount on notes payable	(191)	(209)	—	—
Deferred interest expense	—	—	—	573
Equity based compensation expense	1,752	1,042	392	985
Change in working capital components:
Rents and other receivables	(1,228)	(883)	(79)	(161)
Deferred rent receivable	(3,425)	(1,400)	(795)	(263)
Change in restricted cash	—	—	—	1,137
Leasing commissions	(3,421)	(2,362)	(622)	(980)
Other assets	(1,286)	(1,069)	(815)	(1,172)
Accounts payable, accrued expenses and other liabilities	1,806	1,227	1,376	942
Tenant security deposits	1,608	961	230	507
Prepaid rent	762	(1,289)	932	(172)
Net cash provided by operating activities	40,508	24,504	8,912	4,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(230,599)	(383,662)	(78,749)	(73,332)
Capital expenditures	(22,181)	(13,959)	(1,784)	(1,439)
Consolidation of La Jolla Sorrento	—	—	—	373
Acquisition related deposits	2,110	(600)	(1,310)	50
Contributions to unconsolidated real estate entities	—	(105)	—	—
Distributions from unconsolidated real estate entities	—	1,745	57	271
Change in restricted cash	—	325	(36)	408
Principal repayments of notes receivable	13,896	265	103	5,516
Disposition of investment in real estate	—	15,410	—	21,537
Net cash used in investing activities	(236,774)	(380,581)	(81,719)	(46,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	175,833	221,773	207,477	—
Proceeds from private placement	—	—	47,016	—
Proceeds from notes payable	272,000	301,500	148,375	55,590
Repayment of notes payable	(226,710)	(147,241)	(312,889)	(21,135)

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Deferred loan costs	(796)	(1,876)	(1,813)	(812)
Prepaid offering costs	—	—	—	(1,504)
Debt extinguishment costs	(2)	—	—	—
Capital contributions from Predecessor members	—	—	—	1,156
Distributions to Predecessor members	—	—	—	(6,825)
Reimbursements due to Predecessor members	—	—	—	(1,221)
Distributions to Predecessor members related to formation transactions	—	—	(4,955)	(26,773)
Repurchase of interests from unaccredited investors	—	—	(1,100)	—
Distributions to Predecessor members related to the Accommodation	—	—	(307)	—
Dividends paid to common stockholders	(26,042)	(16,700)	—	—
Distributions paid to common unitholders	(1,095)	(1,672)	—	—
Repurchase of common shares	(191)	(98)	—	—
Repurchase of operating partnership units	(136)	—	—	—
Change in restricted cash	—	—	—	48
Net cash provided by (used in) financing activities	192,861	355,686	81,804	(1,476)
(Decrease) increase in cash and cash equivalents	(3,405)	(391)	8,997	(43,499)
Cash and cash equivalents, beginning of period	8,606	8,997	—	43,499
Cash and cash equivalents, end of period	$5,201	$8,606	$8,997	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of capitalized interest of $754 and $42 for 2015 and 2014, respectively)	$6,147	$5,793	$1,870	$8,587
Supplemental disclosure of noncash investing and financing transactions:
Contribution of Rexford Sponsor V LLC and Rexford Industrial Fund V REIT, LLC:
Investment in real estate and acquired intangibles	$—	$—	$—	$(32,493)
Investment in unconsolidated real estate entities	$—	$—	$—	$(2,844)
Notes receivable	$—	$—	$—	$(5,305)
Predecessor equity and noncontrolling interests	$—	$—	$—	$40,642
Acquisition of tenant-in-common interest in La Jolla Sorrento and consolidation of property previously accounted for under the equity method of accounting:
Investments in real estate and acquired intangibles	$—	$—	$—	$(8,369)
Investment in unconsolidated real estate entities	$—	$—	$—	$8,654
Additional paid in capital	$—	$—	$—	$10
Rexford Industrial Realty, Inc. Predecessor	$—	$—	$—	$(6)
Noncontrolling Interests	$—	$—	$—	$84

Assumption of loan in connection with acquisition of real estate including loan premium	$17,097	$10,565	$—	$—
Capital expenditure accruals	$610	$463	$550	$—
Accrual of dividends	$7,806	$5,244	$5,368	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

REXFORD INDUSTRIAL REALTY, INC. AND
REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR
NOTES TO THE FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets. As of December 31, 2015, our consolidated portfolio consisted of 119 properties with approximately 12.0 million rentable square feet. We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million square feet, which we also manage.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
We did not have any meaningful operating activity until the consummation of our initial public offering (“IPO”) and the related acquisition of certain assets of our predecessor as part of our formation transactions on July 24, 2013. The historical financial results in these financial statements for periods prior to July 24, 2013 relate to our accounting predecessor. Our predecessor (the “Predecessor” or “Rexford Industrial Realty, Inc. Predecessor”) is comprised of Rexford Industrial, LLC (“RILLC”), Rexford Sponsor V, LLC (“Sponsor”), Rexford Industrial Fund V REIT, LLC (“RIF V REIT”) and their consolidated subsidiaries, which consist of Rexford Industrial Fund I, LLC (“RIF I”), Rexford Industrial Fund II, LLC (“RIF II”), Rexford Industrial Fund III, LLC (“RIF III”), Rexford Industrial Fund IV, LLC (“RIF IV”), Rexford Industrial Fund V, LP (“RIF V”) and their subsidiaries (collectively the “Predecessor Funds”). The entities comprising Rexford Industrial Realty, Inc. Predecessor are combined on the basis of common management and common ownership.
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
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership) subsequent to our IPO on July 24, 2013 and our Predecessor prior to that date.
Basis of Presentation
As of December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014 and the period from July 24, 2013 to December 31, 2013, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. The financial statements presented for the period from January 1, 2013 through July 24, 2013 are the combined financial statements of our Predecessor. All of the outside ownership interests in entities that our Predecessor consolidates are included in noncontrolling interests. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.
The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification including modifications issued under Accounting Standards Updates (“ASUs”).
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
Certain prior period amounts have been reclassified to conform to the current year presentation. Any reference to the number of properties, buildings and square footage are unaudited and outside the scope of our independent auditor’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

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
The revenues and expenses of operating properties that were either sold or classified as held for sale prior to the adoption of ASU 2014-08, are reported as discontinued operations in the consolidated and combined statements of operations for all periods presented through the date of the disposition.  We did not have any dispositions of operating properties during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, we sold eight of our operating properties, of which seven of these properties were sold and classified as held for sale prior to the adoption of ASU 2014-08. As such, the results of operations (prior to disposition) and the gain (loss) on sale of real estate of these seven properties have been reported under discontinued operations in the consolidated and combined statements of operations for the year ended December 31, 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013. See Note 13.

Investment in Real Estate
Acquisitions
When we acquire operating properties with the intention to hold the investment for the long-term, and such acquisitions meet the accounting criteria to be accounted for as a business combination, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Because of the timing or complexity of completing certain fair value adjustments, the initial purchase price allocation may be incomplete at the end of a reporting period, in which case we may record provisional purchase price allocation amounts based on information available at the acquisition date. Subsequent adjustments to provisional amounts are recognized during the measurement period, which cannot exceed one year from the date of acquisition.
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income or discounted cash flow approach that relies upon Level 3 inputs, which are unobservable inputs based on the our assumptions about the assumptions a market participant would use.

These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2015, we used discount rates ranging from 7.00% and 11.75%.
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
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis.  During the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013, we capitalized $0.7 million, $0.3 million, $0.2 million and $0 respectively, in aggregated acquisition costs.  See Note 3.
Capitalization of Costs
We capitalize direct costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. This includes certain general and administrative costs, including payroll, bonus, and noncash equity compensation of the personnel performing development, renovations and rehabilitation if such costs are identifiable to a specific activity to get the real estate asset ready for its intended use. During the development and construction periods of a project, we also capitalize interest, real estate taxes and insurance costs. We cease capitalization of costs upon substantial completion of the project, but no later than one year from cessation of major construction activity. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize for the incomplete portion of the project. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
We capitalized interest costs of $0.8 million and $42 thousand during the years ended December 31, 2015 and 2014, respectively. We did not capitalize any similar costs for the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013. We capitalized real estate taxes and insurance aggregating $0.8 million and $0.1 million during the years ended December 31, 2015 and 2014, respectively. We did not capitalize any similar costs for the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013. We capitalized compensation costs for employees who provide construction services of $0.9 million, $0.6 million, $0.2 million and $0.1 million during the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013, respectively.
Depreciation and Amortization
Real estate, including land, building and land improvements, tenant improvements, and furniture, fixtures and equipment and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regards to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense.
The values allocated to buildings, site improvements, in-place lease intangibles and tenant improvements are depreciated on a straight-line basis using an estimated remaining life of 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for in-place lease intangibles and tenant improvements.
As discussed above in—Investments In Real Estate—Acquisitions, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an acquired lease intangible asset or liability and amortized to “rental revenues” over the remaining term of the related leases.

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
Investment in Unconsolidated Real Estate Entities
Investments in unconsolidated real estate entities in which we have the ability to exercise significant influence (but not control) are accounted for under the equity method of investment.  Under the equity method, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the consolidated balance sheets, and our share of net income or loss from the joint ventures is included within the consolidated and combined statements of operations.  See Note 12.
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation, of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.5 million, $0.5 million, $0.2 million and $0.2 million during the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013, respectively.
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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the year ended December 31, 2015 and 2014 and for the period from July 24, 2013 through December 31, 2013.
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
RIF V REIT has elected to be taxed as a REIT under the Code, commencing with its tax period ended December 31, 2010. We believe that RIF V REIT met all of the REIT distribution and technical requirements for the period from January 1, 2013 to July 23, 2013. Accordingly, we have not recognized any provision for income taxes.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2015 and 2014, we have not established a liability for uncertain tax positions.
Derivative Instruments and Hedging Activities
ASC Topic 815: Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
Valuation of Receivables
We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of $1.5 million, $0.7 million, $0.2 million and $0.3 million for the year ended December 31, 2015, December 31, 2014, the period from July 24, 2013 through December 31, 2013 and the period from January 1, 2013 through July 23, 2013, respectively, as a reduction to rental revenues in our consolidated and combined statements of operations. We had a $2.0 million and $1.0 million reserve for allowance for doubtful accounts as of December 31, 2015 and 2014, respectively.
Equity Based Compensation
We account for equity based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market or performance condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche.  See Note 15.
Equity Offering Costs
Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.
Earnings Per Share
We calculate earnings per share (“EPS”) in accordance with ASC 260 – Earnings Per Share (“ASC 260”). Under ASC 260, nonvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.
Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See Note 16.
Segment Reporting
Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs.
On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 also requires that an acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to adopt ASU 2015-16 early, beginning with the quarter ended September 30, 2015. There was no change to our consolidated financial statements or notes to our consolidated financial statements as a result of early adoption.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires reporting entities to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This ASU affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or (ii) by applying the amendments retrospectively. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, to defer the implementation of ASU 2014-09 date by one year, which would make this ASU effective for annual reporting periods beginning after December 15, 2017. Early application is permitted for fiscal years beginning after December 15, 2016. ASU 2014-09 notes that lease contracts with customers are a scope exception, and accordingly, we do not expect the adoption to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

3.	Investments in Real Estate
Acquisitions

The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2015:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Purchase Price (in thousands)
8902-8940 Activity Road(1)	San Diego - Central	1/21/2015	112,501	5	$18,450
12907 Imperial Highway(2)	Los Angeles - Mid-counties	1/21/2015	101,080	1	12,180
1210 North Red Gum Street(3)	Orange County - North	3/9/2015	64,570	1	7,650
9401 De Soto Avenue(3)	Los Angeles - San Fernando Valley	3/18/2015	150,263	1	14,075
9615 Norwalk Boulevard(3)	Los Angeles - Mid-counties	4/30/2015	38,362	2	9,642
16221 Arthur Street(3)	Los Angeles - Mid-counties	5/1/2015	61,372	1	5,774
2588 & 2605 Industry Way(1)	Los Angeles - South Bay	5/12/2015	164,662	2	22,000
425 South Hacienda Boulevard(1)	Los Angeles - San Gabriel Valley	5/15/2015	51,823	1	7,000
6700 Alameda Street(4)	Los Angeles - Central LA	6/29/2015	78,280	1	14,500
12720-12860 Danielson Court(1)	San Diego - Central	7/10/2015	112,062	6	16,900
10950 Norwalk Boulevard(3)	Los Angeles - Mid-counties	7/29/2015	18,995	1	4,973
610-760 Hueneme Road(3)	Ventura	8/11/2015	86,904	2	9,607
10709-10719 Norwalk Boulevard(3)	Los Angeles - Mid-counties	9/1/2015	58,056	2	7,242
6020 Sheila Street(4)	Los Angeles - Central LA	9/18/2015	70,877	1	12,220
9805 6th Street(4)	Inland Empire West	9/30/2015	81,377	1	6,894
16321-16327 Arrow Highway(1)	Los Angeles - San Gabriel Valley	10/14/2015	64,296	3	8,120
2535 Midway Drive(1)	San Diego - Central	10/22/2015	373,744	2	19,295
601-605 Milliken Avenue(1)	Inland Empire West	12/8/2015	128,322	3	13,000
1065 Walnut Street(5)	Los Angeles - South Bay	12/11/2015	172,420	1	16,700
12247 Lakeland Road(1)	Los Angeles - Mid-counties	12/16/2015	24,875	1	4,257
17311 Nichols Lane(4)	Orange County - West	12/30/2015	114,912	1	17,100
Total 2015 Wholly-Owned Property Acquisitions			2,129,753	39	$247,579

(1)	This acquisition was funded with borrowings under our unsecured revolving credit facility.

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

(5)
This acquisition was funded as follows: (i) $10.9 million from the assumption of secured debt and (ii) borrowings under our unsecured revolving credit facility. The assumed debt was recorded at fair value on the acquisition date, resulting in a premium of approximately $0.3 million.

The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2014:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Purchase Price (in thousands)
7110 Rosecrans Avenue(1)	Los Angeles - South Bay	1/15/2014	72,000	1	$4,969
14723-14825 Oxnard Street(1)	Los Angeles - San Fernando Valley	1/22/2014	78,000	6	8,875
Ontario Airport Business Park(2)	Inland Empire West	2/12/2014	113,612	5	8,550
1500-1510 West 228th Street(1)(2)(3)	Los Angeles - South Bay	2/25/2014	88,330	6	6,600
24105 & 24201 Frampton Avenue(1)	Los Angeles - South Bay	3/20/2014	47,903	1	3,930
1700 Saturn Way(1)	Orange County - West	4/17/2014	170,865	1	21,100
20531 Crescent Bay Drive(1)	Orange County - South	5/30/2014	46,178	1	6,480
2980 & 2990 N. San Fernando Blvd.(4)	Los Angeles - San Fernando Valley	5/30/2014	130,800	1	15,425
2610 & 2701 S. Birch Street(1)	OC Airport	6/5/2014	98,105	2	11,000
4051 Santa Ana St. & 701 Dupont Ave.(1)	Inland Empire West	6/24/2014	111,890	2	10,200
9755 Distribution Avenue(5)	San Diego - Central	6/27/2014	47,666	1	5,425
9855 Distribution Avenue(5)	San Diego - Central	6/27/2014	60,819	1	8,525
9340 Cabot Drive(5)	San Diego - Central	6/27/2014	86,564	1	10,975
9404 Cabot Drive(5)	San Diego - Central	6/27/2014	46,846	1	6,400
9455 Cabot Drive(5)	San Diego - Central	6/27/2014	96,840	1	12,100
14955-14971 E. Salt Lake City(5)	Los Angeles - San Gabriel Valley	6/27/2014	126,036	1	10,850
5235 E. Hunter Avenue(5)	Orange County - North	6/27/2014	119,692	1	11,329
3880 West Valley Boulevard(5)	Los Angeles - San Gabriel Valley	6/27/2014	108,703	1	9,631
1601 Alton Parkway(5)	OC Airport	6/27/2014	124,000	1	13,276
3116 West Avenue 32(1)	Los Angeles - San Fernando Valley	7/8/2014	100,500	1	11,000
Chatsworth Industrial Park(1)	Los Angeles - San Fernando Valley	7/23/2014	153,212	7	16,800
24935 & 24955 Avenue Kearny(1)	Los Angeles - San Fernando Valley	7/25/2014	138,980	2	11,510
605 8th Street(6)	Los Angeles - San Fernando Valley	8/26/2014	55,516	1	5,075
9120 Mason Avenue(6)	Los Angeles - San Fernando Valley	9/12/2014	319,348	1	30,500
679-691 S Anderson Street(6)	Los Angeles - Central LA	11/24/2014	47,490	1	6,490
7900 Nelson Road(6)	Los Angeles - San Fernando Valley	11/25/2014	203,082	1	24,287
13231 Slover Avenue(7)	Inland Empire West	12/3/2014	109,463	1	7,640
10509 Business Drive(7)	Inland Empire West	12/3/2014	130,788	1	9,040
240 West Ivy Avenue(1)	Los Angeles - South Bay	12/5/2014	45,685	1	5,900
3120-3150 Paseo Mercado(7)	Ventura	12/9/2014	132,187	5	11,600
2350-2380 Eastman Avenue(7)	Ventura	12/9/2014	55,296	4	6,025
1800 Eastman Avenue(7)	Ventura	12/9/2014	33,332	1	3,250
2360-2364 E. Sturgis Road(7)	Ventura	12/9/2014	49,624	3	4,050
201 Rice Ave. & 2400-2420 Celsius(7)	Ventura	12/9/2014	137,785	3	13,725
11120-11200 Hindry Avenue(1)	Los Angeles - South Bay	12/18/2014	63,654	3	11,910
6970-7374 Convoy Court(1)	San Diego - Central	12/31/2014	187,763	13	32,325
Total 2014 Wholly-Owned Property Acquisitions			3,738,554	84	$396,767

(1)	This acquisition was funded with borrowings under our unsecured revolving credit facility.

(2)	This acquisition was funded as part of a 1031 exchange using proceeds from the disposition of our property located at 1335 Park Center Drive.

(3)
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

(4)
In connection with the acquisition of 2980 and 2990 N. San Fernando Blvd. acquisition, we assumed debt with an outstanding principal balance of $10.3 million and an initial fair value premium of $0.3 million. The remaining purchase price was funded with borrowings under our unsecured revolving credit facility.

(5)
This property was acquired as part of an industrial portfolio consisting of nine properties. The portfolio was funded as follows: (i) a $48.5 million term loan secured by eight of these properties and (ii) borrowings under our unsecured revolving credit facility.

(6)	This acquisition was funded with available cash on hand.

(7)	This acquisition was funded in part with cash on hand and in part with borrowings under our unsecured revolving credit facility.

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

	Total 2015 Acquisitions	Total 2014 Acquisitions
Assets:
Land(1)	$124,660	$151,954
Buildings and improvements(2)	106,496	216,651
Tenant improvements	4,792	6,817
Acquired lease intangible assets(3)	16,236	24,855
Other acquired assets(4)	128	1,444
Total assets acquired	252,312	401,721
Liabilities:
Acquired lease intangible liabilities(5)	1,713	2,482
Notes payable	17,097	10,565
Deferred rent liability	977	114
Other assumed liabilities(4)	1,926	4,898
Total liabilities assumed	21,713	18,059
Net assets acquired	230,599	383,662

(1)
The allocation to land in 2015 includes an aggregate $0.4 million of capitalized acquisition costs related to the purchases of 9401 De Soto Avenue, 16221 Arthur Street, 425 Hacienda Boulevard, 6020 Sheila Street, and 2535 Midway Drive, which were accounted for as asset acquisitions. The allocation to land in 2014 includes an aggregate $0.2 million of capitalized acquisition costs related to the purchases of 7110 Rosecrans Avenue, 2610 & 2701 S. Birch Street, and 7900 Nelson Road, which were accounted for as asset acquisitions.

(2)
The allocation to buildings and improvements in 2015 includes an aggregate $0.3 million of capitalized acquisition costs related to the purchases of 16221 Arthur Street, 425 Hacienda Boulevard, 6020 Sheila Street, and 2535 Midway Drive, which were accounted for as asset acquisitions. The allocation to buildings and improvements in 2014 includes an aggregate $0.1 million of capitalized acquisition costs related to the purchases of 7110 Rosecrans Avenue, 2610 & 2701 S. Birch Street, and 7900 Nelson Road, which were accounted for as asset acquisitions.

(3)
For 2015 acquisitions, includes $12.1 million of in-place lease intangibles and $4.1 million of above-market tenant lease intangibles with a weighted average amortization period of 5.5 years and 11.9 years, respectively.

(4)	Includes other working capital assets acquired and liabilities assumed, respectively, at the time of acquisition.

(5)	For 2015 acquisitions, represents below-market tenant lease intangibles with a weighted average amortization period of 5.9 years.

The following table summarizes the results of operations for each of the properties acquired during the year ended December 31, 2015, included in the consolidated statements of operations from the date of acquisition (in thousands):

Year Ended December 31, 2015
Revenues	$8,130
Net Income	$2,219

The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our 2015 acquisitions had occurred on January 1, 2014.  These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, and increased interest expense for borrowings associated with these acquisitions. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2014 and may not be indicative of future operating results.

	Year Ended December 31,
	2015	2014
Revenues	$106,618	$87,485
Net operating income	$76,872	$61,778
Net income	$7,307	$5,779
Net income available to common stockholders per share - basic and diluted	$0.13	$0.16

4.	Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases as follows (in thousands):

	December 31,
	2015	2014
Acquired Lease Intangible Assets:
In-place lease intangibles	49,265	37,467
Accumulated amortization	(25,107)	(12,975)
In-place lease intangibles, net	24,158	24,492

Above-market tenant leases	9,062	4,971
Accumulated amortization	(2,837)	(1,327)
Above-market tenant leases, net	6,225	3,644
Acquired lease intangible assets, net	30,383	28,136

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(5,227)	(3,514)
Accumulated accretion	2,053	743
Below-market tenant leases, net	(3,174)	(2,771)

Below-market ground lease	(290)	(290)
Accumulated accretion	77	45
Below-market ground lease, net	(213)	(245)
Acquired lease intangible liabilities, net	(3,387)	(3,016)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013
In-place lease intangibles(1)	$12,445	$9,275	$3,020	$1,238
Net above (below) market tenant leases(2)	$234	$452	$198	$239
Above-market ground lease(3)	$(32)	$(32)	$(13)	$—

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated and combined statements of operations for the periods presented.

(2)	The amortization of above (below) market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated and combined statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated and combined statements of operations for the periods presented.
The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2015 for the next five years (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Above Market Ground Lease(3)
2016	$9,823	$163	$(32)
2017	5,768	379	(32)
2018	3,620	321	(32)
2019	2,467	380	(32)
2020	1,182	243	(32)
Thereafter	1,298	1,565	(53)
Total	$24,158	$3,051	$(213)

(1)	Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operation.

(2)	Estimated amounts of amortization will be recorded as a net decrease to rental revenues in the consolidated statements of operations.

(3)	Estimated amounts of accretion will be recorded as a decrease to property expenses in the consolidated statements of operations.

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
On February 8, 2013, our Predecessor received gross proceeds of $5.4 million from the early repayment of another mortgage note receivable. Our Predecessor recognized a gain from early repayment of note receivable of $1.4 million during the period from January 1, 2013 to July 23, 2013.
The following table summarizes the balance of our notes receivable (in thousands):

	December 31,
	2015	2014
Face Amount	$—	$13,896
Unrecognized Accretable Yield	—	(759)
Note Receivable	$—	$13,137

6.	Notes Payable

The following table summarizes the balance of our indebtedness as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Principal amount	$418,698	$357,076
Less: unamortized discount and deferred loan costs(1)	(544)	(714)
Carrying value	$418,154	$356,362
(1)    Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility. These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets. See the discussion of the adoption of ASU 2015-03 in Note 2.

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate(2)
Secured Debt
Term Loan(3)	$60,000	$(283)	$60,000	$(362)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Term Loan(5)	—	—	48,500	(330)	6/24/2017		--		--
Glendale Commerce Center	—	—	42,750	—	5/1/2016		--		--
Gilbert/La Palma	3,044	(153)	3,173	(161)	3/1/2031		5.125%	(6)	5.37%
2980 San Fernando	—	—	10,153	139	7/1/2015		--		--
12907 Imperial Highway	5,299	303	—	—	4/1/2018		5.950%	(7)	3.71%
1065 Walnut Street	9,855	292	—	—	2/1/2019	(8)	4.550%	(9)	3.54%
Unsecured Debt
Term Loan Facility	100,000	—	100,000	—	6/11/2019		LIBOR+1.25%	(10)	2.36%	(11)
Revolving Credit Facility	140,500	—	92,500	—	6/11/2018	(4)	LIBOR+1.30%	(10)(12)	1.73%
Guaranteed Senior Notes	100,000	(703)	—	—	8/6/2025		4.290%		4.36%
Total	$418,698	$(544)	$357,076	$(714)

(1)	Reflects the contractual interest rate under the terms of the loan as of December 31, 2015.

(2)
Reflects the effective interest rate at December 31, 2015, which includes the effect of the amortization of discounts/premiums and deferred loan costs, and includes the effect of interest rate swaps that were effective as of December 31, 2015.

(3)
Loan is secured by six properties. As of December 31, 2015, the interest rate of this $60 million variable-rate term loan has been effectively fixed through the use of two interest rate swaps. See Note 8 for details.

(4)	One additional one-year extension available at the borrower’s option.

(5)	Loan was secured by eight properties.

(6)	Monthly payments of interest and principal based on 20-year amortization table.

(7)	Monthly payments of interest and principal based on 30-year amortization table, with a balloon payment at maturity.

(8)	One additional five-year extension available at the borrower’s option.

(9)	Monthly payments of interest and principal based on 25-year amortization table, with a balloon payment at maturity.

(10)
The LIBOR margin will range from 1.25% to 1.85% for the term loan facility and 1.30% to 1.90% for the revolving credit facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.

(11)	As of December 31, 2015, interest on $50 million of this $100 million term loan has been effectively fixed through the use of an interest rate swap. See Note 8 for details.

(12)
The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility if the balance is under $100 million or over $100 million, respectively.

On January 21, 2015, in connection with the acquisition of the property located at 12907 Imperial Highway, we assumed a mortgage loan that is secured by the acquired property. The assumed mortgage loan had a principal balance of $5.4 million at the acquisition date and was recorded at fair value at the date of acquisition, resulting in an initial debt premium of $0.5 million. The loan, which was put in place in 2008 by the seller, bears interest at a fixed rate of 5.95% with amortization over 30 years and has a maturity date of April 1, 2018. We may prepay the loan in full during the 90 day period prior to the maturity date with without incurring prepayment penalties.

On April 1, 2015, we repaid the $10.1 million outstanding balance on our loan secured by the property located at 2980-2990 North San Fernando Road. We repaid the balance using available cash on hand and did not incur any prepayment penalties for repaying in advance of the maturity date of July 1, 2015. We previously assumed the loan on May 30, 2014, in connection with the acquisition of the related property.  At the acquisition date, the assumed mortgage had a principal balance of $10.3 million and was recorded at fair value, resulting in an initial debt premium of $0.3 million.  The loan, which was put in place in 2005 by the seller, bore interest at a fixed rate of 5.088% with amortization over 30 years.

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

On August 6, 2015, we used a portion of the funds raised from the issuance of the Notes to terminate and pay in full the $48.5 million term loan secured by the first priority deed of trust on eight of our properties. We initially obtained this loan on June 24, 2014, to partially fund the acquisition of a portfolio of nine properties.  We did not incur any prepayment penalties for repaying in advance of the maturity date of June 24, 2017.

On December 11, 2015, in connection with the acquisition of the property located at 1065 Walnut Street, we assumed a $10.9 million mortgage loan that is secured by the acquired property. At closing, we prepaid approximately $1.1 million of the loan balance using the reserves of the loan’s capital and tenant improvement escrow accounts. We recorded the loan at fair value at the date of acquisition resulting in an initial debt premium of $0.3 million. The loan, which was put in place in 2014 by the seller, bears interest at a fixed rate of 4.55% with amortization over 25 years and has an initial maturity date of February 1, 2019. We may prepay the loan in whole at any time on or after November 1, 2018 through the initial maturity date without incurring prepayment penalties, subject to certain notice requirements.

On October 1, 2014, we repaid the $5.0 million outstanding balance on the note secured by our property located at 10700 Jersey Boulevard.  We repaid the note using available cash on hand and did not incur any prepayment penalties for repaying in advance of the maturity date of January 1, 2015.
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of December 31, 2015 and does not consider extension options available to us as noted above.  The minimum future principal payments due on our notes payable as of December 31, 2015 were as follows (in thousands):

2016	$396
2017	430
2018	145,880
2019	169,533
2020	166
Thereafter	102,293
Total	$418,698

Unsecured Credit Facility
On June 11, 2014, we amended our existing revolving credit facility by entering into an Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility, among other matters, adds a senior unsecured term loan facility (the “Term Loan Facility”) with a borrowing capacity of $100.0 million to the existing senior unsecured revolving credit facility (the “Revolver”) with a borrowing capacity of $200.0 million. The maturity date of the Revolver was extended to June 11, 2018 (previously July 24, 2016), with one 12-month extension option available, subject to certain conditions, and the Term Loan Facility has a maturity date of June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.
Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), the applicable LIBOR margin will range from 1.30% to 1.90% (previously 1.35% to 2.05%), for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on our Leverage Ratio (as defined in the credit agreement). In February 2015, the Revolver and the Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings. Additionally, there is a quarterly facility fee that is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
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
As of December 31, 2015 we had borrowings of $140.5 million outstanding under our Revolver, leaving $59.5 million available for additional borrowings.
Debt Covenants
The Credit Facility, as amended, includes a series of financial and other covenants that we must comply with in order to borrow under the Credit Facility. These include the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;

•	Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.5 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI to unsecured interest expense of at least 1.75 to 1.0.
Additionally, the Credit Facility provides that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period.

The NPGA contains a series of financial and other covenants with which we must comply. The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the Credit Facility, as detailed above. In addition, we are required to maintain at all times a credit rating on the Notes from either S&P, Moody’s or Fitch. At issuance, the Notes were assigned an investment grade rating of BBB- by Fitch. Subject to the terms of the NPGA and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the NPGA, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2015.

7.	Operating Leases
We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated and combined statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of December 31, 2015 is summarized as follows (in thousands):

For the year ending December 31:
2016	$81,905
2017	62,110
2018	45,714
2019	34,964
2020	24,751
Thereafter	60,487
Total	$309,931
The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

8.	Interest Rate Contracts
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.

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
On February 4, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our $60.0 million variable-rate term loan. We are required to make certain monthly fixed rate payments calculated on notional amounts of $30.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The first forward swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable on $30.0 million of debt at 3.726%. The second forward swap, which is effective for the period from July 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable on the other $30.0 million of debt at 3.910%.
On August 19, 2014, we executed two forward-starting interest rate swap transactions to hedge the variable cash flows associated with our $100.0 million Term Loan Facility.  We are required to make certain monthly fixed rate payments calculated on notional amounts of $50.0 million for each of the swaps, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount.  The first swap is effective for the period from August 14, 2015 to December 14, 2018 and currently fixes the annual interest rate payable on our Term Loan Facility at 1.790%, plus an applicable margin under the terms of our Credit Facility.  The second swap has an effective date of February 16, 2016 and a maturity date of December 14, 2018.   The second interest rate swap will effectively fix the annual interest rate payable on our Term Loan Facility at 2.005%, plus an applicable margin under the terms of the Credit Facility.
Prior to our IPO, our Predecessor was party to an interest rate swap that was not designated as a hedge, and as such, the changes in its fair value were recognized in earnings.  This interest rate swap reached its natural termination on March 15, 2013.  As of December 31, 2015 and 2014, we do not have any derivatives that are not designated as hedges.
The following table sets forth a summary of our interest rate swaps at December 31, 2015 and 2014 (dollars in thousands):

				Fair Value(1)		Current Notional Amount(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$538	$457	$30,000	$—
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$698	$408	$30,000	$—
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$849	$277	$50,000	$—
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$1,059	$260	$—	$—

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2015 and December 31, 2014, all of our derivatives were in a liability position, and as such, the fair value is included in the line item “Interest rate swap liability” in the Consolidated Balance Sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date noted.

The following table sets forth the impact of our interest rate swaps on our consolidated and combined statements of operations for the periods presented (in thousands):

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From July 24, 2013 to December 31, 2013	Period From January 1, 2013 to July 23, 2013
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$(2,781)	$(1,402)	$—	$—
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(1,039)	$—	$—	$—
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
Interest Rate Swaps Not in Cash Flow Hedging Relationships:
Amount of realized and unrealized gain recognized in earnings under “Gain on mark-to-market of interest rate swaps”	$—	$—	$—	$49
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.9 million will be reclassified as an increase to interest expense.
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
As of December 31, 2015, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million.  As of December 31, 2015, we have not posted any collateral related to these agreements.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2015 and 2014, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps at:
December 31, 2015	$(3,144)	$—	$(3,144)	$—
December 31, 2014	$(1,402)	$—	$(1,402)	$—

Financial Instruments Disclosed at Fair Value
The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable, accrued expenses and other liabilities, and tenant security deposits approximate fair value because of their short-term nature.
The fair value of our notes payable was estimated by calculating the present value of principal and interest payments, using currently available market rates, adjusted with a credit spread, and assuming the loans are outstanding through the contractual maturity date.
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2015 and 2014 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2015	$416,497	$—	$—	$416,497	$418,154
December 31, 2014	$357,212	$—	$—	$357,212	$356,362

10.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and development fees and leasing commissions from entities controlled individually by Mr. Schwimmer. These transactions are conducted on terms equivalent to those prevailing in arm's-length transactions. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated and combined statements of operations.  We recorded $0.2 million, $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013, respectively, in management, leasing and development services revenue.

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
On February 25, 2014, we acquired the property located at West 228th Street. Before purchasing the property, during the due diligence phase, we engaged with a third party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements. The total remediation costs were estimated to be $1.3 million, which includes remediation, processing and oversight costs.
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
As of December 31, 2015 and 2014, we have a $1.2 million contingent liability in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date. As of December 31, 2015 and 2014, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of December 31, 2015, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.
The future minimum commitment under our ground lease and corporate office lease as of December 31, 2015 is as follows (in thousands):

For the year ending December 31:	Office Lease	Ground Rent
2016	$520	$144
2017	543	144
2018	559	144
2019	337	144
2020	—	144
Thereafter	—	5,964
Total	$1,959	$6,684

Tenant Related
As of December 31, 2015, we had commitments of approximately $5.4 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250 thousand per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2015, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of December 31, 2015, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
As of December 31, 2015, our 10 largest tenants represented approximately 14.6% of our annualized base rent, and no single tenant accounted for more than 2.2% of our annualized base rent. Annualized base rent is based on the monthly contracted base rent from leases in effect as of December 31, 2015, multiplied by 12, excluding billboard and antenna revenue and rent abatements.   During the year ended December, 2015, no single tenant accounted for more than 10% of our rental revenues.

12.    Investments in Unconsolidated Real Estate
Our Predecessor owned interests in two industrial properties through noncontrolling interests as follows: (i) a 70% interest, as tenants-in-common subject to common control, in a property located at 10439-10477 Roselle Street in San Diego and (ii) a 15% equity interest in a joint venture (the “JV”) we manage, that owned three properties located at 3001, 3175 and 3233 Mission Oaks Boulevard in Ventura County. Both of these investments are accounted for under the equity method of accounting.

As part of our formation transactions, on July 24, 2013, the following transactions occurred: (i) we acquired the 30% tenancy-in-common interest of the property located at 10439-10477 Roselle Street not previously owned by us in exchange for 2,828 common units in our Operating Partnership, and (ii) our 15% joint venture interest in the properties located at 3001, 3175 and 3233 Mission Oaks Boulevard was contributed to the Operating Partnership.  As a result of the contribution, the carrying value of our investment was recorded at the estimated fair value on the date of contribution, which resulted in a $2.8 million basis adjustment, which is being amortized over the estimated useful life of the underlying assets.
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
The following tables present combined summarized financial information of our unconsolidated real estate properties.  Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share, unless otherwise noted (in thousands).

	December 31,
	2015	2014
Assets	$24,280	$23,542
Liabilities	(1,250)	(1,274)
Partners’/members’ equity	$23,030	$22,268
Company’s share of equity	$3,455	$3,340
Basis adjustment(1)	632	678
Carrying value of the Company’s investment in unconsolidated real estate	$4,087	$4,018

(1)
This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of our formation transactions that occurred on July 24, 2013.

	December 31, 2015(1)	December 31, 2014(1)	Period from July 24, 2013 to December 31, 2013(1)	Period from January 1, 2013 to July 23, 2013(2)
Revenues	$2,673	$7,018	$1,440	$6,516
Expenses	(1,911)	(6,526)	226	(7,296)
Gain on sale of properties	—	13,389	—	—
Net income (loss)	$762	$13,881	$1,666	$(780)

(1)	Includes summarized financial information for our equity method investment properties located at 3001-3233 Mission Oaks Boulevard.

(2)	Includes summarized financial information for properties located at 3001-3233 Mission Oaks Boulevard and 10439-10477 Roselle Street.
Fees and commissions earned from managing the JV are included in "Management, leasing and development services" in the consolidated and combined statements of operations. We recognized $0.2 million, $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, the period from July 24, 2013 to December 31, 2013 and the period from January 1, 2013 to July 23, 2013, respectively, in management, leasing and development services revenue.

13.	Dispositions and Discontinued Operations
Dispositions
We did not have any dispositions during the year ended December 31, 2015. The table below summarizes the properties sold during the years ended December 31, 2014, and 2013 (dollars in thousands).

Address	Location	Date of Disposition	Rentable Square Feet	Sales Price	Debt Satisfied(1)	Gain (Loss) Recorded
2014 Dispositions:
1335 Park Center Drive(2)	Vista, CA	1/29/2014	124,997	$10,103	$—	$2,262
2900 N. Madera Road(2)	Simi Valley, CA	3/13/2014	63,305	$4,350	$—	$(137)
500-560 Zenith Drive(3)	Glenview, IL	8/29/2014	37,992	$1,822	$—	$(150)
2013 Dispositions:
4578 Worth Street(2)	Los Angeles, CA	1/31/2013	79,370	$4,100	$2,500	$2,410
1950 E. Williams Drive(2)	Oxnard, CA	4/4/2013	161,682	$8,542	$2,993	$415
9027 Glenoaks Boulevard(2)	Los Angeles, CA	5/10/2013	14,700	$1,727	$1,625	$234
2515, 2507, 2441 W. Erie Dr. & 2929 S. Fair Lane(2)	Tempe, AZ	5/28/2013	83,385	$5,003	$3,531	$1,015
1255 Knollwood Circle(2)	Anaheim, CA	6/14/2013	25,162	$2,768	$2,630	$915

(1)	Amount represents the principal paid back to the lender to release the property from a larger pool of properties serving as collateral for the respective portfolio loan.

(2)	The results of operations and the gain or loss on sale of this property is reported under Discontinued Operations in the Consolidated and Combined Statements of Operations.

(3)	The results of operations and the loss on sale of this property are reported as part of Net loss from continuing operations in the Consolidated and Combined Statements of Operations.
Discontinued Operations
Income from discontinued operations includes the results of operations (prior to disposition) and the gain on sale of real estate attributable to seven of the eight properties listed in the table above (all properties except 500-560 Zenith Drive).  Their consolidated results of operations for the years ended December 31, 2015 and 2014 and the period from July 24, 2013 to December 31, 2013, and combined results of operations for the period from January 1, 2013 to July 23, 2013, are summarized in the table below (in thousands).

	Rexford Industrial Realty, Inc.			Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Period from January 1, 2013 to July 23, 2013
Revenues	$—	$85	$472	$604
Operating expenses	—	(57)	(89)	(312)
Interest expense	—	—	—	(325)
Depreciation and amortization expense	—	(7)	(92)	(776)
Loss on extinguishment of debt	—	—	—	(267)
Gain on sale of real estate	—	2,125	—	4,989
Income from discontinued operations	$—	$2,146	$291	$3,913

14.	Stockholders’ Equity
Common Stock
On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock at a public offering price of $16.00 per share. The net proceeds of the follow-on offering were $176.2 million, after deducting the underwriting discount and offering costs paid aggregating $7.8 million. On February 3, 2015, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 common units of partnership interests in the Operating Partnership (“OP Units”).
On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at a price of $13.50 per share.  The net proceeds of the follow-on offering were approximately $221.8 million, after deducting the underwriters’ discount and offering costs of approximately $11.1 million.  On August 19, 2014, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 17,250,000 OP Units.
During 2013, we issued 16,451,972 shares of common stock in conjunction with the IPO, resulting in net proceeds of approximately $206.1 million after deducting the underwriters’ discount and offering costs. As part of our concurrent private placement, we issued a total of 3,358,311 shares in exchange for gross proceeds of $47.0 million. Additionally, in conjunction with the formation transactions, we issued 3,697,086 OP Units and 4,947,558 shares of our common stock.
ATM Program
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) through which we may sell from time to time up to an aggregate of $125 million of our common stock through sales agents. In connection with the ATM program we have incurred offering costs of $0.4 million. As of December 31, 2015, we have issued 500 shares of common stock under the ATM Program. Sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. Noncontrolling interests consisted of 2,026,642 OP Units and represented approximately 3.5% of our Operating Partnership as of December 31, 2015. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the year ended December 31, 2015, we redeemed 8,468 OP Units for approximately $0.1 million at a price of $16.07 per unit. During the years ended December 31, 2015 and 2014, we acquired 288,234 and 685,915 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock resulting in the reclassification of $3.2 million and $7.8 million, respectively, from noncontrolling interests to Rexford Industrial Realty, Inc.’s stockholder equity.
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
The Company and Messrs. Schwimmer, Frankel and Ziman, with the agreement of our board of directors, formally communicated the proposed Accommodation to pre-IPO investors in early October 2013. The Accommodation became effective on October 28, 2013. The pre-IPO investors were provided a reply-by date of October 30, 2013 to elect whether to participate in the Accommodation. The Board elected, effective October 29, 2013, to extend that reply-by date to November 30, 2013. There was no further extension of the reply-by date. As of December 31, 2013, the Accommodation has ended, and 97.9% of the pre-IPO investors, who collectively represent 98.5% of the aggregate capital commitments in the Predecessor Funds, participated in the Accommodation by signing Transfer and Release Agreements.
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
Changes in Accumulated Other Comprehensive Loss
The following table summarizes the changes in our accumulated other comprehensive loss balance for the years ended December 31, 2015 and 2014, which consists solely of adjustments related to our cash flow hedges:

	2015	2014
Accumulated other comprehensive loss - beginning balance	$(1,331)	$—
Other comprehensive loss before reclassifications	(2,781)	(1,402)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,039	—
Net current period other comprehensive loss	(1,742)	(1,402)
Less other comprehensive loss attributable to noncontrolling interests	40	71
Other comprehensive loss attributable to common stockholders	(1,702)	(1,331)
Accumulated other comprehensive loss - ending balance	$(3,033)	$(1,331)
Dividends
Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation expense.
The following unaudited table summarizes the federal income tax treatment for all distributions for the years ended December 31, 2015 and 2014 and the period from July 24, 2013 to December 31, 2013.

	Year Ended December 31, 2015		Year Ended December 31, 2014			Period From July 24, 2013 to December 31, 2013
Ordinary Income	$0.4789478	93.91%	$0.4607500		92.15%	$0.1900000	100.00%
Return of Capital	—	—%	—		—%	—	—%
Capital Gain	0.0310522	6.09%	0.0392500	(1)	7.85%	—	—%
Total	$0.5100000	100.00%	$0.5000000		100.00%	$0.1900000	100.00%
(1)19.0% of the capital gain is comprised of an unrecaptured Section 1250 gain.

15.	Incentive Award Plan
In July 2013, our board of directors adopted the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”). The Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, LTIP units of partnership interest in our operating partnership (“LTIP units”), including performance units in our operating partnership, stock appreciation rights and cash awards.
Our employees, consultants and non-employee directors are eligible to receive awards under the Plan. The Plan is administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants each of which may delegate its duties and responsibilities to committees of our directors and/or officers (collectively the “plan administrator”), subject to certain limitations. The plan administrator sets the terms and conditions of all awards under the Plan, including any vesting and vesting acceleration conditions.
The aggregate number of shares of our common stock and LTIP units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,315,807 shares of common stock remain available for issuance as of December 31, 2015).  Shares and units granted under the Plan may be authorized but unissued shares/LTIP Units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award will generally be available for future awards.
LTIP Units and Performance Units
LTIP units and performance units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP units and performance units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership’s partnership agreement (“book-up events”), the LTIP units and performance units can over time achieve full parity with the common units for all purposes. If such parity is reached, vested LTIP units and performance units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. LTIP Units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock. Performance units that have not vested receive a quarterly per-unit distribution equal to 10% of the distributions paid on OP Units.
On December 15, 2015, the compensation committee granted an aggregate award of 166,669 LTIP Units to Messrs. Schwimmer, Frankel and Khan (collectively, the “executives”) under the Plan, that had a grant date fair value of $2.5 million based on the closing share price of our common stock on the date of grant ($15.90) and the application of a 5% discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of “book-up events”. These LTIP Units will vest 25% in equal installments on each of the first, second, third and fourth anniversaries of the grant date, December 15, 2015, subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense will be recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award.

On December 15, 2015, the compensation committee granted an aggregate award of 315,998 performance units to the executives under the Plan. The number of performance units that ultimately vest, which will range from 0% to 100% of the performance units granted, will be based on the Company’s total shareholder return (“TSR”) over the three-year performance period beginning on December 15, 2015 and ending on December 14, 2018 (the “Performance Period”), and further subject to the executive’s continued employment. TSR is measured as the appreciation in the price per share of the Company’s common stock plus dividends paid during the Performance Period, assuming the reinvestment in common stock of all dividends paid during the Performance Period. Each award of performance units is comprised of a number of units designated as base units and distribution equivalent units. Forty percent (40%) of the base units are designated as “absolute TSR base units,” and vest based on varying levels of the Company’s TSR over the Performance Period. The other sixty percent (60%) of the base units are designated as “relative TSR base units” and vest based on the Company’s TSR as compared to the TSR percentage of a peer group of companies included in the SNL U.S. Equity REIT Index over the Performance Period. As noted above, performance units will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the Performance Period and a portion will be paid out as distribution equivalent units based upon the number of absolute and relative units that ultimately vest.

The TSR levels and vesting percentages for the absolute TSR base units and relative TSR base units are summarized in the following table:

	Absolute TSR Base Units		Relative TSR Base Units
	Company TSR Percentage(1)	Absolute TSR Vesting Percentage	Peer Group Relative Performance(1)	Relative TSR Vesting Percentage
	< 24%	—%	< 50th Percentile	—%
“Threshold Level”	24%	20%	50th Percentile	20%
“Target Level”	37%	60%	62.5th Percentile	60%
“Maximum Level”	≥ 50%	100%	≥ 75th Percentile	100%

(1)
If the Company’s TSR percentage or the peer group relative performance falls between the levels specified in the table, the percentage of absolute base units or relative base units that vest will be determined using straight-line interpolation between such levels.

The fair value of the performance units is based on the sum of: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the Performance Period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the Performance Period. At the grant date, the performance units were fair valued at $2.2 million, utilizing a Monte Carlo simulation pricing model, which uses 100,000 trial simulations to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the Performance Period. In performing the Monte Carlo simulation, we used the following assumptions: (i) expected price volatility for the Company of 24.0%, (ii) expected price volatility for a selection of peer group companies within the SNL U.S. Equity REIT Index with a range from 21.0% to 62.0%, (iii) an expected dividend yield of 3.40% and (iv) a three-year risk-free interest rate of 1.28%. The expected price volatilities are based on a mix of the historical and implied volatilities of the Company and the peer group companies. The expected dividend yield is based on our average historical dividend yield since our IPO and our dividend yield as of the valuation date. The risk-free interest rate is based on US Treasury note yields matching the three-year time period of the Performance Period.
Compensation cost will be recognized ratably over the requisite service period, regardless of whether the TSR levels are achieved and any awards ultimately vest. We will only reverse compensation expense if the holder of a performance unit forfeits the award by leaving the employment of the Company prior to vesting.
Restricted Shares
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

The compensation committee has periodically awarded grants of restricted stock to various employees, other than executives, of the Company for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  During the year ended December 31, 2015, 102,503 shares of restricted common stock were granted to these employees. The grant date fair value of these awards was $1.6 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $14.63 to $15.82 per share.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the anniversary of the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the year ended December 31, 2015, we granted 3,383 shares of restricted common stock to each of our non-employee directors.  The grant date fair value of each award was $50,000 based on the $14.78 closing share price of the Company’s common stock on the date of grant.
Additionally, on February 26, 2015, 32,052 shares of restricted common stock were granted to Mr. Ziman, one of our non-employee directors.  The grant date fair value of this award was $0.5 million based on the $15.60 closing share price of the Company’s common stock on the date of grant. These shares will vest in four equal, installments on October 23 of each of 2015, 2016, 2017 and 2018, subject to Mr. Ziman’s continued service.
The following table sets forth our unvested restricted stock activity for the year ended December 31, 2015 and 2014:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2013	140,468	$14.00
Granted	243,233	$14.40
Forfeited	(29,664)	$14.04
Vested(1)(2)	(34,020)	$14.00
Balance at December 31, 2014	320,017	$14.30
Granted	152,103	$15.34
Forfeited	(31,925)	$14.54
Vested(1)(2)	(106,754)	$14.34
Balance at December 31, 2015	333,441	$14.74

(1)
The total fair value of shares that vested during the years ended December 31, 2015 and 2014 was $1.6 million and $0.5 million, respectively, calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date.

(2)
12,670 and 6,928 shares of the Company’s common stock were tendered during the years ended December 31, 2015 and 2014, respectively, in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company’s common stock on the NYSE to satisfy tax obligations.

The following table sets forth the vesting schedule of total unvested shares of restricted stock outstanding as of December 31, 2015:

Twelve months ending December 31:	Shares
2016	128,470
2017	139,325
2018	44,268
2019	21,378
333,441

Compensation Expense
We recognized net equity compensation cost for all share-based awards of $1.8 million, $1.0 million and $0.4 million for the years ended December 31, 2015 and 2014 and the period from July 24, 2013 through December 31, 2013, respectively, which are included in general and administrative expense and property expenses in the accompanying consolidated statements of operations. These amounts exclude equity compensation cost that was capitalized for employees who provide leasing and construction services. We capitalized $0.1 million, $0.1 million and $41 thousand, for the years ended December 31, 2015 and 2014 and the period from July 24, 2013 to December 31, 2013, related to these employees.
As of December 31, 2015, there was $7.9 million of total unrecognized compensation cost related to all unvested share-based awards expected to vest, of which $0.3 million will be capitalized for employees who provide leasing and construction services. As of December 31, 2015, this total unrecognized compensation cost is expected to be recognized over a weighted average remaining period of 24 months.

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013
Numerator:
Net income (loss) from continuing operations	$1,950	$(1,170)	$(1,002)
Net income (loss) from continuing operations attributable to noncontrolling interests	(76)	97	121
Income from continuing operations attributable to participating securities	(223)	(102)	(29)
Income (loss) from continuing operations attributable to common stockholders	$1,651	$(1,175)	$(910)
Income from discontinued operations	$—	$2,146	$291
Income from discontinued operations attributable to noncontrolling interests	—	(177)	(35)
Income from discontinued operations attributable to participating securities	—	—	—
Income from discontinued operations attributable to common stockholders	$—	$1,969	$256
Net income (loss)	$1,950	$976	$(711)
Net (income) loss attributable to noncontrolling interests	(76)	(80)	86
Net income attributable to participating securities	(223)	(102)	(29)
Net income (loss) attributable to common stockholders	$1,651	$794	$(654)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	54,024,923	31,953,506	24,925,226
Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations available to common stockholders	$0.03	$(0.04)	$(0.04)
Net income from discontinued operations available to common stockholders	$—	$0.06	$0.01
Net income (loss) available to common stockholders	$0.03	$0.02	$(0.03)

Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. As such, unvested shares of restricted stock, unvested LTIP units and unvested performance units are considered participating securities. Participating securities are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and each participating security according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Participating securities are also included in the computation of diluted EPS using the more dilutive of the two-class method or treasury stock method for unvested shares of restricted stock and LTIP units, and by determining if conditions have been met at the reporting date for unvested performance units.
The effect of including unvested shares of restricted stock and unvested LTIP units using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive.
Performance units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR levels (market conditions), are only included in the calculation of diluted EPS when any of the “threshold,” “target,” or “maximum” levels have been achieved the end of the applicable reporting period. As none of these levels were achieved as of December 31, 2015, they have been excluded from our calculation of weighted average shares of common stock outstanding - diluted.
  In addition, as the effect of the conversion of OP Units into shares of our common stock is neither dilutive nor anti-dilutive, it has been excluded from our calculation of weighted average shares of common stock outstanding - diluted. As such, the number of weighted average shares of common stock outstanding, both basic and diluted, are the same for the years ended December 31, 2015 and 2014 and for the period from July 24, 2013 to December 31, 2013.

17.	Predecessor Equity
Controlling interests in our Predecessor include the interests owned by partners of RILLC, and Rexford Sponsor V LLC, and any interests held by their spouses and children (“RILLC and Affiliates”). Noncontrolling interests relate to all other interests not held by RILLC and Affiliates. Noncontrolling interests also includes the 27.76% interest of 10 investors in RIF I—Walnut, LLC, and the 3.23% interest of one investor in RIF IV—Burbank, LLC, both consolidated subsidiaries in our Predecessor’s financial statements for the period from January 1, 2013 to July 23, 2013.
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
We expensed approximately $1.0 million during the period from January 1, 2013 to July 23, 2013 related to these equity awards.

18.	Quarterly Information (unaudited)
The following tables set forth selected quarterly information for the years ended December 31, 2015 and 2014 (in thousands except per share amounts):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues from continuing operations	$26,164	$23,674	$22,722	$21,340
Net operating income(1)	$18,941	$17,098	$16,407	$15,160
Net income from continuing operations	$1,056	$617	$196	$81
Net income	$1,056	$617	$196	$81
Net income attributable to common stockholders	$945	$540	$139	$27
Net income attributable to common stockholders per share - basic and diluted	$0.02	$0.01	$—	$—

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues from continuing operations	$19,858	$18,036	$14,996	$13,691
Net operating income(1)	$13,893	$12,705	$10,577	$9,047
Net income (loss) from continuing operations	$145	$(679)	$81	$(717)
Income from discontinued operations	$—	$—	$—	$2,146
Net income (loss)	$145	$(679)	$81	$1,429
Net income (loss) attributable to common stockholders	$107	$(623)	$49	$1,261
Net income (loss) attributable to common stockholders per share - basic and diluted	$—	$(0.02)	$—	$0.05

(1)	Net operating income is calculated as total rental revenues from real estate operations including (i) rental income, (ii) tenant reimbursements and (iii) other income less property expenses.

19.    Subsequent Events
Credit Agreement
On January 14, 2016, we entered into a credit agreement (the “Credit Agreement”) for a senior unsecured term loan facility that permits aggregate borrowings of up to $125 million, the total of which we borrowed the same day at closing. Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. The applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on the our Leverage Ratio (as defined in the Credit Agreement). The maturity date of the Credit Agreement is January 14, 2023.
We have the option to voluntarily prepay the loans in whole or in part at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to January 14, 2018, we will pay a prepayment premium equal to (i) if such prepayment occurs prior to January 14, 2017, 2.00% of the principal amount so prepaid, and (ii) if such prepayment occurs on or after January 14, 2017 but prior to January 14, 2018, 1.00% of the principal amount so prepaid. Amounts borrowed under the Credit Agreement and repaid or prepaid may not be reborrowed.
Revolver Paydown
On January 15, 2016, we repaid $116.0 million of the outstanding balance on our Revolver, using a portion of funds disbursed from the new borrowing on our Credit Agreement.
Interest Rate Swap
On February 24, 2016, we entered into an interest rate swap transaction (the “Swap Transaction”) to manage our exposure to fluctuations in variable interest rate associated with amounts borrowed under the Credit Agreement. The Swap Transaction is for a notional amount of $125.0 million with a forward start date of February 14, 2018 and a termination date of January 14, 2022. Under the terms of the Swap Transaction, we are required to make certain monthly fixed rate payments on a notional amount of $125.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The Swap Transaction will effectively fix the annual interest rate payable on this notional amount of the Company’s debt which may exist under the Credit Agreement to 1.349% plus an applicable margin under the terms of the Credit Agreement.

REXFORD INDUSTRIAL REALTY, INC. AND
REXFORD INDUSTRIAL REALTY, INC. PREDECESSOR
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	--	(3)	$3,875	$2,407	$9,049	$3,875	$11,456	$15,331	$(4,946)	1965, 2005 / 2003	2002
300 South Lewis Rd.	Camarillo, CA	--	(3)	4,150	3,050	6,915	4,150	9,965	14,115	(4,671)	1960-1963 / 2006	2003
1400 South Shamrock	Monrovia, CA	--		2,317	2,534	676	2,317	3,210	5,527	(1,868)	1957, 1962 / 2004	2003
12910 East Mulberry Dr.	Whittier, CA	--		3,469	1,629	1,191	3,469	2,820	6,289	(1,382)	1962 / 2009	2003
2220-2260 Camino del Sol	Oxnard, CA	--	(3)	868	—	4,031	868	4,031	4,899	(1,162)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	2,190	2,539	4,210	6,749	(1,911)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	--	(3)	6,817	6,089	727	6,817	6,816	13,633	(3,026)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	5,631	2,525	9,011	11,536	(2,770)	1969, 2008 / 2006	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	2,760	2,666	6,103	8,769	(2,094)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	1,394	2,346	5,916	8,262	(2,302)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	115	4,711	3,314	8,025	(344)	1970 / 2007	2013
12345 First American Way	Poway, CA	--		2,469	2,489	2,757	800	3,715	4,515	(1,381)	2002 / 2007	2005
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim, CA	--		4,893	1,386	987	4,893	2,373	7,266	(973)	1973 / 2007	2005
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,775	1,784	4,749	6,533	(1,799)	1988 / 2006	2004
311, 319, 329 & 333 157th St.	Gardena, CA	--		3,100	786	1,207	3,100	1,993	5,093	(823)	1960-1971 / 2006-2011	2006
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	6,878	3,740	7,138	10,878	(1,463)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	3,172	1,849	9,948	11,797	(3,252)	1987 / 2008 / 2015	2006
15715 Arrow Highway	Irwindale, CA	--	(3)	3,604	5,056	(84)	3,604	4,972	8,576	(1,851)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	2,712	5,470	10,020	15,490	(3,421)	1983 / 2006	2006

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--	5,001	7,658	3,105	5,001	10,763	15,764	(4,263)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--	3,473	5,119	954	3,473	6,073	9,546	(2,463)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--	3,647	11,867	2,187	3,647	14,054	17,701	(6,058)	1988-1989 / 2006	2006
9375 Archibald Ave.	Rancho Cucamonga, CA	--	3,572	3,239	1,960	1,808	3,776	5,584	(1,415)	1980 / 2007	2007
18118-18120 S. Broadway	Carson, CA	--	3,013	2,161	286	3,013	2,447	5,460	(325)	1957 / 1989	2013
6010 Paramount Ave., 2708 Seaboard Lane	Long Beach, CA	--	1,004	175	634	1,004	809	1,813	(292)	1981-1982	2007
901 W. Alameda Ave.	Burbank, CA	--	6,304	2,996	4,889	6,304	7,885	14,189	(2,751)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	--	7,015	7,078	1,388	7,015	8,466	15,481	(2,567)	1961, 1983 / 2008-2010	2007
700 Allen Ave., 1840 Dana St., & 1830 Flower	Glendale, CA	--	4,845	1,163	2,131	4,845	3,294	8,139	(436)	1949, 1961 / 2011-2012	2008
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--	1,759	2,834	1,863	1,759	4,697	6,456	(1,211)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	--	6,974	2,902	117	6,974	3,019	9,993	(910)	2008	2009
131 W. 33rd St.	National City, CA	--	2,390	5,029	290	2,390	5,319	7,709	(1,967)	1969 / 2008	2006
5803 Newton Dr.	Carlsbad, CA	--	3,152	7,155	1,589	1,692	5,624	7,316	(2,153)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--	4,453	5,900	643	2,830	4,581	7,411	(1,610)	1989 / 2007	2008
200-220 South Grand Ave.	Santa Ana, CA	--	2,579	667	217	2,371	838	3,209	(276)	1973 / 2008	2007
3720-3750 W. Warner Ave.	Santa Ana, CA	--	3,028	1,058	607	3,028	1,665	4,693	(595)	1973 / 2008	2007
6750 Unit B-C - 6780 Central Ave.	Riverside, CA	--	3,323	1,118	1,187	1,441	1,781	3,222	(754)	1978	2007
77-700 Enfield Lane	Palm Desert, CA	--	1,110	1,189	209	397	691	1,088	(317)	1990	2007
1050 Arroyo Ave.	San Fernando, CA	--	3,092	1,900	2	3,092	1,902	4,994	(271)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	--	4,298	5,075	286	4,298	5,361	9,659	(566)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	--	3,481	3,530	1	3,481	3,531	7,012	(494)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--	4,179	5,358	5	4,179	5,363	9,542	(517)	1973	2011

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6701 & 6711 Odessa Ave.	Van Nuys, CA	--		1,582	1,856	90	1,582	1,946	3,528	(171)	1970-1972 / 2012	2011
13914-13932 Valley Blvd.	La Puente, CA	--		2,372	2,431	130	2,372	2,561	4,933	(289)	1978, 1988 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	--		3,158	4,860	228	3,158	5,088	8,246	(574)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--		3,608	2,699	82	3,608	2,781	6,389	(310)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	--		3,253	1,605	134	3,253	1,739	4,992	(192)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--		3,720	2,641	290	3,720	2,931	6,651	(349)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--		1,396	925	7	1,396	932	2,328	(113)	1986	2011
1400 S. Campus Ave.	Ontario, CA	--		3,266	2,961	2	3,266	2,963	6,229	(1,262)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	--		4,096	1,570	2	4,096	1,572	5,668	(179)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	47	3,082	6,277	9,359	(667)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	--		17,978	39,471	1,124	17,978	40,595	58,573	(3,937)	1966, 1992, 1993, 1994	2013
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair, CA	--		2,285	4,778	597	2,285	5,375	7,660	(588)	1974	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	3,609	3,043	6,159	9,202	(405)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	--		1,389	3,872	125	1,389	3,997	5,386	(410)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	--		2,497	5,494	615	2,497	6,109	8,606	(623)	1973	2013
22343-22349 La Palma Ave.	Yorba Linda, CA	--		6,087	5,984	286	6,087	6,270	12,357	(617)	1988	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,891	(4)	4,582	5,135	193	4,582	5,328	9,910	(644)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	9	8,001	17,743	25,744	(1,358)	1983	2013
2950 Madera Rd.	Simi Valley, CA	--	(3)	3,601	8,033	2	3,601	8,035	11,636	(615)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	--		1,517	1,833	427	1,517	2,260	3,777	(175)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	--		3,117	1,894	870	3,117	2,764	5,881	(159)	1972 / 2015	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
14723-14825 Oxnard St.	Van Nuys, CA	--	4,458	3,948	1,010	4,458	4,958	9,416	(331)	1964 / 1968	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	--	2,260	6,043	142	2,260	6,185	8,445	(595)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	--	2,428	4,271	815	2,428	5,086	7,514	(325)	1963 / 1968	2014
24105 Frampton Ave.	Torrance, CA	--	2,315	1,553	285	2,315	1,838	4,153	(50)	1974	2014
1700 Saturn Way	Seal Beach, CA	--	7,935	10,525	—	7,935	10,525	18,460	(702)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	--	6,373	7,356	257	6,373	7,613	13,986	(616)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	--	2,181	4,012	4	2,181	4,016	6,197	(307)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	--	9,305	2,115	3,032	9,305	5,147	14,452	(70)	1965 / 2015	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	--	3,725	6,145	29	3,725	6,174	9,899	(411)	2001	2014
9755 Distribution Ave.	San Diego, CA	--	1,863	3,211	39	1,863	3,250	5,113	(319)	1974	2014
9855 Distribution Ave	San Diego, CA	--	2,733	5,041	13	2,733	5,054	7,787	(339)	1983	2014
9340 Cabot Drive	San Diego, CA	--	4,311	6,126	41	4,311	6,167	10,478	(423)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	--	2,413	3,451	4	2,413	3,455	5,868	(247)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	--	4,423	6,799	238	4,423	7,037	11,460	(475)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	--	5,125	5,009	533	5,125	5,542	10,667	(360)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	--	5,240	5,065	35	5,240	5,100	10,340	(630)	1987	2014
3880 West Valley Blvd.	Pomona, CA	--	3,982	4,796	—	3,982	4,796	8,778	(591)	1980	2014
1601 Alton Pkwy.	Irvine, CA	--	7,638	4,946	704	7,638	5,650	13,288	(308)	1974	2014
3116 W. Avenue 32	Los Angeles, CA	--	3,761	6,729	868	3,761	7,597	11,358	(417)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	--	7,230	9,058	336	7,230	9,394	16,624	(617)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	--	4,773	5,970	413	4,773	6,383	11,156	(556)	1988	2014
605 8th Street	San Fernando, CA	--	2,393	2,742	1,686	2,393	4,428	6,821	(60)	1991 / 2015	2014

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
9120 Mason Ave.	Chatsworth, CA	--		9,224	19,346	—	9,224	19,346	28,570	(999)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	--		8,495	15,948	1,410	8,495	17,358	25,853	(644)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	--		1,723	4,767	52	1,723	4,819	6,542	(190)	1992	2014
10509 Business Drive	Fontana, CA	--		3,505	5,237	85	3,505	5,322	8,827	(257)	1989	2014
13231 Slover Avenue	Fontana, CA	--		2,812	4,739	47	2,812	4,786	7,598	(232)	1990	2014
240 W Ivy Avenue	Inglewood, CA	--		2,064	3,675	56	2,064	3,731	5,795	(174)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	--		2,616	8,311	50	2,616	8,361	10,977	(423)	1988	2014
2350-2380 Eastman Ave	Oxnard, CA	--		1,805	3,856	4	1,805	3,860	5,665	(263)	2003	2014
1800 Eastman Ave	Oxnard, CA	--		842	2,209	—	842	2,209	3,051	(153)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	--		1,128	2,726	146	1,128	2,872	4,000	(146)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	--		3,487	9,589	26	3,487	9,615	13,102	(490)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	--		3,478	7,834	137	3,478	7,971	11,449	(355)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	--		10,805	18,426	493	10,805	18,919	29,724	(934)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	5,602	(5)	5,462	6,678	—	5,462	6,678	12,140	(250)	1997	2015
8902-8940 Activity Rd	San Diego, CA	--		9,427	8,103	56	9,427	8,159	17,586	(394)	1987 / 1997	2015
1210 N Red Gum St	Anaheim, CA	--		3,326	4,020	111	3,326	4,131	7,457	(170)	1985	2015
9401 De Soto Ave	Chatsworth, CA	--		6,352	7,764	1,862	6,352	9,626	15,978	—	1983	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	--		8,508	1,134	81	8,508	1,215	9,723	(53)	1975	2015
16221 Arthur St.	Cerritos, CA	--		2,979	3,204	96	2,979	3,300	6,279	(87)	1979	2015
2588 & 2605 Industry Way	Lynwood, CA	--		8,738	9,415	—	8,738	9,415	18,153	(271)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	--		4,010	3,050	—	4,010	3,050	7,060	(90)	1997	2015
6700 S Alameda St.	Huntington Park, CA	--		3,502	9,279	222	3,502	9,501	13,003	(238)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	--		6,902	8,949	22	6,902	8,971	15,873	(300)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	--		3,446	1,241	35	3,446	1,276	4,722	(33)	1982	2015
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard, CA	--		3,310	5,806	110	3,310	5,916	9,226	(128)	1985	2015

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	--		3,357	3,527	14	3,357	3,541	6,898	(56)	2004	2015
6020 Sheila St.	Commerce, CA	--		4,590	7,772	419	4,590	8,191	12,781	(77)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	--		3,503	3,204	—	3,503	3,204	6,707	(39)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	--		3,087	4,081	—	3,087	4,081	7,168	(44)	1955 / 2001	2015
2535 Midway Dr.	San Diego, CA	--		17,175	3,141	58	17,175	3,199	20,374	(29)	1972	2015
601-605 S. Milliken Ave.	Ontario, CA	--		5,479	7,036	—	5,479	7,036	12,515	(34)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	10,147	(6)	10,038	4,380	—	10,038	4,380	14,418	(34)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	--		3,481	776	—	3,481	776	4,257	—	1971	2015
17311 Nichols Ln.	Huntington Beach, CA	--		7,988	8,728	—	7,988	8,728	16,716	—	1993 / 2014	2015
Investments in real estate		$18,640		$502,023	$601,797	$103,578	$492,704	$696,062	$1,188,766	$(103,623)
Note: As of December 31, 2015, the aggregate cost for federal income tax purposes of investments in real estate was approximately $1.1 billion.

(1)
During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $18.6 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $18.6 million, $9.3 million is included as a reduction of “Land” in the table above, with the remaining $9.3 million included as a reduction of “Buildings and Improvements”.

(2)
The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

(3)	These 6 properties secure a $60.0 million term loan.

(4)	Includes unamortized discount and deferred loan costs of $0.2 million.

(5)	Includes unamortized premium and deferred loan costs of $0.3 million.

(6)	Includes unamortized premium of $0.3 million.

The changes in total investments in real estate, including investments in real estate held for sale, and accumulated depreciation, including accumulated depreciation for investments in real estate held for sale, for the three years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Year	$930,462	$555,433	$397,597
Acquisition of Investment in Real Estate	235,948	375,422	148,811
Construction Costs and Improvements	22,841	14,485	3,802
Step-up in Basis Adjustment	—	—	28,070
Disposition of Investment in Real Estate	—	(14,816)	(20,275)
Write-off of Fully Depreciated Assets	(485)	(62)	(2,572)
Balance, End of Year	$1,188,766	$930,462	$555,433

	Year Ended Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Year	$(76,884)	$(60,898)	$(60,574)
Depreciation of Investment in Real Estate	(27,224)	(18,042)	(11,288)
Step-up in Basis Adjustment	—	—	4,357
Disposition of Investment in Real Estate	—	1,994	4,035
Write-off of Fully Depreciated Assets	485	62	2,572
Balance, End of Year	$(103,623)	$(76,884)	$(60,898)