Form 10-Q
period 2016-03-31
Rexford Industrial Realty, Inc.
filed 2016-05-10
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at May 4, 2016 was 66,018,161.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Land	$501,972	$492,704
Buildings and improvements	667,675	650,075
Tenant improvements	30,305	28,977
Furniture, fixtures, and equipment	188	188
Construction in progress	17,662	16,822
Total real estate held for investment	1,217,802	1,188,766
Accumulated depreciation	(111,167)	(103,623)
Investments in real estate, net	1,106,635	1,085,143
Cash and cash equivalents	6,402	5,201
Rents and other receivables, net	2,939	3,040
Deferred rent receivable, net	8,670	7,827
Deferred leasing costs, net	6,001	5,331
Deferred loan costs, net	1,296	1,445
Acquired lease intangible assets, net	28,802	30,383
Acquired indefinite-lived intangible	5,271	5,271
Other assets	5,580	5,523
Acquisition related deposits	400	—
Investment in unconsolidated real estate entities	4,144	4,087
Total Assets	$1,176,140	$1,153,251
LIABILITIES & EQUITY
Liabilities
Notes payable	$444,010	$418,154
Interest rate swap liability	4,949	3,144
Accounts payable, accrued expenses and other liabilities	14,897	12,631
Dividends payable	7,814	7,806
Acquired lease intangible liabilities, net	3,307	3,387
Tenant security deposits	11,995	11,539
Prepaid rents	2,667	2,846
Total Liabilities	489,639	459,507
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Common Stock, $0.01 par value 490,000,000 authorized and 55,657,428 and 55,598,684 outstanding as of March 31, 2016 and December 31, 2015, respectively	554	553
Additional paid in capital	723,074	722,722
Cumulative distributions in excess of earnings	(54,192)	(48,103)
Accumulated other comprehensive loss	(4,728)	(3,033)
Total stockholders’ equity	664,708	672,139
Noncontrolling interests	21,793	21,605
Total Equity	686,501	693,744
Total Liabilities and Equity	$1,176,140	$1,153,251

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2016	2015
RENTAL REVENUES
Rental income	$23,499	$18,557
Tenant reimbursements	3,558	2,184
Other income	313	190
TOTAL RENTAL REVENUES	27,370	20,931
Management, leasing and development services	134	132
Interest income	—	277
TOTAL REVENUES	27,504	21,340
OPERATING EXPENSES
Property expenses	7,543	5,771
General and administrative	3,602	3,546
Depreciation and amortization	11,214	9,884
TOTAL OPERATING EXPENSES	22,359	19,201
OTHER EXPENSE
Acquisition expenses	475	233
Interest expense	3,254	1,826
TOTAL OTHER EXPENSE	3,729	2,059
TOTAL EXPENSES	26,088	21,260
Equity in income from unconsolidated real estate entities	61	1
NET INCOME	1,477	81
Less: net income attributable to noncontrolling interest	(52)	(4)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	1,425	77
Less: earnings allocated to participating securities	(78)	(50)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,347	$27
Net income available to common stockholders per share - basic and diluted	$0.02	$—
Weighted average shares of common stock outstanding - basic	55,269,598	50,683,528
Weighted average shares of common stock outstanding - diluted	55,416,947	50,683,528
Dividends declared per common share	$0.135	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,477	$81
Other comprehensive loss: cash flow hedge adjustment	(1,757)	(1,877)
Comprehensive loss	(280)	(1,796)
Less: comprehensive loss attributable to noncontrolling interests	10	57
Comprehensive loss attributable to common stockholders	$(270)	$(1,739)

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Share-based compensation	65,529	1	467	—	—	468	498	966
Repurchase of common shares	(6,785)	—	(115)	—	—	(115)	—	(115)
Dividends	—	—	—	(7,514)	—	(7,514)	—	(7,514)
Distributions	—	—	—	—	—	—	(300)	(300)
Net income	—	—	—	1,425	—	1,425	52	1,477
Other comprehensive loss	—	—	—	—	(1,695)	(1,695)	(62)	(1,757)
Balance at March 31, 2016	55,657,428	$554	$723,074	$(54,192)	$(4,728)	$664,708	$21,793	$686,501

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	43,702,442	$434	$542,318	$(21,673)	$(1,331)	$519,748	$26,129	$545,877
Issuance of common stock	11,500,000	115	183,885	—	—	184,000	—	184,000
Offering costs	—	—	(7,668)	—	—	(7,668)	—	(7,668)
Share-based compensation	100,263	—	367	—	—	367	—	367
Conversion of units to common stock	26,658	—	297	—	—	297	(297)	—
Dividends	—	—	—	(6,639)	—	(6,639)	—	(6,639)
Distributions	—	—	—	—	—	—	(279)	(279)
Net income	—	—	—	77	—	77	4	81
Other comprehensive loss	—	—	—	—	(1,816)	(1,816)	(61)	(1,877)
Balance at March 31, 2015	55,329,363	$549	$719,199	$(28,235)	$(3,147)	$688,366	$25,496	$713,862

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,477	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated real estate entities	(61)	(1)
Depreciation and amortization	11,214	9,884
Amortization of above (below) market lease intangibles, net	(4)	39
Accretion of discount on notes receivable	—	(69)
Amortization of loan costs	221	209
Accretion of premium on notes payable	(59)	(92)
Equity based compensation expense	934	348
Straight-line rent	(1,095)	(365)
Change in working capital components:
Rents and other receivables	101	(80)
Deferred leasing costs	(929)	(492)
Other assets	167	(927)
Accounts payable, accrued expenses and other liabilities	1,960	1,508
Tenant security deposits	418	137
Prepaid rents	(214)	(405)
Net cash provided by operating activities	14,130	9,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(24,289)	(46,705)
Capital expenditures	(6,279)	(4,487)
Acquisition related deposits	(400)	1,860
Distributions from unconsolidated real estate entities	—	6
Principal repayments of notes receivable	—	71
Net cash used in investing activities	(30,968)	(49,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	184,000
Offering costs	—	(7,400)
Proceeds from notes payable	143,000	23,500
Repayment of notes payable	(116,088)	(116,098)
Deferred loan costs	(952)	(64)
Dividends paid to common stockholders	(7,506)	(5,244)
Distributions paid to common unitholders	(300)	(279)
Repurchase of common shares	(115)	—
Net cash provided by financing activities	18,039	78,415
Increase in cash and cash equivalents	1,201	38,935
Cash and cash equivalents, beginning of period	5,201	8,606
Cash and cash equivalents, end of period	$6,402	$47,541
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $439 and $10 for the three months ended March 31, 2016 and 2015, respectively)	$3,858	$2,622
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$—	$5,401
Capital expenditure accruals	$1,624	$1,028
Accrual of dividends	$7,814	$6,639
Accrual of offering costs	$—	$268

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets.  As of March 31, 2016, our consolidated portfolio consisted of 121 properties with approximately 12.2 million rentable square feet.  We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million rentable square feet, which we also manage.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
As of March 31, 2016, and December 31, 2015, and for the three months ended March 31, 2016 and 2015, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim financial statements should be read in conjunction with the combined and consolidated financial statements in our 2015 Annual Report on Form 10-K and the notes thereto. Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
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
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for acquisitions completed during the three months ended March 31, 2016, we used discount rates ranging from 7.50% to 8.00% and a 6.25% capitalization rate.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value for acquisitions completed during the three months ended March 31, 2016, we used an estimated average lease-up period ranging from six to nine months. Acquisition costs associated with the business combination are expensed in the period they are incurred.
The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  We did not capitalize any acquisition costs during the three months ended March 31, 2016, as our acquisitions were accounted for as business combinations, however, we capitalized acquisition costs of $36 thousand during the three months ended March 31, 2015.  See Note 3.
Capitalization of Costs
We capitalize direct costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. This includes certain general and administrative costs, including payroll, bonus and non-cash equity compensation of the personnel performing development, renovations and rehabilitation if such costs are identifiable to a specific activity to get the real estate asset ready for its intended use. During the development and construction periods of a project, we also capitalize interest, real estate taxes and insurance costs. We cease capitalization of costs upon substantial completion of the project, but no later than one year from cessation of major construction activity. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize for the incomplete portion of the project. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
We capitalized interest costs of $0.4 million and $10 thousand during the three months ended March 31, 2016 and 2015, respectively. We capitalized real estate taxes and insurance costs aggregating $0.2 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively. We capitalized compensation costs for employees who provide construction services of $0.2 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.
Depreciation and Amortization
Real estate, including land, building and land improvements, tenant improvements, furniture, fixtures and equipment and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regards to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense.
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
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.1 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively.
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
Investment in Unconsolidated Real Estate
Investments in unconsolidated real estate in which we have the ability to exercise significant influence (but not control) are accounted for under the equity method of investment.  Under the equity method, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the consolidated balance sheets, and our share of net income or loss from the joint venture is included within the consolidated statements of operations.  See Note 11.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2016 and 2015.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2016 and December 31, 2015, we have not established a liability for uncertain tax positions.
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
As required by ASC 815, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.  See Note 7.

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
Valuation of Receivables
We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of approximately $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, as a reduction to rental revenues in our consolidated statements of operations. We had a $2.4 million and $2.0 million reserve for allowance for doubtful accounts as of March 31, 2016 and December 31, 2015, respectively.
Equity Based Compensation
We account for equity based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market or performance condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche.  See Note 12.
Equity Offering Costs
Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.

Earnings Per Share
We calculate earnings per share (“EPS”) in accordance with ASC 260 - Earnings Per Share (“ASC 260”). Under ASC 260, nonvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.
Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See Note 13.
Segment Reporting
Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.
Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs.
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under ASU 2016-02. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
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

Adoption of New Accounting Pronouncements
Effective January 1, 2016, we adopted ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way an entity evaluates whether they should consolidate certain legal entities.  Specifically, ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.
Under the provisions of ASU 2015-02, we concluded that (1) our Operating Partnership is a VIE of the Company because the holders of limited partnership interests do not have substantive kick-out or participating rights and (2) the Company is the primary beneficiary of the VIE, which requires us to consolidate the Operating Partnership. However, as we already consolidate our Operating Partnership under prior consolidation guidance, the adoption of ASU 2015-02 did not have an effect on our consolidated financial statements. Additionally, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  ASU 2015-16 also requires that an acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We early-adopted ASU 2015-16, beginning with the quarter ended September 30, 2015.  The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.
On April 7, 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying value of the debt liability.  This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. For line of credit arrangements, however, entities may present debt issuance costs as an asset and amortize the cost over the term of the line of credit arrangement. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted on a retrospective basis.  We early-adopted ASU 2015-03, beginning with the quarter ended March 31, 2015.  The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements. See Note 5.

3.	Investments in Real Estate

The following table sets forth the wholly-owned industrial properties we acquired during the three months ended March 31, 2016:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Purchase Price (in thousands)
8525 Camino Santa Fe(1)	San Diego - Central	3/15/2016	59,399	1	$8,450
28454 Livingston Avenue(1)	Los Angeles - San Fernando Valley	3/29/2016	134,287	1	16,000
Total 2016 Wholly-Owned Property Acquisitions			193,686	2	$24,450

(1)	This acquisition was funded in part with available cash on hand and in part with borrowings under our unsecured revolving credit facility.

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

Total 2016 Acquisitions
Assets:
Land	$9,268
Buildings and improvements	13,469
Tenant improvements	290
Acquired lease intangible assets(1)	1,712
Other acquired assets(2)	75
Total assets acquired	24,814
Liabilities:
Acquired lease intangible liabilities(3)	332
Other assumed liabilities(2)	193
Total liabilities assumed	525
Net assets acquired	$24,289

(1)	Represents in-place leases with a weighted average amortization period of 4.6 years.

(2)
Includes other working capital assets acquired (prepaid expenses and other assets) and liabilities assumed (tenant security deposits, prepaid rent and other payables), respectively, at the time of acquisition.

(3)	Represents below-market leases with a weighted average amortization period of 4.3 years.
The following table sets forth the unaudited results of operations for the three months ended March 31, 2016, for each of the properties acquired during the three months ended March 31, 2016, included in the consolidated statements of operations from the date of acquisition (in thousands):

Three Months Ended March 31, 2016
Total revenues	$35
Net income	$27
     The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the three months ended March 31, 2016, had occurred on January 1, 2015. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, and increased interest expense for borrowings associated with these acquisitions.  These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2015, and may not be indicative of future operating results.

	Three Months Ended March 31,
	2016	2015
Total revenues	$27,946	$21,784
Net operating income	$20,165	$15,503
Net income (loss)	$1,683	$(116)

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	March 31, 2016	December 31, 2015
Acquired Lease Intangible Assets:
In-place lease intangibles	$50,774	$49,265
Accumulated amortization	(27,790)	(25,107)
In-place lease intangibles, net	22,984	24,158
Above-market tenant leases	9,051	9,062
Accumulated amortization	(3,233)	(2,837)
Above-market tenant leases, net	5,818	6,225
Acquired lease intangible assets, net	$28,802	$30,383
Acquired Lease Intangible Liabilities:
Below-market tenant leases	(5,241)	(5,227)
Accumulated accretion	2,139	2,053
Below-market tenant leases, net	(3,102)	(3,174)
Above-market ground lease	(290)	(290)
Accumulated accretion	85	77
Above-market ground lease, net	(205)	(213)
Acquired lease intangible liabilities, net	$(3,307)	$(3,387)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended March 31,
	2016	2015
In-place lease intangibles(1)	$2,886	$3,218
Net above (below) market tenant leases(2)	$4	$47
Above-market ground lease(3)	$(8)	$(8)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above/(below)-market tenant leases is recorded as a decrease to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Principal amount	$445,611	$418,698
Less: unamortized discount and deferred loan costs(1)	(1,601)	(544)
Carrying value	$444,010	$418,154

(1)
Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility.  These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
Term Loan(3)	$60,000	$(263)	$60,000	$(283)	8/1/2019	(4)	LIBOR + 1.90%		3.95%
Gilbert/La Palma	3,011	(151)	3,044	(153)	3/1/2031		5.125%	(5)	5.38%
12907 Imperial Highway	5,271	273	5,299	303	4/1/2018		5.95%	(6)	3.66%
1065 Walnut Street	9,829	266	9,855	292	2/1/2019	(7)	4.55%	(8)	3.54%
Unsecured Debt
$100M Term Loan Facility	100,000	—	100,000	—	6/11/2019		LIBOR + 1.35%	(9)	3.25%	(10)
Revolving Credit Facility	42,500	—	140,500	—	6/11/2018	(4)	LIBOR + 1.40%	(9)(11)	1.84%
$125M Term Loan Facility	125,000	(1,036)	—	—	1/14/2023		LIBOR + 1.60%	(9)	2.15%
Guaranteed Senior Notes	100,000	(690)	100,000	(703)	8/6/2025		4.29%		4.36%
Total	$445,611	$(1,601)	$418,698	$(544)

(1)	Reflects the contractual interest rate under the terms of the loan, as of March 31, 2016.

(2)
Reflects the effective interest rate as of March 31, 2016, which includes the effect of the amortization of discounts/premiums and deferred loan costs and the effect of interest rate swaps that are effective as of March 31, 2016.

(3)
Loan is secured by six properties. As of March 31, 2016, the interest rate on the $60 million variable-rate term loan has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(4)	One additional one-year extension available at the borrower’s option.

(5)	Monthly payments of interest and principal based on 20 years amortization table.

(6)	Monthly payments of interest and principal based on 30 years amortization table, with a balloon payment at maturity.

(7)	One additional five-year extension available at the borrower’s option.

(8)	Monthly payments of interest and principal based on 25 years amortization table, with a balloon payment at maturity.

(9)
The LIBOR margin will range from 1.25% to 1.85% for the $100 million term loan facility, 1.30% to 1.90% for the revolving credit facility and 1.50% to 2.25% for the $125 million term loan facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.

(10)	As of March 31, 2016, the interest on the $100 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(11)
The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility, if the balance is under $100 million or over $100 million, respectively.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of March 31, 2016, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2016 - December 31, 2016	$309
2017	430
2018	47,880
2019	169,533
2020	166
Thereafter	227,293
Total	$445,611

Credit Agreement
On January 14, 2016, we entered into a credit agreement for a senior unsecured term loan facility that permits aggregate borrowings of up to $125 million, the total of which we borrowed the same day at closing (the “$125 Million Term Loan Facility”). Under the terms of the $125 Million Term Loan Facility, we are permitted to add one or more incremental term loans in an aggregate amount not to exceed $100 million, subject to the satisfaction of specified conditions. The maturity date of the $125 Million Term Loan Facility is January 14, 2023.
Interest on the $125 Million Term Loan Facility accrues based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on the our Leverage Ratio (as defined in the credit agreement).
We have the option to voluntarily prepay any amounts borrowed under the $125 Million Term Loan Facility in whole or in part at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to January 14, 2018, we will pay a prepayment premium equal to (i) if such prepayment occurs prior to January 14, 2017, 2.00% of the principal amount so prepaid and (ii) if such prepayment occurs on or after January 14, 2017, but prior to January 14, 2018, 1.00% of the principal amount so prepaid. Amounts borrowed under the $125 Million Term Loan Facility and repaid or prepaid may not be reborrowed.
The $125 Million Term Loan Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the credit agreement and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the $125 Million Term Loan Facility, all outstanding principal amounts, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
Unsecured Credit Facility
We have a senior unsecured revolving credit facility with a borrowing capacity of $200.0 million (the “Revolver”) and a senior unsecured term loan facility (the “$100 Million Term Loan Facility”) with a borrowing capacity of $100.0 million (together the “Credit Facility”).  The Revolver is scheduled to mature on June 11, 2018, with one 12-month extension option available, subject to certain conditions, and the $100 Million Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the $100 Million Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.
Interest on the Credit Facility accrues, at our option, at either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the $100 Million Term Loan Facility, depending on the our Leverage Ratio (as defined in the credit agreement).  In February 2015, the Revolver and the $100 Million Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings. Additionally, there is a quarterly facility fee that is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
The Credit Facility is guaranteed by the Company and by substantially all of the current and future subsidiaries of the Operating Partnership that own an unencumbered property. The Credit Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.
The Revolver and the $100 Million Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the $100 Million Term Loan Facility and repaid or prepaid may not be re-borrowed.
The Credit Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Credit Facility and other loan documentation, cross-defaults to certain other. indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Credit Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On March 31, 2016, we had borrowings of $42.5 million outstanding under our Revolver, leaving $157.5 million available for additional borrowings.
Debt Covenants
The $125 Million Term Loan Facility and the Credit Facility both include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

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
Additionally, the $125 Million Term Loan Facility and the Credit Facility provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12 month period.
Our $100 million unsecured guaranteed senior notes (the “Notes”) contain a series of financial and other covenants with which we must comply.  The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the $125 Million Term Loan Facility and the Credit Facility, as detailed above. Subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our $60.0 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.
We were in compliance with all of our required quarterly debt covenants as of March 31, 2016.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of March 31, 2016 is summarized as follows (in thousands):

Three months ended March 31:
2017	$83,522
2018	64,346
2019	49,050
2020	38,472
2021	26,983
Thereafter	60,842
Total	$323,215
The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

7.	Interest Rate Contracts
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
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
On February 24, 2016, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with amounts borrowed under the $125 Million Term Loan Facility. The interest rate swap has a notional amount of $125.0 million with a forward start date of February 14, 2018 and a termination date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional amount of $125.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The interest rate swap will effectively fix the annual interest rate payable on this notional amount of the Company’s debt which may exist under the $125 Million Term Loan Facility to 1.349% plus an applicable margin under the terms of the $125 Million Term Loan Facility.

The following table sets forth a summary of our interest rate swaps at March 31, 2016 and December 31, 2015. We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities (dollars in thousands):

				Fair Value		Current Notional Amount(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Assets:
Interest Rate Swap (2)	2/14/2018	1/14/2022	1.349%	$48	$—	$—	$—
Liabilities:
Interest Rate Swap (3)	1/15/2015	2/15/2019	1.826%	$890	$538	$30,000	$30,000
Interest Rate Swap (3)	7/15/2015	2/15/2019	2.010%	$1,019	$698	$30,000	$30,000
Interest Rate Swap (3)	8/14/2015	12/14/2018	1.790%	$1,377	$849	$50,000	$50,000
Interest Rate Swap (3)	2/16/2016	12/14/2018	2.005%	$1,663	$1,059	$50,000	$—

(1)	Represents the notional amount of swaps that are effective as of the balance sheet date noted.

(2)	The fair value of this interest rate swap is included in the line item “Other assets” on the accompanying consolidated balance sheets.

(3)	The fair value of this interest rate swap is included in the line item “Interest rate swap liability” on the accompanying consolidated balance sheets.

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$(2,258)	$(1,982)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(501)	$(105)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—

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
As of March 31, 2016, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $4.9 million.  As of March 31, 2016, we have not posted any collateral related to these agreements.

8.	Fair Value Measurements

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2016 and December 31, 2015, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Interest Rate Swap Asset	$48	$—	$48	$—
Interest Rate Swap Liability	$(4,949)	$—	$(4,949)	$—

December 31, 2015
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(3,144)	$—	$(3,144)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2016	$447,581	$—	$—	$447,581	$444,010
December 31, 2015	$416,497	$—	$—	$416,497	$418,154

9.	Related Party Transactions

Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively in management, leasing and development services revenue.

10.	Commitments and Contingencies
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
On February 25, 2014, we acquired the property located at West 228th Street.  Before purchasing the property     during the due diligence phase, we engaged with a third party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements.  The total remediation costs were estimated to be $1.3 million, which includes remediation, processing and oversight costs.
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
As of March 31, 2016, and December 31, 2015, we have a $1.2 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of March 31, 2016, and December 31, 2015, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of March 31, 2016, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate and satellite office leases as of March 31, 2016, is as follows (in thousands):

	Office Leases	Ground Lease
April 1, 2016 through December 31, 2016	$466	$108
2017	635	144
2018	622	144
2019	337	144
2020	—	144
Thereafter	—	5,964
Total	$2,060	$6,648

Tenant and Construction Related
As of March 31, 2016, we had commitments of approximately $7.3 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2016, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of March 31, 2016, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
As of March 31, 2016, our 10 largest tenants represented approximately 13.9% of our annualized base rent, which is based on the monthly contracted base rent from leases in effect as of March 31, 2016, multiplied by 12, excluding billboard and antenna revenue and rent abatements.  During the three months ended March 31, 2016, no single tenant accounted for more than 2.2% of our annualized base rent.

11.	Investment in Unconsolidated Real Estate Entities
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

	March 31, 2016	December 31, 2015
Assets	$24,570	$24,280
Liabilities	(1,082)	(1,250)
Partners’/members’ equity	$23,488	$23,030
Company’s share of equity	$3,523	$3,455
Basis adjustment(1)	621	632
Carrying value of the Company’s investment in unconsolidated real estate	$4,144	$4,087

(1)
This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.

	Three Months Ended March 31,
	2016	2015
Revenues	$632	$663
Expenses	(174)	(622)
Net income	$458	$41
     Fees and commissions earned from managing the JV are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $34 thousand and $44 thousand in management, leasing and development services revenue for the three months ended March 31, 2016 and 2015, respectively.

12.	Equity
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
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) through which we may sell from time to time up to an aggregate of $125 million of our common stock through sales agents.  During the three months ended March 31, 2016, we did not utilize the ATM Program, and as of March 31, 2016, we have issued a total of 500 shares of common stock under the ATM Program.  Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 2,026,642 OP Units and represented approximately 3.5% of our Operating Partnership as of March 31, 2016. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. During the three months ended March 31, 2016, there were no redemptions of OP Units for an equivalent number of shares of common stock.
2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,250,278 shares of common stock, LTIP Units and Performance Units remain available for issuance as of March 31, 2016).
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
LTIP units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP units and performance units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership’s partnership agreement, the LTIP units and performance units can over time achieve full parity with the common units for all purposes. If such parity is reached, vested LTIP units and performance units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. LTIP Units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock. Performance units that have not vested receive a quarterly per-unit distribution equal to 10% of the distributions paid on OP Units.
The following table sets forth our share-based award activity for the three months ended March 31, 2016:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2016	333,441	166,669	315,998
Granted	74,151	—	—
Forfeited	(8,622)	—	—
Vested(1)	(18,109)	—	—
Balance at March 31, 2016	380,861	166,669	315,998

(1)
6,785 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company’s common stock on the NYSE to satisfy tax obligations.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2016:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2016 - December 31, 2016	108,134	41,668	—
2017	155,555	41,666	—
2018	60,672	41,668	315,998
2019	37,963	41,667	—
2020	18,537	—	—
Total	380,861	166,669	315,998

(1)
Represents the maximum number of Performance Units that would be earned in the event that specified maximum total shareholder return (“TSR”) goals are achieved over the three-year performance period from December 15, 2015 through December 14, 2018 (the “performance period”). The number of performance unit awards that ultimately vest will be based on both the Company’s absolute TSR and TSR performance relative to a peer group over the performance period. The maximum number of Performance Units will be earned under the awards if the Company both (i) achieves 50% or higher absolute TSR, inclusive of all dividends paid, over the performance period and (ii) finishes in the 75th or greater percentile of the peer group for TSR over the performance period.

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods noted below:

	Three Months Ended March 31,
	2016	2015
Expensed share-based compensation(1)	$934	$349
Capitalized share-based compensation(2)	32	18
Total share-based compensation	$966	$367

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, and are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of March 31, 2016, there was $8.1 million of total unrecognized compensation expense related to all unvested share-based award expected to vest, of which we estimate $0.5 million will be capitalized for employees who provide leasing and construction services. As of March 31, 2016, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 31 months.

Changes in Accumulated Other Comprehensive Loss
The following table summarizes the changes in our accumulated other comprehensive loss balance for the three months ended March 31, 2016, which consists solely of adjustments related to our cash flow hedges (in thousands):

Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(3,033)
Other comprehensive loss before reclassifications	(2,258)
Amounts reclassified from accumulated other comprehensive loss to interest expense	501
Net current period other comprehensive loss	(1,757)
Less other comprehensive loss attributable to noncontrolling interests	62
Other comprehensive loss attributable to common stockholders	(1,695)
Balance at March 31, 2016	$(4,728)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$1,477	$81
Less: Net income attributable to noncontrolling interests	(52)	(4)
Less: Net income attributable to participating securities	(78)	(50)
Net income attributable to common stockholders	$1,347	$27
Denominator:
Weighted average shares of common stock outstanding – basic	55,269,598	50,683,528
Effect of dilutive securities - performance units	147,349	—
Weighted average shares of common stock outstanding – diluted	55,416,947	50,683,528

Earnings per share — Basic
Net income attributable to common stockholders	$0.02	$—
Earnings per share — Diluted
Net income attributable to common stockholders	$0.02	$—

Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. As such, unvested shares of restricted stock, unvested LTIP Units and unvested Performance Units are considered participating securities. Participating securities are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and each participating security according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Participating securities are also included in the computation of diluted EPS using the more dilutive of the two-class method or treasury stock method for unvested shares of restricted stock and LTIP Units, and by determining if certain conditions have been met at the reporting date for unvested Performance Units.
The effect of including unvested shares of restricted stock and unvested LTIP Units using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive.

Performance units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR, are only included in the calculation of diluted EPS when any of the specific levels of TSR have been achieved as of the end of the applicable reporting period and their effect would have been dilutive. As of March 31, 2016, the Company’s TSR performance relative to a peer group was in the 70th percentile, which was between the target and maximum levels, and the Company’s absolute TSR was below the threshold level. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above.
In addition, as the effect of the conversion of OP Units into shares of our common stock is neither dilutive nor anti-dilutive, it has been excluded from our calculation of weighted average shares of common stock outstanding - diluted.

14.	Subsequent Events
Equity Offering
On April 15, 2016, we completed a follow-on public offering (the “Equity Offering”) of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase 1,350,000 shares of our common stock, at an offering price per share of $17.65. The net proceeds were approximately $175.1 million, after deducting the underwriting discount and offering costs totaling $7.6 million. We contributed the net proceeds of the offering to our Operating Partnership in exchange for 10,350,000 OP Units. A portion of the net proceeds from this offering were used to repay amounts outstanding under our Revolver and to partially fund the REIT Portfolio Acquisition discussed in greater detail below.
Incremental Term Loan
As described in Note 5, on January 14, 2016, we entered into a credit agreement for the $125 Million Term Loan Facility, which permits us to add one or more incremental term loans in an aggregate amount not to exceed $100 million (the “Accordion”). On April 15, 2016, we exercised the Accordion in full and established a new incremental term loan in an aggregate principal amount of $100.0 million (the “Incremental Term Loan”). We used the proceeds of the Incremental Term Loan to repay amounts outstanding under our Revolver and to partially fund the REIT Portfolio Acquisition discussed in further detail below.
REIT Portfolio Acquisition
On April 11, 2016, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire a private real estate investment trust that owns a portfolio of nine industrial properties totaling approximately 1.53 million rentable square feet from a third-party seller in exchange for approximately $191.0 million in cash, exclusive of closing costs (the “REIT Portfolio Acquisition”).
On April 15, 2016, pursuant to the Stock Purchase Agreement, we consummated the transaction. As part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’S 12.5% preferred stock (the “preferred stock”). The remaining 125 shares of the preferred stock are held by unaffiliated third parties and will remain outstanding in order to help us comply with federal income tax regulations applicable to REITs. These shares of preferred stock may be redeemed by us at any time, subject to procedural requirements, for an aggregate price of approximately $125,000 plus any dividends thereon that have accrued but have not been repaid at the time of such redemption. We funded the purchase price and related transaction costs with available cash and the proceeds from the Incremental Term Loan and the Equity Offering.
1031 Exchange Transaction
On May 3, 2016, we disposed of our property located at 6010 N. Paramount Boulevard in Long Beach, California. We received gross proceeds from this transaction of $2.5 million. As part of a 1031 exchange, the proceeds from the sale were used to partially fund the acquisition of another property located at 10750-10826 Lower Azusa Road in El Monte, California with a contract price of $7.66 million. The property is a four building industrial complex totaling 79,050 rentable square feet, situated on 3.12 acres of land.

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
Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
As of March 31, 2016, our consolidated portfolio consisted of 121 properties with approximately 12.2 million rentable square feet.  We also own a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million rentable square feet, which we also manage.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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
2016 Year to Date Highlights
Acquisitions

•	In March 2016, we acquired two properties with a combined 193,686 rentable square feet, for a total cost of $24.5 million.

•
Subsequent to March 31, 2016, we acquired a private REIT comprising a portfolio of nine industrial properties totaling approximately 1.53 million rentable square feet for approximately $191.0 million. The properties, which are 100% occupied by twelve tenants, are located in four of our core infill Southern California markets.

Equity

•
Subsequent to March 31, 2016, we completed a public follow-on offering of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase 1,350,000 shares of our common stock, at an offering price of $17.65 per share, for net proceeds of approximately $175.1 million after deducting the underwriting discount and offering costs.

Financing

•
In January 2016, we closed on a seven-year $125 million unsecured term loan facility that will mature in January 2023. The term loan facility bears interest at LIBOR plus an applicable Eurodollar rate margin that will range from 1.50% to 2.25% per annum depending on our leverage ratio.

•
In February 2016, we executed a forward interest swap that will effectively fix the $125 million unsecured term loan facility at 1.349% plus an applicable margin from February 14, 2018, to January 14, 2022.

•	Subsequent to March 31, 2016, we exercised the $100 million accordion that was available to us under the $125 million unsecured term loan facility.
Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. Available industrial supply continues to decrease in many of our submarkets, landlord concessions are reducing, and construction deliveries are falling short of demand. Even with concerns about global growth and the threat of rising interest rates, we are seeing a number of positive trends in some of our key markets that we expect will continue through the remainder of 2016.
In Los Angeles County, positive market trends continued into the first quarter of 2016. Overall vacancy in the region decreased slightly, asking rents increased, and gross leasing activity was down from the fourth quarter, as limited availability is restricting leasing opportunities.
In Orange County, rents continued their upward trend and occupancy improved in the first quarter of 2016.  We expect that the low availability of industrial product in this region will also cause leasing rates to continue to improve through the remainder of 2016.
In San Diego, the market fundamentals continued to be strong during the first quarter of 2016. Asking rates increased, the market recorded positive net absorption, and market occupancy stayed near the historic low which was reported in the fourth quarter of 2015.
In Ventura County, vacancy increased but remained low and asking rates decreased slightly quarter over quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we primarily operate, vacancy remained low in the first quarter and asking lease rates were flat quarter over quarter.
Acquisitions and Development of Properties
A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add-value through functional or physical repositioning and improvements.  Through various redevelopment, repositioning, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy rates that meet or exceed market rates.
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

As of March 31, 2016, eight of our properties were in various stages of redevelopment and repositioning and two of our properties were in the lease-up stage.  The table below sets forth a summary of these 10 properties:

					Estimated Construction Period(1)
Property (Submarket)	Market	Total Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Acquisition Date	Start	Completion	Occupancy at 3/31/16
Current Repositioning:
1601 Alton Pkwy. (OC Airport)	OC	124,000	74,667	6/27/2014	4Q-2014	3Q-2016	39.8%
24105 Frampton Ave. (South Bay)	LA	49,841	49,841	3/20/2014	2Q-2015	2Q-2016	—%
9615 Norwalk Blvd. (Mid-Counties)	LA	38,362	38,362	4/30/2015	3Q-2015	2Q-2017	—%
12247 Lakeland Rd. (Mid-Counties)	LA	24,875	24,875	12/16/2015	1Q-2016	3Q-2016	—%
679-691 S. Anderson St. (Central LA)	LA	47,490	47,490	11/24/2014	1Q-2016	2Q-2016	—%
2535 Midway Drive (Central SD)	SD	373,744	373,744	10/22/2015	4Q-2015	1Q-2018	—%
Total/Weighted Average		658,312	608,979				7.5%

Repositioning Space:
15140 & 15148 Bledsoe St. (SF Valley)	LA	133,356	72,000		1Q-2015	2Q-2016	46.0%
228th Street (South Bay)(2)	LA	88,580	23,093		1Q-2016	3Q-2016	60.3%
Total/Weighted Average		221,936	95,093				51.7%

Completed Repositioning/Lease-up Stage:
2610 & 2701 S. Birch St. (OC Airport)	OC	98,230	83,703	6/5/2014	2Q-2015	4Q-2015	14.8%
9401 De Soto Ave. (SF Valley)	LA	150,263	150,263	3/18/2015	2Q-2015	1Q-2016	—%
Total/Weighted Average		248,493	233,966				5.8%

Total Current Repositioning and Lease-up Stage		1,128,741	938,038

(1)
The estimated construction completion period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)	The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,093 rentable square feet were under repositioning as of March 31, 2016.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest and tax capitalization in future periods.  During the three months ended March 31, 2016, we capitalized $0.6 million of interest, insurance and real estate tax expense.
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
Occupancy Rates
As of March 31, 2016, our consolidated portfolio was approximately 88.1% occupied. We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth. A considerable opportunity to drive this growth will be the results of our repositioning activity. As noted above, our operating results and statistics are affected by our repositioning efforts, which will vary from quarter to quarter.

As summarized in the table above, as of March 31, 2016, 10 of our properties with a combined 0.9 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Repositioning space and lease-up space at these 10 properties are concentrated in our Los Angeles, Orange County and San Diego markets, and represent 7.7% of our total consolidated portfolio square footage as of March 31, 2016. Including repositioning space and lease-up space at these 10 properties, our weighted average occupancy rate as of March 31, 2016, in Los Angeles, Orange County and San Diego was 89.3%, 88.1% and 77.2%, respectively. Excluding repositioning space and lease-up space at these 10 properties, our weighted average occupancy rate as of March 31, 2016, in these markets was 95.4%, 98.6% and 95.1%, respectively, and our overall consolidated portfolio occupancy excluding this space was 95.5%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning as well as from the identification of new opportunities for redevelopment and repositioning, subject to market conditions.
Leasing Activity and Rental Rates
The following tables sets forth our leasing activity for new and renewal leases for the three months ended March 31, 2016:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	Cash Leasing Spreads(2)(4)	GAAP Leasing Spreads(3)(4)
Q1-2016	46	248,520	4.6	$10.77	15.0%	28.8%

	Renewals						Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	Cash Leasing Spreads(2)(5)	GAAP Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2016	80	712,771	3.0	$9.01	4.4%	11.7%	130	1,071,075	66.5%

(1)	Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year.

(2)	Calculated as the change between cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(3)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(4)
The cash and GAAP re-leasing spreads for new leases executed during the three months ended March 31, 2016 exclude 17 leases aggregating 169,108 rentable square feet for which there were either no prior comparable lease data. Comparable leases generally exclude: (i) space under repositioning, (ii) space that has been vacant for over one year, (iii) space with different lease structures (for example a change from a gross lease to a modified gross lease or a change in the leased square footage) or (iv) lease terms shorter than six months.

(5)
The cash and GAAP re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2016 exclude 10 leases aggregating 60,290 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) lease terms shorter than six months.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the three months ended March 31, 2016, we completed repositioning at our property located at 9401 De Soto Avenue, and at the end of 2015, we completed repositioning at our property located at 2610 & 2701 S. Birch Street. As of March 31, 2016, these properties are in the lease-up stage. We also have three properties, 24105 Frampton Avenue, 679-691 S. Anderson Street and 15140 & 15148 Bledsoe Street, with construction completion periods estimated for the second quarter of 2016, and an additional five properties with construction completion periods ranging from late 2016 to early 2018. We expect these properties to have positive impacts on our leasing activity as we complete our value-add repositioning plan and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2016, plus available space, for each of the 10 full and partial calendar years beginning with 2016 and thereafter:

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	—	1,411,409	11.6%	—	—%	—
MTM Tenants(5)	106	196,311	1.6%	$2,099	2.2%	$10.69
Remainder of 2016	321	2,143,852	17.7%	$17,428	18.3%	$8.13
2017	373	2,355,920	19.4%	$20,747	21.8%	$8.81
2018	251	1,511,218	12.4%	$14,179	14.9%	$9.38
2019	91	1,116,356	9.2%	$9,595	10.1%	$8.60
2020	55	1,149,052	9.5%	$10,591	11.1%	$9.22
2021	42	1,012,864	8.3%	$9,505	10.0%	$9.38
2022	6	160,854	1.3%	$864	0.9%	$5.37
2023	6	125,883	1.0%	$1,472	1.5%	$11.69
2024	4	472,125	3.9%	$3,618	3.8%	$7.66
2025	3	133,671	1.1%	$1,507	1.6%	$11.27
Thereafter	4	362,623	3.0%	$3,675	3.8%	$10.13
Total Consolidated Portfolio	1,262	12,152,138	100.0%	$95,280	100.0%	$8.87

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of March 31, 2016, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2016.

(4)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases as of March 31, 2016.

(5)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 57 tenants under MTM leases at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of March 31, 2016, in addition to 1.4 million rentable square feet of currently available space in our properties, leases representing 17.7% and 19.4% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2016 and 2017, respectively. During the three months ended March 31, 2016, we renewed 80 leases, which represented 66.5% of the aggregate rentable square footage under all expiring leases. Our retention rate during the quarter was impacted by our strategy to roll certain tenants at recessionary rents and to replace them with higher quality tenants paying higher rents. New and renewal leases had a weighted average term of 4.6 and 3.0 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2016 and 2017 represent approximately 18.3% and 21.8% respectively, of the total annualized base rent for our portfolio as of March 31, 2016. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2016 and 2017 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. Over the last few years, rental rates for comparable product in our submarkets have generally been rising. This positive trend offers a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2016 to be favorable with positive renewal rates and leasing spreads. We also expect 2017 lease expirations will show positive growth; however, it is difficult to predict market conditions that far into the future.

Property Expenses
Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. However, the terms of our leases vary, and in some instances, we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.
Taxable REIT Subsidiary
As of March 31, 2016, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2016 and 2015.

Critical Accounting Policies
In our 2015 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the reporting periods. Actual amounts may differ from these estimates and assumptions. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our results of operations and financial condition to those of other companies. See Note 2 to our consolidated financial statements for a discussion of our accounting policies.

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
For the three months ended March 31, 2016 and 2015, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2015 and still owned by us as of March 31, 2016. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the period from January 1, 2015 through March 31, 2016, interest income from our note receivable, interest expense and corporate general and administrative expenses. As of March 31, 2016, our Same Properties Portfolio consisted of 98 properties aggregating approximately 9.8 million rentable square feet, and our Total Portfolio consisted of 121 properties aggregating approximately 12.2 million rentable square feet.  The difference between these two portfolios is the 23 properties aggregating approximately 2.3 million rentable square feet that were purchased between January 1, 2015 and March 31, 2016.

As of March 31, 2016 and 2015, our Same Properties Portfolio occupancy was approximately 91.7% and 90.7%, respectively. For the three months ended March 31, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 92.3% and 90.7%, respectively.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
	2016	2015		Change	2016	2015		Change
RENTAL REVENUES
Rental income	$19,253	$18,092	$1,161	6.4%	$23,499	$18,557	$4,942	26.6%
Tenant reimbursements	2,652	2,214	438	19.8%	3,558	2,184	1,374	62.9%
Other income	299	176	123	69.9%	313	190	123	64.7%
TOTAL RENTAL REVENUES	22,204	20,482	1,722	8.4%	27,370	20,931	6,439	30.8%
Management, leasing and development services	—	—	—	—	134	132	2	1.5%
Interest income	—	—	—	—	—	277	(277)	(100.0)%
TOTAL REVENUES	22,204	20,482	1,722	8.4%	27,504	21,340	6,164	28.9%
EXPENSES
Property expenses	6,170	5,678	492	8.7%	7,543	5,771	1,772	30.7%
General and administrative	—	—	—	—	3,602	3,546	56	1.6%
Depreciation and amortization	8,841	9,457	(616)	(6.5)%	11,214	9,884	1,330	13.5%
TOTAL OPERATING EXPENSES	15,011	15,135	(124)	(0.8)%	22,359	19,201	3,158	16.4%
OTHER EXPENSE
Acquisition expenses	—	—	—	—	475	233	242	103.9%
Interest expense	—	—	—	—%	3,254	1,826	1,428	78.2%
TOTAL OTHER EXPENSE	—	—	—	—%	3,729	2,059	1,670	81.1%
TOTAL EXPENSES	15,011	15,135	(124)	(0.8)%	26,088	21,260	4,828	22.7%
Equity in income from unconsolidated real estate entities	—	—	—		61	1	60
NET INCOME	$7,193	$5,347	$1,846		$1,477	$81	$1,396

Rental Income
Our Same Properties Portfolio and Total Portfolio rental revenue increased $1.2 million, or 6.4%, and $4.9 million, or 26.6%, respectively, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 23 properties we acquired between January 1, 2015 and March 31, 2016.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.4 million, or 19.8%, and increased $1.4 million, or 62.9%, respectively, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due an increase in real estate taxes resulting from supplemental assessments of certain of our properties and timing differences in tenant reimbursement billing. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 23 properties we acquired between January 1, 2015 and March 31, 2016.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased $0.1 million, or 69.9%, and increased $0.1 million, or 64.7%, respectively, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to an increase in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $2 thousand, or 1.5%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
Interest Income
Our Total Portfolio interest income decreased by $0.3 million, or 100.0%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  On August 21, 2015, the borrower of the mortgage note receivable secured by an industrial property located at 32401-32803 Calle Perfecto, repaid, ahead of schedule the outstanding principal balance in full.  The decrease in interest income is a result of this early repayment.
Property Expenses
Our Same Properties Portfolio property expenses increased by $0.5 million, or 8.7%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to an increase in overhead costs, recoverable real estate tax expense and repairs and maintenance, as well as non-recoverable repairs and maintenance.  Our Total Portfolio property expenses increased $1.8 million, or 30.7%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily as a result of incremental expenses from the 23 properties we acquired between January 1, 2015, and March 31, 2016.
General and Administrative
Our Total Portfolio general and administrative expenses increased $0.1 million, or 1.6%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase is primarily due to the following: (i) a $0.6 million increase in non-cash equity compensation expense primarily due to equity grants made in December 2015, (ii) a $0.2 million increase in employment related costs due to an increase in headcount, (iii) a $0.1 million increase in professional fees and (iv) a $0.1 increase in franchise tax fees due to timing. These increases were partially offset by a $1.0 million decrease in legal fees, which includes a $0.6 million insurance reimbursement of legal fees related to prior litigation.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased $0.6 million, or 6.5%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated during the three months ended March 31, 2016 and the year ended December 31, 2015. Our Total Portfolio depreciation and amortization expense increased $1.3 million, or 13.5%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to incremental expenses from the 23 properties we acquired between January 1, 2015, and March 31, 2016.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased $0.2 million, or 103.9%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to increased brokerage fees related to acquisitions completed during the current period and costs incurred in connection with the acquisition of a portfolio of nine properties that closed in April 2016.

Interest Expense
Our Total Portfolio interest expense increased by $1.4 million, or 78.2%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  This was primarily due to the increase in our weighted average interest rate resulting from the issuance of $100.0 million of 4.29% fixed rate senior notes in August 2015 and the four interest rate swaps that were in effect during the three months ended March 31, 2016, as well as the increase in our average outstanding debt balances.  The increase was partially offset by an increase in capitalized interest related to our repositioning properties for comparable periods.
Equity in Income from Unconsolidated Real Estate Entities
Equity in income from unconsolidated real estate entities includes our equity interests in the operating results of the property held by our JV and basis adjustments related to this property.  Our Total Portfolio equity in income of unconsolidated real estate entities increased by $0.1 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the decrease in property expenses and depreciation and amortization expense of the JV property.

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
The following table sets forth a reconciliation of FFO before non-controlling interest for the periods presented to net income, the nearest GAAP equivalent (in thousands):

	Three Months Ended March 31,
	2016	2015
Funds From Operations (FFO)
Net income	$1,477	$81
Add:
Depreciation and amortization	11,214	9,884
Depreciation and amortization from unconsolidated joint venture(1)	5	28
Funds from operations	$12,696	$9,993

(1)	Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental income	$23,499	$18,557
Tenant reimbursements	3,558	2,184
Other income	313	190
Total operating revenues	27,370	20,931
Property expenses	7,543	5,771
Net Operating Income	$19,827	$15,160
Fair value lease revenue	(4)	39
Straight line rent adjustment	(1,095)	(365)
Cash Net Operating Income	$18,728	$14,834

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$1,477	$81
Add:
General and administrative	3,602	3,546
Depreciation and amortization	11,214	9,884
Acquisitions expense	475	233
Interest expense	3,254	1,826
Deduct:
Management, leasing and development services	134	132
Interest income	—	277
Equity in income of unconsolidated real estate entities	61	1
Net Operating Income	$19,827	$15,160
Fair value lease revenue	(4)	39
Straight line rent adjustment	(1,095)	(365)
Cash Net Operating Income	$18,728	$14,834

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$1,477	$81
Interest expense	3,254	1,826
Depreciation and amortization	11,214	9,884
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	5	28
EBITDA	$15,950	$11,819

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
As of March 31, 2016, our cash and cash equivalents were $6.4 million, and our outstanding balance under our unsecured revolving credit facility was $42.5 million, leaving $157.5 million available for additional borrowings.  Subsequent to March 31, 2016, we repaid the outstanding balance on our unsecured revolving credit facility, as described below under —Sources of Liquidity— Equity Offering, leaving $200.0 million available for additional borrowings as of the date of this report.
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
ATM Program
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125 million in amounts and at times to be determined by us from time to time.  As of March 31, 2016, we have issued 500 shares of common stock pursuant to the ATM Program, and future sales, if any, will depend on a variety of factors to be determined by us, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.  We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
Equity Offering
On April 15, 2016, we completed a follow-on public offering (the “Equity Offering”) of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase an additional 1,350,000 shares of our common stock, at an offering price per share of $17.65. The net proceeds were approximately $175.1 million, after deducting the underwriting discount and estimated offering costs of approximately $7.6 million. A portion of the net proceeds from the Equity Offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $62.5 million on April 15, 2016, the date of repayment, and to partially fund the REIT Portfolio Acquisition as discussed below under —Uses of Liquidity— REIT Portfolio Acquisition.
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

Unsecured Revolving Credit and Term Loan Facilities
We have a senior unsecured revolving credit facility with a borrowing capacity of $200 million (the “Revolver”) and a senior unsecured term loan facility (the “$100 Million Term Loan Facility”) with a borrowing capacity of $100 million (together the “Credit Facility”).  The Revolver is scheduled to mature on June 11, 2018 with one 12-month extension option available, subject to certain conditions, and the $100 Million Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the $100 Million Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.
Interest on the Credit Facility accrues, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable LIBOR margin will range from 1.30% to 1.90%  for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on the our Leverage Ratio (as defined in the credit agreement governing the Credit Facility). Additionally, a quarterly facility fee is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
The Credit Facility is guaranteed by the Company and by substantially all of the current and future subsidiaries of the Operating Partnership that own an unencumbered property. The Credit Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.
The Revolver and the $100 Million Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the $100 Million Term Loan Facility and repaid or prepaid may not be re-borrowed.
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

New Unsecured Term Loan Facility
On January 14, 2016, we entered into a credit agreement for a senior unsecured term loan facility that permits aggregate borrowings of up to $125 million, the total of which we borrowed at closing (the “$125 Million Term Loan Facility”). The proceeds were used to repay $116.0 million of the outstanding balance under the Revolver and for general corporate purposes. The $125 Million Term Loan Facility permits us to add one or more incremental term loans in an aggregate amount not to exceed $100 million (the “Accordion”), subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts. The maturity date of the $125 Million Term Loan Facility is January 14, 2023.
Interest on the $125 Million Term Loan Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on the our Leverage Ratio (as defined in the credit agreement governing the $125 Million Term Loan Facility).
We have the option to voluntarily prepay any amounts borrowed under the $125 Million Term Loan Facility in whole or in part at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to January 14, 2018, we will pay a prepayment premium equal to (i) if such prepayment occurs prior to January 14, 2017, 2.00% of the principal amount so prepaid, and (ii) if such prepayment occurs on or after January 14, 2017, but prior to January 14, 2018, 1.00% of the principal amount so prepaid. Amounts borrowed under the $125 Million Term Loan Facility and repaid or prepaid may not be reborrowed.

Incremental Term Loan
As described above, the $125 Million Term Loan Facility permits us to add one or more incremental term loans in an aggregate amount not to exceed $100 million. On April 15, 2016, we exercised the Accordion in full and established a new incremental term loan in an aggregate principal amount of $100.0 million (the “Incremental Term Loan”). We used the proceeds of the Incremental Term Loan to repay amounts outstanding under our Revolver and to partially fund the REIT Portfolio Acquisition as discussed below under —Uses of Liquidity— REIT Portfolio Acquisition.
Investment Grade Rating
During 2015, we obtained investment grade ratings of BBB- from Fitch Ratings on our Revolver, $100 Million Term Loan Facility and $100.0 million guaranteed senior notes, which were recently affirmed in April 2016, with a stable outlook. In April 2016, we also obtained the same rating on our $125 Million Term Loan Facility and Incremental Term Loan.  Our credit rating is based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and there can be no assurance that we will be able to maintain our current credit rating. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. As part of our growth strategy, we are actively monitoring a number of properties in our markets that we believe represent attractive potential investment opportunities. As of the date of this report we have approximately $39.5 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
REIT Portfolio Acquisition
On April 11, 2016, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire a private real estate investment trust that owns a portfolio of nine industrial properties totaling approximately 1.53 million rentable square feet, from a third-party seller in exchange for approximately $191.0 million in cash, exclusive of closing costs (the “REIT Portfolio Acquisition”).
On April 15, 2016, pursuant to the Stock Purchase Agreement, we consummated the transaction. We funded the purchase price and related transaction costs with available cash and the proceeds from the Incremental Term Loan and the Equity Offering.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  Under “Acquisitions and Development of Properties,” we identified 10 of our properties that were in various stages of repositioning and lease-up as of March 31, 2016.  We currently estimate that approximately $49.6 million of capital will be required over the next eight quarters (2Q-2016 through 1Q-2018) to complete the repositioning of these properties.  This estimate, however, is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund the capital improvements to complete these repositioning efforts through a combination of cash flow from operations, recycling capital through property dispositions and borrowings available under the Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our consolidated portfolio as follows (dollars in thousands):

	Three Months Ended March 31, 2016
	Cost	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$4,238	3,833,818	$1.11
Recurring Capital Expenditures(4)	586	11,973,952	$0.05
Total Capital Expenditures	$4,824

(1)
For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capital expenditures reflects the weighted average square footage of our consolidated portfolio.

(2)	Per square foot amounts are calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (1) above.

(3)
Non-recurring capital expenditures include, but are not limited to, the following: property improvements to appearance, seismic upgrades, deferred property maintenance at the time such property was acquired, and repositioning and redevelopment efforts, including those mentioned above for the eight properties currently under repositioning.

(4)
Recurring capital expenditures include, but are not limited to, the following: replacement of items due to ordinary wear and tear, roofing materials, mechanical systems, HVAC systems and other structural systems, and parking lot replacement.

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of March 31, 2016, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments and debt maturities	$445,611	$309	$430	$47,880	$169,533	$166	$227,293
Interest payments - fixed-rate debt	44,016	2,826	5,179	4,959	4,491	4,412	22,149
Interest payments - variable-rate debt(1)	29,574	4,979	6,517	6,087	4,181	2,547	5,263
Interest rate swap payments(2)	11,054	1,795	2,349	3,317	1,253	1,140	1,200
Office lease payments	2,060	466	635	622	337	—	—
Ground lease payments	6,648	108	144	144	144	144	5,964
Contractual obligations(3)	7,298	7,298	—	—	—	—	—
Total	$546,261	$17,781	$15,254	$63,009	$179,939	$8,409	$261,869

(1)	Based on the 1-month LIBOR rate of 0.43725%, as of March 31, 2016.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.43725% from the effective date through the maturity date of each respective interest rate swap.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.  We anticipate these obligations to be paid as incurred through the remainder of 2016 and 2017.  As the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2016”.

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of March 31, 2016:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
Term Loan(3)	8/1/2019(3)	LIBOR + 1.90%	3.818%	(4)	$60,000	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		3,011	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,271	—
1065 Walnut Street	2/1/2019	4.550%	4.550%		9,829	—
Unsecured Debt:
$100M Term Loan Facility	6/11/2019	LIBOR +1.35%(5)	3.248%	(6)	100,000	12/14/2018
Revolver(7)	6/11/2018(3)	LIBOR +1.40%(5)	1.837%		42,500	—
$125M Term Loan Facility	1/14/2023	LIBOR +1.60%(5)	2.037%	(8)	125,000	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Consolidated:			3.158%		$445,611

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2016.  Assumes a 1-month LIBOR rate of 0.43725% as of March 31, 2016, as applicable. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $1.6 million as of March 31, 2016.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of March 31, 2016, this $60 million term loan has been effectively fixed at 3.818% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $30 million at 3.91% with an effective date of July 15, 2015.

(5)
The LIBOR margin will range from 1.25% to 1.85% for the $100 Million Term Loan Facility, 1.30% to 1.90% for the Revolver and 1.50% to 2.25% for the $125 Million Term Loan Facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of March 31, 2016, this $100 Million Term Loan Facility has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015 and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)	The Revolver is subject to an unused commitment fee, which is calculated as 0.30% or 0.20% of the daily-unused commitment if the balance is under $100 million or over $100 million, respectively.

(8)
As of March 31, 2016, we have an executed forward interest rate swap that will effectively fix the interest on the $125 Million Term Loan Facility at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2016:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.5	3.86%	3.86%	$278,111	62%
Variable	5.6	LIBOR + 1.55%	1.99%	$167,500	38%
Secured vs. Unsecured:
Secured	3.6		4.10%	$78,111	18%
Unsecured	6.0		2.96%	$367,500	82%

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2016.  Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.  Assumes a 1-month LIBOR rate of 0.43725% as of March 31, 2016, as applicable.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $1.6 million as of March 31, 2016.

At March 31, 2016, we had total consolidated indebtedness of $445.6 million, excluding unamortized deferred loan fees and net debt premiums, with a weighted average interest rate of 3.158% and an average term-to-maturity of 5.6 years.  As of March 31, 2016, $278.1 million, or 62% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($118.1 million) or an interest rate swap ($160.0 million).  We have one forward interest rate swap that will effectively fix the interest on the $125 Million Term Loan Facility at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022.  If this interest rate swap were to be effective as of March 31, 2016, our consolidated debt would be 90% fixed-rate and 10% variable-rate.
At March 31, 2016, we had total indebtedness of $445.6 million, reflecting a net debt to total market capitalization of approximately 29.7%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The $125 Million Term Loan Facility and the Credit Facility both include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

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
In addition, the $125 Million Term Loan Facility and the Credit Facility contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

The $100 million unsecured guaranteed senior notes (the “Notes”) contains a series of financial and other covenants with which we must comply.  The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the $125 Million Term Loan Facility and the Credit Facility, as detailed above. Subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly debt covenants as of March 31, 2016.

Off Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated financial statements.

Cash Flows
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Cash provided by operating activities	$14,130	$9,775	$4,355
Cash used in investing activities	$(30,968)	$(49,255)	$18,287
Cash provided by financing activities	$18,039	$78,415	$(60,376)

Net cash provided by operating activities. Net cash provided by operating activities increased by $4.4 million to $14.1 million for the three months ended March 31, 2016, compared to $9.8 million for the three months ended March 31, 2015.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed after January 1, 2015, the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities decreased by $18.3 million to $31.0 million for the three months ended March 31, 2016, compared to $49.3 million for the three months ended March 31, 2015. The decrease was primarily attributable to a $20.2 million decrease in cash paid for property acquisitions, including related deposits, partially offset by an increase in cash paid for construction and development projects of $1.8 million for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities was $18.0 million for the three months ended March 31, 2016, and consists primarily of proceeds of $125.0 million from the $125 Million Term Loan Facility, partially offset by the repayment of $98.0 million of net borrowings outstanding under the Revolver and the payment of $7.8 million in dividends and distributions. Net cash provided by financing activities was $78.4 million for the three months ended

March 31, 2015, and consists primarily of $176.6 million in net proceeds raised from the sale of 11.5 million shares of common stock, partially offset by the net repayment of $92.5 million of net borrowings outstanding under the Revolver and the payment of $5.5 million in dividends and distributions.

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall.  We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements.
As of March 31, 2016, interest on the $60.0 million variable-rate term loan has been effectively fixed through the use of two interest rate swaps, each with a notional value of $30.0 million.  The first interest rate swap, which is effective for the period from January 15, 2015, to February 15, 2019, currently fixes the annual interest rate payable at 3.726%.  The second interest rate swap, which is effective for the period from July 15, 2015, to February 15, 2019, currently fixes the annual interest rate payable at 3.91%.
As of March 31, 2016, interest on the $100 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a termination date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a termination date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 Million Term Loan Facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Credit Facility.
On February 24, 2016, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with amounts borrowed under the $125 Million Term Loan Facility. The interest rate swap has a notional amount of $125.0 million with a forward start date of February 14, 2018, and a termination date of January 14, 2022. The interest rate swap will effectively fix the annual interest rate payable on this notional amount of the Company’s debt, which may exist under the $125 Million Term Loan Facility, at 1.349% plus an applicable margin under the terms of the $125 Million Term Loan Facility.
At March 31, 2016, we had total consolidated indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $445.6 million.  Of this total, $278.1 million, or 62%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $167.5 million, or 38%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of March 31, 2016, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.8 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $0.7 million annually.
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

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Form 8-K filed on April 11, 2016. There have been no material changes to the risk factors as set forth in these documents.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	N/A	N/A
February 1, 2016 to February 29, 2016(1)	6,785	17.04	N/A	N/A
March 1, 2016 to March 31, 2016	—	—	N/A	N/A
	6,785	$17.04	N/A	N/A

(1)	In February 2016, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1
Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein. (incorporated by reference to Exhibit 10.1 of the Form 8-K dated January 20, 2016)

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
101.1*

The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

May 10, 2016	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

May 10, 2016	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

May 10, 2016	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)