Form 10-Q
period 2016-06-30
Rexford Industrial Realty, Inc.
filed 2016-08-08
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at August 3, 2016 was 66,028,189.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Land	$605,694	$492,704
Buildings and improvements	745,968	650,075
Tenant improvements	33,873	28,977
Furniture, fixtures, and equipment	175	188
Construction in progress	23,714	16,822
Total real estate held for investment	1,409,424	1,188,766
Accumulated depreciation	(117,590)	(103,623)
Investments in real estate, net	1,291,834	1,085,143
Cash and cash equivalents	29,177	5,201
Restricted cash	17,979	—
Rents and other receivables, net	3,010	3,040
Deferred rent receivable, net	9,585	7,827
Deferred leasing costs, net	6,531	5,331
Deferred loan costs, net	1,146	1,445
Acquired lease intangible assets, net	37,789	30,383
Acquired indefinite-lived intangible	5,271	5,271
Other assets	5,589	5,523
Acquisition related deposits	400	—
Investment in unconsolidated real estate entities	4,203	4,087
Total Assets	$1,412,514	$1,153,251
LIABILITIES & EQUITY
Liabilities
Notes payable	$500,608	$418,154
Interest rate swap liability	7,551	3,144
Accounts payable, accrued expenses and other liabilities	10,877	12,631
Dividends payable	9,212	7,806
Acquired lease intangible liabilities, net	4,346	3,387
Tenant security deposits	13,769	11,539
Prepaid rents	3,367	2,846
Total Liabilities	549,730	459,507
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Common Stock, $0.01 par value 490,000,000 authorized and 66,035,732 and 55,598,684 outstanding as of June 30, 2016 and December 31, 2015, respectively	657	553
Additional paid in capital	897,991	722,722
Cumulative distributions in excess of earnings	(50,733)	(48,103)
Accumulated other comprehensive loss	(7,328)	(3,033)
Total stockholders’ equity	840,587	672,139
Noncontrolling interests	22,197	21,605
Total Equity	862,784	693,744
Total Liabilities and Equity	$1,412,514	$1,153,251

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RENTAL REVENUES
Rental income	$26,119	$19,275	$49,618	$37,832
Tenant reimbursements	4,119	2,844	7,677	5,028
Other income	259	162	572	352
TOTAL RENTAL REVENUES	30,497	22,281	57,867	43,212
Management, leasing and development services	111	161	245	293
Interest income	—	280	—	557
TOTAL REVENUES	30,608	22,722	58,112	44,062
OPERATING EXPENSES
Property expenses	7,959	5,874	15,502	11,645
General and administrative	4,521	3,740	8,123	7,286
Depreciation and amortization	12,610	10,490	23,824	20,374
TOTAL OPERATING EXPENSES	25,090	20,104	47,449	39,305
OTHER EXPENSES
Acquisition expenses	635	847	1,110	1,080
Interest expense	3,716	1,658	6,970	3,484
TOTAL OTHER EXPENSES	4,351	2,505	8,080	4,564
TOTAL EXPENSES	29,441	22,609	55,529	43,869
Equity in income from unconsolidated real estate entities	62	12	123	13
Gain on extinguishment of debt	—	71	—	71
Gains on sale of real estate	11,563	—	11,563	—
NET INCOME	12,792	196	14,269	277
Less: net income attributable to noncontrolling interest	(418)	(8)	(470)	(12)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	12,374	188	13,799	265
Less: earnings allocated to participating securities	(75)	(49)	(153)	(99)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,299	$139	$13,646	$166
Net income available to common stockholders per share - basic and diluted	$0.19	$—	$0.23	$—
Weighted average shares of common stock outstanding - basic	64,063,337	54,963,093	59,666,468	52,835,132
Weighted average shares of common stock outstanding - diluted	64,304,713	54,963,093	59,860,831	52,835,132
Dividends declared per common share	$0.135	$0.120	$0.270	$0.240

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,792	$196	$14,269	$277
Other comprehensive (loss) income: cash flow hedge adjustment	(2,650)	319	(4,407)	(1,558)
Comprehensive income (loss)	10,142	515	9,862	(1,281)
Comprehensive (income) loss attributable to noncontrolling interests	(368)	(27)	(358)	30
Comprehensive income (loss) attributable to common stockholders	$9,774	$488	$9,504	$(1,251)

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Issuance of common stock	10,350,000	103	182,574	—	—	182,677	—	182,677
Offering costs	—	—	(8,352)	—	—	(8,352)	—	(8,352)
Share-based compensation	71,650	1	964	—	—	965	996	1,961
Repurchase of common shares	(11,681)	—	(204)	—	—	(204)	—	(204)
Conversion of units to common stock	27,079	—	287	—	—	287	(287)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	125	125
Dividends	—	—	—	(16,429)	—	(16,429)	—	(16,429)
Distributions	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	13,799	—	13,799	470	14,269
Other comprehensive loss	—	—	—	—	(4,295)	(4,295)	(112)	(4,407)
Balance at June 30, 2016	66,035,732	$657	$897,991	$(50,733)	$(7,328)	$840,587	$22,197	$862,784

	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	43,702,442	$434	$542,318	$(21,673)	$(1,331)	$519,748	$26,129	$545,877
Issuance of common stock	11,500,000	115	183,885	—	—	184,000	—	184,000
Offering costs	—	—	(8,027)	—	—	(8,027)	—	(8,027)
Share-based compensation	115,307	—	863	—	—	863	—	863
Repurchase of common shares	(4,225)	—	(67)	—	—	(67)	—	(67)
Conversion of units to common stock	145,771	1	1,611	—	—	1,612	(1,612)	—
Dividends	—	—	—	(13,294)	—	(13,294)	—	(13,294)
Distributions	—	—	—	—	—	—	(555)	(555)
Net income	—	—	—	265	—	265	12	277
Other comprehensive loss	—	—	—	—	(1,516)	(1,516)	(42)	(1,558)
Balance at June 30, 2015	55,459,295	$550	$720,583	$(34,702)	$(2,847)	$683,584	$23,932	$707,516

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,269	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	(123)	(13)
Depreciation and amortization	23,824	20,374
Amortization of above (below) market lease intangibles, net	56	85
Accretion of discount on notes receivable	—	(140)
Gain on extinguishment of debt	—	(71)
Gain on sale of real estate	(11,563)	—
Amortization of loan costs	485	418
Accretion of premium on notes payable	(118)	(125)
Equity based compensation expense	1,887	815
Straight-line rent	(2,017)	(977)
Change in working capital components:
Rents and other receivables	40	(398)
Deferred leasing costs	(2,245)	(1,654)
Other assets	(48)	(737)
Accounts payable, accrued expenses and other liabilities	(1,119)	(1,270)
Tenant security deposits	1,171	441
Prepaid rents	(144)	799
Net cash provided by operating activities	24,355	17,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(228,131)	(105,471)
Capital expenditures	(15,305)	(9,573)
Acquisition related deposits	(400)	710
Principal repayments of notes receivable	—	140
Proceeds from sale of real estate	20,435	—
Proceeds from sale of real estate placed in qualified intermediary account	(17,979)	—
Net cash used in investing activities	(241,380)	(114,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	182,677	184,000
Offering costs	(8,238)	(7,917)
Proceeds from notes payable	263,000	60,500
Repayment of notes payable	(178,690)	(126,262)
Deferred loan costs	(1,924)	(64)
Dividends paid to common stockholders	(15,020)	(11,883)
Distributions paid to common unitholders	(600)	(555)
Repurchase of common shares	(204)	(67)
Net cash provided by financing activities	241,001	97,752
Increase in cash and cash equivalents	23,976	1,382
Cash and cash equivalents, beginning of period	5,201	8,606
Cash and cash equivalents, end of period	$29,177	$9,988
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $882 and $196 for the six months ended June 30, 2016 and 2015, respectively)	$6,404	$3,197
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$—	$5,874
Capital expenditure accruals	$1,278	$1,492
Accrual of dividends	$9,212	$6,655
Accrual of offering costs	$114	$110

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2016, our consolidated portfolio consisted of 130 properties with approximately 13.6 million rentable square feet.  We also own a 15% interest in a joint venture that owns one property with approximately 0.5 million rentable square feet, which we also manage.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
As of June 30, 2016, and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Restricted Cash
Restricted cash represents the cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of June 30, 2016, the net proceeds from the sale of our properties located at 1840 Dana Street and 12910 East Mulberry Street (see Note 3) are included in restricted cash.
     Investments in Real Estate
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
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for acquisitions completed during the six months ended June 30, 2016, we used discount rates ranging from 6.75% to 8.00% and capitalization rates ranging from 5.50% to 6.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value for acquisitions completed during the six months ended June 30, 2016, we used an estimated average lease-up period ranging from six to twelve months. Acquisition costs associated with business combinations are expensed in the period they are incurred.
The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we record to land and building the purchase price paid and capitalize the associated acquisition costs.  We did not capitalize any acquisition costs during the three and six months ended June 30, 2016, as our acquisitions were accounted for as business combinations. However, we capitalized acquisition costs of $0.3 million and $0.3 million during the three and six months ended June 30, 2015, respectively.  See Note 3.

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
We capitalized interest costs of $0.4 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively. We capitalized real estate taxes and insurance costs aggregating $0.2 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively. We capitalized compensation costs for employees who provide construction services of $0.3 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively.
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
As discussed above in—Investments in Real Estate—Acquisitions, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an acquired lease intangible asset or liability and amortized to “rental income” over the remaining term of the related leases.
Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.1 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2016 and 2015.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2016, and December 31, 2015, we have not established a liability for uncertain tax positions.
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
Valuation of Receivables
We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of $0.4 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, as a reduction to rental revenues in our consolidated statements of operations. We had a $2.8 million and $2.0 million reserve for allowance for doubtful accounts as of June 30, 2016 and December 31, 2015, respectively.

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

REIT Portfolio Acquisition
On April 11, 2016, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire a private real estate investment trust that owns a portfolio of nine industrial properties totaling approximately 1.5 million rentable square feet (the “REIT Portfolio”) from a third-party seller in exchange for approximately 191.0 million in cash, exclusive of closing costs and credits (the “REIT Portfolio Acquisition”).
On April 15, 2016, pursuant to the Stock Purchase Agreement, we consummated the transaction. As part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’S 12.5% cumulative non-voting preferred stock (the “preferred stock”). The remaining 125 shares of the preferred stock are held by unaffiliated third parties and will remain outstanding in order to help us comply with federal income tax regulations applicable to REITs. These shares of preferred stock may be redeemed by us at any time, subject to procedural requirements, for an aggregate price of $125,000 plus any dividends thereon that have accrued but have not been repaid at the time of such redemption.
Acquisition Summary
The following table sets forth the wholly-owned industrial properties we acquired during the six months ended June 30, 2016:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
8525 Camino Santa Fe(1)	San Diego - Central	3/15/2016	59,399	1	$8,450
28454 Livingston Avenue(1)	Los Angeles - San Fernando Valley	3/29/2016	134,287	1	16,000
REIT Portfolio(2)	Various(2)	4/15/2016	1,530,814	9	191,000
10750-10826 Lower Azusa Road(3)	Los Angeles - San Gabriel Valley	5/3/2016	79,050	4	7,660
525 Park Avenue(4)	Los Angeles - San Fernando Valley	6/30/2016	63,403	1	7,550
Total 2016 Wholly-Owned Property Acquisitions			1,866,953	16	$230,660

(1)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

(2)
The REIT Portfolio Acquisition was funded with available cash on hand, proceeds from a $100.0 million term loan borrowing and proceeds from an equity offering of 10.35 million shares of our common stock. See Notes 5 and 12 for additional information. The REIT Portfolio consists of nine properties located in four of our core submarkets, including Orange County, Los Angeles - San Gabriel Valley, Inland Empire West and Central San Diego.

(3)	This acquisition was funded with $2.5 million from a 1031 Exchange and available cash on hand.

(4)	This acquisition was funded with available cash on hand.

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

	REIT Portfolio	Other 2016 Acquisitions	Total 2016 Acquisitions
Assets:
Land	$101,530	$17,392	$118,922
Buildings and improvements	74,586	20,014	94,600
Tenant improvements	2,875	471	3,346
Acquired lease intangible assets(1)	12,103	2,456	14,559
Other acquired assets(2)	222	105	327
Total assets acquired	191,316	40,438	231,754
Liabilities:
Acquired lease intangible liabilities(3)	934	835	1,769
Other assumed liabilities(2)	1,519	210	1,729
Total liabilities assumed	2,453	1,045	3,498
Net assets acquired	$188,863	$39,393	$228,256

(1)
For the REIT Portfolio, acquired lease intangible assets consist of $11.1 million of in-place lease intangibles with a weighted average amortization period of 5.0 years and $1.0 million of above-market lease intangibles with a weighted average amortization period of 7.6 years. For the other 2016 acquisitions, represents in-place lease intangibles with a weighted average amortization period of 4.3 years.

(2)
Includes other working capital assets acquired (prepaid expenses, other receivables and other assets) and liabilities assumed (tenant security deposits, prepaid rent and other payables), respectively, at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 4.8 years and 5.3 years for the REIT Portfolio and the other 2016 acquisitions, respectively.
The following table sets forth the unaudited results of operations on a combined basis for the three and six months ended June 30, 2016, for the properties acquired during the six months ended June 30, 2016, included in the consolidated statements of operations from the date of acquisition (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$3,629	$3,664
Net income	$1,317	$1,344
     The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the six months ended June 30, 2016, had occurred on January 1, 2015. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as (i) increased rental revenues for the amortization of the net amount of above- and -below-market rents acquired in the acquisition, (ii) increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions and (iii) increased interest expense for borrowings associated with these acquisitions.  These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2015, and may not be indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$31,399	$25,800	$62,580	$50,273
Net income (loss) attributable to common shareholders	$12,653	$(546)	$14,730	$(1,154)
Net income attributable to common stockholders per share - basic	$0.20	$(0.01)	$0.25	$(0.02)
Net income attributable to common stockholders per share - diluted	$0.20	$(0.01)	$0.25	$(0.02)

Dispositions

The following table summarizes the properties we disposed of during the six months ended June 30, 2016:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price (in thousands)	Gain Recorded (in thousands)
6010 North Paramount Boulevard	Los Angeles - South Bay	5/2/2016	16,534	$2,480	$944
1840 Dana Street	Los Angeles - San Fernando Valley	5/25/2016	13,497	$4,250	$1,445
12910 East Mulberry Drive	Los Angeles - Mid-Counties	6/7/2016	153,080	$15,000	$9,174
Total			183,111	$21,730	$11,563

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	June 30, 2016	December 31, 2015
Acquired Lease Intangible Assets:
In-place lease intangibles	$62,591	$49,265
Accumulated amortization	(31,150)	(25,107)
In-place lease intangibles, net	31,441	24,158
Above-market tenant leases	9,999	9,062
Accumulated amortization	(3,651)	(2,837)
Above-market tenant leases, net	6,348	6,225
Acquired lease intangible assets, net	$37,789	$30,383
Acquired Lease Intangible Liabilities:
Below-market tenant leases	(6,678)	(5,227)
Accumulated accretion	2,529	2,053
Below-market tenant leases, net	(4,149)	(3,174)
Above-market ground lease	(290)	(290)
Accumulated accretion	93	77
Above-market ground lease, net	(197)	(213)
Acquired lease intangible liabilities, net	$(4,346)	$(3,387)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
In-place lease intangibles(1)	$3,402	$3,120	$6,288	$6,339
Net above (below)-market tenant leases(2)	$67	$54	$72	$101
Above-market ground lease(3)	$(8)	$(8)	$(16)	$(16)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above (below)-market tenant leases is recorded as a decrease to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Principal amount	$503,009	$418,698
Less: unamortized discount and deferred loan costs(1)	(2,401)	(544)
Carrying value	$500,608	$418,154

(1)
Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility.  These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
Term Loan(3)	$60,000	$(243)	$60,000	$(283)	8/1/2019	(4)	LIBOR + 1.90%		3.95%
Gilbert/La Palma	2,977	(149)	3,044	(153)	3/1/2031		5.125%	(5)	5.38%
12907 Imperial Highway	5,242	242	5,299	303	4/1/2018		5.95%	(6)	3.61%
1065 Walnut Street	9,790	242	9,855	292	2/1/2019	(7)	4.55%	(8)	3.54%
Unsecured Debt
$100M Term Loan Facility	100,000	—	100,000	—	6/11/2019		LIBOR + 1.35%	(9)	3.25%	(10)
Revolving Credit Facility	—	—	140,500	—	6/11/2018	(4)	LIBOR + 1.40%	(9)(11)	1.87%
$225M Term Loan Facility	225,000	(1,821)	—	—	1/14/2023		LIBOR + 1.60%	(9)	2.19%
Guaranteed Senior Notes	100,000	(672)	100,000	(703)	8/6/2025		4.29%		4.36%
Total	$503,009	$(2,401)	$418,698	$(544)

(1)	Reflects the contractual interest rate under the terms of the loan, as of June 30, 2016.

(2)
Reflects the effective interest rate as of June 30, 2016, which includes the effect of the amortization of discounts/premiums and deferred loan costs and the effect of interest rate swaps that are effective as of June 30, 2016.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30-year amortization table. As of June 30, 2016, the interest rate on the $60.0 million variable-rate term loan has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(4)	One additional one-year extension available at the borrower’s option.

(5)	Monthly payments of interest and principal are based on a 20-year amortization table.

(6)	Monthly payments of interest and principal are based on a 30-year amortization table, with a balloon payment at maturity.

(7)	One additional five-year extension available at the borrower’s option.

(8)	Monthly payments of interest and principal are based on a 25-year amortization table, with a balloon payment at maturity.

(9)
The LIBOR margin will range from 1.25% to 1.85% for the $100.0 million term loan facility, 1.30% to 1.90% for the revolving credit facility and 1.50% to 2.25% for the $225.0 million term loan facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.

(10)	As of June 30, 2016, the interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(11)
The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility, if the balance is under $100.0 million or over $100.0 million, respectively.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of June 30, 2016, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2016 - December 31, 2016	$207
2017	430
2018	5,380
2019	169,533
2020	166
Thereafter	327,293
Total	$503,009

$225 Million Term Loan Facility
On January 14, 2016, we entered into a credit agreement for a senior unsecured term loan facility (the “$225 Million Term Loan Facility”) that initially permits aggregate borrowings of up to $125.0 million, the total of which we borrowed the same day at closing. Under the terms of the credit agreement, we are permitted to add one or more incremental term loans in an aggregate amount not to exceed $100.0 million (the “Accordion”), subject to the satisfaction of specified conditions. On April 15, 2016, we exercised the Accordion in full, thereby increasing the aggregate amount outstanding under the $225 Million Term Loan Facility to $225.0 million. The maturity date of the $225 Million Term Loan Facility is January 14, 2023.
Interest on the $225 Million Term Loan Facility accrues based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on our Leverage Ratio (as defined in the credit agreement).
We have the option to voluntarily prepay any amounts borrowed under the $225 Million Term Loan Facility in whole or in part at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to January 14, 2018, we will pay a prepayment premium equal to (i) if such prepayment occurs prior to January 14, 2017, 2.00% of the principal amount so prepaid and (ii) if such prepayment occurs on or after January 14, 2017, but prior to January 14, 2018, 1.00% of the principal amount so prepaid. Amounts borrowed under the $225 Million Term Loan Facility and repaid or prepaid may not be reborrowed.
The $225 Million Term Loan Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the credit agreement and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the $225 Million Term Loan Facility, all outstanding principal amounts, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
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
Interest on the Credit Facility accrues, at our option, at either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c)

the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the $100 Million Term Loan Facility, depending on our Leverage Ratio (as defined in the credit agreement).  In February 2015, the Revolver and the $100 Million Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings. Additionally, there is a quarterly facility fee that is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
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
On June 30, 2016, we did not have any borrowings outstanding under our Revolver, leaving $200.0 million available for additional borrowings.
Debt Covenants
The $225 Million Term Loan Facility and the Credit Facility both include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

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
Additionally, the $225 Million Term Loan Facility and the Credit Facility provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Our $100.0 million unsecured guaranteed senior notes (the “Notes”) contain a series of financial and other covenants with which we must comply.  The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the $225 Million Term Loan Facility and the Credit Facility, as detailed above. Subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our $60.0 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.
We were in compliance with all of our required quarterly debt covenants as of June 30, 2016.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of June 30, 2016 is summarized as follows (in thousands):

Twelve months ended June 30,
2017	$97,197
2018	79,184
2019	64,921
2020	51,680
2021	37,151
Thereafter	73,330
Total	$403,463
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
On February 24, 2016, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $125.0 million initially borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional amount of $125.0 million with an effective date of February 14, 2018 and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional amount of $125.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The interest rate swap will effectively fix the annual interest rate payable on this notional amount of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.349% plus an applicable margin under the terms of the $225 Million Term Loan Facility.
On May 12, 2016, we entered into a second interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the incremental $100.0 million borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional amount of $100.0 million with an effective date of August 14, 2018, and a maturity date of

January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional amount of $100.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The interest rate swap will effectively fix the annual interest rate payable on this notional amount of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.406% plus an applicable margin under the terms of the $225 Million Term Loan Facility.
The following table sets forth a summary of our interest rate swaps at June 30, 2016 and December 31, 2015 (dollars in thousands):

				Fair Value(1)		Current Notional Amount(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$949	$538	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$1,059	$698	$30,000	$30,000
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$1,455	$849	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$1,717	$1,059	$50,000	$—
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$1,394	$—	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$977	$—	$—	$—

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2016, and December 31, 2015, all of our derivatives were in a liability position, and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date presented.

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives (effective portion)	$(3,243)	$194	$(5,501)	$(1,788)
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(593)	$(125)	$(1,094)	$(230)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

During the next twelve months, we estimate that an additional $2.3 million will be reclassified from AOCI as an increase to interest expense.
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
As of June 30, 2016, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $7.6 million.  As of June 30, 2016, we have not posted any collateral related to these agreements.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2016 and December 31, 2015, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps at:
June 30, 2016	$(7,551)	$—	$(7,551)	$—
December 31, 2015	$(3,144)	$—	$(3,144)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2016, and December 31, 2015 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2016	$507,522	$—	$—	$507,522	$500,608
December 31, 2015	$416,497	$—	$—	$416,497	$418,154

9.	Related Party Transactions

Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively, in management, leasing and development services revenue.

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
As of June 30, 2016, and December 31, 2015, we have a $1.2 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of June 30, 2016, and December 31, 2015, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of June 30, 2016, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062.

The future minimum commitment under our ground lease and corporate and satellite office leases as of June 30, 2016, is as follows (in thousands):

	Office Leases	Ground Lease
July 1, 2016 through December 31, 2016	$313	$72
2017	635	144
2018	622	144
2019	337	144
2020	—	144
Thereafter	—	5,964
Total	$1,907	$6,612

Tenant and Construction Related
As of June 30, 2016, we had commitments of approximately $6.6 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2016, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of June 30, 2016, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
As of June 30, 2016, our 10 largest tenants represented approximately 13.2% of our annualized base rent, which is based on the monthly contracted base rent from leases in effect as of June 30, 2016, multiplied by 12, excluding billboard and antenna revenue and rent abatements.  During the three and six months ended June 30, 2016, no single tenant accounted for more than 1.9% of our annualized base rent.

11.	Investment in Unconsolidated Real Estate Entities
We currently manage and hold a 15% equity interest in a joint venture (the “JV”) that indirectly owns one property located at 3233 Mission Oaks Boulevard in Camarillo, California. The property is a two-building industrial property containing 457,693 rentable square feet in the Ventura County submarket.  We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if applicable).
The following tables present combined summarized financial information of our unconsolidated joint venture property. Amounts provided are the total amounts attributable to the JV and do not represent our proportionate share, unless otherwise noted (in thousands).

	June 30, 2016	December 31, 2015
Assets	$24,579	$24,280
Liabilities	(626)	(1,250)
Partners’/members’ equity	$23,953	$23,030
Company’s share of equity	$3,593	$3,455
Basis adjustment(1)	610	632
Carrying value of the Company’s investment in unconsolidated real estate	$4,203	$4,087

(1)
This amount represents the difference between our historical cost basis and the basis reflected at the joint venture level, resulting from the contribution of our equity interest as part of the formation transactions that occurred on July 24, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$656	$685	$1,288	$1,348
Expenses	(191)	(574)	(365)	(1,196)
Net income	$465	$111	$923	$152
     Fees and commissions earned from managing the JV are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $18 thousand and $47 thousand for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively, in management, leasing and development services revenue.

12.	Equity
Common Stock
On April 15, 2016, we completed a public follow-on offering of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase 1,350,000 shares of our common stock, at an offering price per share of $17.65. The net proceeds of the follow-on offering were approximately $174.4 million, after deducting the underwriting discount and offering costs totaling $8.3 million. We contributed the net proceeds of the offering to our Operating Partnership in exchange for 10,350,000 common units of partnership interests in the Operating Partnership (“OP Units”).
On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock at a public offering price of $16.00 per share.  The net proceeds of the follow-on offering were $176.3 million, after deducting the underwriting discount and offering costs totaling $7.7 million.  We contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 OP Units.
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) through which we may sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents.  During the six months ended June 30, 2016, we did not utilize the ATM Program, and as of June 30, 2016, we have issued a total of 500 shares of common stock under the ATM Program.  Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 1,999,563 OP Units and represented approximately 2.9% of our Operating Partnership as of June 30, 2016. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2016, 27,079 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.3 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
As described in Note 3, as part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’S 12.5% cumulative non-voting preferred stock. The remaining 125 shares of preferred stock (the “noncontrolling preferred stock”) may be redeemed by us at any time, subject to procedural requirements, at a redemption price equal to $1,000 per share, or an aggregate price of $125,000, plus any dividends thereon that have accrued but have not been repaid at the time of such redemption (the “redemption price”). The noncontrolling preferred stock is entitled to a liquidation preference that is equal to the redemption price noted above. The noncontrolling preferred stock has been classified as noncontrolling interests in our consolidated balance sheets and has a balance equal to its liquidation preference.
2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,244,157 shares of common stock, LTIP Units and Performance Units remain available for issuance as of June 30, 2016).
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

The following table sets forth our share-based award activity for the six months ended June 30, 2016:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2016	333,441	166,669	315,998
Granted	92,216	—	—
Forfeited	(20,566)	—	—
Vested(1)	(48,842)	—	—
Balance at June 30, 2016	356,249	166,669	315,998

(1)
During the six months ended June 30, 2016, 11,681 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company’s common stock on the NYSE to satisfy tax obligations.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2016:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2016 - December 31, 2016	76,508	41,668	—
2017	165,045	41,666	—
2018	58,483	41,668	315,998
2019	37,178	41,667	—
2020	19,035	—	—
Total	356,249	166,669	315,998

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

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expensed share-based compensation(1)	$954	$466	$1,887	$815
Capitalized share-based compensation(2)	41	30	74	49
Total share-based compensation	$995	$496	$1,961	$864

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, and are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of June 30, 2016, there was $7.3 million of total unrecognized compensation expense related to all unvested share-based awards expected to vest, of which we estimate $0.4 million will be capitalized for employees who provide leasing and construction services. As of June 30, 2016, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 28 months.
Changes in Accumulated Other Comprehensive Loss
The following table summarizes the changes in our accumulated other comprehensive loss balance for the six months ended June 30, 2016, which consists solely of adjustments related to our cash flow hedges (in thousands):

Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(3,033)
Other comprehensive loss before reclassifications	(5,501)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,094
Net current period other comprehensive loss	(4,407)
Less other comprehensive loss attributable to noncontrolling interests	112
Other comprehensive loss attributable to common stockholders	(4,295)
Balance at June 30, 2016	$(7,328)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$12,792	$196	$14,269	$277
Less: Net income attributable to noncontrolling interests	(418)	(8)	(470)	(12)
Less: Net income attributable to participating securities	(75)	(49)	(153)	(99)
Net income attributable to common stockholders	$12,299	$139	$13,646	$166
Denominator:
Weighted average shares of common stock outstanding – basic	64,063,337	54,963,093	59,666,468	52,835,132
Effect of dilutive securities - performance units	241,376	—	194,363	—
Weighted average shares of common stock outstanding – diluted	64,304,713	54,963,093	59,860,831	52,835,132

Earnings per share — Basic
Net income attributable to common stockholders	$0.19	$—	$0.23	$—
Earnings per share — Diluted
Net income attributable to common stockholders	$0.19	$—	$0.23	$—

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
Performance units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR, are only included in the calculation of diluted EPS when any of the specific levels of TSR have been achieved as of the end of the applicable reporting period and their effect would have been dilutive. As of June 30, 2016, the Company’s TSR performance relative to a peer group was above the 75th percentile, or maximum level, and the Company’s absolute TSR was approximately 36%, which is between the threshold and target levels. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above.
In addition, as the effect of the conversion of OP Units into shares of our common stock is neither dilutive nor anti-dilutive, it has been excluded from our calculation of weighted average shares of common stock outstanding - diluted.

14.	Subsequent Events
On July 1, 2016, we closed on a loan with an unrelated third party (the “Borrower”), in which we loaned $6.0 million that bears interest at 10.0% per annum. The note is collateralized by a 64,965 rentable square foot industrial property located in Rancho Cucamonga, California and matures on June 30, 2017, with one additional six-month extension option available. The Borrower has the option to voluntarily prepay any amounts outstanding under the loan at any time, in whole or in part, subject to certain notice requirements, provided that the minimum interest payment due to the Company shall be six months of interest, notwithstanding the date of such prepayment.
As described in Note 11, as of June 30, 2016, we hold a 15% equity interest in the JV that indirectly owns the property located at 3233 Mission Oaks Boulevard in Ventura County.  On July 6, 2016, we acquired the remaining 85% interest in the property from the JV for a gross purchase price of $21.8 million.  The acquisition was partially funded through a 1031 Exchange using the $18.0 million of net cash proceeds from the sale of our properties located at 1840 Dana Street and 12910 East Mulberry Drive and available cash on hand.

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

Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of June 30, 2016, our consolidated portfolio consisted of 130 properties with approximately 13.6 million rentable square feet.  We also own a 15% interest in a joint venture (the “JV”) that indirectly owns one property located in Ventura County with approximately 0.5 million rentable square feet, which we also manage.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties where we can enhance returns through value-add renovations and redevelopment. Scarcity of available space and high barriers limiting new construction all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated platform and extensive value-add investment and management capabilities, we believe we are in a position to take advantage of the opportunities in our markets to achieve our objectives.
2016 Year to Date Highlights
Acquisitions

•	In March 2016, we acquired two properties with a combined 193,686 rentable square feet, for a total gross purchase price of $24.5 million.

•
In April 2016, we acquired a private REIT comprising a portfolio of nine industrial properties totaling approximately 1.53 million rentable square feet for a gross purchase price of $191.0 million. The properties, which are 100% occupied by twelve tenants, are located in four of our core infill Southern California markets.

•	During the second quarter of 2016, we also acquired two additional properties located in Los Angeles with a combined 142,453 rentable square feet, for a total gross purchase price of $15.2 million.
Dispositions

•
During the second quarter of 2016, we completed the sale of three of our properties with a combined 183,111 rentable square feet, for a total gross sales price of $21.7 million. The net cash proceeds, which totaled $20.4 million, were reinvested as part of two separate 1031 Exchange transactions.

Equity

•
In April 2016, we completed a public follow-on offering of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase 1,350,000 shares of our common stock, at an offering price of $17.65 per share, for net proceeds of approximately $174.4 million after deducting the underwriting discount and offering costs.

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

•
In April 2016, we exercised the accordion that was available to us under the $125 million unsecured term loan facility and established a new incremental term loan in an aggregate principal amount of $100.0 million.

•	In May 2016, we executed a forward interest swap that will effectively fix the incremental $100 million term loan at 1.406% plus an applicable margin from August 14, 2018, to January 14, 2022.

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
In Los Angeles County, positive market trends continued into the second quarter of 2016 as market occupancy reached historic highs and asking rents increased quarter-over-quarter. We continue to see positive net absorption as construction deliveries continue to lag behind absorption, which we expect will cause further tightness in the market and drive upward pressure on leasing rates and occupancy.
In Orange County, vacancy continued to decline and rents continued their upward trend in the second quarter of 2016.  We expect that the low availability of industrial product in this region will also cause leasing rates to continue to improve through the remainder of 2016.
In San Diego, the market fundamentals continued to be strong during the second quarter of 2016 as asking rates increased quarter over quarter. Overall vacancy in the market increased slightly, however this was due to the continued delivery of new construction which continues to be well absorbed as the market recorded another quarter of positive net absorption.
In Ventura County, there were significant improvements during the second quarter as vacancy decreased and asking rates increased quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we significantly operate, vacancy decreased during the second quarter and asking lease rates increased quarter-over-quarter. We generally do not focus on properties located within the Inland Empire East sub-market.
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

As of June 30, 2016, seven of our properties were in various stages of redevelopment and repositioning and three of our properties were in the lease-up stage.  The table below sets forth a summary of these 10 properties:

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Start	Completion	Occupancy at 6/30/16
Current Repositioning:
1601 Alton Pkwy. (OC Airport)	OC	124,000	74,667	4Q-2014	3Q-2016	39.8%
24105 Frampton Ave. (South Bay)	LA	49,841	49,841	2Q-2015	3Q-2016	—%
9615 Norwalk Blvd. (Mid-Counties)	LA	38,362	38,362	3Q-2015	2Q-2018	—%
12247 Lakeland Rd. (Mid-Counties)	LA	24,875	24,875	1Q-2016	3Q-2016	—%
679-691 S. Anderson St. (Central LA)	LA	47,490	47,490	1Q-2016	3Q-2016	—%
2535 Midway Drive (Central SD)	SD	373,744	373,744	4Q-2015	1Q-2018	—%
228th Street (South Bay)(2)	LA	88,580	23,093	1Q-2016	3Q-2016	66.9%
Total		746,892	632,072

Completed Repositioning/Lease-up Stage:
2610 & 2701 S. Birch St. (OC Airport)	OC	98,230	83,703	2Q-2015	4Q-2015	14.8%
9401 De Soto Ave. (SF Valley)	LA	150,263	150,263	2Q-2015	1Q-2016	—%
15140 & 15148 Bledsoe St. (SF Valley)	LA	133,356	39,670	1Q-2015	2Q-2016	70.3%
Total		381,849	273,636

Total Current Repositioning and Lease-up Stage:		1,128,741	905,708

(1)
The estimated construction completion period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)	The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,093 rentable square feet were under repositioning as of June 30, 2016.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest and tax capitalization in future periods.  We capitalized $0.7 million and $1.3 million of interest, insurance and real estate tax expense during the three and six months ended June 30, 2016, respectively.
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
Occupancy Rates
As of June 30, 2016, our consolidated portfolio was approximately 90.1% occupied. We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth. A considerable opportunity to drive this growth will be the results of our repositioning activity. As noted above, our operating results and statistics are affected by our repositioning efforts, which will vary from quarter to quarter.

As summarized in the table above, as of June 30, 2016, 10 of our properties with a combined 0.9 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Repositioning space and lease-up space at these 10 properties are concentrated in our Los Angeles, Orange County and San Diego markets, and represent 6.6% of our total consolidated portfolio square footage as of June 30, 2016. Including repositioning space and lease-up space at these 10 properties, our weighted average occupancy rate as of June 30, 2016, in Los Angeles, Orange County and San Diego was 90.6%, 91.8% and 79.9%, respectively. Excluding repositioning space and lease-up space at these 10 properties, our weighted average occupancy rate as of June 30, 2016, in these markets was 96.1%, 98.9% and 97.3%, respectively, and our overall consolidated portfolio occupancy excluding this space was 96.5%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning as well as from the identification of new opportunities for redevelopment and repositioning, subject to market conditions.
Leasing Activity and Rental Rates
The following tables sets forth our leasing activity for new and renewal leases on a quarterly basis for the six months ended June 30, 2016:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2016	46	248,520	4.6	$10.77	28.8%	15.0%
Q2-2016	65	476,858	4.1	9.52	29.1%	14.8%
Total/Weighted Average	111	725,378	4.3	$9.95	29.0%	14.9%

	Renewals						Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2016	80	712,771	3.0	$9.01	11.7%	4.4%	130	1,071,075	66.5%
Q2-2016	78	598,301	4.7	9.99	20.7%	9.0%	129	936,655	63.9%
Total/Weighted Average	158	1,311,072	3.8	$9.46	15.8%	6.5%	259	2,007,730	65.3%

(1)	Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year.

(2)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(3)	Calculated as the change between cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(4)
The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2016 exclude 43 leases aggregating 369,870 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space under repositioning, (ii) space that has been vacant for over one year, (iii) space with different lease structures (for example a change from a gross lease to a modified gross lease or a change in the leased square footage) or (iv) lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2016 exclude 25 leases aggregating 182,840 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) lease terms shorter than six months.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the six months ended June 30, 2016, we completed repositioning at two of our properties located at 9401 De Soto Avenue and 15140 & 15148 Bledsoe Street, and at the end of 2015, we completed repositioning at our property located at 2610 & 2701 S. Birch Street. As of June 30, 2016, these properties are in the lease-up stage. We also have five repositioning properties located at 24105 Frampton Avenue, 679-691 S. Anderson Street, 1601 Alton Parkway, 12247 Lakeland Road and 228th Street, with construction completion periods estimated for the third quarter of 2016, and an additional two repositioning properties with construction completion periods estimated for early 2018. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2016, plus available space, for each of the 10 full and partial calendar years beginning with 2016 and thereafter:

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	—	1,320,630	9.7%	—	—%	—
MTM Tenants(5)	98	155,044	1.1%	$2,578	2.4%	$16.63
Remainder of 2016	227	1,434,417	10.5%	$12,064	11.1%	$8.41
2017	382	2,330,082	17.1%	$20,591	18.9%	$8.84
2018	285	1,582,504	11.6%	$15,012	13.8%	$9.49
2019	150	1,619,727	11.9%	$13,831	12.7%	$8.54
2020	59	1,481,864	10.9%	$12,425	11.4%	$8.38
2021	63	1,908,303	14.0%	$16,290	15.0%	$8.54
2022	10	377,542	2.8%	$2,440	2.2%	$6.46
2023	9	251,599	1.8%	$2,952	2.7%	$11.73
2024	6	491,018	3.6%	$3,827	3.5%	$7.79
2025	4	260,467	1.9%	$2,477	2.3%	$9.51
Thereafter	6	427,623	3.1%	$4,413	4.0%	$10.32
Total Consolidated Portfolio	1,299	13,640,820	100.0%	$108,900	100.0%	$8.84

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of June 30, 2016, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2016.

(4)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases as of June 30, 2016.

(5)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 61 MTM leases at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of June 30, 2016, in addition to 1.3 million rentable square feet of currently available space in our properties, leases representing 10.5% and 17.1% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2016 and 2017, respectively. During the six months ended June 30, 2016, we renewed 158 leases, which represented 65.3% of the aggregate rentable square footage under all expiring leases. Our retention rate during the period was impacted by our strategy to roll certain tenants at recessionary rents and to replace them with higher quality tenants paying higher rents. During the six months ended June 30, 2016, new and renewal leases had a weighted average term of 4.3 and 3.8 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2016 and 2017 represent approximately 11.1% and 18.9% respectively, of the total annualized base rent for our portfolio as of June 30, 2016. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2016 and 2017 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. Over the last few years, rental rates for comparable product in our submarkets have generally been rising. This positive trend offers a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2016 to be favorable with positive renewal rates and leasing spreads. We also expect 2017 lease expirations will show positive growth; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of June 30, 2016, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three and six months ended June 30, 2016 and 2015.

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
For the three and six months ended June 30, 2016 and 2015, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2015, and still owned by us as of June 30, 2016, which consisted of 96 properties aggregating approximately 9.6 million rentable square feet. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the period from January 1, 2015, through June 30, 2016, interest income from our note receivable, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 34 properties aggregating approximately 4.0 million rentable square feet that were purchased between January 1, 2015, and June 30, 2016, and the three properties aggregating 183,111 rentable square feet that were sold between January 1, 2015, and June 30, 2016. As of June 30, 2016, our Total Portfolio consisted of 130 properties aggregating approximately 13.6 million rentable square feet.
As of June 30, 2016 and 2015, our Same Properties Portfolio occupancy was approximately 92.5% and 89.0%, respectively. For the three months ended June 30, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 92.1% and 89.8%, respectively.  For the six months ended June 30, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 92.4% and 90.1%, respectively.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)%		Three Months Ended June 30,		Increase/(Decrease)%
	2016	2015		Change	2016	2015		Change
RENTAL REVENUES
Rental income	$19,230	$17,891	$1,339	7.5%	$26,119	$19,275	$6,844	35.5%
Tenant reimbursements	2,558	2,818	(260)	(9.2)%	4,119	2,844	1,275	44.8%
Other income	178	143	35	24.5%	259	162	97	59.9%
TOTAL RENTAL REVENUES	21,966	20,852	1,114	5.3%	30,497	22,281	8,216	36.9%
Management, leasing and development services	—	—	—	—%	111	161	(50)	(31.1)%
Interest income	—	—	—	—%	—	280	(280)	(100.0)%
TOTAL REVENUES	21,966	20,852	1,114	5.3%	30,608	22,722	7,886	34.7%
EXPENSES
Property expenses	5,695	5,638	57	1.0%	7,959	5,874	2,085	35.5%
General and administrative	—	—	—	—%	4,521	3,740	781	20.9%
Depreciation and amortization	8,609	9,624	(1,015)	(10.5)%	12,610	10,490	2,120	20.2%
TOTAL OPERATING EXPENSES	14,304	15,262	(958)	(6.3)%	25,090	20,104	4,986	24.8%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	635	847	(212)	(25.0)%
Interest expense	—	—	—	—%	3,716	1,658	2,058	124.1%
TOTAL OTHER EXPENSES	—	—	—	—%	4,351	2,505	1,846	73.7%
TOTAL EXPENSES	14,304	15,262	(958)	(6.3)%	29,441	22,609	6,832	30.2%
Equity in income from unconsolidated real estate entities	—	—	—		62	12	50
Gain on extinguishment of debt	—	—	—		—	71	(71)
Gains on sale of real estate	—	—	—		11,563	—	11,563
NET INCOME	$7,662	$5,590	$2,072		$12,792	$196	$12,596

Rental Income
Our Same Properties Portfolio and Total Portfolio rental revenue increased $1.3 million, or 7.5%, and $6.8 million, or 35.5%, respectively, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 34 properties we acquired between January 1, 2015, and June 30, 2016.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue decreased $0.3 million, or 9.2%, and increased $1.3 million, or 44.8%, respectively, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The decrease in our Same Properties Portfolio tenant reimbursements is primarily due to lower income from prior period reconciliations and a decrease in real estate taxes resulting from supplemental assessments of certain of our properties, partially offset by an increase in tenant reimbursements due to the increase in occupancy for comparable periods.

Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 34 properties we acquired between January 1, 2015 and June 30, 2016.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased $35 thousand, or 24.5%, and increased $0.1 million, or 59.9%, respectively, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 31.1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to decreased management fee and leasing commission revenue from the 19 properties we manage.
Interest Income
Our Total Portfolio interest income decreased by $0.3 million, or 100.0%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  On August 21, 2015, the borrower of the mortgage note receivable secured by an industrial property located at 32401-32803 Calle Perfecto, repaid, ahead of schedule the outstanding principal balance in full.  The decrease in interest income is a result of this early repayment.
Property Expenses
Our Same Properties Portfolio property expenses increased by $0.1 million, or 1.0%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in recoverable real estate tax expense, partially offset by a decrease in overhead costs and repairs and maintenance.  Our Total Portfolio property expenses increased $2.1 million, or 35.5%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily as a result of incremental expenses from the 34 properties we acquired between January 1, 2015, and June 30, 2016.
General and Administrative
Our Total Portfolio general and administrative expenses increased $0.8 million, or 20.9%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase is primarily due to the following: (i) a $0.5 million increase in non-cash equity compensation expense related to equity grants made in December 2015, (ii) a $0.2 million increase in employment related costs primarily due to an increase in headcount and (iii) a $0.1 million increase in professional service fees.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased $1.0 million, or 10.5%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated during the three months ended June 30, 2016, and the year ended December 31, 2015. Our Total Portfolio depreciation and amortization expense increased $2.1 million, or 20.2%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to incremental expenses from the 34 properties we acquired between January 1, 2015, and June 30, 2016, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased $0.2 million, or 25.0%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lower brokerage fees related to acquisitions completed during the current period.

Interest Expense
Our Total Portfolio interest expense increased by $2.1 million, or 124.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  This was primarily due to the increase in our average outstanding debt balance for comparable periods and the increase in our weighted average interest rate due to the issuance of $100.0 million of 4.29% fixed rate senior notes in August 2015, and the three interest rate swaps, with an aggregate notional value of $130 million, that became effective subsequent to June 30, 2015.  The increase was partially offset by an increase in capitalized interest related to our repositioning properties for comparable periods.
Equity in Income from Unconsolidated Real Estate Entities
Equity in income from unconsolidated real estate entities includes our equity interests in the operating results of the property held by our JV and basis adjustments related to this property.  Our Total Portfolio equity in income from unconsolidated real estate entities increased by $0.1 million, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the decrease in property expenses and depreciation and amortization expense of the JV property.
Gain on Extinguishment of Debt
We recognized a gain on extinguishment of debt of $0.1 million for the three months ended June 30, 2015, as a result of the early repayment of the mortgage loan secured by our property located at 2980-2990 San Fernando Road. The loan was repaid on April 1, 2015 with no prepayment fees incurred.
Gain on Sale of Real Estate
We recognized gains on sale of real estate of $11.6 million for the three months ended June 30, 2016, as a result of the sale of three of our properties located at 6010 North Paramount Boulevard, 1840 Dana Street and 12910 East Mulberry Drive. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/ (Decrease)%		Six Months Ended June 30,		Increase/(Decrease)%
	2016	2015		Change	2016	2015		Change
RENTAL REVENUES
Rental income	$38,253	$35,782	$2,471	6.9%	$49,618	$37,832	$11,786	31.2%
Tenant reimbursements	5,195	5,008	187	3.7%	7,677	5,028	2,649	52.7%
Other income	352	320	32	10.0%	572	352	220	62.5%
TOTAL RENTAL REVENUES	43,800	41,110	2,690	6.5%	57,867	43,212	14,655	33.9%
Management, leasing and development services	—	—	—	—%	245	293	(48)	(16.4)%
Interest income	—	—	—	—%	—	557	(557)	(100.0)%
TOTAL REVENUES	43,800	41,110	2,690	6.5%	58,112	44,062	14,050	31.9%
EXPENSES
Property expenses	11,778	11,261	517	4.6%	15,502	11,645	3,857	33.1%
General and administrative	—	—	—	—%	8,123	7,286	837	11.5%
Depreciation and amortization	17,402	19,041	(1,639)	(8.6)%	23,824	20,374	3,450	16.9%
TOTAL OPERATING EXPENSES	29,180	30,302	(1,122)	(3.7)%	47,449	39,305	8,144	20.7%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	1,110	1,080	30	2.8%
Interest expense	—	—	—	—%	6,970	3,484	3,486	100.1%
TOTAL OTHER EXPENSES	—	—	—	—%	8,080	4,564	3,516	77.0%
TOTAL EXPENSES	29,180	30,302	(1,122)	(3.7)%	55,529	43,869	11,660	26.6%
Equity in income from unconsolidated real estate entities	—	—	—		123	13	110
Gain on extinguishment of debt	—	—	—		—	71	(71)
Gain on sale of real estate	—	—	—		11,563	—	11,563
NET INCOME	$14,620	$10,808	$3,812		$14,269	$277	$13,992

Rental Income
Our Same Properties Portfolio and Total Portfolio rental revenue increased $2.5 million, or 6.9%, and $11.8 million, or 31.2%, respectively, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 34 properties we acquired between January 1, 2015 and June 30, 2016.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.2 million, or 3.7%, and increased $2.6 million, or 52.7%, respectively, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increases in occupancy for comparable periods and an increase in real estate taxes resulting from supplemental assessments of certain of our properties, partially offset by lower income from prior period reconciliations. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 34 properties we acquired between January 1, 2015 and June 30, 2016.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased $32 thousand, or 10.0%, and increased $0.2 million, or 62.5%, respectively, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to an increase in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $48 thousand, or 16.4%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to decreased management fee and leasing commission revenue from the 19 properties we manage.
Interest Income
Our Total Portfolio interest income decreased by $0.6 million, or 100.0%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  On August 21, 2015, the borrower of the mortgage note receivable secured by an industrial property located at 32401-32803 Calle Perfecto, repaid, ahead of schedule the outstanding principal balance in full.  The decrease in interest income is a result of this early repayment.
Property Expenses
Our Same Properties Portfolio property expenses increased by $0.5 million, or 4.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to an increase recoverable real estate tax expense and repairs and maintenance.  Our Total Portfolio property expenses increased $3.9 million, or 33.1%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily as a result of incremental expenses from the 34 properties we acquired between January 1, 2015, and June 30, 2016.
General and Administrative
Our Total Portfolio general and administrative expenses increased $0.8 million, or 11.5%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase is primarily due to the following: (i) a $1.1 million increase in non-cash equity compensation expense primarily due to equity grants made in December 2015, (ii) a $0.4 million increase in employment related costs primarily due to an increase in headcount and (iii) a $0.3 million increase in professional service fees. These increases were partially offset by a $1.1 million decrease in legal fees, which includes a $0.6 million insurance reimbursement of legal fees related to prior litigation received during the six months ended June 30, 2016.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased $1.6 million, or 8.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated during the six months ended June 30, 2016 and the year ended December 31, 2015. Our Total Portfolio depreciation and amortization expense increased $3.5 million, or 16.9%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to incremental expenses from the 34 properties we acquired between January 1, 2015, and June 30, 2016.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased $30 thousand, or 2.8%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Interest Expense
Our Total Portfolio interest expense increased by $3.5 million, or 100.1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  This was primarily due to the increase in our average outstanding debt balance for comparable periods and the increase in our weighted average interest rate due to the issuance of $100.0 million of 4.29% fixed rate senior notes in August 2015, and the four interest rate swaps, with an aggregate notional value of $160 million, that were in effect during the six months ended June 30, 2016.  The increase was partially offset by an increase in capitalized interest related to our repositioning properties for comparable periods.
Equity in Income from Unconsolidated Real Estate Entities
Equity in income from unconsolidated real estate entities includes our equity interests in the operating results of the property held by our JV and basis adjustments related to this property.  Our Total Portfolio equity in income from unconsolidated real estate entities increased by $0.1 million, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the decrease in property expenses and depreciation and amortization expense of the JV property.
Gain on Extinguishment of Debt
We recognized a gain on extinguishment of debt of $0.1 million for the six months ended June 30, 2015 as a result of the early repayment of the mortgage loan secured by our property located at 2980-2990 San Fernando Road. The loan was repaid on April 1, 2015 with no prepayment fees incurred.
Gain on Sale of Real Estate
We recognized gains on sale of real estate of $11.6 million for the six months ended June 30, 2016 as a result of the sale of three of our properties located at 6010 North Paramount Boulevard, 1840 Dana Street and 12910 East Mulberry Drive. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) before non-controlling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated joint ventures.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,792	$196	$14,269	$277
Add:
Depreciation and amortization	12,610	10,490	23,824	20,374
Depreciation and amortization from unconsolidated joint venture(1)	5	20	10	48
Deduct:
Gains on sale of real estate	11,563	—	11,563	—
Funds from operations	$13,844	$10,706	$26,540	$20,699

(1)	Amount represents our 15% ownership of the Mission Oaks unconsolidated joint venture.

Non-GAAP Supplemental Measure: NOI and Cash NOI
Net operating income (“NOI”) includes the revenue and expense directly attributable to our real estate properties calculated in accordance with GAAP.  NOI is calculated as total revenue from real estate operations including i) rental revenues ii) tenant reimbursements, and iii) other income less property-level operating expenses.  We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on sale of real estate and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.  We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs.  However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited.  Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI.  Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance.  NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs.  NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
NOI on a cash-basis (“Cash NOI”) is a non-GAAP measure, which we calculate by adding or subtracting from NOI i) fair value lease revenue and ii) straight-line rent adjustments.  We use Cash NOI, together with NOI, as a supplemental performance measure.  Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs.  Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental income	$26,119	$19,275	$49,618	$37,832
Tenant reimbursements	4,119	2,844	7,677	5,028
Other income	259	162	572	352
Total operating revenues	30,497	22,281	57,867	43,212
Property expenses	7,959	5,874	15,502	11,645
Net Operating Income	$22,538	$16,407	$42,365	$31,567
Fair value lease revenue	60	46	56	85
Straight line rent adjustment	(922)	(612)	(2,017)	(977)
Cash Net Operating Income	$21,676	$15,841	$40,404	$30,675

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,792	$196	$14,269	$277
Add:
General and administrative	4,521	3,740	8,123	7,286
Depreciation and amortization	12,610	10,490	23,824	20,374
Acquisitions expense	635	847	1,110	1,080
Interest expense	3,716	1,658	6,970	3,484
Deduct:
Management, leasing and development services	111	161	245	293
Interest income	—	280	—	557
Equity in income from unconsolidated real estate entities	62	12	123	13
Gain on extinguishment of debt	—	71	—	71
Gains on sale of real estate	11,563	—	11,563	—
Net Operating Income	$22,538	$16,407	$42,365	$31,567
Fair value lease revenue	60	46	56	85
Straight line rent adjustment	(922)	(612)	(2,017)	(977)
Cash Net Operating Income	$21,676	$15,841	$40,404	$30,675

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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,792	$196	$14,269	$277
Interest expense	3,716	1,658	6,970	3,484
Depreciation and amortization	12,610	10,490	23,824	20,374
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	5	20	10	48
EBITDA	$29,123	$12,364	$45,073	$24,183

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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through net cash flow from operations, proceeds from long-term secured and unsecured financings, borrowings available under our unsecured revolving credit facility, the issuance of equity securities, including preferred stock, and proceeds from selective real estate dispositions as we identify capital recycling opportunities.
As of June 30, 2016, our cash and cash equivalents were $29.2 million, excluding restricted cash, and we did not have any amounts outstanding under our unsecured revolving credit facility, leaving $200.0 million available for future borrowings.
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
ATM Program
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125 million in amounts and at times to be determined by us from time to time.  As of June 30, 2016, we have issued 500 shares of common stock pursuant to the ATM Program, and future sales, if any, will depend on a variety of factors to be determined by us, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.  We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
Equity Offering

On April 15, 2016, we completed a public follow-on offering (the “Equity Offering”) of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase an additional 1,350,000 shares of our common stock, at an offering price per share of $17.65. The net proceeds were approximately $174.4 million, after deducting the underwriting discount and offering costs totaling $8.3 million. A portion of the net proceeds from the Equity Offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $62.5 million on April 15, 2016, the date of repayment, and to partially fund the REIT Portfolio Acquisition as discussed below under —Uses of Liquidity— REIT Portfolio Acquisition.
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
Capital Recycling

We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives. In evaluating these opportunities, we consider a variety of criteria including, but not limited to, local market conditions and lease rates, asset type and location, as well as potential uses of proceeds and tax considerations. Tax considerations include entering into tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”), when possible, to defer some or all of the taxable gains, if any, on dispositions.
During the three months ended June 30, 2016, we completed the sale of three of our properties for an aggregate gross sales price of $21.7 million. The net cash proceeds from these dispositions, which totaled $20.4 million, were used to acquire the property located at 10750-10826 Lower Azusa Road and 3233 Mission Oaks Road in two separate 1031 Exchange transactions.
We anticipate continuing to selectively dispose of properties, however, the timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
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
Interest on the Credit Facility accrues, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the Term Loan Facility, depending on our Leverage Ratio (as defined in the credit agreement governing the Credit Facility). Additionally, a quarterly facility fee is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
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

$225 Million Term Loan Facility
On January 14, 2016, we entered into a credit agreement for a senior unsecured term loan facility (the “$225 Million Term Loan Facility”) that initially permits aggregate borrowings of up to $125 million, the total of which we borrowed the same day at closing. Under the terms of the $225 Million Term Loan Facility, we are permitted to add one or more incremental term loans in an aggregate amount not to exceed $100 million (the “Accordion”), subject to the satisfaction of specified conditions. On April 15, 2016, we exercised the Accordion in full, thereby increasing the aggregate amount outstanding under the $225 Million Term Loan Facility to $225 million. The maturity date of the $225 Million Term Loan Facility is January 14, 2023.
Interest on the $225 Million Term Loan Facility accrues based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings, and elect to use the alternative rates based on our debt rating, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on our Leverage Ratio (as defined in the credit agreement).
We have the option to voluntarily prepay any amounts borrowed under the $225 Million Term Loan Facility in whole or in part at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to January 14, 2018, we will pay a prepayment premium equal to (i) if such prepayment occurs prior to January 14, 2017, 2.00% of the principal amount so prepaid and (ii) if such prepayment occurs on or after January 14, 2017, but prior to January 14, 2018, 1.00% of the principal amount so prepaid. Amounts borrowed under the $225 Million Term Loan Facility and repaid or prepaid may not be reborrowed.

Investment Grade Rating
During 2015, we obtained investment grade ratings of BBB- from Fitch Ratings on our Revolver, $100 Million Term Loan Facility and $100 million guaranteed senior notes, which were recently affirmed in April 2016, with a stable outlook. In April 2016, we also obtained the same rating on our $225 Million Term Loan Facility.  Our credit rating is based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and there can be no assurance that we will be able to maintain our current credit rating. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. As part of our growth strategy, we are actively monitoring a number of properties in our markets that we believe represent attractive potential investment opportunities. As of the date of this report we have approximately $83 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
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
On April 15, 2016, pursuant to the Stock Purchase Agreement, we consummated the transaction. We funded the purchase price and related transaction costs with available cash and the proceeds from the Accordion and the Equity Offering.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  Under “Acquisitions and Development of Properties,” we identified 10 of our properties that were in various stages of repositioning and lease-up as of June 30, 2016.  We currently estimate that approximately $46.0 million of capital will be required over the next eight quarters (3Q-2016 through 2Q-2018) to complete the repositioning of these properties.  This estimate, however, is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund the capital improvements to complete these repositioning efforts through a combination of cash flow from operations, recycling capital through property dispositions and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our consolidated portfolio as follows (dollars in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Cost	Square Feet(1)	Per Square Foot(2)	Cost	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$5,430	5,594,405	$0.97	$9,668	5,975,269	$1.62
Recurring Capital Expenditures(4)	848	13,441,153	$0.06	1,434	12,706,826	$0.11
Total Capital Expenditures	$6,278			$11,102

(1)
For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capital expenditures reflects the weighted average square footage of our consolidated portfolio during the period.

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of June 30, 2016, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments and debt maturities	$503,009	$207	$430	$5,380	$169,533	$166	$327,293
Interest payments - fixed-rate debt	43,749	2,598	5,179	4,959	4,491	4,412	22,110
Interest payments - variable-rate debt(1)	40,339	4,027	7,880	7,880	6,303	4,646	9,603
Interest rate swap payments(2)	13,444	1,178	2,303	3,606	2,157	2,046	2,154
Office lease payments	1,907	313	635	622	337	—	—
Ground lease payments	6,612	72	144	144	144	144	5,964
Contractual obligations(3)	6,628	6,628	—	—	—	—	—
Total	$615,688	$15,023	$16,571	$22,591	$182,965	$11,414	$367,124

(1)	Based on the 1-month LIBOR rate of 0.46505%, as of June 30, 2016.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.46505% from the effective date through the maturity date of each respective interest rate swap.

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

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of June 30, 2016:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
Term Loan(3)	8/1/2019(3)	LIBOR + 1.90%	3.818%	(4)	$60,000	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,977	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,242	—
1065 Walnut Street	2/1/2019	4.550%	4.550%		9,790	—
Unsecured Debt:
$100M Term Loan Facility	6/11/2019	LIBOR +1.35%(5)	3.248%	(6)	100,000	12/14/2018
Revolver(7)	6/11/2018(3)	LIBOR +1.40%(5)	1.865%		—	—
$225M Term Loan Facility	1/14/2023	LIBOR +1.60%(5)	2.065%	(8)	225,000	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Consolidated:			3.059%		$503,009

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2016.  Assumes a 1-month LIBOR rate of 0.46505% as of June 30, 2016, as applicable. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $2.4 million as of June 30, 2016.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of June 30, 2016, this $60 million term loan has been effectively fixed at 3.818% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $30 million at 3.91% with an effective date of July 15, 2015.

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

(6)
As of June 30, 2016, this $100 Million Term Loan Facility has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)	The Revolver is subject to an unused commitment fee, which is calculated as 0.30% or 0.20% of the daily-unused commitment if the balance is under $100 million or over $100 million, respectively.

(8)
As of June 30, 2016, we have executed two interest rate swaps that will effectively fix the interest on the Credit Agreement as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2016:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.3	3.86%	3.86%	$278,009	55%
Variable	6.5	LIBOR + 1.60%	2.07%	$225,000	45%
Secured vs. Unsecured:
Secured	3.4		4.10%	$78,009	16%
Unsecured	6.3		2.87%	$425,000	84%

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2016.  Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.  Assumes a 1-month LIBOR rate of 0.46505% as of June 30, 2016, as applicable.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $2.4 million as of June 30, 2016.

At June 30, 2016, we had total consolidated indebtedness of $503.0 million, excluding unamortized deferred loan fees and net debt premiums, with a weighted average interest rate of 3.059% and an average term-to-maturity of 5.8 years.  As of June 30, 2016, $278.0 million, or 55% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($118.0 million) or an interest rate swap ($160.0 million).  We have two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022 and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018 to January 14, 2022.  If these interest rate swaps were effective as of June 30, 2016, our consolidated debt would be 100% fixed-rate and 0% variable-rate.
At June 30, 2016, we had total indebtedness of $503.0 million, reflecting a net debt to total market capitalization of approximately 24.9%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The $225 Million Term Loan Facility and the Credit Facility both include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

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
Additionally, the $225 Million Term Loan Facility and the Credit Facility contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
The $100 million unsecured guaranteed senior notes (the “Notes”) contain a series of financial and other covenants with which we must comply.  The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the $225 Million Term Loan Facility and the Credit Facility, as detailed above. Subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly debt covenants as of June 30, 2016.

Off Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements other than the one unconsolidated real estate entity which has been disclosed in the notes to our consolidated financial statements.

Cash Flows
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Cash provided by operating activities	$24,355	$17,824	$6,531
Cash used in investing activities	$(241,380)	$(114,194)	$(127,186)
Cash provided by financing activities	$241,001	$97,752	$143,249

Net cash provided by operating activities. Net cash provided by operating activities increased by $6.5 million to $24.4 million for the six months ended June 30, 2016, compared to $17.8 million for the six months ended June 30, 2015.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed after January 1, 2015, the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities increased by $127.2 million to $241.4 million for the six months ended June 30, 2016, compared to $114.2 million for the six months ended June 30, 2015. The increase was primarily attributable to a $123.8 million increase in cash paid for property acquisitions, including related deposits and an increase in cash paid for construction and development projects of $5.7 million for comparable periods, partially offset by proceeds of $20.4 million received from real estate dispositions, of which $18.0 million was placed in a qualified intermediary account in anticipation of a 1031 Exchange transaction.
Net cash provided by financing activities. Net cash provided by financing activities was $241.0 million for the six months ended June 30, 2016, and consists primarily of $174.4 million in net proceeds raised from the sale of 10.35 million shares of common stock and gross proceeds of $225.0 million from borrowings made under the $225 Million Term Loan Facility, partially offset by the repayment of $140.5 million of net borrowings outstanding under the Revolver and the payment of $15.6 million in dividends and distributions. Net cash provided by financing activities was $97.8 million for the six months ended June 30, 2015, and consists primarily of $176.3 million in net proceeds raised from the sale of 11.5 million shares of common stock, partially offset by the repayment of $55.5 million of net borrowings outstanding under the Revolver, the repayment of a term loan with a remaining balance of $10.1 million and the payment of $12.4 million in dividends and distributions.

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
As of June 30, 2016, interest on the $60.0 million variable-rate term loan has been effectively fixed through the use of two interest rate swaps, each with a notional value of $30.0 million.  The first interest rate swap, which is effective for the period from January 15, 2015, to February 15, 2019, currently fixes the annual interest rate payable at 3.726%.  The second interest rate swap, which is effective for the period from July 15, 2015, to February 15, 2019, currently fixes the annual interest rate payable at 3.91%.
As of June 30, 2016, interest on the $100 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 Million Term Loan Facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Credit Facility.
On February 24, 2016, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $125.0 million initially borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional amount of $125.0 million with an effective date of February 14, 2018, and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional amount of $125.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The interest rate swap will effectively fix the annual interest rate payable on this notional amount of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.349% plus an applicable margin under the terms of the $225 Million Term Loan Facility.

On May 12, 2016, we entered into a second interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the incremental $100 million borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional amount of $100.0 million with an effective date of August 14, 2018, and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional amount of $100.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional amount. The interest rate swap will effectively fix the annual interest rate payable on this notional amount of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.406% plus an applicable margin under the terms of the $225 Million Term Loan Facility.
At June 30, 2016, we had total consolidated indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $503.0 million.  Of this total, $278.0 million, or 55%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $225.0 million, or 45%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of June 30, 2016, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.1 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $1.0 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	4,896	$18.24	N/A	N/A
May 1, 2016 to May 31, 2016	—	—	N/A	N/A
June 1, 2016 to June 30, 2016	—	—	N/A	N/A
	4,896	$18.24	N/A	N/A

(1)	In April 2016, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1
Stock Purchase Agreement by and among Atlantic CT Holdings, LLC, Atlantic CT REIT, Inc. and Rexford Industrial Realty, L.P., dated April 11, 2016 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant on April 11, 2016)

10.2	Increase Certificate dated April 15, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the registrant on April 15, 2016)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

August 5, 2016	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

August 5, 2016	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

August 5, 2016	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)