Form 10-Q
period 2016-09-30
Rexford Industrial Realty, Inc.
filed 2016-11-07
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 31, 2016 was 66,040,267.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Land	$659,641	$492,704
Buildings and improvements	778,066	650,075
Tenant improvements	36,687	28,977
Furniture, fixtures, and equipment	175	188
Construction in progress	23,300	16,822
Total real estate held for investment	1,497,869	1,188,766
Accumulated depreciation	(126,601)	(103,623)
Investments in real estate, net	1,371,268	1,085,143
Cash and cash equivalents	55,263	5,201
Note receivable, net	5,817	—
Rents and other receivables, net	2,633	3,040
Deferred rent receivable, net	10,913	7,827
Deferred leasing costs, net	8,064	5,331
Deferred loan costs, net	996	1,445
Acquired lease intangible assets, net	38,093	30,383
Acquired indefinite-lived intangible	5,215	5,271
Other assets	5,522	5,523
Acquisition related deposits	400	—
Investment in unconsolidated real estate entities	—	4,087
Total Assets	$1,504,184	$1,153,251
LIABILITIES & EQUITY
Liabilities
Notes payable	$500,428	$418,154
Interest rate swap liability	5,938	3,144
Accounts payable, accrued expenses and other liabilities	18,433	12,631
Dividends payable	9,214	7,806
Acquired lease intangible liabilities, net	5,722	3,387
Tenant security deposits	14,946	11,539
Prepaid rents	3,945	2,846
Total Liabilities	558,626	459,507
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 5.875% series A cumulative redeemable preferred stock, liquidation preference $25.00 per share, 3,600,000 and zero shares outstanding at September 30, 2016 and December 31, 2015, respectively	86,664	—
Common Stock, $0.01 par value 490,000,000 shares authorized and 66,048,341 and 55,598,684 shares outstanding at September 30, 2016 and December 31, 2015, respectively	658	553
Additional paid in capital	898,354	722,722
Cumulative distributions in excess of earnings	(56,651)	(48,103)
Accumulated other comprehensive loss	(5,764)	(3,033)
Total stockholders’ equity	923,261	672,139
Noncontrolling interests	22,297	21,605
Total Equity	945,558	693,744
Total Liabilities and Equity	$1,504,184	$1,153,251

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RENTAL REVENUES
Rental income	$28,285	$20,617	$77,903	$58,449
Tenant reimbursements	4,467	2,377	12,144	7,405
Other income	192	341	764	693
TOTAL RENTAL REVENUES	32,944	23,335	90,811	66,547
Management, leasing and development services	131	186	376	479
Interest income	228	153	228	710
TOTAL REVENUES	33,303	23,674	91,415	67,736
OPERATING EXPENSES
Property expenses	8,978	6,237	24,480	17,882
General and administrative	5,067	3,778	13,190	11,064
Depreciation and amortization	13,341	10,642	37,165	31,016
TOTAL OPERATING EXPENSES	27,386	20,657	74,835	59,962
OTHER EXPENSES
Acquisition expenses	380	528	1,490	1,608
Interest expense	3,804	2,245	10,774	5,729
TOTAL OTHER EXPENSES	4,184	2,773	12,264	7,337
TOTAL EXPENSES	31,570	23,430	87,099	67,299
Equity in income from unconsolidated real estate entities	1,328	45	1,451	58
Gain from early repayment of note receivable	—	581	—	581
Loss on extinguishment of debt	—	(253)	—	(182)
Gains on sale of real estate	—	—	11,563	—
NET INCOME	3,061	617	17,330	894
Less: net income attributable to noncontrolling interest	(63)	(24)	(533)	(36)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	2,998	593	16,797	858
Less: preferred stock dividends	(661)	—	(661)	—
Less: earnings allocated to participating securities	(70)	(53)	(223)	(152)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,267	$540	$15,913	$706
Net income available to common stockholders per share - basic and diluted	$0.03	$0.01	$0.26	$0.01
Weighted average shares of common stock outstanding - basic	65,707,476	55,145,963	61,694,835	53,613,874
Weighted average shares of common stock outstanding - diluted	67,985,177	55,145,963	61,919,976	53,613,874
Dividends declared per common share	$0.135	$0.135	$0.405	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,061	$617	$17,330	$894
Other comprehensive income (loss): cash flow hedge adjustment	1,613	(1,756)	(2,794)	(3,314)
Comprehensive income (loss)	4,674	(1,139)	14,536	(2,420)
Comprehensive (income) loss attributable to noncontrolling interests	(112)	33	(470)	63
Comprehensive income (loss) attributable to common stockholders	$4,562	$(1,106)	$14,066	$(2,357)

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	—	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Issuance of preferred stock	90,000	—	—	—	—	—	90,000	—	90,000
Issuance of common stock	—	10,350,000	104	182,574	—	—	182,678	—	182,678
Offering costs	(3,336)	—	—	(8,435)	—	—	(11,771)	—	(11,771)
Share-based compensation	—	77,093	1	1,489	—	—	1,490	1,500	2,990
Repurchase of common shares	—	(25,236)	—	(501)	—	—	(501)	—	(501)
Conversion of units to common stock	—	47,800	—	505	—	—	505	(505)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	—	125	125
Dividends	—	—	—	—	(25,345)	—	(25,345)	—	(25,345)
Distributions	—	—	—	—	—	—	—	(898)	(898)
Net income	—	—	—	—	16,797	—	16,797	533	17,330
Other comprehensive loss	—	—	—	—	—	(2,731)	(2,731)	(63)	(2,794)
Balance at September 30, 2016	86,664	66,048,341	$658	$898,354	$(56,651)	$(5,764)	$923,261	$22,297	$945,558

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	—	43,702,442	$434	$542,318	$(21,673)	$(1,331)	$519,748	$26,129	$545,877
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	11,500,500	115	183,892	—	—	184,007	—	184,007
Offering costs	—	—	—	(8,114)	—	—	(8,114)	—	(8,114)
Share-based compensation	—	138,207	—	1,332	—	—	1,332	—	1,332
Repurchase of common shares	—	(9,886)	—	(148)	—	—	(148)	—	(148)
Conversion of units to common stock	—	256,640	3	2,822	—	—	2,825	(2,825)	—
Dividends	—	—	—	—	(20,798)	—	(20,798)	—	(20,798)
Distributions	—	—	—	—	—	—	—	(816)	(816)
Net income	—	—	—	—	858	—	858	36	894
Other comprehensive loss	—	—	—	—	—	(3,215)	(3,215)	(99)	(3,314)
Balance at September 30, 2015	—	55,587,903	$552	$722,102	$(41,613)	$(4,546)	$676,495	$22,425	$698,920

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,330	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	(1,451)	(58)
Provision for doubtful accounts	1,105	1,156
Depreciation and amortization	37,165	31,016
Amortization of above (below) market lease intangibles, net	17	154
Accretion of loan origination fee	(75)	—
Accretion of discount on notes receivable	—	(178)
Deferred interest income on notes receivable	(42)	—
Gain from early repayment of note receivable	—	(581)
Loss on extinguishment of debt	—	182
Gain on sale of real estate	(11,563)	—
Amortization of loan costs	748	618
Accretion of premium on notes payable	(178)	(158)
Equity based compensation expense	2,879	1,258
Straight-line rent	(3,412)	(2,016)
Change in working capital components:
Rents and other receivables	(688)	(1,565)
Deferred leasing costs	(3,787)	(2,635)
Other assets	(10)	(1,141)
Accounts payable, accrued expenses and other liabilities	3,910	3,559
Tenant security deposits	1,830	937
Prepaid rents	232	118
Net cash provided by operating activities	44,010	31,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(308,277)	(162,970)
Capital expenditures	(23,687)	(15,931)
Acquisition related deposits	(400)	860
Distributions from unconsolidated real estate entities	5,530	—
Issuance of notes receivable	(5,700)	—
Principal repayments of note receivable	—	13,896
Proceeds from sale of real estate	20,435	—
Net cash used in investing activities	(312,099)	(164,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock	90,000	—
Issuance of common stock	182,678	184,007
Offering costs	(11,344)	(8,073)
Proceeds from notes payable	263,000	199,000
Repayment of notes payable	(178,923)	(225,572)
Deferred loan costs	(1,924)	(796)
Debt extinguishment costs	—	(2)
Dividends paid to common stockholders	(23,935)	(18,538)
Distributions paid to common unitholders	(900)	(816)
Repurchase of common shares	(501)	(148)
Net cash provided by financing activities	318,151	129,062
Increase in cash and cash equivalents	50,062	(3,523)
Cash and cash equivalents, beginning of period	5,201	8,606
Cash and cash equivalents, end of period	$55,263	$5,083
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,315 and $449 for the nine months ended September 30, 2016 and 2015, respectively)	$11,125	$4,681
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$—	$5,874
Capital expenditure accruals	$2,886	$1,480
Accrual of dividends	$9,214	$7,504
Accrual of offering costs	$427	$41

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of September 30, 2016, our consolidated portfolio consisted of 133 properties with approximately 14.6 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
As of September 30, 2016, and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Notes Receivable
We record notes receivable at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances, as applicable. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
On July 1, 2016, we made a $6.0 million mortgage loan secured by a 64,965 rentable square foot industrial property located in Rancho Cucamonga, California. In connection with this origination, we collected a $0.3 million loan fee from the borrower. The loan bears interest at 10% per annum and matures on June 30, 2017, with one additional six-month extension option available. The borrower has the option to voluntarily prepay any amounts outstanding under the loan at any time, in whole or in part, subject to certain notice requirements, provided that we have received at least six months of interest payments in aggregate, notwithstanding the date of such prepayment. In addition, the borrower has the option to defer up to $14 thousand of interest, otherwise payable per month, to be added to the principal to be paid in full on the maturity date.
As of September 30, 2016, the note had a carrying value of $5.8 million, which represented the original principal amount of $6.0 million, plus $42 thousand of accrued interest added to the principal, less the unamortized origination fee balance of $0.2 million.
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
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for acquisitions completed during the nine months ended September 30, 2016, we used discount rates ranging from 6.75% to 8.50% and capitalization rates ranging from 5.50% to 7.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value for acquisitions completed during the nine months ended September 30, 2016, we used an estimated average lease-up period ranging from six to twelve months. Acquisition costs associated with business combinations are expensed in the period they are incurred.
The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis.  We capitalized total acquisition costs of $0.1 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively.  See Note 3.
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
We capitalized interest costs of $0.4 million and $0.3 million during the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $0.4 million during the nine months ended September 30, 2016 and 2015, respectively. We capitalized real estate taxes and insurance costs aggregating $0.2 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively. We capitalized compensation costs for employees who provide construction services of $0.3 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively.
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

Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.1 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.4 million during the nine months ended September 30, 2016 and 2015, respectively.
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
Investment in Unconsolidated Real Estate Entities
Investment in unconsolidated real estate entities in which we have the ability to exercise significant influence (but not control) are accounted for under the equity method of investment.  Under the equity method, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the consolidated balance sheets, and our share of net income or loss from the joint venture is included within the consolidated statements of operations.  See Note 11.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2016, and December 31, 2015, we have not established a liability for uncertain tax positions.
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

Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively, as a reduction to rental revenues in our consolidated statements of operations. We had a $3.0 million and $2.0 million reserve for allowance for doubtful accounts as of September 30, 2016 and December 31, 2015, respectively.
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
Equity Offering Costs
Underwriting commissions and offering costs related to our common stock issuances have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuance have been reflected as a direct reduction of the preferred stock balance.
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
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under ASU 2016-02. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). For public entities, ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the full retrospective transition method or a modified retrospective transition method. We expect to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective transition method, and are currently evaluating the effect that the guidance will have on our consolidated financial statements and notes to our consolidated financial statements.
Adoption of New Accounting Pronouncements
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses certain classification issues related to the statement of cash flows, including: (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination and (iii) distributions received from equity method investees. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We have elected to early adopt ASU 2016-15, beginning with the quarter ended September 30, 2016. As part of the adoption of ASU 2016-15, we have elected to classify distributions received from equity method investees under the “nature of the distribution approach,” in which each distribution is evaluated on the basis of the source of the payment and classified as either operating cash inflows or investing cash inflows.  The adoption of ASU 2016-15 did not have a material impact on our statement of cash flows.
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

REIT Portfolio Acquisition
On April 11, 2016, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire a private real estate investment trust that owns a portfolio of nine industrial properties totaling approximately 1.5 million rentable square feet (the “REIT Portfolio”) from a third-party seller in exchange for approximately $191.0 million in cash, exclusive of closing costs and credits (the “REIT Portfolio Acquisition”).
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

Acquisition Summary
The following table sets forth the wholly-owned industrial properties we acquired during the nine months ended September 30, 2016:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
8525 Camino Santa Fe(1)	San Diego - Central	3/15/2016	59,399	1	$8,450
28454 Livingston Avenue(1)	Los Angeles - San Fernando Valley	3/29/2016	134,287	1	16,000
REIT Portfolio(2)	Various(2)	4/15/2016	1,530,814	9	191,000
10750-10826 Lower Azusa Road(3)	Los Angeles - San Gabriel Valley	5/3/2016	79,050	4	7,660
525 Park Avenue(4)	Los Angeles - San Fernando Valley	6/30/2016	63,403	1	7,550
3233 Mission Oaks Boulevard(5)	Ventura	7/6/2016	457,693	1	25,700
1600 E. Orangethorpe Avenue(4)	Orange County - North	8/24/2016	345,756	6	40,137
14742-14750 Nelson Avenue(4)	Los Angeles - San Gabriel Valley	9/8/2016	145,531	2	15,000
Total 2016 Wholly-Owned Property Acquisitions			2,815,933	25	$311,497

(1)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

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

(3)
This acquisition was partially funded through a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code (“1031 Exchange”) using $2.5 million of net cash proceeds from the sale of our property located at 6010 North Paramount Boulevard and available cash on hand.

(4)	This acquisition was funded with available cash on hand.

(5)
This acquisition consisted of our purchase of the remaining 85% ownership interest in this property (see Note 11) and was partially funded through a 1031 Exchange using $18.0 million of net cash proceeds from the sale of our properties located at 1840 Dana Street and 12910 East Mulberry Drive and available cash on hand.

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

	REIT Portfolio	Other 2016 Acquisitions	Total 2016 Acquisitions
Assets:
Land(1)	$101,530	$71,339	$172,869
Buildings and improvements(1)	74,586	43,299	117,885
Tenant improvements	2,875	1,640	4,515
Acquired lease intangible assets(2)	12,103	6,726	18,829
Other acquired assets(3)	222	210	432
Total assets acquired	191,316	123,214	314,530
Liabilities:
Acquired lease intangible liabilities(4)	934	2,656	3,590
Other assumed liabilities(3)	1,519	1,019	2,538
Total liabilities assumed	2,453	3,675	6,128
Net assets acquired	$188,863	$119,539	$308,402

(1)
The allocation to land and building and improvements includes $0.1 million of capitalized acquisition costs related to the purchase of 14742-14750 Nelson Avenue, which was accounted for as an asset acquisition.

(2)
For the REIT Portfolio, acquired lease intangible assets consist of $11.1 million of in-place lease intangibles with a weighted average amortization period of 5.0 years and $1.0 million of above-market lease intangibles with a weighted average amortization period of 7.6 years. For the other 2016 acquisitions, acquired lease intangible assets consist of $6.5 million of in-place lease intangibles with a weighted average amortization period of 3.7 years and $0.3 million of above-market lease intangibles with a weighted average amortization period of 2.4 years.

(3)
Includes other working capital assets acquired (prepaid expenses, other receivables and other assets) and liabilities assumed (tenant security deposits, prepaid rent and other payables), respectively, at the time of acquisition.

(4)	Represents below-market lease intangibles with a weighted average amortization period of 4.8 years and 5.3 years for the REIT Portfolio and the other 2016 acquisitions, respectively.

The following table sets forth the results of operations for the three and nine months ended September 30, 2016, for the properties acquired during the nine months ended September 30, 2016, included in the consolidated statements of operations from the date of acquisition (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$5,407	$9,071
Net income	$1,504	$2,848
     The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the nine months ended September 30, 2016, had occurred on January 1, 2015. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as (i) increased rental revenues for the amortization of the net amount of above- and -below-market rents acquired in the acquisitions, (ii) increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, (iii) increased interest expense for borrowings associated with these acquisitions, (iv) the elimination of acquisition costs that are directly related to these acquisitions and (v) the elimination of equity in income/loss from unconsolidated real estate entities related to our acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from our joint venture. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2015, and may not be indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$33,639	$28,174	$98,875	$81,382
Net income (loss) attributable to common stockholders	$1,383	$(242)	$16,844	$(1,528)
Net income (loss) attributable to common stockholders per share - basic	$0.02	$—	$0.27	$(0.03)
Net income (loss) attributable to common stockholders per share - diluted	$0.02	$—	$0.27	$(0.03)
Dispositions

The following table summarizes the properties we sold during the nine months ended September 30, 2016:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price (in thousands)	Gain Recorded (in thousands)
6010 North Paramount Boulevard	Los Angeles - South Bay	5/2/2016	16,534	$2,480	$944
1840 Dana Street	Los Angeles - San Fernando Valley	5/25/2016	13,497	$4,250	$1,445
12910 East Mulberry Drive	Los Angeles - Mid-Counties	6/7/2016	153,080	$15,000	$9,174
Total			183,111	$21,730	$11,563

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	September 30, 2016	December 31, 2015
Acquired Lease Intangible Assets:
In-place lease intangibles	$66,562	$49,265
Accumulated amortization	(34,674)	(25,107)
In-place lease intangibles, net	31,888	24,158
Above-market tenant leases	10,262	9,062
Accumulated amortization	(4,057)	(2,837)
Above-market tenant leases, net	6,205	6,225
Acquired lease intangible assets, net	$38,093	$30,383
Acquired Lease Intangible Liabilities:
Below-market tenant leases	(8,499)	(5,227)
Accumulated accretion	2,966	2,053
Below-market tenant leases, net	(5,533)	(3,174)
Above-market ground lease	(290)	(290)
Accumulated accretion	101	77
Above-market ground lease, net	(189)	(213)
Acquired lease intangible liabilities, net	$(5,722)	$(3,387)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
In-place lease intangibles(1)	$3,561	$3,166	$9,849	$9,504
Net above (below)-market tenant leases(2)	$(31)	$77	$41	$178
Above-market ground lease(3)	$(8)	$(8)	$(24)	$(24)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above (below)-market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Principal amount	$502,776	$418,698
Less: unamortized discount and deferred loan costs(1)	(2,348)	(544)
Carrying value	$500,428	$418,154

(1)
Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility. These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan(3)	$59,870	$(224)	$60,000	$(283)	8/1/2019	(4)	LIBOR + 1.90%		3.95%
Gilbert/La Palma	2,943	(147)	3,044	(153)	3/1/2031		5.125%	(5)	5.39%
12907 Imperial Highway	5,212	211	5,299	303	4/1/2018		5.95%	(6)	3.55%
1065 Walnut Street	9,751	217	9,855	292	2/1/2019	(7)	4.55%	(8)	3.54%
Unsecured Debt
$100M Term Loan Facility	100,000	—	100,000	—	6/11/2019		LIBOR + 1.35%	(9)	3.25%	(10)
Revolving Credit Facility	—	—	140,500	—	6/11/2018	(4)	LIBOR + 1.40%	(9)(11)	1.93%
$225M Term Loan Facility	225,000	(1,752)	—	—	1/14/2023		LIBOR + 1.60%	(9)	2.25%
Guaranteed Senior Notes	100,000	(653)	100,000	(703)	8/6/2025		4.29%		4.36%
Total	$502,776	$(2,348)	$418,698	$(544)

(1)	Reflects the contractual interest rate under the terms of the loan, as of September 30, 2016.

(2)
Reflects the effective interest rate as of September 30, 2016, which includes the effect of the amortization of discounts/premiums and deferred loan costs and the effect of interest rate swaps that are effective as of September 30, 2016.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30-year amortization table. As of September 30, 2016, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

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

(10)	As of September 30, 2016, the interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(11)
The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility, if the balance is under $100.0 million or over $100.0 million, respectively.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of September 30, 2016, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2016 - December 31, 2016	$300
2017	1,213
2018	6,163
2019	167,641
2020	166
Thereafter	327,293
Total	$502,776

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
On September 30, 2016, we did not have any borrowings outstanding under our Revolver, leaving $200.0 million available for additional borrowings.
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
We were in compliance with all of our required quarterly debt covenants as of September 30, 2016.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of September 30, 2016, is summarized as follows (in thousands):

Twelve months ended September 30,
2017	$102,520
2018	83,577
2019	69,122
2020	53,268
2021	38,869
Thereafter	74,237
Total	$421,593
The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

7.	Interest Rate Swaps
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
Derivative Instruments
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value. We do not use derivatives for trading or speculative purposes.
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
On February 24, 2016, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $125.0 million initially borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional value of $125.0 million with an effective date of February 14, 2018 and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional value of $125.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional value. The interest rate swap will effectively fix the annual interest rate payable on this notional value of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.349% plus an applicable margin under the terms of the $225 Million Term Loan Facility.

On May 12, 2016, we entered into a second interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the incremental $100.0 million borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional value of $100.0 million with an effective date of August 14, 2018, and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional value of $100.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional value. The interest rate swap will effectively fix the annual interest rate payable on this notional value of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.406% plus an applicable margin under the terms of the $225 Million Term Loan Facility.
The following table sets forth a summary of our interest rate swaps at September 30, 2016, and December 31, 2015 (dollars in thousands):

				Fair Value(1)		Current Notional Value(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$723	$538	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$824	$698	$29,870	$30,000
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$1,097	$849	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$1,332	$1,059	$50,000	$—
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$1,119	$—	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$843	$—	$—	$—

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2016, and December 31, 2015, all of our derivatives were in a liability position, and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.

(2)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$1,036	$(2,105)	$(4,465)	$(3,893)
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(577)	$(349)	$(1,671)	$579
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

During the next twelve months, we estimate that an additional $2.0 million will be reclassified from AOCI as an increase to interest expense.

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
As of September 30, 2016, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $5.9 million.  As of September 30, 2016, we have not posted any collateral related to these agreements.

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
The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2016 and December 31, 2015, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps at:
September 30, 2016	$(5,938)	$—	$(5,938)	$—
December 31, 2015	$(3,144)	$—	$(3,144)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2016, and December 31, 2015 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2016	$506,176	$—	$—	$506,176	$500,428
December 31, 2015	$416,497	$—	$—	$416,497	$418,154

9.	Related Party Transactions

Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively, in management, leasing and development services revenue.

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
As of September 30, 2016, and December 31, 2015, we have a $1.2 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of September 30, 2016, and December 31, 2015, we also have a $1.2 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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

Rent Expense
As of September 30, 2016, we lease a parcel of land that is currently being sub-leased to a tenant for use as a parking lot.  The ground lease is scheduled to expire on June 1, 2062.
The future minimum commitment under our ground lease and corporate and satellite office leases as of September 30, 2016, is as follows (in thousands):

	Office Leases	Ground Lease
October 1, 2016 through December 31, 2016	$158	$36
2017	635	144
2018	622	144
2019	337	144
2020	—	144
Thereafter	—	5,964
Total	$1,752	$6,576

On September 14, 2016 (the “Effective Date”), we entered into a ground lease for approximately 1.58 million square feet of land located in Corona, California. We intend to develop buildings on the site. Under the terms of the ground lease, we have up to 420 days from the Effective Date, subject to certain conditions, to satisfy and waive certain contingencies (the “Contingencies”). We can terminate the ground lease for any reason during this 420-day contingency period. Then the ground lease will commence 30 days after all of the Contingencies are waived, with no further termination right. Additionally, the commencement date can be delayed by up to 24 months, subject to certain conditions. The term of the ground lease is 99 years following the commencement date. Base ground rent payments will begin nine months from the commencement date. During the first ten years of the ground lease, base ground rent will be approximately $956,000 per year, and once at the beginning of every ten-year period thereafter, base ground rent will increase by 15.0%, subject to certain caps.

Tenant and Construction Related
As of September 30, 2016, we had commitments of approximately $7.0 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2016, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of September 30, 2016, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the three and nine months ended September 30, 2016, no single tenant accounted for more than 5% of our total consolidated rental revenues.

11.	Investment in Unconsolidated Real Estate Entities

On July 6, 2016, we acquired the property located at 3233 Mission Oaks Boulevard from our joint venture (the “JV”) for a contract price of $25.7 million. Prior to the acquisition, our ownership interest in the property was 15.0%. As a result of the acquisition, we own 100% of the property and are accounting for it on a consolidated basis (See Note 3). In connection with the JV’s sale of the property, we wrote-off the related $0.6 million unamortized basis adjustment. Immediately after the sale of the property, the carrying value of our investment in unconsolidated real estate entities was $3.6 million.

Following the sale of the property, the JV distributed all of its available cash, with the exception of a small amount of working capital which was retained to cover any residual costs associated with the winding down of the JV. Our share of the JV distributions totaled $5.5 million, which exceeded the $3.6 million carrying value of our investment immediately after the sale of the property. We recorded the $1.9 million of excess distributions as a realized gain in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations.
The following table presents the combined summarized balance sheet of our unconsolidated joint venture. Amounts provided are attributable to the JV and do not represent our proportionate share (in thousands).

	September 30, 2016	December 31, 2015
Assets	$103	$24,280
Liabilities	(68)	(1,250)
Partners’/members’ equity	$35	$23,030

The following table presents the combined summarized results of operations of our unconsolidated joint venture. These amounts include the JV property’s results of operations during the period prior to July 6, 2016, when we acquired the remaining 85% ownership interest. Amounts provided are attributable to the JV and do not represent our proportionate share (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$8	$695	$1,296	$2,043
Expenses	(36)	(364)	(401)	(1,560)
Gain on sale of property	3,396	—	3,396	—
Net income	$3,368	$331	$4,291	$483

Management Services
During the time that the JV owned the property located at 3233 Mission Oaks Boulevard, we performed property management services. Fees and commissions earned from managing the JV have been included in “Management, leasing and development services” in the consolidated statements of operations. We recorded zero and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

12.	Equity
Preferred Stock
On August 16, 2016, we completed an underwritten public offering of 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share. The net proceeds from the offering were approximately $86.7 million after deducting the underwriting discount and other incurred offering costs totaling $3.3 million. The Series A Preferred Stock is presented in stockholders' equity on the consolidated balance sheet net of issuance costs.
Dividends on our Series A Preferred Stock are cumulative from the date of original issuance and are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 31, 2016, at a rate of 5.875% per annum of its $25.00 per share liquidation preference (equivalent to $1.46875 per share per annum). The Series A Preferred Stock has no stated maturity date and is not subject to any mandatory redemption or sinking fund. The holders of our Series A Preferred Stock rank senior to the holders of our common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. The holders of our Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly dividend periods (whether or not consecutive). We may not redeem the Series A Preferred Stock prior to August 16, 2021, except in limited circumstances to preserve our status as a REIT or pursuant to a specified change of control transaction. On or after August 16, 2021, we may redeem our Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a specified change of control transaction, we may, at our option, redeem the Series A Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If we do not exercise our right to redeem the Series A Preferred Stock, upon the occurrence of a specified change of control transaction, the holders of Series A Preferred Stock have the right to convert some or all of their shares into a number of the Company’s common shares equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.2738 shares of common stock per share of Series A Preferred Stock, subject to certain adjustments.
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
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) through which we may sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents.  During the nine months ended September 30, 2016, we did not utilize the ATM Program. As of September 30, 2016, we have issued a total of 500 shares of common stock under the ATM Program.  Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 1,978,842 OP Units and represented approximately 2.9% of our Operating Partnership as of September 30, 2016. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2016, 47,800 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.5 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
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
2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 1,238,714 shares of common stock, LTIP Units and Performance Units remain available for issuance as of September 30, 2016).
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
The following table sets forth our share-based award activity for the nine months ended September 30, 2016:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2016	333,441	166,669	315,998
Granted	97,659	—	—
Forfeited	(20,566)	—	—
Vested(1)	(87,697)	—	—
Balance at September 30, 2016	322,837	166,669	315,998

(1)
During the nine months ended September 30, 2016, 25,236 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum tax withholding requirements related to the shares of restricted common stock that have vested.  We accept the return of shares at the current quoted closing share price of the Company’s common stock on the NYSE to satisfy tax obligations.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2016:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2016 - December 31, 2016	37,653	41,668	—
2017	166,405	41,666	—
2018	59,846	41,668	315,998
2019	38,538	41,667	—
2020	20,395	—	—
Total	322,837	166,669	315,998

(1)
Represents the maximum number of Performance Units that would be earned in the event that specified maximum total shareholder return (“TSR”) goals are achieved over the three-year performance period from December 15, 2015, through December 14, 2018 (the “performance period”). The number of Performance Unit awards that ultimately vest will be based on both the Company’s absolute TSR and TSR performance relative to a peer group over the performance period. The maximum number of Performance Units will be earned under the awards if the Company both (i) achieves 50% or higher absolute TSR, inclusive of all dividends paid, over the performance period and (ii) finishes in the 75th or greater percentile of the peer group for TSR over the performance period.

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expensed share-based compensation(1)	$991	$444	$2,879	$1,258
Capitalized share-based compensation(2)	38	25	111	74
Total share-based compensation	$1,029	$469	$2,990	$1,332

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of September 30, 2016, there was $6.4 million of total unrecognized compensation expense related to all unvested share-based awards expected to vest, of which we estimate $0.4 million will be capitalized for employees who provide construction and leasing services. As of September 30, 2016, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 26 months.

Changes in Accumulated Other Comprehensive Loss
The following table summarizes the changes in our accumulated other comprehensive loss balance for the nine months ended September 30, 2016, which consists solely of adjustments related to our cash flow hedges (in thousands):

Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(3,033)
Other comprehensive loss before reclassifications	(4,465)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,671
Net current period other comprehensive loss	(2,794)
Less other comprehensive loss attributable to noncontrolling interests	63
Other comprehensive loss attributable to common stockholders	(2,731)
Balance at September 30, 2016	$(5,764)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$3,061	$617	$17,330	$894
Less: Preferred stock dividends	(661)	—	(661)	—
Less: Net income attributable to noncontrolling interests	(63)	(24)	(533)	(36)
Less: Net income attributable to participating securities	(70)	(53)	(223)	(152)
Numerator for basic net income attributable to common stockholders	$2,267	$540	$15,913	$706
Add back: net income attributable to noncontrolling interests	63	—	—	—
Numerator for diluted net income attributable to common stockholders	$2,330	$540	$15,913	$706

Denominator:
Weighted average shares of common stock outstanding – basic	65,707,476	55,145,963	61,694,835	53,613,874
Effect of dilutive securities - performance units	286,697	—	225,141	—
Effect of dilutive securities - operating partnership units	1,991,004	—	—	—
Weighted average shares of common stock outstanding – diluted	67,985,177	55,145,963	61,919,976	53,613,874

Earnings per share — Basic
Net income attributable to common stockholders	$0.03	$0.01	$0.26	$0.01
Earnings per share — Diluted
Net income attributable to common stockholders	$0.03	$0.01	$0.26	$0.01

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
Performance units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR, are only included in the calculation of diluted EPS when any of the specific levels of TSR have been achieved as of the end of the applicable reporting period and their effect would have been dilutive. As of September 30, 2016, the Company’s TSR performance relative to a peer group was above the 75th percentile, or maximum level, and the Company’s absolute TSR was approximately 48%, which is between the target and maximum levels. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above.
We also consider the effect of other potentially dilutive securities, including OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

14.	Subsequent Events
On October 21, 2016, we acquired the property located at 3927 Oceanic Drive in Oceanside, California for a contract price of $7.2 million using available cash on hand. The property consists of one single-tenant building totaling 54,740 rentable square feet.
On November 4, 2016, we acquired the property located at 301-445 North Figueroa in Wilmington, California for a contract price of $13.0 million using available cash on hand. The property consists of one multi-tenant building totaling 133,925 rentable square feet.
On November 1, 2016, our board of directors declared a quarterly cash dividend of $0.135 per share of common stock and a quarterly cash distribution of $0.135 per OP Unit, to be paid on January 17, 2017, to holders of record as of December 30, 2016. Also on November 1, 2016, our board of directors declared an initial quarterly cash dividend of $0.55078 per share of our Series A Preferred Stock, reflecting a pro-rata dividend from August 16, 2016, the original issue date, to and including December 31, 2016. The dividend will be paid on December 30, 2016, to preferred stockholders of record as of December 15, 2016.

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

Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of September 30, 2016, our consolidated portfolio consisted of 133 properties with approximately 14.6 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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
2016 Year to Date Highlights
Acquisitions

•	During the first quarter of 2016, we acquired two properties with a combined 193,686 rentable square feet, for a total gross purchase price of $24.5 million.

•
During the second quarter of 2016, we acquired a private REIT comprising a portfolio of nine industrial properties totaling approximately 1.53 million rentable square feet for a gross purchase price of $191.0 million. The properties, which are 100% occupied by twelve tenants, are located in four of our core infill Southern California markets. We also acquired two properties located in Los Angeles with a combined 142,453 rentable square feet, for a total gross purchase price of $15.2 million.

•	During the third quarter of 2016, we acquired three properties with a combined 948,980 rentable square feet, for a total gross purchase price of $80.8 million.
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

•
In August 2016, we completed a public offering of 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share, for net proceeds of approximately $86.7 million after deducting the underwriting discount and other incurred offering costs.

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
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. Available industrial supply continues to decrease in many of our submarkets, landlord concessions are reducing and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand continues to demonstrate growth, demonstrated by strong re-leasing spreads, an expanding regional population and substantial growth in ecommerce transaction and delivery volumes. Even with concerns about global growth and the threat of rising interest rates, we are seeing a number of positive trends in some of our key markets that we expect will continue through the end of 2016 and into 2017.
In Los Angeles County, positive market trends continued into the third quarter of 2016 as market occupancy maintained historic highs and asking lease rates increased slightly quarter-over-quarter. Rents have continued to grow at a stable pace as new development is limited by a lack of land availability and an increase in land value.
In Orange County, vacancy continued to decline and rents continued their upward trend in the third quarter of 2016.  We expect that the low availability of industrial product in this region, primarily due to re-zoning of available land to residential or mixed-use, will also cause leasing rates to continue to improve through the end of 2016.
In San Diego, the market fundamentals continued to be strong during the third quarter of 2016, as asking lease rates increased to a record high and overall vacancy in the market slightly decreased.
In Ventura County, there was a significant decrease in vacancy and asking lease rates remained favorable quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we significantly operate, asking lease rates increased quarter-over-quarter and vacancy increased slightly due to the volume of new completions during the third quarter. We generally do not focus on properties located within the Inland Empire East sub-market.
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
A repositioning can consist of a range of improvements to a property.  This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.

As of September 30, 2016, six of our properties were in various stages of redevelopment and repositioning and three of our properties were in the lease-up stage. The table below sets forth a summary of these nine properties as well as three repositioning properties that were completed and fully leased as of September 30, 2016. In addition to these properties, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Start	Completion	Occupancy at 9/30/16
Current Repositioning:
1601 Alton Parkway (OC Airport)	OC	124,000	74,667	4Q-2014	4Q-2016	39.8%
24955 Avenue Kearny (SF Valley)(2)	LA	138,980	69,219	3Q-2016	1Q-2017	50.2%
228th Street (South Bay)(3)	LA	89,236	23,749	1Q-2016	2Q-2017	66.4%
14750 Nelson (San Gabriel Valley)	LA	145,531	145,531	3Q-2016	1Q-2018	—%
2535 Midway Drive (Central SD)	SD	373,744	373,744	4Q-2015	2Q-2018	—%
9615 Norwalk Boulevard (Mid-Counties)(4)	LA	38,362	—	3Q-2015	See footnote (4)	100.0%
Total		909,853	686,910

Lease-up Stage:
2610 & 2701 S. Birch St. (OC Airport)	OC	98,230	47,500	2Q-2015	4Q-2015	51.7%
9401 De Soto Avenue (SF Valley)	LA	150,263	150,263	2Q-2015	1Q-2016	—%
679-691 S. Anderson Street (Central LA)	LA	47,490	47,490	1Q-2016	3Q-2016	—%
Total		295,983	245,253

Completed/Leased:
24105 Frampton Avenue (South Bay)	LA	49,841	—	2Q-2015	3Q-2016	100.0%
12247 Lakeland Road (Mid-Counties)	LA	24,875	—	1Q-2016	3Q-2016	100.0%
15140 & 15148 Bledsoe St. (SF Valley)	LA	133,356	—	1Q-2015	2Q-2016	100.0%
Total		208,072	—

Total Current Repositioning, Lease-up Stage and Completed/Leased:		1,413,908	932,163

(1)
The estimated construction completion period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
We are currently in the permitting and design phase of the repositioning project at 24955 Avenue Kearny. As of the filing date of this report, we are also in negotiations to lease the entire building to an existing tenant in our portfolio. The current estimated construction period assumes that we do not execute a lease in the near term.

(3)	The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,749 rentable square feet were under repositioning as of September 30, 2016.

(4)
9615 Norwalk has 10.26 acres of partially paved storage yard/industrial land that as of September 30, 2016, is under a month-to-month lease. We plan to construct a new building with approximately 200,000 rentable square feet after the month-to-month lease terminates. We expect the building to be completed and leased-up between 19 and 25 months from the commencement of the construction date.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.7 million and $2.0 million of interest, insurance and real estate tax expense during the three and nine months ended September 30, 2016, respectively.
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
Occupancy Rates
As of September 30, 2016, our consolidated portfolio was approximately 89.7% occupied. We believe the opportunity to increase occupancy at our properties will be a significant driver of future revenue growth. A considerable opportunity to drive this growth will be the results of our repositioning activity. As noted above, our operating results and statistics are affected by our repositioning efforts, which will vary from quarter to quarter.
As summarized in the table above, as of September 30, 2016, nine of our properties with a combined 0.9 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Vacant repositioning space and lease-up space at these nine properties are concentrated in our Los Angeles, Orange County and San Diego markets, and represent 6.4% of our total consolidated portfolio square footage as of September 30, 2016. Including vacant repositioning space and lease-up space at these nine properties, our weighted average occupancy rate as of September 30, 2016, in Los Angeles, Orange County and San Diego was 91.2%, 92.3% and 79.5%, respectively. Excluding vacant repositioning space and lease-up space at these nine properties, our weighted average occupancy rate as of September 30, 2016, in these markets was 97.5%, 96.9% and 96.8%, respectively, and our overall consolidated portfolio occupancy excluding this space was 95.8%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning as well as from the identification of new opportunities for redevelopment and repositioning, subject to market conditions.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the nine months ended September 30, 2016:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2016	46	248,520	4.6	$10.77	28.8%	15.0%
Q2-2016	65	476,858	4.1	9.52	29.1%	14.8%
Q3-2016	59	519,212	4.3	9.54	17.6%	10.7%
Total/Weighted Average	170	1,244,590	4.3	$9.78	24.3%	13.1%

	Renewals						Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2016	80	712,771	3.0	$9.01	11.7%	4.4%	130	1,071,075	66.5%
Q2-2016	78	598,301	4.7	9.99	20.7%	9.0%	129	936,655	63.9%
Q3-2016	75	318,179	3.0	10.43	14.4%	4.9%	130	619,461	51.4%
Total/Weighted Average	233	1,629,251	3.6	$9.65	15.5%	6.2%	389	2,627,191	62.0%

(1)	Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year.

(2)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(3)	Calculated as the change between cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(4)
The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2016, exclude 66 leases aggregating 739,164 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year, (iv) space with different lease structures (for example a change from a gross lease to a modified gross lease or an increase or decrease in the leased square footage) or (v) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2016, exclude 32 leases aggregating 241,088 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) space with lease terms shorter than six months.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the nine months ended September 30, 2016, we completed repositioning at five of our properties located at 9401 De Soto Avenue, 679-691 S. Anderson Street, 24105 Frampton Avenue, 12247 Lakeland Road and 15140 & 15148 Bledsoe Street, and at the end of 2015, we completed repositioning at our property located at 2610 & 2701 S. Birch Street. As of September 30, 2016, our properties located at 2610 & 2701 S. Birch Street, 9401 De Soto Avenue and 679-691 S. Anderson Street were in the lease-up stage. We also have one repositioning property located at 1601 Alton Parkway, with a construction completion period estimated for the fourth quarter of 2016, and four additional repositioning properties with estimated construction completion periods ranging from early 2017 to late 2018. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2016, plus available space, for each of the ten full and partial calendar years beginning with 2016 and thereafter:

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	—	1,378,574	9.4%	—	—%	—
MTM Tenants(5)	104	220,743	1.5%	$2,768	2.4%	$12.54
Remainder of 2016	118	1,031,976	7.1%	$8,398	7.2%	$8.14
2017	387	2,549,990	17.5%	$22,663	19.3%	$8.89
2018	321	1,751,409	12.0%	$16,545	14.2%	$9.45
2019	194	1,811,416	12.4%	$15,958	13.7%	$8.81
2020	66	1,555,910	10.7%	$13,166	11.3%	$8.46
2021	79	2,247,132	15.4%	$18,643	16.0%	$8.30
2022	14	455,403	3.1%	$3,068	2.6%	$6.74
2023	10	287,155	2.0%	$3,518	3.0%	$12.25
2024	8	535,587	3.7%	$4,359	3.7%	$8.14
2025	4	260,467	1.8%	$2,539	2.2%	$9.75
Thereafter	8	502,339	3.4%	$5,139	4.4%	$10.23
Total Consolidated Portfolio	1,313	14,588,101	100.0%	$116,764	100.0%	$8.84

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of September 30, 2016, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2016.

(4)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases as of September 30, 2016.

(5)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 61 MTM leases at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of September 30, 2016, in addition to 1.4 million rentable square feet of currently available space in our properties, leases representing 7.1% and 17.5% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2016 and 2017, respectively. During the nine months ended September 30, 2016, we renewed 233 leases, which represented 62.0% of the aggregate rentable square footage under all expiring leases. Our retention rate during the period was impacted by our strategy to roll certain tenants at recessionary rents and to replace them with higher quality tenants paying higher rents. During the nine months ended September 30, 2016, new and renewal leases had a weighted average term of 4.3 and 3.6 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2016 and 2017 represent approximately 7.2% and 19.3% respectively, of the total annualized base rent for our portfolio as of September 30, 2016. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2016 and 2017 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. Over the last few years, rental rates for comparable product in our submarkets have generally been rising. This positive trend offers a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2016 to be favorable with positive renewal rates and leasing spreads. We also expect 2017 lease expirations will show positive growth, however, it is difficult to predict market conditions that far into the future.

Property Expenses
Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. However, the terms of our leases vary, and, in some instances, we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.
Taxable REIT Subsidiary
As of September 30, 2016, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three and nine months ended September 30, 2016 and 2015.

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
For the three and nine months ended September 30, 2016 and 2015, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2015, and still owned by us as of September 30, 2016, which consisted of 96 properties aggregating approximately 9.6 million rentable square feet. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during the period from January 1, 2015, through September 30, 2016, interest income from our note receivable, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 37 properties aggregating approximately 4.9 million rentable square feet that were purchased between January 1, 2015, and September 30, 2016, and the three properties aggregating 183,111 rentable square feet that were sold between January 1, 2015, and September 30, 2016. As of September 30, 2016, our Total Portfolio consisted of 133 properties aggregating approximately 14.6 million rentable square feet.

As of September 30, 2016 and 2015, our Same Properties Portfolio occupancy was approximately 93.7% and 90.0%, respectively. For the three months ended September 30, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 93.1% and 89.5%, respectively.  For the nine months ended September 30, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 92.7% and 90.1%, respectively.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)%		Three Months Ended September 30,		Increase/(Decrease)%
	2016	2015		Change	2016	2015		Change
RENTAL REVENUES
Rental income	$19,871	$18,270	$1,601	8.8%	$28,285	$20,617	$7,668	37.2%
Tenant reimbursements	2,540	2,203	337	15.3%	4,467	2,377	2,090	87.9%
Other income	121	314	(193)	(61.5)%	192	341	(149)	(43.7)%
TOTAL RENTAL REVENUES	22,532	20,787	1,745	8.4%	32,944	23,335	9,609	41.2%
Management, leasing and development services	—	—	—	—%	131	186	(55)	(29.6)%
Interest income	—	—	—	—%	228	153	75	49.0%
TOTAL REVENUES	22,532	20,787	1,745	8.4%	33,303	23,674	9,629	40.7%
EXPENSES
Property expenses	6,216	5,706	510	8.9%	8,978	6,237	2,741	43.9%
General and administrative	—	—	—	—%	5,067	3,778	1,289	34.1%
Depreciation and amortization	8,181	9,177	(996)	(10.9)%	13,341	10,642	2,699	25.4%
TOTAL OPERATING EXPENSES	14,397	14,883	(486)	(3.3)%	27,386	20,657	6,729	32.6%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	380	528	(148)	(28.0)%
Interest expense	—	—	—	—%	3,804	2,245	1,559	69.4%
TOTAL OTHER EXPENSES	—	—	—	—%	4,184	2,773	1,411	50.9%
TOTAL EXPENSES	14,397	14,883	(486)	(3.3)%	31,570	23,430	8,140	34.7%
Equity in income from unconsolidated real estate entities	—	—	—		1,328	45	1,283
Gain from early repayment of note receivable	—	—	—		—	581	(581)
Loss on extinguishment of debt	—	—	—		—	(253)	253
NET INCOME	$8,135	$5,904	$2,231		$3,061	$617	$2,444

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $1.6 million, or 8.8%, and $7.7 million, or 37.2%, respectively, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 37 properties we acquired between January 1, 2015, and September 30, 2016.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.3 million, or 15.3%, and $2.1 million, or 87.9%, respectively, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in our Same Properties Portfolio is primarily due to supplemental assessments of certain of our properties resulting in lower reimbursable real estate taxes during the three months ended September 30, 2015. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 37 properties we acquired between January 1, 2015 and September 30, 2016.
Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased by $0.2 million, or 61.5%, and $0.1 million, or 43.7%, respectively, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decrease in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 29.6%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to decreased management fees from our joint venture as a result of the sale of the joint venture property in July 2016.
Interest Income
Our Total Portfolio interest income increased by $0.1 million, or 49.0%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  Interest income for the three months ended September 30, 2016, relates to the $6.0 million mortgage loan secured by an industrial property located in Rancho Cucamonga, California, that we made on July 1, 2016, and that bears interest at 10.0% per annum. See Note 2 in the consolidated financial statements for additional details. Interest income for the three months ended September 30, 2015, relates to a mortgage note receivable that was repaid ahead of schedule on August 21, 2015. The mortgage note receivable was secured by an industrial property located at 32401-32803 Calle Perfecto (the “Calle Perfecto Note”) and bore interest at 6.001% per annum.
Property Expenses
Our Same Properties Portfolio property expenses increased by $0.5 million, or 8.9%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase is primarily due to supplemental assessments at certain of our properties resulting in lower real estate taxes during the three months ended September 30, 2015, and an increase in overhead costs for comparable periods.  Our Total Portfolio property expenses increased $2.7 million, or 43.9%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily as a result of incremental expenses from the 37 properties we acquired between January 1, 2015, and September 30, 2016.
General and Administrative
Our Total Portfolio general and administrative expenses increased $1.3 million, or 34.1%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The increase is primarily due to the following: (i) a $0.6 million increase in bonus expense due to Company performance and (ii) a $0.5 million increase in non-cash equity compensation expense related to equity grants made in December 2015.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $1.0 million, or 10.9%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated after June 30, 2015. Our Total Portfolio depreciation and amortization expense increased $2.7 million, or 25.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the incremental expense from the 37 properties we acquired between January 1, 2015, and September 30, 2016, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased $0.1 million, or 28.0%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to lower brokerage fees related to acquisitions completed during the current period.
Interest Expense
Our Total Portfolio interest expense increased by $1.6 million, or 69.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  This was primarily due to the increase in our average outstanding debt balance for comparable periods resulting from the $225.0 million term loan facility we entered into during 2016, and the increase in our weighted average interest rate due to the issuance of $100.0 million of 4.29% fixed rate senior notes in August 2015, and the three interest rate swaps, with an aggregate notional value of $130 million, that became effective subsequent to June 30, 2015.  The increase was partially offset by an increase in capitalized interest related to our repositioning properties for comparable periods.
Equity in Income from Unconsolidated Real Estate Entities
On July 6, 2016, we acquired the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from our joint venture (the “JV”). Prior to the acquisition, our ownership interest in the property was 15.0%. Equity in income from unconsolidated real estate entities includes our 15.0% equity interest in the operating results of the JV property prior to July 6, 2016, depreciation of basis adjustments related to the JV property and distributions received from the JV in connection with the sale of the property that exceeded the carrying value of our investment in the JV (the “excess distributions”).  Our Total Portfolio equity in income from unconsolidated real estate entities increased by $1.3 million, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the excess distributions totaling $1.9 million that we received from the JV, partially offset by the write-off of the $0.6 million unamortized basis adjustment related to the JV property. See Note 11 in the consolidated financial statements for additional details.
Gain from Early Repayment of Note Receivable
The gain from early repayment of note receivable of $0.6 million for the three months ended September 30, 2015, represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.3 million for the three months ended September 30, 2015 represents the write-off of unamortized deferred loan costs related to the early repayment of the $48.5 million term loan secured by eight of our properties.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)%		Nine Months Ended September 30,		Increase/(Decrease)%
	2016	2015		Change	2016	2015		Change
RENTAL REVENUES
Rental income	$58,124	$54,052	$4,072	7.5%	$77,903	$58,449	$19,454	33.3%
Tenant reimbursements	7,735	7,212	523	7.3%	12,144	7,405	4,739	64.0%
Other income	474	633	(159)	(25.1)%	764	693	71	10.2%
TOTAL RENTAL REVENUES	66,333	61,897	4,436	7.2%	90,811	66,547	24,264	36.5%
Management, leasing and development services	—	—	—	—%	376	479	(103)	(21.5)%
Interest income	—	—	—	—%	228	710	(482)	(67.9)%
TOTAL REVENUES	66,333	61,897	4,436	7.2%	91,415	67,736	23,679	35.0%
EXPENSES
Property expenses	17,994	16,966	1,028	6.1%	24,480	17,882	6,598	36.9%
General and administrative	—	—	—	—%	13,190	11,064	2,126	19.2%
Depreciation and amortization	25,583	28,218	(2,635)	(9.3)%	37,165	31,016	6,149	19.8%
TOTAL OPERATING EXPENSES	43,577	45,184	(1,607)	(3.6)%	74,835	59,962	14,873	24.8%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	1,490	1,608	(118)	(7.3)%
Interest expense	—	—	—	—%	10,774	5,729	5,045	88.1%
TOTAL OTHER EXPENSES	—	—	—	—%	12,264	7,337	4,927	67.2%
TOTAL EXPENSES	43,577	45,184	(1,607)	(3.6)%	87,099	67,299	19,800	29.4%
Equity in income from unconsolidated real estate entities	—	—	—		1,451	58	1,393
Gain from early repayment of note receivable	—	—	—		—	581	(581)
Gain on extinguishment of debt	—	—	—		—	(182)	182
Gain on sale of real estate	—	—	—		11,563	—	11,563
NET INCOME	$22,756	$16,713	$6,043		$17,330	$894	$16,436

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased $4.1 million, or 7.5%, and $19.5 million, or 33.3%, respectively, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 37 properties we acquired between January 1, 2015 and September 30, 2016.

Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.5 million, or 7.3%, and $4.7 million, or 64.0%, respectively, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due to supplemental assessments at certain of our properties resulting in lower reimbursable real estate taxes during the nine months ended September 30, 2015. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 37 properties we acquired between January 1, 2015 and September 30, 2016.
Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased $0.2 million, or 25.1%, and increased $0.1 million, or 10.2%, respectively, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in our Same Properties Portfolio other income is primarily due to a decrease in filming income at one of our properties. The increase in our Total Portfolio other income is primarily due to an increase in late fee income, partially offset by the decrease in filming income noted above.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 21.5%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to decreased management fees from the JV as a result of the sale of the JV property in July 2016.
Interest Income
Our Total Portfolio interest income decreased by $0.5 million, or 67.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  On August 21, 2015, the borrower of the Calle Perfecto Note repaid ahead of schedule the outstanding principal balance in full.  The decrease in interest income is primarily a result of this early repayment.
Property Expenses
Our Same Properties Portfolio property expenses increased by $1.0 million, or 6.1%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to supplemental assessments at certain of our properties resulting in lower real estate taxes during the three months ended September 30, 2015, and an increase in repairs and maintenance expense for comparable periods.  Our Total Portfolio property expenses increased $6.6 million, or 36.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily as a result of incremental expenses from the 37 properties we acquired between January 1, 2015, and September 30, 2016.
General and Administrative
Our Total Portfolio general and administrative expenses increased $2.1 million, or 19.2%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase is primarily due to the following: (i) a $1.6 million increase in non-cash equity compensation expense primarily due to equity grants made in December 2015, (ii) a $0.6 million increase in employment related costs primarily due to an increase in headcount, (iii) a $0.5 million increase in bonus expense due to Company performance, (iv) a $0.4 million increase in other various corporate expenses and (v) a $0.3 million increase in professional fees. These increases were partially offset by (i) a $1.1 million decrease in legal fees, which includes a $0.6 million insurance reimbursement of legal fees related to prior litigation received during the nine months ended September 30, 2016 and (ii) a $0.3 million decrease in professional audit, Sarbanes-Oxley Act compliance and tax fees.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased $2.6 million, or 9.3%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated during the nine months ended September 30, 2016, and the year ended December 31, 2015, partially offset by an increase in depreciation expense related to capital improvements. Our Total Portfolio depreciation and amortization expense increased $6.1 million, or 19.8%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to incremental expense from the 37 properties we acquired between January 1, 2015, and September 30, 2016, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased $0.1 million, or 7.3%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to lower brokerage fees related to acquisitions completed during the current period.
Interest Expense
Our Total Portfolio interest expense increased by $5.0 million, or 88.1%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  This was primarily due to the increase in our average outstanding debt balance for comparable periods resulting from the $225.0 million term loan facility we entered into during 2016, and the increase in our weighted average interest rate due to the issuance of $100.0 million of 4.29% fixed rate senior notes in August 2015, and the three interest rate swaps, with an aggregate notional value of $130 million, that became effective subsequent to June 30, 2015.  The increase was partially offset by an increase in capitalized interest related to our repositioning properties for comparable periods.
Equity in Income from Unconsolidated Real Estate Entities
Our Total Portfolio equity in income from unconsolidated real estate entities increased by $1.4 million, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the excess distributions totaling $1.9 million that we received from the JV in connection with the sale of the JV property in July 2016, partially offset by the write-off of the $0.6 million unamortized basis adjustment related to the JV property.

Gain from Early Repayment of Note Receivable
The gain from early repayment of note receivable of $0.6 million for the nine months ended September 30, 2015, represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.
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
Gain on Sale of Real Estate
We recognized a gain on sale of real estate of $11.6 million for the nine months ended September 30, 2016, as a result of the sale of three of our properties located at 6010 North Paramount Boulevard, 1840 Dana Street and 12910 East Mulberry Drive.

Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) attributable to common stockholder in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated joint ventures.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income	$3,061	$617	$17,330	$894
Add:
Depreciation and amortization	13,341	10,642	37,165	31,016
Depreciation and amortization from unconsolidated joint ventures(1)	—	4	10	52
Deduct:
Gains on sale of real estate	—	—	11,563	—
Gain on acquisition of unconsolidated joint venture property	1,332	—	1,332	—
Funds From Operations (FFO)	$15,070	$11,263	$41,610	$31,962
Less: preferred stock dividends	(661)	—	(661)	—
Less: FFO attributable to noncontrolling interest(2)	(424)	(407)	(1,294)	(1,225)
Less: FFO attributable to participating securities(3)	(111)	(76)	(349)	(223)
FFO attributable to common stockholders	$13,874	$10,780	$39,306	$30,514

(1)
Amount represents our 15% ownership interest in the JV that owned the property located at 3233 Mission Oaks Boulevard for all periods prior to July 6, 2016, when we acquired the remaining 85% ownership interest.

(2)	Noncontrolling interest represent holders of outstanding common units of the Company's operating partnership that are owned by unit holders other than the Company.

(3)	Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$28,285	$20,617	$77,903	$58,449
Tenant reimbursements	4,467	2,377	12,144	7,405
Other income	192	341	764	693
Total operating revenues	32,944	23,335	90,811	66,547
Property expenses	8,978	6,237	24,480	17,882
Net Operating Income	$23,966	$17,098	$66,331	$48,665
Fair value lease revenue	(39)	69	17	154
Straight line rent adjustment	(1,395)	(1,039)	(3,412)	(2,016)
Cash Net Operating Income	$22,532	$16,128	$62,936	$46,803

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,061	$617	$17,330	$894
Add:
General and administrative	5,067	3,778	13,190	11,064
Depreciation and amortization	13,341	10,642	37,165	31,016
Acquisition expenses	380	528	1,490	1,608
Interest expense	3,804	2,245	10,774	5,729
Loss on extinguishment of debt	—	253	—	182
Deduct:
Management, leasing and development services	131	186	376	479
Interest income	228	153	228	710
Equity in income from unconsolidated real estate entities	1,328	45	1,451	58
Gains on sale of real estate	—	—	11,563	—
Gain from early repayment of note receivable	—	581	—	581
Net Operating Income	$23,966	$17,098	$66,331	$48,665
Fair value lease revenue	(39)	69	17	154
Straight line rent adjustment	(1,395)	(1,039)	(3,412)	(2,016)
Cash Net Operating Income	$22,532	$16,128	$62,936	$46,803

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,061	$617	$17,330	$894
Interest expense	3,804	2,245	10,774	5,729
Depreciation and amortization	13,341	10,642	37,165	31,016
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	—	4	10	52
EBITDA	$20,206	$13,508	$65,279	$37,691

Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for property operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flows from operations, by drawing on our unsecured revolving credit facility and pursuant to the ATM Program described below.
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
As of September 30, 2016, our cash and cash equivalents were $55.3 million, excluding restricted cash, and we did not have any amounts outstanding under our unsecured revolving credit facility, leaving $200.0 million available for future borrowings.
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
ATM Program
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125 million in amounts and at times to be determined by us from time to time.  As of September 30, 2016, we have issued 500 shares of common stock pursuant to the ATM Program, and future sales, if any, will depend on a variety of factors to be determined by us, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.  We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
Equity Offerings
On April 15, 2016, we completed a public follow-on offering (the “Equity Offering”) of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase an additional 1,350,000 shares of our common stock, at an offering price of $17.65 per share. The net proceeds were approximately $174.4 million, after deducting the underwriting discount and offering costs totaling $8.3 million. A portion of the net proceeds from the Equity Offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $62.5 million on April 15, 2016, the date of repayment, and to partially fund the REIT Portfolio Acquisition as discussed below under —Uses of Liquidity— REIT Portfolio Acquisition.
On August 16, 2016, we completed a public offering of 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share. The net proceeds from the preferred offering were approximately $86.7 million after deducting the underwriting discount and other incurred offering costs totaling $3.3 million. Net proceeds from the offering have been used to fund various acquisitions, including the two properties we acquired subsequent to September 30, 2016, for a total gross purchase price of $20.2 million and for general corporate purposes.

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
During the nine months ended September 30, 2016, we completed the sale of three of our properties for an aggregate gross sales price of $21.7 million. The net cash proceeds from these dispositions, which totaled $20.4 million, were used to acquire the properties located at 10750-10826 Lower Azusa Road and 3233 Mission Oaks Road in two separate 1031 Exchange transactions.
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

Investment Grade Rating
During 2015, we obtained investment grade ratings of BBB- from Fitch Ratings on our Revolver, $100 Million Term Loan Facility and $100 million guaranteed senior notes. In April 2016, we also obtained the same rating on our $225 Million Term Loan Facility.  These were most recently affirmed in August 2016, with a stable outlook. In August 2016, we also obtained an investment grade rating of BB from Fitch Ratings on the Series A Preferred Stock.  Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. As part of our growth strategy, we are actively monitoring a number of properties in our markets that we believe represent attractive potential investment opportunities. As of the filing date of this report, we have approximately $24.4 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
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
Recurring and Nonrecurring Capital Expenditures

Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  Under “Acquisitions and Development of Properties,” we identified six of our properties that were in various stages of repositioning as of September 30, 2016.  We currently estimate that approximately $67.5 million of capital will be required to complete the repositioning of these properties, most of which we expect to incur over the next seven quarters (4Q-2016 through 2Q-2018). This estimate, however, is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund the capital improvements to complete these repositioning efforts through a combination of cash flow from operations, recycling capital through property dispositions and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our consolidated portfolio as follows (dollars in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Cost	Square Feet(1)	Per Square Foot(2)	Cost	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$7,030	6,983,513	$1.01	$16,698	8,202,659	$2.04
Recurring Capital Expenditures(4)	691	14,251,237	$0.05	2,125	13,225,517	$0.16
Total Capital Expenditures	$7,721			$18,823

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of September 30, 2016, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments and debt maturities	$502,776	$300	$1,213	$6,163	$167,641	$166	$327,293
Interest payments - fixed-rate debt	41,377	226	5,179	4,959	4,491	4,412	22,110
Interest payments - variable-rate debt(1)	39,453	2,070	8,118	8,099	6,462	4,795	9,909
Interest rate swap payments(2)	12,017	556	2,188	3,381	1,998	1,897	1,997
Office lease payments	1,752	158	635	622	337	—	—
Ground lease payments	6,576	36	144	144	144	144	5,964
Contractual obligations(3)	6,989	6,989	—	—	—	—	—
Total	$610,940	$10,335	$17,477	$23,368	$181,073	$11,414	$367,273

(1)	Based on the 1-month LIBOR rate of 0.53111%, as of September 30, 2016.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.53111% from the effective date through the maturity date of each respective interest rate swap.

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

Dividends and Distributions

In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax, we intend to distribute a percentage of our cash flow on a quarterly basis to holders of our common stock. In addition, we intend to make distribution payments to holders of common units and dividend payments to holders of our preferred stock.

From January 1, 2016, through the date of this report, we have paid dividends totaling $32.9 million to holders of our common stock and distributions totaling $1.2 million to holders of common units. On November 1, 2016, our board of directors declared a quarterly cash dividend of $0.135 per share of common stock and a quarterly cash distribution of $0.135 per common unit, to be paid on January 17, 2017, to holders of record as of December 30, 2016. Also on November 1, 2016, our board of directors declared an initial quarterly cash dividend of $0.55078 per share of the Series A Preferred Stock, reflecting a pro-rata dividend from August 16, 2016, the original issue date, to and including December 31, 2016. The dividend will be paid on December 30, 2016, to preferred stockholders of record as of December 15, 2016.

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of September 30, 2016:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan(3)	8/1/2019(3)	LIBOR + 1.90%	3.818%	(4)	$59,870	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,943	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,212	—
1065 Walnut Street	2/1/2019	4.550%	4.550%		9,751	—
Unsecured Debt:
$100M Term Loan Facility	6/11/2019	LIBOR +1.35%(5)	3.248%	(6)	100,000	12/14/2018
Revolver(7)	6/11/2018(3)	LIBOR +1.40%(5)	1.931%		—	—
$225M Term Loan Facility	1/14/2023	LIBOR +1.60%(5)	2.131%	(8)	225,000	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Consolidated:			3.087%		$502,776

(1)
Includes the effect of interest rate swaps that were effective as of September 30, 2016.  Assumes a 1-month LIBOR rate of 0.53111% as of September 30, 2016, as applicable. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $2.3 million as of September 30, 2016.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of September 30, 2016, this term loan has been effectively fixed at 3.818% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $29.9 million at 3.91% with an effective date of July 15, 2015.

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

(6)
As of September 30, 2016, this $100 Million Term Loan Facility has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)	The Revolver is subject to an unused commitment fee, which is calculated as 0.30% or 0.20% of the daily-unused commitment if the balance is under $100 million or over $100 million, respectively.

(8)
As of September 30, 2016, we have executed two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2016:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.0	3.86%	3.86%	$277,776	55%
Variable	6.3	LIBOR + 1.60%	2.13%	$225,000	45%
Secured vs. Unsecured:
Secured	3.1		4.10%	$77,776	15%
Unsecured	6.0		2.90%	$425,000	85%

(1)
Includes the effect of interest rate swaps that were effective as of September 30, 2016.  Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the Revolver.  Assumes a 1-month LIBOR rate of 0.53111% as of September 30, 2016, as applicable.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $2.3 million as of September 30, 2016.

At September 30, 2016, we had total consolidated indebtedness of $502.8 million, excluding unamortized deferred loan fees and net debt premiums, with a weighted average interest rate of 3.087% and an average term-to-maturity of 5.6 years.  As of September 30, 2016, $277.8 million, or 55% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($117.9 million) or an interest rate swap ($159.9 million).  We have two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022 and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018 to January 14, 2022.  If these two interest rate swaps were effective as of September 30, 2016, our consolidated debt would be 100% fixed-rate and 0% variable-rate.
At September 30, 2016, we had consolidated indebtedness of $502.8 million, reflecting a net debt to total combined market capitalization of approximately 21.4%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our quarterly debt covenants as of September 30, 2016.

Off Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by operating activities	$44,010	$31,560	$12,450
Cash used in investing activities	$(312,099)	$(164,145)	$(147,954)
Cash provided by financing activities	$318,151	$129,062	$189,089

Net cash provided by operating activities. Net cash provided by operating activities increased by $12.5 million to $44.0 million for the nine months ended September 30, 2016, compared to $31.6 million for the nine months ended September 30, 2015.  The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2015, the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities increased by $148.0 million to $312.1 million for the nine months ended September 30, 2016, compared to $164.1 million for the nine months ended September 30, 2015. The increase was primarily attributable to the $146.6 million increase in cash paid for property acquisitions, including related deposits, and the $7.8 million increase in cash paid for construction and development projects for comparable periods, partially offset by proceeds of $20.4 million received from real estate dispositions during the current period.

Net cash provided by financing activities. Net cash provided by financing activities was $318.2 million for the nine months ended September 30, 2016, and consists primarily of $174.4 million in net cash proceeds raised from the issuance of 10.35 million shares of common stock, $87.0 million in net cash proceeds raised from the issuance of 3.6 million shares of preferred stock and gross proceeds of $225.0 million from borrowings made under the $225 Million Term Loan Facility, partially offset by the repayment of $140.5 million of net borrowings outstanding under the Revolver and the payment of $24.8 million in dividends and distributions. Net cash provided by financing activities was $129.1 million for the nine months ended September 30, 2015, and consists primarily of $176.3 million in net proceeds raised from the issuance of 11.5 million shares of common stock and proceeds of $100.0 million from the issuance of the Notes, partially offset by the repayment of two secured loans aggregating $91.3 million, the repayment of $25.0 million of net borrowings outstanding under the Revolver and the payment of $19.4 million in dividends and distributions.

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
As of September 30, 2016, interest on our amortizing $60 million term loan has been effectively fixed through the use of two interest rate swaps with notional values of $30.0 million and $29.9 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015, to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015, to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of September 30, 2016, interest on the $100 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 Million Term Loan Facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Credit Facility.
On February 24, 2016, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $125.0 million initially borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional value of $125.0 million with an effective date of February 14, 2018, and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional value of $125.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional value. The interest rate swap will effectively fix the annual interest rate payable on this notional value of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.349% plus an applicable margin under the terms of the $225 Million Term Loan Facility.
On May 12, 2016, we entered into a second interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the incremental $100 million borrowed under the $225 Million Term Loan Facility. The interest rate swap has a notional value of $100.0 million with an effective date of August 14, 2018, and a maturity date of January 14, 2022. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments on a notional value of $100.0 million while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional value. The interest rate swap will effectively fix the annual interest rate payable on this notional value of the Company’s debt which may exist under the $225 Million Term Loan Facility at 1.406% plus an applicable margin under the terms of the $225 Million Term Loan Facility.

At September 30, 2016, we had total consolidated indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $502.8 million. Of this total, $277.8 million, or 55%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $225.0 million, or 45%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2016, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.1 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $1.1 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016(1)	12,986	$21.91	N/A	N/A
August 1, 2016 to August 31, 2016(1)	569	22.19	N/A	N/A
September 1, 2016 to September 30, 2016	—	—	N/A	N/A
	13,555	$21.92	N/A	N/A

(1)	In July 2016 and August 2016, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information
None.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on August 15, 2016)
3.4	Third Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the registrant on August 16, 2016)
4.1	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed with the SEC on August 15, 2016)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

November 4, 2016	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

November 4, 2016	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

November 4, 2016	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)