Form 10-K
period 2016-12-31
Rexford Industrial Realty, Inc.
filed 2017-02-23
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________ __________________________________________________________________________
FORM 10-K
..____________________ __________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(310) 966-1680
(Registrant’s telephone number, including area code)
.____________________ __________________________________________________________________________.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
5.875% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2016 as reported on the New York Stock Exchange (“NYSE”) was approximately $1,382 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 509,016 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 14, 2017 was 66,621,971.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2016, our consolidated portfolio consisted of 136 properties with approximately 15.0 million rentable square feet.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning industrial property by renovating, modernizing or increasing functionality to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and to diversify our sources of cash flow.  Additionally, our proactive approach to leasing and asset management is driven by our in-house leasing department and team of portfolio and property managers who maintain direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier-to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of interests in 136 properties totaling approximately 15.0 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2016, we had 1,266 leases, with no single tenant accounting for more than 1.7% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (45%); Orange County (16%); San Diego (15%); San Bernardino (13%); Ventura (11%).
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
Vertically Integrated Platform: We are a full-service real estate operating company, with substantial in-house capabilities in all aspects of our business. Our platform includes experienced in-house teams focused on acquisitions, analytics and underwriting, asset management and repositioning, property management, sales and leasing, construction management, as well as finance, accounting, legal and human relations departments.
Value-Add Repositioning and Redevelopment Expertise: Our in-house redevelopment and construction management team employs an entrepreneurial approach to redevelopment and repositioning activities that are designed to increase the functionality, cash flow and value of our properties. These activities include converting large underutilized spaces into a series of smaller and more functional spaces, building generic industrial space that appeals to a wide range of tenants, adding additional square footage and modernizing properties by, among other things, upgrading fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making certain other accretive improvements.
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three public offerings of our common stock, one public offering of preferred stock and most recently, through sales of common stock under our at-the-market equity offering program (“ATM Program”). As of the filing date of this Annual Report on Form 10-K, we have sold $13.2 million of our common stock under the ATM Program, leaving us with the capacity to issue up to $111.8 million of additional shares. On February 14, 2017, we amended our $300 million credit facility by entering into the Amended Credit Agreement (as defined below) which, amongst other matters, increased the borrowing capacity of our unsecured revolving credit facility from $200 million (the “Prior Revolver”) to $350 million. As of the filing date of this Annual Report on Form 10-K, we had borrowings of $15 million outstanding under the unsecured revolving credit facility, leaving $335 million available. The Amended Credit Agreement has an accordion feature that permits us to request additional lender commitments up to an additional $550 million, subject to certain conditions. As of December 31, 2016, our ratio of net debt to total market capitalization was 22.6%.

Competition
In acquiring our target properties, we compete with other public industrial property sector REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers, some of which have greater financial resources or other competitive advantages than we do. Such competition may result in an increase in the amount we must pay to acquire a property or may require us to forgo an investment in properties which would otherwise meet our investment criteria. We also face significant competition in leasing available properties to prospective tenants and in re-leasing space to existing tenants. As a result, we may have to provide rent concessions, incur expenses for tenant improvements or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations.
Insurance
We carry commercial property, liability, environmental and terrorism coverage on all the properties in our portfolio under a blanket insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provides for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plan), earthquakes, riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes and are not currently insured against such an event (either with a blanket policy or individual property policies). However, seismic risks are evaluated for all properties during acquisition by a qualified structural engineer. The engineer evaluates the conditions of the physical structure as well as the known geological features in the area to create a statistical analysis of the site. To the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level. In addition to the aforementioned proactive retrofitting of buildings, we will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if and when we deem it cost effective.
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
Employees
As of December 31, 2016, we employed 90 full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.
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
Environmental Matters
The properties that we acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, to the extent we own a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated and, therefore, it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.
Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at a property may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. To mitigate some of the environmental risk, our properties are covered by a blanket environmental insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provides for additional coverage for potential environmental liabilities. These policies, however, are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. We require Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes but is not limited to inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant typically recommends further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. We generally expect to continue to obtain a Phase I or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets and results of operations or liquidity and may not identify all potential environmental liabilities.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this market (such as earthquakes, wild fires and other events). Most of our properties are located in areas known to be seismically active. Our properties are not currently insured against earthquakes (either with a blanket policy or individual property policies). Even if we obtain earthquake insurance in the future, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters.  The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it more costly to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2016, included the following (and accounted for the percentage of our total annualized base rent indicated): Warehousing (24.7%); Wholesale Trade (17.5%); Manufacturing (12.8%); Professional, Scientific, and Technical Services (7.4%); and Retail Trade (6.5%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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
As of December 31, 2016, 8.2% of the rentable square footage of our portfolio was available for lease and leases representing 4.4% of the rentable square footage of our portfolio expired on December 31, 2016. In addition, leases representing 16.3% and 12.6% of the rentable square footage of the properties in our portfolio will expire in 2017 and 2018. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected.
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
The current market for acquisitions of industrial properties in Southern California continues to be extremely competitive. This competition may increase the demand for our target properties and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and/or reducing the rents we can charge and, as a result, adversely affecting our operating results. The impact of the legalization of certain types of marijuana production, distribution and use in California could increase competition to acquire industrial properties within infill Southern California markets, which could reduce the supply of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and, as a result, adversely affecting our operating results.
We may be unable to source off-market or lightly marketed deal flow in the future.
As of December 31, 2016, approximately 69% of the acquisitions by deal count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown or greater than expected liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2016, we have six interest rate swaps in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates.  Two of these swaps have notional values of $30 million and $29.7 million, and currently fix the interest rate on our $59.7 million term loan as follows: (i) $30.0 million at 3.726% from January 15, 2015 to February 15, 2019 and (ii) $29.7 million at 3.910% for the period from July 15, 2015 to February 15, 2019. Two other swaps each have a notional value of $50.0 million, and were executed to fix the interest rate on our $100 million unsecured term loan facility as follows: (i) $50.0 million at 1.790% plus an applicable margin under the terms of the loan agreement from August 14, 2015 to December 14, 2018 and (ii) $50.0 million at 2.005% plus an applicable margin under the terms of the loan agreement from February 16, 2015 to December 14, 2018. The remaining two swaps have notional values of $125.0 million and $100.0 million, and were executed to fix the interest rate on our $225 million unsecured term loan facility as follows: (i) $125.0 million at 1.349% plus an applicable margin under the terms of the loan agreement from February 14, 2018 to January 14, 2022 and (ii) $100.0 million at 1.406% plus an applicable margin under the terms of the loan agreement from August 14, 2018 to January 14, 2022.
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
We may be subject to litigation or threatened litigation. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights, access, legal compliance or uses of our properties, stockholder claims or claims by limited partners in our Operating Partnership, vendor contractual claims and asset purchase and sale related claims. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on us and our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract directors, officers and other key employees.
Compliance or failure to comply with the Americans with Disabilities Act, California Energy Efficiency Standards, and other regulations could result in substantial costs.
Under the Americans with Disabilities Act and parallel California statutes, certain requirements related to access and use by disabled persons must be met. Noncompliance could result in the imposition of fines by the federal and state governments or the award of damages to private litigants. Under recently updated California energy efficiency standards, referred to as Title 24 or The Energy Efficiency Standards for Residential and Nonresidential Buildings, building owners may incur increased costs to renovate properties in order to meet changing energy efficiency standards. If we are required to make unanticipated expenditures or substantial modifications to our properties, whether to comply with the Americans with Disabilities Act and parallel California statutes, Title 24, or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and preferred stock and our ability to make distributions to our stockholders could be adversely affected.
Adverse U.S. and global market, economic and political conditions and other events or circumstances beyond our control could have a material adverse effect on us.
Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. As was the case from 2008 through 2010, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate a steep economic decline.
Additionally, political uncertainty from matters such as the transitioning to a new presidential administration under President Donald J. Trump, changes in governmental policy on a variety of matters such as trade and manufacturing policies, and geopolitical matters such as the exit of the United Kingdom from the European Union and possible restructuring of trade agreements contribute to potential risks beyond our control. It is not possible to predict whether these economic and political occurrences might negatively impact the economies around the world, including the U.S. and Southern California. If these macro-economic and political issues are not managed appropriately, they could lead to currency, sovereign debt or banking crises, other financial and trade turmoil and uncertainty, and lower occupancy, rents and values for individual real estate in our markets.
Recurring U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, also increase the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. This was the case when Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any downgrades to the U.S. government’s sovereign credit rating and that of other nations, or their perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. These developments have the potential to cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, lowered credit ratings of the U.S. and other governments could create financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock.
Our business may be adversely affected by global market, political and economic challenges, including dislocations and volatility in the credit markets and general global economic uncertainty, including the effect of the slowing Chinese economy. These conditions may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock as a result of the following potential consequences, among others:

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

In addition, global market, political and economic conditions could adversely affect the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.
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
Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates. During 2016, as a result of actions taken by the Federal Reserve, market interest rates increased. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.
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
To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of Dodd-Frank have extended implementation periods and delayed effective dates and will require extensive rule making by regulatory authorities.  Further, actions by President Donald J. Trump’s administration may alter Dodd-Frank implementation, interpretation and/or enforcement. While we do not currently expect Dodd-Frank to have a significant direct impact on us, Dodd-Frank’s impact on us may not be known for an extended period of time.  Dodd-Frank, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  Dodd-Frank also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.
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

These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses, and changes to our business will necessitate ongoing changes to our internal control systems and processes. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and price of our common stock.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements or restatements of our financial statements or a decline in the price of our securities.
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
In the future, we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we are able to deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Our real estate development, redevelopment and repositioning activities are subject to risks particular to development,redevelopment and repositioning.
We may engage in development, redevelopment or repositioning activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development, redevelopment and repositioning activities:

•	unsuccessful development, redevelopment or repositioning opportunities could result in direct expenses to us;

•	construction, redevelopment or repositioning costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•
time required to complete the construction, redevelopment or repositioning of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

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

•
our ability to dispose of properties developed, redeveloped or repositioned with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development, redevelopment or repositioning activities once undertaken.
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
We carry commercial property, liability, environmental and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that are appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Currently, we do not carry insurance for certain types of extraordinary losses, such as loss from earthquakes, riots, war and wildfires because we believe such coverage is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from earthquakes, wildfires, riots, war and other uninsured losses. If we do obtain insurance for any of those risks in the future, such insurance cost may impact the operating costs and net cash flow of our properties.
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
All of the properties in our portfolio are located in Southern California, an area that is particularly prone to seismic activity.  According to the U.S. Geological Service, in places where fault systems do not experience frequent tiny shocks and a few moderate earth tremors, strain can build up, producing earthquakes when the strain on tectonic plates releases. In Southern California, the largest most recent quake occurred in 1994 in Northridge, over 20 years ago. A severe earthquake in the Southern California region could result in uninsured damage to a subset or even a substantial portion of our portfolio and could significantly impact our cash flow.
We do not currently carry insurance for losses resulting from earthquakes because we do not believe appropriate coverage is available at a cost commensurate with the loss risk.  We will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage in the future if we deem it cost effective. However, until we obtain such coverage, we would be required to bear all losses, including loss of invested capital and anticipated future cash flows, occurring at these properties as a result of an earthquake. If we do obtain insurance for earthquake risks in the future, such insurance cost may impact the operating costs and net cash flow of our properties.
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
We have co-invested in the past, and may co-invest again in the future, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
In order to qualify and maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction, including any net capital gains. Because of these distribution requirements, we are highly dependent on third-party sources to fund capital needs, including any necessary acquisition financing. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

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
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.
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
Economic conditions can be unpredictable and vary greatly, creating uncertainty and in some cases severely impacted the lending and capital markets, particularly for real estate. When occurring, these conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness, and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard ASTM procedures in Phase I environmental studies, which we obtain on all property acquisitions. In addition to a blanket environmental insurance policy, as needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. However, these policies are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on certain of the properties in our initial portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our initial portfolio. In addition, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation or known or suspected contamination. As a result, we could potentially incur material liability for these issues.
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
On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark, but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts-of-interest policy and appropriate systems and controls. In 2014, NYSE Euronext took over the administration of LIBOR. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by NYSE Euronext, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.
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
As of December 31, 2016, we own 97.1% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our operating partnership to issue additional common units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.
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
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2016, our consolidated portfolio consists of 136 wholly-owned properties located in Southern California infill markets totaling approximately 15.0 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2016.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles - Greater San Fernando Valley
901 W. Alameda Ave.	Burbank	1	Creative Office	1969 / 2009	44,924	0.3%	3	100.0%	$1,467,569	1.2%	$32.67
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.2%	4	100.0%	309,626	0.3%	9.98
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.9%	1	100.0%	1,161,504	1.0%	8.88
9401 De Soto Ave. (6)	Chatsworth	1	Warehouse / Light Manufacturing	1983	150,831	1.0%	—	—%	—	—%	—
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	2.1%	1	100.0%	1,900,180	1.6%	5.95
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	1.0%	10	100.0%	1,207,325	1.0%	7.88

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
700 Allen Ave., 1830 Flower	Glendale	3	Creative Office	1949, 1961 / 2011-2012	25,168	0.2%	1	100.0%	759,048	0.6%	30.16
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,954	3.2%	26	92.4%	4,579,168	3.8%	10.44
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.7%	1	85.7%	716,544	0.6%	8.32
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	1.4%	2	100.0%	1,743,608	1.4%	8.59
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.3%	1	100.0%	578,667	0.5%	11.96
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.2%	4	100.0%	647,222	0.5%	20.47
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.5%	1	100.0%	591,306	0.5%	7.68
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015	55,715	0.4%	1	100.0%	454,634	0.4%	8.16
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.9%	2	100.0%	1,009,092	0.8%	7.26
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave. (6)	Sylmar	2	Warehouse / Light Manufacturing	1969, 2008 / 2006 / 2016	134,030	0.9%	9	100.0%	1,121,482	0.9%	8.37
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,288	0.5%	24	94.9%	906,588	0.8%	12.69
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Light Manufacturing	1987 / 2006	90,722	0.6%	2	100.0%	661,071	0.6%	7.29
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	78,910	0.5%	11	83.9%	961,621	0.8%	14.53
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.5%	1	100.0%	504,908	0.4%	6.21
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	77,790	0.5%	65	100.0%	977,114	0.8%	12.56
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.3%	23	95.6%	645,718	0.5%	13.96
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.2%	2	100.0%	260,962	0.2%	8.83
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.9%	1	100.0%	978,303	0.8%	7.29
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.4%	2	100.0%	484,369	0.4%	7.64
Los Angeles - Greater San Fernando Valley Total		54			2,799,041	18.6%	198	92.1%	24,627,629	20.4%	9.55

Los Angeles - San Gabriel Valley
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.3%	1	100.0%	399,888	0.3%	7.72
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Light Manufacturing	1979	126,036	0.8%	5	100.0%	950,570	0.8%	7.54
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	1.6%	15	94.3%	2,183,633	1.8%	9.60
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.5%	1	100.0%	1,016,794	0.8%	13.38

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.5%	38	95.4%	737,475	0.6%	11.11
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.4%	1	100.0%	586,368	0.5%	9.12
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	99,735	0.7%	25	94.8%	903,601	0.8%	9.56
13914-13932 Valley Blvd.	La Puente	2	Warehouse / Light Manufacturing	1978, 1988 / 2012	58,084	0.4%	27	90.8%	494,772	0.4%	9.38
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.5%	1	100.0%	936,001	0.8%	13.80
2743 Thompson Creek Rd.	Pomona	1	Warehouse / Distribution	1983	245,961	1.6%	1	100.0%	1,136,340	0.9%	4.62
280 W. Bonita Ave.	Pomona	1	Warehouse / Distribution	1983	119,898	0.8%	1	100.0%	561,123	0.5%	4.68
3880 West Valley Blvd. (6)	Pomona	1	Warehouse / Light Manufacturing	1980	108,703	0.7%	1	100.0%	748,877	0.6%	6.89
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	2.2%	2	100.0%	1,442,696	1.2%	4.43
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Distribution	1975	79,050	0.5%	12	97.2%	585,237	0.5%	7.62
14742-14750 Nelson Avenue (6)	City of Industry	2	Warehouse / Distribution	1969	147,360	1.0%	—	—%	—	—%	—
Los Angeles - San Gabriel Valley Total		32			1,881,424	12.5%	131	90.6%	12,683,375	10.5%	7.44

Los Angeles - Central
6020 Sheila St.	Commerce	1	Warehouse / Distribution	2000	70,877	0.5%	1	100.0%	918,103	0.7%	12.95
6700 S Alameda St.	Huntington Park	1	Warehouse / Distribution	1990 / 2008	78,280	0.5%	1	100.0%	1,052,672	0.9%	13.45
679-691 S Anderson St. (6)	Los Angeles	1	Warehouse / Light Manufacturing	1992	47,490	0.3%	1	25.0%	139,626	0.1%	11.76
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	1.3%	3	100.0%	1,420,473	1.2%	7.45
Los Angeles - Central Total		6			387,310	2.6%	6	90.8%	3,530,874	2.9%	10.04

Los Angeles - Mid-Counties
16221 Arthur St.	Cerritos	1	Warehouse / Light Manufacturing	1979	61,372	0.4%	1	100.0%	352,960	0.3%	5.75
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	1.2%	40	95.9%	1,478,661	1.2%	8.74
9615 Norwalk Blvd. (6)	Santa Fe Springs	2	Warehouse / Distribution	1975	38,362	0.2%	1	100.0%	949,260	0.8%	24.74
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	3	Warehouse / Distribution	1982 / 2009	106,995	0.7%	4	100.0%	903,456	0.7%	8.44
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.4%	5	100.0%	427,116	0.3%	7.36
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Light Manufacturing	1982	18,995	0.1%	1	100.0%	315,180	0.3%	16.59
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Light Manufacturing	1971 / 2016	24,875	0.2%	1	100.0%	319,395	0.3%	12.84
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.7%	1	100.0%	687,144	0.6%	6.80
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.6%	24	100.0%	733,484	0.6%	8.53
Los Angeles - Mid-Counties Total		15			672,090	4.5%	78	98.9%	6,166,656	5.1%	9.28

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)

Los Angeles - South Bay
1065 E. Walnut Ave.	Carson	1	Warehouse / Light Manufacturing	1974	172,420	1.2%	2	100.0%	1,951,821	1.6%	11.32
18118-18120 S. Broadway (6)	Carson	3	Warehouse / Distribution	1957 / 1989	78,183	0.5%	5	100.0%	594,234	0.5%	7.60
311, 319 & 329 157th St.	Gardena	4	Warehouse / Light Manufacturing	1960-1971 / 2006-2011	48,000	0.3%	5	100.0%	396,141	0.3%	8.25
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	45,685	0.3%	4	70.9%	295,091	0.3%	9.12
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.7%	1	100.0%	651,899	0.6%	6.75
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.4%	15	100.0%	931,703	0.8%	14.64
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	1.1%	1	100.0%	1,354,243	1.1%	8.22
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.2%	10	100.0%	280,630	0.2%	9.29
7110 Rosecrans Ave.	Paramount	1	Warehouse / Light Manufacturing	1972 / 2015	73,439	0.5%	2	100.0%	561,335	0.6%	7.64
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.3%	26	86.8%	511,212	0.4%	11.90
24105 Frampton Avenue	Torrance	1	Warehouse / Light Manufacturing	1974 / 2016	49,841	0.3%	1	100.0%	406,703	0.3%	8.16
1500-1510 W. 228th St. (6)	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968	89,236	0.6%	5	66.4%	506,944	0.4%	8.55
301-445 Figueroa Street (6)	Wilmington	1	Warehouse / Distribution	1972	133,925	0.9%	8	63.2%	526,296	0.4%	6.22
Los Angeles - South Bay Total		30			1,095,404	7.3%	85	90.9%	8,968,252	7.5%	9.00

Orange County - North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	120,313	0.8%	21	100.0%	1,313,051	1.1%	10.91
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim	2	Warehouse / Light Manufacturing	1973 / 2007	62,395	0.4%	29	94.7%	739,776	0.6%	12.52
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	0.8%	3	100.0%	990,608	0.8%	8.28
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	1.1%	16	100.0%	1,402,071	1.1%	8.69
1210 N Red Gum St	Anaheim	1	Warehouse / Light Manufacturing	1985	64,570	0.4%	1	100.0%	439,788	0.4%	6.81
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	2.3%	10	97.1%	2,000,280	1.7%	5.96
Orange County - North Total		18			874,012	5.8%	80	98.5%	6,885,574	5.7%	8.00

Orange County - West
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	170,865	1.1%	1	100.0%	1,408,130	1.2%	8.24
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.8%	1	100.0%	876,133	0.7%	7.62
12131 Western Avenue (6)	Garden Grove	1	Warehouse / Distribution	1987 / 2007	207,953	1.4%	1	100.0%	2,020,083	1.7%	9.71
Orange County - West Total		3			493,730	3.3%	3	100.0%	4,304,346	3.6%	8.72

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Orange County - South
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Light Manufacturing	1998	46,178	0.3%	—	—%	—	—%	—
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.7%	1	100.0%	1,141,657	0.9%	11.16
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	1.2%	2	100.0%	1,300,771	1.1%	7.19
Orange County - South Total		3			329,458	2.2%	3	86.0%	2,442,428	2.0%	8.62

Orange County - Airport
1601 Alton Pkwy. (6)	Irvine	1	Warehouse / Light Manufacturing	1974	124,000	0.8%	4	88.7%	1,140,315	0.9%	10.37
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	0.8%	1	100.0%	849,538	0.7%	6.96
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	0.7%	56	94.0%	1,095,002	0.9%	11.51
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.3%	11	72.4%	307,061	0.3%	10.99
200-220 South Grand Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	27,200	0.2%	6	80.1%	243,249	0.2%	11.16
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Light Manufacturing	1965 / 2016	98,379	0.6%	3	100.0%	1,088,004	0.9%	11.06
2700‐2722 South Fairview Street	Santa Ana	1	Warehouse / Light Manufacturing	1964 / 1984	116,575	0.8%	3	100.0%	1,153,313	1.0%	9.89
2811 South Harbor Boulevard	Santa Ana	1	Warehouse / Light Manufacturing	1977 / 2015	126,796	0.8%	1	100.0%	987,335	0.8%	7.79
Orange County - Airport Total		13			754,790	5.0%	85	95.2%	6,863,817	5.7%	9.55

San Bernardino - Inland Empire West
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.7%	2	100.0%	503,099	0.4%	4.60
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.9%	2	100.0%	627,662	0.5%	4.80
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair	5	Warehouse / Light Manufacturing	1974	88,016	0.6%	48	91.8%	830,972	0.7%	10.28
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.7%	1	100.0%	478,903	0.4%	4.44
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,322	0.9%	26	94.5%	908,380	0.8%	7.49
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	0.8%	19	98.4%	740,758	0.6%	6.63
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Light Manufacturing	2001	111,890	0.7%	5	100.0%	835,524	0.7%	7.47
9375 Archibald Ave.	Rancho Cucamonga	8	Light Industrial / Office	1980 / 2007	62,677	0.4%	39	94.6%	624,822	0.5%	10.54
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.9%	4	84.5%	1,782,385	1.5%	16.31
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.5%	3	77.3%	394,075	0.3%	6.26
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.7%	57	93.5%	998,528	0.9%	9.92
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	1.4%	1	100.0%	1,096,128	0.9%	5.15
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	1.0%	1	100.0%	752,070	0.6%	5.16

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	1.9%	1	100.0%	1,236,000	1.0%	4.34
San Bernardino - Inland Empire West Total		43			1,813,969	12.1%	209	96.4%	11,809,306	9.8%	6.75

San Bernardino - Inland Empire East
77-700 Enfield Lane	Palm Desert	1	Warehouse / Light Manufacturing	1990	21,607	0.1%	6	87.6%	158,015	0.2%	8.35
6750 Unit B-C - 6780 Central Ave.	Riverside	4	Warehouse / Light Manufacturing	1978	63,675	0.4%	6	100.0%	390,850	0.3%	6.14
San Bernardino - Inland Empire East Total		5			85,282	0.5%	12	96.8%	548,865	0.5%	6.65

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	1.4%	8	100.0%	1,773,661	1.5%	8.24
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Distribution	2008	137,785	0.9%	22	94.3%	1,171,628	1.0%	9.01
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.6%	18	83.3%	754,254	0.6%	10.39
1800 Eastman Ave	Oxnard	1	Warehouse / Distribution	2009	33,332	0.2%	1	100.0%	234,030	0.2%	7.02
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.5%	2	100.0%	545,311	0.4%	7.80
2350-2380 Eastman Ave	Oxnard	4	Warehouse / Distribution	2003	55,296	0.4%	24	94.6%	550,621	0.5%	10.53
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Distribution	1989	49,641	0.3%	17	100.0%	426,056	0.3%	8.58
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Distribution	1988	132,187	0.9%	25	97.5%	1,084,234	0.9%	8.41
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.9%	16	100.0%	1,104,787	0.9%	8.80
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.9%	1	100.0%	832,385	0.7%	6.12
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,530	0.7%	18	95.8%	1,042,374	0.9%	10.61
3233 Mission Oaks Blvd (6)	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014	455,864	3.0%	6	80.3%	2,993,553	2.5%	8.18
Ventura County Total		29			1,600,414	10.7%	158	92.3%	12,512,894	10.4%	8.47

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	1.0%	4	100.0%	1,500,682	1.2%	9.91
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,955	0.6%	10	93.1%	1,143,180	1.0%	13.66
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.5%	7	100.0%	781,905	0.6%	9.72
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.5%	4	100.0%	729,689	0.6%	10.19
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	121,892	0.8%	10	95.6%	917,417	0.8%	7.87
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.5%	7	100.0%	617,812	0.5%	8.96
3927 Oceanic Drive	Oceanside	1	Warehouse / Light Manufacturing	2004	54,740	0.4%	1	100.0%	426,972	0.4%	7.80

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
San Diego - North County Total		18			638,998	4.3%	43	98.2%	6,117,657	5.1%	9.75

San Diego - Central
12345 First American Way	Poway	1	Light Manufacturing / Flex	2002 / 2007	40,022	0.3%	1	100.0%	494,672	0.4%	12.36
12720-12860 Danielson Ct.	Poway	6	Light Industrial / Office	1999	112,062	0.7%	17	100.0%	1,143,040	0.9%	10.20
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,501	0.7%	32	91.2%	1,481,466	1.2%	14.43
2535 Midway Dr. (6)	San Diego	2	Warehouse / Distribution	1972	373,744	2.5%	—	—%	—	—%	—
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,763	1.3%	50	92.6%	2,561,057	2.1%	14.73
9340 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	86,564	0.6%	3	100.0%	762,975	0.6%	8.81
9404 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	46,846	0.3%	1	100.0%	$477,829	0.4%	$10.20
9455 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	96,840	0.6%	2	100.0%	827,403	0.7%	8.54
9755 Distribution Ave.	San Diego	1	Warehouse / Light Manufacturing	1974	47,666	0.3%	2	100.0%	425,409	0.4%	8.92
9855 Distribution Ave	San Diego	1	Warehouse / Light Manufacturing	1983	60,819	0.4%	2	100.0%	584,645	0.5%	9.61
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	0.7%	44	91.8%	1,240,811	1.0%	13.79
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.4%	3	88.5%	467,402	0.4%	8.89
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.7%	1	100.0%	1,107,456	0.9%	9.89
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.6%	1	100.0%	791,770	0.7%	9.48
San Diego - Central Total		45			1,517,713	10.1%	159	72.8%	12,365,935	10.2%	11.19

San Diego - South County
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	76,701	0.5%	16	98.9%	702,783	0.6%	9.27

Consolidated Portfolio - Total / Weighted Average	136 Properties	316			15,020,336	100.0%	1,266	91.7%	120,530,391	100.0%	8.75

(1)	Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.

(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2016.

(3)	Calculated as monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2016, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(4)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2016.

(5)	Calculated as annualized base rent for such property divided by leased square feet for such property as of December 31, 2016.

(6)	This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2016, or is expected to be placed under repositioning in 2017.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2016.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Distribution	51	89.6%	7,726,735	51.4%	$53,804	44.7%	$7.77
Warehouse / Light Manufacturing	69	93.7%	6,001,512	40.0%	$50,892	42.2%	$9.05
Light Industrial / Office (5)	9	94.7%	785,744	5.2%	$9,085	7.5%	$12.21
Light Manufacturing / Flex	7	94.8%	506,345	3.4%	$6,750	5.6%	$14.06
Total / Weighted Average	136	91.7%	15,020,336	100.0%	$120,530	100.0%	$8.75

(1)	Calculated as the average occupancy at such properties as of December 31, 2016.

(2)
Calculated for each property as the monthly contracted base rent per the terms of the lease(s) at such property, as of December 31, 2016, multiplied by 12, and then aggregated by property type.  Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2016.

(4)	Calculated for each property type as annualized base rent for such property type divided by leased square feet for such property type as of December 31, 2016.

(5)	Includes two properties (901 West Alameda and 700 Allen) aggregating 70,092 rentable square feet that are classified as Creative Office.

Uncommenced Leases
Uncommenced leases as of December 31, 2016, reflect signed leases that have not yet commenced as of December 31, 2016.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases.

Market	Leased Square Feet Under Uncommenced Leases	Pro Forma Occupancy(1)	Annualized Base Rent Under Uncommenced Leases(2)	Total Pro Forma Annualized Base Rent(3)	Total Pro Forma Annualized Base Rent per Square Foot(4)
Los Angeles County	18,609	92.4%	$198	$56,175	$8.90
Orange County	—	96.1%	$—	$20,496	$8.70
San Bernardino County	5,520	96.7%	$54	$12,412	$6.76
San Diego County	—	81.0%	$—	$19,186	$10.61
Ventura County	—	92.3%	$—	$12,513	$8.47
Total/Weighted Average	24,129	91.8%	$252	$120,782	$8.76

(1)	Pro forma occupancy is calculated as (i) square footage under lease as of December 31, 2016, plus additional square footage leased pursuant to uncommenced leases as of December 31, 2016.

(2)
Annualized base rent under uncommenced leases is calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced leases, by 12 and then aggregating by market. Amounts in thousands.

(3)	Total pro forma annualized base rent is calculated by adding annualized base rent as of December 31, 2016, and annualized base rent under uncommenced leases. Amounts in thousands.

(4)
Annualized base rent per square foot under uncommenced leases is calculated as (i) annualized rent base under leases entered into as of December 31, 2016, but that had not commenced as of December 31, 2016, divided by (ii) leased square feet under uncommenced leases.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2016.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	4	90.8%	387,310	2.6%	$3,531	2.9%	$10.04
Greater San Fernando Valley	25	92.1%	2,799,041	18.6%	$24,628	20.4%	$9.55
Mid-Counties	9	98.9%	672,090	4.5%	$6,167	5.1%	$9.28
San Gabriel Valley	15	90.6%	1,881,424	12.5%	$12,683	10.5%	$7.44
South Bay	13	90.9%	1,095,404	7.3%	$8,968	7.5%	$9.00
Subtotal / Weighted Average	66	92.1%	6,835,269	45.5%	$55,977	46.4%	$8.89
Orange County
North Orange County	6	98.5%	874,012	5.8%	$6,886	5.7%	$8.00
OC Airport	8	95.2%	754,790	5.0%	$6,864	5.7%	$9.55
South Orange County	3	86.0%	329,458	2.2%	$2,442	2.0%	$8.62
West Orange County	3	100.0%	493,730	3.3%	$4,304	3.6%	$8.72
Subtotal / Weighted Average	20	96.1%	2,451,990	16.3%	$20,496	17.0%	$8.70
San Bernardino County
Inland Empire East	2	96.8%	85,282	0.5%	$549	0.5%	$6.65
Inland Empire West	14	96.4%	1,813,969	12.1%	$11,809	9.8%	$6.75
Subtotal / Weighted Average	16	96.4%	1,899,251	12.6%	$12,358	10.3%	$6.75
Ventura County
Ventura	12	92.3%	1,600,414	10.7%	$12,513	10.4%	$8.47
Subtotal / Weighted Average	12	92.3%	1,600,414	10.7%	$12,513	10.4%	$8.47
San Diego County
Central San Diego	14	72.8%	1,517,713	10.1%	$12,366	10.2%	$11.19
North County San Diego	7	98.2%	638,998	4.3%	$6,117	5.1%	$9.75
South County San Diego	1	98.9%	76,701	0.5%	$703	0.6%	$9.27
Subtotal / Weighted Average	22	81.0%	2,233,412	14.9%	$19,186	15.9%	$10.61
Consolidated Portfolio - Total / Weighted Average	136	91.7%	15,020,336	100.0%	$120,530	100.0%	$8.75

(1)	Calculated as the average occupancy at such properties as of December 31, 2016.

(2)
Represents annualized based rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2016, multiplied by 12), aggregated by market. Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2016.

(4)	Calculated as annualized base rent for such market divided by leased square feet for such market as of December 31, 2016.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2016.

Industry	Number of Leases(1)	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehousing	277	3,812,327	27.6%	$29,784	24.7%	$7.81
Wholesale Trade	256	2,479,575	18.0%	$21,185	17.5%	$8.54
Manufacturing	110	1,876,644	13.6%	$15,447	12.8%	$8.23
Professional, Scientific, and Technical Services	93	787,219	5.7%	$8,953	7.4%	$11.37
Retail Trade	107	1,015,095	7.4%	$7,892	6.5%	$7.77
Transportation	35	727,231	5.3%	$6,468	5.4%	$8.89
Construction	118	585,044	4.3%	$5,829	4.8%	$9.96
Information	34	417,337	3.0%	$4,752	3.9%	$11.39
Repair and Maintenance	36	331,375	2.4%	$3,054	2.5%	$9.22
Paper/Printing	13	377,970	2.7%	$2,895	2.4%	$7.66
Health Care and Social Assistance	27	279,352	2.0%	$2,588	2.1%	$9.26
Administrative and Support and Waste Management and Remediation Services	45	250,031	1.8%	$2,541	2.1%	$10.16
Real Estate and Rental and Leasing	18	266,315	1.9%	$2,422	2.0%	$9.09
Arts, Entertainment, and Recreation	22	127,932	0.9%	$2,104	1.8%	$16.45
Public Administration	6	75,012	0.6%	$1,306	1.1%	$17.41
Other	69	385,972	2.8%	$3,562	3.0%	$9.23
Total / Weighted Average	1,266	13,794,431	100.0%	$120,782	100.0%	$8.76

(1)	A single lease may cover space in more than one building.

(2)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2016, multiplied by 12, and then aggregated by industry.  Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2016.

(4)	Calculated as annualized base rent for tenants in such industry divided by leased square feet for tenants in such industry as of December 31, 2016.
Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2016, our consolidated properties were 91.8% leased to tenants in a variety of industries, with no single tenant accounting for more than 1.7% of our total annualized base rent. Our average lease size is approximately 10,896 square feet, and approximately 51% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined account for 12.9% of our annualized base rent as of December 31, 2016. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2016.

Tenant	Submarket	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Money Mailer Holding Corporation	West Orange County	207,953	1.5%	$2,020	1.7%	$9.71	12/31/2016(4)
32 Cold, LLC(5)	Central LA	149,157	1.1%	$1,971	1.6%	$13.21	3/31/2026(6)
Cosmetic Laboratories of America, LLC	Greater San Fernando Valley	319,348	2.3%	$1,900	1.6%	$5.95	6/30/2020
Triscenic Production Services, Inc.	Greater San Fernando Valley	255,303	1.9%	$1,885	1.6%	$7.38	3/31/2022(7)
Technicolor Home Entertainment Services, Inc.	Ventura	144,465	1.0%	$1,433	1.2%	$9.92	5/31/2017(8)
Valeant Pharmaceuticals International, Inc.	West Orange County	170,865	1.2%	$1,408	1.2%	$8.24	12/31/2019
Triumph Processing, Inc.	South Bay	164,662	1.2%	$1,354	1.1%	$8.22	5/31/2030
Heritage Bag Company	Inland Empire West	284,676	2.1%	$1,236	1.0%	$4.34	11/27/2030
Biosense Webster	San Gabriel Valley	89,920	0.7%	$1,168	1.0%	$12.99	10/31/2020(9)
Senior Operations, Inc.	Greater San Fernando Valley	130,800	0.9%	$1,162	0.9%	$8.88	11/30/2024
Top 10 Tenants		1,917,149	13.9%	$15,537	12.9%	$8.10
All Other Tenants		11,877,282	86.1%	$105,245	87.1%	$8.86
Total Consolidated Portfolio		13,794,431	100.0%	$120,782	100.0%	$8.76

(1)
Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease as of December 31, 2016, multiplied by 12.  Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2016.

(3)	Calculated as annualized base rent for such tenant divided by leased square feet for such tenant as of December 31, 2016.

(4)	As of December 31, 2016, this tenant is occupying the property located at 12131 Western Avenue. We plan to reposition this property in 2017 after the tenant vacates.

(5)
These leases were amended, assumed by the tenant, and approved for inclusion in their anticipated plan of reorganization by the residing court in connection with the tenant’s chapter 11 reorganization plan under the United States Bankruptcy Code.

(6)	Includes (i) 78,280 rentable square feet expiring September 30, 2025, and (ii) 70,877 rentable square feet expiring March 31, 2026.

(7)	Includes (i) 38,766 rentable square feet expiring November 30, 2019, (ii) 147,318 rentable square feet expiring September 30, 2021, and (iii) 69,219 rentable square feet expiring March 31, 2022.

(8)
As of December 31, 2016, this tenant is occupying 144,465 rentable square feet at the property located at 3233 Mission Oaks Boulevard, which includes 107,965 rentable square feet of warehouse space. We plan to reposition this warehouse space in 2017 after the tenant vacates.

(9)	Includes (i) 12,800 rentable square feet expiring September 30, 2017, (ii) 1,120 rentable square feet expiring September 30, 2019, and (iii) 76,000 rentable square feet expiring October 31, 2020.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2016, there were 195 triple net leases in our consolidated portfolio, representing approximately 56% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2016, there were 865 modified gross leases in our consolidated portfolio, representing approximately 35% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2016, there were 206 gross leases in our consolidated portfolio, representing approximately 9% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2016:

Square Feet	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	838	1,743,534	12.6%	$19,445	16.1%	$11.15
5,000 - 9,999	159	1,097,845	8.0%	$11,394	9.4%	$10.38
10,000 - 24,999	158	2,530,727	18.3%	$24,233	20.1%	$9.58
25,000 - 49,999	47	1,678,652	12.2%	$15,661	13.0%	$9.33
>50,000	64	6,743,673	48.9%	$50,049	41.4%	$7.42
Total / Weighted Average	1,266	13,794,431	100.0%	$120,782	100.0%	$8.76

(1)
Calculated for each lease as the monthly contracted base rent per the terms of such lease, as of December 31, 2016, multiplied by 12, and then aggregated by square feet. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(2)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2016.

(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases as of December 31, 2016.

Lease Expirations
As of December 31, 2016, our weighted average in-place remaining lease term was approximately 3.5 years including month-to-month leases, and approximately 3.6 years excluding month-to-month leases. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2016, plus available space, for each of the 10 full calendar years commencing December 31, 2016 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available(5)	—	1,225,906	8.2%	$—	—%	$—
MTM Tenants(6)	98	269,121	1.8%	2,899	2.4%	$10.77
2016	32	668,647	4.4%	5,345	4.4%	$7.99
2017	374	2,448,705	16.3%	21,552	17.8%	$8.80
2018	335	1,888,409	12.6%	17,473	14.5%	$9.25
2019	212	1,913,525	12.7%	16,984	14.1%	$8.88
2020	79	1,629,744	10.8%	14,066	11.6%	$8.63
2021	81	2,269,426	15.1%	19,163	15.9%	$8.44
2022	18	595,388	4.0%	4,217	3.5%	$7.08
2023	13	445,013	3.0%	4,641	3.8%	$10.43
2024	9	567,902	3.8%	5,189	4.3%	$9.14
2025	4	260,467	1.7%	2,479	2.1%	$9.52
Thereafter	11	838,083	5.6%	6,774	5.6%	$8.08
Total Consolidated Portfolio	1,266	15,020,336	100.0%	$120,782	100.0%	$8.76

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of December 31, 2016, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2016.

(4)	Calculated as annualized base rent for such leases divided by leased square feet for such leases as of December 31, 2016.

(5)	Represents vacant space as of December 31, 2016.

(6)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy. Includes 61 MTM leases totaling 62,590 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to the number and the small size of spaces, we typically only enter into MTM leases.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenant at the properties in our portfolio as follows:

	The Year Ended December 31,
	2016			2015			2014
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases - First Generation(3)(4)	$1,474	493,978	$2.98	$736	516,605	$1.42	$547	272,523	$2.01
New Leases - Second Generation(3)(5)	2,295	1,182,569	1.94	1,509	893,499	1.69	1,303	679,558	1.92
Renewal Leases	288	377,053	0.76	190	209,910	0.91	419	568,956	0.74
Total Tenant Improvements	$4,057	2,053,600	$1.97	$2,435	1,620,014	$1.50	$2,269	1,521,037	$1.49
Leasing Commissions
New Leases - First Generation(3)(4)	$2,622	1,586,659	$1.65	$1,538	868,335	$1.77	$597	426,427	$1.40
New Leases - Second Generation(3)(5)	1,516	915,069	1.66	1,108	890,044	1.24	767	704,126	1.09
Renewal Leases	1,144	1,801,991	0.63	255	579,677	0.44	674	671,935	1.00
Total Leasing Commissions	$5,282	4,303,719	$1.23	$2,901	2,338,056	$1.24	$2,038	1,802,488	$1.13
Total Tenant Improvements & Leasing Commissions	$9,339	6,357,319	$3.20	$5,336	3,958,070	$2.74	$4,307	3,323,525	$2.62

(1)	Cost is reported in thousands. Costs of tenant improvements include contractual tenant allowances and costs necessary to prepare a space for occupancy by a new tenant.

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2016			2015			2014
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$21,192	9,061,612	$2.34	$14,472	6,118,145	$2.37	$9,053	4,575,916	$1.98
Recurring Capital Expenditures(5)	2,792	13,611,194	$0.21	3,530	10,710,780	$0.33	2,387	7,621,459	$0.31
Total Capital Expenditures	$23,984			$18,002			$11,440

(1)	Cost is reported in thousands.

(2)
For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio for the period.

(3)	PSF amounts calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (1) and (2) above.

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

Item 3. Legal Proceedings
From time to time, we are party to various lawsuits, claims and legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. On February 14, 2017, the reported closing sale price per share of our common stock was $22.67, and there were approximately 181 holders of record. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
The following table sets forth the high and low closing sales prices for our common stock as reported by the NYSE and the per share dividends declared on our common stock, for the periods indicated:

	Range
Period	High	Low	Cash Dividend per Common Share
2016:
First Quarter	$18.36	$15.43	$0.135
Second Quarter	$21.10	$17.85	$0.135
Third Quarter	$23.17	$20.91	$0.135
Fourth Quarter	$23.27	$20.27	$0.135
2015:
First Quarter	$16.69	$15.52	$0.120
Second Quarter	$16.08	$14.48	$0.120
Third Quarter	$15.10	$12.69	$0.135
Fourth Quarter	$16.66	$13.92	$0.135
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
Sales of Unregistered Securities
None.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016 (1)	11,138	$21.99	N/A	N/A
November 1, 2016 to November 30, 2016	—	—	N/A	N/A
December 1, 2016 to December 31, 2016	—	—	N/A	N/A
	11,138	$21.99	N/A	N/A

(1)	In October 2016, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from July 18, 2013 to December 31, 2016 with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on July 18, 2013 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

	Period Ending
Index	7/18/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Rexford Industrial Realty, Inc.	100.00	95.80	105.10	117.83	111.09	126.93	165.92	184.60
S&P 500	100.00	110.47	118.36	125.60	127.14	127.34	132.22	142.56
MSCI US REIT	100.00	91.51	107.69	119.31	111.92	122.31	138.90	132.83
SNL US REIT Industrial	100.00	93.91	106.36	113.62	100.84	117.07	144.02	147.43

Item 6. Selected Financial Data.
The following table sets forth selected financial and operating data on a historical basis for “Rexford Industrial Realty, Inc. Predecessor” prior to our IPO and Rexford Industrial Realty, Inc. subsequent to our IPO. Rexford Industrial Realty, Inc. Predecessor consists of Rexford Industrial, LLC, Rexford Sponsor V LLC, Rexford Industrial Fund V REIT, LLC and their consolidated subsidiaries which consists of Rexford Industrial Fund I, LLC, Rexford Industrial Fund II, LLC, Rexford Industrial Fund III, LLC, Rexford Industrial Fund IV, LLC, Rexford Industrial Fund V, LP and their subsidiaries. Each of the entities comprising Rexford Industrial Realty, Inc. Predecessor were owned, managed, and controlled, individually or jointly, by our predecessor principals. As such, we have combined these entities on the basis of common ownership and common management.
You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and related notes, elsewhere in this Annual Report on Form 10-K.
The summary historical consolidated and combined financial and operating data as of December 31, 2016, 2015, 2014, 2013, and 2012 and for the years ended December 31, 2016, 2015 and 2014, the period from July 24, 2013 to December 31, 2013, the period from January 1, 2013 to July 23, 2013, and the year ended December 31, 2012, have been derived from our audited historical consolidated financial statements subsequent to our IPO and our audited historical combined financial statements of Rexford Industrial Realty, Inc. Predecessor prior to our IPO.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations and properties held for sale for all periods presented.

	Rexford Industrial Realty, Inc.				Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from July 24, 2013 to December 31, 2013	Year Ended Period from January 1, 2013 to July 23, 2013	Year Ended December 31, 2012
	(in thousands, except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$126,192	$93,900	$66,581	$21,618	$22,747	$32,994
Net income (loss) from continuing operations	$25,876	$1,950	$(1,170)	$(1,002)	$(8,194)	$(8,314)
Net income (loss)	$25,876	$1,950	$976	$(711)	$(4,281)	$(8,957)
Per Share Data:
Weighted average common shares outstanding - basic	62,723,021	54,024,923	31,953,506	24,925,226
Weighted average common shares outstanding - diluted	62,965,554	54,024,923	31,953,506	24,925,226
Net income (loss) from continuing operations available to common stockholders - basic and diluted	$0.36	$0.03	$(0.04)	$(0.04)
Net income (loss) available to common stockholders - basic and diluted	$0.36	$0.03	$0.02	$(0.03)
Dividends declared per common share	$0.54	$0.51	$0.48	$0.21
Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$1,552,129	$1,188,766	$930,462	$540,623		$368,978
Total real estate held for investment, after accumulated depreciation	$1,416,989	$1,085,143	$853,578	$481,673		$313,608
Total assets	$1,515,008	$1,153,251	$932,185	$554,236		$419,114
Notes payable	$500,184	$418,154	$356,365	$192,008		$294,037
Total liabilities	$552,868	$459,507	$386,308	$212,467		$322,866
Preferred stock	$86,651	$—	$—	$—		$—
Total equity	$962,140	$693,744	$545,877	$341,769		$96,248
Other Data:
Funds from operations(1)	$58,584	$43,844	$27,970	$8,316	$4,307	$4,614
Cash flow provided by operating activities	$56,432	$40,508	$24,504	$8,912	$4,593	$1,080
Cash flow used in investing activities	$(361,214)	$(236,774)	$(380,581)	$(81,719)	$(46,616)	$(23,778)
Cash flow provided by (used in) financing activities	$315,106	$192,861	$355,686	$81,804	$(1,476)	$45,269
Total number of in-service properties	136	119	98	68	61	60

(1)
See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations,” in this Annual Report on Form 10-K for a reconciliation to net income and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the sections of this Annual Report on Form 10-K entitled “Risk Factors,” “Forward-Looking Statements,” “Business” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013.  Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of December 31, 2016, our consolidated portfolio consisted of 136 properties with approximately 15.0 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties where we can enhance returns through value-add renovations and redevelopment. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated platform and extensive value-add investment and management capabilities, we believe we are in a position to capitalize upon the opportunities in our markets to achieve our objectives.

Highlights
Acquisitions

•
During 2016, we acquired 20 properties, aggregating 3.4 million square feet, for an aggregate cost of $371.7 million, of which four properties aggregating 0.8 million square feet were considered value-add acquisitions.

Repositioning

•
During 2016, we leased-up four of our value-add repositioning properties located at 2610 & 2701 Birch Street, 24105 Frampton Avenue, 12247 Lakeland Road and 15140 & 15148 Bledsoe Street. As of December 31, 2016, three of our repositioning properties are in the lease-up phase.

Dispositions

•
During 2016, we completed the sale of five of our properties with a combined 310,871 rentable square feet, for a total gross sales price of $40.7 million. The net cash proceeds, which totaled $38.5 million, were reinvested as part of three separate 1031 Exchange transactions.

Equity

•
In April 2016, we completed a public follow-on offering of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase 1,350,000 shares of our common stock, at an offering price of $17.65 per share, for net proceeds of approximately $174.4 million after deducting the underwriters’ discount and offering costs.

•
In August 2016, we completed a public offering of 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share, for net proceeds of approximately $86.7 million after deducting the underwriters’ discount and offering costs.

•
During December 2016, we sold a total of 571,368 shares of our common stock under our ATM Program, of which 168,685 shares were settled in January 2017, for gross proceeds of $13.2 million, or approximately $23.14 per share, and net proceeds of approximately $13.0 million after deducting the sales agents’ fee.

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

•
In April 2016, we exercised the accordion that was available to us under the $125 million unsecured term loan facility and established a new incremental term loan in an aggregate principal amount of $100 million.

•	In May 2016, we executed a forward interest swap that will effectively fix the incremental $100 million term loan at 1.406% plus an applicable margin from August 14, 2018, to January 14, 2022.

•
In February 2017, we entered into an agreement for a $450 million senior unsecured credit facility, comprised of a $350 million unsecured revolving credit facility that will mature in February 2021, with two six-month extensions available, and a $100 million unsecured term loan facility that will mature in February 2022. Borrowings under the $350 million unsecured revolving credit facility bear interest at LIBOR plus an applicable margin that will range from 1.10% to 1.50% per annum depending on our leverage ratio, and the $100 million unsecured term loan facility bears interest at LIBOR plus an applicable margin that will range from 1.20% to 1.70% per annum depending on our leverage ratio.

Factors That May Influence Future Results of Operations

Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. Available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are reducing and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional population, substantial growth in e-commerce transaction and delivery volumes as well as further compression of delivery time-frames. Even with concerns about global growth, potential changes to trade and tariff policies and the threat of rising interest rates, we are seeing a number of positive trends in some of our key markets that we expect will continue into the upcoming year.
In Los Angeles County, we saw positive market trends in 2016, as record high occupancy levels continued year-over-year, and asking lease rates increased at a stable pace during 2016. We expect that rents will continue to improve through 2017, as occupancy is at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, rents continued their upward trend during 2016 and vacancy slightly declined year-over-year.  We expect that the low availability of industrial product in this region, primarily due to re-zoning of available land to residential or mixed-use, will cause leasing rates to continue to grow through 2017.
In San Diego, the market fundamentals continued to be strong during 2016, as asking lease rates increased to a record high and overall vacancy in the market decreased to an all-time low.
In Ventura County, there was a slight increase in vacancy and a slight decrease in asking lease rates year-over-year.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy remained low and asking lease rates increased significantly year-over-year. We expect the outlook for the Inland Empire West to remain positive over the upcoming year. We generally do not focus on properties located within the non-infill Inland Empire East sub-market.
Acquisitions and Development of Properties
A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add-value through functional or physical repositioning and improvements.  Through various redevelopment, repositioning, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy and lease rates that meet or exceed market rates.
A repositioning can consist of a range of improvements to a property.  This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement or fire-life-safety systems or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
As of December 31, 2016, four of our properties were in various stages of repositioning and three of our properties were in the lease-up stage. In addition, we anticipate beginning repositioning work on five additional properties during 2017. The table below sets forth a summary of these properties, as well as the four repositioning properties that were completed and fully leased during 2016. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

					Estimated Construction Period
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up Stage	Acquisition Date	Start	Completion(1)	Occupancy at 12/31/16
Current Repositioning:
2535 Midway Drive (Central SD)	SD	373,744	373,744	10/22/2015	4Q-2015	3Q-2018	—%
14750 Nelson Avenue (San Gabriel Valley)(2)	LA	147,360	147,360	9/8/2016	3Q-2016	1Q-2018	—%
301-445 Figueroa Street (South Bay)	LA	133,925	49,346	11/4/2016	4Q-2016	3Q-2017	63.2%
228th Street (South Bay)(3)	LA	89,236	23,749	2/25/2014	1Q-2016	2Q-2017	66.5%
Total		744,265	594,199

Lease-up Stage:
1601 Alton Parkway (OC Airport)(4)	OC	124,000	14,000	6/27/2014	4Q-2014	1Q-2017	88.7%
9401 De Soto Avenue (San Fernando Valley)	LA	150,831	150,831	3/18/2015	2Q-2015	1Q-2016	—%
679-691 S. Anderson Street (Central LA)	LA	47,490	35,617	11/24/2014	1Q-2016	3Q-2016	25.0%
Total		322,321	200,448
Total Current Repositioning and Lease-up Stage:		1,066,586	794,647

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(5)	LA	38,362	—	4/30/2015	2Q-2017	2Q-2018	100.0%
12131 Western Avenue (West OC)(6)	OC	207,953	—	4/15/2016	1Q-2017	2Q-2017	100.0%
3880 Valley Boulevard (San Gabriel Valley)	LA	108,703	—	6/27/2014	1Q-2017	3Q-2017	100.0%
18118 S. Broadway Street (South Bay)(7)	LA	78,183	—	4/4/2013	1Q-2017	3Q-2017	100.0%
3233 Mission Oaks Boulevard (Ventura)(8)	VC	455,864	—	7/6/2016	2Q-2017	1Q-2018	80.3%
Total		889,065	—

Total Current Repositioning, Lease-up Stage and Future Repositioning		1,955,651	794,647

Completed and Leased-up:
2610 & 2701 S. Birch Street (OC Airport)	OC	98,379	—	6/5/2014	N/A	N/A	100.0%
24105 Frampton Avenue (South Bay)	LA	49,841	—	3/20/2014	N/A	N/A	100.0%
12247 Lakeland Road (Mid-Counties)	LA	24,875	—	12/16/2015	N/A	N/A	100.0%
15140 & 15148 Bledsoe Street (San Fernando Valley)	LA	134,030	—	10/25/2004	N/A	N/A	100.0%
Total		307,125	—

(1)
The estimated construction completion period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
The total property rentable square feet in the table above reflects the square footage of the existing building that was acquired. Upon completion of the project, the property will be approximately 200,000 square feet, which reflects an increase in square footage from the construction of two additional buildings on the excess land.

(3)	The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,749 rentable square feet were under repositioning as of December 31, 2016.

(4)
During the year ended December 31, 2016, we completed construction and leased-up three units totaling 60,667 rentable square feet. We expect to complete construction and lease-up the remaining 14,000 rentable square foot unit during 1Q-2017.

(5)
9615 Norwalk has 10.26 acres of partially paved storage yard/industrial land that is currently under a month-to-month lease. We plan to construct a new building with approximately 200,000 rentable square feet after the month-to-month lease terminates.

(6)
On December 31, 2016, the full building lease held by Money Mailer Holding Corporation expired, and we subsequently began our repositioning of this building.  Subsequent to December 31, 2016, we entered into a short-term lease with a tenant who will occupy approximately 100,000 rentable square feet during the construction period.  This tenant is required to relocate within the building throughout construction so that we can complete our repositioning of the building. We have the right to terminate this short-term lease to coincide with the future leasing of the repositioned building.

(7)	The property located at 18118-18120 S. Broadway includes three buildings. We plan to reposition one building with 18,033 rentable square feet when the current tenant vacates in 1Q-2017.

(8)	We plan to reposition 107,965 rentable square feet of warehouse space at this property when the current tenant vacates in 2Q-2017.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $1.7 million of interest expense and $0.8 million of insurance and real estate tax expense during the year ended December 31, 2016, related to our repositioning and redevelopment projects.

Rental Revenue
Our operating results depend primarily upon generating rental revenue from the properties in our consolidated portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of December 31, 2016, our consolidated portfolio was 91.7% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table above, as of December 31, 2016, seven of our properties with a combined 0.8 million vacant rentable square feet, were currently in various stages of redevelopment, repositioning or lease-up. These seven properties are concentrated in our Los Angeles, Orange County and San Diego markets, and represent 5.3% of our total consolidated portfolio square footage as of December 31, 2016. Including vacant repositioning space and lease-up space at these seven properties, our weighted average occupancy rate as of December 31, 2016, in Los Angeles, Orange County and San Diego was 92.1%, 96.1% and 81.0%, respectively. Excluding vacant repositioning space and lease-up space at these seven properties, our weighted average occupancy rate as of December 31, 2016, in these markets was 97.9%, 96.7% and 97.3%, respectively, and our overall portfolio occupancy excluding these properties was 96.8%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Throughout 2016, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive in 2017, and we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2016:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2016	46	248,520	4.6	$10.77	28.8%	15.0%
Q2-2016	65	476,858	4.1	$9.52	29.1%	14.8%
Q3-2016	59	519,212	4.3	$9.54	17.6%	10.7%
Q4-2016	48	401,081	4.2	$9.44	18.0%	9.0%
Total/Weighted Average	218	1,645,671	4.3	$9.70	23.9%	12.8%

	Renewals						Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2016	80	712,771	3.0	$9.01	11.7%	4.4%	130	1,071,075	66.5%
Q2-2016	78	598,301	4.7	$9.99	20.7%	9.0%	129	936,655	63.9%
Q3-2016	75	318,179	3.0	$10.43	14.4%	4.9%	130	619,461	51.4%
Q4-2016	50	363,601	3.1	$8.95	15.5%	5.0%	94	477,966	76.1%
Total/Weighted Average	283	1,992,852	3.5	$9.52	15.3%	5.9%	483	3,105,157	64.2%

(1)
Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases executed during each respective quarter.

(2)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(3)	Calculated as the change between cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(4)
The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2016, exclude 82 leases aggregating 1,057,003 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year, (iv) space with different lease structures (for example a change from a gross lease to a modified gross lease or an increase or decrease in the leased square footage) or (v) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2016, exclude 36 leases aggregating 252,872 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) space with lease terms shorter than six months.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the year ended December 31, 2016, we completed repositioning at five of our properties located at 9401 De Soto Avenue, 679-691 S. Anderson Street, 24105 Frampton Avenue, 12247 Lakeland Road and 15140 & 15148 Bledsoe Street, and at the end of 2015, we completed repositioning at our property located at 2610 & 2701 S. Birch Street. As of December 31, 2016, our properties located at 9401 De Soto Avenue and 679-691 S. Anderson Street were in the lease-up stage. We also have one repositioning property located at 1601 Alton Parkway, with a construction completion period estimated for the first quarter of 2017, and four additional current repositioning properties with estimated construction completion periods ranging from mid-2017 to mid-2018. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the desirability of our individual properties, which may impact our results of operations.
As of December 31, 2016, 1.2 million rentable square feet of our portfolio was available for lease and leases representing 0.7 million rentable square feet of our portfolio expired on December 31, 2016, including a full building lease for 207,953 rentable square feet held by one of our top tenants (Money Mailer Holding Corporation located at 12131 Western Avenue) and a second full building lease for 108,703 rentable square feet located at 3880 Valley Boulevard. Subsequent to December 31, 2016, we began our repositioning of these two buildings.
Leases representing 16.3% and 12.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2017 and 2018, respectively. During the year ended December 31, 2016, we renewed 283 leases, or 58.6% of the number of leases scheduled to expire, which represented 64.2% of the aggregate rentable square footage under all expiring leases. Our retention rate during the year was impacted by our strategy to roll certain tenants at recessionary rents and to replace them with higher quality tenants paying higher rents. New and renewal leases signed during the current year had a weighted average term of 4.3 and 3.5 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2017 and 2018, represent 17.8% and 14.5%, respectively, of the total annualized base rent for our portfolio as of December 31, 2016. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2017 and 2018 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. Over the last few years, rental rates for comparable product in our submarkets have generally been rising. This positive trend offers a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2017 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2018 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in this market may affect our overall performance.
Property Expenses
Our rental expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. The majority of our leases also comprise contractual three percent annual rental rate increases meant, in part, to help mitigate potential increases in property expenses over time. However, the terms of our leases vary and in some instances we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.
Taxable REIT Subsidiary
As of December 31, 2016, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2016 and 2015.
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
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this report on Form 10-K.
Investment in Real Estate
Acquisitions
When we acquire operating properties with the intention to hold the investment for the long-term, and such acquisitions meet the accounting criteria to be accounted for as business combinations, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Because of the timing or complexity of completing certain fair value adjustments, the initial purchase price allocation may be incomplete at the end of a reporting period, in which case we may record provisional purchase price allocation amounts based on information available at the acquisition date. Subsequent adjustments to provisional amounts are recognized during the measurement period, which cannot exceed one year from the date of acquisition.
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2016, we used discount rates ranging from 6.00% and 8.50% and capitalization rates ranging from 5.25% to 7.50%.
  In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value for acquisitions completed during the year ended December 31, 2016, we used an estimated average lease-up period ranging from six to twelve months. Acquisition costs associated with business combinations are expensed in the period they are incurred.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis. We capitalized total acquisition costs of $0.2 million, $0.7 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Capitalization of Costs
We capitalize direct costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. This includes certain general and administrative costs, including payroll, bonus, and non-cash equity compensation of the personnel performing development, renovations and rehabilitation if such costs are identifiable to a specific activity to get the real estate asset ready for its intended use. During the development and construction periods of a project, we also capitalize interest, real estate taxes and insurance costs. We cease capitalization of costs upon substantial completion of the project, but no later than one year from cessation of major construction activity. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize for the incomplete portion of the project. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
We capitalized interest costs of $1.7 million, $0.8 million and $42 thousand during the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized real estate taxes and insurance aggregating $0.8 million, $0.8 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized compensation costs for employees who provide construction services of $1.0 million, $0.9 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Estimated reimbursements from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant.
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
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
For the comparison of the years ended December 31, 2016 and 2015, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2015, and still owned by us as of December 31, 2016, which consisted of 95 properties aggregating approximately 9.5 million rentable square feet. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during 2016 and 2015, interest income from our note receivable, interest expense and corporate general and administrative expenses. For the comparison of the years ended December 31, 2016 and 2015, our Total Portfolio includes the properties in our Same Properties Portfolio, the 41 properties aggregating approximately 5.5 million rentable square feet that were acquired during 2015 and 2016, and the five properties aggregating approximately 0.3 million rentable square feet that were sold during 2016.
As of December 31, 2016 and 2015, our Same Properties Portfolio occupancy was approximately 96.1% and 93.0%, respectively. For the years ended December 31, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 93.4% and 90.7%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2016	2015			2016	2015
	($ in thousands)
RENTAL REVENUES
Rental revenues	$77,450	$71,802	$5,648	7.9%	$107,594	$81,114	$26,480	32.6%
Tenant reimbursements	10,352	9,668	684	7.1%	16,723	10,479	6,244	59.6%
Other income	626	929	(303)	(32.6)%	943	1,013	(70)	(6.9)%
TOTAL RENTAL REVENUES	88,428	82,399	6,029	7.3%	125,260	92,606	32,654	35.3%
Management, leasing and development services	—	—	—	—%	473	584	(111)	(19.0)%
Interest income	—	—	—	—%	459	710	(251)	(35.4)%
TOTAL REVENUES	88,428	82,399	6,029	7.3%	126,192	93,900	32,292	34.4%
EXPENSES
Property expenses	23,734	22,488	1,246	5.5%	33,619	25,000	8,619	34.5%
General and administrative	—	—	—	—%	17,415	15,016	2,399	16.0%
Depreciation and amortization	33,611	36,570	(2,959)	(8.1)%	51,407	41,837	9,570	22.9%
TOTAL OPERATING EXPENSES	57,345	59,058	(1,713)	(2.9)%	102,441	81,853	20,588	25.2%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	1,855	2,136	(281)	(13.2)%
Interest expense	—	—	—	—%	14,848	8,453	6,395	75.7%
TOTAL OTHER EXPENSE	—	—	—	—%	16,703	10,589	6,114	57.7%
TOTAL EXPENSES	57,345	59,058	(1,713)	(2.9)%	119,144	92,442	26,702	28.9%
Equity in income from unconsolidated real estate entities	—		—		1,451	93	1,358
Gain from early repayment of note receivable	—	—	—		—	581	(581)
Loss on extinguishment of debt	—	—	—		—	(182)	182
Loss on sale of real estate	—	—	—		17,377	—	17,377
NET INCOME	31,083	23,341	7,742		25,876	1,950	23,926

Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $5.6 million, or 7.9%, and $26.5 million, or 32.6%, respectively, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in our Same Properties Portfolio is primarily due to the increase in our average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the revenues from the 41 properties we acquired during 2015 and 2016.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.7 million, or 7.1%, and increased $6.2 million or 59.6%, respectively, for the year ended December 31, 2016, compared to the year ended December 31, 2015.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due to the lease-up of completed triple net repositioning properties during 2015 and supplemental assessments of certain of our properties resulting in lower reimbursable real estate taxes during the year ended December 31, 2015. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 41 properties we acquired during 2015 and 2016.
 Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased by $0.3 million, or 32.6%, and $0.1 million, or 6.9%, respectively, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease in our Same Properties Portfolio other income is primarily due to a decrease in filming income at one of our properties and a decrease in late fee income and other miscellaneous tenant income. The decrease in our Total Portfolio income is primarily due to a decrease in miscellaneous tenant income.

Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 19.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to our acquisition of the property located at 3233 Mission Oaks Boulevard from our unconsolidated joint venture in July 2016. Prior to this acquisition, we earned fees and commissions for providing property and construction management services for the property.

Interest Income
Our Total Portfolio interest income decreased by $0.3 million, or 35.4%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. Interest income for the year ended December 31, 2016, relates to a $6.0 million mortgage loan that we made on July 1, 2016, that is secured by an industrial property located in Rancho Cucamonga, California and that bears interest at 10.0% per annum. Interest income for the year ended December 31, 2015, relates to a mortgage note receivable that was repaid on August 21, 2015, ahead of its scheduled maturity. The mortgage note receivable was secured by an industrial property located at 32401-32803 Calle Perfecto (the “Calle Perfecto Note”) and bore interest at 6.001% per annum.
Property Expenses
Our Same Properties Portfolio property expenses increased by $1.2 million or 5.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to an increase in real estate tax expense and repairs and maintenance. The increase in real estate tax expense was due to supplemental assessments of certain of our properties resulting in lower real estate taxes during the year ended December 31, 2015, and a decrease in capitalized real estate taxes for properties under repositioning for comparable periods.  Our Total Portfolio property expenses increased by $8.6 million, or 34.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of the incremental expenses from the 41 properties we acquired during 2015 and 2016.

General and Administrative
Our Total Portfolio general and administrative expenses increased by $2.4 million, or 16.0% for the year ended December 31, 2016, compared to the year ended December 31, 2015.  The increase is primarily due to the following: (i) a $2.0 million increase in non-cash equity compensation expense primarily due to equity grants made in December 2015, (ii) a $0.9 million increase in bonus expense due to Company performance, (iii) a $0.7 million increase in payroll and employment related costs primarily due to an increase in headcount, (iv) a $0.4 million increase in other various corporate expenses and (v) a $0.4 million increase in professional service and consulting fees. These increases were partially offset by the following: (i) a $1.6 million decrease in legal fees, which includes a $1.0 million insurance reimbursement of legal fees related to prior litigation received during the year ended December 31, 2016, and (ii) a $0.5 million decrease in professional audit, Sarbanes-Oxley Act compliance and tax fees.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $3.0 million, or 8.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during 2016 and 2015, partially offset by an increase in depreciation expense related to capital improvements. Our Total Portfolio depreciation and amortization expense increased $9.6 million, or 22.9%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to incremental expense from the 41 properties we acquired during 2015 and 2016, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.3 million, or 13.2%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower brokerage fees related to acquisitions completed during the current year.
Interest Expense
Our Total Portfolio interest expense increased by $6.4 million, or 75.7%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase is primarily due to the following: (i) an increase in interest expense from the $225 million term loan facility which was fully drawn upon in April 2016, (ii) the issuance of $100 million of 4.29% fixed rate senior notes in August 2015 and subsequent repayment of two secured loans aggregating $91.3 million with a weighted average interest rate of LIBOR plus 1.76% and (iii) the effect of four interest rate swaps, with an aggregate notional value of $160 million, that became effective between January 2015 and February 2016. These increases were partially offset by the following: (i) higher capitalized interest resulting from an increase in construction activity related to our repositioning properties and (ii) a decrease in interest expense from the reduced usage of our unsecured revolving credit facility during 2016.
Equity in Income from Unconsolidated Real Estate Entities
On July 6, 2016, we acquired the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from our unconsolidated joint venture (the “JV”). Prior to the acquisition, our ownership interest in the property was 15.0%. Equity in income from unconsolidated real estate entities includes our 15.0% equity interest in the operating results of the JV property prior to July 6, 2016, depreciation of basis adjustments related to the JV property and distributions received from the JV in connection with the sale of the property that exceeded the carrying value of our investment in the JV (the “excess distributions”).  Our Total Portfolio equity in income from unconsolidated real estate entities increased by $1.4 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the excess distributions totaling $1.9 million that we received from the JV, partially offset by the write-off of the $0.6 million unamortized basis adjustment related to the JV property. For additional information, see Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
Gain from Early Repayment of Note Receivable
The gain from early repayment of note receivable of $0.6 million for the year ended December 31, 2015, represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.

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
Gain on Sale of Real Estate
During the year ended December 31, 2016, we recognized a total gain of $17.4 million from the disposition of five properties that were sold for an aggregate gross sales price of $40.7 million.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
For the comparison of the years ended December 31, 2015 and 2014, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2014, and still owned by us as of December 31, 2015, which consisted of 62 properties aggregating approximately 6.1 million rentable square feet. Results for our Same Properties Portfolio exclude our JV properties, any properties that were acquired or sold during 2015 or 2014, interest income from our note receivable, and corporate general and administrative expenses. For the comparison of the years ended December 31, 2015 and 2014, our Total Portfolio includes the properties in our Same Properties Portfolio, the 57 properties aggregating approximately 5.9 million rentable square feet that were acquired during 2015 and 2014, and the three properties aggregating approximately 0.2 million rentable square feet that were sold during 2014.
As of December 31, 2015 and 2014, our Same Properties Portfolio occupancy was approximately 94.4% and 92.8%, respectively. For the years ended December 31, 2015 and 2014, our Same Properties Portfolio weighted average occupancy was approximately 93.2% and 91.0%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2015	2014			2015	2014
	($ in thousands)
RENTAL REVENUES
Rental revenues	$48,545	$46,423	$2,122	4.6%	$81,114	$56,636	$24,478	43.2%
Tenant reimbursements	5,976	6,106	(130)	(2.1)%	10,479	7,661	2,818	36.8%
Other income	600	282	318	112.8%	1,013	307	706	230.0%
TOTAL RENTAL REVENUES	55,121	52,811	2,310	4.4%	92,606	64,604	28,002	43.3%
Management, leasing and development services	—	—	—	—%	584	860	(276)	(32.1)%
Interest income	—	1	(1)	(100.0)%	710	1,117	(407)	(36.4)%
TOTAL REVENUES	55,121	52,812	2,309	4.4%	93,900	66,581	27,319	41.0%
EXPENSES
Property expenses	14,950	15,162	(212)	(1.4)%	25,000	18,382	6,618	36.0%
General and administrative	—	—	—	—%	15,016	12,144	2,872	23.6%
Depreciation and amortization	18,343	21,103	(2,760)	(13.1)%	41,837	28,608	13,229	46.2%
TOTAL OPERATING EXPENSES	33,293	36,265	(2,972)	(8.2)%	81,853	59,134	22,719	38.4%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	2,136	2,038	98	4.8%
Interest expense	549	1,062	(513)	(48.3)%	8,453	6,400	2,053	32.1%
TOTAL OTHER EXPENSE	549	1,062	(513)	(48.3)%	10,589	8,438	2,151	25.5%
TOTAL EXPENSES	33,842	37,327	(3,485)	(9.3)%	92,442	67,572	24,870	36.8%
Equity in income (loss) from unconsolidated real estate entities	—	—	—		93	(29)	122
Gain from early repayment of note receivable	—	—	—		581	—	581
Loss on extinguishment of debt	—	—	—		(182)	—	(182)
Loss on sale of real estate	—	—	—		—	(150)	150
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	21,279	15,485	5,794		1,950	(1,170)	3,120
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate	—	—	—		—	21	(21)
Gain on sale of real estate	—	—	—		—	2,125	(2,125)
INCOME FROM DISCONTINUED OPERATIONS	—	—	—		—	2,146	(2,146)
NET INCOME	$21,279	$15,485	$5,794		$1,950	$976	$974

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

Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.3 million, or 32.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.  This was primarily due to lower management fees from the JV as a result of the sale of two of the three buildings owned by the JV in November 2014.

Interest Income
Our Total Portfolio interest income decreased by $0.4 million, or 36.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. On August 21, 2015, the borrower of the Calle Perfecto Note repaid the outstanding principal balance ahead of its schedule maturity. The decrease in interest income is a result of this early repayment.
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
Interest Expense
Our Same Properties Portfolio interest expense decreased by $0.5 million, or 48.3%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was primarily due to the repayment of the outstanding mortgages encumbering the Glendale Commerce Center during August 2015 and the property located at 10700 Jersey Boulevard during October 2014. Our Total Portfolio interest expense increased by $2.1 million, or 32.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This was primarily due to the increase in our weighted average interest rate resulting from the issuance of $100 million of 4.29% fixed rate senior notes in August 2015 and the three interest rate swaps that were in effect during the year ended December 31, 2015, as well as the increase in our average outstanding debt balances. The increase was partially offset by the mortgage repayments noted above and an increase in capitalized interest due to increased construction activity on our repositioning properties during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Equity in Income (Loss) from Unconsolidated Real Estate Entities
Equity in income (loss) from unconsolidated real estate entities includes our equity interests in the operating results of the properties held by our JV and basis adjustments related to these properties. In November 2014, the JV sold two of the three properties owned by the JV. Our Total Portfolio equity in income (loss) from unconsolidated real estate entities increased by $0.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily as a result of the change in basis adjustments following the sale of these properties.
Gain from Early Repayment of Note Receivable
The gain from early repayment of note receivable of $0.6 million for the year ended December 31, 2015, represents the recognition of the unamortized accretable yield related to the collection of the Calle Perfecto Note.
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
Loss on Sale of Real Estate
The loss on sale of real estate of $0.2 million for the year ended December 31, 2014, relates to the disposition of our property located at 500-560 Zenith Drive, in Glenview, Illinois (“Zenith Drive”). We adopted ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), beginning with the fiscal quarter ended September 30, 2014.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  The disposal of Zenith Drive did not meet the criteria to be classified in discontinued operations, and as such, the loss on sale of real estate is included in continuing operations.

Income From Discontinued Operations
Income from discontinued operations of $2.1 million for the year ended December 31, 2014, is comprised primarily of the gain on sale of our property located at 1335 Park Center Drive, partially offset by the loss on sale of our property located at 2900 N. Madera Road.
Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) attributable to common stockholders in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated joint ventures.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$25,876	$1,950	$976
Add:
Depreciation and amortization, including amounts in discontinued operations	51,407	41,837	28,615
Depreciation and amortization from unconsolidated joint ventures (1)	10	57	357
Loss on sale of real estate	—	—	150
Deduct:
Gain on sale of real estate, including amounts in discontinued operations	(17,377)	—	(2,125)
Gain on sale of real estate from unconsolidated joint venture (2)	(1,332)	—	(3)
Funds from operations (FFO)	$58,584	$43,844	$27,970
Less: preferred stock dividends	(1,983)	—	—
Less: FFO attributable to noncontrolling interest	(1,751)	(1,644)	(2,329)
Less: FFO attributable to participating securities	(473)	(322)	(102)
FFO attributable to common stockholders	$54,377	$41,878	$25,539

(1)
Amount represents our 15% share of unconsolidated joint venture real estate depreciation and amortization. See Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.

(2)
For the year ended December 31, 2016, the gain relates to the Company’s acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from the JV. See Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.

(3)	Noncontrolling interest represent holders of outstanding common units of our Operating Partnership that are owned by unit holders other than Rexford Industrial Realty, Inc.

(4)
Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership.

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
NOI on a cash-basis (Cash NOI) is a non-GAAP measure, which we calculate by adding or subtracting from NOI (i) fair value lease revenue and (ii) straight-line rent adjustments. We use Cash NOI, together with NOI, as a supplemental performance measure. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rental income	$107,594	$81,114	$56,636
Tenant reimbursements	16,723	10,479	7,661
Other income	943	1,013	307
Total operating revenues	125,260	92,606	64,604
Property expenses	33,619	25,000	18,382
Net Operating Income	$91,641	$67,606	$46,222
Amortization of (below) above market lease intangibles, net	(78)	202	420
Straight line rental revenue adjustment	(4,507)	(3,425)	(1,400)
Cash Net Operating Income	$87,056	$64,383	$45,242

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$25,876	$1,950	$976
Add:
General and administrative	17,415	15,016	12,144
Depreciation and amortization	51,407	41,837	28,608
Acquisitions expense	1,855	2,136	2,038
Interest expense	14,848	8,453	6,400
Loss on sale of real estate	—	—	150
Loss on extinguishment of debt	—	182	—
Deduct:
Management, leasing and development services	473	584	860
Interest income	459	710	1,117
Equity in income (loss) from unconsolidated real estate entities	1,451	93	(29)
Gain from early repayment of note receivable	—	581	—
Income from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	—	—	21
Gain on sale of real estate	17,377	—	2,125
Net Operating Income	$91,641	$67,606	$46,222
Amortization of (below) above market lease intangibles, net	(78)	202	420
Straight line rental revenue adjustment	(4,507)	(3,425)	(1,400)
Cash Net Operating Income	$87,056	$64,383	$45,242
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$25,876	$1,950	$976
Interest expense	14,848	8,453	6,400
Proportionate share of interest expense from unconsolidated joint venture	—	—	170
Depreciation and amortization, including amounts in discontinued operations	51,407	41,837	28,615
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture (1)	10	57	357
EBITDA	$92,141	$52,297	$36,518

(1)
Amount represents our 15% share of unconsolidated joint venture real estate depreciation and amortization. See Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.

Financial Condition, Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to the ATM Program described below.
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
As of December 31, 2016, our cash and cash equivalents were approximately $15.5 million, and we did not have any amounts outstanding under our unsecured revolving credit facility, leaving $200.0 million available for additional borrowings.
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
ATM Program
 On April 17, 2015, we established the ATM Program pursuant to which we may issue and sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents. As of the filing date of this Annual Report on Form 10-K, we have sold 571,868 shares of common stock under the ATM Program for aggregate gross proceeds of $13.2 million, leaving us with the capacity to issue up to $111.8 million of additional shares. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
Equity Offerings
On April 15, 2016, we completed a public follow-on offering (the “Equity Offering”) of 10,350,000 shares of our common stock, including the underwriters exercise in full of its option to purchase an additional 1,350,000 shares of our common stock, at an offering price of $17.65 per share. The net proceeds were approximately $174.4 million, after deducting the underwriters’ discount and offering costs totaling $8.3 million. A portion of the net proceeds from the Equity Offering were used to repay all of the outstanding borrowings under our unsecured revolving credit facility, which had an outstanding balance of $62.5 million on April 15, 2016, the date of repayment, and to partially fund the REIT Portfolio Acquisition as discussed below under —Uses of Liquidity— REIT Portfolio Acquisition.
On August 16, 2016, we completed a public offering of 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share. The net proceeds from the preferred offering were approximately $86.7 million, after deducting the underwriters’ discount and offering costs totaling $3.3 million. We used the net proceeds from the offering to fund various acquisitions and for general corporate purposes.
We evaluate the capital markets on an ongoing basis for opportunities to raise capital, and as circumstances warrant, we may issue additional securities, from time to time, to fund acquisitions or repositioning costs, for the repayment of long-term debt upon maturity and for other general corporate purposes. Any future issuance, however, is dependent upon market conditions, available pricing and capital needs and there can be no assurance that we will be able to complete any such offerings of securities.
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
During the year ended December 31, 2016, we completed the sale of five of our properties for an aggregate gross sales price of $40.7 million. The net cash proceeds from these dispositions, which totaled $38.5 million, were used to acquire three properties in three separate 1031 Exchange transactions.
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
Unsecured Revolving Credit Facility and Term Loan Facility

On February 14, 2017, we amended our $300 million unsecured credit facility (the “Prior Credit Facility”) by entering into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $450 million senior unsecured credit facility, comprised of a $350 million unsecured revolving credit facility (the “Amended Revolver”) and a $100 million unsecured term loan facility (the "Amended Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available for a maximum maturity date of February 14, 2022, subject to certain conditions and the payment of an additional fee. The Amended Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended Term Loan, additional term loan tranches or any combination of the foregoing.

     Interest on the Amended Credit Agreement, is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Amended Revolver range in amount from 1.10% to 1.50% for LIBOR-based loans and 0.10% to 0.50% for Base Rate-based loans, depending on our leverage ratio. The margins for the Amended Term Loan range in amount from 1.20% to 1.70% for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.

If we attain one additional investment grade rating by one or more of Standard & Poor’s or Moody’s Investor Services to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.825% to 1.550% for LIBOR-based loans and 0.00% to 0.55% for Base Rate-based loans, depending on such rating. The margins for the Amended Term Loan will range in amount from 0.90% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for Base Rate-based loans, depending on such ratings.

In addition to the interest payable on amounts outstanding under the Amended Revolver, we are required to pay an applicable facility fee, based upon our leverage ratio, on the aggregate amount of each lender's Revolving Credit Commitment (whether or not such Revolving Credit Commitment is drawn), as defined in the Amended Credit Agreement. The applicable facility fee will range in amount from 0.15% to 0.30%, depending on our leverage ratio. In the event that we convert the pricing structure to be based on an investment-grade rating, the applicable facility fee will range in amount from 0.125% to 0.30%, depending on such rating.
The Amended Credit Agreement is guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Operating Partnership that own an unencumbered property. The Amended Credit Agreement is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.
The Amended Revolver and the Amended Term Loan may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts borrowed under the Amended Term Loan and repaid or prepaid may not be reborrowed.
The Amended Credit Agreement contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Credit Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Credit Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
As of the filing date of this Annual Report on Form 10-K, we had borrowings of $115 million outstanding under the Amended Credit Agreement, including $15 million drawn on the Amended Revolver and $100 million under the Amended Term Loan.
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
Investment Grade Rating
During 2015, we obtained investment grade ratings of BBB- from Fitch Ratings on our Prior Credit Facility and $100 million guaranteed senior notes (the “Notes”). In April 2016, we also obtained the same rating on our $225 Million Term Loan Facility.  These were most recently affirmed in August 2016, with a stable outlook. In August 2016, we also obtained an investment grade rating of BB from Fitch Ratings on the Series A Preferred Stock.  Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. As part of our growth strategy, we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. On February 17, 2017, we completed the acquisition of a single-tenant industrial property for a contract price of $17.1 million. The acquisition was funded using available cash on hand and borrowings under our unsecured revolving credit facility.

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
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2016, we incurred $2.8 million of recurring capital expenditures, which was a decrease of $0.7 million over the prior year. During the year ended December 31, 2016, we incurred $21.2 million of non-recurring capital expenditures, which was an increase of $6.7 million over the prior year. The increase in non-recurring capital expenditures is primarily due to an increase in our redevelopment and repositioning activity and the growth of our overall portfolio. As discussed above under —Factors that May Influence Future Results —Acquisitions and Development of Properties, as of December 31, 2016, seven of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on five additional properties during 2017. We currently estimate that approximately $83.3 million of capital will be required over the next seven quarters (1Q-2017 through 3Q-2018) to complete the redevelopment and repositioning of these 12 properties. However, this estimate is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, borrowings available under the Revolver, and recycling capital through property dispositions.
Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of December 31, 2016, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments and debt maturities	$502,476	$1,213	$6,163	$167,641	$166	$175	$327,118
Interest payments - fixed rate debt	41,151	5,179	4,959	4,491	4,412	4,403	17,707
Interest payments - variable rate debt(1)	43,961	9,531	9,510	7,599	5,674	5,674	5,973
Interest rate swap payments(2)	8,657	1,805	2,648	1,439	1,356	1,356	53
Office lease payments	1,594	635	622	337	—	—	—
Ground lease payments	6,540	144	144	144	144	144	5,820
Contractual obligations(3)	10,078	10,078	—	—	—	—	—
Total	$614,457	$28,585	$24,046	$181,651	$11,752	$11,752	$356,671

(1)	Based on the 1-month LIBOR rate of 0.7717%, as of December 31, 2016.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.7717% from the effective date through the maturity date of each respective interest rate swap.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts. We anticipate these obligations to be paid as incurred in 2017 and 2018, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “2017.”

Dividends and Distributions
In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax, we intend to distribute a percentage of our cash flow on a quarterly basis to holders of our common stock. In addition, we intend to make distribution payments to holders of OP Units and dividend payments to holders of our preferred stock.
On February 14, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on April 17, 2017, to holders of record as of March 31, 2017. Also on February 14, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of the Series A Preferred Stock, to be paid on March 31, 2017, to preferred stockholders of record as of March 15, 2017.

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2016:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan(3)	8/1/2019(3)	LIBOR + 1.90%	3.817%	(4)	$59,674	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,909	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,182	—
1065 Walnut Street	2/1/2019	4.550%	4.550%		9,711	—
Unsecured Debt:
$100M Term Loan Facility	6/11/2019	LIBOR +1.50%(5)	3.398%	(6)	100,000	12/14/2018
Unsecured Revolving Credit Facility(7)	6/11/2018(3)	LIBOR +1.55%(5)	2.322%		—	—
$225M Term Loan Facility	1/14/2023	LIBOR +1.75%(5)	2.522%	(8)	225,000	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Debt:			3.291%		$502,476

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2016. Assumes a 1-month LIBOR rate of 0.7717% as of December 31, 2016, as applicable. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the $200 million unsecured revolving credit facility.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $2.3 million as of December 31, 2016.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of December 31, 2016, this term loan has been effectively fixed at 3.817% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015, and (ii) $29.7 million at 3.91% with an effective date of July 15, 2015.

(5)
The applicable LIBOR margin will range from 1.25% to 1.85% for the $100 million term loan facility, 1.30% to 1.90% for the $200 million unsecured revolving credit facility and 1.50% to 2.25% for the $225 Million Term Loan Facility, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of December 31, 2016, $100 million term loan facility has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)
The $200 million unsecured revolving credit facility is subject to an unused commitment fee, which is calculated as 0.30% or 0.20% of the daily-unused commitment if the balance is under $100 million or over $100 million, respectively.

(8)
As of December 31, 2016, we have executed two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2016:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	4.8	3.92%	3.92%	$277,476	55%
Variable	6.0	LIBOR + 1.75%	2.52%	$225,000	45%
Secured vs. Unsecured:
Secured	2.9	--	4.10%	$77,476	15%
Unsecured	5.8	--	3.14%	$425,000	85%

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2016. Excludes the effect of amortization of deferred loan fees, discounts/premiums and the unused commitment fee on the $200 million unsecured revolving credit facility. Assumes a 1-month LIBOR rate of 0.7717% as of December 31, 2016, as applicable.

(2)	Excludes unamortized deferred loan fees and net debt premiums aggregating $2.3 million as of December 31, 2016.
As of December 31, 2016, we had total indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $502.5 million, with a weighted average interest rate of approximately 3.29% and an average term-to-maturity of 5.3 years. As of December 31, 2016, $277.5 million, or 55%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($117.8 million) or an interest rate swap ($159.7 million). We have two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022. If these two interest rate swaps were effective as of December 31, 2016, our consolidated debt would be 100% fixed-rate and 0% variable-rate.
At December 31, 2016, we had total indebtedness of approximately $502.5 million, reflecting a net debt to total combined market capitalization of approximately 22.6%. Our total combined market capitalization is defined as the sum of the liquidation value of our preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
The $225 Million Term Loan Facility and the Amended Credit Agreement both include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•
For the $225 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250 and (ii) an amount equal to at least 75% of the net equity proceeds received by our company after March 31, 2014;

•
For the Amended Credit Agreement, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750 and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in the credit agreement) to unsecured interest expense of at least 1.75 to 1.0.
Additionally, the $225 Million Term Loan Facility and the Amended Credit Agreement contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

The Notes contain a series of financial and other covenants with which we must comply. The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the $225 Million Term Loan Facility, as detailed above. Subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our $60 million amortizing term loan contains the following financial covenants:

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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2016.
Off Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
Cash Flows
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change
Cash provided by operating activities	$56,432	$40,508	$15,924
Cash used in investing activities	$(361,214)	$(236,774)	$(124,440)
Cash provided by financing activities	$315,106	$192,861	$122,245

Net cash provided by operating activities. Net cash provided by operating activities increased by $15.9 million to $56.4 million for the year ended December 31, 2016, compared to $40.5 million for the year ended December 31, 2015. The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2015, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by higher cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities increased by $124.4 million to $361.2 million for the year ended December 31, 2016, compared to $236.8 million for the year ended December 31, 2015. The increase was primarily attributable to the $139.1 million increase in cash paid for property acquisitions and the $9.7 million increase in cash paid for construction and repositioning projects for comparable periods, partially offset by aggregate net proceeds of $38.5 million received from five real estate dispositions completed during 2016.

Net cash provided by financing activities. Net cash provided by financing activities was $315.1 million for the year ended December 31, 2016, and consisted primarily of $174.4 million in net cash proceeds raised from the issuance of 10.35 million shares of common stock, $86.7 million in net cash proceeds raised from the issuance of 3.6 million shares of preferred stock and gross proceeds of $225.0 million from borrowings made under the $225 Million Term Loan Facility, partially offset by the repayment of $140.5 million of net borrowings outstanding under the Prior Revolver and the payment of $36.0 million in dividends and distributions. Net cash provided by financing activities was $192.9 million for the year ended December 31, 2015, and consisted primarily of $176.2 million in net proceeds raised from the issuance of 11.5 million shares of common stock, proceeds of $100.0 million received from the issuance of the Notes and net borrowings of $48.0 million on the Prior Revolver, partially offset by the repayment of three secured loans aggregating $101.4 million, the payment of $27.1 million in dividends and distributions, and the payment of $0.8 million related to new borrowings.

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

Net cash provided by operating activities. Net cash provided by operating activities increased by $16.0 million to $40.5 million for the year ended December 31, 2015, compared to $24.5 million for the year ended December 31, 2014. The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2014 and the increase in Cash NOI from our Same Properties Portfolio.
Net cash used in investing activities. Net cash used in investing activities decreased by $143.8 million to $236.8 million for the year ended December 31, 2015, compared to $380.6 million for the year ended December 31, 2014. The decrease was primarily attributable to the $153.1 million decrease in cash paid for property acquisitions for comparable periods, partially offset by the increase in cash paid for construction and repositioning projects of $8.2 million for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities was $192.9 million for the year ended December 31, 2015, and consisted primarily of net proceeds of $176.2 million from the issuance of 11.5 million shares of common stock (including the underwriters exercise in full of its option to purchase an additional 1,500,000 shares of our common stock), $100 million proceeds from the issuance of the Notes and net borrowings of $48.0 million on the Prior Revolver, partially offset by the repayment of three secured loans aggregating $101.4 million, the payment of $27.1 million in dividends and distributions, and the payment of $0.8 million of deferred loan costs related to new borrowings. Net cash provided by financing activities was $355.7 million for the year ended December 31, 2014, and consisted primarily of net proceeds of $221.8 million from the issuance of 17.25 million shares of common stock, the receipt of $148.5 million from two term loan borrowings, and net borrowings of $11.1 million on our Prior Revolver, partially offset by the payment of $18.4 million in dividends and distributions, the repayment of the $5.0 million note secured by one of our properties and the payment of $1.9 million of deferred loan costs related to new borrowings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
As of December 31, 2016, interest on our $60.0 million amortizing term loan has been effectively fixed through the use of two interest rate swaps, with notional values of $30.0 million and $29.7 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of December 31, 2016, interest on the $100 million term loan facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 million term loan facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Prior Credit Facility.
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
As of December 31, 2016, we had total indebtedness, excluding unamortized deferred loan fees and net debt premiums, of $502.5 million. Of this total, $277.5 million, or 55%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap. The remaining $225.0 million, or 45%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2016, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $1.1 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would be approximately $1.1 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013
2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K	001-36008	2.1	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.1	9/15/2014
2.17	Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Laro Properties, L.P., as Seller, and Rexford Industrial Realty, L.P., a Maryland limited partnership, as Purchaser, for 12907 Imperial Hwy, Santa Fe Springs, California, 10509 Business Drive, Fontana, California, 13231 Slover Avenue, Fontana, California, Dated as of November 4, 2014, and as amended on November 26, 2014	8-K	001-36008	2.1	1/27/2015
2.18	Stock Purchase Agreement by and among Atlantic CT Holdings, LLC, Atlantic CT REIT, Inc. and Rexford Industrial Realty, L.P. dated April 11, 2016.	8-K	001-36008	2.1	4/11/2016
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.2	7/15/2013

3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	8/15/2016
10.1	Third Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	3.2	8/16/2016
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7	Guaranty Agreement by and among the guarantors identified on Exhibit A thereto and Rexford Industrial Realty, L.P. in favor of a to be named lender	10-Q	001-36008	10.70	9/3/2013
10.8†	Employment Agreement between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.9†	Employment Agreement between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.11†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.12†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	8-K	001-36008	10.2	12/21/2015
10.13†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	8-K	001-36008	10.3	12/21/2015
10.14	Credit Agreement among Rexford Industrial Realty, L.P., as Borrower, Rexford Industrial Realty, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, The Other Lenders Party Thereto, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner	10-Q	001-36008	10.11	9/3/2013
10.15	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.16	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.17	Amended and Restated Credit Agreement, dated as of June 11, 2014, among the Rexford Industrial Realty Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners and the other parties named therein	8-K	001-36008	10.1	6/13/2014
10.18	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.19	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014

10.20	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.2	7/20/2015
10.21	First Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2015, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc., the Lenders named therein and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-36008	10.2	7/20/2015
10.22	The Assumption Agreement dated as of January 21, 2015 between Laro Properties L.P., and Rexford Industrial-Imperial Highway, LLC, and The Lincoln National Life Insurance Company, as Lender	10-Q	001-36008	10.1	5/11/2015
10.23	Assumption Agreement dated as of December 11, 2015 between Walnut Venture, LLC, as Borrower, Rexford Industrial-1065 Walnut LLC, as Purchaser, the individual Guarantors named therein, Rexford Industrial Realty, Inc., as New Guarantor and The Bank of New York Mellon Trust Company, N.A., in its capacity as directed trustee for Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.24	2/25/2016
10.24	Promissory Note dated January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, and Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.25	2/25/2016
10.25	Deed of Trust, Assignment of Rents and Leases, Security Agreement and UCC Financing Statement dated as of January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, for the benefit of Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.26	2/25/2016
10.26	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities, LLC	8-K	001-36008	1.1	4/17/2015
10.27	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-36008	1.2	4/17/2015
10.28	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc.	8-K	001-36008	1.3	4/17/2015
10.29	Equity Distribution Agreement, dated April 17, 2015, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.4	4/17/2015
10.30	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.31	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016
10.32	Second Amended and Restated Credit Agreement, dated as of February 14, 2017, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Citibank, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.10	2/15/2017
10.33*
Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herein

**	Furnished herein

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 22, 2017	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 22, 2017	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 22, 2017	/s/ Adeel Khan
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2017
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	February 22, 2017
Richard Ziman

/s/ Robert L. Antin	Director	February 22, 2017
Robert L. Antin

/s/ Steven C. Good	Director	February 22, 2017
Steven C. Good

/s/ Peter Schwab	Director	February 22, 2017
Peter Schwab

/s/ Tyler H. Rose	Director	February 22, 2017
Tyler H. Rose

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexford Industrial Realty, Inc.
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the years ended December 31, 2016, 2015 and 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexford Industrial Realty, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexford Industrial Realty, Inc.
        We have audited Rexford Industrial Realty, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Rexford Industrial Realty, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
        In our opinion, Rexford Industrial Realty, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the years ended December 31, 2016, 2015 and 2014 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 22, 2017

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Land	$683,919	$492,704
Buildings and improvements	811,614	650,075
Tenant improvements	38,644	28,977
Furniture, fixtures, and equipment	174	188
Construction in progress	17,778	16,822
Total real estate held for investment	1,552,129	1,188,766
Accumulated depreciation	(135,140)	(103,623)
Investments in real estate, net	1,416,989	1,085,143
Cash and cash equivalents	15,525	5,201
Notes receivable	5,934	—
Rents and other receivables, net	2,749	3,040
Deferred rent receivable, net	11,873	7,827
Deferred leasing costs, net	8,672	5,331
Deferred loan costs, net	847	1,445
Acquired lease intangible assets, net	36,365	30,383
Acquired indefinite-lived intangible	5,170	5,271
Interest rate swap asset	5,594	—
Other assets	5,290	5,523
Investment in unconsolidated real estate entities	—	4,087
Total Assets	$1,515,008	$1,153,251
LIABILITIES & EQUITY
Liabilities
Notes payable	$500,184	$418,154
Interest rate swap liability	2,045	3,144
Accounts payable, accrued expenses and other liabilities	13,585	12,631
Dividends payable	9,282	7,806
Acquired lease intangible liabilities, net	9,130	3,387
Tenant security deposits	15,187	11,539
Prepaid rents	3,455	2,846
Total Liabilities	552,868	459,507
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 5.875% series A cumulative redeemable preferred stock, liquidation preference $25.00 per share, 3,600,000 and zero shares outstanding as of December 31, 2016 and December 31, 2015, respectively ($90,000 liquidation preference)	86,651	—
Common Stock, $0.01 par value 490,000,000 authorized and 66,454,375 and 55,598,684 outstanding as of December 31, 2016 and December 31, 2015, respectively	662	553
Additional paid in capital	907,834	722,722
Cumulative distributions in excess of earnings	(59,277)	(48,103)
Accumulated other comprehensive income (loss)	3,445	(3,033)
Total stockholders’ equity	939,315	672,139
Noncontrolling interests	22,825	21,605
Total Equity	962,140	693,744
Total Liabilities and Equity	$1,515,008	$1,153,251

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2016	2015	2014
RENTAL REVENUES
Rental income	$107,594	$81,114	$56,636
Tenant reimbursements	16,723	10,479	7,661
Other income	943	1,013	307
TOTAL RENTAL REVENUES	125,260	92,606	64,604
Management, leasing and development services	473	584	860
Interest income	459	710	1,117
TOTAL REVENUES	126,192	93,900	66,581
OPERATING EXPENSES
Property expenses	33,619	25,000	18,382
General and administrative	17,415	15,016	12,144
Depreciation and amortization	51,407	41,837	28,608
TOTAL OPERATING EXPENSES	102,441	81,853	59,134
OTHER (INCOME) EXPENSE
Acquisition expenses	1,855	2,136	2,038
Interest expense	14,848	8,453	6,400
TOTAL OTHER EXPENSE	16,703	10,589	8,438
TOTAL EXPENSES	119,144	92,442	67,572
Equity in income (loss) from unconsolidated real estate entities	1,451	93	(29)
Gain from early repayment of note receivable	—	581	—
Loss on extinguishment of debt	—	(182)	—
Gain (loss) on sale of real estate	17,377	—	(150)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	25,876	1,950	(1,170)
DISCONTINUED OPERATIONS
Income from discontinued operations before gain on sale of real estate and loss on extinguishment of debt	—	—	21
Gain on sale of real estate	—	—	2,125
INCOME FROM DISCONTINUED OPERATIONS	—	—	2,146
NET INCOME	25,876	1,950	976
Less: net income attributable to noncontrolling interest	(750)	(76)	(80)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	25,126	1,874	896
Less: preferred stock dividends	(1,983)	—	—
Less: earnings allocated to participating securities	(302)	(223)	(102)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,841	$1,651	$794
Income (loss) from continuing operations attributable to common stockholders per share - basic and diluted	$0.36	$0.03	$(0.04)
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.36	$0.03	$0.02
Weighted average shares of common stock outstanding - basic	62,723,021	54,024,923	31,953,506
Weighted average shares of common stock outstanding - diluted	62,965,554	54,024,923	31,953,506

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$25,876	$1,950	$976
Other comprehensive income (loss): cash flow hedge adjustment	6,693	(1,742)	(1,402)
Comprehensive income (loss)	32,569	208	(426)
Less: comprehensive (income) loss attributable to noncontrolling interests	(965)	(36)	(9)
Comprehensive income (loss) attributable to common stockholders	$31,604	$172	$(435)
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$—	25,559,886	$255	$311,936	$(5,993)	$—	$306,198	$35,571	$341,769
Issuance of common stock	—	17,250,000	172	232,703	—	—	232,875	—	232,875
Offering costs	—	—	—	(11,158)	—	—	(11,158)	—	(11,158)
Share-based compensation	—	213,569	—	1,163	—	—	1,163	—	1,163
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(6,928)	—	(98)	—	—	(98)	—	(98)
Conversion of units to common stock	—	685,915	7	7,772	—	—	7,779	(7,779)	—
Net income	—	—	—	—	896	—	896	80	976
Other comprehensive loss	—	—	—	—	—	(1,331)	(1,331)	(71)	(1,402)
Common stock dividends	—	—	—	—	(16,576)	—	(16,576)	—	(16,576)
Distributions	—	—	—	—	—	—	—	(1,672)	(1,672)
Balance at December 31, 2014	—	43,702,442	434	542,318	(21,673)	(1,331)	519,748	26,129	545,877
Issuance of common stock	—	11,500,500	115	183,892	—	—	184,007	—	184,007
Offering costs	—	—	—	(8,174)	—	—	(8,174)	—	(8,174)
Share-based compensation	—	120,178	1	1,764	—	—	1,765	87	1,852
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(12,670)	—	(191)	—	—	(191)	—	(191)
Conversion of units to common stock	—	288,234	3	3,159	—	—	3,162	(3,162)	—
Repurchase of operating partnership units	—	—	—	(46)	—	—	(46)	(90)	(136)
Net income	—	—	—	—	1,874	—	1,874	76	1,950
Other comprehensive loss	—	—	—	—	—	(1,702)	(1,702)	(40)	(1,742)
Common stock dividends	—	—	—	—	(28,304)	—	(28,304)	—	(28,304)
Distributions	—	—	—	—	—	—	—	(1,395)	(1,395)
Balance at December 31, 2015	—	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Issuance of preferred stock	90,000	—	—	—	—	—	90,000	—	90,000
Issuance of common stock	—	10,752,683	108	191,882	—	—	191,990	—	191,990
Offering costs	(3,349)	—	—	(8,662)	—	—	(12,011)	—	(12,011)
Share-based compensation	—	79,736	1	2,009	—	—	2,010	1,972	3,982
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(36,374)	—	(747)	—	—	(747)	—	(747)
Conversion of units to common stock	—	59,646	—	630	—	—	630	(630)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	—	125	125
Net income	1,983	—	—	—	23,143	—	25,126	750	25,876
Other comprehensive income	—	—	—	—	—	6,478	6,478	215	6,693
Preferred stock dividends	(1,983)	—	—	—	—	—	(1,983)	—	(1,983)
Common stock dividends	—	—	—	—	(34,317)	—	(34,317)	—	(34,317)
Distributions	—	—	—	—	—	—	—	(1,212)	(1,212)
Balance at December 31, 2016	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,876	$1,950	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss from unconsolidated real estate entities	(1,451)	(93)	29
Provision for doubtful accounts	1,287	1,448	675
Depreciation and amortization	51,407	41,837	28,608
Depreciation and amortization included in discontinued operations	—	—	7
Amortization of (below) above market lease intangibles, net	(78)	202	420
Amortization of loan origination fees	(150)	—	—
Accretion of discount on notes receivable	—	(178)	(263)
Deferred interest income on notes receivable	(84)	—	—
Gain from early repayment of notes receivable	—	(581)	—
Loss on extinguishment of debt	—	182	—
(Gain) loss on sale of real estate	(17,377)	—	150
Gain on sale of real estate included in discontinued operations	—	—	(2,125)
Amortization of loan costs	1,014	812	684
Accretion of premium on notes payable	(238)	(191)	(209)
Equity based compensation expense	3,835	1,752	1,042
Straight-line rent	(4,507)	(3,425)	(1,400)
Change in working capital components:
Rents and other receivables	(988)	(2,676)	(1,558)
Deferred leasing costs	(5,596)	(3,421)	(2,362)
Other assets	71	(1,286)	(1,069)
Accounts payable, accrued expenses and other liabilities	1,667	1,806	1,227
Tenant security deposits	2,155	1,608	961
Prepaid rents	(411)	762	(1,289)
Net cash provided by operating activities	56,432	40,508	24,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(367,621)	(230,599)	(383,662)
Capital expenditures	(31,928)	(22,181)	(13,959)
Acquisition related deposits	—	2,110	(600)
Contributions to unconsolidated real estate entities	—	—	(105)
Distributions from unconsolidated real estate entities	5,530	—	1,745
Issuance of notes receivable	(5,700)	—	—
Change in restricted cash	—	—	325
Principal repayments of notes receivable	—	13,896	265
Proceeds from sale of real estate	38,505	—	15,410
Net cash used in investing activities	(361,214)	(236,774)	(380,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	86,651	—	—
Issuance of common stock, net	183,386	175,833	221,773
Proceeds from notes payable	263,000	272,000	301,500
Repayment of notes payable	(179,223)	(226,710)	(147,241)
Deferred loan costs	(1,925)	(796)	(1,876)
Debt extinguishment costs	—	(2)	—
Dividends paid to preferred stockholders	(1,983)	—	—
Dividends paid to common stockholders	(32,852)	(26,042)	(16,700)
Distributions paid to common unitholders	(1,201)	(1,095)	(1,672)
Repurchase of common shares to satisfy employee tax withholding requirements	(747)	(191)	(98)
Repurchase of operating partnership units	—	(136)	—
Net cash provided by financing activities	315,106	192,861	355,686
Increase (decrease) in cash and cash equivalents	10,324	(3,405)	(391)
Cash and cash equivalents, beginning of period	5,201	8,606	8,997
Cash and cash equivalents, end of period	$15,525	$5,201	$8,606
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of capitalized interest of $1,653, $754 and $42 for 2016, 2015 and 2014, respectively)	$13,943	$6,147	$5,793
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$—	$17,097	$10,565
Capital expenditure accruals	$1,284	$610	$463
Accrual of dividends	$9,282	$7,806	$5,244

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2016, our consolidated portfolio consisted of 136 properties with approximately 15.0 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
These financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short-term maturity of these investments.

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
As of December 31, 2016, the note had a carrying value of $5.9 million, which represented the original principal amount of $6.0 million, plus $0.1 million of accrued interest added to the principal, less the unamortized origination fee balance of $0.2 million.

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
The revenues and expenses of operating properties that were either sold or classified as held for sale prior to the adoption of ASU 2014-08, are reported as discontinued operations in the consolidated statements of operations for all periods presented through the date of the disposition. During the year ended December 31, 2014, we sold three of our operating properties, of which two of these properties were sold and classified as held for sale prior to the adoption of ASU 2014-08. As such, the results of operations (prior to disposition) and the gain (loss) on sale of real estate of these two properties have been reported under discontinued operations in the consolidated statements of operations for the year ended December 31, 2014. We did not have any dispositions during the years ended December 31, 2016 and 2015, which qualified for discontinued operations presentation subsequent to the adoption of ASU 2014-08. See Note 12.

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
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income or discounted cash flow approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2016, we used discount rates ranging from 6.00% and 8.50% and capitalization rates ranging from 5.25% to 7.50%.
 In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value for acquisitions completed during the year ended December 31, 2016, we used an estimated average lease-up period ranging from six to twelve months. Acquisition costs associated with business combinations are expensed in the period they are incurred.
The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis.  We capitalized total acquisition costs of $0.2 million, $0.7 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 3.
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
We capitalized interest costs of $1.7 million, $0.8 million and $42 thousand during the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized real estate taxes and insurance aggregating $0.8 million, $0.8 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized compensation costs for employees who provide construction services of $1.0 million, $0.9 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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

Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation, of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.6 million, $0.5 million and $0.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2016 and 2015, we have not established a liability for uncertain tax positions.
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
The recognition of gains on sales of real estate requires us to measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances. See Note 12 for discussion of dispositions.
Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. We believe our allowance for doubtful accounts is adequate for our outstanding receivables for the periods presented. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods. We recorded a provision for doubtful accounts of $1.2 million, $1.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, as a reduction to rental revenues in our consolidated statements of operations.
Rents and other receivables, net and deferred rent receivables, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Rents and other receivables	$5,565	$4,938
Allowance for doubtful accounts	(2,816)	(1,898)
Rents and other receivables, net	$2,749	$3,040

Deferred rent receivable	$11,903	$7,913
Allowance for doubtful accounts	(30)	(86)
Deferred rent receivable, net	$11,873	$7,827
Debt Issuance Costs
Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a reduction from the carrying value of the debt liability. This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. For line of credit arrangements, we present debt issuance costs as an asset and amortize the cost over the term of the line of credit arrangement. See Note 5.
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
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01’), to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 clarifies that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. Under current guidance, the majority of our property acquisitions are accounted for as business combinations and related acquisition costs are expensed as incurred. Upon the adoption of ASU 2017-01, we expect that most of our property acquisitions will not meet the definition of a business and will be accounted for as asset acquisitions, which will result in the capitalization of acquisition costs as part of the purchase price of the acquisition, instead of being expensed as incurred. We currently plan to early adopt ASU 2017-01, effective January 1, 2017.
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated statements of cash flows.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Lessor accounting is largely unchanged under ASU 2016-02. Additionally, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only these costs that are incurred due to the execution of a lease. As a result, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer by capitalized as initial direct costs and will need to be expensed as incurred. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
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

Adoption of New Accounting Pronouncements
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We have elected to early adopt ASU 2016-09, effective October 1, 2016. As part of the adoption of ASU 2016-09, we have elected to recognize forfeitures in the period in which they occur, whereas former guidance required us to estimate expected forfeitures. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
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
On April 15, 2016, pursuant to the Stock Purchase Agreement, we consummated the transaction. As part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’S 12.5% cumulative non-voting preferred stock (the “preferred stock”). The remaining 125 shares of preferred stock are held by unaffiliated third parties and will remain outstanding in order to help us comply with federal income tax regulations applicable to REITs. These shares of preferred stock may be redeemed by us at any time, subject to procedural requirements, for an aggregate price of $125,000 plus any dividends thereon that have accrued but have not been repaid at the time of such redemption.
Acquisition Summary

The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2016:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
8525 Camino Santa Fe(1)	San Diego - Central	3/15/2016	59,399	1	$8,450
28454 Livingston Avenue(1)	Los Angeles - San Fernando Valley	3/29/2016	134,287	1	16,000
REIT Portfolio(2)	Various(2)	4/15/2016	1,530,814	9	191,000
10750-10826 Lower Azusa Road(3)	Los Angeles - San Gabriel Valley	5/3/2016	79,050	4	7,660
525 Park Avenue(4)	Los Angeles - San Fernando Valley	6/30/2016	63,403	1	7,550
3233 Mission Oaks Boulevard(5)	Ventura	7/6/2016	457,693	1	25,700
1600 E. Orangethorpe Avenue(4)	Orange County - North	8/24/2016	345,756	6	40,137
14742-14750 Nelson Avenue(4)	Los Angeles - San Gabriel Valley	9/8/2016	145,531	2	15,000
3927 Oceanic Drive(4)	San Diego - North County	10/21/2016	54,740	1	7,200
301-445 Figueroa Street(4)	Los Angeles - South Bay	11/4/2016	133,925	1	13,000
12320 4th Street(6)	Inland Empire - West	12/7/2016	284,676	2	24,435
9190 Activity Road(4)	San Diego - Central	12/16/2016	83,520	1	15,550
			3,372,794	30	$371,682

(1)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

(2)
The REIT Portfolio Acquisition was funded with available cash on hand, proceeds from a $100.0 million term loan borrowing and proceeds from an equity offering of 10.35 million shares of our common stock. See Notes 5 and 13 for additional information. The REIT Portfolio consists of nine properties located in four of our core submarkets, including Orange County, Los Angeles - San Gabriel Valley, Inland Empire West and Central San Diego.

(3)
This acquisition was partially funded through a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code (“1031 Exchange”) using $2.5 million of net cash proceeds from the sale of our property located at 6010 North Paramount Boulevard and available cash on hand.

(4)	This acquisition was funded with available cash on hand.

(5)
We acquired this property from our unconsolidated joint venture (see Note 11). Prior to the acquisition, our ownership interest in the property was 15.0%. This acquisition was partially funded through a 1031 Exchange using $18.0 million of net cash proceeds from the sale of our properties located at 1840 Dana Street and 12910 East Mulberry Drive and available cash on hand.

(6)
This acquisition was partially funded through a 1031 Exchange using $18.1 million of net cash proceeds from the sale of our properties located at 22343-22349 La Palma Avenue and 157th Street and available cash on hand.

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

(2)
This acquisition was funded as follows: (i) $5.4 million from the assumption of secured debt, (ii) $2.1 million from a deposit paid during the fourth quarter of 2014 and (iii) borrowings under our unsecured revolving credit facility. The assumed debt was recorded at fair value on the acquisition date, resulting in a premium of approximately $0.5 million.

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

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

	2016			2015
	REIT Portfolio Acquisition	Other Acquisitions	Total Acquisitions	Total Acquisitions
Assets:
Land(1)	$101,530	$102,296	$203,826	$124,660
Buildings and improvements(2)	74,586	72,588	147,174	106,496
Tenant improvements	2,875	2,461	5,336	4,792
Acquired lease intangible assets(3)	12,103	9,180	21,283	16,236
Other acquired assets(4)	222	305	527	128
Total assets acquired	191,316	186,830	378,146	252,312
Liabilities:
Acquired lease intangible liabilities(5)	934	6,583	7,517	1,713
Notes payable	—	—	—	17,097
Deferred rent liability	—	—	—	977
Other assumed liabilities(4)	1,519	1,364	2,883	1,926
Total liabilities assumed	2,453	7,947	10,400	21,713
Net assets acquired	188,863	178,883	367,746	230,599

(1)
The allocation to land in 2016 includes $0.2 million of capitalized acquisition costs related to the purchase of 14742-14750 Nelson Avenue and 3927 Oceanic Drive, which were accounted for as an asset acquisition. The allocation to land in 2015 includes an aggregate $0.4 million of capitalized acquisition costs related to the purchases of 9401 De Soto Avenue, 16221 Arthur Street, 425 Hacienda Boulevard, 6020 Sheila Street, and 2535 Midway Drive, which were accounted for as asset acquisitions.

(2)
The allocation to buildings and improvements in 2015 includes an aggregate $0.3 million of capitalized acquisition costs related to the purchases of 16221 Arthur Street, 425 Hacienda Boulevard, 6020 Sheila Street, and 2535 Midway Drive, which were accounted for as asset acquisitions.

(3)
For the REIT Portfolio, acquired lease intangible assets consist of $11.1 million of in-place lease intangibles with a weighted average amortization period of 5.0 years and $1.0 million of above-market lease intangibles with a weighted average amortization period of 7.6 years. For the other 2016 acquisitions, acquired lease intangible assets consist of $8.9 million of in-place lease intangibles with a weighted average amortization period of 5.5 years and $0.3 million of above-market lease intangibles with a weighted average amortization period of 2.4 years. For 2015 acquisitions, acquired lease intangible assets consists of $12.1 million of in-place lease intangibles with a weighted average amortization period of 5.5 years and $4.1 million of above-market tenant lease intangibles with a weighted average amortization period of 11.9 years.

(4)
Includes other working capital assets acquired (prepaid expenses, other receivables and other assets) and liabilities assumed (tenant security deposits and other payables), respectively, at the time of acquisition.

(5)
Represents below-market lease intangibles with a weighted average amortization period of 4.8 years, 10.3 years and 5.9 years for the REIT Portfolio, other 2016 acquisitions and total 2015 acquisitions, respectively.

The following table sets forth the results of operations for the year ended December 31, 2016, for the properties acquired during the year ended December 31, 2016, included in the consolidated statements of operations from the date of acquisition (in thousands):

Year Ended December 31, 2016
Revenues	$15,496
Net Income	$4,503

The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the year ended December 31, 2016, had occurred on January 1, 2015.  These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as (i) increased rental revenues for the amortization of the net amount of above- and -below-market rents acquired in the acquisitions, (ii) increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions, (iii) increased interest expense for borrowings associated with these acquisitions, (iv) the elimination of acquisition costs that are directly related to these acquisitions and (v) the elimination of equity in income/loss from unconsolidated real estate entities related to our acquisition of the property located at 3233 Mission Oaks Boulevard from our unconsolidated joint venture. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2015, and may not be indicative of future operating results.

	Year Ended December 31,
	2016	2015
Revenues	$137,744	$116,585
Net income	$26,427	$(76)
Net income attributable to common stockholders per share - basic	$0.42	$—
Net income attributable to common stockholders per share - diluted	$0.42	$—

4.	Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases as follows (in thousands):

	December 31,
	2016	2015
Acquired Lease Intangible Assets:
In-place lease intangibles	68,234	49,265
Accumulated amortization	(37,648)	(25,107)
In-place lease intangibles, net	30,586	24,158

Above-market tenant leases	10,191	9,062
Accumulated amortization	(4,412)	(2,837)
Above-market tenant leases, net	5,779	6,225
Acquired lease intangible assets, net	36,365	30,383

Acquired Lease Intangible Liabilities:
Below-market tenant leases	(12,426)	(5,227)
Accumulated accretion	3,477	2,053
Below-market tenant leases, net	(8,949)	(3,174)

Below-market ground lease	(290)	(290)
Accumulated accretion	109	77
Below-market ground lease, net	(181)	(213)
Acquired lease intangible liabilities, net	(9,130)	(3,387)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2016	2015	2014
In-place lease intangibles(1)	$13,560	$12,445	$9,275
Net above (below) market tenant leases(2)	$(46)	$234	$452
Above-market ground lease(3)	$(32)	$(32)	$(32)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above (below) market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.
The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2016, for the next five years (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Above Market Ground Lease(3)
2017	$10,087	$(403)	$(32)
2018	6,979	(481)	(32)
2019	5,413	(417)	(32)
2020	3,602	(475)	(32)
2021	1,947	(511)	(32)
Thereafter	2,558	(883)	(21)
Total	$30,586	$(3,170)	$(181)

(1)	Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operation.

(2)	Estimated amounts of amortization will be recorded as a net increase to rental revenues in the consolidated statements of operations.

(3)	Estimated amounts of accretion will be recorded as a decrease to property expenses in the consolidated statements of operations.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Principal amount	$502,476	$418,698
Less: unamortized discount and deferred loan costs(1)	(2,292)	(544)
Carrying value	$500,184	$418,154
(1)   Unamortized discount and deferred loan costs exclude net debt issuance costs related to establishing our unsecured credit facility. These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate(2)
Secured Debt
$60m Term Loan(3)	$59,674	$(204)	$60,000	$(283)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Gilbert/La Palma	2,909	(145)	3,044	(153)	3/1/2031		5.125%	(5)	5.39%
12907 Imperial Highway	5,182	180	5,299	303	4/1/2018		5.950%	(6)	3.50%
1065 Walnut Street	9,711	192	9,855	292	2/1/2019	(7)	4.550%	(8)	3.54%
Unsecured Debt
$100M Term Loan Facility	100,000	—	100,000	—	6/11/2019		LIBOR+1.50%	(9)	3.40%	(10)
Revolving Credit Facility	—	—	140,500	—	6/11/2018	(4)	LIBOR+1.55%	(9)(11)	2.32%
$225M Term Loan Facility	225,000	(1,680)	—	—	1/14/2023		LIBOR+1.75%	(9)	2.65%
Guaranteed Senior Notes(12)	100,000	(635)	100,000	(703)	8/6/2025		4.290%		4.36%
Total	$502,476	$(2,292)	$418,698	$(544)

(1)	Reflects the contractual interest rate under the terms of the loan as of December 31, 2016.

(2)
Reflects the effective interest rate at December 31, 2016, which includes the effect of the amortization of discounts/premiums and deferred loan costs and the effect of interest rate swaps that are effective as of December 31, 2016.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30 years amortization table. As of December 31, 2016, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

(4)	One additional one-year extension available at the borrower’s option.

(5)	Monthly payments of interest and principal based on a 20-year amortization table.

(6)
Monthly payments of interest and principal based on a 30-year amortization table, with a balloon payment at maturity. We may prepay the loan in full during the 90 day period prior to the maturity date with without incurring prepayment penalties.

(7)
One additional five-year extension available at the borrower’s option. We may prepay the loan in whole at any time on or after November 1, 2018 through the initial maturity date without incurring prepayment penalties, subject to certain notice requirements.

(8)	Monthly payments of interest and principal based on a 25-year amortization table, with a balloon payment at maturity.

(9)
The LIBOR margin will range from 1.25% to 1.85% for the $100.0 million term loan facility, 1.30% to 1.90% for the unsecured revolving credit facility and 1.50% to 2.25% for the $225.0 million term loan facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.

(10)	As of December 31, 2016, interest on the $100 million term loan has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(11)
The facility additionally bears interest at 0.30% or 0.20% of the daily undrawn amount of the unsecured revolving credit facility if the balance is under $100 million or over $100 million, respectively.

(12)
Interest is payable semiannually on February 6 and August 6 of each year, beginning on February 6, 2016. We may prepay at any time all or, from time to time, any part of the notes, in amounts not less than $2.5 million of the notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the credit agreement).

Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and deferred loan costs, as of December 31, 2016, and does not consider extension options available to us as noted in the table above (in thousands):

2017	$1,213
2018	6,163
2019	167,641
2020	166
2021	175
Thereafter	327,118
Total	$502,476

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
Interest on the $225 Million Term Loan Facility accrues based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we obtain an investment grade rating by two or more of Standard & Poor’s, Moody’s Investor Services and Fitch Ratings (the “Rating Agencies”), and elect to use the alternative rates based on our debt rating, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on our Leverage Ratio (as defined in the credit agreement).
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
Unsecured Credit Facility
As of December 31, 2016, we have a senior unsecured revolving credit facility with a borrowing capacity of $200.0 million (the “Revolver”) and a senior unsecured term loan facility (the “$100 Million Term Loan Facility”) with a borrowing capacity of $100.0 million (together the “Credit Facility”). The Revolver is scheduled to mature on June 11, 2018, with one 12-month extension option available, subject to certain conditions, and the $100 Million Term Loan Facility is scheduled to mature on June 11, 2019.  The aggregate principal amount of the Credit Facility may be increased to a total of up to $600.0 million, which may be comprised of additional revolving commitments under the Revolver or an increase to the $100 Million Term Loan Facility, or any combination of the foregoing, subject to the satisfaction of specified conditions and the identification of lenders willing to make available such additional amounts.
Interest on the Credit Facility accrues, at our option, at either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. Until we attain an investment grade rating by two or more of the Rating Agencies, and elect to use the alternative rates based on our debt rating, the applicable LIBOR margin will range from 1.30% to 1.90% for the Revolver and 1.25% to 1.85% for the $100 Million Term Loan Facility, depending on our Leverage Ratio (as defined in the credit agreement). In February 2015, the Revolver and the $100 Million Term Loan Facility were assigned an investment grade rating of BBB- by Fitch Ratings. Additionally, there is a quarterly facility fee that is paid on the undrawn portion of the Revolver in an amount equal to 0.20% or 0.30% depending on the undrawn amount of the Revolver.
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
As of December 31, 2016, we did not have any borrowings outstanding under our Revolver, leaving $200.0 million available for additional borrowings.
On February 14, 2017, we amended and expanded the Credit Facility. For additional details see Note 17 – Subsequent Events.
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
Our $100.0 million unsecured guaranteed senior notes (the “Notes”) contain a series of financial and other covenants with which we must comply. The financial covenants, which are tested on a quarterly basis, are the same as those that we must comply with under the $225 Million Term Loan Facility and the Credit Facility, as detailed above. In addition, we are required to maintain at all times a credit rating on the Notes from either S&P, Moody’s or Fitch. At issuance, the Notes were assigned an investment grade rating of BBB- by Fitch, which most recently affirmed in August 2016, with a stable outlook. Subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.

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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2016.

6.	Operating Leases
We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of December 31, 2016 is summarized as follows (in thousands):

For the year ending December 31:
2017	$104,077
2018	86,366
2019	71,480
2020	54,295
2021	39,546
Thereafter	85,536
Total	$441,300
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
The following table sets forth a summary of our interest rate swaps as of December 31, 2016 and 2015. We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities (dollars in thousands):

				Fair Value		Current Notional Amount(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Assets(2):
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$3,245	$—	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$2,349	$—	$—	$—
Liabilities(3):
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$338	$538	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$440	$698	$29,674	$30,000
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$529	$849	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$738	$1,059	$50,000	$—

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)	The fair value of these interest rate swaps are included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.

(3)	The fair value of these interest rate swaps are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of December 31, 2016 and 2015.  As of December 31, 2016, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $4.3 million and an interest rate swap liability of $0.8 million, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$4,475	$(2,781)	$(1,402)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(2,218)	$(1,039)	$—
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—
During the next twelve months, we estimate that an additional $1.5 million will be reclassified from AOCI as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2016 and 2015, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Interest Rate Swap Asset	$5,594	$—	$5,594	$—
Interest Rate Swap Liability	$(2,045)	$—	$(2,045)	$—
December 31, 2015
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(3,144)	$—	$(3,144)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2016 and 2015 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2016	$507,733	$—	$—	$507,733	$500,184
December 31, 2015	$416,497	$—	$—	$416,497	$418,154

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.3 million, $0.2 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, in management, leasing and development services revenue.

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
As of December 31, 2016 and 2015, we had a $1.1 million and $1.2 million contingent liability recorded in the line item “Accounts payable and accrued expenses” in our consolidated balance sheets, reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date. As of December 31, 2016 and 2015, we also had a $1.1 million and $1.2 million corresponding indemnification asset recorded in the line item “Other assets” in our consolidated balance sheets, reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
We expect that the resolution of the environmental matters relating to the above will not have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Rent Expense
As of December 31, 2016, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot. This ground lease is scheduled to expire on June 1, 2062.  We recognized rental expense for our ground lease in the amount of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our corporate and satellite office leases in the amount of $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The future minimum commitment under our corporate and satellite office leases and ground lease as of December 31, 2016, is as follows (in thousands):

For the year ending December 31:	Office Lease	Ground Lease
2017	$635	$144
2018	622	144
2019	337	144
2020	—	144
2021	—	144
Thereafter	—	5,820
Total	$1,594	$6,540

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

Tenant and Construction Related
As of December 31, 2016, we had commitments of approximately $10.1 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250 thousand per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2016, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of December 31, 2016, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the year ended December 31, 2016, no single tenant accounted for more than 5% of our total rental revenues.

11.    Investments in Unconsolidated Real Estate Entities
We hold a 15% equity interest in a joint venture (the “JV”) that previously held three industrial properties located at 3001, 3175 and 3233 Mission Oaks Boulevard in Ventura County. We accounted for our investment in this JV under the equity method of accounting.
On November 17, 2014, the JV sold two of the three properties located at 3001 and 3175 Mission Oaks Boulevard to an unrelated third party for a contract price of $54.5 million.  As part of the disposition, the JV repaid the $41.5 million outstanding balance on the loan secured by the three properties.  In connection with the sale of these two properties, the JV recognized a gain of $13.4 million.  Our pro rata share of the net proceeds of the sale following loan satisfaction and payment of customary closing expenses was approximately $1.7 million.

On July 6, 2016, the Company acquired the remaining property located at 3233 Mission Oaks Boulevard (the “final JV property”), which comprised substantially all of the JV’s assets, from the JV for a contract price of $25.7 million. Prior to the acquisition, our ownership interest in the final JV property was 15.0%. Following the acquisition, we own 100% of the final JV property and are accounting for it on a consolidated basis (See Note 3). In connection with the JV’s sale of the final JV property, we wrote-off the related $0.6 million unamortized basis adjustment. Immediately after the sale of the final JV property, the carrying value of our investment in unconsolidated real estate entities was $3.6 million.

Following the sale of the final JV property, the JV distributed all of its available cash, with the exception of a small amount of working capital which was retained to cover any residual costs associated with the winding down of the JV. Our share of the JV distributions totaled $5.5 million, which exceeded the $3.6 million carrying value of our investment immediately after the sale of the final JV property. We recorded the $1.9 million of excess distributions as a realized gain in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations.
The following table presents the combined summarized balance sheet of our unconsolidated joint venture. Amounts provided are attributable to the JV and do not represent our proportionate share, unless otherwise noted (in thousands).

	December 31,
	2016	2015
Assets	$72	$24,280
Liabilities	(31)	(1,250)
Partners’/members’ equity	$41	$23,030
Carrying value of the Company’s investment in unconsolidated real estate entities (1)	$—	$4,087

(1)
The difference between the carrying value of our investment in unconsolidated real estate entities and our 15% share of the underlying equity in the net assets of the JV are basis differences resulting from the contribution of our JV equity interest as part of our formation transactions that occurred on July 24, 2013. As of December 31, 2016 and 2015, unamortized basis differences were $0.0 million and $0.6 million, respectively.

The following table presents the combined summarized results of operations of our unconsolidated joint venture. These amounts include the results of operations of (i) the properties located at 3001 and 3175 Mission Oaks Boulevard during the period prior to November 17, 2014, and (ii) the final JV property during the period prior to July 6, 2016, when we acquired the remaining 85% ownership interest in the final JV property. Amounts provided are attributable to the JV and do not represent our proportionate share (in thousands).

	Year Ended December 31,
	2016	2015	2014
Revenues	$1,281	$2,673	$7,018
Expenses	(442)	(1,911)	(6,526)
Gain on sale of properties	3,458	—	13,389
Net income	$4,297	$762	$13,881

During the time that the JV owned the three properties, we performed property and construction management services for each property. We earned fees and commissions from managing the JV totaling $0.1 million, $0.2 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in the line item “Management, leasing and development services” in the consolidated statements of operations.

12.	Dispositions and Discontinued Operations
Dispositions
The table below summarizes the properties we sold during the years ended December 31, 2016 and December 31, 2014 (dollars in thousands).  We did not complete any dispositions during the year ended December 31, 2015.

Address	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price	Gain (Loss) Recorded
2016 Dispositions:
6010 N. Paramount Boulevard(1)	Los Angeles - South Bay	5/2/2016	16,534	$2,480	$944
1840 Dana Street(1)	Los Angeles - San Fernando Valley	5/25/2016	13,497	$4,250	$1,445
12910 East Mulberry Drive(1)	Los Angeles - Mid-Counties	6/7/2016	153,080	$15,000	$9,174
22343-22349 La Palma Avenue(1)	Orange County - North	11/22/2016	115,760	$17,000	$4,752
331 East 157th Street(1)	Los Angeles - South Bay	11/28/2016	12,000	$1,975	$1,062

2014 Dispositions:
1335 Park Center Drive(2)	San Diego - North County	1/29/2014	124,997	$10,103	$2,262
2900 N. Madera Road(2)	Ventura	3/13/2014	63,305	$4,350	$(137)
500-560 Zenith Drive(1)	Other - Glenview, Illinois	8/29/2014	37,992	$1,822	$(150)

(1)	The results of operations and the gain (loss) on sale of this property are reported as part of net income from continuing operations in the consolidated statements of operations.

(2)	The results of operations and the gain (loss) on sale of this property are reported as part of discontinued operations in the consolidated statements of operations.
Discontinued Operations
We did not complete any dispositions during the years ended December 31, 2016 and 2015, which qualified for discontinued operations presentation subsequent to the adoption of ASU 2014-08. The table below summarizes income from discontinued operations, which includes the results of operations (prior to disposition) and the gain on sale of real estate, attributable to the properties located at 1335 Park Center Drive and 2900 N. Madera Road (in thousands).

Year Ended December 31, 2014
Revenues	$85
Operating expenses	(57)
Depreciation and amortization expense	(7)
Gain on sale of real estate	2,125
Income from discontinued operations	$2,146

13.	Stockholders’ Equity
Preferred Stock
On August 16, 2016, we completed an underwritten public offering of 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share. The net proceeds from the offering were approximately $86.7 million after deducting the underwriters’ discount and offering costs totaling $3.3 million. The Series A Preferred Stock is presented in stockholders' equity on the consolidated balance sheet net of issuance costs.
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
Common Stock Issuances
On April 15, 2016, we completed a public follow-on offering of 10,350,000 shares of our common stock, including the underwriters’ exercise in full of its option to purchase 1,350,000 shares of our common stock, at an offering price of $17.65 per share. The net proceeds of the follow-on offering were $174.4 million, after deducting the underwriters’ discount and offering costs totaling $8.3 million. On April 15, 2016, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 10,350,000 common units of partnership interests in the Operating Partnership (“OP Units”).
On February 3, 2015, we completed a public follow-on offering of 11,500,000 shares of our common stock at an offering price of $16.00 per share. The net proceeds of the follow-on offering were $176.2 million, after deducting the underwriters’ discount and offering costs totaling $7.8 million. On February 3, 2015, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 11,500,000 OP Units.
On August 19, 2014, we completed a public follow-on offering of 17,250,000 shares of our common stock at an offering price of $13.50 per share.  The net proceeds of the follow-on offering were $221.8 million, after deducting the underwriters’ discount and offering costs of totaling $11.1 million.  On August 19, 2014, we contributed the net proceeds of the offering to our Operating Partnership in exchange for 17,250,000 OP Units.
ATM Program
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents. During the year ended December 31, 2016, we sold 402,683 shares of our common stock under the ATM Program, at a weighted average price of $23.13 per share, for gross proceeds of $9.3 million. The net proceeds from these sales were $9.2 million, after deducting the sales agents’ fee. During the year ended December 31, 2015, we sold 500 shares of our common stock under the ATM Program at a price of $14.30 per share, for gross proceeds of $7 thousand. As of December 31, 2016, we had the capacity to issue up to an additional $115.7 million of common stock under the ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. As of December 31, 2016, noncontrolling interests consisted of 1,966,996 OP Units and 41,688 fully-vested LTIP units and represented approximately 2.9% of our Operating Partnership as of December 31, 2016. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See Note 14 for a description of LTIP units.
During the years ended December 31, 2016, 2015 and 2014, we redeemed 59,646, 288,234 and 685,915 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock resulting in the reclassification of $0.6 million, $3.2 million, and $7.8 million, respectively, from noncontrolling interests to total stockholders’ equity.
During the year ended December 31, 2015, we redeemed 8,468 OP Units for approximately $0.1 million at a price of $16.07 per unit. We did not redeem any OP units for cash during the years ended December 31, 2016 and 2014.

As described in Note 3, as part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’s 12.5% cumulative non-voting preferred stock. The remaining 125 shares of preferred stock (the “noncontrolling preferred stock”) may be redeemed by us at any time, subject to procedural requirements, at a redemption price equal to $1,000 per share, or an aggregate price of $125,000, plus any dividends thereon that have accrued but have not been repaid at the time of such redemption (the “redemption price”). The noncontrolling preferred stock is entitled to a liquidation preference that is equal to the redemption price noted above. The noncontrolling preferred stock has been classified as noncontrolling interests in our consolidated balance sheets and has balance equal to its liquidation preference.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2016 and 2015, which consists solely of adjustments related to our cash flow hedges:

	2016	2015
Accumulated other comprehensive loss - beginning balance	$(3,033)	$(1,331)
Other comprehensive income (loss) before reclassifications	4,475	(2,781)
Amounts reclassified from accumulated other comprehensive loss to interest expense	2,218	1,039
Net current period other comprehensive income (loss)	6,693	(1,742)
Less other comprehensive (income) loss attributable to noncontrolling interests	(215)	40
Other comprehensive income (loss) attributable to common stockholders	6,478	(1,702)
Accumulated other comprehensive income (loss) - ending balance	$3,445	$(3,033)
Dividends
Earnings and profits, which determine the taxability of dividends to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation expense.
The following table summarizes the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2016, 2015 and 2014:

	Common Stock						Preferred Stock
	Year Ended December 31,
	2016		2015		2014		2016
Ordinary Income	$0.452085	99.66%	$0.478948	93.91%	$0.460750	92.15%	$0.548884	99.66%
Return of Capital	—	—%	—	—%	—	—%	—	—%
Capital Gain(1)	0.001562	0.34%	0.031052	6.09%	0.039250	7.85%	0.001896	0.34%
Total	$0.453647	100.00%	$0.510000	100.00%	$0.500000	100.00%	$0.550780	100.00%

(1)	100.0%, 0.0% and 19.0% of the capital gains reported for the years ended December 31, 2016, 2015 and 2014, respectively, are comprised of an unrecaptured Section 1250 gain.

14.	Incentive Award Plan
In July 2013, our board of directors adopted the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”). The Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, LTIP units of partnership interest in our operating partnership (“LTIP Units”), performance units in our operating partnership (“Performance Units”), and other stock based and cash awards.
Our employees, consultants and non-employee directors are eligible to receive awards under the Plan. The Plan is administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (collectively the “plan administrator”), subject to certain limitations. The plan administrator sets the terms and conditions of all awards under the Plan, including any vesting and vesting acceleration conditions.
The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 920,381 shares of common stock, LTIP units and Performance Units remain available for issuance as of December 31, 2016).  Shares and units granted under the Plan may be authorized but unissued shares or LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or LTIP units subject to such award will generally be available for future awards.
LTIP Units and Performance Units
LTIP Units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP Units and Performance Units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events more fully described in the Operating Partnership’s partnership agreement (“book-up events”), the LTIP Units and Performance Units can over time achieve full parity with the common units for all purposes. If such parity is reached, vested LTIP Units and vested Performance Units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. LTIP Units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock. Performance Units that have not vested receive a quarterly per-unit distribution equal to 10% of the per-unit distribution paid on OP Units.
On December 29, 2016, the compensation committee approved the grant under the Plan to Messrs. Schwimmer, Frankel and Khan (collectively, the “executives”) of 116,690 LTIP Units, that are subject to time-based vesting requirements (the “2016 LTIP Award”), and 199,000 Performance Units, that are subject to market-based vesting requirements (the “2016 Performance Award”).
On December 15, 2015, the compensation committee approved the grant under the Plan to the executives of 166,669 LTIP Units, that are subject to time-based vesting requirements (the “2015 LTIP Award”), and 315,998 Performance Units, that are subject to market-based vesting requirements (the “2015 Performance Award”).
LTIP Unit Awards
The 2016 LTIP Award and the 2015 LTIP Award are scheduled to vest in equal installments of 25% on each of the first, second, third and fourth anniversaries of the grant date, subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense will be recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of the 2016 LTIP Award and the 2015 LTIP Awards is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of the awards:

	2016 LTIP Award	2015 LTIP Award
Valuation date	December 29, 2016	December 15, 2015
Closing share price of common stock	$22.71	$15.90
Discount for post-vesting restrictions and book-up events	5.0%	5.0%
Grant date fair value (in thousands)	$2,518	$2,518

Performance Unit Awards
For each of the 2016 Performance Award and the 2015 Performance Award (collectively the “Performance Awards”), the number of Performance Units that ultimately vest, which will range from 0% to 100% of the units granted, will be based on the Company’s total shareholder return (“TSR”) over a three-year performance period, and further subject to the executive’s continued employment. For the 2016 Performance Award, the three-year performance period begins on December 29, 2016, and ends on December 28, 2019, and for the 2015 Performance Award, the three-year performance period begins on December 15, 2015, and ends on December 14, 2018. TSR is measured as the appreciation in the price per share of the Company’s common stock plus dividends paid during the three-year performance period, assuming the reinvestment in common stock of all dividends paid during the performance period. Each of the Performance Awards is comprised of a number of units designated as base units and distribution equivalent units. Forty percent (40%) of the base units are designated as “absolute TSR base units,” and vest based on varying levels of the Company’s TSR over the three-year performance period. The other sixty percent (60%) of the base units are designated as “relative TSR base units” and vest based on the Company’s TSR as compared to the TSR percentage of a peer group of companies included in the SNL U.S. Equity REIT Index over the three-year performance period. As noted above, Performance Units that have not vested will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the three-year performance period and a portion will be paid out as distribution equivalent units based upon the number of absolute and relative units that ultimately vest.
The TSR levels and vesting percentages for the absolute TSR base units and relative TSR base units for the 2016 Performance Awards and the 2015 Performance Awards are summarized in the following tables:

	2016 Performance Award
	Absolute TSR Base Units		Relative TSR Base Units
Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage
	< 21%	—%	< 50th Percentile	—%
“Threshold Level”	21%	25%	50th Percentile	25%
“Target Level”	35.5%	60%	62.5th Percentile	60%
“Maximum Level”	≥ 50%	100%	≥ 75th Percentile	100%

	2015 Performance Award
	Absolute TSR Base Units		Relative TSR Base Units
Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage
	< 24%	—%	< 50th Percentile	—%
“Threshold Level”	24%	20%	50th Percentile	20%
“Target Level”	37%	60%	62.5th Percentile	60%
“Maximum Level”	≥ 50%	100%	≥ 75th Percentile	100%
If the Company’s TSR percentage or the peer group relative performance falls between the levels specified in the tables above, the percentage of absolute base units or relative base units that vest will be determined using straight-line interpolation between such levels.

The fair value of the Performance Awards are based on the sum of: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The fair value of the Performance Awards were measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period. The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the Performance Awards.

	2016 Performance Award	2015 Performance Award
Valuation date	December 29, 2016	December 15, 2015
Expected share price volatility of the Company	20.0%	24.0%
Expected share price volatility of peer group companies - low end of range	21.0%	21.0%
Expected share price volatility of peer group companies - high end of range	50.0%	62.0%
Expected dividend yield	2.80%	3.40%
Risk-free interest rate	1.49%	1.28%
Grant date fair value (in thousands)	$1,753	$2,157
The expected share price volatilities are based on a mix of the historical and implied volatilities of the Company and the peer group companies. The expected dividend yield is based on our average historical dividend yield since our IPO and our dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the three-year time period of the performance period.
Compensation cost will be recognized ratably over the requisite service period, regardless of whether the TSR levels are achieved and any awards ultimately vest. We will only reverse compensation expense if the holder of a Performance Unit forfeits the award by leaving the employment of the Company prior to vesting.
Restricted Common Stock
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
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company, other than executives, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  During the year ended December 31, 2016, we granted 91,134 shares of restricted common stock to non-executive employees. The grant date fair value of these awards was $1.6 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $17.13 to $22.97 per share.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the anniversary of the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the year ended December 31, 2016, we granted 2,514 shares of restricted common stock to each of our non-employee directors.  The grant date fair value of each award was $50,000 based on the $19.89 closing share price of the Company’s common stock on the date of grant.

The following table sets forth our unvested restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2013	140,468	$14.00
Granted	243,233	$14.40
Forfeited	(29,664)	$14.04
Vested(1)(2)	(34,020)	$14.00
Balance at December 31, 2014	320,017	$14.30
Granted	152,103	$15.34
Forfeited	(31,925)	$14.54
Vested(1)(2)	(106,754)	$14.34
Balance at December 31, 2015	333,441	$14.30
Granted	103,704	$18.03
Forfeited	(23,968)	$15.37
Vested(1)(2)	(125,350)	$14.63
Balance at December 31, 2016	287,827	$15.92

(1)
The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $2.6 million, $1.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Total shares vested include 36,374, 12,670 and 6,928 shares of common stock that were tendered by employees during the years ended December 31, 2016, 2015 and 2014, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares.

The following table sets forth the vesting schedule of total unvested shares of restricted common stock outstanding as of December 31, 2016:

Twelve months ending December 31:	Shares
2017	167,026
2018	60,466
2019	39,158
2020	21,177
287,827
Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Expensed share-based compensation(1)	3,835	1,752	1,018
Capitalized share-based compensation(2)	147	101	107
Total share-based compensation	3,982	1,853	1,125

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the accompanying consolidated balance sheets.

As of December 31, 2016, there was $9.9 million of total unrecognized compensation cost related to all unvested share-based awards expected to vest, of which we expect $0.4 million will be capitalized for employees who provide leasing and construction services. As of December 31, 2016, this total unrecognized compensation cost is expected to be recognized over a weighted average remaining period of 28 months.

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) from continuing operations	$25,876	$1,950	$(1,170)
Net income (loss) from continuing operations attributable to noncontrolling interests	(750)	(76)	97
Preferred stock dividends	(1,983)	—	—
Income from continuing operations attributable to participating securities	(302)	(223)	(102)
Income (loss) from continuing operations attributable to common stockholders	22,841	1,651	(1,175)
Income from discontinued operations	—	—	2,146
Income from discontinued operations attributable to noncontrolling interests	—	—	(177)
Income from discontinued operations attributable to common stockholders	—	—	1,969
Net income attributable to common stockholders	$22,841	$1,651	$794

Denominator:
Weighted average shares of common stock outstanding - basic	62,723,021	54,024,923	31,953,506
Effect of dilutive securities - performance units	242,533	—	—
Weighted average shares of common stock outstanding - diluted	62,965,554	54,024,923	31,953,506

Earnings per share - Basic and Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$0.36	$0.03	$(0.04)
Net income from discontinued operations attributable to common stockholders	$—	$—	$0.06
Net income attributable to common stockholders	$0.36	$0.03	$0.02

Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. As such, unvested shares of restricted stock, unvested LTIP Units and unvested Performance Units are considered participating securities. Participating securities are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and each participating security according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Participating securities are also included in the computation of diluted EPS using the more dilutive of the two-class method or treasury stock method for unvested shares of restricted stock and LTIP Units, and by determining if certain market conditions have been met at the reporting date for unvested Performance Units.

The effect of including unvested shares of restricted stock and unvested LTIP Units using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive.
Performance Units, which are subject to vesting based on the Company achieving certain TSR levels over a three-year performance period, are included as contingently issuable shares in the calculation of diluted EPS when TSR has been achieved at or above the threshold level, assuming the reporting period is the end of the performance period, and the effect is dilutive. As of December 31, 2016, for the 2015 Performance Award, the Company’s TSR performance relative to a peer group was above the 75th percentile, or maximum level, and the Company’s absolute TSR was approximately 49.5%, which is between the target and maximum levels. For the 2016 Performance Award, the Company’s absolute and relative TSR were both below the threshold level. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above.
We also consider the effect of other potentially dilutive securities, including OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

16.	Quarterly Information (unaudited)
The following tables set forth selected quarterly information for the years ended December 31, 2016 and 2015 (in thousands except per share amounts):

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$34,777	$33,303	$30,608	$27,504
Net operating income(1)	$25,310	$23,966	$22,538	$19,827
Net income	$8,546	$3,061	$12,792	$1,477
Net income attributable to common stockholders	$6,928	$2,267	$12,299	$1,347
Net income attributable to common stockholders per share - basic	$0.11	$0.03	$0.19	$0.02
Net income attributable to common stockholders per share - diluted	$0.10	$0.03	$0.19	$0.02

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$26,164	$23,674	$22,722	$21,340
Net operating income(1)	$18,941	$17,098	$16,407	$15,160
Net income	$1,056	$617	$196	$81
Net income attributable to common stockholders	$945	$540	$139	$27
Net income attributable to common stockholders per share - basic and diluted	$0.02	$0.01	$—	$—

(1)	Net operating income is calculated as total rental revenues from real estate operations including (i) rental income, (ii) tenant reimbursements and (iii) other income less property expenses.

17.    Subsequent Events

ATM Program

During January 2017, we sold 168,685 shares of our common stock under the ATM Program, at a weighted average price of $23.16 per share, for gross proceeds of $3.9 million and net proceeds of $3.8 million, after deducting the sales agents’ fee.

Amended and Restated Credit Agreement
On February 14, 2017, we amended our existing $300 million Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $450.0 million senior unsecured credit facility, comprised of a $350.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available, and the Amended Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended Term Loan, additional term loan tranches or any combination of the foregoing.

     Interest on the Amended Credit Agreement, is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Amended Revolver range in amount from 1.10% to 1.50% for LIBOR-based loans and 0.10% to 0.50% for Base Rate-based loans, depending on our leverage ratio. The margins for the Amended Term Loan range in amount from 1.20% to 1.70% for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.

If we attain one additional investment grade rating by one or more of Standard & Poor’s or Moody’s Investor Services to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.825% to 1.55% for LIBOR-based loans and 0.00% to 0.55% for Base Rate-based loans, depending on such rating. The margins for the Amended Term Loan will range in amount from 0.90% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for Base Rate-based loans, depending on such rating.

In addition to the interest payable on amounts outstanding under the Amended Revolver, we are required to pay an applicable facility fee, based upon our leverage ratio, on each lender's commitment amount under the Amended Revolver, regardless of usage. The applicable facility fee will range in amount from 0.15% to 0.30%, depending on our leverage ratio. In the event that we convert the pricing structure to be based on an investment-grade rating, the applicable facility fee will range in amount from 0.125% to 0.30%, depending on such rating.
Acquisition
On February 17, 2017, we acquired a property located at 28901-28903 Avenue Paine in Valencia, California for a contract price of approximately $17.1 million using available cash on hand and borrowings under our Revolver. The property consists of one single-tenant building with 111,346 rentable square feet.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	--	(3)	$3,875	$2,407	$9,493	$3,875	$11,900	$15,775	$(5,405)	1965, 2005 / 2003	2002
300 South Lewis Rd.	Camarillo, CA	--	(3)	4,150	3,050	6,921	4,150	9,971	14,121	(5,072)	1960-1963 / 2006	2003
1400 South Shamrock	Monrovia, CA	--		2,317	2,534	675	2,317	3,209	5,526	(1,963)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	--	(3)	868	—	4,143	868	4,143	5,011	(1,306)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	2,271	2,539	4,291	6,830	(2,101)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	--	(3)	6,817	6,089	760	6,817	6,849	13,666	(3,279)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	6,045	2,525	9,425	11,950	(3,081)	1969, 2008 / 2006 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	3,339	2,666	6,682	9,348	(2,465)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	1,992	2,346	6,514	8,860	(2,600)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	1,065	4,711	4,264	8,975	(504)	1970 / 2007	2013
12345 First American Way	Poway, CA	--		2,469	2,489	2,818	800	3,776	4,576	(1,481)	2002 / 2007	2005
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim, CA	--		4,893	1,386	1,185	4,893	2,571	7,464	(1,082)	1973 / 2007	2005
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,824	1,784	4,798	6,582	(2,020)	1988 / 2006	2004
311, 319 & 329 157th St.	Gardena, CA	--		2,508	529	1,314	2,508	1,843	4,351	(738)	1960-1971 / 2006-2011	2006
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	6,897	3,740	7,157	10,897	(1,696)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	3,562	1,849	10,338	12,187	(3,768)	1987 / 2008 / 2015	2006
15715 Arrow Highway	Irwindale, CA	--	(3)	3,604	5,056	(86)	3,604	4,970	8,574	(2,021)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	3,547	5,470	10,855	16,325	(3,968)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--		5,001	7,658	3,441	5,001	11,099	16,100	(4,758)	1977-1988 / 2006	2005

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--	3,473	5,119	1,050	3,473	6,169	9,642	(2,689)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--	3,647	11,867	2,354	3,647	14,221	17,868	(6,653)	1988-1989 / 2006	2006
9375 Archibald Ave.	Rancho Cucamonga, CA	--	3,572	3,239	2,001	1,808	3,817	5,625	(1,640)	1980 / 2007	2007
18118-18120 S. Broadway	Carson, CA	--	3,013	2,161	324	3,013	2,485	5,498	(438)	1957 / 1989	2013
901 W. Alameda Ave.	Burbank, CA	--	6,304	2,996	5,175	6,304	8,171	14,475	(3,178)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	--	7,015	7,078	1,589	7,015	8,667	15,682	(2,893)	1961, 1983 / 2008-2010	2007
700 Allen Ave., & 1830 Flower	Glendale, CA	--	3,386	666	1,359	3,386	2,025	5,411	(351)	1949, 1961 / 2011-2012	2008
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--	1,759	2,834	1,892	1,759	4,726	6,485	(1,399)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	--	6,974	2,902	131	6,974	3,033	10,007	(1,075)	2008	2009
131 W. 33rd St.	National City, CA	--	2,390	5,029	333	2,390	5,362	7,752	(2,181)	1969 / 2008	2006
5803 Newton Dr.	Carlsbad, CA	--	3,152	7,155	1,664	1,692	5,697	7,391	(2,431)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--	4,453	5,900	703	2,830	4,641	7,471	(1,775)	1989 / 2007	2008
200-220 South Grand Ave.	Santa Ana, CA	--	2,579	667	259	2,371	880	3,251	(318)	1973 / 2008	2007
3720-3750 W. Warner Ave.	Santa Ana, CA	--	3,028	1,058	744	3,028	1,802	4,830	(665)	1973 / 2008	2007
6750 Unit B-C - 6780 Central Ave.	Riverside, CA	--	3,323	1,118	1,184	1,441	1,780	3,219	(839)	1978	2007
77-700 Enfield Lane	Palm Desert, CA	--	1,110	1,189	324	397	806	1,203	(341)	1990	2007
1050 Arroyo Ave.	San Fernando, CA	--	3,092	1,900	399	3,092	2,299	5,391	(351)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	--	4,298	5,075	669	4,298	5,744	10,042	(816)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	--	3,481	3,530	1	3,481	3,531	7,012	(699)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--	4,179	5,358	5	4,179	5,363	9,542	(731)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	--	1,582	1,856	99	1,582	1,955	3,537	(252)	1970-1972 / 2012	2011
13914-13932 Valley Blvd.	La Puente, CA	--	2,372	2,431	313	2,372	2,744	5,116	(391)	1978, 1988 / 2012	2011

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
10700 Jersey Blvd.	Rancho Cucamonga, CA	--		3,158	4,860	360	3,158	5,220	8,378	(804)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--		3,608	2,699	171	3,608	2,870	6,478	(440)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	--		3,253	1,605	254	3,253	1,859	5,112	(279)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--		3,720	2,641	307	3,720	2,948	6,668	(466)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--		1,396	925	15	1,396	940	2,336	(153)	1986	2011
1400 S. Campus Ave.	Ontario, CA	--		3,266	2,961	2	3,266	2,963	6,229	(1,331)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	--		4,096	1,570	2	4,096	1,572	5,668	(243)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	101	3,082	6,331	9,413	(935)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	--		17,978	39,471	2,083	17,978	41,554	59,532	(5,595)	1966, 1992, 1993, 1994	2013
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair, CA	--		2,285	4,778	709	2,285	5,487	7,772	(858)	1974	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	3,614	3,043	6,164	9,207	(742)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	--		1,389	3,872	246	1,389	4,118	5,507	(584)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	--		2,497	5,494	710	2,497	6,204	8,701	(904)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,764	(4)	4,582	5,135	200	4,582	5,335	9,917	(887)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	9	8,001	17,743	25,744	(2,037)	1983	2013
2950 Madera Rd.	Simi Valley, CA	--	(3)	3,601	8,033	2	3,601	8,035	11,636	(918)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	--		1,517	1,833	618	1,517	2,451	3,968	(286)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	--		3,117	1,894	870	3,117	2,764	5,881	(280)	1972 / 2015	2014
14723-14825 Oxnard St.	Van Nuys, CA	--		4,458	3,948	1,083	4,458	5,031	9,489	(560)	1964 / 1968	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	--		2,260	6,043	226	2,260	6,269	8,529	(923)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	--		2,428	4,271	2,093	2,428	6,364	8,792	(523)	1963 / 1968	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
24105 Frampton Ave.	Torrance, CA	--	2,315	1,553	1,875	2,315	3,428	5,743	(75)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	--	7,935	10,525	—	7,935	10,525	18,460	(1,124)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	--	6,373	7,356	257	6,373	7,613	13,986	(1,012)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	--	2,181	4,012	242	2,181	4,254	6,435	(479)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	--	9,305	2,115	3,894	9,305	6,009	15,314	(216)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	--	3,725	6,145	42	3,725	6,187	9,912	(669)	2001	2014
9755 Distribution Ave.	San Diego, CA	--	1,863	3,211	172	1,863	3,383	5,246	(521)	1974	2014
9855 Distribution Ave	San Diego, CA	--	2,733	5,041	13	2,733	5,054	7,787	(566)	1983	2014
9340 Cabot Drive	San Diego, CA	--	4,311	6,126	163	4,311	6,289	10,600	(702)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	--	2,413	3,451	18	2,413	3,469	5,882	(393)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	--	4,423	6,799	238	4,423	7,037	11,460	(828)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	--	5,125	5,009	744	5,125	5,753	10,878	(632)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	--	5,240	5,065	85	5,240	5,150	10,390	(943)	1987	2014
3880 West Valley Blvd.	Pomona, CA	--	3,982	4,796	65	3,982	4,861	8,843	(966)	1980	2014
1601 Alton Pkwy.	Irvine, CA	--	7,638	4,946	4,944	7,638	9,890	17,528	(516)	1974	2014
3116 W. Avenue 32	Los Angeles, CA	--	3,761	6,729	1,029	3,761	7,758	11,519	(682)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	--	7,230	9,058	743	7,230	9,801	17,031	(1,073)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	--	4,773	5,970	469	4,773	6,439	11,212	(853)	1988	2014
605 8th Street	San Fernando, CA	--	2,393	2,742	1,744	2,393	4,486	6,879	(202)	1991 / 2015	2014
9120 Mason Ave.	Chatsworth, CA	--	9,224	19,346	—	9,224	19,346	28,570	(1,746)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	--	8,495	15,948	1,918	8,495	17,866	26,361	(1,290)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	--	1,723	4,767	1,056	1,723	5,823	7,546	(253)	1992	2014

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
10509 Business Drive	Fontana, CA	--		3,505	5,237	136	3,505	5,373	8,878	(500)	1989	2014
13231 Slover Avenue	Fontana, CA	--		2,812	4,739	159	2,812	4,898	7,710	(449)	1990	2014
240 W Ivy Avenue	Inglewood, CA	--		2,064	3,675	844	2,064	4,519	6,583	(334)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	--		2,616	8,311	277	2,616	8,588	11,204	(821)	1988	2014
2350-2380 Eastman Ave	Oxnard, CA	--		1,805	3,856	59	1,805	3,915	5,720	(473)	2003	2014
1800 Eastman Ave	Oxnard, CA	--		842	2,209	—	842	2,209	3,051	(294)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	--		1,128	2,726	308	1,128	3,034	4,162	(297)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	--		3,487	9,589	90	3,487	9,679	13,166	(928)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	--		3,478	7,834	167	3,478	8,001	11,479	(708)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	--		10,805	18,426	697	10,805	19,123	29,928	(1,825)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	5,362	(5)	5,462	6,678	—	5,462	6,678	12,140	(523)	1997	2015
8902-8940 Activity Rd	San Diego, CA	--		9,427	8,103	290	9,427	8,393	17,820	(768)	1987 / 1997	2015
1210 N Red Gum St	Anaheim, CA	--		3,326	4,020	111	3,326	4,131	7,457	(378)	1985	2015
9401 De Soto Ave	Chatsworth, CA	--		6,352	7,764	3,695	6,352	11,459	17,811	(137)	1983	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	--		8,508	1,134	205	8,508	1,339	9,847	(135)	1975	2015
16221 Arthur St.	Cerritos, CA	--		2,979	3,204	143	2,979	3,347	6,326	(234)	1979	2015
2588 & 2605 Industry Way	Lynwood, CA	--		8,738	9,415	—	8,738	9,415	18,153	(677)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	--		4,010	3,050	—	4,010	3,050	7,060	(226)	1997	2015
6700 S Alameda St.	Huntington Park, CA	--		3,502	9,279	258	3,502	9,537	13,039	(732)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	--		6,902	8,949	124	6,902	9,073	15,975	(896)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	--		3,446	1,241	84	3,446	1,325	4,771	(116)	1982	2015
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard, CA	--		3,310	5,806	575	3,310	6,381	9,691	(492)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	--		3,357	3,527	31	3,357	3,558	6,915	(225)	2004	2015
6020 Sheila St.	Commerce, CA	--		4,590	7,772	581	4,590	8,353	12,943	(399)	2000	2015

				Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
9805 6th St.	Rancho Cucamonga, CA	--		3,503	3,204	422	3,503	3,626	7,129	(202)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	--		3,087	4,081	86	3,087	4,167	7,254	(222)	1955 / 2001	2015
2535 Midway Dr.	San Diego, CA	--		17,175	3,141	1,715	17,175	4,856	22,031	(47)	1972	2015
601-605 S. Milliken Ave.	Ontario, CA	--		5,479	7,036	413	5,479	7,449	12,928	(464)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	9,903	(6)	10,038	4,380	436	10,038	4,816	14,854	(448)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	--		3,481	776	755	3,481	1,531	5,012	(25)	1971 / 2016	2015
17311 Nichols Ln.	Huntington Beach, CA	--		7,988	8,728	—	7,988	8,728	16,716	(379)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	--		4,038	4,055	73	4,038	4,128	8,166	(135)	1986	2016
28454 Livingston Avenue	Valencia, CA	--		5,150	9,666	—	5,150	9,666	14,816	(320)	2007	2016
20 Icon	Lake Forest, CA	--		12,576	8,817	—	12,576	8,817	21,393	(369)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	--		18,803	6,029	—	18,803	6,029	24,832	(198)	1976	2016
2700_2722 Fairview Street	Santa Ana, CA	--		10,144	5,989	—	10,144	5,989	16,133	(196)	1964 / 1984	2016
12131 Western Avenue	Garden Grove, CA	--		15,077	11,149	293	15,077	11,442	26,519	(365)	1987 / 2007	2016
9 Holland	Irvine, CA	--		13,724	9,365	45	13,724	9,410	23,134	(292)	1980 / 2013	2016
2811 Harbor Boulevard	Santa Ana, CA	--		8,663	7,919	—	8,663	7,919	16,582	(237)	1977 / 2015	2016
15996 Jurupa Avenue	Fontana, CA	--		7,855	12,056	—	7,855	12,056	19,911	(340)	2015	2016
11127 Catawba Avenue	Fontana, CA	--		5,562	8,094	—	5,562	8,094	13,656	(230)	2015	2016
13550 Stowe Drive	Poway, CA	--		9,126	8,043	—	9,126	8,043	17,169	(289)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	--		4,433	2,961	141	4,433	3,102	7,535	(113)	1975	2016
525 Park Avenue	San Fernando, CA	--		3,830	3,887	—	3,830	3,887	7,717	(92)	2003	2016
3233 Mission Oaks Blvd	Camarillo, CA	--		13,791	10,017	560	13,791	10,577	24,368	(293)	1980-1982 / 2014	2016
1600 Orangethorpe & 1335-1375 Acacia	Fullerton, CA	--		26,659	12,673	152	26,659	12,825	39,484	(273)	1968 / 1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	--		13,463	1,680	346	13,463	2,026	15,489	—	1969	2016

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (1)	Building & Improvements (1)	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
3927 Oceanic Drive	Oceanside, CA	--	2,667	4,581	—	2,667	4,581	7,248	(32)	2004	2016
301-445 Figueroa Street	Wilmington, CA	--	7,126	5,728	35	7,126	5,763	12,889	(52)	1972	2016
12320 4th Street	Rancho Cucamonga, CA	--	12,642	14,179	—	12,642	14,179	26,821	(57)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	--	8,497	5,622	—	8,497	5,622	14,119	—	1986	2016
Investments in real estate		$18,029	$693,238	$745,765	$131,470	$683,919	$867,922	$1,551,841	$(135,140)
Note: As of December 31, 2016, the aggregate cost for federal income tax purposes of investments in real estate was approximately $1.5 billion.

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

(3)	These six properties secure a term loan that had a balance of $59.7 million as of December 31, 2016.

(4)	Includes unamortized discount and deferred loan costs of $0.1 million.

(5)	Includes unamortized premium and deferred loan costs of $0.2 million.

(6)	Includes unamortized premium of $0.2 million.

The following table reconciles total investments in real estate per Schedule III to the Consolidated Balance Sheet at December 31, 2016 (in thousands):

Total per Schedule III	$1,551,841
Other real estate investments (1)	288
Total per consolidated balance sheet	$1,552,129

(1)	Other real estate investments represent costs related to a future development project associated with a ground lease of land located in Corona, California. See Note 10.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2014 to December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, Beginning of Year	$1,188,766	$930,462	$555,433
Acquisition of Investment in Real Estate	356,336	235,948	375,422
Construction Costs and Improvements	31,565	22,841	14,485
Disposition of Investment in Real Estate	(24,331)	—	(14,816)
Write-off of Fully Depreciated Assets	(207)	(485)	(62)
Balance, End of Year	$1,552,129	$1,188,766	$930,462
The following table reconciles accumulated depreciation from January 1, 2014 to December 31, 2016 (in thousands):

	Year Ended Year Ended December 31,
	2016	2015	2014
Balance, Beginning of Year	$(103,623)	$(76,884)	$(60,898)
Depreciation of Investment in Real Estate	(34,779)	(27,224)	(18,042)
Disposition of Investment in Real Estate	3,055	—	1,994
Write-off of Fully Depreciated Assets	207	485	62
Balance, End of Year	$(135,140)	$(103,623)	$(76,884)