Form 10-Q
period 2017-03-31
Rexford Industrial Realty, Inc.
filed 2017-05-05
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at May 1, 2017 was 66,703,488.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Land	$692,731	$683,919
Buildings and improvements	816,912	811,614
Tenant improvements	39,595	38,644
Furniture, fixtures and equipment	167	174
Construction in progress	21,792	17,778
Total real estate held for investment	1,571,197	1,552,129
Accumulated depreciation	(143,199)	(135,140)
Investments in real estate, net	1,427,998	1,416,989
Cash and cash equivalents	11,676	15,525
Restricted cash	6,537	—
Note receivable, net	6,090	5,934
Rents and other receivables, net	2,921	2,749
Deferred rent receivable, net	12,793	11,873
Deferred leasing costs, net	9,279	8,672
Deferred loan costs, net	2,352	847
Acquired lease intangible assets, net	33,050	36,365
Acquired indefinite-lived intangible	5,156	5,170
Interest rate swap asset	5,657	5,594
Other assets	5,944	5,290
Acquisition related deposits	500	—
Total Assets	$1,529,953	$1,515,008
LIABILITIES & EQUITY
Liabilities
Notes payable	$509,693	$500,184
Interest rate swap liability	1,356	2,045
Accounts payable, accrued expenses and other liabilities	18,005	13,585
Dividends payable	10,008	9,282
Acquired lease intangible liabilities, net	8,653	9,130
Tenant security deposits	15,311	15,187
Prepaid rents	4,785	3,455
Total Liabilities	567,811	552,868
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 5.875% series A cumulative redeemable preferred stock, liquidation preference $25.00 per share, 3,600,000 shares outstanding at March 31, 2017 and December 31, 2016	86,651	86,651
Common Stock, $0.01 par value 490,000,000 shares authorized and 66,708,752 and 66,454,375 shares outstanding at March 31, 2017 and December 31, 2016, respectively	664	662
Additional paid in capital	912,047	907,834
Cumulative distributions in excess of earnings	(64,682)	(59,277)
Accumulated other comprehensive income	4,176	3,445
Total stockholders’ equity	938,856	939,315
Noncontrolling interests	23,286	22,825
Total Equity	962,142	962,140
Total Liabilities and Equity	$1,529,953	$1,515,008

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2017	2016
RENTAL REVENUES
Rental income	$29,614	$23,499
Tenant reimbursements	5,155	3,558
Other income	232	313
TOTAL RENTAL REVENUES	35,001	27,370
Management, leasing and development services	126	134
Interest income	227	—
TOTAL REVENUES	35,354	27,504
OPERATING EXPENSES
Property expenses	9,222	7,543
General and administrative	5,086	3,602
Depreciation and amortization	13,599	11,214
TOTAL OPERATING EXPENSES	27,907	22,359
OTHER EXPENSES
Acquisition expenses	385	475
Interest expense	3,998	3,254
TOTAL OTHER EXPENSES	4,383	3,729
TOTAL EXPENSES	32,290	26,088
Equity in income from unconsolidated real estate entities	11	61
Loss on extinguishment of debt	(22)	—
Gains on sale of real estate	2,668	—
NET INCOME	5,721	1,477
Less: net income attributable to noncontrolling interest	(132)	(52)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	5,589	1,425
Less: preferred stock dividends	(1,322)	—
Less: earnings allocated to participating securities	(91)	(78)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,176	$1,347
Net income attributable to common stockholders per share - basic and diluted	$0.06	$0.02
Weighted average shares of common stock outstanding - basic	66,341,138	55,269,598
Weighted average shares of common stock outstanding - diluted	66,626,239	55,416,947
Dividends declared per common share	$0.145	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$5,721	$1,477
Other comprehensive income (loss): cash flow hedge adjustment	752	(1,757)
Comprehensive income (loss)	6,473	(280)
Comprehensive (income) loss attributable to noncontrolling interests	(153)	10
Comprehensive income (loss) attributable to common stockholders	$6,320	$(270)

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of common stock	—	168,685	1	3,905	—	—	3,906	—	3,906
Offering costs	—	—	—	(166)	—	—	(166)	—	(166)
Share-based compensation	—	78,829	1	562	—	—	563	833	1,396
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(11,989)	—	(277)	—	—	(277)	—	(277)
Conversion of units to common stock	—	18,852	—	189	—	—	189	(189)	—
Net income	1,322	—	—	—	4,267	—	5,589	132	5,721
Other comprehensive income	—	—	—	—	—	731	731	21	752
Preferred stock dividends	(1,322)	—	—	—	—	—	(1,322)	—	(1,322)
Common stock dividends	—	—	—	—	(9,672)	—	(9,672)	—	(9,672)
Distributions	—	—	—	—	—	—	—	(336)	(336)
Balance at March 31, 2017	86,651	66,708,752	$664	$912,047	$(64,682)	$4,176	$938,856	$23,286	$962,142

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	—	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Share-based compensation	—	65,529	1	467	—	—	468	498	966
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(6,785)	—	(115)	—	—	(115)	—	(115)
Net income	—	—	—	—	1,425	—	1,425	52	1,477
Other comprehensive loss	—	—	—	—	—	(1,695)	(1,695)	(62)	(1,757)
Common stock dividends	—	—	—	—	(7,514)	—	(7,514)	—	(7,514)
Distributions	—	—	—	—	—	—	—	(300)	(300)
Balance at March 31, 2016	—	55,657,428	$554	$723,074	$(54,192)	$(4,728)	$664,708	$21,793	$686,501

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,721	$1,477
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	(11)	(61)
Provision for doubtful accounts	303	437
Depreciation and amortization	13,599	11,214
Amortization of (below) above market lease intangibles, net	(117)	(4)
Accretion of loan origination fees	(75)	—
Deferred interest income on notes receivable	(81)	—
Loss on extinguishment of debt	22	—
Gain on sale of real estate	(2,668)	—
Amortization of debt issuance costs	275	221
Accretion of premium on notes payable	(58)	(59)
Equity based compensation expense	1,346	934
Straight-line rent	(956)	(1,095)
Change in working capital components:
Rents and other receivables	(475)	(336)
Deferred leasing costs	(905)	(929)
Other assets	(829)	167
Accounts payable, accrued expenses and other liabilities	2,424	1,960
Tenant security deposits	216	418
Prepaid rents	1,346	(214)
Net cash provided by operating activities	19,077	14,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(17,099)	(24,289)
Capital expenditures	(6,093)	(6,279)
Acquisition related deposits	(500)	(400)
Distributions from unconsolidated real estate entities	11	—
Proceeds from sale of real estate	6,537	—
Net cash used in investing activities	(17,144)	(30,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	3,740	—
Proceeds from notes payable	135,000	143,000
Repayment of notes payable	(124,971)	(116,088)
Debt issuance costs	(1,940)	(952)
Debt extinguishment costs	(193)	—
Dividends paid to preferred stockholders	(1,322)	—
Dividends paid to common stockholders	(8,971)	(7,506)
Distributions paid to common unitholders	(311)	(300)
Repurchase of common shares to satisfy employee tax withholding requirements	(277)	(115)
Net cash provided by financing activities	755	18,039
Increase in cash, cash equivalents and restricted cash	2,688	1,201
Cash, cash equivalents and restricted cash, beginning of period	15,525	5,201
Cash, cash equivalents and restricted cash, end of period	$18,213	$6,402
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $466 and $439 for the three months ended March 31, 2017 and 2016, respectively)	$4,948	$3,858
Supplemental disclosure of noncash investing and financing transactions:
Capital expenditure accruals	$1,485	$1,624
Accrual of dividends	$10,008	$7,814
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of March 31, 2017, our consolidated portfolio consisted of 136 properties with approximately 15.1 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
As of March 31, 2017, and December 31, 2016, and for the three months ended March 31, 2017 and 2016, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2016 Annual Report on Form 10-K and the notes thereto. Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
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
Restricted Cash
Restricted cash represents cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of March 31, 2017, net proceeds of $6.5 million from the sale of our property located at 9375 Archibald Avenue (see Note 3) were included in restricted cash.
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
As of March 31, 2017, the note had a carrying value of $6.1 million, which represented the original principal amount of $6.0 million, plus $0.2 million of accrued interest added to the principal, less the unamortized origination fee balance of $0.1 million.
Investments in Real Estate
Acquisitions
On January 5, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01’), which provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 clarifies that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted.
Effective January 1, 2017, we early adopted ASU 2017-01. We evaluated the acquisition that we completed during the three months ended March 31, 2017, and determined that under the new framework the transaction should be accounted for as an asset acquisition. See Note 3.
We evaluate each of our property acquisitions to determine whether the acquired set of assets and activities (collectively referred to as a “set”) meets the definition of a business and will need to be accounted for as a business combination. A set would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the set is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. An acquired process is considered substantive if (i) the process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process, (ii) the process cannot be replaced without significant cost, effort, or delay or (iii) the process is considered unique or scarce.

We expect that most of our property acquisitions will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or because the acquisition does not include a substantive process.
When we acquire a property that meets the business combination accounting criteria, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component on the acquisition date. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Acquisition related costs are expensed as incurred. Because of the timing or complexity of completing certain fair value adjustments, the initial purchase price allocation may be incomplete at the end of a reporting period, in which case we may record provisional purchase price allocation amounts based on information available at the acquisition date. Subsequent adjustments to provisional amounts are recognized during the measurement period, which cannot exceed one year from the date of acquisition.
For acquisitions that do not meet the business combination accounting criteria, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets and liabilities assumed on a relative fair value basis. As there is no measurement period concept for an asset acquisition, the allocated cost of the acquired assets should be finalized in the period in which the acquisition occurred.
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the property we acquired during the three months ended March 31, 2017, we used a discount rate of 9.50% and capitalization rate of 7.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. The property that we acquired during the three months ended March 31, 2017, was purchased vacant, and as a result, we did not allocate any value to acquired lease intangible assets or liabilities.
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
We capitalized interest costs of $0.5 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively. We capitalized real estate taxes and insurance costs aggregating $0.3 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. We capitalized compensation costs for employees who provide construction services of $0.4 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.

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
Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life has occurred, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.2 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.
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
Investment in Unconsolidated Real Estate Entities
Investment in unconsolidated real estate entities in which we have the ability to exercise significant influence (but not control) are accounted for under the equity method of investment.  Under the equity method, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in income (loss) from unconsolidated real estate entities over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the consolidated balance sheets, and our share of net income or loss from the joint venture is included within the consolidated statements of operations.  Furthermore, distributions received from equity method investments are classified as either operating cash inflows or investing cash inflows in the consolidated statements of cash flows using the “nature of the distribution approach,” in which each distribution is evaluated on the basis of the source of the payment.  See Note 11.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2017 and 2016.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2017, and December 31, 2016, we have not established a liability for uncertain tax positions.
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
Rents and other receivables, net and deferred rent receivable, net consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Rents and other receivables	$5,109	$5,565
Allowance for doubtful accounts	(2,188)	(2,816)
Rents and other receivables, net	$2,921	$2,749

Deferred rent receivable	$12,844	$11,903
Allowance for doubtful accounts	(51)	(30)
Deferred rent receivable, net	$12,793	$11,873

We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Provision for doubtful accounts	$326	$465

Equity Based Compensation
We account for equity based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market or performance condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche. Forfeitures are recognized in the period in which they occur. See Note 12.
Equity Offering Costs
Underwriting commissions and offering costs related to our common stock issuances have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuance have been reflected as a direct reduction of the preferred stock balance.
Earnings Per Share
We calculate earnings per share (“EPS”) in accordance with ASC 260 - Earnings Per Share (“ASC 260”). Under ASC 260, nonvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only these costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840) except to the extent the lease contract contains non-leasing components. For public entities, ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective transition method or a modified retrospective transition method. We expect to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective transition method, and are currently evaluating the effect that the guidance will have on our consolidated financial statements and notes to our consolidated financial statements.
Adoption of New Accounting Pronouncements
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”), which requires an entity’s reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows to include with cash and cash equivalents, amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. We early adopted ASU 2016-18, effective January 1, 2017. As a result of the adoption, we have included restricted cash with cash and cash equivalents in our reconciliation of beginning of period and end of period amounts shown in our consolidated statements of cash flows. The adoption of ASU 2016-18 did not affect our statement of cash flows presentation for the three months ended March 31, 2016, as we did not have any restricted cash.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

March 31, 2017
Cash and cash equivalents	11,676
Restricted cash	6,537
Cash, cash equivalents and restricted cash, end of period	$18,213

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses certain classification issues related to the statement of cash flows, including: (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination and (iii) distributions received from equity method investees. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2016-15, effective July 1, 2016, and elected, as part of the adoption, to classify distributions received from equity method investees under the “nature of the distribution approach,” in which each distribution is evaluated on the basis of the source of the payment and classified as either operating cash inflows or investing cash inflows. The adoption of ASU 2016-15 did not affect have a material impact on our consolidated statements of cash flows.

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial property we acquired during the three months ended March 31, 2017:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(2) (in thousands)
28903 Avenue Paine(1)	Los Angeles - San Fernando Valley	2/17/2017	111,346	1	$17,060

(1)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

(2)	Represents the gross contractual purchase price before prorations and closing costs. Does not include capitalized acquisition costs totaling $0.1 million.
The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisition noted in the table above, as of the date of acquisition (in thousands):

Total 2017 Acquisitions
Assets:
Land	$10,620
Buildings and improvements	6,510
Other acquired assets(1)	1
Total assets acquired	17,131
Liabilities:
Other assumed liabilities(1)	32
Total liabilities assumed	32
Net assets acquired	$17,099

(1)	Includes other working capital assets acquired and liabilities assumed, at the time of acquisition.
Dispositions
The following table summarizes the property we sold during the three months ended March 31, 2017:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
9375 Archibald Avenue	Inland Empire West	3/31/2017	62,677	$6,875	$2,668

(1)	Represents the gross contractual sales price before commissions, prorations and other closing costs.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	March 31, 2017	December 31, 2016
Acquired Lease Intangible Assets:
In-place lease intangibles	$68,234	$68,234
Accumulated amortization	(40,604)	(37,648)
In-place lease intangibles, net	27,630	30,586
Above-market tenant leases	10,191	10,191
Accumulated amortization	(4,771)	(4,412)
Above-market tenant leases, net	5,420	5,779
Acquired lease intangible assets, net	$33,050	$36,365
Acquired Lease Intangible Liabilities:
Below-market tenant leases	(12,426)	(12,426)
Accumulated accretion	3,946	3,477
Below-market tenant leases, net	(8,480)	(8,949)
Above-market ground lease	(290)	(290)
Accumulated accretion	117	109
Above-market ground lease, net	(173)	(181)
Acquired lease intangible liabilities, net	$(8,653)	$(9,130)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended March 31,
	2017	2016
In-place lease intangibles(1)	$2,955	$2,886
Net above (below)-market tenant leases(2)	$(109)	$4
Above-market ground lease(3)	$(8)	$(8)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above (below)-market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$512,504	$502,476
Less: unamortized discount and debt issuance costs(1)	(2,811)	(2,292)
Carrying value	$509,693	$500,184

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan(3)	$59,478	$(184)	$59,674	$(204)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Gilbert/La Palma(5)	2,874	(143)	2,909	(145)	3/1/2031		5.125%		5.40%
12907 Imperial Highway(6)	5,152	147	5,182	180	4/1/2018		5.950%		3.44%
1065 Walnut Street	—	—	9,711	192	2/1/2019		N/A		N/A
Unsecured Debt
$100M Term Loan Facility	100,000	(406)	100,000	—	2/14/2022		LIBOR+1.20%	(7)	3.18%	(8)
Revolving Credit Facility	20,000	—	—	—	2/12/2021	(9)	LIBOR+1.10%	(7)(10)	2.08%
$225M Term Loan Facility	225,000	(1,609)	225,000	(1,680)	1/14/2023		LIBOR+1.60%	(7)	2.71%
Guaranteed Senior Notes	100,000	(616)	100,000	(635)	8/6/2025		4.290%		4.36%
Total	$512,504	$(2,811)	$502,476	$(2,292)

(1)	Reflects the contractual interest rate under the terms of the loan, as of March 31, 2017.

(2)
Reflects the effective interest rate as of March 31, 2017, which includes the effect of the amortization of discounts/premiums and debt issuance costs and the effect of interest rate swaps that are effective as of March 31, 2017.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30-year amortization table. As of March 31, 2017, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

(4)	One additional one-year extension available at the borrower’s option.

(5)	Monthly payments of interest and principal are based on a 20-year amortization table.

(6)	Monthly payments of interest and principal are based on a 30-year amortization table, with a balloon payment at maturity.

(7)
The LIBOR margin will range from 1.20% to 1.70% for the $100.0 million term loan facility, 1.10% to 1.50% for the revolving credit facility and 1.50% to 2.25% for the $225.0 million term loan facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, or leverage ratio, which is measured on a quarterly basis.

(8)	As of March 31, 2017, the interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(9)	Two additional six-month extensions available at the borrower’s option.

(10)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

On March 20, 2017, we repaid the $9.7 million outstanding balance on the 1065 Walnut Street mortgage loan in advance of the February 1, 2019 maturity date. In connection with the repayment, we incurred prepayment fees of $0.2 million which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations. The loss on extinguishment of debt also includes the write-off of the unamortized debt premium of $0.2 million.
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and debt issuance costs, as of March 31, 2017, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2017 - December 31, 2017	$788
2018	5,991
2019	58,266
2020	166
2021	20,175
Thereafter	427,118
Total	$512,504
Amended Credit Agreement
On February 14, 2017, we amended our $300.0 million senior unsecured credit facility by entering into a second amended and restated credit agreement (the “Amended Credit Agreement”), which provides for a $450.0 million senior unsecured credit facility, comprised of a $350.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available, and the Amended Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended Term Loan, additional term loan tranches or any combination of the foregoing.
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
The Amended Credit Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Credit Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Credit Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On March 31, 2017, we had $20.0 million outstanding under the Amended Revolver, leaving $330.0 million available for additional borrowings.
Debt Covenants
The Amended Credit Facility, the $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”) and the $100 million unsecured guaranteed senior notes (the “Notes”), all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•
For the Amended Credit Facility and the $225 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•
For the Notes, maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250 and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreement) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Amended Credit Facility, the $225 Million Term Loan Facility and the Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Additionally, subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our $60.0 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.
We were in compliance with all of our required quarterly debt covenants as of March 31, 2017.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of March 31, 2017, is summarized as follows (in thousands):

Three months ended March 31,
2018	$106,653
2019	89,877
2020	74,196
2021	55,700
2022	37,991
Thereafter	83,917
Total	$448,334
The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

7.	Interest Rate Swaps
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash payments principally related to our borrowings.
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
The following table sets forth a summary of our interest rate swaps at March 31, 2017 and December 31, 2016 (dollars in thousands):

				Fair Value		Current Notional Value(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets(2):
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$3,296	$3,245	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$2,361	$2,349	$—	$—
Liabilities(3):
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$213	$338	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$305	$440	$29,478	$29,674
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$328	$529	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$510	$738	$50,000	$50,000

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)	The fair value of these interest rate swaps is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.

(3)	The fair value of these interest rate swaps is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.  As of March 31, 2017, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $4.8 million and an interest rate swap liability of $0.5 million, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$304	$(2,258)
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(448)	$(501)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—
     During the next twelve months, we estimate that an additional $1.1 million will be reclassified from AOCI as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2017 and December 31, 2016, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Interest Rate Swap Asset	$5,657	$—	$5,657	$—
Interest Rate Swap Liability	$(1,356)		$(1,356)
December 31, 2016
Interest Rate Swap Asset	$5,594	$—	$5,594	$—
Interest Rate Swap Liability	$(2,045)	$—	$(2,045)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2017	$514,989	$—	$—	$514,989	$509,693
December 31, 2016	$507,733	$—	$—	$507,733	$500,184

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, in management, leasing and development services revenue.

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
As of March 31, 2017, and December 31, 2016, we had a $1.1 million and $1.1 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of March 31, 2017, and December 31, 2016, we also had a $1.1 million and $1.1 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of March 31, 2017, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062. We recognized rental expense for our ground lease in the amount of $36 thousand and $36 thousand for the three months ended March 31, 2017 and 2016, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our corporate and satellite office leases in the amount of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
The future minimum commitment under our ground lease and corporate and satellite office leases as of March 31, 2017, is as follows (in thousands):

	Office Leases	Ground Lease
April 1, 2017 through December 31, 2017	$480	$108
2018	622	144
2019	337	144
2020	—	144
2021	—	144
Thereafter	—	5,820
Total	$1,439	$6,504
     On September 14, 2016 (the “Effective Date”), we entered into a ground lease for approximately 1.58 million square feet of land located in Corona, California, with the intention to develop buildings on the site. Under the terms of the ground lease, we had up to 420 days from the Effective Date, subject to certain conditions, to satisfy and waive certain contingencies, or terminate the ground lease for any reason. On March 13, 2017, we terminated the ground lease. As a result of the termination, we wrote-off $0.3 million of previously incurred transaction costs to the line item “Acquisition expenses” in the consolidated statements of operations.
Tenant and Construction Related
As of March 31, 2017, we had commitments of approximately $14.5 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2017, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of March 31, 2017, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the three months ended March 31, 2017, no single tenant accounted for more than 5% of our total consolidated rental revenues.

11.	Investment in Unconsolidated Real Estate Entities

On July 6, 2016, we acquired the property located at 3233 Mission Oaks Boulevard (the “JV Property”) from our joint venture (the “JV”) for a contract price of $25.7 million. Prior to the acquisition, our ownership interest in the JV property was 15.0%. As a result of the acquisition, we own 100% of the JV property and are accounting for it on a consolidated basis.

Following the sale of the JV property, the JV distributed all of its available cash, with the exception of a small amount of working capital which was retained to cover any residual costs associated with the winding down of the JV. During the three months ended March 31, 2017, the remaining assets were liquidated by the JV and we received a final distribution in the amount of $11 thousand which is reported in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations.
Management Services
During the time that the JV owned the JV Property, we performed property and construction management services for the JV Property. We earned fees and commissions for these services totaling zero and $34 thousand for the three months ended March 31, 2017 and 2016, respectively, which are included in the line item “Management, leasing and development services” in the consolidated statements of operations.

12.	Equity
Common Stock
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents. During the three months ended March 31, 2017, we sold 168,685 shares of our common stock under the ATM Program, at a weighted average price of $23.16 per share, for gross proceeds of $3.9 million. The net proceeds from these sales were $3.8 million, after deducting the sales agents’ fee. As of March 31, 2017, we had the capacity to issue up to an additional $111.8 million of common stock under the ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
      Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. As of March 31, 2017, noncontrolling interests consisted of 1,948,144 OP Units and 41,668 fully-vested LTIP units and represented approximately 2.9% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2017, 18,852 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 841,552 shares of common stock, LTIP units and Performance Units remain available for issuance as of March 31, 2017).

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
LTIP units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP units and performance units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership’s partnership agreement, the LTIP units and Performance Units can over time achieve full parity with the OP Units for all purposes. If such parity is reached, vested LTIP units and Performance Units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. LTIP Units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock. Performance Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distributions paid on OP Units.
The following table sets forth our share-based award activity for the three months ended March 31, 2017:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2017	287,827	241,691	514,998
Granted	86,399	—	—
Forfeited	(7,570)	—	—
Vested(1)	(33,528)	—	—
Balance at March 31, 2017	333,128	241,691	514,998

(1)
During the three months ended March 31, 2017, 11,989 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2017:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2017 - December 31, 2017	133,226	70,837	—
2018	79,201	70,842	315,998
2019	57,886	70,838	199,000
2020	41,501	29,174	—
2021	21,314	—	—
Total	333,128	241,691	514,998

(1)
Represents the maximum number of Performance Units that would be earned on December 14, 2018 and December 29, 2019, in the event that specified maximum total shareholder return (“TSR”) goals are achieved over the three-year performance period from December 15, 2015 through December 14, 2018 and the three-year performance period from December 29, 2016 through December 28, 2019, respectively. The number of Performance Units that ultimately vest will be based on both the Company’s absolute TSR and TSR performance relative to a peer group over each three-year performance period. The maximum number of Performance Units will be earned under the awards if the Company both (i) achieves 50% or higher absolute TSR, inclusive of all dividends paid, over each performance period and (ii) finishes in the 75th or greater percentile of the peer group for TSR over each three-year performance period.

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Expensed share-based compensation(1)	$1,346	$934
Capitalized share-based compensation(2)	50	32
Total share-based compensation	$1,396	$966

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of March 31, 2017, there was $10.4 million of total unrecognized compensation expense related to all unvested share-based awards expected to vest, of which we estimate $0.6 million will be capitalized for employees who provide construction and leasing services. As of March 31, 2017, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 30 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our accumulated other comprehensive income balance for the three months ended March 31, 2017 and 2016, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning Balance	$3,445	$(3,033)
Other comprehensive income before reclassifications	304	(2,258)
Amounts reclassified from accumulated other comprehensive income to interest expense	448	501
Net current period other comprehensive income	752	(1,757)
Less other comprehensive income attributable to noncontrolling interests	(21)	62
Other comprehensive income attributable to common stockholders	731	(1,695)
Ending Balance	$4,176	$(4,728)

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$5,721	$1,477
Less: Preferred stock dividends	(1,322)	—
Less: Net income attributable to noncontrolling interests	(132)	(52)
Less: Net income attributable to participating securities	(91)	(78)
Net income attributable to common stockholders	$4,176	$1,347

Denominator:
Weighted average shares of common stock outstanding – basic	66,341,138	55,269,598
Effect of dilutive securities - performance units	285,101	147,349
Weighted average shares of common stock outstanding – diluted	66,626,239	55,416,947

Earnings per share — Basic
Net income attributable to common stockholders	$0.06	$0.02
Earnings per share — Diluted
Net income attributable to common stockholders	$0.06	$0.02
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
Performance Units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR levels over a three-year performance period, are included as contingently issuable shares in the calculation of diluted EPS when TSR has been achieved at or above the threshold levels specified in the award agreements, assuming the reporting period is the end of the performance period, and the effect is dilutive. As of March 31, 2017, for the performance awards granted in 2015, the Company’s TSR performance relative to a peer group was above the 75th percentile, or maximum level, and the Company’s absolute TSR was between the target and maximum levels. As of March 31, 2017, for the performance awards granted in 2016, the Company’s absolute and relative TSR were both below the threshold level. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above, since they were more dilutive than using the two-class method of computing EPS.
We also consider the effect of other potentially dilutive securities, including OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

14.	Subsequent Events
Acquisition
On April 28, 2017, we acquired a property located at 2390 Ward Avenue in Simi Valley, California for a contract price of $16.5 million. The acquisition was partially funded through a 1031 Exchange using $6.5 million of net cash proceeds from the sale of our property located at 9375 Archibald Avenue and available cash on hand. The property consists of one multi-tenant building totaling 138,700 rentable square feet.
Purchase Option Exercised
On April 28, 2017, pursuant to their lease, our tenant at 2811 South Harbor Boulevard exercised their option to purchase the leased property from us for the purchase option price of $18.7 million, excluding rent credits per their lease and any other customary closing costs. We expect the sale to be completed in June 2017.
Dividends Declared
On May 1, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on July 17, 2017, to holders of record as of June 30, 2017. Also on May 1, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, to be paid on June 30, 2017, to preferred stockholders of record as of June 15, 2017.
Business Park Purchase Agreement
On May 2, 2017, we entered into two agreements (the “Agreements”) with a third-party seller (the “Seller”) to acquire an industrial business park with approximately 1.1 million rentable square feet located within one of our core Southern California infill markets (the “Business Park”). The purchase price of the Business Park is $141.2 million, exclusive of closing costs. We expect to fund the acquisition through a combination of available cash on hand, by drawing on the Amended Revolver, and potential sale proceeds of pending property dispositions that remain subject to contingencies and closing conditions
We made a deposit of $4.0 million upon entering into the Agreements, which may be refunded to us if we elect to terminate the transaction prior to the expiration of the due diligence period for any reason. Upon the expiration of the due diligence period, if we elect to proceed with the transaction, the deposit will be non-refundable, except in the case of a Seller default or failure to satisfy closing conditions. The acquisition is scheduled to close in the second quarter of 2017, subject to the satisfaction of customary closing conditions.
There is no assurance that we will acquire the Business Park because the proposed acquisition is subject to a variety of factors, including the completion of our due diligence procedures and the satisfaction of customary closing conditions.

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
Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property. We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of March 31, 2017, our consolidated portfolio consisted of 136 properties with approximately 15.1 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties where we can enhance returns through value-add renovations and redevelopment. Scarcity of available space and high barriers limiting new construction all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated platform and extensive value-add investment and management capabilities, we believe we are in a position to take advantage of the opportunities in our markets to achieve our objectives.
2017 Year to Date Highlights
Acquisitions

•	In February 2017, we acquired one property with 111,346 rentable square feet, for a gross purchase price of $17.1 million.
Dispositions

•	In March 2017, we sold one property with 62,677 rentable square feet, for a gross sales price of $6.9 million.
Financing

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

•	In March 2017, we repaid the $9.7 million outstanding balance on one of our secured mortgage loans in advance of the February 1, 2019 maturity date.
Equity

•	In January 2017, we sold 168,685 shares of common stock under our at-the-market equity offering program for gross proceeds of $3.9 million, or approximately $23.16 per share.
Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are reducing and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional population, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses. Despite potential concerns related to global growth, possible changes to trade and tariff policies and the threat of rising interest rates, we continue to observe a number of positive trends within our target infill markets that we expect will continue through 2017.
In Los Angeles County, there were strong positive market trends in the first quarter of 2017 as market occupancy maintained historic highs and asking lease rates increased during the quarter. We expect that rents will continue the upward trend and increase throughout 2017, as occupancy is at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, industrial fundamentals remained positive as rents continued their upward trend and vacancy in the market slightly decreased during the quarter.  We expect that the continued low availability of industrial product in this region, primarily due to re-zoning of available land to residential or mixed-use, will cause leasing rates to continue to grow during 2017.
In San Diego, the market fundamentals continued to be strong during the first quarter of 2017. Asking lease rates increased to a record high, increasing 6.9% over the prior year, and overall vacancy in the market increased slightly during the quarter, principally due to a slight increase in availability of large flex office/industrial space which generally does not compete with the Company’s generic industrial space.
In Ventura County, occupancy remains at historically high levels and there was a slight decrease in vacancy together with a slight increase in asking lease rates during the quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remains at historically low levels and asking lease rates increased during the quarter. We expect the outlook for the Inland Empire West to remain positive throughout 2017. We generally do not focus on properties located within the Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
Acquisitions and Redevelopment of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add-value through functional or physical repositioning and improvements.  Through various redevelopment, repositioning, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy rates that meet or exceed market rates.
A repositioning can consist of a range of improvements to a property.  This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
As of March 31, 2017, nine of our properties were in various stages of redevelopment and repositioning and three of our properties were in the lease-up stage. The table below sets forth a summary of these twelve properties, as well as two future repositioning projects that we will begin in the near term. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, which, due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Start	Completion	Occupancy at 3/31/17
Current Repositioning:
2535 Midway Drive (Central SD)	SD	373,744	373,744	4Q-2015	3Q-2018	—%
14750 Nelson (San Gabriel Valley)(2)	LA	147,360	147,360	3Q-2016	1Q-2018	—%
301-445 Figueroa Street (South Bay)(3)	LA	133,925	49,346	4Q-2016	3Q-2017	63%
3880 Valley Boulevard (San Gabriel Valley)	LA	108,703	108,703	1Q-2017	3Q-2017	—%
12131 Western Avenue (West OC)	OC	207,953	107,953	1Q-2017	2Q-2017	48%
28903 Avenue Paine (SF Valley)(4)	LA	111,346	111,346	1Q-2017	4Q-2018	—%
228th Street (South Bay)(5)	LA	89,236	23,749	1Q-2016	3Q-2017	66%
18118 S. Broadway Street (South Bay)	LA	78,183	18,033	1Q-2017	2Q-2017	77%
3233 Mission Oaks Blvd. (Ventura)	VC	455,864	42,035	1Q-2017	3Q-2017	80%
Total			982,269

Lease-up Stage:
1601 Alton Parkway (OC Airport)	OC	124,000	14,000	4Q-2014	2Q-2017	89%
9401 De Soto Avenue (SF Valley)	LA	150,831	150,831	2Q-2015	1Q-2016	—%
679-691 S. Anderson Street (Central LA)(6)	LA	47,490	23,745	1Q-2016	3Q-2016	50%
Total			188,576

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(7)	LA	38,362	—	1Q-2018	1Q-2019	100%
3233 Mission Oaks Blvd. (Ventura)(8)	VC	455,864	—	2Q-2017	1Q-2018	80%
Total			—

Total Current Repositioning, Lease-up Stage and Future Repositioning			1,170,845

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
The total property rentable square feet in the table above reflects the square footage of the existing building that was acquired. Upon completion of the project, the property will be approximately 200,000 square feet, which reflects an increase in square footage from the construction of two additional buildings on the excess land.

(3)
The property located at 301-445 Figueroa has 14 units. The repositioning of this property will be completed in phases beginning with four units aggregating 49,346 rentable square fee that are currently vacant. The estimated construction period presented above reflects the completion of these four units.

(4)
The total property rentable square feet in the table above reflects the square footage of the existing building that was acquired. Upon completion of the project, the property will be approximately 224,000 square feet, which reflects an increase in square footage from the construction of one additional building on the excess land.

(5)	The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,749 rentable square feet were under repositioning as of March 31, 2017.

(6)	As of March 31, 2017, the property is 100% leased.

(7)
9615 Norwalk has 10.26 acres of partially paved storage yard/industrial land that is under a month-to-month lease as of March 31, 2017. We plan to construct a new building with approximately 200,000 rentable square feet after the lease is terminated.

(8)	We plan to reposition 107,965 rentable square feet of warehouse space at this property when the current tenant vacates in 2Q-2017.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.5 million of interest expense and $0.3 million of insurance and real estate tax expense during the three months ended March 31, 2017, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of March 31, 2017, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 88.9% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.4% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table above, as of March 31, 2017, twelve of our properties with a combined 1.2 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Vacant repositioning space and lease-up space at these twelve properties are concentrated in our Los Angeles, Orange County and San Diego markets, and to a lesser extent our Ventura market, and represent 7.8% of our total consolidated portfolio square footage as of March 31, 2017. Including vacant repositioning space and lease-up space at these twelve properties, our weighted average occupancy rate as of March 31, 2017, in Los Angeles, Orange County, San Diego and Ventura was 89.8%, 92.7%, 79.8% and 88.1%, respectively. Excluding vacant repositioning space and lease-up space at these twelve properties, our weighted average occupancy rate as of March 31, 2017, in these markets was 98.8%, 97.5%, 95.8% and 90.5%, respectively. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning as well as from the identification of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2017:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2017	65	423,766	4.7	$10.44	32.2%	20.4%

	Renewals						Expiring Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)	Cash Leasing Spreads(3)	Number of Leases	Rentable Square Feet(5)	Retention %(6)
Q1-2017	74	439,602	3.3	$10.41	17.9%	9.6%	136	1,248,787	56.6%

(1)
Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during the quarter.

(2)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(3)	Calculated as the change between cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(4)
The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2017, exclude 17 leases aggregating 107,205 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year, (iv) space with different lease structures (for example, a change from a gross lease to a modified gross lease or an increase or decrease in the leased square footage) or (v) space with lease terms shorter than six months.

(5)	Includes three leases with 334,689 rentable square feet that expired during the period, for which the space was placed into repositioning after the tenants vacated.

(6)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During 2016, we completed repositioning at five of our properties, of which three properties, which are located at 1601 Alton Parkway, 9401 De Soto Avenue and 679-691 S. Anderson Street, were in the lease-up stage as of March 31, 2017. We also have two properties, 12131 Western Avenue and 18118 South Broadway Street, with construction completion periods estimated for the second quarter of 2017, and seven additional properties, where we have commenced repositioning work with construction completion periods ranging from the third quarter of 2017 to the fourth quarter of 2018. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2017, for each of the ten full and partial calendar years beginning with 2017 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	—	651,897	4.3%	—	—%	—
Current Repositioning(5)	—	982,269	6.5%	$—	—%	$—
MTM Tenants(6)	105	268,119	1.8%	$2,318	1.9%	$8.64
Remainder of 2017	277	2,040,149	13.5%	$18,477	15.5%	$9.06
2018	329	1,906,083	12.7%	$18,029	15.1%	$9.46
2019	234	1,971,099	13.1%	$17,734	14.9%	$9.00
2020	122	1,842,879	12.2%	$16,157	13.5%	$8.77
2021	85	2,363,265	15.7%	$19,914	16.7%	$8.43
2022	35	846,397	5.6%	$6,597	5.5%	$7.79
2023	13	445,013	3.0%	$4,649	3.9%	$10.45
2024	10	617,235	4.1%	$5,796	4.9%	$9.39
2025	4	260,467	1.7%	$2,479	2.1%	$9.52
2026	6	273,904	1.8%	$3,051	2.5%	$11.14
Thereafter	7	600,346	4.0%	$4,145	3.5%	$6.90
Total Consolidated Portfolio	1,227	15,069,122	100.0%	$119,346	100.0%	$8.88

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of March 31, 2017, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2017.

(4)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases as of March 31, 2017.

(5)
Represents space at nine of our properties that were classified as current repositioning as of March 31, 2017. Refer to the table under “Acquisitions and Redevelopment of Properties” for a summary of these properties.

(6)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 61 MTM leases aggregating 62,590 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of March 31, 2017, in addition to 0.7 million rentable square feet of currently available space in our portfolio and 1.0 million rentable square feet of vacant space under repositioning, leases representing 13.5% and 12.7% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2017 and 2018, respectively. During the three months ended March 31, 2017, we renewed 74 leases for 439,602 rentable square feet, resulting in a 56.6% retention rate. Our retention rate during the period was impacted by our strategy to roll certain tenants at recessionary rents and to replace them with higher quality tenants paying higher rents. During the three months ended March 31, 2017, new and renewal leases had a weighted average term of 4.7 and 3.3 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2017 and 2018 represent approximately 15.5% and 15.1% respectively, of the total annualized base rent for our portfolio as of March 31, 2017. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2017 and 2018 are currently below current market asking rents, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong into the foreseeable future and these positive trends provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2017 will show positive renewal rates and leasing spreads. We also expect that 2018 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.

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
Taxable REIT Subsidiary
As of March 31, 2017, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2017 and 2016.

Critical Accounting Policies
In our 2016 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this report.
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
For the three months ended March 31, 2017 and 2016, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2016, and still owned by us as of March 31, 2017, which consisted of 115 properties aggregating approximately 11.6 million rentable square feet. Results for our Same Properties Portfolio exclude the joint venture property disposed of during 2016, any properties that were acquired or sold during the period from January 1, 2016, through March 31, 2017, interest income from our note receivable, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 21 properties aggregating approximately 3.5 million rentable square feet that were purchased between January 1, 2016, and March 31, 2017, and the six properties aggregating approximately 0.4 million rentable square feet that were sold between January 1, 2016, and March 31, 2017.

As of March 31, 2017 and 2016, our Same Properties Portfolio occupancy was approximately 90.1% and 87.8%, respectively. For the three months ended March 31, 2017 and 2016, our Same Properties Portfolio weighted average occupancy was approximately 91.0% and 88.4%, respectively.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
	2017	2016		Change	2017	2016		Change
RENTAL REVENUES
Rental income	$23,976	$22,781	$1,195	5.2%	$29,614	$23,499	$6,115	26.0%
Tenant reimbursements	3,950	3,517	433	12.3%	5,155	3,558	1,597	44.9%
Other income	209	180	29	16.1%	232	313	(81)	(25.9)%
TOTAL RENTAL REVENUES	28,135	26,478	1,657	6.3%	35,001	27,370	7,631	27.9%
Management, leasing and development services	—	—	—	—%	126	134	(8)	(6.0)%
Interest income	—	—	—	—%	227	—	227	—%
TOTAL REVENUES	28,135	26,478	1,657	6.3%	35,354	27,504	7,850	28.5%
EXPENSES
Property expenses	7,565	7,232	333	4.6%	9,222	7,543	1,679	22.3%
General and administrative	—	—	—	—%	5,086	3,602	1,484	41.2%
Depreciation and amortization	10,018	10,706	(688)	(6.4)%	13,599	11,214	2,385	21.3%
TOTAL OPERATING EXPENSES	17,583	17,938	(355)	(2.0)%	27,907	22,359	5,548	24.8%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	385	475	(90)	(18.9)%
Interest expense	—	—	—	—%	3,998	3,254	744	22.9%
TOTAL OTHER EXPENSES	—	—	—	—%	4,383	3,729	654	17.5%
TOTAL EXPENSES	17,583	17,938	(355)	(2.0)%	32,290	26,088	6,202	23.8%
Equity in income from unconsolidated real estate entities	—	—	—		11	61	(50)
Loss on extinguishment of debt	—	—	—		(22)	—	(22)
Gains on sale of real estate	—	—	—		2,668	—	2,668
NET INCOME	$10,552	$8,540	$2,012		$5,721	$1,477	$4,244

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $1.2 million, or 5.2%, and $6.1 million, or 26.0%, respectively, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in our Same Properties Portfolio is primarily due to the increase in our weighted average occupancy for comparable periods and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 21 properties we acquired between January 1, 2016, and March 31, 2017.

Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.4 million, or 12.3%, and $1.6 million, or 44.9%, respectively, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in our Same Properties Portfolio is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods and an increase in our weighted average occupancy. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 21 properties we acquired between January 1, 2016 and March 31, 2017.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $29 thousand, or 16.1%, and decreased by $0.1 million, or 25.9%, respectively, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in Same Properties Portfolio other income is primarily due to an increase in late fee income. The decrease in Total Portfolio other income is primarily due to a decrease in filming income at one of our properties, partially offset by an increase in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $8 thousand, or 6.0%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to decreased management fees from the joint venture as a result of the sale of the final joint venture property in July 2016, partially offset by an increase in fees and commissions earned from managing properties not owned by us (see Note 9 to the consolidated financial statements for additional details).
Interest Income
Interest income for the three months ended March 31, 2017, relates to the $6.0 million mortgage loan that we made on July 1, 2016, that is secured by an industrial property located in Rancho Cucamonga, California and that bears interest at 10.0% per annum. See Note 2 in the consolidated financial statements for additional details.
Property Expenses
Our Same Properties Portfolio property expenses increased by $0.3 million, or 4.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to an increase in overhead costs for comparable periods. Our Total Portfolio property expenses increased $1.7 million, or 22.3%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of incremental expenses from the 21 properties we acquired between January 1, 2016, and March 31, 2017.
General and Administrative
Our Total Portfolio general and administrative expenses increased $1.5 million, or 41.2%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The increase is primarily due to the following: (i) a non-comparable $0.6 million insurance reimbursement of legal fees related to prior litigation received during the three months ended March 31, 2016, (ii) a $0.4 million increase in non-cash equity compensation expense primarily related to equity grants made in December 2016, and (iii) a $0.3 million increase in payroll and employment related costs primarily due to an increase in headcount.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.7 million, or 6.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated after December 31, 2016, partially offset by an increase in depreciation expense related to capital improvements completed subsequent to January 1, 2016. Our Total Portfolio depreciation and amortization expense increased $2.4 million, or 21.3%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the incremental expense from the 21 properties we acquired between January 1, 2016, and March 31, 2017, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.

Acquisition Expenses
Acquisition expenses primarily include (i) transaction-related costs incurred in the acquisition of a business and (ii) costs incurred for the purpose of acquiring a property, for which the transaction is not completed. Effective January 1, 2017, we adopted ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01”), which provides a new framework for evaluating whether acquisition transactions should be accounted for as acquisitions of assets or business combinations. Prior to the adoption of ASU 2017-01, the majority of our property acquisitions were accounted for as business combinations and related acquisition costs were expensed as incurred. Subsequent to the adoption of ASU 2017-01, we expect that most of our property acquisitions will not meet the definition of a business and will be accounted for as asset acquisitions, which will result in the capitalization of acquisition costs as part of the purchase price of the acquisition, instead of being expensed as incurred. See Note 2 in the consolidated financial statements for additional details.
Our Total Portfolio acquisition expenses decreased $0.1 million, or 18.9%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we acquired one property that was accounted for as an asset acquisition, and during the three months ended March 31, 2016, we acquired two properties that were accounted for as business combinations. The decrease is primarily due to the accounting treatment of the transaction costs related to these acquisitions, partially offset by an increase resulting from the write-off of previously incurred transaction costs related to the termination of a ground lease in March 2017 (see Note 10 in the consolidated financial statements for additional details).
Interest Expense
Our Total Portfolio interest expense increased by $0.7 million, or 22.9%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the increase in our average outstanding debt balance for comparable periods resulting from the $225 million term loan facility we entered into during 2016.
Equity in Income from Unconsolidated Real Estate Entities
Our Total Portfolio equity in income from unconsolidated real estate entities decreased by $0.1 million, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to the acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from our joint venture (the “JV”) on July 6, 2016.
Loss on Extinguishment of Debt
On March 20, 2017, we repaid the mortgage loan secured by the property located at 1065 E. Walnut Avenue in advance of the maturity date of February 1, 2019. The loss on extinguishment of debt of $22 thousand for the three months ended March 31, 2017, represents $0.2 million of prepayment penalties, partially offset by the $0.2 million write-off of the unamortized loan premium.
Gains on Sale of Real Estate
During the three months ended March 31, 2017, we recognized a gain of $2.7 million from the disposition of our property located at 9375 Archibald Avenue.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income	$5,721	$1,477
Add:
Depreciation and amortization	13,599	11,214
Depreciation and amortization from unconsolidated joint ventures(1)	—	5
Deduct:
Gains on sale of real estate	2,668	—
Gain on acquisition of unconsolidated joint venture property	11	—
Funds From Operations (FFO)	$16,641	$12,696
Less: preferred stock dividends	(1,322)	—
Less: FFO attributable to noncontrolling interest(2)	(449)	(449)
Less: FFO attributable to participating securities(3)	(137)	(124)
FFO attributable to common stockholders	$14,733	$12,123

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
Non-GAAP Supplemental Measure: NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP measure which includes the revenue and expense directly attributable to our real estate properties.  NOI is calculated as total revenue from real estate operations including i) rental income ii) tenant reimbursements, and iii) other income less property expenses (before interest expense, depreciation and amortization). We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on sale of real estate and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.  We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
NOI on a cash-basis (“Cash NOI”) is a non-GAAP measure, which we calculate by adding or subtracting from NOI i) fair value lease revenue and ii) straight-line rental revenue adjustments. We use Cash NOI, together with NOI, as a supplemental performance measure. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental income	$29,614	$23,499
Tenant reimbursements	5,155	3,558
Other income	232	313
Total operating revenues	35,001	27,370
Property expenses	9,222	7,543
Net Operating Income	$25,779	$19,827
Amortization of (below) above market lease intangibles, net	(117)	(4)
Straight line rental revenue adjustment	(956)	(1,095)
Cash Net Operating Income	$24,706	$18,728

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$5,721	$1,477
Add:
General and administrative	5,086	3,602
Depreciation and amortization	13,599	11,214
Acquisition expenses	385	475
Interest expense	3,998	3,254
Loss on extinguishment of debt	22	—
Deduct:
Management, leasing and development services	126	134
Interest income	227	—
Equity in income from unconsolidated real estate entities	11	61
Gains on sale of real estate	2,668	—
Gain from early repayment of note receivable	—	—
Net Operating Income	$25,779	$19,827
Amortization of (below) above market lease intangibles, net	(117)	(4)
Straight line rental revenue adjustment	(956)	(1,095)
Cash Net Operating Income	$24,706	$18,728

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$5,721	$1,477
Interest expense	3,998	3,254
Depreciation and amortization	13,599	11,214
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	—	5
EBITDA	$23,318	$15,950

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
As of March 31, 2017, our cash and cash equivalents were $11.7 million, excluding restricted cash, and we had $20.0 million outstanding under our unsecured revolving credit facility, leaving $330.0 million available for future borrowings.
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
ATM Program
On April 17, 2015, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell from time to time up to an aggregate of $125.0 million of our common stock through sales agents. As of March 31, 2017, we have sold 571,868 shares of common stock under the ATM Program for aggregate gross proceeds of $13.2 million, leaving us with the capacity to issue up to $111.8 million of additional shares. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
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
During the three months ended March 31, 2017, we completed the sale of our property located at 9375 Archibald Avenue for a gross sales price of $6.9 million, and net cash proceeds of $6.5 million after adjusting for prorations and closing costs. Subsequent to March 31, 2017, the net cash proceeds were used to partially fund the acquisition of a property located at 2930 Ward Avenue as part of a 1031 Exchange transaction.
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
Amended Credit Agreement
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
The Amended Credit Facility contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Credit Facility and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Credit Facility, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
As of the filing date of this Quarterly Report on Form 10-Q, we had borrowings of $148 million outstanding under the Amended Credit Agreement, including $48 million drawn on the Amended Revolver and $100 million under the Amended Term Loan.
Investment Grade Rating
During 2015, we obtained investment grade ratings of BBB- from Fitch Ratings on our Prior Credit Facility and $100 million guaranteed senior notes (the “Notes”). In April 2016, we also obtained the same rating on our $225 million term loan facility (the “$225 Million Term Loan Facility”).  These were most recently affirmed in August 2016, with a stable outlook. In August 2016, we also obtained an investment grade rating of BB from Fitch Ratings on our 5.875% series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).  Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. As part of our growth strategy, we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $191.2 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Development of Properties, as of March 31, 2017, twelve of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on one additional property in 2018.  We currently estimate that approximately $98.9 million of capital will be required over the next eight quarters (2Q-2017 through 1Q-2019) to complete the redevelopment and repositioning of these properties. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations and borrowings available under the Amended Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows (dollars in thousands):

	Three Months Ended March 31, 2017
	Cost	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$5,388	7,046,337	$0.76
Recurring Capital Expenditures(4)	390	15,072,955	$0.03
Total Capital Expenditures	$5,778

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

(4)
Recurring capital expenditures are expenditures made in respect of a property for maintenance of such property and replacement of items due to ordinary wear and tear including, but not limited to, expenditures made for maintenance or replacement of parking lot, roofing materials, mechanical systems, HVAC systems and other structural systems.

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of March 31, 2017, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments and debt maturities	$512,504	$788	$5,991	$58,266	$166	$20,175	$427,118
Interest payments - fixed-rate debt	37,952	2,482	4,528	4,420	4,412	4,403	17,707
Interest payments - variable-rate debt(1)	50,035	7,706	10,098	9,385	8,411	8,044	6,391
Interest rate swap payments(2)	5,863	1,114	2,004	949	881	881	34
Office lease payments	1,439	480	622	337	—	—	—
Ground lease payments	6,504	108	144	144	144	144	5,820
Contractual obligations(3)	14,486	14,486	—	—	—	—	—
Total	$628,783	$27,164	$23,387	$73,501	$14,014	$33,647	$457,070

(1)	Based on the 1-month LIBOR rate of 0.98278%, as of March 31, 2017.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 0.98278% from the effective date through the maturity date of each respective interest rate swap.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.  We anticipate these obligations to be paid as incurred through the remainder of 2017 and 2018.  As the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2017”.

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
On May 1, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on July 17, 2017, to holders of record as of June 30, 2017. Also on May 1, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of the Series A Preferred Stock, to be paid on June 30, 2017, to preferred stockholders of record as of June 15, 2017.

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of March 31, 2017:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan(3)	8/1/2019(3)	LIBOR + 1.90%	3.817%	(4)	$59,478	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,874	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,152	—
Unsecured Debt:
Amended Term Loan Facility	2/14/2022	LIBOR +1.20%(5)	3.098%	(6)	100,000	12/14/2018
Amended Revolver(7)	2/12/2021(8)	LIBOR +1.10%(5)	2.083%		20,000	—
$225M Term Loan Facility	1/14/2023	LIBOR +1.60%(5)	2.583%	(9)	225,000	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Consolidated			3.188%		$512,504

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2017.  Assumes a 1-month LIBOR rate of 0.98278% as of March 31, 2017, as applicable. Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Amended Revolver.

(2)	Excludes unamortized debt issuance costs and discounts/premiums aggregating $2.8 million as of March 31, 2017.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of March 31, 2017, this term loan has been effectively fixed at 3.817% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $29.5 million at 3.91% with an effective date of July 15, 2015.

(5)
The LIBOR margin will range from 1.20% to 1.70% for the Amended Term Loan, 1.10% to 1.50% for the Amended Revolver and 1.50% to 2.25% for the $225 Million Term Loan Facility depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of March 31, 2017, the Amended Term Loan has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)
The Amended Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(8)	Two additional six-month extensions available at the borrower’s option.

(9)
As of March 31, 2017, we have executed two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2017:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.6	3.78%	3.78%	$267,504	52%
Variable	5.6	LIBOR + 1.56%	2.54%	$245,000	48%
Secured vs. Unsecured:
Secured	2.7		4.04%	$67,504	13%
Unsecured	6.1		3.06%	$445,000	87%

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2017.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Amended Revolver.  Assumes a 1-month LIBOR rate of 0.98278% as of March 31, 2017, as applicable.

(2)	Excludes unamortized debt issuance costs and discount/premiums aggregating $2.8 million as of March 31, 2017.

At March 31, 2017, we had total consolidated indebtedness of $512.5 million, excluding unamortized debt issuance costs and discounts/premiums, with a weighted average interest rate of 3.188% and an average term-to-maturity of 5.6 years.  As of March 31, 2017, $267.5 million, or 52% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($108.0 million) or an interest rate swap ($159.5 million).  We have two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022 and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018 to January 14, 2022.  If these two interest rate swaps were effective as of March 31, 2017, our consolidated debt would be 96% fixed-rate and 4% variable-rate.
At March 31, 2017, we had consolidated indebtedness of $512.5 million, reflecting a net debt to total combined market capitalization of approximately 23.5%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Amended Credit Agreement, the $225 Million Term Loan Facility and the Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	Maintaining a ratio of secured debt to total asset value of not more than 45%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•
For the Amended Credit Agreement and the $225 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•
For the Notes, maintaining a minimum tangible net worth of at least the sum of (i) $283,622,250 and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after March 31, 2014;

•	Maintaining a ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in the credit agreement) to unsecured interest expense of at least 1.75 to 1.0.
The Amended Credit Agreement, the $225 Million Term Loan Facility and the Notes also contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Additionally, subject to the terms of the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly debt covenants as of March 31, 2017.

Off Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Cash provided by operating activities	$19,077	$14,130	$4,947
Cash used in investing activities	$(17,144)	$(30,968)	$13,824
Cash provided by financing activities	$755	$18,039	$(17,284)
Net cash provided by operating activities. Net cash provided by operating activities increased by $4.9 million to $19.1 million for the three months ended March 31, 2017, compared to $14.1 million for the three months ended March 31, 2016.  The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2016, the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities decreased by $13.8 million to $17.1 million for the three months ended March 31, 2017, compared to $31.0 million for the three months ended March 31, 2016. The decrease was primarily attributable to the $7.1 million decrease in cash paid for property acquisitions, including related deposits, and the $6.5 million in net proceeds received from the sale of one of our properties during the three months ended March 31, 2017, for which there was no comparable amount received during the three months ended March 31, 2016.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $17.3 million to $0.8 million for the three months ended March 31, 2017, compared to $18.0 million for the three months ended March 31, 2016. The change was primarily attributable to the decrease in cash proceeds from borrowings on our $225 Million Term Loan Facility of $125.0 million during the three months ended March 31, 2016, the $9.9 million repayment of one of our secured mortgage loans, inclusive of a $0.2 million early prepayment premium, during the three months ended March 31, 2017, a $2.8 million increase in the payment of dividends and distributions resulting from an increase in the number of common shares outstanding and the issuance of the Series A Preferred Stock in August 2016, and a $1.0 million increase in the payment of loan fees related to new borrowings for comparable periods, partially offset by a $101.0 million decrease in paydowns made on our unsecured revolving credit facility, a $17.0 million increase in draws on our unsecured revolving credit facility, and net proceeds of $3.7 million from the sale of common stock under our ATM Program during the three months ended March 31, 2017.

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to satisfy various short-term and long-term liquidity needs, which bears interest at variable rates.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements.
As of March 31, 2017, interest on our $60.0 million amortizing term loan has been effectively fixed through the use of two interest rate swaps, with notional values of $30.0 million and $29.5 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of March 31, 2017, interest on the $100 million Amended Term Loan has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the Amended Term Loan as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Amended Credit Agreement.
During 2016, we entered into two interest rate swap transactions to manage our exposure to fluctuations in variable interest rate associated with the $225 Million Term Loan Facility. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, and a maturity date of January 14, 2022. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, and a maturity date of January 14, 2022. When these interest rate swaps become effective, they will fix the annual interest rate payable on the $225 Million Term Loan Facility as follows: 1.349% for $125.0 million of the principal outstanding and 1.406% for the remaining $100.0 million of principal outstanding, plus an applicable margin under the terms of the $225 Million Term Loan Facility.
At March 31, 2017, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts/premiums, of $512.5 million. Of this total amount, $267.5 million, or 52%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $245.0 million, or 48%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of March 31, 2017, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $1.2 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $1.2 million annually.
Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. We calculate interest sensitivity by multiplying the amount of variable rate debt outstanding by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt or the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors as set forth in these documents.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	N/A	N/A
February 1, 2017 to February 28, 2017(1)	5,597	23.20	N/A	N/A
March 1, 2017 to March 31, 2017(1)	6,392	23.04	N/A	N/A
	11,989	$23.11	N/A	N/A

(1)	In February 2017 and March 2017, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information
Business Park Purchase Agreement
On May 2, 2017, we entered into two agreements (the “Agreements”) with a third-party seller (the “Seller”) to acquire an industrial business park with approximately 1.1 million rentable square feet located within one of our core Southern California infill markets (the “Business Park”). The purchase price of the Business Park is $141.2 million, exclusive of closing costs. We expect to fund the acquisition through a combination of available cash on hand, by drawing on the Amended Revolver, and potential sale proceeds of pending property dispositions that remain subject to contingencies and closing conditions
We made a deposit of $4.0 million upon entering into the Agreements, which may be refunded to us if we elect to terminate the transaction prior to the expiration of the due diligence period for any reason. Upon the expiration of the due diligence period, if we elect to proceed with the transaction, the deposit will be non-refundable, except in the case of a Seller default or failure to satisfy closing conditions. The acquisition is scheduled to close in the second quarter of 2017, subject to the satisfaction of customary closing conditions.
There is no assurance that we will acquire the Business Park because the proposed acquisition is subject to a variety of factors, including the completion of our due diligence procedures and the satisfaction of customary closing conditions.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on August 15, 2016)
3.4	Third Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the registrant on August 16, 2016)
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on August 15, 2016)
10.1
Second Amended and Restated Credit Agreement, dated as of February 14, 2017, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Citibank, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on February 15, 2017)

10.2
Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein (incorporated by reference to Exhibit 10.33 of Form 10-K, filed by the registrant on February 23, 2017)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

May 4, 2017	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

May 4, 2017	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

May 4, 2017	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)