Form 10-Q
period 2017-06-30
Rexford Industrial Realty, Inc.
filed 2017-08-04
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 31, 2017 was 71,092,052.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE SIX MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Land	$763,622	$683,919
Buildings and improvements	923,760	811,614
Tenant improvements	43,717	38,644
Furniture, fixtures and equipment	167	174
Construction in progress	25,792	17,778
Total real estate held for investment	1,757,058	1,552,129
Accumulated depreciation	(153,163)	(135,140)
Investments in real estate, net	1,603,895	1,416,989
Cash and cash equivalents	13,118	15,525
Note receivable, net	—	5,934
Rents and other receivables, net	2,644	2,749
Deferred rent receivable, net	13,628	11,873
Deferred leasing costs, net	9,448	8,672
Deferred loan costs, net	2,239	847
Acquired lease intangible assets, net	41,087	36,365
Acquired indefinite-lived intangible	5,156	5,170
Interest rate swap asset	4,399	5,594
Other assets	7,388	5,290
Acquisition related deposits	2,250	—
Total Assets	$1,705,252	$1,515,008
LIABILITIES & EQUITY
Liabilities
Notes payable	$561,530	$500,184
Interest rate swap liability	1,094	2,045
Accounts payable, accrued expenses and other liabilities	14,298	13,585
Dividends payable	10,642	9,282
Acquired lease intangible liabilities, net	10,785	9,130
Tenant security deposits	16,721	15,187
Prepaid rents	5,204	3,455
Total Liabilities	620,274	552,868
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 5.875% series A cumulative redeemable preferred stock, liquidation preference $25.00 per share, 3,600,000 shares outstanding at June 30, 2017 and December 31, 2016	86,651	86,651
Common Stock, $0.01 par value 490,000,000 shares authorized and 71,122,902 and 66,454,375 shares outstanding at June 30, 2017 and December 31, 2016, respectively	708	662
Additional paid in capital	1,027,282	907,834
Cumulative distributions in excess of earnings	(56,992)	(59,277)
Accumulated other comprehensive income	3,216	3,445
Total stockholders’ equity	1,060,865	939,315
Noncontrolling interests	24,113	22,825
Total Equity	1,084,978	962,140
Total Liabilities and Equity	$1,705,252	$1,515,008

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RENTAL REVENUES
Rental income	$31,132	$26,119	$60,746	$49,618
Tenant reimbursements	5,172	4,119	10,327	7,677
Other income	115	259	347	572
TOTAL RENTAL REVENUES	36,419	30,497	71,420	57,867
Management, leasing and development services	145	111	271	245
Interest income	218	—	445	—
TOTAL REVENUES	36,782	30,608	72,136	58,112
OPERATING EXPENSES
Property expenses	9,536	7,959	18,758	15,502
General and administrative	5,123	4,521	10,209	8,123
Depreciation and amortization	14,515	12,610	28,114	23,824
TOTAL OPERATING EXPENSES	29,174	25,090	57,081	47,449
OTHER EXPENSES
Acquisition expenses	20	635	405	1,110
Interest expense	4,302	3,716	8,300	6,970
TOTAL OTHER EXPENSES	4,322	4,351	8,705	8,080
TOTAL EXPENSES	33,496	29,441	65,786	55,529
Equity in income from unconsolidated real estate entities	—	62	11	123
Loss on extinguishment of debt	—	—	(22)	—
Gains on sale of real estate	16,569	11,563	19,237	11,563
NET INCOME	19,855	12,792	25,576	14,269
Less: net income attributable to noncontrolling interest	(531)	(418)	(663)	(470)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	19,324	12,374	24,913	13,799
Less: preferred stock dividends	(1,322)	—	(2,644)	—
Less: earnings allocated to participating securities	(156)	(75)	(247)	(153)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,846	$12,299	$22,022	$13,646
Net income attributable to common stockholders per share - basic and diluted	$0.26	$0.19	$0.33	$0.23
Weighted average shares of common stock outstanding - basic	67,920,773	64,063,337	67,135,319	59,666,468
Weighted average shares of common stock outstanding - diluted	68,331,234	64,304,713	67,483,100	59,860,831
Dividends declared per common share	$0.145	$0.135	$0.290	$0.270

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$19,855	$12,792	$25,576	$14,269
Other comprehensive loss: cash flow hedge adjustment	(996)	(2,650)	(244)	(4,407)
Comprehensive income	18,859	10,142	25,332	9,862
Comprehensive income attributable to noncontrolling interests	(495)	(368)	(648)	(358)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$18,364	$9,774	$24,684	$9,504

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of common stock	—	4,567,161	45	120,490	—	—	120,535	—	120,535
Offering costs	—	—	—	(2,181)	—	—	(2,181)	—	(2,181)
Share-based compensation	—	84,439	1	1,197	—	—	1,198	1,655	2,853
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(17,253)	—	(404)	—	—	(404)	—	(404)
Conversion of units to common stock	—	34,180	—	346	—	—	346	(346)	—
Net income	2,644	—	—	—	22,269	—	24,913	663	25,576
Other comprehensive loss	—	—	—	—	—	(229)	(229)	(15)	(244)
Preferred stock dividends	(2,644)	—	—	—	—	—	(2,644)	—	(2,644)
Common stock dividends	—	—	—	—	(19,984)	—	(19,984)	—	(19,984)
Distributions	—	—	—	—	—	—	—	(669)	(669)
Balance at June 30, 2017	$86,651	71,122,902	$708	$1,027,282	$(56,992)	$3,216	$1,060,865	$24,113	$1,084,978

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$—	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Issuance of common stock	—	10,350,000	103	182,574	—	—	182,677	—	182,677
Offering costs	—	—	—	(8,352)	—	—	(8,352)	—	(8,352)
Share-based compensation	—	71,650	1	964	—	—	965	996	1,961
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(11,681)	—	(204)	—	—	(204)	—	(204)
Conversion of units to common stock	—	27,079	—	287	—	—	287	(287)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	—	125	125
Net income	—	—	—	—	13,799	—	13,799	470	14,269
Other comprehensive loss	—	—	—	—	—	(4,295)	(4,295)	(112)	(4,407)
Common stock dividends	—	—	—	—	(16,429)	—	(16,429)	—	(16,429)
Distributions	—	—	—	—	—	—	—	(600)	(600)
Balance at June 30, 2016	$—	66,035,732	$657	$897,991	$(50,733)	$(7,328)	$840,587	$22,197	$862,784

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,576	$14,269
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	(11)	(123)
Provision for doubtful accounts	629	814
Depreciation and amortization	28,114	23,824
Amortization of (below) above market lease intangibles, net	(318)	56
Accretion of loan origination fees	(150)	—
Deferred interest income on notes receivable	84	—
Loss on extinguishment of debt	22	—
Gain on sale of real estate	(19,237)	(11,563)
Amortization of debt issuance costs	563	485
Accretion of premium on notes payable	(94)	(118)
Equity based compensation expense	2,740	1,887
Straight-line rent	(1,952)	(2,017)
Change in working capital components:
Rents and other receivables	(524)	(774)
Deferred leasing costs	(2,069)	(2,245)
Other assets	(2,364)	(48)
Accounts payable, accrued expenses and other liabilities	(1,768)	(1,119)
Tenant security deposits	680	1,171
Prepaid rents	1,359	(144)
Net cash provided by operating activities	31,280	24,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(240,447)	(228,131)
Capital expenditures	(16,883)	(15,305)
Acquisition related deposits	(2,250)	(400)
Distributions from unconsolidated real estate entities	11	—
Principal repayments of note receivable	6,000	—
Proceeds from sale of real estate	64,406	20,435
Net cash used in investing activities	(189,163)	(223,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	118,354	174,439
Proceeds from notes payable	265,000	263,000
Repayment of notes payable	(203,234)	(178,690)
Debt issuance costs	(2,110)	(1,924)
Debt extinguishment costs	(193)	—
Dividends paid to preferred stockholders	(2,644)	—
Dividends paid to common stockholders	(18,643)	(15,020)
Distributions paid to common unitholders	(650)	(600)
Repurchase of common shares to satisfy employee tax withholding requirements	(404)	(204)
Net cash provided by financing activities	155,476	241,001
Increase in cash, cash equivalents and restricted cash	(2,407)	41,955
Cash, cash equivalents and restricted cash, beginning of period	15,525	5,201
Cash, cash equivalents and restricted cash, end of period	$13,118	$47,156
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $924 and $882 for the six months ended June 30, 2017 and 2016, respectively)	$8,073	$6,404
Supplemental disclosure of noncash investing and financing transactions:
Capital expenditure accruals	$2,363	$1,278
Accrual of dividends	$10,642	$9,212
Accrual of offering costs	$—	$114
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2017, our consolidated portfolio consisted of 139 properties with approximately 16.2 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
As of June 30, 2017, and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of June 30, 2017, and December 31, 2016, we did not have a balance in restricted cash.
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
On July 1, 2016, we made a $6.0 million mortgage loan secured by a 64,965 rentable square foot industrial property located in Rancho Cucamonga, California, that was subsequently repaid by the borrower on June 23, 2017. In connection with this origination, we collected a $0.3 million loan fee from the borrower. The loan bore interest at 10% per annum and had a stated maturity date of June 30, 2017. Additionally, the borrower had the option to defer up to $14 thousand of interest, otherwise payable per month, to be added to the principal to be paid in full on the maturity date. At the time of repayment, the outstanding principal balance on the loan was $6.2 million.
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
Effective January 1, 2017, we early adopted ASU 2017-01. We evaluated the acquisitions that we completed during the six months ended June 30, 2017, and determined that under the new framework these transactions should be accounted for as asset acquisitions. See Note 3.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2017, we used discount rates ranging from 6.25% to 9.50% and capitalization rates ranging from of 5.25% to 7.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2017, we used an estimated average lease-up period ranging from six to eighteen months.
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
We capitalized interest costs of $0.5 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.9 million during the six months ended June 30, 2017 and 2016, respectively. We capitalized real estate taxes and insurance costs aggregating $0.3 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively. We capitalized compensation costs for employees who provide construction services of $0.5 million and $0.3 million during the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively.

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
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.2 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively.
Impairment of Long-Lived Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review real estate assets for recoverability, we consider current market conditions as well as our intent with respect to holding or disposing of the asset. The intent with regards to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2017 and 2016.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2017, and December 31, 2016, we have not established a liability for uncertain tax positions.
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
Rents and other receivables, net and deferred rent receivable, net consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Rents and other receivables	$4,910	$5,565
Allowance for doubtful accounts	(2,266)	(2,816)
Rents and other receivables, net	$2,644	$2,749

Deferred rent receivable	$13,694	$11,903
Allowance for doubtful accounts	(66)	(30)
Deferred rent receivable, net	$13,628	$11,873

We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision for doubtful accounts	$340	$368	$666	$833

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
On May 10, 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the scope of modification accounting for share-based compensation arrangements by providing guidance on the types of changes to the terms and conditions of share-based compensation awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only these costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840) except to the extent the lease contract contains non-leasing components. For public entities, ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective transition method or a modified retrospective transition method. We have formed an implementation project team and are currently working on the evaluation and implementation of the guidance as it relates to property management and leasing services revenue and other property-related revenues that may fall under the scope of ASU 2014-09. We expect to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective transition method.
Adoption of New Accounting Pronouncements
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”), which requires an entity’s reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows to include with cash and cash equivalents, amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2016-18, effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. Accordingly, we have included restricted cash with cash and cash equivalents in our reconciliation of beginning of period and end of period amounts shown in our consolidated statements of cash flows for all periods presented. As a result of the adoption of ASU 2016-18, changes in restricted cash are no longer presented as a separate line item within cash flows from investing activities in our consolidated statements of cash flows since we have included restricted cash with cash and cash equivalents in our reconciliation of beginning and end of period amounts shown in our consolidated statements of cash flows. As a result, for the six months ended June 30, 2016, we had net cash used in investing activities of $223.4 million instead of $241.4 million as previously reported, since we had $18.0 million of restricted cash at June 30, 2016. This $18.0 million of restricted cash represented proceeds from the sale of two properties that were being held in a qualified intermediary account in anticipation of a 1031 Exchange.

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

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial property we acquired during the six months ended June 30, 2017:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
28903 Avenue Paine(2)	Los Angeles - San Fernando Valley	2/17/2017	111,346	1	$17,060
2390 Ward Avenue(3)	Ventura	4/28/2017	138,700	1	16,499
Safari Business Center(4)	Inland Empire - West	5/24/2017	1,138,090	16	141,200
4175 Conant Street(5)	Los Angeles - South Bay	6/14/2017	142,593	1	30,600
5421 Argosy Avenue(5)	Orange County - West	6/15/2017	35,321	1	5,300
14820-14830 Carmenita Road(2)	Los Angeles - Mid-counties	6/30/2017	198,062	3	30,650
Total 2017 Wholly-Owned Property Acquisitions			1,764,112	23	$241,309

(1)	Represents the gross contractual purchase price before prorations and closing costs. Does not include capitalized acquisition costs totaling $0.6 million.

(2)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

(3)
This acquisition was partially funded through a 1031 Exchange using $6.5 million of net cash proceeds from the sale of our property located at 9375 Archibald Avenue and borrowings under our unsecured revolving credit facility.

(4)
This acquisition was partially funded through a 1031 Exchange using $39.7 million of net cash proceeds from the sale of our property located at 2535 Midway Drive, borrowings under our unsecured revolving credit facility and available cash on hand.

(5)	This acquisition was funded with available cash on hand.
The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

Total 2017 Acquisitions
Assets:
Land	$107,350
Buildings and improvements	120,364
Tenant improvements	3,924
Acquired lease intangible assets(1)	12,867
Other acquired assets(2)	143
Total assets acquired	244,648
Liabilities:
Acquired lease intangible liabilities(3)	2,687
Other assumed liabilities(2)	1,514
Total liabilities assumed	4,201
Net assets acquired	$240,447

(1)	Represents in-place leases and above-market leases with weighted average amortization periods of 5.1 years and 11.2 years, respectively.

(2)	Includes other working capital assets acquired and liabilities assumed, at the time of acquisition.

(3)	Represents below-market leases with a weighted average amortization period of 3.2 years.

The following table sets forth the results of operations for the three and six months ended June 30, 2017, for the properties acquired during the six months ended June 30, 2017, included in the consolidated statements of operations from the date of acquisition (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenues	$1,391	$1,391
Net income	$(262)	$(280)
     The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the six months ended June 30, 2017, had occurred on January 1, 2016. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as (i) increased rental revenues for the amortization of the net amount of above- and below-market rents acquired in the acquisitions, (ii) increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions and (iii) increased interest expense for borrowings associated with these acquisitions. These pro-forma results have not been adjusted for property sales completed during the six months ended June 30, 2017. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2016, and may not be indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$39,222	$34,134	$78,324	$65,170
Net income attributable to common stockholders	$18,664	$11,541	$22,748	$12,195
Net income attributable to common stockholders per share - basic	$0.27	$0.18	$0.34	$0.19
Net income attributable to common stockholders per share - diluted	$0.27	$0.18	$0.34	$0.19
Dispositions
The following table summarizes the property we sold during the six months ended June 30, 2017:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
9375 Archibald Avenue	Inland Empire West	3/31/2017	62,677	$6,875	$2,668
2535 Midway Drive	San Diego - Central	5/17/2017	373,744	$40,050	$15,974
2811 Harbor Boulevard	Orange County - Airport	6/28/2017	126,796	$18,700	$595
Total			563,217	$65,625	$19,237

(1)	Represents the gross contractual sales price before commissions, prorations and other closing costs.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	June 30, 2017	December 31, 2016
Acquired Lease Intangible Assets:
In-place lease intangibles	$78,873	$68,234
Accumulated amortization	(43,633)	(37,648)
In-place lease intangibles, net	35,240	30,586
Above-market tenant leases	10,901	10,191
Accumulated amortization	(5,054)	(4,412)
Above-market tenant leases, net	5,847	5,779
Acquired lease intangible assets, net	$41,087	$36,365
Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(15,112)	$(12,426)
Accumulated accretion	4,492	3,477
Below-market tenant leases, net	(10,620)	(8,949)
Above-market ground lease	(290)	(290)
Accumulated accretion	125	109
Above-market ground lease, net	(165)	(181)
Acquired lease intangible liabilities, net	$(10,785)	$(9,130)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
In-place lease intangibles(1)	$3,149	$3,402	$6,105	$6,288
Net above (below)-market tenant leases(2)	$(193)	$67	$(302)	$72
Above-market ground lease(3)	$(8)	$(8)	$(16)	$(16)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above (below)-market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Principal amount	$564,242	$502,476
Less: unamortized discount and debt issuance costs(1)	(2,712)	(2,292)
Carrying value	$561,530	$500,184

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan(3)	$59,282	$(165)	$59,674	$(204)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Gilbert/La Palma(5)	2,839	(141)	2,909	(145)	3/1/2031		5.125%		5.41%
12907 Imperial Highway(6)	5,121	115	5,182	180	4/1/2018		5.950%		3.38%
1065 Walnut Street	—	—	9,711	192	2/1/2019		N/A		N/A
Unsecured Debt
$100M Term Loan Facility	100,000	(384)	100,000	—	2/14/2022		LIBOR+1.20%	(7)	3.18%	(8)
Revolving Credit Facility	72,000	—	—	—	2/12/2021	(9)	LIBOR+1.10%	(7)(10)	2.32%
$225M Term Loan Facility	225,000	(1,539)	225,000	(1,680)	1/14/2023		LIBOR+1.50%	(7)	2.85%
Guaranteed Senior Notes	100,000	(598)	100,000	(635)	8/6/2025		4.290%		4.36%
Total	$564,242	$(2,712)	$502,476	$(2,292)

(1)	Reflects the contractual interest rate under the terms of the loan, as of June 30, 2017.

(2)
Reflects the effective interest rate as of June 30, 2017, which includes the effect of the amortization of discounts/premiums and debt issuance costs and the effect of interest rate swaps that are effective as of June 30, 2017.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30-year amortization table. As of June 30, 2017, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

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

(8)	As of June 30, 2017, the interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(9)	Two additional six-month extensions available at the borrower’s option.

(10)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and debt issuance costs, as of June 30, 2017, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2017 - December 31, 2017	$526
2018	5,991
2019	58,266
2020	166
2021	72,175
Thereafter	427,118
Total	$564,242
Loan Repayment
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
On June 30, 2017, we had $72.0 million outstanding under the Amended Revolver, leaving $278.0 million available for additional borrowings.
Debt Covenants
The Amended Credit Facility, the $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”) and the $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Amended Credit Facility and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Amended Credit Facility, the $225 Million Term Loan Facility and the $100 Million Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Additionally, subject to the terms of the $100 Million Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the $100 Million Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our $60.0 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.
We were in compliance with all of our required quarterly debt covenants as of June 30, 2017.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of June 30, 2017, is summarized as follows (in thousands):

Twelve months ended June 30,
2018	$119,416
2019	102,034
2020	83,231
2021	60,653
2022	39,417
Thereafter	97,154
Total	$501,905
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
The following table sets forth a summary of our interest rate swaps at June 30, 2017 and December 31, 2016 (dollars in thousands):

				Fair Value		Current Notional Value(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets(2):
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$2,588	$3,245	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$1,811	$2,349	$—	$—
Liabilities(3):
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$175	$338	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$253	$440	$29,282	$29,674
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$255	$529	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$411	$738	$50,000	$50,000

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)	The fair value of these interest rate swaps is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.

(3)	The fair value of these interest rate swaps is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.  As of June 30, 2017, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $3.7 million and an interest rate swap liability of $0.4 million, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of loss recognized in AOCI on derivatives (effective portion)	$(1,358)	$(3,243)	$(1,054)	$(5,501)
Amount of loss reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(362)	$(593)	$(810)	$(1,094)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
     During the next twelve months, we estimate that an additional $0.8 million will be reclassified from AOCI as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2017 and December 31, 2016, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Interest Rate Swap Asset	$4,399	$—	$4,399	$—
Interest Rate Swap Liability	$(1,094)	$—	$(1,094)	$—
December 31, 2016
Interest Rate Swap Asset	$5,594	$—	$5,594	$—
Interest Rate Swap Liability	$(2,045)	$—	$(2,045)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2017	$568,495	$—	$—	$568,495	$561,530
December 31, 2016	$507,733	$—	$—	$507,733	$500,184

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the six months ended in June 30, 2017 and 2016, respectively, in management, leasing and development services revenue.

10.	Commitments and Contingencies
Legal
From time to time, we are party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
Environmental
We generally will perform environmental site assessments at properties we are considering acquiring.  After the acquisition of such properties, we continue to monitor the properties for the presence of hazardous or toxic substances. From time to time, we acquire properties with known adverse environmental conditions.  If at the time of acquisition, losses associated with environmental remediation obligations are probable and can be reasonably estimated, we record a liability.
On February 25, 2014, we acquired the property located at West 228th Street.  Before purchasing the property during the due diligence phase, we engaged a third party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements.  The total remediation costs were estimated to be $1.3 million, which includes remediation, processing and oversight costs.
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
As of June 30, 2017, and December 31, 2016, we had a $1.1 million and $1.1 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of

June 30, 2017, and December 31, 2016, we also had a $1.1 million and $1.1 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of June 30, 2017, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062. We recognized rental expense for our ground lease in the amount of $36 thousand and $36 thousand for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our corporate and satellite office leases in the amount of $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.
The future minimum commitment under our ground lease and corporate and satellite office leases as of June 30, 2017, is as follows (in thousands):

	Office Leases	Ground Lease
July 1, 2017 through December 31, 2017	$314	$72
2018	676	144
2019	459	144
2020	126	144
2021	120	144
Thereafter	—	5,820
Total	$1,695	$6,468
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
Tenant and Construction Related
As of June 30, 2017, we had commitments of approximately $11.9 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2017, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of June 30, 2017, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.

During the six months ended June 30, 2017, no single tenant accounted for more than 5% of our total consolidated rental revenues.

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

Following the sale of the JV property, the JV distributed all of its available cash, with the exception of a small amount of working capital which was retained to cover any residual costs associated with the winding down of the JV. During the six months ended June 30, 2017, the remaining assets were liquidated by the JV and we received a final distribution in the amount of $11 thousand which is reported in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations.
Management Services
During the time that the JV owned the JV Property, we performed property and construction management services for the JV Property. We earned fees and commissions for these services totaling zero and $18 thousand for the three months ended June 30, 2017 and 2016, respectively, and zero and $0.1 million for the six months ended June 30, 2017 and 2016, respectively, which are included in the line item “Management, leasing and development services” in the consolidated statements of operations.

12.	Equity
Common Stock
On June 12, 2017, we established a new at-the-market equity offering program (the “$150 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $150.0 million of our common stock through sales agents.  The ATM Program replaces our previous $125.0 million at-the-market equity offering program, which was established on April 17, 2015 (the “$125 Million ATM Program”). As of June 30, 2017, all $125.0 million of shares of our common stock under the Prior ATM Program have been sold.
During the six months ended June 30, 2017, we sold 4,390,917 shares of our common stock under the $125 Million ATM Program, at a weighted average price of $26.35 per share, for gross proceeds of $115.7 million, and net proceeds of $114.0 million, after deducting the sales agents’ fee. During the six months ended June 30, 2017, we also sold 176,244 shares of our common stock under the $150 Million ATM Program, at a weighted average price of $27.51 per share, for gross proceeds of $4.8 million, and net proceeds of $4.8 million, after deducting the sales agents’ fee. As of June 30, 2017, we had the capacity to issue up to an additional $145.2 million of common stock under the $150 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
      Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. As of June 30, 2017, noncontrolling interests consisted of 1,932,816 OP Units and 41,668 fully-vested LTIP units and represented approximately 2.7% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2017, 34,180 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.3 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 835,942 shares of common stock, LTIP units and Performance Units remain available for issuance as of June 30, 2017).
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
The following table sets forth our share-based award activity for the six months ended June 30, 2017:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2017	287,827	241,691	514,998
Granted	99,584	—	—
Forfeited	(15,145)	—	—
Vested(1)	(59,887)	—	—
Balance at June 30, 2017	312,379	241,691	514,998

(1)
During the six months ended June 30, 2017, 17,253 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2017:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2017 - December 31, 2017	119,198	70,837	—
2018	76,911	70,842	315,998
2019	55,595	70,838	199,000
2020	40,066	29,174	—
2021	20,609	—	—
Total	312,379	241,691	514,998

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

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expensed share-based compensation(1)	$1,394	$954	$2,740	$1,887
Capitalized share-based compensation(2)	64	41	113	74
Total share-based compensation	$1,458	$995	$2,853	$1,961

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of June 30, 2017, there was $9.1 million of total unrecognized compensation expense related to all unvested share-based awards expected to vest, of which we estimate $0.6 million will be capitalized for employees who provide construction and leasing services. As of June 30, 2017, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 28 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our accumulated other comprehensive income balance for the six months ended June 30, 2017 and 2016, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning Balance	$3,445	$(3,033)
Other comprehensive income before reclassifications	(1,054)	(5,501)
Amounts reclassified from accumulated other comprehensive income to interest expense	810	1,094
Net current period other comprehensive income	(244)	(4,407)
Less other comprehensive income attributable to noncontrolling interests	15	112
Other comprehensive income attributable to common stockholders	(229)	(4,295)
Ending Balance	$3,216	$(7,328)

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$19,855	$12,792	$25,576	$14,269
Less: Preferred stock dividends	(1,322)	—	(2,644)	—
Less: Net income attributable to noncontrolling interests	(531)	(418)	(663)	(470)
Less: Net income attributable to participating securities	(156)	(75)	(247)	(153)
Net income attributable to common stockholders	$17,846	$12,299	$22,022	$13,646

Denominator:
Weighted average shares of common stock outstanding – basic	67,920,773	64,063,337	67,135,319	59,666,468
Effect of dilutive securities - performance units	410,461	241,376	347,781	194,363
Weighted average shares of common stock outstanding – diluted	68,331,234	64,304,713	67,483,100	59,860,831

Earnings per share — Basic
Net income attributable to common stockholders	$0.26	$0.19	$0.33	$0.23
Earnings per share — Diluted
Net income attributable to common stockholders	$0.26	$0.19	$0.33	$0.23
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
Performance Units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR levels over a three-year performance period, are included as contingently issuable shares in the calculation of diluted EPS when TSR has been achieved at or above the threshold levels specified in the award agreements, assuming the reporting period is the end of the performance period, and the effect is dilutive. As of June 30, 2017, for the performance awards granted in 2015, the Company’s TSR performance relative to a designated peer group was above the 75th percentile, or maximum level, and the Company’s absolute TSR was above the maximum level. As of June 30, 2017, for the performance awards granted in 2016, the Company’s TSR performance relative to a designated peer group was above the 75th percentile, or maximum level, and the Company’s absolute TSR was below the threshold level. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above, since they were more dilutive than using the two-class method of computing EPS.

We also consider the effect of other potentially dilutive securities, including OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

14.	Subsequent Events
Acquisitions
On July 3, 2017, we acquired a property located at 3002-3072 Inland Empire Boulevard in Ontario, California for a contract price of $26.9 million using cash proceeds drawn from our Amended Revolver. The property consists of four multi-tenant building totaling 218,407 rentable square feet.
On July 11, 2017, we acquired a property located at 17000 Kingsview Avenue and 800 Sandhill Avenue in Carson, California for a contract price of $14.0 million using cash proceeds drawn from our Amended Revolver. The property consists of one multi-tenant building totaling 100,121 rentable square feet.
On July 18, 2017, we acquired the Rancho Pacifica Industrial Park located in Rancho Dominguez, California for a contract price of $210.5 million. The acquisition was funded with cash proceeds from the issuance of $125.0 million of senior guaranteed notes and by drawing on our Amended Revolver. The property consists of six multi-tenant buildings totaling 1.2 million rentable square feet.
On July 20, 2017, we acquired a property located at 11190 White Birch Drive in Rancho Cucamonga, California for a contract price of $19.8 million using cash proceeds drawn from our Amended Revolver. The property consists of one single-tenant building with 201,035 rentable square feet.
On July 28, 2017, we acquired a property located at 4832-4850 Azusa Canyon Road in Irwindale, California for a contract price of $14.6 million using cash proceeds drawn from our Amended Revolver. The property consists of one single-tenant building with 87,421 rentable square feet.
Note Purchase Agreement
On July 13, 2017, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) which provides for the private placement of $125.0 million of our Operating Partnership’s senior guaranteed notes, maturing on July 13, 2027, with a fixed annual interest rate of 3.93% (the “$125 Million Notes”). On July 13, 2017, we completed the issuance of the $125 Million Notes.
Interest on the $125 Million Notes will be payable quarterly on the thirteenth day of January, April, July and October in each year, commencing on October 13, 2017. We may prepay at any time all or, from time to time, any part of the $125 Million Notes, in amounts not less than $2.5 million of the $125 Million Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the NPGA).
The NPGA contains a series of financial and other covenants with which we must comply. The financial covenants are the same as those that we must comply with under the $100 Million Notes (see Note 5). Subject to the terms of the NPGA and the $125 Million Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount, or interest under the $125 Million Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the NPGA, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding $125 Million Notes will become due and payable at the option of the purchasers.
Our obligations under the $125 Million Notes are fully and unconditionally guaranteed by us and certain of our subsidiaries.

Dividends Declared
On July 31, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on October 16, 2017, to holders of record as of September 29, 2017. Also on July 31, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, to be paid on September 29, 2017, to preferred stockholders of record as of September 15, 2017.

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
As of June 30, 2017, our consolidated portfolio consisted of 139 properties with approximately 16.2 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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
2017 Year to Date Highlights
Acquisitions

•	During the first quarter of 2017, we acquired one property with 0.1 million rentable square feet, for a gross purchase price of $17.1 million.

•
During the second quarter of 2017, we acquired an industrial business park consisting of 16 buildings totaling approximately 1.1 million rentable square feet, for a gross purchase price of $141.2 million. We also acquired four additional properties with a combined 0.5 million rentable square feet, for a total gross purchase price of $83.0 million.

•	Subsequent to June 30, 2017, we acquired five properties with a combined 1.8 million rentable square feet, for a total gross purchase price of $285.7 million.
Repositioning

•	During the second quarter of 2017, we completed the lease-up of two of our value-add repositioning properties located at 679-691 Anderson Street and 18118 Broadway Street.
Dispositions

•	During the first quarter of 2017, we sold one property with 0.1 million rentable square feet, for a gross sales price of $6.9 million.

•
During the second quarter of 2017, we sold two properties with a combined 0.5 million rentable square feet, for a total gross sales price of $58.8 million. Net cash proceeds of $39.7 million from one of the dispositions were used to partially fund the acquisition of the industrial business park noted above, as part of a 1031 Exchange transactions.

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

•	In March 2017, we repaid the $9.7 million outstanding balance on one of our secured mortgage loans in advance of the February 1, 2019 maturity date.

•	In July 2017, we completed a private placement of $125 million 10-year senior notes at a fixed annual interest rate of 3.93%
Equity

•	During the first quarter of 2017, we sold 168,685 shares of common stock under our at-the-market equity offering program for gross proceeds of $3.9 million, or approximately $23.16 per share.

•	During the second quarter of 2017, we sold 4,398,476 shares of common stock under our at-the-market equity offering program for gross proceeds of $116.6 million, or approximately $26.52 per share.
Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are reducing and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional population, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, possible changes to trade and tariff policies and the threat of rising interest rates, we continue to observe a number of positive trends within our target infill markets that we expect will continue through the remainder of 2017.
In Los Angeles County, strong positive market trends continued into the second quarter of 2017, as market occupancy maintained historic highs and asking lease rates increased quarter-over-quarter. We expect that rents will continue the upward trend and increase throughout the remainder of 2017, as occupancy is at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, industrial fundamentals remained positive as rents continued their upward trend and vacancy in the market slightly decreased quarter-over-quarter.  We expect that strong tenant demand coupled with the continued low availability of industrial product in this region, primarily due to re-zoning of available land to residential or mixed-use, will cause leasing rates to continue to grow during the remainder of 2017.
In San Diego, the market fundamentals continued to be strong during the second quarter of 2017. Asking lease rates remained steady during the second quarter after reaching a record high during the first quarter of 2017, and overall vacancy in the market decreased slightly quarter-over-quarter.
In Ventura County, occupancy remains at historically high levels and there was a slight decrease in vacancy quarter-over-quarter, while asking lease rates were unchanged quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remains at historically low levels and asking lease rates were unchanged quarter-over-quarter. We expect the outlook for the Inland Empire West to remain positive throughout the remainder of 2017. We generally do not focus on properties located within the Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
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
As of June 30, 2017, seven of our properties were in various stages of redevelopment and repositioning and two of our properties were in the lease-up stage. The table below sets forth a summary of these nine properties, as well as one future repositioning project that we will begin in the near term, and two properties that were fully leased during the second quarter of 2017. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, which, due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Start	Completion	Total Property Leased % at 6/30/17
Current Repositioning:
14750 Nelson (San Gabriel Valley)(2)	LA	147,360	147,360	3Q-2016	1Q-2018	—%
301-445 Figueroa Street (South Bay)(3)	LA	133,925	49,346	4Q-2016	3Q-2017	63%
3880 Valley Boulevard (San Gabriel Valley)	LA	108,703	108,703	1Q-2017	3Q-2017	—%
12131 Western Avenue (West OC)	OC	207,953	107,953	1Q-2017	3Q-2017	48%
28903 Avenue Paine (SF Valley)(4)	LA	111,346	111,346	1Q-2017	4Q-2018	—%
228th Street (South Bay)(5)	LA	89,236	23,749	1Q-2016	4Q-2017	66%
3233 Mission Oaks Blvd (Ventura):
Unit 3233-H	VC	455,864	42,035	1Q-2017	3Q-2017	57%
Unit 3233	VC	455,864	107,965	2Q-2017	2Q-2018	57%
Total			698,457

Lease-up Stage:
1601 Alton Parkway (OC Airport)	OC	124,273	15,159	4Q-2014	3Q-2017	88%
9401 De Soto Avenue (SF Valley)	LA	150,831	150,831	2Q-2015	1Q-2016	—%
Total			165,990

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(6)	LA	38,362	—	1Q-2018	1Q-2019	100%

Total Current Repositioning, Lease-up Stage and Future Repositioning			864,447

Completed and Leased-up:
679-691 S. Anderson Street (Central LA)	LA	47,490	—	N/A	N/A	100%
18118 S. Broadway Street (South Bay)	LA	78,183	—	N/A	N/A	100%

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

(3)
The property located at 301-445 Figueroa has 14 units which will be repositioned in various phases, beginning with four units aggregating 49,346 RSF that are currently vacant. The estimated construction and stabilization periods presented above reflect the completion of these four units as well as planned exterior work.

(4)
The total property rentable square feet in the table above reflects the square footage of the building that was acquired. Upon completion of the project, the property will be approximately 224,000 square feet, which reflects an increase in square footage from the construction of one additional building on the excess land.

(5)	The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,749 rentable square feet were under repositioning as of June 30, 2017.

(6)
9615 Norwalk has 10.26 acres of partially paved storage yard/industrial land that is under a month-to-month lease as of June 30, 2017. We plan to construct a new building with approximately 200,000 rentable square feet after the lease is terminated.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.5 million and $0.9 million of interest expense and $0.3 million and $0.6 million of insurance and real estate tax expense during the three and six months ended June 30, 2017, respectively, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of June 30, 2017, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 91.4% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.5% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table under “Acquisitions and Redevelopment of Properties” above, as of June 30, 2017, nine of our properties with a combined 0.9 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Vacant repositioning space and lease-up space at these nine properties are concentrated in our Los Angeles, Orange County and Ventura markets, and represent 5.3% of our total consolidated portfolio square footage as of June 30, 2017. Including vacant repositioning space and lease-up space at these nine properties, our weighted average occupancy rate as of June 30, 2017, in Los Angeles, Orange County and Ventura was 90.5%, 92.0% and 83.1%, respectively. Excluding vacant repositioning space and lease-up space at these nine properties, our weighted average occupancy rate as of June 30, 2017, in these markets was 98.5%, 97.0% and 90.9%, respectively. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning as well as from the identification of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the six months ended June 30, 2017:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2017	65	423,766	4.7	$10.44	32.2%	20.4%
Q2-2017	52	310,950	4.0	$9.94	31.3%	24.2%
Total/Weighted Average	117	734,716	4.4	$10.23	31.8%	21.9%

	Renewals						Expiring Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Retention %(7)
Q1-2017	74	439,602	3.3	$10.41	17.9%	9.6%	136	1,248,787	56.6%
Q2-2017	87	469,766	3.5	$10.57	16.5%	5.9%	127	771,093	70.8%
Total/Weighted Average	161	909,368	3.4	$10.49	17.2%	7.7%	263	2,019,880	62.6%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2017, exclude 32 leases aggregating 212,635 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year, (iv) space with different lease structures (for example, a change from a gross lease to a modified gross lease or an increase or decrease in the leased square footage) or (v) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2017, exclude 3 leases aggregating 16,499 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes four leases with 442,654 rentable square feet that expired during the six months ended June 30, 2017, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the six months ended June 30, 2017, we completed the lease-up of two of our value-add repositioning properties located at 679-691 Anderson Street and 18118 Broadway Street, and as of as of June 30, 2017, we have two additional properties in the lease-up stage. We also have four repositioning projects with construction completion periods estimated for the third quarter of 2017, and four additional projects where we have commenced repositioning work and that have construction completion periods ranging from the fourth quarter of 2017 to the fourth quarter of 2018. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2017, for each of the ten full and partial calendar years beginning with 2017 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	—	588,757	3.6%	$—	—%	$—
Current Repositioning(5)	—	698,457	4.3%	$—	—%	$—
MTM Tenants(6)	99	351,183	2.2%	$2,794	2.1%	$7.95
Remainder of 2017	187	1,419,038	8.7%	$12,602	9.5%	$8.88
2018	352	2,252,875	13.9%	$20,559	15.5%	$9.13
2019	276	2,296,725	14.2%	$20,587	15.5%	$8.96
2020	202	2,374,376	14.6%	$21,079	15.9%	$8.88
2021	103	2,592,387	16.0%	$22,371	16.9%	$8.63
2022	62	1,313,605	8.1%	$10,148	7.7%	$7.73
2023	15	488,229	3.0%	$5,225	3.9%	$10.70
2024	11	695,500	4.3%	$6,421	4.9%	$9.23
2025	3	133,671	0.8%	$1,563	1.2%	$11.69
2026	7	338,904	2.1%	$3,857	2.9%	$11.38
Thereafter	7	677,939	4.2%	$5,307	4.0%	$7.83
Total Consolidated Portfolio	1,324	16,221,646	100.0%	$132,513	100.0%	$8.87

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of June 30, 2017, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2017.

(4)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases as of June 30, 2017.

(5)
Represents space at seven of our properties that were classified as current repositioning as of June 30, 2017. Refer to the table under “Acquisitions and Redevelopment of Properties” for a summary of these properties.

(6)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 61 MTM leases aggregating 62,590 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of June 30, 2017, in addition to 0.6 million rentable square feet of currently available space in our portfolio and 0.7 million rentable square feet of vacant space under repositioning, leases representing 8.7% and 13.9% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2017 and 2018, respectively. During the six months ended June 30, 2017, we renewed 161 leases for 909,368 rentable square feet, resulting in a 62.6% retention rate. Our retention rate during the period was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents. During the six months ended June 30, 2017, new and renewal leases had a weighted average term of 4.4 and 3.4 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2017 and 2018 represent approximately 9.5% and 15.5% respectively, of the total annualized base rent for our portfolio as of June 30, 2017. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2017 and 2018 are currently below current market asking rents, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong into the foreseeable future and these positive trends provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2017 will show positive renewal rates and leasing spreads. We also expect that 2018 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of June 30, 2017, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2017 and 2016.

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
For the three and six months ended June 30, 2017 and 2016, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2016, and still owned by us as of June 30, 2017, which consisted of 114 properties aggregating approximately 11.2 million rentable square feet. Results for our Same Properties Portfolio exclude the joint venture property disposed of during 2016, any properties that were acquired or sold during the period from January 1, 2016, through June 30, 2017, interest income from our note receivable, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio

includes the 26 properties aggregating approximately 5.1 million rentable square feet that were purchased between January 1, 2016, and June 30, 2017, and the eight properties aggregating approximately 0.9 million rentable square feet that were sold between January 1, 2016, and June 30, 2017.
As of June 30, 2017 and 2016, our Same Properties Portfolio occupancy was approximately 93.5% and 91.5%, respectively. For the three months ended June 30, 2017 and 2016, our Same Properties Portfolio weighted average occupancy was approximately 93.3% and 91.1%, respectively.  Comparatively, our Same Properties Portfolio weighted average occupancy was approximately 93.8% and 91.4% for the six months ended June 30, 2017 and 2016, respectively.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)%		Three Months Ended June 30,		Increase/(Decrease)%
	2017	2016		Change	2017	2016		Change
RENTAL REVENUES
Rental income	$24,551	$22,647	$1,904	8.4%	$31,132	$26,119	$5,013	19.2%
Tenant reimbursements	3,752	3,368	384	11.4%	5,172	4,119	1,053	25.6%
Other income	93	241	(148)	(61.4)%	115	259	(144)	(55.6)%
TOTAL RENTAL REVENUES	28,396	26,256	2,140	8.2%	36,419	30,497	5,922	19.4%
Management, leasing and development services	—	—	—	—%	145	111	34	30.6%
Interest income	—	—	—	—%	218	—	218	—%
TOTAL REVENUES	28,396	26,256	2,140	8.2%	36,782	30,608	6,174	20.2%
EXPENSES
Property expenses	7,640	6,778	862	12.7%	9,536	7,959	1,577	19.8%
General and administrative	—	—	—	—%	5,123	4,521	602	13.3%
Depreciation and amortization	9,924	10,537	(613)	(5.8)%	14,515	12,610	1,905	15.1%
TOTAL OPERATING EXPENSES	17,564	17,315	249	1.4%	29,174	25,090	4,084	16.3%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	20	635	(615)	(96.9)%
Interest expense	—	—	—	—%	4,302	3,716	586	15.8%
TOTAL OTHER EXPENSES	—	—	—	—%	4,322	4,351	(29)	(0.7)%
TOTAL EXPENSES	17,564	17,315	249	1.4%	33,496	29,441	4,055	13.8%
Equity in income from unconsolidated real estate entities	—	—	—		—	62	(62)
Gains on sale of real estate	—	—	—		16,569	11,563	5,006
NET INCOME	$10,832	$8,941	$1,891		$19,855	$12,792	$7,063

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $1.9 million, or 8.4%, and $5.0 million, or 19.2%, respectively, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at six of our properties subsequent to June 30, 2016, as well as the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 26 properties we acquired between January 1, 2016, and June 30, 2017.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.4 million, or 11.4%, and $1.1 million, or 25.6%, respectively, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in recoverable operating expenses and timing differences in completing prior year recoverable expense reconciliations for comparable periods and an increase in the weighted average occupancy for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at six of our properties subsequent to June 30, 2016. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 26 properties we acquired between January 1, 2016 and June 30, 2017.
Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased by $0.1 million, or 61.4%, and $0.1 million, or 55.6%, respectively, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a decrease in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $34 thousand, or 30.6%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to an increase in fees and commissions earned from managing properties not owned by us (see Note 9 to the consolidated financial statements for additional details), partially offset by a decrease in management fees from the joint venture as a result of the sale of the final joint venture property in July 2016.
Interest Income
Interest income for the three months ended June 30, 2017, relates to a $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum. See Note 2 in the consolidated financial statements for additional details.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.9 million, or 12.7%, and $1.6 million, or 19.8%, respectively, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in repairs and maintenance expense and overhead costs for comparable periods and non-comparable insurance reimbursements received during the three months ended June 30, 2016. Our Total Portfolio property expenses was also impacted by incremental expenses from the 26 properties we acquired between January 1, 2016, and June 30, 2017.
General and Administrative
Our Total Portfolio general and administrative expenses increased $0.6 million, or 13.3%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a $0.4 million increase in non-cash equity compensation expense primarily related to equity grants made in December 2016, and a $0.2 million increase in payroll and employment related costs primarily due to an increase in headcount.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.6 million, or 5.8%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated after June 30, 2016, partially offset by an increase in depreciation expense related to capital improvements completed subsequent to January 1, 2016. Our Total Portfolio depreciation and amortization expense increased $1.9 million, or 15.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the incremental expense from the 26 properties we acquired between January 1, 2016, and June 30, 2017, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.6 million, or 96.9%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to the adoption of ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01”), effective January 1, 2017. See Note 2 in the consolidated financial statements for additional details. Under ASU 2017-01, the five properties that we acquired during the three months ended June 30, 2017, were accounted for as asset acquisitions, and the related acquisition costs were capitalized as part of the purchase price of the acquisition on a relative fair value basis. In comparison, the 11 properties that we acquired during the three months ended June 30, 2016, were accounted for as business combinations, and the related acquisition costs were expensed as incurred.
Interest Expense
Our Total Portfolio interest expense increased by $0.6 million, or 15.8%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the increase in our average outstanding debt balance as well as an increase in the average LIBOR rate for comparable periods. The increase in our average outstanding debt balance was primarily due to an increase in borrowings on our unsecured revolving credit facility as well as the exercise of the $100 million accordion feature on our $225 million term loan facility during three months ended June 30, 2016. The increase was partially offset by a decrease in interest from the 1065 Walnut Street mortgage loan, which we prepaid in advance of maturity on March 20, 2017.
Equity in Income from Unconsolidated Real Estate Entities
Our Total Portfolio equity in income from unconsolidated real estate entities decreased by $0.1 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to the acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from our joint venture (the “JV”) on July 6, 2016.
Gains on Sale of Real Estate
During the three months ended June 30, 2017, we recognized gains on sale of real estate of $16.6 million from the disposition of our properties located at 2535 Midway Drive and 2811 Harbor Boulevard. During the three months ended June 30, 2016, we recognized gains on sale of real estate of $11.6 million from the disposition of our properties located at 6010 North Paramount Boulevard, 1840 Dana Street and 12910 East Mulberry Drive.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)%		Six Months Ended June 30,		Increase/(Decrease)%
	2017	2016		Change	2017	2016		Change
RENTAL REVENUES
Rental income	$48,527	$45,183	$3,344	7.4%	$60,746	$49,618	$11,128	22.4%
Tenant reimbursements	7,702	6,886	816	11.9%	10,327	7,677	2,650	34.5%
Other income	302	420	(118)	(28.1)%	347	572	(225)	(39.3)%
TOTAL RENTAL REVENUES	56,531	52,489	4,042	7.7%	71,420	57,867	13,553	23.4%
Management, leasing and development services	—	—	—	—%	271	245	26	10.6%
Interest income	—	—	—	—%	445	—	445	—%
TOTAL REVENUES	56,531	52,489	4,042	7.7%	72,136	58,112	14,024	24.1%
EXPENSES
Property expenses	15,136	13,957	1,179	8.4%	18,758	15,502	3,256	21.0%
General and administrative	—	—	—	—%	10,209	8,123	2,086	25.7%
Depreciation and amortization	19,943	21,237	(1,294)	(6.1)%	28,114	23,824	4,290	18.0%
TOTAL OPERATING EXPENSES	35,079	35,194	(115)	(0.3)%	57,081	47,449	9,632	20.3%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	405	1,110	(705)	(63.5)%
Interest expense	—	—	—	—%	8,300	6,970	1,330	19.1%
TOTAL OTHER EXPENSES	—	—	—	—%	8,705	8,080	625	7.7%
TOTAL EXPENSES	35,079	35,194	(115)	(0.3)%	65,786	55,529	10,257	18.5%
Equity in income from unconsolidated real estate entities	—	—	—		11	123	(112)
Loss on extinguishment of debt	—	—	—		(22)	—	(22)
Gain on sale of real estate	—	—	—		19,237	11,563	7,674
NET INCOME	$21,452	$17,295	$4,157		$25,576	$14,269	$11,307

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased $3.3 million, or 7.4%, and $11.1 million, or 22.4%, respectively, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in our Same Properties Portfolio is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods which was driven by the completion of repositioning work and subsequent lease-up of space at six of our properties subsequent to January 1, 2016, as well as the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 26 properties we acquired between January 1, 2016 and June 30, 2017.

Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $0.8 million, or 11.9%, and $2.7 million, or 34.5%, respectively, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in our Same Properties Portfolio tenant reimbursements revenue is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods, an increase in recoverable operating expenses and an increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at six of our properties subsequent to June 30, 2016. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 26 properties we acquired between January 1, 2016 and June 30, 2017.
Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased $0.1 million, or 28.1%, and $0.2 million, or 39.3%, respectively, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in our Same Properties Portfolio other income is primarily due to a decrease in late fee income. The decrease in Total Portfolio other income is primarily due to the decrease in filming income at one of our properties and a decrease in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $26 thousand, or 10.6%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to an increase in fees and commissions earned from managing properties not owned by us, partially offset by a decrease in management fees from the JV as a result of the sale of the final joint venture property in July 2016.
Interest Income
Interest income for the six months ended June 30, 2017, relates to the $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum. See Note 2 in the consolidated financial statements for additional details.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $1.2 million, or 8.4%, and $3.3 million, or 21.0%, respectively, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in overhead costs and repairs and maintenance expense for comparable periods and non-comparable insurance reimbursements received during the six months ended June 30, 2016.  Our Total Portfolio property expenses were also impacted by the incremental expenses from the 26 properties we acquired between January 1, 2016, and June 30, 2017.
General and Administrative
Our Total Portfolio general and administrative expenses increased $2.1 million, or 25.7%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The increase is primarily due to the following: (i) a $0.8 million increase in non-cash equity compensation expense primarily due to equity grants made in December 2016, (ii) a non-comparable $0.6 million insurance reimbursement of legal fees related to prior litigation received during the six months ended June 30, 2016, (iii) a $0.5 million increase in payroll and employment related costs, (iv) a $0.2 million increase in bonus expense, and (v) a $0.2 million increase in other various expenses. These increases were partially offset by a $0.2 million decrease in professional services and consulting fees.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased $1.3 million, or 6.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to acquired lease related intangible assets for several of our properties becoming fully depreciated during the six months ended June 30, 2017, and the year ended December 31, 2016, partially offset by an increase in depreciation expense related to capital improvements. Our Total Portfolio depreciation and amortization expense increased $4.3 million, or 18.0%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to incremental expense from the 26 properties we acquired between January 1, 2016, and June 30, 2017, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.7 million, or 63.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the adoption of ASU 2017-01, effective January 1, 2017. Under ASU 2017-01, the six properties that we acquired during the six months ended June 30, 2017, were accounted for as asset acquisitions, and the related acquisition costs were capitalized as part of the purchase price of the acquisition on a relative fair value basis. In comparison, the 13 properties that we acquired during the six months ended June 30, 2016, were accounted for as business combinations, and the related acquisition costs were expensed as incurred. The decrease in acquisition expenses due to the adoption of ASU 2017-01, was partially offset by an increase resulting from the write-off of previously incurred transaction costs related to the termination of a ground lease in March 2017 (see Note 10 in the consolidated financial statements for additional details).
Interest Expense
Our Total Portfolio interest expense increased by $1.3 million, or 19.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  This was primarily due to the increase in our average outstanding debt balance as well as an increase in the average LIBOR rate for comparable periods. The increase in our average outstanding debt balance was primarily due to the $225 million term loan facility we entered into during the six months ended June 30, 2016, as well as an increase in borrowings on our unsecured revolving credit facility. The increase was partially offset by a decrease in interest expense from the 1065 Walnut Street mortgage loan, which we prepaid in advance of maturity on March 20, 2017.
Equity in Income from Unconsolidated Real Estate Entities
Our Total Portfolio equity in income from unconsolidated real estate entities decreased by $0.1 million, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to the acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from the JV on July 6, 2016.
Loss on Extinguishment of Debt
On March 20, 2017, we repaid the mortgage loan secured by the property located at 1065 E. Walnut Avenue in advance of the maturity date of February 1, 2019. The loss on extinguishment of debt of $22 thousand for the six months ended June 30, 2017, represents $0.2 million of prepayment penalties, partially offset by the $0.2 million write-off of the unamortized loan premium.
Gains on Sale of Real Estate
During the six months ended June 30, 2017, we recognized gains on sale of real estate of $19.2 million from the disposition of our properties located at 9375 Archibald Avenue, 2535 Midway Drive and 2811 Harbor Boulevard. During the six months ended June 30, 2016, we recognized gains on sale of real estate of $11.6 million from the disposition of our properties located at 6010 North Paramount Boulevard, 1840 Dana Street and 12910 East Mulberry Drive.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$19,855	$12,792	$25,576	$14,269
Add:
Depreciation and amortization	14,515	12,610	28,114	23,824
Depreciation and amortization from unconsolidated joint ventures(1)	—	5	—	10
Deduct:
Gains on sale of real estate	16,569	11,563	19,237	11,563
Gain on acquisition of unconsolidated joint venture property	—	—	11	—
Funds From Operations (FFO)	$17,801	$13,844	$34,442	$26,540
Less: preferred stock dividends	(1,322)	—	(2,644)	—
Less: FFO attributable to noncontrolling interest(2)	(468)	(421)	(917)	(870)
Less: FFO attributable to participating securities(3)	(138)	(114)	(275)	(238)
FFO attributable to common stockholders	$15,873	$13,309	$30,606	$25,432

(1)
Amount represents our 15% ownership interest in the JV that owned the property located at 3233 Mission Oaks Boulevard for all periods, prior to our acquiring the remaining 85% ownership interest on July 6, 2016.

(2)	Noncontrolling interests represent holders of outstanding common units of the Company's operating partnership that are owned by unit holders other than the Company.

(3)	Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$31,132	$26,119	$60,746	$49,618
Tenant reimbursements	5,172	4,119	10,327	7,677
Other income	115	259	347	572
Total operating revenues	36,419	30,497	71,420	57,867
Property expenses	9,536	7,959	18,758	15,502
Net Operating Income	$26,883	$22,538	$52,662	$42,365
Amortization of (below) above market lease intangibles, net	(201)	60	(318)	56
Straight line rental revenue adjustment	(996)	(922)	(1,952)	(2,017)
Cash Net Operating Income	$25,686	$21,676	$50,392	$40,404

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$19,855	$12,792	$25,576	$14,269
Add:
General and administrative	5,123	4,521	10,209	8,123
Depreciation and amortization	14,515	12,610	28,114	23,824
Acquisition expenses	20	635	405	1,110
Interest expense	4,302	3,716	8,300	6,970
Loss on extinguishment of debt	—	—	22	—
Deduct:
Management, leasing and development services	145	111	271	245
Interest income	218	—	445	—
Equity in income from unconsolidated real estate entities	—	62	11	123
Gains on sale of real estate	16,569	11,563	19,237	11,563
Net Operating Income	$26,883	$22,538	$52,662	$42,365
Amortization of (below) above market lease intangibles, net	(201)	60	(318)	56
Straight line rental revenue adjustment	(996)	(922)	(1,952)	(2,017)
Cash Net Operating Income	$25,686	$21,676	$50,392	$40,404

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$19,855	$12,792	$25,576	$14,269
Interest expense	4,302	3,716	8,300	6,970
Depreciation and amortization	14,515	12,610	28,114	23,824
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	—	5	—	10
EBITDA	$38,672	$29,123	$61,990	$45,073

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
As of June 30, 2017, our cash and cash equivalents were $13.1 million and we had $72.0 million outstanding under our unsecured revolving credit facility, leaving $278.0 million available for future borrowings.
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
ATM Program
On June 12, 2017, we established a new at-the-market equity offering program (the “$150 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $150.0 million of our common stock through sales agents.  The $150 Million ATM Program replaces our previous $125.0 million at-the-market equity offering program, which was established on April 17, 2015 (the “$125 Million ATM Program”). All $125.0 million of shares of our common stock under the $125 Million ATM Program have been sold.
During the six months ended June 30, 2017, we sold 4,390,917 shares of our common stock under the $125 Million ATM Program, at a weighted average price of $26.35 per share, for gross proceeds of $115.7 million, and net proceeds of $114.0 million, after deducting the sales agents’ fee. During the six months ended June 30, 2017, we sold 176,244 shares of our common stock under the $150 Million ATM Program, at a weighted average price of $27.51 per share, for gross proceeds of $4.8 million, and net proceeds of $4.8 million, after deducting the sales agents’ fee. As of June 30, 2017, we had the capacity to issue up to an additional $145.2 million of common stock under the $150 Million ATM Program.
Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $150 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
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
During the six months ended June 30, 2017, we completed the sale of three of our properties located at 9375 Archibald Avenue, 2535 Midway Drive and 2811 Harbor Boulevard for an aggregate gross sales price of $65.6 million and net cash proceeds of $64.4 million. Total net cash proceeds of $46.3 million from two of the dispositions were used to partially fund the acquisition of two properties as part of two 1031 Exchange transactions.
We anticipate continuing to selectively and opportunistically dispose of properties, however, the timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had borrowings of $234.0 million outstanding under the Amended Revolver, leaving $116.0 million available for future borrowings.
Note Purchase and Guarantee Agreement
On July 13, 2017, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $125.0 million of senior guaranteed notes, maturing on July 13, 2027, with a fixed annual interest rate of 3.93% (the “$125 Million Notes”), and interest payable quarterly, commencing on October 13, 2017. On July 13, 2017, we completed the issuance of the $125 Million Notes. The proceeds were used to partially fund the acquisition of a property comprised of six multi-tenant buildings totaling 1.2 million rentable square feet with a contract price of $210.5 million.
Investment Grade Rating
During 2015, we obtained investment grade ratings of BBB- from Fitch Ratings on our Prior Credit Facility and $100 million guaranteed senior notes (the “$100 Million Notes”). In April 2016, we also obtained the same rating on our $225 million term loan facility (the “$225 Million Term Loan Facility”).  These were most recently affirmed in August 2016, with a stable outlook. In August 2016, we also obtained an investment grade rating of BB from Fitch Ratings on our 5.875% series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).  Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired 11 properties with a combined 3.5 million rentable square feet for a total gross purchase price of $527.1 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $27.7 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Redevelopment of Properties, as of June 30, 2017, nine of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on one additional property in 2018.  We currently estimate that approximately $50.7 million of capital will be required over the next seven quarters (3Q-2017 through 1Q-2019) to complete the redevelopment and repositioning of these properties. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $150 Million ATM Program and borrowings available under the Amended Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows (dollars in thousands):

			Six Months Ended June 30, 2017
	Q2-2017	Q1-2017	Total	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$8,282	$5,388	$13,670	9,142,696	$1.50
Recurring Capital Expenditures(4)	857	390	1,247	15,281,893	$0.08
Total Capital Expenditures	$9,139	$5,778	$14,917

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of June 30, 2017, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments and debt maturities	$564,242	$526	$5,991	$58,266	$166	$72,175	$427,118
Interest payments - fixed-rate debt	37,840	2,369	4,528	4,420	4,412	4,403	17,708
Interest payments - variable-rate debt(1)	55,219	6,149	12,054	11,281	10,226	8,753	6,756
Interest rate swap payments(2)	2,894	549	1,267	389	338	338	13
Office lease payments	1,695	314	676	459	126	120	—
Ground lease payments	6,468	72	144	144	144	144	5,820
Contractual obligations(3)	11,869	11,869	—	—	—	—	—
Total	$680,227	$21,848	$24,660	$74,959	$15,412	$85,933	$457,415

(1)	Based on the 1-month LIBOR rate of 1.22389%, as of June 30, 2017.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 1.22389% from the effective date through the maturity date of each respective interest rate swap.

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
On July 31, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on October 16, 2017, to holders of record as of September 29, 2017. Also on July 31, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of the Series A Preferred Stock, to be paid on September 29, 2017, to preferred stockholders of record as of September 15, 2017.

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of June 30, 2017:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2019(3)	LIBOR + 1.90%	3.817%	(4)	$59,282	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,839	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,121	—
Unsecured Debt:
Amended Term Loan Facility	2/14/2022	LIBOR +1.20%(5)	3.098%	(6)	100,000	12/14/2018
Amended Revolver(7)	2/12/2021(8)	LIBOR +1.10%(5)	2.324%		72,000	—
$225M Term Loan Facility	1/14/2023	LIBOR +1.50%(5)	2.724%	(9)	225,000	—
Guaranteed Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
Total Consolidated			3.173%		$564,242

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2017.  Assumes a 1-month LIBOR rate of 1.22389% as of June 30, 2017, as applicable. Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Amended Revolver.

(2)	Excludes unamortized debt issuance costs and discounts/premiums aggregating $2.7 million as of June 30, 2017.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of June 30, 2017, this term loan has been effectively fixed at 3.817% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $29.3 million at 3.91% with an effective date of July 15, 2015.

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

(6)
As of June 30, 2017, the Amended Term Loan has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)
The Amended Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(8)	Two additional six-month extensions available at the borrower’s option.

(9)
As of June 30, 2017, we have executed two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2017:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.4	3.78%	3.78%	$267,242	47%
Variable	5.1	LIBOR + 1.40%	2.63%	$297,000	53%
Secured vs. Unsecured:
Secured	2.5		4.03%	$67,242	12%
Unsecured	5.6		3.06%	$497,000	88%

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2017.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Amended Revolver.  Assumes a 1-month LIBOR rate of 1.22389% as of June 30, 2017, as applicable.

(2)	Excludes unamortized debt issuance costs and discount/premiums aggregating $2.7 million as of June 30, 2017.

At June 30, 2017, we had total consolidated indebtedness of $564.2 million, excluding unamortized debt issuance costs and discounts/premiums, with a weighted average interest rate of 3.173% and an average term-to-maturity of 5.2 years.  As of June 30, 2017, $267.2 million, or 47% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($108.0 million) or an interest rate swap ($159.3 million).  We have two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022 and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018 to January 14, 2022.  If these two interest rate swaps were effective as of June 30, 2017, our consolidated debt would be 87% fixed-rate and 13% variable-rate.
At June 30, 2017, we had consolidated indebtedness of $564.2 million, reflecting a net debt to total combined market capitalization of approximately 20.9%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Amended Credit Facility and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes also contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
Additionally, subject to the terms of the $100 Million Notes and the $125 Million Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly debt covenants as of June 30, 2017.

Off Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Cash provided by operating activities	$31,280	$24,355	$6,925
Cash used in investing activities	$(189,163)	$(223,401)	$34,238
Cash provided by financing activities	$155,476	$241,001	$(85,525)
Net cash provided by operating activities. Net cash provided by operating activities increased by $6.9 million to $31.3 million for the six months ended June 30, 2017, compared to $24.4 million for the six months ended June 30, 2016.  The increase was primarily attributable to incremental cash flows from property acquisitions completed after January 1, 2016, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by higher cash paid for interest for comparable periods and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities decreased by $34.2 million to $189.2 million for the six months ended June 30, 2017, compared to $223.4 million for the six months ended June 30, 2016. The decrease was primarily attributable to the $44.0 million increase in net proceeds received from the sale of our properties for comparable periods, as well as proceeds of $6.0 million from the collection of notes receivable during the six months ended June 30, 2017, partially offset by a $14.2 million decrease in cash paid for property acquisitions, including related deposits, for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities decreased by $85.5 million to $155.5 million for the six months ended June 30, 2017, compared to $241.0 million for the six months ended June 30, 2016. The change was primarily attributable to the decrease in cash proceeds from borrowings on our $225 Million Term Loan Facility of $225.0 million, the $56.1 million decrease in cash proceeds from the sale of common stock, the $9.9 million repayment of one of our secured mortgage loans, inclusive of a $0.2 million early prepayment premium, during the six months ended June 30, 2017, and a $6.3 million increase in the payment of dividends and distributions resulting from an increase in the number of common shares outstanding and the issuance of the Series A Preferred Stock in August 2016. The decrease was partially offset by the $127.0 million increase in draws on our unsecured revolving credit facility and the $85.5 decrease in paydowns made on our unsecured revolving credit facility, for comparable periods.

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
As of June 30, 2017, interest on our $60.0 million amortizing term loan has been effectively fixed through the use of two interest rate swaps, with notional values of $30.0 million and $29.3 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of June 30, 2017, interest on the $100 million Amended Term Loan has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the Amended Term Loan as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Amended Credit Agreement.
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
At June 30, 2017, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts/premiums, of $564.2 million. Of this total amount, $267.2 million, or 47%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $297.0 million, or 53%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of June 30, 2017, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $1.5 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $1.5 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017(1)	5,264	$24.16	N/A	N/A
May 1, 2017 to May 31, 2017	—	—	N/A	N/A
June 1, 2017 to June 30, 2017	—	—	N/A	N/A
	5,264	$24.16	N/A	N/A

(1)	In April 2017, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information
None.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Rexford Industrial Realty, Inc. Second Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on May 26, 2017)
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on August 15, 2016)
3.4	Third Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the registrant on August 16, 2016)
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on August 15, 2016)
10.1*	Agreement of Purchase and Sale by and between Safari Industrial Corporation, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017
10.2*	Agreement of Purchase and Sale by and between SVF Safari, LLC, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017
10.3*	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein
10.4
Employment Agreement, effective as of June 26, 2017, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on June 29, 2017)

10.5
First Amendment to Employment Agreement, effective as of June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the registrant on June 29, 2017)

10.6
First Amendment to Employment Agreement, effective as of June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the registrant on June 29, 2017)

10.7
First Amendment to Employment Agreement, effective as of June 26, 2017, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the registrant on June 29, 2017)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

August 3, 2017	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

August 3, 2017	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

August 3, 2017	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)