Form 10-Q
period 2017-09-30
Rexford Industrial Realty, Inc.
filed 2017-11-03
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 30, 2017 was 77,898,858.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Land	$925,360	$683,919
Buildings and improvements	1,051,037	811,614
Tenant improvements	47,663	38,644
Furniture, fixtures and equipment	167	174
Construction in progress	33,158	17,778
Total real estate held for investment	2,057,385	1,552,129
Accumulated depreciation	(165,385)	(135,140)
Investments in real estate, net	1,892,000	1,416,989
Cash and cash equivalents	12,918	15,525
Note receivable, net	—	5,934
Rents and other receivables, net	3,040	2,749
Deferred rent receivable, net	14,929	11,873
Deferred leasing costs, net	10,756	8,672
Deferred loan costs, net	2,084	847
Acquired lease intangible assets, net	49,147	36,365
Acquired indefinite-lived intangible	5,156	5,170
Interest rate swap asset	4,752	5,594
Other assets	7,144	5,290
Acquisition related deposits	1,075	—
Total Assets	$2,003,001	$1,515,008
LIABILITIES & EQUITY
Liabilities
Notes payable	$664,209	$500,184
Interest rate swap liability	785	2,045
Accounts payable, accrued expenses and other liabilities	22,190	13,585
Dividends payable	11,580	9,282
Acquired lease intangible liabilities, net	18,147	9,130
Tenant security deposits	19,149	15,187
Prepaid rents	5,738	3,455
Total Liabilities	741,798	552,868
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 5.875% series A cumulative redeemable preferred stock, liquidation preference $25.00 per share, 3,600,000 shares outstanding at September 30, 2017 and December 31, 2016	86,651	86,651
Common Stock, $0.01 par value 490,000,000 shares authorized and 77,595,240 and 66,454,375 shares outstanding at September 30, 2017 and December 31, 2016, respectively	773	662
Additional paid in capital	1,213,123	907,834
Cumulative distributions in excess of earnings	(67,578)	(59,277)
Accumulated other comprehensive income	3,870	3,445
Total stockholders’ equity	1,236,839	939,315
Noncontrolling interests	24,364	22,825
Total Equity	1,261,203	962,140
Total Liabilities and Equity	$2,003,001	$1,515,008

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RENTAL REVENUES
Rental income	$36,748	$28,285	$97,494	$77,903
Tenant reimbursements	6,279	4,467	16,606	12,144
Other income	203	192	550	764
TOTAL RENTAL REVENUES	43,230	32,944	114,650	90,811
Management, leasing and development services	109	131	380	376
Interest income	—	228	445	228
TOTAL REVENUES	43,339	33,303	115,475	91,415
OPERATING EXPENSES
Property expenses	11,229	8,978	29,987	24,480
General and administrative	5,843	5,067	16,052	13,190
Depreciation and amortization	17,971	13,341	46,085	37,165
TOTAL OPERATING EXPENSES	35,043	27,386	92,124	74,835
OTHER EXPENSES
Acquisition expenses	16	380	421	1,490
Interest expense	6,271	3,804	14,571	10,774
TOTAL OTHER EXPENSES	6,287	4,184	14,992	12,264
TOTAL EXPENSES	41,330	31,570	107,116	87,099
Equity in income from unconsolidated real estate entities	—	1,328	11	1,451
Loss on extinguishment of debt	—	—	(22)	—
Gains on sale of real estate	—	—	19,237	11,563
NET INCOME	2,009	3,061	27,585	17,330
Less: net income attributable to noncontrolling interest	(21)	(63)	(684)	(533)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	1,988	2,998	26,901	16,797
Less: preferred stock dividends	(1,322)	(661)	(3,966)	(661)
Less: earnings allocated to participating securities	(80)	(70)	(327)	(223)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$586	$2,267	$22,608	$15,913
Net income attributable to common stockholders per share - basic and diluted	$0.01	$0.03	$0.33	$0.26
Weighted average shares of common stock outstanding - basic	72,621,219	65,707,476	68,984,047	61,694,835
Weighted average shares of common stock outstanding - diluted	73,068,081	67,985,177	69,364,855	61,919,976
Dividends declared per common share	$0.145	$0.135	$0.435	$0.405

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,009	$3,061	$27,585	$17,330
Other comprehensive income (loss): cash flow hedge adjustment	662	1,613	418	(2,794)
Comprehensive income	2,671	4,674	28,003	14,536
Comprehensive income attributable to noncontrolling interests	(29)	(112)	(677)	(470)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$2,642	$4,562	$27,326	$14,066

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of common stock	—	11,043,880	110	308,994	—	—	309,104	—	309,104
Offering costs	—	—	—	(5,236)	—	—	(5,236)	—	(5,236)
Share-based compensation	—	67,132	1	1,711	—	—	1,712	2,478	4,190
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,403)	—	(798)	—	—	(798)	—	(798)
Conversion of units to common stock	—	61,256	—	618	—	—	618	(618)	—
Net income	3,966	—	—	—	22,935	—	26,901	684	27,585
Other comprehensive income	—	—	—	—	—	425	425	(7)	418
Preferred stock dividends	(3,966)	—	—	—	—	—	(3,966)	—	(3,966)
Common stock dividends	—	—	—	—	(31,236)	—	(31,236)	—	(31,236)
Distributions	—	—	—	—	—	—	—	(998)	(998)
Balance at September 30, 2017	$86,651	77,595,240	$773	$1,213,123	$(67,578)	$3,870	$1,236,839	$24,364	$1,261,203

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$—	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Issuance of preferred stock	90,000	—	—	—	—	—	90,000	—	90,000
Issuance of common stock	—	10,350,000	104	182,574	—	—	182,678	—	182,678
Offering costs	(3,336)	—	—	(8,435)	—	—	(11,771)	—	(11,771)
Share-based compensation	—	77,093	1	1,489	—	—	1,490	1,500	2,990
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(25,236)	—	(501)	—	—	(501)	—	(501)
Conversion of units to common stock	—	47,800	—	505	—	—	505	(505)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	—	125	125
Net income	—	—	—	—	16,797	—	16,797	533	17,330
Other comprehensive loss	—	—	—	—	—	(2,731)	(2,731)	(63)	(2,794)
Common stock dividends	—	—	—	—	(25,345)	—	(25,345)	—	(25,345)
Distributions	—	—	—	—	—	—	—	(898)	(898)
Balance at September 30, 2016	$86,664	66,048,341	$658	$898,354	$(56,651)	$(5,764)	$923,261	$22,297	$945,558

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,585	$17,330
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	(11)	(1,451)
Provision for doubtful accounts	863	1,105
Depreciation and amortization	46,085	37,165
Amortization of (below) above market lease intangibles, net	(1,203)	17
Accretion of loan origination fees	(150)	(75)
Deferred interest income on notes receivable	84	(42)
Loss on extinguishment of debt	22	—
Gain on sale of real estate	(19,237)	(11,563)
Amortization of debt issuance costs	853	748
Accretion of premium on notes payable	(131)	(178)
Equity based compensation expense	4,070	2,879
Straight-line rent	(3,259)	(3,412)
Change in working capital components:
Rents and other receivables	(1,154)	(688)
Deferred leasing costs	(3,612)	(3,787)
Other assets	(2,301)	(10)
Accounts payable, accrued expenses and other liabilities	6,227	3,910
Tenant security deposits	2,054	1,830
Prepaid rents	1,344	232
Net cash provided by operating activities	58,129	44,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(532,108)	(308,277)
Capital expenditures	(29,182)	(23,687)
Acquisition related deposits	(1,075)	(400)
Distributions from unconsolidated real estate entities	11	5,530
Issuance of notes receivable	—	(5,700)
Principal repayments of note receivable	6,000	—
Proceeds from sale of real estate	64,406	20,435
Net cash used in investing activities	(491,948)	(312,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	—	87,032
Issuance of common stock, net	303,868	174,302
Proceeds from notes payable	552,000	263,000
Repayment of notes payable	(387,497)	(178,923)
Debt issuance costs	(2,266)	(1,924)
Debt extinguishment costs	(193)	—
Dividends paid to preferred stockholders	(3,966)	—
Dividends paid to common stockholders	(28,955)	(23,935)
Distributions paid to common unitholders	(981)	(900)
Repurchase of common shares to satisfy employee tax withholding requirements	(798)	(501)
Net cash provided by financing activities	431,212	318,151
(Decrease) increase in cash and cash equivalents	(2,607)	50,062
Cash and cash equivalents, beginning of period	15,525	5,201
Cash and cash equivalents, end of period	$12,918	$55,263
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,311 and $1,315 for the nine months ended September 30, 2017 and 2016, respectively)	$14,105	$11,125
Supplemental disclosure of noncash investing and financing transactions:
Capital expenditure accruals	$1,659	$2,886
Accrual of dividends	$11,580	$9,214
Accrual of offering costs	$—	$427
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of September 30, 2017, our consolidated portfolio consisted of 146 properties with approximately 18.0 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).
Basis of Presentation
As of September 30, 2017, and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of September 30, 2017, and December 31, 2016, we did not have a balance in restricted cash.
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
Effective January 1, 2017, we early adopted ASU 2017-01. We evaluated the acquisitions that we completed during the nine months ended September 30, 2017, and determined that under the new framework these transactions should be accounted for as asset acquisitions. See Note 3.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the nine months ended September 30, 2017, we used discount rates ranging from 6.00% to 9.50% and capitalization rates ranging from of 4.75% to 7.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the nine months ended September 30, 2017, we used an estimated average lease-up period ranging from six to eighteen months.
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
We capitalized interest costs of $0.4 million and $0.4 million during the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $1.3 million during the nine months ended September 30, 2017 and 2016, respectively. We capitalized real estate taxes and insurance costs aggregating $0.3 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively, and $0.9 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. We capitalized compensation costs for employees who provide construction services of $0.5 million and $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $0.8 million during the nine months ended September 30, 2017 and 2016, respectively.

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
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.3 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2017, and December 31, 2016, we have not established a liability for uncertain tax positions.
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
Rents and other receivables, net and deferred rent receivable, net consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Rents and other receivables	$5,262	$5,565
Allowance for doubtful accounts	(2,222)	(2,816)
Rents and other receivables, net	$3,040	$2,749

Deferred rent receivable	$14,992	$11,903
Allowance for doubtful accounts	(63)	(30)
Deferred rent receivable, net	$14,929	$11,873

We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for doubtful accounts	$231	$228	$897	$1,061

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
Stock Compensation
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
Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which sets out the principals for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.
ASC 842 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 will impact the accounting and disclosure requirements for our ground lease and other operating leases, where we are the lessee. See Note 10 for a summary of rent expense and remaining contractual payments under our ground lease and corporate offices leases.
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 specifies that payments for certain lease-related services (for example, maintenance services, including common area maintenance), which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASC 2014-09, Revenue from Contracts with Customers, when ASC 842 becomes effective. Additionally, ASC 842 requires lessors to capitalize, as initial direct costs, only these costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. See “Deferred Leasing Costs” above for a summary of employee related compensation costs capitalized during the three and nine months ended September 30, 2017 and 2016.
ASC 842 is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. ASC 842 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 does not apply to lease contracts within the scope of Leases (Topic 840) except to the extent that a lease contract contains “non-lease” components, once ASC 842 becomes effective, as noted above. For public entities, ASC 606 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016. ASC 606 permits the use of either the full retrospective transition method or a modified retrospective transition method. We have formed an implementation project team and are continuing to work on the evaluation and implementation of the guidance as it relates to property management and leasing services revenue and other property-related revenues that may fall under the scope of ASC 606. We expect to adopt ASC 606 on January 1, 2018, using the modified retrospective transition method.
Adoption of New Accounting Pronouncements
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”), which requires an entity’s reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows to include with cash and cash equivalents, amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2016-18, effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. Accordingly, we have included restricted cash with cash and cash equivalents in our reconciliation of beginning of period and end of period amounts shown in our consolidated statements of cash flows for all periods presented. As a result of the adoption of ASU 2016-18, changes in restricted cash are no longer presented as a separate line item within cash flows from investing activities in our consolidated statements of cash flows since we have included restricted cash with cash and cash equivalents in our reconciliation of beginning and end of period amounts shown in our consolidated statements of cash flows. The adoption of ASU 2016-18 did not affect our statement of cash flows presentation for the nine months ended September 30, 2017 and September 30, 2016, as we did not have any restricted cash.

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

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial properties we acquired during the nine months ended September 30, 2017:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
28903 Avenue Paine(2)	Los Angeles - San Fernando Valley	2/17/2017	111,346	1	$17,060
2390 Ward Avenue(3)	Ventura	4/28/2017	138,700	1	16,499
Safari Business Center(4)	Inland Empire - West	5/24/2017	1,138,090	16	141,200
4175 Conant Street(5)	Los Angeles - South Bay	6/14/2017	142,593	1	30,600
5421 Argosy Avenue(5)	Orange County - West	6/15/2017	35,321	1	5,300
14820-14830 Carmenita Road(2)	Los Angeles - Mid-counties	6/30/2017	198,062	3	30,650
3002-3072 Inland Empire Blvd(2)	Inland Empire - West	7/3/2017	218,407	4	26,900
17000 Kingsview Avenue(2)	Los Angeles - South Bay	7/11/2017	100,121	1	13,986
Rancho Pacifica Park(6)	Los Angeles - South Bay	7/18/2017	1,170,806	6	210,500
11190 White Birch Drive(2)	Inland Empire - West	7/20/2017	201,035	1	19,810
4832-4850 Azusa Canyon Road(2)	Los Angeles - San Gabriel Valley	7/28/2017	87,421	1	14,550
1825 Soto Street(5)	Los Angeles - Central	9/8/2017	25,040	2	3,475
19402 Susana Road(5)	Los Angeles - South Bay	9/13/2017	15,433	1	3,942
Total 2017 Wholly-Owned Property Acquisitions			3,582,375	39	$534,472

(1)	Represents the gross contractual purchase price before prorations and closing costs. Does not include capitalized acquisition costs totaling $1.4 million.

(2)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

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

(5)	This acquisition was funded with available cash on hand.

(6)	This acquisition was partially funded with net cash proceeds from the issuance of $125.0 million of senior unsecured guaranteed notes and borrowings under our unsecured revolving credit facility.

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	Rancho Pacifica Park	Other 2017 Acquisitions	Total 2017 Acquisitions
Assets:
Land	$121,329	$147,757	$269,086
Buildings and improvements	85,336	159,905	245,241
Tenant improvements	1,440	4,662	6,102
Acquired lease intangible assets(1)	8,852	17,144	25,996
Other acquired assets(2)	5	144	149
Total assets acquired	216,962	329,612	546,574
Liabilities:
Acquired lease intangible liabilities(3)	6,264	5,032	11,296
Other assumed liabilities(2)	1,126	2,044	3,170
Total liabilities assumed	7,390	7,076	14,466
Net assets acquired	$209,572	$322,536	$532,108

(1)
For Rancho Pacifica Park, acquired lease intangible assets is comprised of in-place lease intangibles with weighted average amortization period of 3.2 years. For the other 2017 acquisitions, acquired lease intangible assets is comprised of $15.8 million of in-place lease intangibles with a weighted average amortization period of 4.6 years and $1.3 million of above-market lease intangibles with a weighted average amortization period of 11.1 years.

(2)	Includes other working capital assets acquired and liabilities assumed, at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 3.5 years and 3.3 years for Rancho Pacifica Park and the other 2017 acquisitions, respectively.

The following table sets forth the results of operations for the three and nine months ended September 30, 2017, for the properties acquired during the nine months ended September 30, 2017, included in the consolidated statements of operations from the date of acquisition (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenues	$8,084	$9,475
Net income	$951	$729
     The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the nine months ended September 30, 2017, had occurred on January 1, 2016. These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as (i) increased rental revenues for the amortization of the net amount of above- and below-market rents acquired in the acquisitions, (ii) increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions and (iii) increased interest expense for borrowings associated with these acquisitions. These pro-forma results have not been adjusted for property sales completed during the nine months ended September 30, 2017. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2016, and may not be indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$43,936	$41,109	$130,645	$113,954
Net income attributable to common stockholders	$738	$1,173	$22,340	$11,082
Net income attributable to common stockholders per share - basic	$0.01	$0.02	$0.32	$0.18
Net income attributable to common stockholders per share - diluted	$0.01	$0.02	$0.32	$0.18
Dispositions
The following table summarizes the properties we sold during the nine months ended September 30, 2017:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
9375 Archibald Avenue	Inland Empire West	3/31/2017	62,677	$6,875	$2,668
2535 Midway Drive	San Diego - Central	5/17/2017	373,744	$40,050	$15,974
2811 Harbor Boulevard	Orange County - Airport	6/28/2017	126,796	$18,700	$595
Total			563,217	$65,625	$19,237

(1)	Represents the gross contractual sales price before commissions, prorations and other closing costs.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	September 30, 2017	December 31, 2016
Acquired Lease Intangible Assets:
In-place lease intangibles	$91,760	$68,234
Accumulated amortization	(48,126)	(37,648)
In-place lease intangibles, net	43,634	30,586
Above-market tenant leases	10,896	10,191
Accumulated amortization	(5,383)	(4,412)
Above-market tenant leases, net	5,513	5,779
Acquired lease intangible assets, net	$49,147	$36,365
Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(23,594)	$(12,426)
Accumulated accretion	5,604	3,477
Below-market tenant leases, net	(17,990)	(8,949)
Above-market ground lease	(290)	(290)
Accumulated accretion	133	109
Above-market ground lease, net	(157)	(181)
Acquired lease intangible liabilities, net	$(18,147)	$(9,130)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In-place lease intangibles(1)	$4,708	$3,561	$10,812	$9,849
Net above (below)-market tenant leases(2)	$(877)	$(31)	$(1,179)	$41
Above-market ground lease(3)	$(8)	$(8)	$(24)	$(24)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above (below)-market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$666,979	$502,476
Less: unamortized discount and debt issuance costs(1)	(2,770)	(2,292)
Carrying value	$664,209	$500,184

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan(3)	$59,087	$(145)	$59,674	$(204)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Gilbert/La Palma(5)	2,803	(139)	2,909	(145)	3/1/2031		5.125%		5.41%
12907 Imperial Highway(6)	5,089	82	5,182	180	4/1/2018		5.950%		3.32%
1065 Walnut Street	—	—	9,711	192	2/1/2019		N/A		N/A
Unsecured Debt
$100M Term Loan Facility	100,000	(364)	100,000	—	2/14/2022		LIBOR+1.20%	(7)	3.18%	(8)
Revolving Credit Facility	50,000	—	—	—	2/12/2021	(9)	LIBOR+1.10%	(7)(10)	2.33%
$225M Term Loan Facility	225,000	(1,469)	225,000	(1,680)	1/14/2023		LIBOR+1.50%	(7)	2.86%
$100M Notes	100,000	(595)	100,000	(635)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(140)	—	—	7/13/2027		3.930%		3.94%
Total	$666,979	$(2,770)	$502,476	$(2,292)

(1)	Reflects the contractual interest rate under the terms of the loan, as of September 30, 2017.

(2)
Reflects the effective interest rate as of September 30, 2017, which includes the effect of the amortization of discounts/premiums and debt issuance costs and the effect of interest rate swaps that are effective as of September 30, 2017.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30-year amortization table. As of September 30, 2017, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

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

(8)	As of September 30, 2017, the interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(9)	Two additional six-month extensions available at the borrower’s option.

(10)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and debt issuance costs, as of September 30, 2017, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2017 - December 31, 2017	$263
2018	5,991
2019	58,266
2020	166
2021	50,175
Thereafter	552,118
Total	$666,979
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
Amended Credit Agreement
On February 14, 2017, we amended our $300.0 million senior unsecured credit facility by entering into a second amended and restated credit agreement (the “Amended Credit Agreement”), which provides for a $450.0 million senior unsecured credit facility, comprised of a $350.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended $100 Million Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available, and the Amended $100 Million Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended $100 Million Term Loan, additional term loan tranches or any combination of the foregoing.
     Interest on the Amended Credit Agreement, is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Amended Revolver range in amount from 1.10% to 1.50% for LIBOR-based loans and 0.10% to 0.50% for Base Rate-based loans, depending on our leverage ratio. The margins for the Amended $100 Million Term Loan range in amount from 1.20% to 1.70% for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.
     If we attain one additional investment grade rating by one or more of Standard & Poor’s or Moody’s Investor Services to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.825% to 1.55% for LIBOR-based loans and 0.00% to 0.55% for Base Rate-based loans, depending on such rating, and the margins for the Amended $100 Million Term Loan will range in amount from 0.90% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for Base Rate-based loans, depending on such rating.
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

The Amended Revolver and the Amended $100 Million Term Loan may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the Amended $100 Million Term Loan and repaid or prepaid may not be reborrowed.
The Amended Credit Agreement contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Amended Credit Agreement and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Amended Credit Agreement, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On September 30, 2017, we had $50.0 million outstanding under the Amended Revolver, leaving $300.0 million available for additional borrowings.
Note Purchase Agreement
On July 13, 2017, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $125.0 million of senior unsecured guaranteed notes, maturing on July 13, 2027, with a fixed annual interest rate of 3.93% (the “$125 Million Notes”). On July 13, 2017, we completed the issuance of the $125 Million Notes.
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
Debt Covenants
The Amended Credit Agreement, the $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), the $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), and the $125 Million Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Amended Credit Agreement and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Additionally, subject to the terms of the $100 Million Notes and the $125 Million Notes (together the “Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.

Our $60.0 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.
We were in compliance with all of our required quarterly debt covenants as of September 30, 2017.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of September 30, 2017, is summarized as follows (in thousands):

Twelve months ended September 30,
2018	$135,149
2019	118,231
2020	96,181
2021	66,766
2022	40,994
Thereafter	106,225
Total	$563,546
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
On August 11, 2017, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the Amended $100 Million Term Loan. The interest rate swap has a notional value of $100.0 million with an effective date of December 14, 2018, and a maturity date of August 14, 2021 (the “New Swap”). The effective date coincides with the termination date of our two in-place interest rate swaps, each of which has a notional value of $50 million, that currently fix the annual interest rate payable on the Amended $100 Million Term Loan at 1.8975% plus an applicable margin under the terms of the Amended Credit Agreement. Under the terms of the New Swap, we are required to make certain monthly fixed rate payments calculated on a notional value of $100 million, while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional value. Upon termination of the two in-place swaps, the New Swap will effectively fix the annual interest rate payable on the Amended $100 Million Term Loan at 1.764% plus an applicable margin under the terms of the Amended Credit Agreement.
The following table sets forth a summary of our interest rate swaps at September 30, 2017 and December 31, 2016 (dollars in thousands):

				Fair Value		Current Notional Value(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Assets(2):
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$2,521	$3,245	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$1,763	$2,349	$—	$—
Interest Rate Swap	12/14/2018	8/14/2021	1.764%	$468	$—	$—	$—
Liabilities(3):
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$121	$338	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$187	$440	$29,087	$29,674
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$174	$529	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$303	$738	$50,000	$50,000

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)	The fair value of these interest rate swaps is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.

(3)	The fair value of these interest rate swaps is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.  As of September 30, 2017, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $4.0 million and an interest rate swap liability of zero, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$382	$1,036	$(672)	$(4,465)
Amount of loss reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(280)	$(577)	$(1,090)	$(1,671)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
     During the next twelve months, we estimate that an additional $0.5 million will be reclassified from AOCI into earnings as an increase to interest expense.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of September 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2017 and December 31, 2016, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Interest Rate Swap Asset	$4,752	$—	$4,752	$—
Interest Rate Swap Liability	$(785)	$—	$(785)	$—
December 31, 2016
Interest Rate Swap Asset	$5,594	$—	$5,594	$—
Interest Rate Swap Liability	$(2,045)	$—	$(2,045)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2017	$670,134	$—	$—	$670,134	$664,209
December 31, 2016	$507,733	$—	$—	$507,733	$500,184

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the nine months ended in September 30, 2017 and 2016, respectively, in management, leasing and development services revenue.

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
As of September 30, 2017, and December 31, 2016, we had a $1.1 million and $1.1 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of September 30, 2017, and December 31, 2016, we also had a $1.1 million and $1.1 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of September 30, 2017, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062. We recognized rental expense for our ground lease in the amount of $36 thousand and $36 thousand for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our corporate and satellite office leases in the amount of $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

The future minimum commitment under our ground lease and corporate and satellite office leases as of September 30, 2017, is as follows (in thousands):

	Office Leases	Ground Lease
October 1, 2017 - December 31, 2017	$185	$36
2018	783	144
2019	569	144
2020	164	144
2021	120	144
Thereafter	—	5,820
Total	$1,821	$6,432
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
Tenant and Construction Related Commitments
As of September 30, 2017, we had commitments of approximately $20.4 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2017, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of September 30, 2017, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the nine months ended September 30, 2017, no single tenant accounted for more than 5% of our total consolidated rental revenues.

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

Following the sale of the JV property, the JV distributed all of its available cash, with the exception of a small amount of working capital which was retained to cover any residual costs associated with the winding down of the JV. During the nine months ended September 30, 2017, the remaining assets were liquidated by the JV and we received a final distribution in the amount of $11 thousand which is reported in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations.
Management Services
During the time that the JV owned the JV Property, we performed property and construction management services for the JV Property. We earned fees and commissions for these services totaling zero and zero for the three months ended

September 30, 2017 and 2016, respectively, and zero and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in the line item “Management, leasing and development services” in the consolidated statements of operations.

12.	Equity
Common Stock
On September 21, 2017, we established a new at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents.  The $300 Million ATM Program replaces our previous $150.0 million at-the-market equity offering program, which was established on June 12, 2017 (the “$150 Million ATM Program”). As of September 30, 2017, all $150.0 million of shares of our common stock under the $150 Million Program have been sold. In addition, we previously established a $125.0 million at-the-market program on April 17, 2015, of which all $125.0 million of shares of our common stock have been sold as of September 30, 2017.
During the nine months ended September 30, 2017, we sold a total of 11,043,880 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $27.99 per share, for gross proceeds of $309.1 million, and net proceeds of $304.5 million, after deducting the sales agents’ fee. As of September 30, 2017, we had the capacity to issue up to an additional $256.6 million of common stock under the $300 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
      Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. As of September 30, 2017, noncontrolling interests consisted of 1,905,740 OP Units and 41,668 fully-vested LTIP units and represented approximately 2.5% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2017, 61,256 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.6 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 853,249 shares of common stock, LTIP units and Performance Units remain available for issuance as of September 30, 2017).
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
The following table sets forth our share-based award activity for the nine months ended September 30, 2017:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2017	287,827	241,691	514,998
Granted	103,091	—	—
Forfeited	(35,959)	—	—
Vested(1)	(97,092)	—	—
Balance at September 30, 2017	257,867	241,691	514,998

(1)
During the nine months ended September 30, 2017, 31,403 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2017:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2017 - December 31, 2017	81,993	70,837	—
2018	69,720	70,842	315,998
2019	50,182	70,838	199,000
2020	36,657	29,174	—
2021	19,315	—	—
Total	257,867	241,691	514,998

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

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expensed share-based compensation(1)	$1,329	$991	$4,070	$2,879
Capitalized share-based compensation(2)	7	38	120	111
Total share-based compensation	$1,336	$1,029	$4,190	$2,990

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of September 30, 2017, there was $7.5 million of total unrecognized compensation expense related to all unvested share-based awards expected to vest, of which we estimate $0.4 million will be capitalized for employees who provide construction and leasing services. As of September 30, 2017, this total unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 26 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the nine months ended September 30, 2017 and 2016, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning Balance	$3,445	$(3,033)
Other comprehensive loss before reclassifications	(672)	(4,465)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,090	1,671
Net current period other comprehensive income (loss)	418	(2,794)
Less other comprehensive loss attributable to noncontrolling interests	7	63
Other comprehensive income (loss) attributable to common stockholders	425	(2,731)
Ending Balance	$3,870	$(5,764)

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,009	$3,061	$27,585	$17,330
Less: Preferred stock dividends	(1,322)	(661)	(3,966)	(661)
Less: Net income attributable to noncontrolling interests	(21)	(63)	(684)	(533)
Less: Net income attributable to participating securities	(80)	(70)	(327)	(223)
Net income attributable to common stockholders	$586	$2,267	$22,608	$15,913
Add back: Net income attributable to noncontrolling interests	—	63	—	—
Numerator for diluted net income attributable to common stockholders	$586	$2,330	$22,608	$15,913

Denominator:
Weighted average shares of common stock outstanding – basic	72,621,219	65,707,476	68,984,047	61,694,835
Effect of dilutive securities - performance units	446,862	286,697	380,808	225,141
Effect of dilutive securities - operating partnership units	—	1,991,004	—	—
Weighted average shares of common stock outstanding – diluted	73,068,081	67,985,177	69,364,855	61,919,976

Earnings per share — Basic
Net income attributable to common stockholders	$0.01	$0.03	$0.33	$0.26
Earnings per share — Diluted
Net income attributable to common stockholders	$0.01	$0.03	$0.33	$0.26
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
Performance Units, which are subject to vesting based on the Company outperforming certain absolute and relative TSR levels over a three-year performance period, are included as contingently issuable shares in the calculation of diluted EPS when TSR has been achieved at or above the threshold levels specified in the award agreements, assuming the reporting period is the end of the performance period, and the effect is dilutive. As of September 30, 2017, for the performance awards granted in 2015, the Company’s TSR performance relative to a designated peer group was above the 75th percentile, or the maximum level, and the Company’s absolute TSR was above 75%, or the maximum level. As of September 30, 2017, for the performance awards granted in 2016, the Company’s TSR performance relative to a designated peer group was above the 75th percentile, or the maximum level, and the Company’s absolute TSR was approximately 30%, which is between the threshold and target levels. The corresponding number of dilutive securities have been included in the computation of the weighted average diluted shares above, since they were more dilutive than using the two-class method of computing EPS.
We also consider the effect of other potentially dilutive securities, including OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

14.	Subsequent Events
Acquisitions
On October 31, 2017, we acquired two single-tenant properties totaling 59,594 rentable square feet located at 13225 South Western Avenue and 15401 South Figueroa Street in Gardena, California for a contract price of $6.7 million using available cash on hand.
Dispositions
On October 31, 2017, we completed the sale of our property located at 12345 First American Way in Poway, California. The property was sold to an unaffiliated third party for a contract price of $7.6 million.
On November 2, 2017, we completed the sale of our property located at 9401 De Soto in Chatsworth, California. The property was sold to an unaffiliated third party for a contract price of $23.0 million.
Dividends Declared
On October 30, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on January 15, 2018, to holders of record as of December 29, 2017. Also on October 30, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, to be paid on December 29, 2017, to preferred stockholders of record as of December 15, 2017.

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
As of September 30, 2017, our consolidated portfolio consisted of 146 properties with approximately 18.0 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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

•	During the third quarter of 2017, we acquired seven properties with a combined 1.8 million rentable square feet, for a total gross purchase price of $293.2 million.
Repositioning

•	During the second quarter of 2017, we completed the lease-up of two of our value-add repositioning properties located at 679-691 Anderson Street and 18118 Broadway Street.

•
During the third quarter of 2017, we completed the repositioning and lease-up of our 108,500 square foot value-add repositioning property located at 3880 Valley Boulevard. We also pre-leased space totaling 20,198 square feet at 228th Street and 43,927 square feet at 3233 Mission Oaks Boulevard, with leases commencing in November 2017 and February 2018, respectively.

•
Subsequent to September 30, 2017, we pre-leased our 207,953 square foot value-add repositioning property located at 12131 Western Avenue. The lease has an expected commencement date of December 31, 2017.

Dispositions

•	During the first quarter of 2017, we sold one property with 0.1 million rentable square feet, for a gross sales price of $6.9 million.

•
During the second quarter of 2017, we sold two properties with a combined 0.5 million rentable square feet, for a total gross sales price of $58.8 million. Net cash proceeds of $39.7 million from one of the dispositions were used to partially fund the acquisition of the industrial business park noted above, as part of a 1031 Exchange transaction.

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

•	In March 2017, we repaid the $9.7 million outstanding balance on one of our secured mortgage loans in advance of the February 1, 2019 maturity date.

•	In July 2017, we completed a private placement of $125 million of 10-year senior notes at a fixed annual interest rate of 3.93% (the “$125 Million Notes”).
Equity

•	During the first quarter of 2017, we sold 168,685 shares of common stock under our at-the-market equity offering program for gross proceeds of $3.9 million, or approximately $23.16 per share.

•	During the second quarter of 2017, we sold 4,398,476 shares of common stock under our at-the-market equity offering program for gross proceeds of $116.6 million, or approximately $26.52 per share.

•	During the third quarter of 2017, we sold 6,476,719 shares of common stock under our at-the-market equity offering program for gross proceeds of $188.6 million, or approximately $29.11 per share.
Factors That May Influence Future Results of Operations
Market Fundamentals

Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are reducing and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional population, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, possible changes to trade and tariff policies and the threat of rising interest rates, we continue to observe a number of positive trends within our target infill markets that we expect will continue through the end of 2017.
In Los Angeles County, market fundamentals continued to be strong during the third quarter of 2017, as asking lease rates increased quarter-over-quarter, despite a slight decline in occupancy quarter-over-quarter from recent historic highs. We expect that rents will continue the upward trend and increase through the end of 2017, as occupancy still remains at near capacity levels and new development remains limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained favorable during the third quarter of 2017. Despite a slight decrease in lease rates quarter-over-quarter, demand remained steady, concessions decreased and lease rates increased year-over-year. Additionally, historically low vacancy remained steady year-over-year, despite a slight increase in vacancy quarter-over-quarter. We expect that strong tenant demand coupled with the continued low availability of industrial product in this region, primarily due to re-zoning of available land to residential or mixed-use, will cause leasing rates to grow through the end of 2017.
In San Diego, market fundamentals continued to be strong during the third quarter of 2017. Net absorption was strong, overall vacancy in the market decreased quarter-over-quarter and overall asking lease rates remained steady quarter-over-quarter after reaching a record high during the first quarter of 2017.
In Ventura County, occupancy remains at historically high levels as the vacancy rate was unchanged quarter-over-quarter and asking lease rates increased slightly quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remains at historically low levels and asking lease rates increased quarter-over-quarter. We expect the outlook for the Inland Empire West to remain positive through the end of 2017. We generally do not focus on properties located within the Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
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
As of September 30, 2017, eight of our properties were in various stages of redevelopment and repositioning or lease-up. The table below sets forth a summary of these eight properties, as well as one future repositioning project that we will begin in the near term and three properties that were completed and fully leased through September 30, 2017. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, which, due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Start	Completion	Total Property Leased % at 9/30/17
Current Repositioning:
14750 Nelson (San Gabriel Valley)(2)	LA	147,360	147,360	3Q-2016	2Q-2018	—%
301-445 Figueroa Street (South Bay)(3)	LA	133,625	77,975	4Q-2016	3Q-2018	42%
12131 Western Avenue (West OC)	OC	207,953	107,953	1Q-2017	4Q-2017	100%	(4)
28903 Avenue Paine (SF Valley)(5)	LA	111,346	111,346	1Q-2017	4Q-2018	—%
228th Street (South Bay)(6)	LA	88,971	23,453	1Q-2016	4Q-2017	96%	(6)
3233 Mission Oaks Blvd (Ventura):
Unit 3233-H	VC	461,210	43,927	1Q-2017	4Q-2017	72%	(7)
Unit 3233	VC	461,210	111,419	2Q-2017	3Q-2018	72%
Total			623,433

Lease-up Stage:
1601 Alton Parkway (OC Airport)	OC	124,988	15,874	4Q-2014	4Q-2017	87%
9401 De Soto Avenue (SF Valley)(8)	LA	150,831	150,831	2Q-2015	1Q-2016	—%
Total			166,705

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(9)	LA	38,362	—	2Q-2018	2Q-2019	100%

Total Current Repositioning, Lease-up Stage and Future Repositioning			790,138

Completed and Leased-up:
679-691 S. Anderson Street (Central LA)	LA	47,490	—	N/A	N/A	100%
18118 S. Broadway Street (South Bay)	LA	78,183	—	N/A	N/A	100%
3880 Valley Boulevard (San Gabriel Valley)	LA	108,550	—	N/A	N/A	100%

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

(3)
The property located at 301-445 Figueroa has 14 units, all of which will be repositioned in various phases. We expect that repositioning of the first seven units totaling 77,975 rentable square will be completed during 4Q-2017 and the remaining seven units totaling 55,650 rentable square feet will be completed between 4Q-2017 and 3Q-2018.

(4)
As of September 30, 2017, this property is 48.1% leased. The pro-forma leased percentage of 100% reflects the execution of a lease subsequent to September 30, 2017, for the entire property to a single tenant which has an expected commencement date of December 31, 2017.

(5)
The total property rentable square feet in the table above reflects the square footage of the building that was acquired. Upon completion of the project, the property will be approximately 224,000 square feet, which reflects an increase in square footage from the construction of one additional building on the excess land.

(6)
The property located at 228th Street includes eight buildings, of which three buildings aggregating 23,453 rentable square feet were under repositioning as of September 30, 2017. As of September 30, 2017, repositioning space aggregating 20,198 rentable square feet has been pre-leased to two tenants with a commencement date of November 1, 2017.

(7)	As of September 30, 2017, Unit H has been pre-leased to a tenant with a commencement date of February 1, 2018.

(8)	On November 2, 2017, we sold our property located at 9401 De Soto to an unaffiliated third party for a contract price of $23.0 million.

(9)
9615 Norwalk has 10.26 acres of partially paved storage yard/industrial land that is under a month-to-month lease as of September 30, 2017. We plan to construct a new building with approximately 200,000 rentable square feet after the lease is terminated.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.4 million and $1.3 million of interest expense and $0.3 million and $0.9 million of insurance and real estate tax expense during the three and nine months ended September 30, 2017, respectively, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of September 30, 2017, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 92.9% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.2% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table under “Acquisitions and Redevelopment of Properties” above, as of September 30, 2017, eight of our properties with a combined 0.8 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Vacant repositioning space and lease-up space at these eight properties are concentrated in our Los Angeles, Orange County and Ventura markets, and represent 4.4% of our total consolidated portfolio square footage as of September 30, 2017. Including vacant repositioning space and lease-up space at these eight properties, our weighted average occupancy rate as of September 30, 2017, in Los Angeles, Orange County and Ventura was 92.9%, 91.1% and 85.1%, respectively. Excluding vacant repositioning space and lease-up space at these eight properties, our weighted average occupancy rate as of September 30, 2017, in these markets was 98.7%, 96.1% and 93.4%, respectively. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning as well as from the identification of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the nine months ended September 30, 2017:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2017	65	423,766	4.7	$10.44	32.2%	20.4%
Q2-2017	52	310,950	4.0	$9.94	31.3%	24.2%
Q3-2017	61	678,882	4.4	$10.31	33.6%	21.4%
Total/Weighted Average	178	1,413,598	4.4	$10.27	32.6%	21.7%

	Renewals						Expiring Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Retention %(7)
Q1-2017	74	439,602	3.3	$10.41	17.9%	9.6%	136	1,248,787	56.6%
Q2-2017	87	469,766	3.5	$10.57	16.5%	5.9%	127	771,093	70.8%
Q3-2017	66	614,175	3.6	$8.64	21.2%	13.4%	118	971,551	66.2%
Total/Weighted Average	227	1,523,543	3.5	$9.75	18.6%	9.6%	381	2,991,431	63.9%

(1)
Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during the quarter.

(2)	Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(3)	Calculated as the change between starting cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(4)
The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2017, exclude 53 leases aggregating 527,236 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year, (iv) space with different lease structures (for example, a change from a gross lease to a modified gross lease or an increase or decrease in the leased square footage) or (v) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2017, exclude four leases aggregating 38,474 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes five leases totaling 471,484 rentable square feet that expired during the nine months ended September 30, 2017, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the nine months ended September 30, 2017, we completed the repositioning and lease-up of three of our value-add repositioning properties located at 679-691 Anderson Street, 18118 Broadway Street, and 3880 Valley Boulevard and pre-leased space totaling 20,198 square feet at 228th Street and 43,927 square feet at 3233 Mission Oaks Boulevard. Additionally, during October 2017 we pre-leased our 207,953 square foot value-add repositioning property located at 12131 Western Avenue. As of the date of this filing, we have four repositioning projects not leased with estimated construction completion periods ranging from the second quarter of 2018 to the fourth quarter of 2018 and one property in the lease-up stage. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service. As of September 30, 2017, our property located at 9401 De Soto was classified as a lease-up property, and on November 2, 2017, we sold this property to an unaffiliated third party for a contract price of $23.0 million.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2017, for each of the ten full and partial calendar years beginning with 2017 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	—	504,853	2.8%	$—	—%	$—
Current Repositioning(5)	—	559,308	3.1%	$—	—%	$—
MTM Tenants(6)	100	223,304	1.3%	$2,225	1.5%	$9.96
Remainder of 2017	99	780,868	4.3%	$7,713	5.2%	$9.88
2018	352	2,519,326	14.0%	$22,522	15.2%	$8.94
2019	301	2,565,082	14.2%	$23,170	15.6%	$9.03
2020	252	3,471,261	19.2%	$28,599	19.2%	$8.24
2021	123	3,233,164	17.9%	$26,758	18.0%	$8.28
2022	85	1,626,380	9.0%	$13,286	8.9%	$8.17
2023	20	595,581	3.3%	$6,159	4.1%	$10.34
2024	13	731,124	4.1%	$6,892	4.6%	$9.43
2025	4	148,215	0.8%	$1,712	1.2%	$11.55
2026	6	273,904	1.5%	$3,150	2.1%	$11.50
Thereafter	11	812,242	4.5%	$6,481	4.4%	$7.98
Total Consolidated Portfolio	1,366	18,044,612	100.0%	$148,667	100.0%	$8.76

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (in thousands) per the terms of such lease, as of September 30, 2017, multiplied by 12. Excludes billboard and antenna revenue and rent abatements.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2017.

(4)	Calculated as annualized base rent for such leases divided by the leased square feet for such leases as of September 30, 2017.

(5)
Represents space at six of our properties that were classified as current repositioning as of September 30, 2017. Refer to the table under “Acquisitions and Redevelopment of Properties” for a summary of these properties. Excludes completed repositioning properties, properties in lease-up and pre-leased space at current repositioning properties.

(6)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Includes 61 MTM leases aggregating 63,790 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of September 30, 2017, in addition to 0.5 million rentable square feet of currently available space in our portfolio and 0.6 million rentable square feet of vacant space under current repositioning, leases representing 4.3% and 14.0% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2017 and 2018, respectively. During the nine months ended September 30, 2017, we renewed 227 leases for 1,523,543 rentable square feet, resulting in a 63.9% retention rate. Our retention rate during the period was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents. During the nine months ended September 30, 2017, new and renewal leases had a weighted average term of 4.4 and 3.5 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2017 and 2018 represent approximately 5.2% and 15.2% respectively, of the total annualized base rent for our portfolio as of September 30, 2017. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2017 and 2018 are currently below current market asking rents, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong into the foreseeable future and these positive trends provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2017 will show positive renewal rates and leasing spreads. We also expect that 2018 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of September 30, 2017, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2017 and 2016.

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
For the three and nine months ended September 30, 2017 and 2016, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2016, and still owned by us as of September 30, 2017, which consisted of 114 properties aggregating approximately 11.2 million rentable square feet. Results for our Same Properties Portfolio exclude the joint venture property disposed of during 2016, any properties that were acquired or sold during the period from January 1, 2016, through September 30, 2017, interest income from our note receivable, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 33 properties aggregating approximately 7.0 million rentable square feet that were purchased between January 1, 2016, and September 30, 2017, and the eight properties aggregating approximately 0.9 million rentable square feet that were sold between January 1, 2016, and September 30, 2017.
As of September 30, 2017 and 2016, our Same Properties Portfolio occupancy was approximately 95.2% and 93.0%, respectively. For the three months ended September 30, 2017 and 2016, our Same Properties Portfolio weighted average occupancy was approximately 94.4% and 92.2%, respectively.  Comparatively, our Same Properties Portfolio weighted average occupancy was approximately 94.2% and 91.8% for the nine months ended September 30, 2017 and 2016, respectively.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)%		Three Months Ended September 30,		Increase/(Decrease)%
	2017	2016		Change	2017	2016		Change
RENTAL REVENUES
Rental income	$25,155	$23,359	$1,796	7.7%	$36,748	$28,285	$8,463	29.9%
Tenant reimbursements	3,834	3,508	326	9.3%	6,279	4,467	1,812	40.6%
Other income	134	171	(37)	(21.6)%	203	192	11	5.7%
TOTAL RENTAL REVENUES	29,123	27,038	2,085	7.7%	43,230	32,944	10,286	31.2%
Management, leasing and development services	—	—	—	—%	109	131	(22)	(16.8)%
Interest income	—	—	—	—%	—	228	(228)	(100.0)%
TOTAL REVENUES	29,123	27,038	2,085	7.7%	43,339	33,303	10,036	30.1%
EXPENSES
Property expenses	7,655	7,493	162	2.2%	11,229	8,978	2,251	25.1%
General and administrative	—	—	—	—%	5,843	5,067	776	15.3%
Depreciation and amortization	9,761	10,150	(389)	(3.8)%	17,971	13,341	4,630	34.7%
TOTAL OPERATING EXPENSES	17,416	17,643	(227)	(1.3)%	35,043	27,386	7,657	28.0%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	16	380	(364)	(95.8)%
Interest expense	—	—	—	—%	6,271	3,804	2,467	64.9%
TOTAL OTHER EXPENSES	—	—	—	—%	6,287	4,184	2,103	50.3%
TOTAL EXPENSES	17,416	17,643	(227)	(1.3)%	41,330	31,570	9,760	30.9%
Equity in income from unconsolidated real estate entities	—	—	—		—	1,328	(1,328)
NET INCOME	$11,707	$9,395	$2,312		$2,009	$3,061	$(1,052)

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $1.8 million, or 7.7%, and $8.5 million, or 29.9%, respectively, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at eight of our properties subsequent to July 1, 2016, as well as the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 33 properties we acquired between January 1, 2016, and September 30, 2017.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.3 million, or 9.3%, and $1.8 million, or 40.6%, respectively, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in recoverable operating expenses for comparable periods, timing differences in completing prior year recoverable expense reconciliations, and an increase in the weighted average occupancy for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at eight of our properties subsequent to July 1, 2016. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 33 properties we acquired between January 1, 2016 and September 30, 2017.
Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased by $37 thousand, or 21.6%, and increased $11 thousand, or 5.7%, respectively, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to changes in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $22 thousand, or 16.8%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a decrease in fees and commissions earned from managing properties not owned by us (see Note 9 to the consolidated financial statements for additional details).
Interest Income
Interest income for the three months ended September 30, 2016, relates to a $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum. See Note 2 in the consolidated financial statements for additional details.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.2 million, or 2.2%, and $2.3 million, or 25.1%, respectively, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in insurance expense due to a new earthquake policy we obtained in 2017, a decrease in capitalized real estate tax expense due to the completion of construction on repositioning properties, partially offset by a decrease in repairs and maintenance expense and non-recoverable utilities expense. Our Total Portfolio property expenses was also impacted by incremental expenses from the 33 properties we acquired between January 1, 2016, and September 30, 2017.
General and Administrative
Our Total Portfolio general and administrative expenses increased $0.8 million, or 15.3%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to (i) a $0.3 million increase in non-cash equity compensation expense primarily related to equity grants made in December 2016, (ii) a $0.3 million increase in bonus expense due to Company performance and (iii) a $0.1 million increase in other various corporate expenses, partially offset by a $0.2 million decrease in non-employee director compensation expense.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.4 million, or 3.8%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to July 1, 2016, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to July 1, 2016. Our Total Portfolio depreciation and amortization expense increased $4.6 million, or 34.7%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to the incremental expense from the 33 properties we acquired between January 1, 2016, and September 30, 2017, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.4 million, or 95.8%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to the adoption of ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01”), effective January 1, 2017. See Note 2 in the consolidated financial statements for additional details. Under ASU 2017-01, the seven properties that we acquired during the three months ended September 30, 2017, were accounted for as asset acquisitions, and the related acquisition costs were capitalized as part of the purchase price of the acquisition on a relative fair value basis. In comparison, two of the three properties that we acquired during the three months ended September 30, 2016, were accounted for as business combinations, and the related acquisition costs were expensed as incurred.
Interest Expense
Our Total Portfolio interest expense increased by $2.5 million, or 64.9%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to the increase in our average outstanding debt balance as well as an increase in the average LIBOR rate for comparable periods. The increase in our average outstanding debt balance was primarily due to an increase in borrowings on our unsecured revolving credit facility as well as the issuance of the $125 Million Notes in July 2017. The increase was partially offset by a decrease in interest from the 1065 Walnut Street mortgage loan, which we prepaid in advance of maturity on March 20, 2017.
Equity in Income from Unconsolidated Real Estate Entities
On July 6, 2016, we acquired the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from our joint venture (the “JV”). Prior to the acquisition, our ownership interest in the property was 15.0%. Equity in income from unconsolidated real estate entities includes our 15.0% equity interest in the operating results of the JV property prior to July 6, 2016, depreciation of basis adjustments related to the JV property and distributions received from the JV in connection with the sale of the property that exceeded the carrying value of our investment in the JV (the “excess distributions”). Our Total Portfolio equity in income from unconsolidated real estate entities of $1.3 million for the three months ended September 30, 2016, primarily consists of the excess distributions totaling $1.9 million that we received from the JV, partially offset by the write-off of the $0.6 million unamortized basis adjustment related to the JV property.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)%		Nine Months Ended September 30,		Increase/(Decrease)%
	2017	2016		Change	2017	2016		Change
RENTAL REVENUES
Rental income	$73,682	$68,541	$5,141	7.5%	$97,494	$77,903	$19,591	25.1%
Tenant reimbursements	11,536	10,394	1,142	11.0%	16,606	12,144	4,462	36.7%
Other income	436	592	(156)	(26.4)%	550	764	(214)	(28.0)%
TOTAL RENTAL REVENUES	85,654	79,527	6,127	7.7%	114,650	90,811	23,839	26.3%
Management, leasing and development services	—	—	—	—%	380	376	4	1.1%
Interest income	—	—	—	—%	445	228	217	95.2%
TOTAL REVENUES	85,654	79,527	6,127	7.7%	115,475	91,415	24,060	26.3%
EXPENSES
Property expenses	22,791	21,449	1,342	6.3%	29,987	24,480	5,507	22.5%
General and administrative	—	—	—	—%	16,052	13,190	2,862	21.7%
Depreciation and amortization	29,704	31,387	(1,683)	(5.4)%	46,085	37,165	8,920	24.0%
TOTAL OPERATING EXPENSES	52,495	52,836	(341)	(0.6)%	92,124	74,835	17,289	23.1%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	421	1,490	(1,069)	(71.7)%
Interest expense	—	—	—	—%	14,571	10,774	3,797	35.2%
TOTAL OTHER EXPENSES	—	—	—	—%	14,992	12,264	2,728	22.2%
TOTAL EXPENSES	52,495	52,836	(341)	(0.6)%	107,116	87,099	20,017	23.0%
Equity in income from unconsolidated real estate entities	—	—	—		11	1,451	(1,440)
Loss on extinguishment of debt	—	—	—		(22)	—	(22)
Gain on sale of real estate	—	—	—		19,237	11,563	7,674
NET INCOME	$33,159	$26,691	$6,468		$27,585	$17,330	$10,255

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased $5.1 million, or 7.5%, and $19.6 million, or 25.1%, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in our Same Properties Portfolio is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods which was driven by the completion of repositioning work and subsequent lease-up of space at eight of our properties subsequent to January 1, 2016, as well as the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 33 properties we acquired between January 1, 2016 and September 30, 2017.

Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $1.1 million, or 11.0%, and $4.5 million, or 36.7%, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in our Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in recoverable operating expenses for comparable periods, an increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at eight of our properties subsequent to January 1, 2016, as well as higher reimbursements resulting from the completion of prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 33 properties we acquired between January 1, 2016 and September 30, 2017.
Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased $0.2 million, or 26.4%, and $0.2 million, or 28.0%, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease in our Same Properties Portfolio other income is primarily due to a decrease in late fee income. The decrease in Total Portfolio other income is primarily due to the decrease in filming income at one of our disposition properties and a decrease in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $4 thousand, or 1.1%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to an increase in fees and commissions earned from managing properties not owned by us, partially offset by a decrease in management fees from the JV as a result of the sale of the final joint venture property in July 2016.
Interest Income
Interest income relates to the $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum. Our Total Portfolio interest income increased by $0.2 million, or 95.2%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to the number of months the mortgage loan was outstanding for comparable periods.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $1.3 million, or 6.3%, and $5.5 million, or 22.5%, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in overhead costs, the receipt of non-comparable insurance reimbursements during the nine months ended September 30, 2016, an increase in repairs and maintenance expense, a decrease in capitalized real estate tax expense due to the completion of construction on repositioning properties and an increase in insurance expense due to a new earthquake policy we obtained in 2017, partially offset by a decrease in third-party management fee expense. Our Total Portfolio property expenses were also impacted by the incremental expenses from the 33 properties we acquired between January 1, 2016, and September 30, 2017.
General and Administrative
Our Total Portfolio general and administrative expenses increased $2.9 million, or 21.7%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase is primarily due to the following: (i) a $1.2 million increase in non-cash equity compensation expense primarily due to equity grants made in December 2016, (ii) a non-comparable $0.6 million insurance reimbursement of legal fees related to prior litigation received during the nine months ended September 30, 2016, (iii) a $0.6 million increase in bonus expense, (iv) a $0.6 million increase in payroll and employment related costs and (v) a $0.3 million increase in other various expenses. These increases were partially offset by a $0.2 million decrease in non-employee director compensation expense and a $0.1 million decrease in professional services and consulting fees.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased $1.7 million, or 5.4%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2016, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2016. Our Total Portfolio depreciation and amortization expense increased $8.9 million, or 24.0%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to incremental expense from the 33 properties we acquired between January 1, 2016, and September 30, 2017, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $1.1 million, or 71.7%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the adoption of ASU 2017-01, effective January 1, 2017. Under ASU 2017-01, the 13 properties that we acquired during the nine months ended September 30, 2017, were accounted for as asset acquisitions, and the related acquisition costs were capitalized as part of the purchase price of the acquisition on a relative fair value basis. In comparison, 15 of the 16 properties that we acquired during the nine months ended September 30, 2016, were accounted for as business combinations, and the related acquisition costs were expensed as incurred. The decrease in acquisition expenses due to the adoption of ASU 2017-01, was partially offset by an increase resulting from the write-off of previously incurred transaction costs related to the termination of a ground lease in March 2017 (see Note 10 in the consolidated financial statements for additional details).
Interest Expense
Our Total Portfolio interest expense increased by $3.8 million, or 35.2%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  This was primarily due to the increase in our average outstanding debt balance as well as an increase in the average LIBOR rate for comparable periods. The increase in our average outstanding debt balance was primarily due to an increase in borrowings on our unsecured revolving credit facility, the issuance of the $125 Million Notes in July 2017 and the $125 million and $100 million term loan facility borrowings we made in January 2016 and April 2016, respectively. The increase was partially offset by a decrease in interest expense from the 1065 Walnut Street mortgage loan, which we prepaid in advance of maturity on March 20, 2017.
Equity in Income from Unconsolidated Real Estate Entities
Our Total Portfolio equity in income from unconsolidated real estate entities decreased by $1.4 million, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to the acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from the JV on July 6, 2016.
Loss on Extinguishment of Debt
On March 20, 2017, we repaid the mortgage loan secured by the property located at 1065 E. Walnut Avenue in advance of the maturity date of February 1, 2019. The loss on extinguishment of debt of $22 thousand for the nine months ended September 30, 2017, represents $0.2 million of prepayment penalties, partially offset by the $0.2 million write-off of the unamortized loan premium.
Gains on Sale of Real Estate
During the nine months ended September 30, 2017, we recognized gains on sale of real estate of $19.2 million from the disposition of our properties located at 9375 Archibald Avenue, 2535 Midway Drive and 2811 Harbor Boulevard. During the nine months ended September 30, 2016, we recognized gains on sale of real estate of $11.6 million from the disposition of our properties located at 6010 North Paramount Boulevard, 1840 Dana Street and 12910 East Mulberry Drive.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$2,009	$3,061	$27,585	$17,330
Add:
Depreciation and amortization	17,971	13,341	46,085	37,165
Depreciation and amortization from unconsolidated joint ventures(1)	—	—	—	10
Deduct:
Gains on sale of real estate	—	—	19,237	11,563
Gain on acquisition of unconsolidated joint venture property	—	1,332	11	1,332
Funds From Operations (FFO)	$19,980	$15,070	$54,422	$41,610
Less: preferred stock dividends	(1,322)	(661)	(3,966)	(661)
Less: FFO attributable to noncontrolling interest(2)	(491)	(424)	(1,408)	(1,294)
Less: FFO attributable to participating securities(3)	(133)	(111)	(408)	(349)
FFO attributable to common stockholders	$18,034	$13,874	$48,640	$39,306

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$36,748	$28,285	$97,494	$77,903
Tenant reimbursements	6,279	4,467	16,606	12,144
Other income	203	192	550	764
Total operating revenues	43,230	32,944	114,650	90,811
Property expenses	11,229	8,978	29,987	24,480
Net Operating Income	$32,001	$23,966	$84,663	$66,331
Amortization of (below) above market lease intangibles, net	(885)	(39)	(1,203)	17
Straight line rental revenue adjustment	(1,307)	(1,395)	(3,259)	(3,412)
Cash Net Operating Income	$29,809	$22,532	$80,201	$62,936

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,009	$3,061	$27,585	$17,330
Add:
General and administrative	5,843	5,067	16,052	13,190
Depreciation and amortization	17,971	13,341	46,085	37,165
Acquisition expenses	16	380	421	1,490
Interest expense	6,271	3,804	14,571	10,774
Loss on extinguishment of debt	—	—	22	—
Deduct:
Management, leasing and development services	109	131	380	376
Interest income	—	228	445	228
Equity in income from unconsolidated real estate entities	—	1,328	11	1,451
Gains on sale of real estate	—	—	19,237	11,563
Net Operating Income	$32,001	$23,966	$84,663	$66,331
Amortization of (below) above market lease intangibles, net	(885)	(39)	(1,203)	17
Straight line rental revenue adjustment	(1,307)	(1,395)	(3,259)	(3,412)
Cash Net Operating Income	$29,809	$22,532	$80,201	$62,936

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,009	$3,061	$27,585	$17,330
Interest expense	6,271	3,804	14,571	10,774
Depreciation and amortization	17,971	13,341	46,085	37,165
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture	—	—	—	10
EBITDA	$26,251	$20,206	$88,241	$65,279

Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to our at-the-market equity offering program described below.
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
As of September 30, 2017, our cash and cash equivalents were $12.9 million and we had $50.0 million outstanding under our unsecured revolving credit facility, leaving $300.0 million available for future borrowings.
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
ATM Program
On September 21, 2017, we established a new at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents.  The $300 Million ATM Program replaces our previous $150.0 million at-the-market equity offering program, which was established on June 12, 2017 (the “$150 Million ATM Program”). As of September 30, 2017, all $150.0 million of shares of our common stock under the $150 Million Program have been sold. In addition, we previously had a $125.0 million at-the-market program that was established on April 17, 2015, of which all $125.0 million of shares of our common stock have been sold as of September 30, 2017.
During the nine months ended September 30, 2017, we sold 11,043,880 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $27.99 per share, for gross proceeds of $309.1 million, and net proceeds of $304.5 million, after deducting the sales agents’ fee. As of September 30, 2017, we had the capacity to issue up to an additional $256.6 million of common stock under the $300 Million ATM Program.
Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $300 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
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
During the nine months ended September 30, 2017, we completed the sale of three of our properties located at 9375 Archibald Avenue, 2535 Midway Drive and 2811 Harbor Boulevard for an aggregate gross sales price of $65.6 million and net cash proceeds of $64.4 million. Total net cash proceeds of $46.3 million from two of the dispositions were used to partially fund the acquisition of two properties as part of two 1031 Exchange transactions.
On October 31, 2017, we completed the sale of our property located at 12345 First American Way for a gross sales price of $7.6 million and net cash proceeds of $7.3 million. On November 2, 2017, we completed the sale of our property located at 9401 De Soto for a gross sales price of $23.0 million and net cash proceeds of $22.0 million. We intend to use the cash proceeds from these two dispositions to partially fund a property we are currently under contract to purchase as part of a 1031 Exchange transaction.
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
Amended Credit Agreement
On February 14, 2017, we amended our $300 million unsecured credit facility by entering into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $450.0 million senior unsecured credit facility, comprised of a $350.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended $100 Million Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available for a maximum maturity date of February 14, 2022, subject to certain conditions and the payment of an additional fee. The Amended $100 Million Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended $100 Million Term Loan, additional term loan tranches or any combination of the foregoing.
Interest on the Amended Credit Agreement, is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Amended Revolver range in amount from 1.10% to 1.50% for LIBOR-based loans and 0.10% to 0.50% for Base Rate-based loans, depending on our leverage ratio. The margins for the Amended $100 Million Term Loan range in amount from 1.20% to 1.70% for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.
If we attain one additional investment grade rating by one or more of Standard & Poor’s or Moody’s Investor Services to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.825% to 1.550% for LIBOR-based loans and 0.00% to 0.55% for Base Rate-based loans, depending on such rating, and the margins for the Amended $100 Million Term Loan will range in amount from 0.90% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for Base Rate-based loans, depending on such ratings.
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

The Amended Revolver and the Amended $100 Million Term Loan may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the Amended $100 Million Term Loan and repaid or prepaid may not be reborrowed.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had borrowings of $50.0 million outstanding under the Amended Revolver, leaving $300.0 million available for future borrowings.
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
Investment Grade Rating
In September 2017, Fitch Ratings affirmed our investment grade credit rating of BBB- with a stable outlook on the Amended Revolver, the Amended $100 Million Term Loan, our $100 million guaranteed senior notes (the “$100 Million Notes”) and the $125 Million Notes. They also affirmed our investment grade credit rating of BB on our 5.875% series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired 15 properties with a combined 3.6 million rentable square feet for a total gross purchase price of $541.2 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $91.3 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Redevelopment of Properties, as of September 30, 2017, eight of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on one additional property in 2018.  We currently estimate that approximately $45.6 million of capital will be required over the next seven quarters (4Q-2017 through 2Q-2019) to complete the redevelopment and repositioning of these properties. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $300 Million ATM Program and borrowings available under the Amended Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows (dollars in thousands):

	Nine Months Ended September 30, 2017
	Total	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$23,966	11,709,772	$2.05
Recurring Capital Expenditures(4)	1,699	16,104,713	$0.11
Total Capital Expenditures	$25,665

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of September 30, 2017, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments and debt maturities	$666,979	$263	$5,991	$58,266	$166	$50,175	$552,118
Interest payments - fixed-rate debt	84,744	1,340	9,441	9,333	9,325	9,316	45,989
Interest payments - variable-rate debt(1)	50,573	2,953	11,578	10,803	9,745	8,718	6,776
Interest rate swap payments(2)	3,958	271	1,268	901	852	653	13
Office lease payments	1,821	185	783	569	164	120	—
Ground lease payments	6,432	36	144	144	144	144	5,820
Contractual obligations(3)	20,383	20,383	—	—	—	—	—
Total	$834,890	$25,431	$29,205	$80,016	$20,396	$69,126	$610,716

(1)	Based on the 1-month LIBOR rate of 1.23222%, as of September 30, 2017.

(2)	Reflects the estimated payments to counterparties assuming that the 1-month LIBOR rate is equal to 1.23222% from the effective date through the maturity date of each respective interest rate swap.

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
On October 30, 2017, our board of directors declared a quarterly cash dividend of $0.145 per share of common stock and a quarterly cash distribution of $0.145 per OP Unit, to be paid on January 15, 2018, to holders of record as of December 29, 2017. Also on October 30, 2017, our board of directors declared a quarterly cash dividend of $0.36719 per share of the Series A Preferred Stock, to be paid on December 29, 2017, to preferred stockholders of record as of December 15, 2017.
Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of September 30, 2017:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2019(3)	LIBOR + 1.90%	3.817%	(4)	$59,087	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,803	—
12907 Imperial Highway	4/1/2018	5.950%	5.950%		5,089	—
Unsecured Debt:
Amended $100M Term Loan Facility	2/14/2022	LIBOR +1.20%(5)	3.098%	(6)	100,000	12/14/2018
Amended Revolver(7)	2/12/2021(8)	LIBOR +1.10%(5)	2.332%		50,000	—
$225M Term Loan Facility	1/14/2023	LIBOR +1.50%(5)	2.732%	(9)	225,000	—
$100M Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
$125M Senior Notes	7/13/2027	3.930%	3.930%		$125,000	—
Total Consolidated			3.346%		$666,979

(1)
Includes the effect of interest rate swaps that were effective as of September 30, 2017.  Assumes a 1-month LIBOR rate of 1.23222% as of September 30, 2017, as applicable. Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Amended Revolver.

(2)	Excludes unamortized debt issuance costs and discounts/premiums aggregating $2.8 million as of September 30, 2017.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of September 30, 2017, this term loan has been effectively fixed at 3.817% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $29.1 million at 3.91% with an effective date of July 15, 2015.

(5)
The LIBOR margin will range from 1.20% to 1.70% for the Amended $100 Million Term Loan, 1.10% to 1.50% for the Amended Revolver and 1.50% to 2.25% for the $225 Million Term Loan Facility depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of September 30, 2017, the Amended $100 Million Term Loan has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)
The Amended Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(8)	Two additional six-month extensions available at the borrower’s option.

(9)
As of September 30, 2017, we have executed two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2017:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	6.6	3.83%	3.83%	$391,979	59%
Variable	4.9	LIBOR + 1.43%	2.66%	$275,000	41%
Secured vs. Unsecured:
Secured	2.2		4.03%	$66,979	10%
Unsecured	6.3		3.27%	$600,000	90%

(1)
Includes the effect of interest rate swaps that were effective as of September 30, 2017.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Amended Revolver.  Assumes a 1-month LIBOR rate of 1.23222% as of September 30, 2017, as applicable.

(2)	Excludes unamortized debt issuance costs and discount/premiums aggregating $2.8 million as of September 30, 2017.

At September 30, 2017, we had total consolidated indebtedness of $667.0 million, excluding unamortized debt issuance costs and discounts/premiums, with a weighted average interest rate of 3.346% and an average term-to-maturity of 5.9 years.  As of September 30, 2017, $392.0 million, or 59% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($232.9 million) or an interest rate swap ($159.1 million).  We have two interest rate swaps that will effectively fix the interest on the $225 Million Term Loan Facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022 and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018 to January 14, 2022.  If these two interest rate swaps were effective as of September 30, 2017, our consolidated debt would be 93% fixed-rate and 7% variable-rate.
At September 30, 2017, we had consolidated indebtedness of $667.0 million, reflecting a net debt to total combined market capitalization of approximately 21.7%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Amended Credit Agreement and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
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
Additionally, subject to the terms of the $100 Million Notes and the $125 Million Notes (together the “Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers.
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
We were in compliance with all of our quarterly debt covenants as of September 30, 2017.

Off Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Cash provided by operating activities	$58,129	$44,010	$14,119
Cash used in investing activities	$(491,948)	$(312,099)	$(179,849)
Cash provided by financing activities	$431,212	$318,151	$113,061
Net cash provided by operating activities. Net cash provided by operating activities increased by $14.1 million to $58.1 million for the nine months ended September 30, 2017, compared to $44.0 million for the nine months ended September 30, 2016.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2016, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by higher cash paid for interest for comparable periods and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities increased by $179.8 million to $491.9 million for the nine months ended September 30, 2017, compared to $312.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $224.5 million increase in cash paid for property acquisitions, including related deposits, partially offset by a $44.0 million increase in net proceeds received from the sale of properties for comparable periods

Net cash provided by financing activities. Net cash provided by financing activities increased by $113.1 million to $431.2 million for the nine months ended September 30, 2017, compared to $318.2 million for the nine months ended September 30, 2016. The change was primarily attributable to the $289.0 million increase in draws on our unsecured revolving credit facility and the $129.6 million increase in net cash proceeds from the sale of common shares for comparable periods and the $125.0 million increase in cash proceeds from the issuance of the $125 Million Notes in July 2017. The increase was partially offset by the decrease in cash proceeds from borrowings on our $225 Million Term Loan Facility of $225.0 million, the $98.5 million increase in paydowns made on our unsecured revolving credit facility for comparable periods, the $87.0 million decrease in net cash proceeds from the issuance of the Series A Preferred Stock completed in August 2016, the $9.9 million repayment of one of our secured mortgage loans in March 2017, inclusive of a $0.2 million early prepayment premium, and a $9.1 million increase in the payment of dividends and distributions primarily resulting from an increase in the number of common shares outstanding and the issuance of the Series A Preferred Stock in August 2016.

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
As of September 30, 2017, interest on our $60.0 million amortizing term loan has been effectively fixed through the use of two interest rate swaps, with notional values of $30.0 million and $29.1 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of September 30, 2017, interest on the $100 Million Amended Term Loan has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the Amended $100 Million Term Loan as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Amended Credit Agreement.
On August 11, 2017, we entered into an interest rate swap transaction to manage our exposure to fluctuations in the variable interest rate associated with Amended $100 Million Term Loan. The interest rate swap, which has a notional value of $100.0 million, has an effective date of December 14, 2018, which coincides with the termination date of the two in-place interest rate swaps noted above, and has a maturity date of August 14, 2021. Upon termination of the two in-place swaps, the new swap will effectively fix the annual interest rate payable on the Amended $100 Million Term Loan at 1.764% plus an applicable margin under the terms of the Amended Credit Agreement.
During 2016, we entered into two interest rate swap transactions to manage our exposure to fluctuations in the variable interest rate associated with the $225 Million Term Loan Facility. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, and a maturity date of January 14, 2022. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, and a maturity date of January 14, 2022. When these interest rate swaps become effective, they will fix the annual interest rate payable on the $225 Million Term Loan Facility as follows: 1.349% for $125.0 million of the principal outstanding and 1.406% for the remaining $100.0 million of principal outstanding, plus an applicable margin under the terms of the $225 Million Term Loan Facility.
At September 30, 2017, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts/premiums, of $667.0 million. Of this total amount, $392.0 million, or 59%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $275.0 million, or 41%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2017, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $1.4 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $1.4 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017(1)	13,543	$27.85	N/A	N/A
August 1, 2017 to August 31, 2017(1)	607	28.67	N/A	N/A
September 1, 2017 to September 30, 2017	—	—	N/A	N/A
	14,150	$27.88	N/A	N/A

(1)	In July 2017 and August 2017, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1*
Purchase and Sale Agreement and Joint Escrow Instructions by and between Rexford Industrial Realty, L.P., as Buyer, and CSHV Rancho Pacifica, LLC, as Seller, dated as of July 5, 2017, as amended July 10, 2017

10.2
Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on July 19, 2017)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

November 2, 2017	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

November 2, 2017	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

November 2, 2017	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)