Form 10-K
period 2017-12-31
Rexford Industrial Realty, Inc.
filed 2018-02-21
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________ __________________________________________________________________________
FORM 10-K
..____________________ __________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(310) 966-1680
(Registrant’s telephone number, including area code)
.____________________ __________________________________________________________________________.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
5.875% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
5.875% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2017, as reported on the New York Stock Exchange (“NYSE”) was approximately $1,938 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 496,642 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 14, 2018 was 78,490,192.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements
We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “possible,” “predicts,” “projects,” “result,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2017, our consolidated portfolio consisted of 151 properties with approximately 18.5 million rentable square feet.  In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier-to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of interests in 151 properties totaling approximately 18.5 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2017, we had 1,367 leases, with no single tenant accounting for more than 1.6% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (48%); San Bernardino (19%); Orange County (13%); San Diego (10%); Ventura (10%).
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
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three public offerings of our common stock, two public offerings of preferred stock and through sales of common stock under our at-the-market equity offering program. We currently have an at-the-market equity offering program pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents (the “$300 Million ATM Program”). As of the filing date of this Annual Report on Form 10-K, we have sold $71.0 million of our common stock under the $300 Million ATM Program, leaving us with the capacity to issue up to $229.0 million of additional shares. We have a $450 million senior unsecured credit facility consisting of a $100 million term loan facility and a $350 million unsecured revolving credit facility. As of the filing date of this Annual Report on Form 10-K, we had borrowings of $91.0 million outstanding under the unsecured revolving credit facility, leaving $259.0 million available. The credit facility has an accordion feature that permits us to request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2017, our ratio of net debt to total market capitalization was 21.0%.

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
Insurance
We carry commercial property, liability, environmental and terrorism coverage on all the properties in our portfolio under a blanket insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provides for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plan), riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes, and while we maintain earthquake insurance coverage, the events are subject to material deductibles and exclusions. Additionally, seismic risks are evaluated for properties during acquisition by a qualified structural engineer and to the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level.
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
Employees
As of December 31, 2017, we employed 98 full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.
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
Our board of directors maintains charters for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, each of which is available for viewing on our website at http://www.rexfordindustrial.com under the heading “Investor Relations—Company Information—Governance—Governance Documents.”
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this market (such as earthquakes, wild fires, mudslides, and other events). Most of our properties are located in areas known to be seismically active. While we carry insurance for losses resulting from earthquakes the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it more costly to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2017, included the following (and accounted for the percentage of our total annualized base rent indicated): Warehousing (25.5%); Wholesale Trade (21.4%); Manufacturing (13.0%); Retail Trade (7.0%); and Professional, Scientific and Technical Services (6.1%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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
As of December 31, 2017, approximately 66% of the acquisitions by deal count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown or greater than expected liabilities such as liabilities for clean-up of environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2017, we have seven interest rate swaps in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates.  Two of these swaps have notional values of $30 million and $28.9 million, and currently fix the interest rate on our $60.0 million amortizing term loan as follows: (i) $30.0 million at 3.726% from January 15, 2015 to February 15, 2019 and (ii) $28.9 million at 3.910% for the period from July 15, 2015 to February 15, 2019. Two other swaps each have a notional value of $50.0 million, and were executed to fix the interest rate on our $100 million unsecured term loan facility as follows: (i) $50.0 million at 1.790% plus an applicable margin under the terms of the loan agreement from August 14, 2015 to December 14, 2018 and (ii) $50.0 million at 2.005% plus an applicable margin under the terms of the loan agreement from February 16, 2015 to December 14, 2018. During 2017, we entered into a new swap with a notional value of $100.0 million, that has an effective date of December 14, 2018, which coincides with the termination date of the two aforementioned swaps. This swap will fix interest on the $100.0 million term loan at 1.764% plus an applicable margin under the terms of the loan agreement from December 14, 2018 to August 14, 2021. The remaining two swaps have notional values of $125.0 million and $100.0 million, and were executed to fix the interest rate on our $225 million unsecured term loan facility as follows: (i) $125.0 million at 1.349% plus an applicable margin under the terms of the loan agreement from February 14, 2018 to January 14, 2022 and (ii) $100.0 million at 1.406% plus an applicable margin under the terms of the loan agreement from August 14, 2018 to January 14, 2022.
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
Under the Americans with Disabilities Act and parallel California statutes, certain requirements related to access and use by disabled persons must be met. Noncompliance could result in the imposition of fines by the federal and state governments or the award of damages to private litigants. Under California energy efficiency standards, referred to as Title 24 or The Energy Efficiency Standards for Residential and Nonresidential Buildings, building owners may incur increased costs to renovate properties in order to meet changing energy efficiency standards. If we are required to make unanticipated expenditures or substantial modifications to our properties, whether to comply with the Americans with Disabilities Act and parallel California statutes, Title 24, or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and preferred stock and our ability to make distributions to our stockholders could be adversely affected.
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
Additionally, political uncertainty from matters such as the implementation of the governing agenda of President Donald J. Trump, changes in governmental policy on a variety of matters such as trade and manufacturing policies, and geopolitical matters such as the exit of the United Kingdom from the European Union and possible restructuring of trade agreements contribute to potential risks beyond our control. It is not possible to predict whether these economic and political occurrences might negatively impact the economies around the world, including the U.S. and Southern California. If these macro-economic and political issues are not managed appropriately, they could lead to currency, sovereign debt or banking crises, other financial and trade turmoil and uncertainty, and lower occupancy, rents and values for individual real estate in our markets.
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
Our business may be adversely affected by global market, political and economic challenges, including dislocations and volatility in the credit markets and general global economic uncertainty, including the effect of any slowing of the Chinese economy and restrictions on capital outflows from China. These conditions may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock as a result of the following potential consequences, among others:

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
Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.
Changes in laws, regulations, and financial accounting standards may adversely affect our reported results of operations.
As a response, in large part, to perceived abuses and deficiencies in current regulations believed to have caused or exacerbated the prior global financial crisis, legislative, regulatory, and accounting standard-setting bodies around the world are engaged in an intensive, wide-ranging examination and rewriting of the laws, regulations, and accounting standards that have constituted the basic playing field of global and domestic business for several decades.  In many jurisdictions, including the U.S., the legislative and regulatory response has included the extensive reorganization of existing regulatory and rule-making agencies and organizations, and the establishment of new agencies with broad powers.  This reorganization has disturbed longstanding regulatory and industry relationships and established procedures.
The rule-making and administrative efforts have focused principally on the areas perceived as having contributed to the financial crisis, including banking, investment banking, securities regulation, and real estate finance, with spillover impacts on many other areas. The new presidential administration of President Donald J. Trump has indicated a desire to modify or reverse some of these efforts. This has created a significant degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses.
The global financial crisis and the aggressive government and accounting profession reaction thereto have occurred against a backdrop of increasing globalization and internationalization of financial and securities regulation that began prior to the prior financial crisis. As a result of this ongoing trend, financial and investment activities previously regulated almost exclusively at a local or national level are increasingly being regulated, or at least coordinated, on an international basis, with national rule-making and standard-setting groups relinquishing varying degrees of local and national control to achieve more uniform regulation and reduce the ability of market participants to engage in regulatory arbitrage between jurisdictions. This globalization trend has continued, arguably with an increased sense of urgency and importance, since the financial crisis.
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
We may be adversely affected by new or amended laws or regulations, including legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform Act”) and other by changes in federal, state, or foreign tax laws and regulations, and by changes in the interpretation or enforcement of existing laws and regulations.  It is possible that the 2017 Tax Reform Act’s reduced federal deductions for state and local taxes and mortgage interest for individual taxpayers, which may result in higher taxes for the principals and employees of our California based tenants, will impact our tenants in a manner that limits their ability to pay rent or higher rent, retain employees or maintain operations in California. Any economic slowdowns may prompt a variety of legislative, regulatory, and accounting profession responses.
To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), which regulates the banking and investment banking industries and has extended implementation periods and delayed effective dates with extensive rule making by regulatory authorities.  Further, actions by President Donald J. Trump’s administration may alter Dodd-Frank implementation, interpretation and/or enforcement. While we do not currently expect Dodd-Frank to have a significant direct impact on us, Dodd-Frank’s impact on us may not be known for an extended period of time.  Dodd-Frank, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  Dodd-Frank also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.
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
As of December 31, 2017, 1.7% of the rentable square footage of our portfolio was available for lease and leases representing 0.9% of the rentable square footage of our portfolio expired on December 31, 2017. In addition, leases representing 12.9% and 14.8% of the rentable square footage of the properties in our portfolio will expire in 2018 and 2019. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected.
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
Our real estate development, redevelopment and repositioning activities are subject to risks particular to development, redevelopment and repositioning.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Howard Schwimmer, Michael S. Frankel and Adeel Khan who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity.
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
We carry commercial property, liability, environmental, earthquake and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that are appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Currently, we do not carry insurance for certain types of extraordinary losses, such as loss from riots, war and wildfires because we believe such coverage is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from wildfires, riots, war and other uninsured losses. If we do obtain insurance for any of those risks in the future, such insurance cost may impact the operating costs and net cash flow of our properties.
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
All of the properties in our portfolio are located in areas that are prone to earthquake activity.
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
While we carry insurance for losses resulting from earthquakes, such policies are subject to material deductibles and self-insured retention. Additionally, natural disasters, including earthquakes, may cause future earthquake insurance costs to increase significantly, which may impact the operating costs and net cash flow of our properties.

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
In prior years, the capital markets have been subject to periodic significant disruptions.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business, implement our growth plan and fund other cash requirements.  If we cannot obtain capital from third-party sources on favorable terms or at all when desired, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.
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
Subsequently, new rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”), and in 2014, NYSE Euronext took over the administration of LIBOR. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by NYSE Euronext, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

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
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“Business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price or supermajority stockholder voting requirements on these combinations; and

•
“Control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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
As of December 31, 2017, we own 97.5% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our operating partnership to issue additional common units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.
Risks Related to Our Status as a REIT
Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our common stock.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our initial taxable year ended December 31, 2013. We intend to continue to meet the requirements for taxation as a REIT.  We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT, or that we will remain qualified as such in the future. If we were to fail to qualify as a REIT in any taxable year we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax for tax years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
For taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations.

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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the 2017 Tax Reform Act, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.
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
The 2017 Tax Reform Act has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Reform Act that could affect the Company and its stockholders include:

• temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

• permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

• permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

• reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

• limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

• generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

• eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us or our stockholders are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the 2017 Tax Reform Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the 2017 Tax Reform Act as a whole will have on the Company.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

As of December 31, 2017, our consolidated portfolio consists of 151 wholly-owned properties located in Southern California infill markets totaling approximately 18.5 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2017.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles - Greater San Fernando Valley
901 W. Alameda Ave.	Burbank	1	Creative Office	1969 / 2009	44,924	0.2%	3	100.0%	$1,493,051	1.0%	$33.24
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.2%	4	100.0%	$394,840	0.3%	$12.72
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.7%	1	100.0%	$1,231,194	0.8%	$9.41
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	1.7%	1	100.0%	$1,900,180	1.2%	$5.95
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.8%	9	90.6%	$1,142,255	0.7%	$8.23
700 Allen Ave. and 1830 Flower St.	Glendale	3	Creative Office	1949, 1961 / 2011-2012	25,168	0.1%	1	100.0%	$781,820	0.5%	$31.06
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,183	2.6%	28	100.0%	$5,211,285	3.3%	$10.99
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.6%	1	100.0%	$964,800	0.6%	$9.60
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	1.1%	2	100.0%	$1,795,916	1.1%	$8.85
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.3%	1	100.0%	$594,291	0.4%	$12.28
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.2%	4	100.0%	$667,499	0.4%	$21.11
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.4%	1	100.0%	$609,045	0.4%	$7.91
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015	55,715	0.3%	1	100.0%	$468,273	0.3%	$8.40
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.8%	2	100.0%	$1,024,663	0.7%	$7.37
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Light Manufacturing	1969, 2008 / 2016	134,030	0.7%	9	100.0%	$1,175,211	0.8%	$8.77
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,288	0.4%	21	96.2%	$982,863	0.6%	$13.58
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Light Manufacturing	1987 / 2006	90,722	0.5%	2	100.0%	$680,903	0.4%	$7.51
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,247	0.4%	12	86.8%	$1,043,782	0.7%	$15.17
28901-28903 Avenue Paine(6)	Valencia	1	Warehouse / Distribution	1999	111,346	0.6%	—	—%	$—	—%	$—
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.4%	1	100.0%	$517,530	0.3%	$6.37
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	77,790	0.4%	64	100.0%	$1,064,999	0.7%	$13.69
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.3%	25	100.0%	$698,478	0.4%	$14.43

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.2%	2	100.0%	$268,790	0.2%	$9.10
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.7%	1	100.0%	$1,002,761	0.6%	$7.47
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.3%	2	100.0%	$497,491	0.3%	$7.85
Los Angeles - Greater San Fernando Valley Total		54			2,759,122	14.9%	198	95.0%	$26,211,920	16.7%	$10.00

Los Angeles - San Gabriel Valley
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.3%	1	100.0%	$411,876	0.3%	$7.95
14955-14971 E. Salt Lake Ave	City of Industry	1	Warehouse / Light Manufacturing	1979	126,036	0.7%	5	100.0%	$1,047,964	0.7%	$8.31
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	1.3%	15	100.0%	$2,545,364	1.6%	$10.55
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.4%	1	100.0%	$1,047,297	0.7%	$13.78
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.4%	40	100.0%	$810,607	0.5%	$11.65
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.3%	1	100.0%	$603,959	0.4%	$9.39
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.5%	2	100.0%	$697,440	0.4%	$7.98
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	99,735	0.5%	25	97.5%	$992,869	0.6%	$10.21
13914-13932 Valley Blvd.	La Puente	2	Warehouse / Light Manufacturing	1978, 1988 / 2012	58,084	0.3%	25	83.8%	$481,515	0.3%	$9.89
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.4%	1	100.0%	$964,081	0.6%	$14.21
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.7%	1	100.0%	$575,510	0.4%	$4.80
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	1.3%	1	100.0%	$1,475,766	0.9%	$6.00
3880 West Valley Blvd.	Pomona	1	Warehouse / Light Manufacturing	1980 / 2017	108,550	0.6%	1	100.0%	$911,820	0.6%	$8.40
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	1.8%	2	100.0%	$1,522,932	1.0%	$4.67
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Distribution	1975	79,050	0.4%	12	94.9%	$710,716	0.5%	$9.47
14742-14750 Nelson Avenue(6)	City of Industry	2	Warehouse / Distribution	1969	147,360	0.8%	—	—%	$—	—%	$—
Los Angeles - San Gabriel Valley Total		33			1,968,692	10.7%	133	91.7%	$14,799,716	9.5%	$8.20

Los Angeles - Central
6020 Sheila St.	Commerce	1	Warehouse / Distribution	2000	70,877	0.4%	1	100.0%	$1,037,669	0.7%	$14.64
6700 S Alameda St.	Huntington Park	1	Warehouse / Distribution	1990 / 2008	78,280	0.4%	1	100.0%	$1,146,052	0.7%	$14.64
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.3%	3	100.0%	$565,561	0.4%	$11.91
1825-1845 S. Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$210,120	0.1%	$8.39
8542 Slauson Avenue	Pico Rivera	1	Light Industrial / Office	1964	24,679	0.1%	1	100.0%	$234,156	0.2%	$9.49

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.6%	1	100.0%	$702,481	0.4%	$6.98
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	1.0%	3	100.0%	$1,463,087	0.9%	$7.67
Los Angeles - Central Total		10			537,721	2.9%	11	100.0%	$5,359,126	3.4%	$9.97

Los Angeles - Mid-Counties
16221 Arthur St.	Cerritos	1	Warehouse / Light Manufacturing	1979	61,372	0.3%	1	100.0%	$363,548	0.2%	$5.92
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	1.0%	40	100.0%	$1,650,882	1.1%	$9.36
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,062	1.1%	4	100.0%	$1,639,311	1.0%	$8.28
9615 Norwalk Blvd.(6)	Santa Fe Springs	2	Warehouse / Distribution	1975	38,362	0.2%	1	100.0%	$1,021,070	0.7%	$26.62
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	3	Warehouse / Distribution	1982 / 2009	106,995	0.6%	4	100.0%	$979,788	0.6%	$9.16
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.3%	5	100.0%	$537,592	0.3%	$9.26
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Light Manufacturing	1982	18,995	0.1%	1	100.0%	$324,635	0.2%	$17.09
12247 Lakeland Road	Santa Fe Springs	1	Warehouse / Light Manufacturing	1971 / 2016	24,875	0.1%	1	100.0%	$328,977	0.2%	$13.23
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.5%	1	100.0%	$707,760	0.5%	$7.00
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.5%	25	100.0%	$765,391	0.5%	$8.91
Los Angeles - Mid-Counties Total		18			870,152	4.7%	83	100.0%	$8,318,954	5.3%	$9.56

Los Angeles - South Bay
1065 E. Walnut Ave.	Carson	1	Warehouse / Light Manufacturing	1974	172,420	0.9%	2	100.0%	$2,010,377	1.3%	$11.66
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.4%	5	100.0%	$707,352	0.5%	$9.05
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.5%	2	100.0%	$840,226	0.5%	$8.39
311, 319, 329 & 333 157th Street	Gardena	4	Warehouse / Light Manufacturing	1960-1971 / 2006-2011	48,000	0.3%	3	58.3%	$237,981	0.2%	$8.50
13225 S. Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$104,388	0.1%	$4.97
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	45,685	0.3%	5	96.0%	$471,070	0.3%	$10.74
687 N Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.8%	1	100.0%	$2,202,261	1.4%	$15.35
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.5%	1	100.0%	$671,453	0.4%	$6.95
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.3%	14	100.0%	$974,667	0.6%	$15.31
15401 S. Figueroa Street(6)	Los Angeles	1	Warehouse / Light Manufacturing	1964	38,584	0.2%	1	100.0%	$194,838	0.1%	$5.05
4175 E Conant Street	Long Beach	1	Light Industrial / Office	2015	142,593	0.8%	1	100.0%	$1,895,023	1.2%	$13.29
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.9%	1	100.0%	$1,394,271	0.9%	$8.47
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.2%	10	100.0%	$290,028	0.2%	$9.60

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
7110 Rosecrans Ave.	Paramount	1	Warehouse / Light Manufacturing	1972 / 2015	73,439	0.4%	2	100.0%	$575,523	0.4%	$7.84
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989	1,170,806	6.3%	23	99.0%	$7,740,313	4.9%	$6.68
19402 S. Susana Road	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	15,433	0.1%	1	100.0%	$236,520	0.1%	$15.33
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.3%	29	100.0%	$626,226	0.4%	$12.65
24105 Frampton Avenue	Torrance	1	Warehouse / Light Manufacturing	1974 / 2016	49,841	0.3%	1	100.0%	$418,904	0.3%	$8.40
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	88,971	0.5%	9	96.3%	$819,445	0.5%	$9.56
301-445 Figueroa Street(6)	Wilmington	1	Warehouse / Distribution	1972	133,650	0.7%	6	41.1%	$471,376	0.3%	$8.59
Los Angeles - South Bay Total		42			2,726,847	14.8%	118	95.8%	$22,882,242	14.6%	$8.76

Orange County - North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	120,313	0.7%	21	100.0%	$1,391,633	0.9%	$11.57
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim	2	Warehouse / Light Manufacturing	1973 / 2007	62,395	0.3%	24	81.4%	$651,376	0.4%	$12.82
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	0.6%	2	90.2%	$870,309	0.5%	$8.06
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	0.9%	16	100.0%	$1,478,383	0.9%	$9.17
1210 N Red Gum St	Anaheim	1	Warehouse / Light Manufacturing	1985	64,570	0.3%	1	100.0%	$452,976	0.3%	$7.02
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	1.9%	9	95.7%	$2,440,816	1.6%	$7.38
Orange County - North Total		18			874,012	4.7%	73	95.6%	$7,285,493	4.6%	$8.72

Orange County - West
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	170,865	0.9%	1	100.0%	$1,516,293	0.9%	$8.87
17311 Nichols Lane	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.6%	1	100.0%	$898,037	0.6%	$7.81
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.2%	1	100.0%	$309,000	0.2%	$8.75
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	1.1%	1	100.0%	$1,871,577	1.2%	$9.00
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.7%	3	100.0%	$894,382	0.6%	$7.38
Orange County - West Total		6			650,276	3.5%	7	100.0%	$5,489,289	3.5%	$8.44

Orange County - South
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Light Manufacturing	1998	46,178	0.2%	1	100.0%	$459,933	0.3%	$9.96
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.6%	1	100.0%	$1,175,907	0.7%	$11.49
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	1.0%	2	100.0%	$1,339,794	0.9%	$7.40

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Orange County - South Total		3			329,458	1.8%	4	100.0%	$2,975,634	1.9%	$9.03

Orange County - Airport
1601 Alton Pkwy.(6)	Irvine	1	Warehouse / Light Manufacturing	1974	124,988	0.7%	4	87.3%	$1,160,348	0.7%	$10.63
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	0.7%	1	100.0%	$875,024	0.6%	$7.17
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	0.6%	53	86.4%	$1,041,173	0.7%	$11.91
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.2%	14	92.7%	$422,548	0.3%	$11.81
200-220 South Grand Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	27,200	0.1%	8	93.4%	$292,576	0.2%	$11.52
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Light Manufacturing	1965 / 2016	98,379	0.5%	3	100.0%	$1,108,674	0.7%	$11.27
2700‐2722 South Fairview Street(6)	Santa Ana	1	Warehouse / Light Manufacturing	1964 / 1984	116,575	0.6%	3	100.0%	$1,187,913	0.7%	$10.19
Orange County - Airport Total		12			628,982	3.4%	86	94.6%	$6,088,256	3.9%	$10.24

San Bernardino - Inland Empire West
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.6%	2	100.0%	$656,441	0.4%	$6.00
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.7%	2	100.0%	$884,232	0.6%	$6.76
8900-8980 Benson Ave., 5637 Arrow Highway	Montclair	5	Warehouse / Light Manufacturing	1974	88,016	0.5%	49	93.5%	$886,976	0.6%	$10.78
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.6%	1	100.0%	$491,846	0.3%	$4.56
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.7%	27	100.0%	$1,141,275	0.7%	$8.89
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	0.6%	20	100.0%	$796,566	0.5%	$7.01
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Light Manufacturing	2001	111,890	0.6%	5	100.0%	$882,919	0.6%	$7.89
Safari Business Park(7)	Ontario	16	Warehouse / Light Manufacturing	1988-1996	1,138,090	6.2%	80	98.8%	$8,484,532	5.4%	$7.55
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	1.2%	10	100.0%	$1,357,971	0.9%	$6.22
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.5%	1	100.0%	$667,175	0.4%	$6.72
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.5%	1	100.0%	$439,205	0.3%	$4.59
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.7%	5	100.0%	$1,961,766	1.2%	$15.17
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.4%	4	100.0%	$692,881	0.4%	$8.51
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.6%	57	97.3%	$1,099,875	0.7%	$10.51
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	1.2%	1	100.0%	$1,129,012	0.7%	$5.31
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.8%	1	100.0%	$774,632	0.5%	$5.31
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	1.1%	1	100.0%	$1,037,340	0.7%	$5.16

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	1.5%	1	100.0%	$1,254,540	0.8%	$4.41
San Bernardino - Inland Empire West Total		58			3,503,741	19.0%	268	99.4%	$24,639,184	15.7%	$7.08

San Bernardino - Inland Empire East
6750 Unit B-C - 6780 Central Ave.	Riverside	4	Warehouse / Light Manufacturing	1978	63,675	0.3%	6	100.0%	$416,521	0.3%	$6.54

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	1.2%	8	89.0%	$1,605,404	1.0%	$8.39
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Distribution	2008	137,785	0.7%	23	100.0%	$1,274,169	0.8%	$9.25
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.5%	22	100.0%	$919,157	0.6%	$10.54
1800 Eastman Ave	Oxnard	1	Warehouse / Distribution	2009	33,332	0.2%	1	100.0%	$240,000	0.2%	$7.20
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.4%	2	100.0%	$512,182	0.3%	$7.33
2350-2380 Eastman Ave	Oxnard	4	Warehouse / Distribution	2003	55,321	0.3%	26	100.0%	$591,766	0.4%	$10.70
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Distribution	1989	49,641	0.3%	16	90.7%	$409,595	0.3%	$9.10
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Distribution	1988	132,187	0.7%	24	97.4%	$1,136,174	0.7%	$8.83
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.7%	15	95.8%	$1,087,741	0.7%	$9.05
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.7%	1	100.0%	$849,033	0.5%	$6.24
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,530	0.5%	19	100.0%	$1,119,892	0.7%	$10.92
2390 Ward Avenue	Simi Valley	1	Warehouse / Light Manufacturing	1989	138,700	0.7%	2	100.0%	$986,244	0.6%	$7.11
3233 Mission Oaks Blvd(6)	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014	461,210	2.5%	5	54.9%	$2,153,935	1.4%	$8.51
Ventura County Total		30			1,744,485	9.4%	164	86.0%	$12,885,292	8.2%	$8.59

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.8%	4	100.0%	$1,534,241	1.0%	$10.13
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,955	0.5%	9	93.3%	$1,206,044	0.8%	$14.37
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.4%	6	92.6%	$742,515	0.5%	$9.97
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.4%	4	100.0%	$778,895	0.5%	$10.88
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	121,892	0.7%	10	100.0%	$1,008,884	0.6%	$8.28
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.4%	7	92.8%	$605,235	0.4%	$9.46
3927 Oceanic Drive	Oceanside	1	Warehouse / Light Manufacturing	2004	54,740	0.3%	1	100.0%	$558,348	0.3%	$10.20
San Diego - North County Total		18			638,998	3.5%	41	97.4%	$6,434,162	4.1%	$10.34

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
San Diego - Central
12720-12860 Danielson Ct.	Poway	6	Light Industrial / Office	1999	112,062	0.6%	17	100.0%	$1,191,171	0.8%	$10.63
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,501	0.6%	36	92.8%	$1,538,027	1.0%	$14.73
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,763	1.0%	52	97.8%	$2,794,015	1.8%	$15.21
9340 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	86,564	0.5%	3	85.1%	$746,595	0.5%	$10.13
9404 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	46,846	0.3%	1	100.0%	$487,386	0.3%	$10.40
9455 Cabot Drive	San Diego	1	Warehouse / Light Manufacturing	1975 / 1976	96,840	0.5%	2	100.0%	$852,225	0.5%	$8.80
9755 Distribution Ave.	San Diego	1	Warehouse / Light Manufacturing	1974	47,666	0.3%	2	100.0%	$431,073	0.3%	$9.04
9855 Distribution Ave	San Diego	1	Warehouse / Light Manufacturing	1983	60,819	0.3%	2	100.0%	$601,701	0.4%	$9.89
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	0.5%	41	91.7%	$1,282,197	0.8%	$14.28
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.3%	3	76.0%	$430,720	0.3%	$9.54
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.6%	1	100.0%	$1,140,684	0.7%	$10.18
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.5%	1	100.0%	$815,523	0.5%	$9.76
San Diego - Central Total		42			1,103,947	6.0%	161	95.7%	$12,311,317	7.9%	$11.65

San Diego - South County
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	76,701	0.4%	14	95.1%	$689,859	0.4%	$9.46

Consolidated Portfolio - Total / Weighted Average	151 Properties	350			18,476,809	100.0%	1,367	95.5%	$156,786,965	100.0%	$8.88

(1)	Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.

(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2017.

(3)
Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2017, multiplied by 12.  Excludes billboard and antenna revenue and tenant reimbursements.

(4)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2017.

(5)	Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2017.

(6)	This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2017, or is expected to be placed under repositioning in 2018.

(7)
Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2017.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Distribution	62	93.5%	9,859,876	53.4%	$74,238	47.4%	$8.05
Warehouse / Light Manufacturing	73	97.8%	7,160,926	38.7%	64,109	40.9%	$9.15
Light Industrial / Office (5)	10	97.8%	989,684	5.4%	11,814	7.5%	$12.20
Light Manufacturing / Flex	6	98.7%	466,323	2.5%	6,626	4.2%	$14.39
Total / Weighted Average	151	95.5%	18,476,809	100.0%	$156,787	100.0%	$8.88

(1)	Calculated as the average occupancy at such properties as of December 31, 2017.

(2)
Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2017, multiplied by 12, and then aggregated by property type.  Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2017.

(4)	Calculated for each property type as annualized base rent for such property type divided by occupied square feet for such property type as of December 31, 2017.

(5)	Includes two properties (901 West Alameda Avenue and 700 Allen Avenue) aggregating 70,092 rentable square feet that are classified as Creative Office.
Uncommenced Leases
Uncommenced leases as of December 31, 2017, reflect signed new and renewal leases that have not yet commenced as of December 31, 2017.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2017.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	600,807	7,149	95.4%	$77,572	$802	$78,374	$9.27
Orange County	86,974	1,920	97.2%	21,839	88	21,927	$9.09
San Bernardino County	128,700	1,440	99.4%	25,056	134	25,190	$7.10
San Diego County	90,588	—	96.3%	19,435	51	19,486	$11.13
Ventura County	107,447	43,927	88.5%	12,885	413	13,298	$8.62
Total/Weighted Average	1,014,516	54,436	95.8%	$156,787	$1,488	$158,275	$8.94

(1)	Represents the square footage of renewal leases that have been signed but have not yet commenced as of December 31, 2017.

(2)	Represents the square footage of new leases that have been signed but have not yet commenced as of December 31, 2017.

(3)	Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2017, divided by total rentable square feet.

(4)
Represents annualized base rent for leases that have commenced as of December 31, 2017, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2017, multiplied by 12), aggregated by market. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(5)
Annualized base rent from uncommenced leases includes: (i) $525,000 of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $963,000 of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2017, multiplied by 12.). Amounts in thousands.

(6)	Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.

(7)
Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2017.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2017.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	7	100.0%	537,721	2.9%	$5,359	3.4%	$9.97
Greater San Fernando Valley	25	95.0%	2,759,122	14.9%	26,212	16.7%	$10.00
Mid-Counties	10	100.0%	870,152	4.7%	8,319	5.3%	$9.56
San Gabriel Valley	16	91.7%	1,968,692	10.7%	14,800	9.5%	$8.20
South Bay	20	95.8%	2,726,847	14.8%	22,882	14.6%	$8.76
Subtotal / Weighted Average	78	95.3%	8,862,534	48.0%	$77,572	49.5%	$9.19
Orange County
North Orange County	6	95.6%	874,012	4.7%	$7,286	4.6%	$8.72
OC Airport	7	94.6%	628,982	3.4%	6,088	3.9%	$10.24
South Orange County	3	100.0%	329,458	1.8%	2,976	1.9%	$9.03
West Orange County	5	100.0%	650,276	3.5%	5,489	3.5%	$8.44
Subtotal / Weighted Average	21	97.1%	2,482,728	13.4%	$21,839	13.9%	$9.06
San Bernardino County
Inland Empire East	1	100.0%	63,675	0.3%	$417	0.3%	$6.54
Inland Empire West	18	99.4%	3,503,741	19.0%	24,639	15.7%	$7.08
Subtotal / Weighted Average	19	99.4%	3,567,416	19.3%	$25,056	16.0%	$7.07
Ventura County
Ventura	13	86.0%	1,744,485	9.4%	$12,885	8.2%	$8.59
Subtotal / Weighted Average	13	86.0%	1,744,485	9.4%	$12,885	8.2%	$8.59
San Diego County
Central San Diego	12	95.7%	1,103,947	6.0%	$12,311	7.9%	$11.65
North County San Diego	7	97.4%	638,998	3.5%	6,434	4.1%	$10.34
South County San Diego	1	95.1%	76,701	0.4%	690	0.4%	$9.46
Subtotal / Weighted Average	20	96.3%	1,819,646	9.9%	$19,435	12.4%	$11.10
Consolidated Portfolio - Total / Weighted Average	151	95.5%	18,476,809	100.0%	$156,787	100.0%	$8.88

(1)	Calculated as the average occupancy at such properties as of December 31, 2017.

(2)
Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2017, multiplied by 12), aggregated by market. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2017.

(4)	Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2017.
Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2017.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehousing	337	5,013,818	28.4%	$40,029	25.5%	$7.98
Wholesale Trade	295	4,034,798	22.9%	33,482	21.4%	$8.30
Manufacturing	123	2,403,780	13.6%	20,436	13.0%	$8.50
Retail Trade	112	1,308,324	7.4%	11,022	7.0%	$8.42
Professional, Scientific, and Technical Services	101	855,412	4.8%	9,589	6.1%	$11.21
Transportation	33	931,318	5.3%	9,418	6.0%	$10.11
Construction	112	599,091	3.4%	6,017	3.9%	$10.04
Other	70	472,966	2.7%	4,772	3.1%	$10.09
Information	33	319,938	1.8%	4,209	2.7%	$13.16
Public Administration	9	241,408	1.4%	3,421	2.2%	$14.17
Repair and Maintenance	36	342,197	1.9%	3,248	2.1%	$9.49
Administrative and Support and Waste Management and Remediation Services	44	312,373	1.8%	3,167	2.0%	$10.14
Paper/Printing	12	303,820	1.7%	2,487	1.6%	$8.18
Health Care and Social Assistance	23	244,365	1.4%	2,409	1.5%	$9.86
Arts, Entertainment, and Recreation	20	146,096	0.8%	2,238	1.4%	$15.32
Real Estate	7	121,134	0.7%	843	0.5%	$6.96
Total / Weighted Average	1,367	17,650,838	100.0%	$156,787	100.0%	$8.88

(1)	A single lease may cover space in more than one building.

(2)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2017, multiplied by 12, and then aggregated by industry.  Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2017.

(4)	Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2017.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2017, our consolidated properties were 95.8% leased to tenants in a variety of industries, with no single tenant accounting for more than 1.6% of our total annualized base rent. Our average lease size is approximately 13,000 square feet, and approximately 52% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined account for 11.9% of our annualized base rent as of December 31, 2017. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.
The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2017.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Federal Express Corporation	South Bay	173,596	1.0%	$2,420	1.6%	$13.94	11/30/2032(4)
32 Cold, LLC(5)	Central LA	149,157	0.8%	2,184	1.4%	$14.64	3/31/2026(6)
Command Logistics Services, Inc.	South Bay	340,672	1.9%	2,043	1.3%	$6.00	9/30/2020(7)
Triscenic Production Services, Inc.	Greater San Fernando Valley	255,303	1.4%	1,926	1.2%	$7.55	3/31/2022(8)
Cosmetic Laboratories of America, LLC	Greater San Fernando Valley	319,348	1.8%	1,900	1.2%	$5.95	6/30/2020
Universal Technical Institute of Southern California, LLC	South Bay	142,593	0.8%	1,895	1.2%	$13.29	8/31/2030
Southland Industries, Inc.	West Orange County	207,953	1.2%	1,872	1.2%	$9.00	5/31/2028
Dendreon Corporation	West Orange County	170,865	1.0%	1,516	1.0%	$8.87	12/31/2019
Warehouse Specialists, Inc.	San Gabriel Valley	245,961	1.4%	1,476	0.9%	$6.00	2/28/2021
Undisclosed high-end luxury car company	Greater San Fernando Valley	167,425	1.0%	1,418	0.9%	$8.47	8/31/2022(9)
Top 10 Tenants		2,172,873	12.3%	$18,650	11.9%	$8.58
All Other Tenants		15,477,964	87.7%	138,137	88.1%	$8.92
Total Consolidated Portfolio		17,650,837	100.0%	$156,787	100.0%	$8.88

(1)
Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2017, multiplied by 12.  Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2017.

(3)	Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2017.

(4)	Includes (i) 30,160 rentable square feet expiring September 30, 2027, and (ii) 143,436 rentable square feet expiring November 30, 2032.

(5)
These leases were amended, assumed by the tenant, and approved for inclusion in their anticipated plan of reorganization by the residing court in connection with the tenant’s chapter 11 reorganization plan under the United States Bankruptcy Code.

(6)	Includes (i) 78,280 rentable square feet expiring September 30, 2025, and (ii) 70,877 rentable square feet expiring March 31, 2026.

(7)	Includes (i) 111,769 rentable square feet expiring June 30, 2018, and (ii) 228,903 rentable square feet expiring September 30, 2020.

(8)	Includes (i) 38,766 rentable square feet expiring November 30, 2019, (ii) 147,318 rentable square feet expiring September 30, 2021, and (iii) 69,219 rentable square feet expiring March 31, 2022.

(9)
Includes (i) 16,868 rentable square feet expiring April 30, 2020, (ii) 21,697 rentable square feet expiring November 30, 2019, (iii) 20,310 rentable square feet expiring May 31, 2020, and (iv) 108,550 rentable square feet expiring August 31, 2022.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2017, there were 235 triple net leases in our consolidated portfolio, representing approximately 56.7% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2017, there were 952 modified gross leases in our consolidated portfolio, representing approximately 36.2% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2017, there were 180 gross leases in our consolidated portfolio, representing approximately 7.1% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2017:

Square Feet	Number of Leases	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	807	1,699,965	9.6%	$20,102	12.8%	$11.83
5,000 - 9,999	184	1,279,239	7.2%	13,666	8.7%	$10.68
10,000 - 24,999	226	3,619,667	20.5%	34,639	22.1%	$9.57
25,000 - 49,999	71	2,532,956	14.4%	22,924	14.6%	$9.05
>50,000	79	8,519,010	48.3%	65,456	41.8%	$7.68
Total / Weighted Average	1,367	17,650,837	100.0%	$156,787	100.0%	$8.88

(1)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2017, multiplied by 12, and then aggregated by square feet. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(2)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2017.

(3)	Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2017.

Lease Expirations
As of December 31, 2017, our weighted average in-place remaining lease term was approximately 3.6 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2017, plus available space, for each of the 10 full calendar years commencing December 31, 2017 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	317,286	1.7%	$—	—%	$—
Current Repositioning(6)	—	508,686	2.8%	—	—%	$—
MTM Tenants(7)	95	190,454	1.0%	1,875	1.2%	$9.84
2017	21	166,768	0.9%	1,563	1.0%	$9.37
2018	340	2,391,341	12.9%	22,359	14.3%	$9.35
2019	324	2,740,232	14.8%	24,746	15.8%	$9.03
2020	281	3,671,172	19.9%	30,945	19.7%	$8.43
2021	143	3,465,777	18.8%	29,113	18.6%	$8.40
2022	98	1,824,734	9.9%	15,192	9.7%	$8.33
2023	27	748,942	4.0%	7,433	4.7%	$9.92
2024	14	757,894	4.1%	7,159	4.6%	$9.45
2025	4	148,215	0.8%	1,712	1.1%	$11.55
2026	6	273,904	1.5%	3,211	2.0%	$11.72
Thereafter	14	1,271,404	6.9%	11,479	7.3%	$9.03
Total Consolidated Portfolio	1,367	18,476,809	100.0%	$156,787	100.0%	$8.88

(1)	Represents the contracted square footage upon expiration.

(2)
Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2017, multiplied by 12. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2017.

(4)	Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2017.

(5)
Represents vacant space (not under repositioning) as of December 31, 2017. Includes leases aggregating 10,509 rentable square feet that have been signed but had not yet commenced as of December 31, 2017.

(6)
Represents space at five of our properties that were classified as current repositioning or lease-up as of December 31, 2017. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Development of Properties,” of this Annual Report on Form 10-K for additional details related to these five properties. Includes 43,927 rentable square feet of repositioning space for which a lease has been signed but had not commenced as of December 31, 2017.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy. Includes 62 MTM leases totaling 65,390 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to the number and the small size of spaces, we typically only enter into MTM leases.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	The Year Ended December 31,
	2017			2016			2015
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases - First Generation(3)(4)	$1,069	531,101	$2.01	$1,474	493,978	$2.98	$736	516,605	$1.42
New Leases - Second Generation(3)(5)	800	591,230	$1.35	2,295	1,182,569	$1.94	1,509	893,499	$1.69
Renewal Leases	596	504,261	$1.18	288	377,053	$0.76	190	209,910	$0.91
Total Tenant Improvements	$2,465	1,626,592	$1.52	$4,057	2,053,600	$1.97	$2,435	1,620,014	$1.50
Leasing Commissions
New Leases - First Generation(3)(4)	$1,821	522,969	$3.48	$2,622	1,586,659	$1.65	$1,538	868,335	$1.77
New Leases - Second Generation(3)(5)	2,772	1,244,739	$2.23	1,516	915,069	$1.66	1,108	890,044	$1.24
Renewal Leases	1,071	820,290	$1.31	1,144	1,801,991	$0.63	255	579,677	$0.44
Total Leasing Commissions	$5,664	2,587,998	$2.19	$5,282	4,303,719	$1.23	$2,901	2,338,056	$1.24
Total Tenant Improvements & Leasing Commissions	$8,129			$9,339			$5,336

(1)	Cost is reported in thousands. Costs of tenant improvements include contractual tenant allowances and costs necessary to prepare a space for occupancy by a new tenant.

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2017			2016			2015
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$35,221	12,889,591	$2.73	$21,192	9,061,612	$2.34	$14,472	6,118,145	$2.37
Recurring Capital Expenditures(5)	2,525	16,590,584	$0.15	2,792	13,611,194	$0.21	3,530	10,710,780	$0.33
Total Capital Expenditures	$37,746			$23,984			$18,002

(1)	Cost is reported in thousands.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. On February 14, 2018, the reported closing sale price per share of our common stock was $27.69, and there were approximately 162 holders of record. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
The following table sets forth the high and low closing sales prices for our common stock as reported by the NYSE and the per share dividends declared on our common stock, for the periods indicated:

	Range
Period	High	Low	Cash Dividend per Common Share
2017
First Quarter	$24.15	$21.54	$0.145
Second Quarter	$28.08	$22.60	$0.145
Third Quarter	$30.41	$26.93	$0.145
Fourth Quarter	$31.52	$29.10	$0.145
2016
First Quarter	$18.36	$15.43	$0.135
Second Quarter	$21.10	$17.85	$0.135
Third Quarter	$23.17	$20.91	$0.135
Fourth Quarter	$23.27	$20.27	$0.135
We intend to continue to pay regular quarterly distributions on our common stock, however, the actual amount and timing of distributions will be at the discretion of our board of directors and will depend upon a variety of factors including our actual financial condition, in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our unsecured revolving credit facility and term loan facilities contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the loan agreements) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
Sales of Unregistered Securities
None.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017 (1)	25,483	$29.59	N/A	N/A
November 1, 2017 to November 30, 2017(1)	558	$29.95	N/A	N/A
December 1, 2017 to December 31, 2017	—	$—	N/A	N/A
	26,041	$29.60	N/A	N/A

(1)	In October 2017 and November 2017, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from July 18, 2013 to December 31, 2017, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on July 18, 2013, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

	Period Ending
Index	7/18/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Rexford Industrial Realty, Inc.	100.00	95.80	117.83	126.93	184.60	237.23
S&P 500	100.00	110.47	125.60	127.34	142.56	173.69
MSCI U.S. REIT	100.00	91.51	119.31	122.31	132.83	139.57
SNL U.S. REIT Industrial	100.00	93.91	113.62	117.07	147.43	178.10

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
The summary historical consolidated and combined financial and operating data as of December 31, 2017, 2016, 2015, 2014, and 2013 and for the years ended December 31, 2017, 2016, 2015 and 2014, the period from July 24, 2013 to December 31, 2013, and the period from January 1, 2013 to July 23, 2013, have been derived from our audited historical consolidated financial statements subsequent to our IPO and our audited historical combined financial statements of Rexford Industrial Realty, Inc. Predecessor prior to our IPO.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

	Rexford Industrial Realty, Inc.					Rexford Industrial Realty, Inc. Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended Period from July 24, 2013 to December 31, 2013	Year Ended Period from January 1, 2013 to July 23, 2013
	(in thousands, except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$161,355	$126,192	$93,900	$66,581	$21,618	$22,747
Net income (loss) from continuing operations	$41,700	$25,876	$1,950	$(1,170)	$(1,002)	$(8,194)
Net income (loss)	$41,700	$25,876	$1,950	$976	$(711)	$(4,281)
Per Share Data:
Weighted average common shares outstanding - basic	71,198,862	62,723,021	54,024,923	31,953,506	24,925,226
Weighted average common shares outstanding - diluted	71,598,654	62,965,554	54,024,923	31,953,506	$24,925,226
Net income (loss) from continuing operations available to common stockholders - basic and diluted	$0.48	$0.36	$0.03	$(0.04)	$(0.04)
Net income (loss) available to common stockholders - basic and diluted	$0.48	$0.36	$0.03	$0.02	$(0.03)
Dividends declared per common share	$0.58	$0.54	$0.51	$0.48	$0.21
Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$2,161,965	$1,552,129	$1,188,766	$930,462	$540,623
Total real estate held for investment, after accumulated depreciation	$1,988,424	$1,416,989	$1,085,143	$853,578	$481,673
Total assets	$2,111,373	$1,515,008	$1,153,251	$932,185	$554,236
Notes payable	$668,941	$500,184	$418,154	$356,362	$192,008
Total liabilities	$746,119	$552,868	$459,507	$386,308	$212,467
Preferred stock	$159,713	$86,651	$—	$—	$—
Total equity	$1,365,254	$962,140	$693,744	$545,877	$341,769
Other Data:
Funds from operations(1)	$76,968	$58,584	$43,844	$27,970	$8,316	$4,307
Cash flow provided by operating activities	$76,650	$56,432	$40,508	$24,504	$8,912	$4,593
Cash flow used in investing activities	$(606,900)	$(361,214)	$(236,774)	$(380,581)	$(81,719)	$(46,616)
Cash flow provided by (used in) financing activities	$521,595	$315,106	$192,861	$355,686	$81,804	$(1,476)
Total number of in-service properties	151	136	119	98	68	61

(1)
See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Supplemental Measure: Funds From Operations,” in this Annual Report on Form 10-K for a reconciliation to net income and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

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
As of December 31, 2017, our consolidated portfolio consisted of 151 properties with approximately 18.5 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
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

Highlights
Acquisitions

•	During 2017, we acquired 21 properties, aggregating 4.2 million square feet, for an aggregate cost of $666.7 million.
Repositioning

•
During 2017, we completed the lease-up of five of our value-add repositioning properties located at 679-691 South Anderson Street, 18118 South Broadway Street, 3880 Valley Boulevard, 12131 Western Avenue and 228th Street, with a combined 0.5 million rentable square feet. We also pre-leased 43,927 square feet of repositioning space at 3233 Mission Oaks Boulevard with the lease commencing on January 31, 2018.

Dispositions

•
During 2017, we completed the sale of six of our properties with a combined 0.8 million rentable square feet, for a total gross sales price of $98.7 million, and total net cash proceeds of $96.0 million, of which $77.8 million was reinvested as part of four separate 1031 Exchange transactions.

Equity

•
During 2017, we sold a total of 11,968,927 shares of our common stock under our various at-the-market equity offering programs, for gross proceeds of $336.6 million, or approximately $28.13 per share, and net proceeds of approximately $331.6 million after deducting the sales agents’ fee.

•
In November 2017, we completed a public offering of 3,000,000 shares of our 5.875% Series B Cumulative Redeemable Preferred Stock at a price of $25.00 per share, for net proceeds of approximately $72.5 million after deducting the underwriters’ discount and offering costs.

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

•	In March 2017, we repaid the $9.7 million outstanding balance on one of our secured mortgage loans in advance of the February 1, 2019 maturity date.

•	In July 2017, we completed a private placement of $125 million of 10-year senior notes at a fixed annual interest rate of 3.93%.

•	In December 2017, we repaid the $5.1 million outstanding balance on one of our secured mortgage loans in advance of the April 1, 2018 maturity date.

Factors That May Influence Future Results of Operations

Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at near full occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions remain at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional population, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. We expect that strong tenant demand coupled with the continued low availability of industrial product, exacerbated by a reduction in supply primarily due to re-zoning of available land to residential or mixed-use, may cause leasing rates to continue to grow through 2018. Despite potential concerns related to global growth, tax reform and possible changes to trade and tariff policies and the impact of rising interest rates, we continue to observe a number of positive trends within our target infill markets that we expect will continue into the upcoming year.
In Los Angeles County, positive market trends continued through 2017, as record high occupancy levels persisted year-over-year and asking lease rates increased at a stable pace during 2017. Current market conditions indicate rents may continue their upward trend with potential increases through 2018, as occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained favorable throughout 2017. Rents continued their upward trend during 2017 and although vacancy nominally increased year-over-year, demand remained steady.  Regional market conditions indicate the potential for continued rental growth through 2018.
In San Diego, during 2017 net absorption was strong, overall asking lease rates increased to a record high and overall vacancy in the market decreased to an all-time low, which may position the market strongly for 2018.
In Ventura County, vacancy declined year-over-year and asking lease rates increased slightly year-over year.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy remained at historically low levels and asking lease rates increased year-over-year. We expect the outlook for the Inland Empire West to remain positive over the upcoming year. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
Acquisitions and Value-Add Repositioning of Properties
The Company’s external growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to deploy our value-driven repositioning and asset management programs in order to increase cash flow and value. A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add-value through functional or physical repositioning and improvements.  Through various redevelopment, repositioning, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy and lease rates that meet or exceed market rates.
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
As of December 31, 2017, four of our properties were in various stages of repositioning and one of our properties was in the lease-up stage. In addition, we anticipate beginning repositioning work on three additional properties during 2018. The table below sets forth a summary of these properties, as well as the five repositioning properties that were stabilized during 2017. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

					Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Estimated Development Rentable Square Feet	Start	Completion	Total Property Leased % at 12/31/17
Current Repositioning:
14750 Nelson - Repositioning		147,360	147,360	—	3Q-2016	1Q-2018	—%
14750 Nelson - Development		—	—	53,897	3Q-2016	2Q-2018	—%
14750 Nelson (San Gabriel Valley)	LA	147,360	147,360	53,897	3Q-2016	2Q-2018	—%
301-445 Figueroa Street (South Bay)(2)	LA	133,650	78,760	—	4Q-2016	3Q-2018	42%
28903 Avenue Paine - Repositioning		111,346	111,346	—	1Q-2017	1Q-2018	—%
28903 Avenue Paine - Development		—	—	112,654	1Q-2017	4Q-2018	—%
28903 Avenue Paine (SF Valley)	LA	111,346	111,346	112,654	1Q-2017	4Q-2018	—%
3233 Mission Oaks Blvd (Ventura):				—
Unit 3233-H(3)	VC	461,210	43,927	—	1Q-2017	4Q-2017	64%
Unit 3233	VC	461,210	111,419	—	2Q-2017	4Q-2018	64%
Total			492,812	166,551

Lease-up Stage:
1601 Alton Parkway (OC Airport)	OC	124,988	15,874	—	4Q-2014	4Q-2017	87%
Total			15,874	—

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)	LA	38,362	—	201,808	2Q-2018	2Q-2019	100%
2722 Fairview Street (OC Airport)(4)	OC	116,575	—	—	1Q-2018	2Q-2018	100%
15401 Figueroa Street (South Bay)	LA	38,584	—	—	2Q-2018	3Q-2018	100%
Total			—	201,808

Total Current Repositioning, Lease-up Stage and Future Repositioning:			508,686	368,359

Stabilized:(5)
679-691 S. Anderson Street (Central LA)	LA	47,490	—	—	N/A	N/A	100%
18118 S. Broadway Street (South Bay)	LA	78,183	—	—	N/A	N/A	100%
3880 Valley Boulevard (San Gabriel Valley)	LA	108,550	—	—	N/A	N/A	100%
12131 Western Avenue (West OC)	OC	207,953	—	—	N/A	N/A	100%
228th Street (South Bay)	LA	88,971	—	—	N/A	N/A	98%

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
The property located at 301-445 Figueroa Street has 14 units, all of which will be repositioned in various phases. As of December 31, 2017, the property consists of: two units (23,700 rentable square feet) that have been completed and leased; five units (54,290 RSF) that have been completed and are vacant; three units (24,470 rentable square feet) that are currently undergoing repositioning; and four units (31,190 rentable square feet) in which repositioning has not yet started. We estimate that the latter seven units (55,650 rentable square feet) will be completed between 1Q-2018 and 3Q-2018.

(3)	As of December 31, 2017, Unit H has been pre-leased to a tenant with a commencement date of January 31, 2018.

(4)
The property located at 2722 Fairview is a two-unit building which is 100% occupied by two tenants as of December 31, 2017. We plan to reposition one of the units (58,802 rentable square feet) when the current tenant’s lease terminates in February 2018.

(5)	We consider a repositioning property to be stabilized at the earlier of the following: (i) upon reaching 90% occupancy or (ii) one year from the date of completion of repositioning construction work.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $1.7 million of interest expense and $1.2 million of insurance and real estate tax expense during the year ended December 31, 2017, related to our repositioning and redevelopment projects.

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
Occupancy Rates
As of December 31, 2017, our consolidated portfolio was 95.5% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table above, as of December 31, 2017, five of our properties with a combined 0.5 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. These five properties are concentrated in our Los Angeles, Orange County and Ventura markets, and represent 2.8% of our total consolidated portfolio square footage as of December 31, 2017. Including vacant repositioning and lease-up space at these five properties, our weighted average occupancy rate as of December 31, 2017, in Los Angeles, Orange County and Ventura was 95.3%, 97.1% and 86.0%, respectively. Excluding vacant repositioning and lease-up space at these five properties, our weighted average occupancy rate as of December 31, 2017, in these markets was 99.1%, 97.7% and 94.4%, respectively, and our overall portfolio occupancy excluding these properties was 98.2%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Throughout 2017, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive in 2018, and we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2017:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2017	65	423,766	4.7	$10.44	32.2%	20.4%
Q2-2017	52	310,950	4.0	$9.94	31.3%	24.2%
Q3-2017	61	678,882	4.4	$10.31	33.6%	21.4%
Q4-2017	50	506,581	6.9	$10.46	40.1%	30.1%
Total/Weighted Average	228	1,920,179	5.0	$10.32	33.8%	23.0%

	Renewal Leases						Expiring Leases		Retention %
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2017	74	439,602	3.3	$10.41	17.9%	9.6%	136	1,248,787	56.6%
Q2-2017	87	469,766	3.5	$10.57	16.5%	5.9%	127	771,093	70.8%
Q3-2017	66	614,175	3.6	$8.64	21.2%	13.4%	118	971,551	66.2%
Q4-2017	69	574,522	3.4	$11.02	23.9%	15.5%	121	1,059,505	64.4%
Total/Weighted Average	296	2,098,065	3.5	$10.29	20.0%	11.2%	502	4,050,936	64.0%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2017, exclude 71 leases aggregating 865,200 rentable square feet for which space was vacant when the property was acquired or there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year, (iv) space with different lease structures (for example a change from a gross lease to a modified gross lease or an increase or decrease in the leased square footage) or (v) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2017, exclude eight leases aggregating 88,174 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) space with lease terms shorter than six months.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the year ended December 31, 2017, we completed the repositioning and lease-up of five of our value-add repositioning properties located at 679-691 Anderson Street, 18118 Broadway Street, 3880 Valley Boulevard, 12131 Western Avenue and 228th

Street and we pre-leased 43,927 rentable square feet at 3233 Mission Oaks Boulevard. As of the date of this filing, we have four repositioning projects with estimated construction completion periods ranging from the first quarter of 2018 to the fourth quarter of 2018 and one property in the lease-up stage. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the desirability of our individual properties, which may impact our results of operations.
As of December 31, 2017, 0.3 million rentable square feet of our portfolio was available for lease, 0.5 million rentable square feet of vacant space was under repositioning and leases representing 0.2 million rentable square feet of our portfolio expired on December 31, 2017. Additionally, leases representing 12.9% and 14.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2018 and 2019, respectively. During the year ended December 31, 2017, we renewed 296 leases for 2.1 million rentable square feet, resulting in a 64.0% retention rate. Our retention rate during the year was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents. New and renewal leases signed during the current year had a weighted average term of 5.0 and 3.5 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2018 and 2019, represent 14.3% and 15.8%, respectively, of the total annualized base rent for our portfolio as of December 31, 2017. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2018 and 2019 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong heading into 2018 and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2018 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2019 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in this market may affect our overall performance.
Property Expenses
Our rental expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. The majority of our leases also comprise contractual three percent annual rental rate increases meant, in part, to help mitigate potential increases in property expenses over time. However, the terms of our leases vary and, in some instances, we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.
Taxable REIT Subsidiary
As of December 31, 2017, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2017 and 2016.

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
Investment in Real Estate
Acquisitions
Effective January 1, 2017, we early adopted ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01’), which provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 clarifies that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output.
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
As a result of the adoption of ASU 2017-01, all of our acquisition transactions completed during the year ended December 31, 2017, were accounted for as asset acquisitions. Going forward, we expect that most of our property acquisitions will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or because the acquisition does not include a substantive process.
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

We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2017, we used discount rates ranging from 5.50% and 9.50% and capitalization rates ranging from 4.25% to 7.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2017, we used an estimated average lease-up period ranging from six to eighteen months.
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
We capitalized interest costs of $1.7 million, $1.7 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized real estate taxes and insurance aggregating $1.2 million, $0.8 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized compensation costs for employees who provide construction services of $1.9 million, $1.0 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Impairment of Long-Lived Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review real estate assets for recoverability, we consider current market conditions as well as our intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
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
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
For the comparison of the years ended December 31, 2017 and 2016, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2016, and still owned by us as of December 31, 2017, which consisted of 111 properties aggregating approximately 11.0 million rentable square feet. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during 2017 and 2016, interest expense and corporate general and administrative expenses. For the comparison of the years ended December 31, 2017 and 2016, our Total Portfolio includes the properties in our Same Properties Portfolio, the 41 properties aggregating approximately 7.6 million rentable square feet that were acquired during 2017 and 2016, and the 11 properties aggregating approximately 1.1 million rentable square feet that were sold during 2017 and 2016.

As of December 31, 2017 and 2016, our Same Properties Portfolio occupancy was approximately 98.0% and 96.2%, respectively. For the years ended December 31, 2017 and 2016, our Same Properties Portfolio weighted average occupancy was approximately 96.0% and 93.7%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2017	2016			2017	2016
	($ in thousands)
RENTAL REVENUES
Rental revenues	$99,031	$91,971	$7,060	7.7%	$136,185	$107,594	$28,591	26.6%
Tenant reimbursements	15,257	13,691	1,566	11.4%	23,363	16,723	6,640	39.7%
Other income	712	751	(39)	(5.2)%	869	943	(74)	(7.8)%
TOTAL RENTAL REVENUES	115,000	106,413	8,587	8.1%	160,417	125,260	35,157	28.1%
Management, leasing and development services	—	—	—	—%	493	473	20	4.2%
Interest income	—	—	—	—%	445	459	(14)	(3.1)%
TOTAL REVENUES	115,000	106,413	8,587	8.1%	161,355	126,192	35,163	27.9%
OPERATING EXPENSES
Property expenses	30,214	28,338	1,876	6.6%	42,139	33,619	8,520	25.3%
General and administrative	—	—	—	—%	21,610	17,415	4,195	24.1%
Depreciation and amortization	39,120	41,535	(2,415)	(5.8)%	64,852	51,407	13,445	26.2%
TOTAL OPERATING EXPENSES	69,334	69,873	(539)	(0.8)%	128,601	102,441	26,160	25.5%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	454	1,855	(1,401)	(75.5)%
Interest expense	—	—	—	—%	20,209	14,848	5,361	36.1%
TOTAL OTHER EXPENSE	—	—	—	—%	20,663	16,703	3,960	23.7%
TOTAL EXPENSES	69,334	69,873	(539)	(0.8)%	149,264	119,144	30,120	25.3%
Equity in income from unconsolidated real estate entities	—		—		11	1,451	(1,440)
Gain on extinguishment of debt	—	—	—		25	—	25
Gain on sale of real estate	—	—	—		29,573	17,377	12,196
NET INCOME	$45,666	$36,540	$9,126		$41,700	$25,876	$15,824

Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $7.1 million, or 7.7%, and $28.6 million, or 26.6%, respectively, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at nine of our properties during 2016 and 2017, as well as the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 41 properties we acquired during 2016 and 2017, partially offset by the decrease in revenues from the 11 properties that were sold during 2016 and 2017.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased $1.6 million, or 11.4%, and increased $6.6 million or 39.7%, respectively, for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in recoverable operating expenses for comparable periods, an increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning work and subsequent lease-up of space at nine of our properties during 2016 and 2017, as well as the completion of supplemental assessments of certain of our properties resulting in lower reimbursable real estate taxes during 2016. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 41 properties we acquired during 2016 and 2017, partially offset by the decrease in reimbursements from the 11 properties that were sold during 2016 and 2017.
 Other Income
Our Same Properties Portfolio and Total Portfolio other income decreased by $39 thousand, or 5.2%, and $74 thousand, or 7.8%, respectively, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease in our Same Properties Portfolio other income is primarily due to a decrease in late fee income, partially offset by an increase in other miscellaneous income. The decrease in our Total Portfolio income is primarily due to a decrease in late fee income and other miscellaneous income.

Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $20 thousand, or 4.2%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to our acquisition of the property located at 3233 Mission Oaks Boulevard from our unconsolidated joint venture (the “JV”) in July 2016. Prior to this acquisition, we earned fees and commissions for providing property and construction management services for the property.

Interest Income
Interest income relates to the $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017 (the “Rancho Loan”). The Rancho Loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum. Our Total Portfolio interest income decreased by $14 thousand, or 3.1%, during the year ended December 31, 2017, compared to the year ended December 31, 2016.
Property Expenses
Our Same Properties Portfolio property expenses increased by $1.9 million or 6.6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to an increase in overhead costs, an increase in recoverable repairs and maintenance expense, an increase in insurance expense, an increase in real estate tax expense and the receipt of non-comparable insurance reimbursements during 2016, partially offset by a decrease in third-party property management fee expense. The increase in insurance expense was due to the new earthquake policy we obtained in June 2017 and the new environmental policy we obtained in December 2016. The increase in real estate tax expense was due to a decrease in capitalized real estate taxes resulting from the completion of construction at certain of our repositioning properties.  Our Total Portfolio property expenses increased by $8.5 million, or 25.3%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily as a result of the incremental expenses from the 41 properties we acquired during 2016 and 2017, partially offset by the decrease in property expenses from the 11 properties that were sold during 2016 and 2017.

General and Administrative
Our Total Portfolio general and administrative expenses increased by $4.2 million, or 24.1% for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The increase is primarily due to the following: (i) a $1.5 million increase in non-cash equity compensation expense primarily related to equity grants awards granted in December 2016, (ii) a non-comparable $1.0 million insurance reimbursement of legal fees related to prior litigation received during 2016, (iii) a $1.0 million increase in bonus expense due to Company performance, (iv) a $0.6 million increase in payroll and employment related costs and (v) a $0.4 million increase in other various corporate expenses. These increases were partially offset by a $0.2 million decrease in non-employee director compensation expense.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $2.4 million, or 5.8%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during 2016 and 2017, partially offset by an increase in depreciation expense related to capital improvements. Our Total Portfolio depreciation and amortization expense increased $13.4 million, or 26.2%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to incremental expense from the 41 properties we acquired during 2016 and 2017, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $1.4 million, or 75.5%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the adoption of ASU 2017-01, effective January 1, 2017. Under ASU 2017-01, the 21 properties that we acquired during 2017 were accounted for as asset acquisitions, and the related acquisition costs were capitalized as part of the purchase price of the acquisition on a relative fair value basis. In comparison, 18 of the 20 properties that we acquired during 2016 were accounted for as business combinations, and the related acquisition costs were expensed as incurred. The decrease in acquisition expenses due to the adoption of ASU 2017-01 was partially offset by an increase resulting from the write-off of previously incurred transaction costs related to the termination of a ground lease in March 2017. For additional details, see Note 10 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
Interest Expense
Our Total Portfolio interest expense increased by $5.4 million, or 36.1%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in interest expense is primarily comprised of the following: (i) a $2.3 million increase related to the issuance of $125 million of 3.93% fixed rate senior notes in July 2017, (ii) a $1.9 million increase related to the $125 million and $100 million term loan facility borrowings we made in January 2016 and April 2016, respectively, and (iii) and a $1.4 million increase related to the increase in borrowings on our unsecured revolving credit facility. The increase was partially offset by a $0.3 million decrease in interest expense from the 1065 Walnut Street mortgage loan, which we repaid in advance of maturity on March 20, 2017.
Equity in Income from Unconsolidated Real Estate Entities
Our Total Portfolio equity in income from unconsolidated real estate entities decreased by $1.4 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to the acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from the JV on July 6, 2016. For additional information, see Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
Gain on Extinguishment of Debt
During the year ended December 31, 2017, we repaid the 1065 Walnut Street mortgage loan and the 12907 Imperial Highway mortgage loan. The gain on extinguishment of debt of $25 thousand represents the write-off of $0.2 million of unamortized loan premiums, partially offset by the $0.2 million penalty incurred for repaying the 1065 Walnut Street mortgage loan in advance of the maturity date.

Gain on Sale of Real Estate
During the year ended December 31, 2017, we recognized a total gain of $29.6 million from the disposition of six properties that were sold for an aggregate gross sales price of $98.7 million. During the year ended December 31, 2016, we recognized a total gain of $17.4 million from the disposition of five properties that were sold for an aggregate gross sales price of $40.7 million.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
For the comparison of the years ended December 31, 2016 and 2015, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2015, and still owned by us as of December 31, 2016, which consisted of 95 properties aggregating approximately 9.5 million rentable square feet. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during 2016 or 2015, interest income from our note receivable, interest expense and corporate general and administrative expenses. For the comparison of the years ended December 31, 2016 and 2015, our Total Portfolio includes the properties in our Same Properties Portfolio, the 41 properties aggregating approximately 5.5 million rentable square feet that were acquired during 2016 and 2015, and the five properties aggregating approximately 0.3 million rentable square feet that were sold during 2016.
As of December 31, 2016 and 2015, our Same Properties Portfolio occupancy was approximately 96.1% and 93.0%, respectively. For the years ended December 31, 2016 and 2015, our Same Properties Portfolio weighted average occupancy was approximately 93.4% and 90.7%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2016	2015			2016	2015
	($ in thousands)
RENTAL REVENUES
Rental revenues	$77,450	$71,802	$5,648	7.9%	$107,594	$81,114	$26,480	32.6%
Tenant reimbursements	10,352	9,668	684	7.1%	16,723	10,479	6,244	59.6%
Other income	626	929	(303)	(32.6)%	943	1,013	(70)	(6.9)%
TOTAL RENTAL REVENUES	88,428	82,399	6,029	7.3%	125,260	92,606	32,654	35.3%
Management, leasing and development services	—	—	—	—%	473	584	(111)	(19.0)%
Interest income	—	—	—	—%	459	710	(251)	(35.4)%
TOTAL REVENUES	88,428	82,399	6,029	7.3%	126,192	93,900	32,292	34.4%
EXPENSES
Property expenses	23,734	22,488	1,246	5.5%	33,619	25,000	8,619	34.5%
General and administrative	—	—	—	—%	17,415	15,016	2,399	16.0%
Depreciation and amortization	33,611	36,570	(2,959)	(8.1)%	51,407	41,837	9,570	22.9%
TOTAL OPERATING EXPENSES	57,345	59,058	(1,713)	(2.9)%	102,441	81,853	20,588	25.2%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	1,855	2,136	(281)	(13.2)%
Interest expense	—	—	—	—%	14,848	8,453	6,395	75.7%
TOTAL OTHER EXPENSE	—	—	—	—%	16,703	10,589	6,114	57.7%
TOTAL EXPENSES	57,345	59,058	(1,713)	(2.9)%	119,144	92,442	26,702	28.9%
Equity in income from unconsolidated real estate entities	—	—	—		1,451	93	1,358
Gain from early repayment of note receivable	—	—	—		—	581	(581)
Loss on extinguishment of debt	—	—	—		—	(182)	182
Gain on sale of real estate	—	—	—		17,377	—	17,377
NET INCOME	$31,083	$23,341	$7,742		$25,876	$1,950	$23,926

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

Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 19.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to our acquisition of the property located at 3233 Mission Oaks Boulevard from the JV in July 2016. Prior to this acquisition, we earned fees and commissions for providing property and construction management services for the property.

Interest Income

Our Total Portfolio interest income decreased by $0.3 million, or 35.4%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. Interest income for the year ended December 31, 2016, relates to the $6.0 million Rancho Loan that bore interest at 10.0% per annum. Interest income for the year ended December 31, 2015, relates to a mortgage note receivable that was repaid on August 21, 2015, ahead of its scheduled maturity. The mortgage note receivable was secured by an industrial property located at 32401-32803 Calle Perfecto and bore interest at 6.001% per annum (the “Calle Perfecto Note”).
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
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $3.0 million, or 8.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to acquired lease related intangible and tangible assets for several of our properties becoming fully depreciated during 2015 and 2016, partially offset by an increase in depreciation expense related to capital improvements. Our Total Portfolio depreciation and amortization expense increased $9.6 million, or 22.9%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to incremental expense from the 41 properties we acquired during 2015 and 2016, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
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

Equity in Income from Unconsolidated Real Estate Entities

Our Total Portfolio equity in income from unconsolidated real estate entities increased by $1.4 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from the JV on July 6, 2016. For additional information, see Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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

Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) attributable to common stockholders in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated joint ventures.
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
However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate or interpret FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends.
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$41,700	$25,876	$1,950
Add:
Depreciation and amortization	64,852	51,407	41,837
Depreciation and amortization from unconsolidated joint ventures (1)	—	10	57
Deduct:
Gain on sale of real estate	(29,573)	(17,377)	—
Gain on acquisition of unconsolidated joint venture property (2)	(11)	(1,332)	—
Funds from operations (FFO)	$76,968	$58,584	$43,844
Less: preferred stock dividends	(5,875)	(1,983)	—
Less: FFO attributable to noncontrolling interest (3)	(1,914)	(1,751)	(1,644)
Less: FFO attributable to participating securities (4)	(546)	(473)	(322)
FFO attributable to common stockholders	$68,633	$54,377	$41,878

(1)
Amount reflects our 15% ownership interest in the JV that owned the property located at 3233 Mission Oaks Boulevard for all periods prior to July 6, 2016, when we acquired the remaining 85% ownership interest.

(2)
Amounts relate to the Company’s acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from the JV. See Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental income	$136,185	$107,594	$81,114
Tenant reimbursements	23,363	16,723	10,479
Other income	869	943	1,013
Total operating revenues	160,417	125,260	92,606
Property expenses	42,139	33,619	25,000
Net Operating Income	$118,278	$91,641	$67,606
Amortization of (below) above market lease intangibles, net	(2,270)	(78)	202
Straight line rental revenue adjustment	(4,737)	(4,507)	(3,425)
Cash Net Operating Income	$111,271	$87,056	$64,383

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$41,700	$25,876	$1,950
Add:
General and administrative	21,610	17,415	15,016
Depreciation and amortization	64,852	51,407	41,837
Acquisitions expense	454	1,855	2,136
Interest expense	20,209	14,848	8,453
Loss on extinguishment of debt	—	—	182
Deduct:
Management, leasing and development services	493	473	584
Interest income	445	459	710
Equity in income from unconsolidated real estate entities	11	1,451	93
Gain from early repayment of note receivable	—	—	581
Gain on extinguishment of debt	25	—	—
Gain on sale of real estate	29,573	17,377	—
Net Operating Income	$118,278	$91,641	$67,606
Amortization of (below) above market lease intangibles, net	(2,270)	(78)	202
Straight line rental revenue adjustment	(4,737)	(4,507)	(3,425)
Cash Net Operating Income	$111,271	$87,056	$64,383
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$41,700	$25,876	$1,950
Interest expense	20,209	14,848	8,453
Depreciation and amortization	64,852	51,407	41,837
Proportionate share of real estate related depreciation and amortization from unconsolidated joint venture (1)	—	10	57
EBITDA	$126,761	$92,141	$52,297

(1)
Amount reflects our 15% ownership interest in the JV that owned the property located at 3233 Mission Oaks Boulevard for all periods prior to July 6, 2016, when we acquired the remaining 85% ownership interest.

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
As of December 31, 2017, our cash and cash equivalents were approximately $6.6 million, and we had $60.0 million outstanding under our unsecured revolving credit facility, leaving $290.0 million available for additional borrowings.
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
ATM Program
 On September 21, 2017, we established a new at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents.  The $300 Million ATM Program replaces our previous $150.0 million at-the-market equity offering program, which was established on June 12, 2017 (the “$150 Million ATM Program”). As of December 31, 2017, all $150.0 million of shares of our common stock under the $150 Million ATM Program had been sold. In addition, we previously had a $125.0 million at-the-market program that was established on April 17, 2015, of which all $125.0 million of shares of our common stock have been sold as of December 31, 2017.
During the year ended December 31, 2017, we sold 11,968,927 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $28.13 per share, for gross proceeds of $336.6 million, and net proceeds of $331.6 million, after deducting the sales agents’ fee. As of December 31, 2017, we had the capacity to issue up to an additional $229.0 million of common stock under the $300 Million ATM Program.
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
Equity Offerings
On November 13, 2017, we completed an underwritten public offering of 3,000,000 shares of our 5.875% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at a price of $25.00 per share. The net proceeds from the offering were approximately $72.5 million after deducting the underwriters’ discount and offering costs totaling $2.5 million. We used the net proceeds from the offering to fund various acquisitions and for general corporate purposes.
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

Capital Recycling
We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives. In evaluating these opportunities, we consider a variety of criteria including, but not limited to, local market conditions and lease rates, asset type and location, as well as potential uses of proceeds and tax considerations. Tax considerations include entering into tax-deferred like-kind exchanges under Section 1031 of the Code (“1031 Exchange”), when possible, to defer some or all of the taxable gains, if any, on dispositions.
During the year ended December 31, 2017, we completed the sale of six of our properties for a total gross sales price of $98.7 million and total net cash proceeds of $96.0 million. Total net cash proceeds of $77.8 million from five of the dispositions were used to partially fund the acquisition of four properties through 1031 Exchange transactions.
Subsequent to December 31, 2017, we completed the sale of our property located at 8900-8980 Benson Avenue and 5637 Arrow Highway for a gross sales price of $11.4 million and net cash proceeds of $10.7 million. Through a 1031 Exchange transaction, the cash proceeds were used to purchase the property located at 13971 Norton Avenue in Valencia, California for a contract price of approximately $11.4 million.
Subsequent to December 31, 2017, we also completed the sale of our property located at 700 Allen Avenue and 1830 Flower Street for a gross sales price of $10.9 million and net cash proceeds of $10.3 million. These net cash proceeds are being held at a qualified intermediary to facilitate a future 1031 Exchange transaction.
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
Amended Credit Agreement
On February 14, 2017, we amended our $300 million unsecured credit facility by entering into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $450 million senior unsecured credit facility, comprised of a $350 million unsecured revolving credit facility (the “Amended Revolver”) and a $100 million unsecured term loan facility (the "Amended $100 Million Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021 and has two six-month extension options available for a maximum maturity date of February 14, 2022, subject to certain conditions and the payment of an additional fee. The Amended $100 Million Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended $100 Million Term Loan, additional term loan tranches or any combination of the foregoing.
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
As of the filing date of this Annual Report on Form 10-K, we had borrowings of $91.0 million outstanding under the Amended Revolver, leaving $259.0 million available for future borrowings.
Note Purchase and Guarantee Agreement
On July 13, 2017, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) for the private placement of $125.0 million of senior unsecured guaranteed notes, maturing on July 13, 2027, with a fixed annual interest rate of 3.93% (the “$125 Million Notes”), and interest payable quarterly, commencing on October 13, 2017. On July 13, 2017, we completed the issuance of the $125 Million Notes. The net proceeds from the issuance of the $125 Million Notes were used to partially fund the acquisition of a 1.2 million rentable square foot industrial business park with a contract price of $210.5 million.
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
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2017, we acquired 21 properties, aggregating 4.2 million square feet, for an aggregate cost of $666.7 million, and as part of our growth strategy, we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities. As of the filing date of this Annual Report on Form 10-K, we have $184.5 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2017, we incurred $2.5 million of recurring capital expenditures, which was a decrease of $0.3 million over the prior year. During the year ended December 31, 2017, we incurred $35.2 million of non-recurring capital expenditures, which was an increase of $14.0 million over the prior year. The increase in non-recurring capital expenditures is primarily due to an increase in our redevelopment and repositioning activity and the growth of our overall portfolio. As discussed above under —Factors that May Influence Future Results —Acquisitions and Development of Properties, as of December 31, 2017, five of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on three additional properties during 2018. We currently estimate that approximately $43.0 million of capital will be required over the next six quarters (1Q-2018 through 2Q-2019) to complete the redevelopment and repositioning of these properties. However, this estimate is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $300 Million ATM Program and borrowings available under the Amended Revolver.
Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of December 31, 2017, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments and debt maturities	$671,658	$933	$58,266	$166	$60,175	$100,184	$451,934
Interest payments - fixed rate debt(1)	83,268	9,341	9,333	9,325	9,316	4,394	41,559
Interest payments - variable rate debt(2)	53,814	13,521	12,226	11,030	9,545	7,224	268
Office lease payments	1,636	783	569	164	120	—	—
Ground lease payments	6,396	144	144	144	144	144	5,676
Contractual obligations(3)	18,993	18,993	—	—	—	—	—
Total	$835,765	$43,715	$80,538	$20,829	$79,300	$111,946	$499,437

(1)	Reflects scheduled interest payments on our fixed rate debt, including the $100 Million Notes, the $125 Million Notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of December 31, 2017, and the one-month LIBOR rate of 1.5643%, as of December 31, 2017. Furthermore, assumes that any maturity extension options available to us are not exercised.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts. We anticipate these obligations to be paid as incurred in 2018 and 2019, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “2018.”

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
On February 12, 2018, our board of directors declared a quarterly cash dividend in the amount of $0.16 per share of common stock and a quarterly cash distribution in the amount of $0.16 per OP Unit, to be paid on April 16, 2018, to holders of record as of March 30, 2018.
On February 12, 2018, our board of directors declared a quarterly cash dividend in the amount of $0.367188 per share of the Series A Preferred Stock, to be paid on March 30, 2018, to holders of record as of March 15, 2018. On February 12, 2018, our board of directors also declared a pro-rata cash dividend, for the period beginning on November 13, 2017, the original issuance date of the Series B Preferred Stock, to March 31, 2018, in the amount of $0.563021 per share of the Series B Preferred Stock, to be paid on March 30, 2018, to holders of record as of March 15, 2018.
Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2017:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan(3)	8/1/2019(3)	LIBOR + 1.90%	3.816%	(4)	$58,891	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,767	—
Unsecured Debt:
Amended $100 Million Term Loan	2/11/2022	LIBOR +1.20%(5)	3.098%	(6)	100,000	12/14/2018
Amended Revolver(7)	2/12/2021(8)	LIBOR +1.10%(5)	2.664%		60,000	—
$225 Million Term Loan Facility	1/14/2023	LIBOR +1.50%(5)	3.064%	(9)	225,000	—
$100 Million Senior Notes	8/6/2025	4.290%	4.290%		100,000	—
$125 Million Senior Notes	7/13/2027	3.930%	3.930%		125,000
Total Debt:			3.452%		$671,658

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2017. Assumes a one-month LIBOR rate of 1.56425% as of December 31, 2017, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Amended Revolver.

(2)	Excludes unamortized debt issuance costs and debt discounts totaling $2.7 million as of December 31, 2017.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of December 31, 2017, this term loan has been effectively fixed at 3.816% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015, and (ii) $28.9 million at 3.91% with an effective date of July 15, 2015.

(5)
The LIBOR margin will range from 1.20% to 1.70% for the Amended $100 Million Term Loan, 1.10% to 1.50% for the Amended Revolver and 1.50% to 2.25% for our $225 million term loan facility depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of December 31, 2017, the Amended $100 Million Term Loan has been effectively fixed at 1.8975%, plus the applicable LIBOR margin, through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016.

(7)
The Amended Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(8)	Two additional six-month extension available at the borrower’s option.

(9)
As of December 31, 2017, we have executed two interest rate swaps that will effectively fix the interest on the $225 million term loan facility as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2017:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	6.5	3.799%	3.799%	$386,658	58%
Variable	4.6	LIBOR + 1.416%	2.980%	$285,000	42%
Secured vs. Unsecured:
Secured	2.1	--	3.875%	$61,658	9%
Unsecured	6.0	--	3.409%	$610,000	91%

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2017. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Amended Revolver. Assumes a one-month LIBOR rate of 1.56425% as of December 31, 2017, as applicable.

(2)	Excludes unamortized debt issuance costs and net debt premiums aggregating $2.7 million as of December 31, 2017.
At December 31, 2017, we had total indebtedness of $671.7 million, excluding unamortized debt issuance costs and debt discounts, with a weighted average interest rate of approximately 3.45% and an average term-to-maturity of 5.7 years. As of December 31, 2017, $386.7 million, or 58%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($227.8 million) or an interest rate swap ($158.9 million). We have two interest rate swaps that will effectively fix the interest on our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”) as follows: (i) $125 million at 1.349% plus the applicable LIBOR margin from February 14, 2018, to January 14, 2022, and (ii) $100 million at 1.406% plus the applicable LIBOR margin from August 14, 2018, to January 14, 2022. If these two interest rate swaps were effective as of December 31, 2017, our consolidated debt would be 91% fixed-rate and 9% variable-rate.
At December 31, 2017, we had total indebtedness of approximately $671.7 million, reflecting a net debt to total combined market capitalization of approximately 21.0%. Our total combined market capitalization is defined as the sum of the liquidation value of our preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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

The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes also contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in each of the loan agreements) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2017.
Off Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
Cash Flows
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change
Cash provided by operating activities	$76,650	$56,432	$20,218
Cash used in investing activities	$(606,900)	$(361,214)	$(245,686)
Cash provided by financing activities	$521,595	$315,106	$206,489

Net cash provided by operating activities. Net cash provided by operating activities increased by $20.2 million to $76.7 million for the year ended December 31, 2017, compared to $56.4 million for the year ended December 31, 2016. The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2016, and the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities increased by $245.7 million to $606.9 million for the year ended December 31, 2017, compared to $361.2 million for the year ended December 31, 2016. The increase was primarily attributable to a $299.2 million increase in cash paid for property acquisitions, including related deposits, partially offset by a $57.5 million increase in net proceeds received from the sale of properties for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities increased by $206.5 million to $521.6 million for the year ended December 31, 2017, compared to $315.1 million for the year ended December 31, 2016. The increase was primarily attributable to (i) an increase of $349.0 million in draws on our unsecured revolving credit facility, (ii) an increase of $147.5 million in net cash proceeds from the sale of common shares for comparable periods and (iii) an increase of $125.0 million in cash proceeds from the issuance of the $125 Million Notes in July 2017. These increases were partially offset by (i) a decrease of $225.0 million in borrowings on the $225 Million Term Loan Facility which was fully drawn upon in April 2016, (ii) an increase of $148.5 million in paydowns on our unsecured revolving credit facility for comparable periods, (iii) the repayment of two secured mortgage loans totaling $14.9 million in 2017, (iv) a decrease of $14.2 million in net cash proceeds from the issuance of preferred stock for comparable periods and (v) an increase of $10.8 million in dividends and distributions paid for comparable periods, primarily resulting from an increase in the number of common shares outstanding and the issuance of the Series A Preferred Stock in August 2016.

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
Net cash provided by financing activities. Net cash provided by financing activities was $315.1 million for the year ended December 31, 2016, and consisted primarily of $174.4 million in net cash proceeds raised from the issuance of 10.35 million shares of common stock, $86.7 million in net cash proceeds raised from the issuance of 3.6 million shares of Series A Preferred Stock and gross proceeds of $225.0 million from borrowings made under the $225 Million Term Loan Facility, partially offset by the repayment of $140.5 million of net borrowings outstanding under our unsecured revolving credit facility and the payment of $36.0 million in dividends and distributions. Net cash provided by financing activities was $192.9 million for the year ended December 31, 2015, and consisted primarily of $176.2 million in net proceeds raised from the issuance of 11.5 million shares of common stock, proceeds of $100.0 million received from the issuance of the $100 Million Notes and net borrowings of $48.0 million on our unsecured revolving credit facility, partially offset by the repayment of three secured loans aggregating $101.4 million, the payment of $27.1 million in dividends and distributions, and the payment of $0.8 million of debt issuance costs related to new borrowings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon LIBOR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
As of December 31, 2017, interest on our $60.0 million amortizing term loan has been effectively fixed through the use of two interest rate swaps, with notional values of $30.0 million and $28.9 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of December 31, 2017, interest on the $100 Million Amended Term Loan Facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 million term loan facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Amended Credit Agreement.
On August 11, 2017, we entered into an interest rate swap transaction to manage our exposure to fluctuations in the variable interest rate associated with the Amended $100 Million Term Loan. The interest rate swap, which has a notional value of $100.0 million, has an effective date of December 14, 2018, which coincides with the termination date of the two in-place interest rate swaps noted above, and a maturity date of August 14, 2021. Upon termination of the two in-place swaps, the new swap will effectively fix the annual interest rate payable on the Amended $100 Million Term Loan at 1.764% plus an applicable margin under the terms of the Amended Credit Agreement.
During 2016, we entered into two interest rate swap transactions to manage our exposure to fluctuations in the variable interest rate associated with the $225 Million Term Loan Facility. The first interest rate swap has a notional value of $125.0 million with an effective date of February 14, 2018, and a maturity date of January 14, 2022. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, and a maturity date of January 14, 2022. When these interest rate swaps become effective, they will fix the annual interest rate payable on the $225 Million Term Loan Facility as follows: 1.349% for $125.0 million of the principal outstanding and 1.406% for the remaining $100.0 million of principal outstanding, plus an applicable margin under the terms of the $225 Million Term Loan Facility.
As of December 31, 2017, we had total indebtedness, excluding unamortized debt issuance costs and discounts, of $671.7 million. Of this total, $386.7 million, or 58%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap. The remaining $285.0 million, or 42%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2017, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $1.4 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $1.4 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, (i) the discussion under the heading “U.S. Federal Income Tax Considerations”

in Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2017, (ii) the discussion under the heading “U.S. Federal Income Tax Considerations” in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016, (iii) the discussion under the heading “U.S. Federal Income Tax Considerations” in the prospectus dated April 11, 2016, which is (a) a part of our Registration Statement on Form S-3 (File No. 333-210691) filed with the SEC on April 11, 2016 and (b) attached to the prospectus supplement dated September 21, 2017 filed by the Company with the SEC on September 21, 2017; (iv) the discussion under the heading “U.S. Federal Income Tax Considerations” in Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2016; and (v) the disclosure under the heading “U.S. Federal Income Tax Considerations” in the prospectus dated August 5, 2014, which is a part of our Registration Statement on Form S-3 (File No. 333-197849) filed with the SEC on August 5, 2014 and declared effective on August 12, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013
2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K/A	001-36008	2.1	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.1	9/15/2014
2.17	Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Laro Properties, L.P., as Seller, and Rexford Industrial Realty, L.P., a Maryland limited partnership, as Purchaser, for 12907 Imperial Hwy, Santa Fe Springs, California, 10509 Business Drive, Fontana, California, 13231 Slover Avenue, Fontana, California, Dated as of November 4, 2014, and as amended on November 26, 2014	8-K	001-36008	2.1	12/8/2014
2.18	Stock Purchase Agreement by and among Atlantic CT Holdings, LLC, Atlantic CT REIT, Inc. and Rexford Industrial Realty, L.P. dated April 11, 2016.	8-K	001-36008	2.1	4/11/2016
2.19	Agreement of Purchase and Sale by and between Safari Industrial Corporation, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017.	10-Q	001-36008	10.1	8/4/2017

2.20	Agreement of Purchase and Sale by and between SVF Safari, LLC, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017.	10-Q	001-36008	10.2	8/4/2017
2.21	Purchase and Sale Agreement and Joint Escrow Instructions by and between Rexford Industrial Realty, L.P., as Buyer, and CSHV Rancho Pacifica, LLC, as Seller, dated as of July 5, 2017, as amended July 10, 2017.	10-Q	001-36008	10.3	11/3/2017
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Second Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	5/26/2017
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A12B	001-36008	3.3	11/9/2017
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	8/15/2016
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A12B	001-36008	4.1	11/9/2017
10.1	Fourth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	3.2	11/13/2017
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.11†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.12†	First Amendment to Employment Agreement, effective June 26, 2017, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	6/29/2017
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.15†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	8-K	001-36008	10.2	12/21/2015
10.16†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	8-K	001-36008	10.3	12/21/2015

10.17	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.18	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.19	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.20	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.21	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.22	The Assumption Agreement dated as of January 21, 2015 between Laro Properties L.P., and Rexford Industrial-Imperial Highway, LLC, and The Lincoln National Life Insurance Company, as Lender	10-Q	001-36008	10.1	5/11/2015
10.23	Assumption Agreement dated as of December 11, 2015 between Walnut Venture, LLC, as Borrower, Rexford Industrial-1065 Walnut LLC, as Purchaser, the individual Guarantors named therein, Rexford Industrial Realty, Inc., as New Guarantor and The Bank of New York Mellon Trust Company, N.A., in its capacity as directed trustee for Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.24	2/25/2016
10.24	Promissory Note dated January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, and Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.25	2/25/2016
10.25	Deed of Trust, Assignment of Rents and Leases, Security Agreement and UCC Financing Statement dated as of January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, for the benefit of Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.26	2/25/2016
10.26	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-36008	1.1	9/21/2017
10.27	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC	8-K	001-36008	1.2	9/21/2017
10.28	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	9/21/2017
10.29	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc.	8-K	001-36008	1.4	9/21/2017
10.30	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.5	9/21/2017
10.31	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC	8-K	001-36008	1.6	9/21/2017
10.32	Equity Distribution Agreement, dated September 21, 2017, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated	8-K	001-36008	1.7	9/21/2017
10.33	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.34	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016

10.35	Second Amended and Restated Credit Agreement, dated as of February 14, 2017, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Citibank, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.1	2/15/2017
10.36	Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	10-K	001-36008	10.33	2/23/2017
10.37	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.38	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.39	Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.1	1/22/2018
10.40 *	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	U.S. Federal Income Tax Considerations
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herein

**	Furnished herein

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 21, 2018	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 21, 2018	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 21, 2018	/s/ Adeel Khan
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2018
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	February 21, 2018
Richard Ziman

/s/ Robert L. Antin	Director	February 21, 2018
Robert L. Antin

/s/ Steven C. Good	Director	February 21, 2018
Steven C. Good

/s/ Peter Schwab	Director	February 21, 2018
Peter Schwab

/s/ Tyler H. Rose	Director	February 21, 2018
Tyler H. Rose

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Los Angeles, California
February 21, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule listed in the Index at Item 15(a), and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Los Angeles, California
February 21, 2018

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Land	$997,588	$683,919
Buildings and improvements	1,079,746	811,614
Tenant improvements	49,692	38,644
Furniture, fixtures, and equipment	167	174
Construction in progress	34,772	17,778
Total real estate held for investment	2,161,965	1,552,129
Accumulated depreciation	(173,541)	(135,140)
Investments in real estate, net	1,988,424	1,416,989
Cash and cash equivalents	6,620	15,525
Restricted cash	250	—
Notes receivable	—	5,934
Rents and other receivables, net	3,664	2,749
Deferred rent receivable, net	15,826	11,873
Deferred leasing costs, net	12,014	8,672
Deferred loan costs, net	1,930	847
Acquired lease intangible assets, net	49,239	36,365
Acquired indefinite-lived intangible	5,156	5,170
Interest rate swap asset	7,193	5,594
Other assets	6,146	5,290
Acquisition related deposits	2,475	—
Assets associated with real estate held for sale, net	12,436	—
Total Assets	$2,111,373	$1,515,008
LIABILITIES & EQUITY
Liabilities
Notes payable	$668,941	$500,184
Interest rate swap liability	219	2,045
Accounts payable, accrued expenses and other liabilities	21,134	13,585
Dividends payable	11,727	9,282
Acquired lease intangible liabilities, net	18,067	9,130
Tenant security deposits	19,521	15,187
Prepaid rents	6,267	3,455
Liabilities associated with real estate held for sale	243	—
Total Liabilities	746,119	552,868
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized,
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding as of December 31, 2017 and December 31, 2016 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 and zero shares outstanding as of December 31, 2017 and December 31, 2016, respectively ($75,000 liquidation preference)	73,062	—
Common Stock, $0.01 par value per share, 490,000,000 authorized and 78,495,882 and 66,454,375 outstanding as of December 31, 2017 and December 31, 2016, respectively	782	662
Additional paid in capital	1,239,810	907,834
Cumulative distributions in excess of earnings	(67,058)	(59,277)
Accumulated other comprehensive income	6,799	3,445
Total stockholders’ equity	1,340,046	939,315
Noncontrolling interests	25,208	22,825
Total Equity	1,365,254	962,140
Total Liabilities and Equity	$2,111,373	$1,515,008

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2017	2016	2015
RENTAL REVENUES
Rental income	$136,185	$107,594	$81,114
Tenant reimbursements	23,363	16,723	10,479
Other income	869	943	1,013
TOTAL RENTAL REVENUES	160,417	125,260	92,606
Management, leasing and development services	493	473	584
Interest income	445	459	710
TOTAL REVENUES	161,355	126,192	93,900
OPERATING EXPENSES
Property expenses	42,139	33,619	25,000
General and administrative	21,610	17,415	15,016
Depreciation and amortization	64,852	51,407	41,837
TOTAL OPERATING EXPENSES	128,601	102,441	81,853
OTHER EXPENSE
Acquisition expenses	454	1,855	2,136
Interest expense	20,209	14,848	8,453
TOTAL OTHER EXPENSES	20,663	16,703	10,589
TOTAL EXPENSES	149,264	119,144	92,442
Equity in income from unconsolidated real estate entities	11	1,451	93
Gain from early repayment of note receivable	—	—	581
Gain (loss) on extinguishment of debt	25	—	(182)
Gain on sale of real estate	29,573	17,377	—
NET INCOME	41,700	25,876	1,950
Less: net income attributable to noncontrolling interest	(988)	(750)	(76)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	40,712	25,126	1,874
Less: preferred stock dividends	(5,875)	(1,983)	—
Less: earnings allocated to participating securities	(410)	(302)	(223)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$34,427	$22,841	$1,651
Net income attributable to common stockholders per share - basic and diluted	$0.48	$0.36	$0.03
Weighted average shares of common stock outstanding - basic	71,198,862	62,723,021	54,024,923
Weighted average shares of common stock outstanding - diluted	71,598,654	62,965,554	54,024,923

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$41,700	$25,876	$1,950
Other comprehensive income (loss): cash flow hedge adjustment	3,425	6,693	(1,742)
Comprehensive income	45,125	32,569	208
Less: comprehensive income attributable to noncontrolling interests	(1,059)	(965)	(36)
Comprehensive income attributable to common stockholders	$44,066	$31,604	$172

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$—	43,702,442	$434	$542,318	$(21,673)	$(1,331)	$519,748	$26,129	$545,877
Issuance of common stock	—	11,500,500	115	183,892	—	—	184,007	—	184,007
Offering costs	—	—	—	(8,174)	—	—	(8,174)	—	(8,174)
Share-based compensation	—	120,178	1	1,764	—	—	1,765	87	1,852
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(12,670)	—	(191)	—	—	(191)	—	(191)
Conversion of units to common stock	—	288,234	3	3,159	—	—	3,162	(3,162)	—
Repurchase of operating partnership units	—	—	—	(46)	—	—	(46)	(90)	(136)
Net income	—	—	—	—	1,874	—	1,874	76	1,950
Other comprehensive loss	—	—	—	—	—	(1,702)	(1,702)	(40)	(1,742)
Common stock dividends	—	—	—	—	(28,304)	—	(28,304)	—	(28,304)
Distributions	—	—	—	—	—	—	—	(1,395)	(1,395)
Balance at December 31, 2015	—	55,598,684	553	722,722	(48,103)	(3,033)	672,139	21,605	693,744
Issuance of preferred stock	90,000	—	—	—	—	—	90,000	—	90,000
Issuance of common stock	—	10,752,683	108	191,882	—	—	191,990	—	191,990
Offering costs	(3,349)	—	—	(8,662)	—	—	(12,011)	—	(12,011)
Share-based compensation	—	79,736	1	2,009	—	—	2,010	1,972	3,982
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(36,374)	—	(747)	—	—	(747)	—	(747)
Conversion of units to common stock	—	59,646	—	630	—	—	630	(630)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	—	125	125
Net income	1,983	—	—	—	23,143	—	25,126	750	25,876
Other comprehensive income	—	—	—	—	—	6,478	6,478	215	6,693
Preferred stock dividends	(1,983)	—	—	—	—	—	(1,983)	—	(1,983)
Common stock dividends	—	—	—	—	(34,317)	—	(34,317)	—	(34,317)
Distributions	—	—	—	—	—	—	—	(1,212)	(1,212)
Balance at December 31, 2016	86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Issuance of preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Issuance of common stock	—	11,968,927	119	336,515	—	—	336,634	—	336,634
Offering costs	(2,525)	—	—	(5,734)	—	—	(8,259)	—	(8,259)
Share-based compensation	—	68,768	1	2,145	—	—	2,146	3,414	5,560
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(57,444)	—	(1,568)	—	—	(1,568)	—	(1,568)
Conversion of units to common stock	—	61,256	—	618	—	—	618	(618)	—
Redemption of preferred stock in connection with liquidation of private REIT	—	—	—	—	—	—	—	(125)	(125)
Net income	5,875	—	—	—	34,837	—	40,712	988	41,700
Other comprehensive income	—	—	—	—	—	3,354	3,354	71	3,425
Preferred stock dividends	(5,288)	—	—	—	—	—	(5,288)	—	(5,288)
Common stock dividends	—	—	—	—	(42,618)	—	(42,618)	—	(42,618)
Distributions	—	—	—	—	—	—	—	(1,347)	(1,347)
Balance at December 31, 2017	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,700	$25,876	$1,950
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	(11)	(1,451)	(93)
Provision for doubtful accounts	1,061	1,287	1,448
Depreciation and amortization	64,852	51,407	41,837
Amortization of (below) above market lease intangibles, net	(2,270)	(78)	202
Amortization of loan origination fees	(150)	(150)	—
Accretion of discount on notes receivable	—	—	(178)
Deferred interest income on notes receivable	84	(84)	—
Gain from early repayment of notes receivable	—	—	(581)
(Gain) loss on extinguishment of debt	(25)	—	182
Gain on sale of real estate	(29,573)	(17,377)	—
Amortization of loan costs	1,147	1,014	812
Accretion of premium on notes payable	(169)	(238)	(191)
Equity based compensation expense	5,398	3,835	1,752
Straight-line rent	(4,737)	(4,507)	(3,425)
Change in working capital components:
Rents and other receivables	(2,007)	(988)	(2,676)
Deferred leasing costs	(5,693)	(5,596)	(3,421)
Other assets	(1,491)	71	(1,286)
Accounts payable, accrued expenses and other liabilities	4,203	1,667	1,806
Tenant security deposits	2,580	2,155	1,608
Prepaid rents	1,751	(411)	762
Net cash provided by operating activities	76,650	56,432	40,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(664,361)	(367,621)	(230,599)
Capital expenditures	(42,313)	(31,928)	(22,181)
Acquisition related deposits	(2,475)	—	2,110
Distributions from unconsolidated real estate entities	11	5,530	—
Issuance of notes receivable	—	(5,700)	—
Principal repayments of notes receivable	6,000	—	13,896
Disposition related deposits	250	—	—
Proceeds from sale of real estate	95,988	38,505	—
Net cash used in investing activities	(606,900)	(361,214)	(236,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	72,475	86,651	—
Issuance of common stock, net	330,900	183,386	175,833
Proceeds from notes payable	612,000	263,000	272,000
Repayment of notes payable	(442,818)	(179,223)	(226,710)
Debt issuance costs	(2,268)	(1,925)	(796)
Debt extinguishment costs	(193)	—	(2)
Redemption of preferred stock in connection with liquidation of private REIT	(125)	—	—
Dividends paid to preferred stockholders	(5,288)	(1,983)	—
Dividends paid to common stockholders	(40,207)	(32,852)	(26,042)
Distributions paid to common unitholders	(1,313)	(1,201)	(1,095)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,568)	(747)	(191)
Repurchase of operating partnership units	—	—	(136)
Net cash provided by financing activities	521,595	315,106	192,861
(Decrease) increase in cash and cash equivalents	(8,655)	10,324	(3,405)
Cash, cash equivalents and restricted cash, beginning of period	15,525	5,201	8,606
Cash, cash equivalents and restricted cash, end of period	$6,870	$15,525	$5,201
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of capitalized interest of $1,694, $1,653 and $754 for 2017, 2016 and 2015, respectively)	$18,423	$13,943	$6,147
Supplemental disclosure of noncash investing and financing transactions:
Assumption of loan in connection with acquisition of real estate including loan premium	$—	$—	$17,097
Capital expenditure accruals	$2,216	$1,284	$610
Accrual of dividends	$11,727	$9,282	$7,806

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2017, our consolidated portfolio consisted of 151 properties with approximately 18.5 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2017 and 2016, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification including modifications issued under Accounting Standards Updates (“ASUs”). Any reference to the number of properties, buildings and square footage are unaudited and outside the scope of our independent auditor’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Use of Estimates
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds related to property dispositions that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of December 31, 2017, we were under contract to sell our property located at 700 Allen. In connection with execution of the contract, the buyer made a non-refundable deposit of $250,000, that was placed into an account held at a qualified intermediary to facilitate a future 1031 Exchange transaction. As of December 31, 2017, this deposit is included in restricted cash on our consolidated balance sheets.

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
Investment in Real Estate
Acquisitions
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
Effective January 1, 2017, we early adopted ASU 2017-01. We evaluated the acquisitions that we completed during the year ended December 31, 2017 and determined that under the new framework these transactions should be accounted for as asset acquisitions. See Note 3.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2017, we used discount rates ranging from 5.50% and 9.50% and capitalization rates ranging from 4.25% to 7.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2017, we used an estimated average lease-up period ranging from six to 18 months.
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
We capitalized interest costs of $1.7 million, $1.7 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized real estate taxes and insurance aggregating $1.2 million, $0.8 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized compensation costs for employees who provide construction services of $1.9 million, $1.0 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Depreciation and Amortization
Real estate, including land, building and land improvements, tenant improvements, furniture, fixtures and equipment and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regard to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in ASC Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower its carrying amount or its estimated fair value less cost to sell. See Note 12.
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation, of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $1.0 million, $0.6 million and $0.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Impairment of Long-Lived Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review real estate assets for recoverability, we consider current market conditions as well as our intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2017 and 2016, we have not established a liability for uncertain tax positions.
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
Rents and other receivables, net and deferred rent receivables, net consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Rents and other receivables	$5,369	$5,565
Allowance for doubtful accounts	(1,705)	(2,816)
Rents and other receivables, net	$3,664	$2,749

Deferred rent receivable	$15,912	$11,903
Allowance for doubtful accounts	(86)	(30)
Deferred rent receivable, net	$15,826	$11,873
We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision for doubtful accounts	$1,118	$1,233	$1,462
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
Equity Based Compensation
We account for equity based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market or performance condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche. Forfeitures are recognized in the period in which they occur. See Note 14.
Equity Offering Costs
Underwriting commissions and offering costs related to our common stock issuances have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuances have been reflected as a direct reduction of the preferred stock balance.
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
Stock Compensation
On May 10, 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the scope of modification accounting for share-based compensation arrangements by providing guidance on the types of changes to the terms and conditions of share-based compensation awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
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

ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 specifies that payments for certain lease-related services (for example, maintenance services, including common area maintenance), which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASC 2014-09, Revenue from Contracts with Customers, when ASC 842 becomes effective. In January 2018, the FASB proposed adding an optional practical expedient that would allow lessors to elect to not separate lease and non-lease components if both of the following criteria are met: (1) the timing and pattern of recognition are the same for the non-lease component(s) and the related lease component, and (2) the combined single lease component would be classified as an operating lease.
Additionally, ASC 842 requires lessors to capitalize, as initial direct costs, only these costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. See “Deferred Leasing Costs” above for a summary of employee related compensation costs capitalized during the years ended December 31, 2017, 2016 and 2015.
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
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued additional ASUs which provide practical expedients, technical corrections and clarification of the new standard. ASC 606 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016. ASC 606 permits the use of either the full retrospective transition method or a modified retrospective transition method. We will adopt ASC 606 on January 1, 2018, using the modified retrospective method.
As part of our assessment and implementation of ASC 606, we evaluated each of our revenue streams to determine the sources of revenue that are impacted by ASC 606 and concluded that management services and leasing services are under the scope of ASC 606. We evaluated the impact of ASC 606 on the timing and pattern of revenue recognition for our management and leasing services contracts and determined there was no change in the timing or pattern of revenue recognition for these contracts as compared to current accounting practice. Accordingly, we do not expect the adoption of ASC 606 to have a material impact on our consolidated financial statements.
Derivatives
On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 simplifies hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, ASU 2017-12 requires all changes in the fair value of the hedging instrument to be deferred in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

Adoption of New Accounting Pronouncements
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”), which requires an entity’s reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows to include with cash and cash equivalents, amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2016-18, effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. Accordingly, we have included restricted cash with cash and cash equivalents in our reconciliation of beginning of period and end of period amounts shown in our consolidated statements of cash flows for all periods presented. As a result of the adoption of ASU 2016-18, changes in restricted cash are no longer presented as a separate line item within cash flows from investing activities in our consolidated statements of cash flows since we have included restricted cash with cash and cash equivalents in our reconciliation of beginning and end of period amounts shown in our consolidated statements of cash flows. The adoption of ASU 2016-18 did not affect our statement of cash flows presentation for the years ended December 31, 2016 and 2015, as we did not have any restricted cash.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows, as of December 31, 2017 (in thousands):

December 31, 2017
Cash and cash equivalents	$6,620
Restricted cash	250
Cash, cash equivalents and restricted cash, end of period.	$6,870

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
REIT Portfolio Acquisition
On April 11, 2016, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire a private real estate investment trust (the “private REIT”) that owns a portfolio of nine industrial properties totaling approximately 1.5 million rentable square feet (the “REIT Portfolio”) from a third-party seller in exchange for approximately $191.0 million in cash, exclusive of closing costs and credits (the “REIT Portfolio Acquisition”).
On April 15, 2016, pursuant to the Stock Purchase Agreement, we consummated the transaction. As part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’S 12.5% cumulative non-voting preferred stock (the “preferred stock”). The remaining 125 shares of preferred stock, which were held by unaffiliated third parties, were not immediately redeemed by us and remained outstanding in order to help us comply with federal income tax regulations applicable to REITs.
On June 22, 2017, we adopted a plan of liquidation and dissolution of the private REIT, and on December 31, 2017, we completed the liquidation of the private REIT, by distributing all assets to the Operating Partnership. As part of the liquidation process, we paid a liquidating distribution of $1,000 per share, or an aggregate liquidating distribution of $125,000, as payment in full for the redemption of the remaining 125 share of preferred stock not held by us.

Acquisition Summary

The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2017:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
28901-28903 Avenue Paine(2)	Los Angeles - San Fernando Valley	2/17/2017	111,346	1	$17,060
2390 Ward Avenue(3)	Ventura	4/28/2017	138,700	1	16,499
Safari Business Center(4)	Inland Empire - West	5/24/2017	1,138,090	16	141,200
4175 Conant Street(5)	Los Angeles - South Bay	6/14/2017	142,593	1	30,600
5421 Argosy Avenue(5)	Orange County - West	6/15/2017	35,321	1	5,300
14820-14830 Carmenita Road(2)	Los Angeles - Mid-counties	6/30/2017	198,062	3	30,650
3002-3072 Inland Empire Blvd(2)	Inland Empire - West	7/3/2017	218,407	4	26,900
17000 Kingsview Avenue(2)	Los Angeles - South Bay	7/11/2017	100,121	1	13,986
Rancho Pacifica Park(6)	Los Angeles - South Bay	7/18/2017	1,170,806	6	210,500
11190 White Birch Drive(2)	Inland Empire - West	7/20/2017	201,035	1	19,810
4832-4850 Azusa Canyon Road(2)	Los Angeles - San Gabriel Valley	7/28/2017	87,421	1	14,550
1825 Soto Street(5)	Los Angeles - Central	9/8/2017	25,040	2	3,475
19402 Susana Road(5)	Los Angeles - South Bay	9/13/2017	15,433	1	3,942
13225 Western Avenue(5)	Los Angeles - South Bay	10/31/2017	21,010	1	2,255
15401 Figueroa Street(5)	Los Angeles - South Bay	10/31/2017	38,584	1	4,435
8542 Slauson Avenue(5)	Los Angeles - Central	11/28/2017	24,679	1	9,015
687 Eucalyptus Avenue(7)	Los Angeles - South Bay	11/28/2017	143,436	1	53,875
302 Rockefeller Avenue(2)	Inland Empire - West	12/28/2017	99,282	1	14,520
4355 Brickell Street(2)	Inland Empire - West	12/28/2017	95,644	1	13,110
12622-12632 Monarch Street(8)	Orange County - West	12/28/2017	121,225	2	20,545
8315 Hanan Way(2)	Los Angeles - Central	12/28/2017	100,692	1	14,500
Total 2017 Wholly-Owned Property Acquisitions			4,226,927	48	$666,727

(1)	Represents the gross contractual purchase price before prorations and closing costs. Does not include capitalized acquisition costs totaling $2.0 million.

(2)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

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

(7)
This acquisition was partially funded through a 1031 Exchange using $29.3 million of net cash proceeds from the sale of our properties located at 12345 First American Way and 9401 De Soto Avenue and available cash on hand.

(8)	This acquisition was partially funded through a 1031 Exchange using $2.2 million of net cash proceeds from the sale of our property located at 77-700 Enfield Lane and available cash on hand.

The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2016:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
8525 Camino Santa Fe(1)	San Diego - Central	3/15/2016	59,399	1	$8,450
28454 Livingston Avenue(1)	Los Angeles - San Fernando Valley	3/29/2016	134,287	1	16,000
REIT Portfolio(2)	Various(2)	4/15/2016	1,530,814	9	191,000
10750-10826 Lower Azusa Road(3)	Los Angeles - San Gabriel Valley	5/3/2016	79,050	4	7,660
525 Park Avenue(4)	Los Angeles - San Fernando Valley	6/30/2016	63,403	1	7,550
3233 Mission Oaks Boulevard(5)	Ventura	7/6/2016	457,693	1	25,700
1600 E. Orangethorpe Avenue(4)	Orange County - North	8/24/2016	345,756	6	40,137
14742-14750 Nelson Avenue(4)	Los Angeles - San Gabriel Valley	9/8/2016	145,531	2	15,000
3927 Oceanic Drive(4)	San Diego - North County	10/21/2016	54,740	1	7,200
301-445 Figueroa Street(4)	Los Angeles - South Bay	11/4/2016	133,925	1	13,000
12320 4th Street(6)	Inland Empire - West	12/7/2016	284,676	2	24,435
9190 Activity Road(4)	San Diego - Central	12/16/2016	83,520	1	15,550
			3,372,794	30	$371,682

(1)	This acquisition was funded with available cash on hand and borrowings under our unsecured revolving credit facility.

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

(3)
This acquisition was partially funded through a 1031 Exchange using $2.5 million of net cash proceeds from the sale of our property located at 6010 North Paramount Boulevard and available cash on hand.

(4)	This acquisition was funded with available cash on hand.

(5)
We acquired this property from our unconsolidated joint venture (see Note 11). Prior to the acquisition, our ownership interest in the property was 15.0%. This acquisition was partially funded through a 1031 Exchange using 18.0 million of net cash proceeds from the sale of our properties located at 1840 Dana Street and 12910 East Mulberry Drive and available cash on hand.

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

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

	2017			2016
	Rancho Pacifica Park	Other Acquisitions	Total Acquisitions	REIT Portfolio Acquisition	Other Acquisitions	Total Acquisitions
Assets:
Land(1)	$121,329	$233,207	$354,536	$101,530	$102,296	$203,826
Buildings and improvements	85,336	202,137	287,473	74,586	72,588	147,174
Tenant improvements	1,440	5,570	7,010	2,875	2,461	5,336
Acquired lease intangible assets(2)(3)	8,852	22,414	31,266	12,103	9,180	21,283
Other acquired assets(4)	5	223	228	222	305	527
Total assets acquired	$216,962	$463,551	$680,513	$191,316	$186,830	$378,146
Liabilities:
Acquired lease intangible liabilities(5)	6,264	6,338	12,602	934	6,583	7,517
Other assumed liabilities(4)	1,126	2,424	3,550	1,519	1,364	2,883
Total liabilities assumed	$7,390	$8,762	$16,152	$2,453	$7,947	$10,400
Net assets acquired	$209,572	$454,789	$664,361	$188,863	$178,883	$367,746

(1)
The allocation to land in 2016 includes $0.2 million of capitalized acquisition costs related to the purchase of 14742-14750 Nelson Avenue and 3927 Oceanic Drive, which were accounted for as asset acquisitions.

(2)
For Rancho Pacifica Park, acquired lease intangible assets is comprised of in-place lease intangibles with weighted average amortization period of 3.2 years. For the other 2017 acquisitions, acquired lease intangible assets is comprised of $21.0 million of in-place lease intangibles with a weighted average amortization period of 5.6 years and $1.4 million of above-market lease intangibles with a weighted average amortization period of 10.6 years.

(3)
For the REIT Portfolio, acquired lease intangible assets is comprised of $11.1 million of in-place lease intangibles with a weighted average amortization period of 5.0 years and $1.0 million of above-market lease intangibles with a weighted average amortization period of 7.6 years. For the other 2016 acquisitions, acquired lease intangible assets is comprised of $8.9 million of in-place lease intangibles with a weighted average amortization period of 5.5 years and $0.3 million of above-market lease intangibles with a weighted average amortization period of 2.4 years.

(4)	Includes other working capital assets acquired and liabilities assumed at the time of acquisition.

(5)
Represents below-market lease intangibles with a weighted average amortization period of 3.5 years, 3.4 years, 4.8 years and 10.3 years for the Rancho Pacifica Park, other 2017 acquisitions, the REIT Portfolio and other 2016 acquisitions, respectively.

The following table sets forth the results of operations for the year ended December 31, 2017, for the properties acquired during the year ended December 31, 2017, included in the consolidated statements of operations from the date of acquisition (in thousands):

Year Ended December 31, 2017
Revenues	$19,177
Net Income	$2,158

The following table sets forth unaudited pro-forma financial information (in thousands) as if the closing of our acquisitions during the year ended December 31, 2017, had occurred on January 1, 2016.  These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as (i) increased rental revenues for the amortization of the net amount of above- and -below-market rents acquired in the acquisitions, (ii) increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions and (iii) increased interest expense for borrowings associated with these acquisitions. These pro-forma results have not been adjusted for property sales completed during the year ended December 31, 2017. These unaudited pro-forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2016, and may not be indicative of future operating results.

	Year Ended December 31,
	2017	2016
Revenues	$180,232	$160,556
Net income	$33,057	$16,125
Net income attributable to common stockholders per share - basic	$0.46	$0.26
Net income attributable to common stockholders per share - diluted	$0.46	$0.26

4.	Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases as follows (in thousands):

	December 31,
	2017	2016
Acquired Lease Intangible Assets:
In-place lease intangibles	$95,750	$68,234
Accumulated amortization	(51,735)	(37,648)
In-place lease intangibles, net	$44,015	$30,586

Above-market tenant leases	$10,718	$10,191
Accumulated amortization	(5,494)	(4,412)
Above-market tenant leases, net	$5,224	$5,779
Acquired lease intangible assets, net	$49,239	$36,365

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(24,843)	$(12,426)
Accumulated accretion	6,925	3,477
Below-market tenant leases, net	$(17,918)	$(8,949)

Below-market ground lease	$(290)	$(290)
Accumulated accretion	141	109
Below-market ground lease, net	$(149)	$(181)
Acquired lease intangible liabilities, net	$(18,067)	$(9,130)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2017	2016	2015
In-place lease intangibles(1)	$15,598	$13,560	$12,445
Net above (below) market tenant leases(2)	$(2,238)	$(46)	$234
Above-market ground lease(3)	$(32)	$(32)	$(32)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above (below) market tenant leases is recorded as a decrease (increase) to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.
The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2017, for the next five years (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Above Market Ground Lease(3)
2018	$8,638	$(2,088)	$(25)
2019	7,358	(2,034)	(25)
2020	6,599	(1,841)	(25)
2021	5,702	(1,766)	(25)
2022	4,260	(1,575)	(25)
Thereafter	11,458	(3,390)	(24)
Total	$44,015	$(12,694)	$(149)

(1)	Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operation.

(2)	Estimated amounts of amortization will be recorded as a net increase to rental revenues in the consolidated statements of operations.

(3)	Estimated amounts of accretion will be recorded as a decrease to property expenses in the consolidated statements of operations.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Principal amount	$671,658	$502,476
Less: unamortized discount and debt issuance costs(1)	(2,717)	(2,292)
Carrying value	$668,941	$500,184
(1)   Unamortized discount and debt issuance costs exclude net debt issuance costs related to establishing our unsecured credit facility. These costs are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate(2)
Secured Debt
$60M Term Loan(3)	$58,891	$(125)	$59,674	$(204)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Gilbert/La Palma(5)	2,767	(138)	2,909	(145)	3/1/2031		5.125%		5.42%
12907 Imperial Highway	—	—	5,182	180	4/1/2018		N/A		N/A
1065 Walnut Street	—	—	9,711	192	2/1/2019		N/A		N/A
Unsecured Debt
$100M Term Loan Facility	100,000	(343)	100,000	—	2/14/2022		LIBOR+1.20%	(6)	3.18%	(7)
Revolving Credit Facility	60,000	—	—	—	2/12/2021	(8)	LIBOR+1.10%	(6)(9)	2.66%
$225M Term Loan Facility	225,000	(1,398)	225,000	(1,680)	1/14/2023		LIBOR+1.50%	(6)	3.19%
$100M Notes	100,000	(576)	100,000	(635)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(137)	—	—	7/13/2027		3.930%		3.94%
Total	$671,658	$(2,717)	$502,476	$(2,292)

(1)	Reflects the contractual interest rate under the terms of the loan as of December 31, 2017.

(2)
Reflects the effective interest rate at December 31, 2017, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of December 31, 2017.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30 years amortization table. As of December 31, 2017, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

(4)	One additional one-year extensions available at the borrower’s option.

(5)	Monthly payments of interest and principal based on a 20-year amortization table.

(6)
The LIBOR margin will range from 1.20% to 1.70% for the $100.0 million term loan facility, 1.10% to 1.50% for the unsecured revolving credit facility and 1.50% to 2.25% for the $225.0 million term loan facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, or leverage ratio, which is measured on a quarterly basis.

(7)	As of December 31, 2017, interest on the $100 million term loan has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(8)	Two additional six-month extensions available at the borrower’s option.

(9)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and debt issuance costs, as of December 31, 2017, and does not consider extension options available to us as noted in the table above (in thousands):

2018	$933
2019	58,266
2020	166
2021	60,175
2022	100,184
Thereafter	451,934
Total	$671,658

Loan Repayments
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
On December 29, 2017, we repaid the $5.1 million outstanding balance on the 12907 Imperial Highway mortgage loan. We did not incur any prepayment penalties for repaying in advance of the maturity date of April 1, 2018.
Amended Credit Agreement
On February 14, 2017, we amended our $300 million senior unsecured credit facility by entering into a second amended and restated credit agreement (the “Amended Credit Agreement”), which provides for a $450.0 million senior unsecured credit facility, comprised of a $350.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended $100 Million Term Loan"). The Amended Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available, and the Amended $100 Million Term Loan is scheduled to mature on February 14, 2022. Under the terms of the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended $100 Million Term Loan, additional term loan tranches or any combination of the foregoing.
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
On December 31, 2017, we had $60.0 million outstanding under the Amended Revolver, leaving $290.0 million available for additional borrowings.
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
Interest on the $225 Million Term Loan Facility accrues based upon, at our option, either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the thirty-day LIBOR plus 1.00%, plus the applicable base rate margin. If we attain one additional investment grade rating by one or more of Standard & Poor’s or Moody’s Investor Services to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the $225 Million Term Loan Facility to be based on such rating. In that event, the applicable Eurodollar rate margin will range from 1.50% to 2.25% per annum, and the applicable base rate margin will range from 0.50% to 1.25% per annum, depending on our Leverage Ratio (as defined in the credit agreement).
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
Debt Covenants

The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), and the $125 Million Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Amended Credit Agreement and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30,2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.5 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
The Amended Credit Agreement, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Subject to the terms of the $100 Million Notes and the $125 Million Notes (together the “Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Notes from either S&P, Moody’s or Fitch. At issuance, each of the Notes were assigned an investment grade rating of BBB- by Fitch, which most recently affirmed in September 2017, with a stable outlook.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2017.

6.	Operating Leases
We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.

Future minimum base rent under operating leases as of December 31, 2017 is summarized as follows (in thousands):

For the year ending December 31:
2018	$144,053
2019	126,373
2020	101,504
2021	69,662
2022	45,611
Thereafter	143,415
Total	$630,618
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
The following table sets forth a summary of our interest rate swaps as of December 31, 2017 and 2016 (dollars in thousands):

				Fair Value		Current Notional Amount(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Assets(2):
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$3,582	$3,245	$—	$—
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$2,521	$2,349	$—	$—
Interest Rate Swap	12/14/2018	8/14/2021	1.764%	$1,090	$—	$—	$—
Liabilities(3):
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$11	$338	$30,000	$30,000
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$70	$440	$28,891	$29,674
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$18	$529	$50,000	$50,000
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$120	$738	$50,000	$50,000

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)	The fair value of these interest rate swaps are included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.

(3)	The fair value of these interest rate swaps are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of December 31, 2017 and 2016.  As of December 31, 2017, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $7.0 million and an interest rate swap liability of zero, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$2,084	$4,475	$(2,781)
Amount of loss reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(1,341)	$(2,218)	$(1,039)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—
During the next twelve months, we estimate that an additional $0.5 million will be reclassified from AOCI as a decrease to interest expense.
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
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2017 and 2016, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Interest Rate Swap Asset	$7,193	$—	$7,193	$—
Interest Rate Swap Liability	$(219)	$—	$(219)	$—
December 31, 2016
Interest Rate Swap Asset	$5,594	$—	$5,594	$—
Interest Rate Swap Liability	$(2,045)	$—	$(2,045)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2017 and 2016 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2017	$673,377	$—	$—	$673,377	$668,941
December 31, 2016	$507,733	$—	$—	$507,733	$500,184

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.4 million, $0.3 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, in management, leasing and development services revenue.
Purchase and Sale Agreement
On November 30, 2017, we entered into a purchase and sale agreement (the "Agreement") with 6110-6114 Cahuenga Avenue, LLC (the "Buyer") for the sale of our property located at 200-220 South Grand Avenue for a contract price of approximately $4.4 million. Larry Schwimmer is the general partner of 6110-6114 Cahuenga Avenue, LLC, and father of Howard Schwimmer, our Co-Chief Executive Officer. Prior to entering into the Agreement, the relevant facts and circumstances relating to this transaction were presented to our audit committee, in accordance with our corporate governance guidelines, and to our board of directors. This transaction was unanimously approved by our audit committee in accordance with our corporate governance guidelines.

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
On February 25, 2014, we acquired the property located at West 228th Street. Before purchasing the property, during the due diligence phase, we engaged a third party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements. The total remediation costs were estimated to be $1.3 million, which includes remediation, processing and oversight costs.
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
As of December 31, 2017 and 2016, we had a $1.1 million and $1.1 million contingent liability recorded in the line item “Accounts payable and accrued expenses” in our consolidated balance sheets, reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date. As of December 31, 2017 and 2016, we also had a $1.1 million and $1.1 million corresponding indemnification asset recorded in the line item “Other assets” in our consolidated balance sheets, reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of December 31, 2017, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot. This ground lease is scheduled to expire on June 1, 2062.  We recognized rental expense for our ground lease in the amount of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our corporate and satellite office leases in the amount of $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The future minimum commitment under our corporate and satellite office leases and ground lease as of December 31, 2017, is as follows (in thousands):

For the year ending December 31:	Office Lease	Ground Lease
2018	$783	$144
2019	569	144
2020	164	144
2021	120	144
2022	—	144
Thereafter	—	5,676
Total	$1,636	$6,396

On September 14, 2016 (the “Effective Date”), we entered into a ground lease for approximately 1.58 million square feet of land located in Corona, California, with the intention to develop buildings on the site. Under the terms of the ground lease, we had up to 420 days from the Effective Date, subject to certain conditions, to satisfy and waive certain contingencies, or terminate the ground leases for any reason. On March 13, 2017, we terminated the ground lease. As a result of the termination, we wrote-off $0.3 million of previously incurred transaction costs to the line item “Acquisition expenses” in the consolidated statements of operations.

Tenant and Construction Related
As of December 31, 2017, we had commitments of approximately $19.0 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2017, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of December 31, 2017, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the year ended December 31, 2017, no single tenant accounted for more than 5% of our total rental revenues.

11.    Investments in Unconsolidated Real Estate Entities
On July 6, 2016, we acquired the property located at 3233 Mission Oaks Boulevard (the “final JV property”), which comprised substantially all of the JV’s assets, from the JV for a contract price of $25.7 million. Prior to the acquisition, our ownership interest in the final JV property was 15%. Following the acquisition, we own 100% of the final JV property and are accounting for it on a consolidated basis (See Note 3). In connection with the JV’s sale of the final JV property, we wrote-off the related $0.6 million unamortized basis adjustment. Immediately after the sale of the final JV property, the carrying value of our investment in unconsolidated real estate entities was $3.6 million.
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
During the year ended December 31, 2017, the remaining assets were liquidated by the JV and we received a final distribution in the amount of $11 thousand which is reported in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations.

The following table presents the combined summarized results of operations of our unconsolidated joint venture. These amounts include the results of operations of the final JV property during the period prior to July 6, 2016, when we acquired the remaining 85% ownership interest in the final JV property. Amounts provided are attributable to the JV and do not represent our proportionate share (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenues	$—	$1,281	$2,673
Expenses	—	(442)	(1,911)
Gain on sale of properties	—	3,458	—
Net income	$—	$4,297	$762

Management Services
During the time that the JV owned the final JV Property, we performed property and construction management services for the JV property. We earned fees and commissions for these services totaling zero, $0.1 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in the line item “Management, leasing and development services” in the consolidated statements of operations.

12.	Dispositions and Real Estate Held for Sale
Dispositions
The table below summarizes the properties we sold during the years ended December 31, 2017 and December 31, 2016 (dollars in thousands).  We did not complete any dispositions during the year ended December 31, 2015.

Address	Submarket	Date of Disposition	Rentable Square Feet	Contract Sales Price	Gain Recorded
2017 Dispositions:
9375 Archibald Avenue	Inland Empire West	3/31/2017	62,677	$6,875	$2,668
2535 Midway Drive	San Diego - Central	5/17/2017	373,744	$40,050	$16,026
2811 Harbor Boulevard	Orange County - Airport	6/28/2017	126,796	$18,700	$594
12345 First American Way	San Diego - Central	10/31/2017	40,022	$7,600	$4,146
9401 De Soto Avenue	Los Angeles - San Fernando Valley	11/2/2017	150,831	$23,000	$4,748
77-700 Enfield Lane	Inland Empire East	11/29/2017	21,607	$2,431	$1,391
Total			775,677	$98,656	$29,573

2016 Dispositions:
6010 N. Paramount Boulevard	Los Angeles - South Bay	5/2/2016	16,534	$2,480	$944
1840 Dana Street	Los Angeles - San Fernando Valley	5/25/2016	13,497	$4,250	$1,445
12910 East Mulberry Drive	Los Angeles - Mid-Counties	6/7/2016	153,080	$15,000	$9,174
22343-22349 La Palma Avenue	Orange County - North	11/22/2016	115,760	$17,000	$4,752
331 East 157th Street	Los Angeles - South Bay	11/28/2016	12,000	$1,975	$1,062
Total			310,871	$40,705	$17,377

Real Estate Held for Sale

As of December 31, 2017, our properties located at (i) 700 Allen Avenue and 1830 Flower Street and (ii) 8900-8980 Benson Avenue and 5637 Arrow Highway were classified as held for sale. As of December 31, 2016, we did not have any properties classified as held for sale.

The following table summarizes the major classes of assets and liabilities associated with real estate properties classified as held for sale as of December 31, 2017:

December 31, 2017
Land	$5,671
Buildings and improvements	7,180
Tenant improvements	429
Construction in progress	16
Real estate held for sale	13,296
Accumulated depreciation	(1,609)
Real estate held for sale, net	11,687
Acquired lease intangible assets, net	71
Other assets associated with real estate held for sale	678
Total assets associated with real estate held for sale, net	$12,436

Tenant security deposits	$193
Other liabilities associated with real estate held for sale	50
Total liabilities associated with real estate held for sale	$243

13.	Stockholders’ Equity
Preferred Stock
On November 13, 2017, we completed an underwritten public offering of 3,000,000 shares of our 5.875% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at a price of $25.00 per share. The net proceeds from the offering were approximately $72.5 million after deducting the underwriters’ discount and offering costs totaling $2.5 million. The Series B Preferred Stock is presented in stockholders' equity on the consolidated balance sheet net of issuance costs.
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
Dividends on our Series A Preferred Stock and Series B Preferred Stock (collectively the “Series A and B Preferred Stock”) are cumulative from the date of original issuance and are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 31, 2016, for our Series A Preferred Stock and beginning on March 30, 2018, for our Series B Preferred Stock, at a rate of 5.875% per annum of its $25.00 per share liquidation preference (equivalent to $1.46875 per share per annum). The Series A and B Preferred Stock have no stated maturity date and are not subject to any mandatory redemption or sinking fund. The holders of our Series A and B Preferred Stock rank senior to the holders of our common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. The holders of our Series A and B Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly dividend periods (whether or not consecutive). We may not redeem the Series A Preferred Stock prior to August 16, 2021, and the Series B Preferred Stock prior to November 13, 2022, except in limited circumstances to preserve our status as a REIT or pursuant to a specified change of control transaction. On or after August 16, 2021, we may redeem our Series A Preferred Stock, and on or after November 13,

2022, we may redeem our Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a specified change of control transaction, we may, at our option, redeem the Series A Preferred Stock and/or the Series B Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If we do not exercise our right to redeem the Series A Preferred Stock and/or the Series B Preferred Stock, upon the occurrence of a specified change of control transaction, the holders of the Series A and B Preferred Stock have the right to convert some or all of their shares into a number of the Company’s common shares equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.2738 shares of common stock per share of Series A Preferred Stock or a cap of 1.6578 shares of common stock per share of Series B Preferred Stock, subject to certain adjustments.
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
ATM Program
On September 21, 2017, we established a new at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents.  The $300 Million ATM Program replaces our previous $150 million at-the-market equity offering program, which was established on June 12, 2017. In addition, we previously established a $125 million at-the-market program on April 17, 2015. All available shares of common stock under the $150 million and $125 million at-the-market programs were sold prior to establishing new programs.
During the year ended December 31, 2017, we sold 11,968,927 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $28.13 per share, for gross proceeds of $336.6 million. The net proceeds from these sales were $331.6 million, after deducting the sales agents’ fee. During the year ended December 31, 2016, we sold 402,683 shares of our common stock under the $125 million at-the-market program, at a weighted average price of $23.13 per share, for gross proceeds of $9.3 million. The net proceeds from these sales were $9.2 million, after deducting the sales agents’ fee. During the year ended December 31, 2015, we sold 500 shares of our common stock under the $125 million at-the-market program at a price of $14.30 per share, for gross proceeds of $7 thousand. As of December 31, 2017, we had the capacity to issue up to an additional $229.0 million of common stock under the $300 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. As of December 31, 2017, noncontrolling interests consisted of 1,905,740 OP Units and 112,505 fully-vested LTIP units and represented approximately 2.5% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See Note 14 for a description of LTIP units.
During the years ended December 31, 2017, 2016 and 2015, we redeemed 61,256, 59,646 and 288,234 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $0.6 million, $0.6 million, and $3.2 million, respectively, from noncontrolling interests to total stockholders’ equity.
During the year ended December 31, 2015, we redeemed 8,468 OP Units for approximately $0.1 million at a price of $16.07 per unit. We did not redeem any OP units for cash during the years ended December 31, 2017 and 2016.

As described in Note 3, on April 15, 2016, as part of the REIT Portfolio Acquisition, we acquired 100% of the private REIT’s common stock and 575 of 700 issued and outstanding shares of the private REIT’s 12.5% cumulative non-voting preferred stock. The remaining 125 shares of preferred stock that were not immediately redeemed by us, were classified as noncontrolling interests in our consolidated balance sheets, with a balance equal to its liquidation preference of $1,000 per share, or an aggregate liquidation preference of $125,000.
On June 22, 2017, we adopted a plan of liquidation and dissolution of the private REIT, and on December 31, 2017, we completed the liquidation of the private REIT, by distributing all assets to the Operating Partnership. As part of the liquidation process, we paid a liquidating distribution of $1,000 per share, or an aggregate liquidating distribution of $125,000, as payment in full for the redemption of the remaining 125 shares of preferred stock not held by us.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2017 and 2016, which consists solely of adjustments related to our cash flow hedges:

	2017	2016
Accumulated other comprehensive income (loss) - beginning balance	$3,445	$(3,033)
Other comprehensive income before reclassifications	2,084	4,475
Amounts reclassified from accumulated other comprehensive income to interest expense	1,341	2,218
Net current period other comprehensive income	3,425	6,693
Less: other comprehensive income attributable to noncontrolling interests	(71)	(215)
Other comprehensive income attributable to common stockholders	3,354	6,478
Accumulated other comprehensive income - ending balance	$6,799	$3,445
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
The following table summarizes the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2017, 2016 and 2015:

	Common Stock						Preferred Stock
	Year Ended December 31,						Year Ended December 31,
	2017		2016		2015		2017		2016
Ordinary Income	$0.498827	95.68%	$0.452085	99.66%	$0.478948	93.91%	$0.146875	100.00%	$0.548884	99.66%
Return of Capital	0.022526	4.32%	—	—%	—	—%	—	—%	—	—%
Capital Gain(1)	—	—%	0.001562	0.34%	0.031052	6.09%	—	—%	0.001896	0.34%
Total	$0.521353	100.00%	$0.453647	100.00%	$0.510000	100.00%	$0.146875	100.00%	$0.550780	100.00%

(1)
100.0% and 0.0% of the capital gains reported for the years ended December 31, 2016 and 2015, respectively, are comprised of an unrecaptured Section 1250 gain. There were no capital gains reported for the year ended December 31, 2017.

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
The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 540,732 shares of common stock, LTIP units and Performance Units remain available for issuance as of December 31, 2017).  Shares and units granted under the Plan may be authorized but unissued shares or LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or LTIP units subject to such award will generally be available for future awards.
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
On December 15, 2017, the compensation committee approved the grant under the Plan to Messrs. Howard Schwimmer, Michael S. Frankel, Adeel Khan and David Lanzer (collectively, the “executives”) of 122,631 LTIP Units, that are subject to time-based vesting requirements (the “2017 LTIP Award”), and 188,250 Performance Units, that are subject to market-based vesting requirements (the “2017 Performance Award”).
On December 29, 2016, the compensation committee approved the grant under the Plan to the executives (not including Mr. Lanzer) of 116,690 LTIP Units, that are subject to time-based vesting requirements (the “2016 LTIP Award”), and 199,000 Performance Units, that are subject to market-based vesting requirements (the “2016 Performance Award”).
On December 15, 2015, the compensation committee approved the grant under the Plan to the executives (not including Mr. Lanzer) of 166,669 LTIP Units, that are subject to time-based vesting requirements (the “2015 LTIP Award”), and 315,998 Performance Units, that are subject to market-based vesting requirements (the “2015 Performance Award”).

LTIP Unit Awards
The 2017 LTIP Award is scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date, and both the 2016 LTIP Award and the 2015 LTIP Award are scheduled to vest in equal installments of 25% on each of the first, second, third and fourth anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense will be recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2017 Performance Award	2016 Performance Award	2015 Performance Award
Valuation date	December 15, 2017	December 29, 2016	December 15, 2015
Closing share price of common stock	$30.58	$22.71	$15.90
Discount for post-vesting restrictions and book-up events	5.0%	5.0%	5.0%
Grant date fair value (in thousands)	$3,563	$2,518	$2,518
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2014	—	$—
Granted	166,669	$15.11
Forfeited	—	$—
Vested	—	$—
Balance at December 31, 2015	166,669	$15.11
Granted	116,690	$21.57
Forfeited	—	$—
Vested	(41,668)	$13.91
Balance at December 31, 2016	241,691	$18.43
Granted	122,631	$29.05
Forfeited	—	$—
Vested	(70,837)	$17.48
Balance at December 31, 2017	293,485	$23.10

Performance Unit Awards
For each of the 2017 Performance Award, the 2016 Performance Award and the 2015 Performance Award (collectively the “Performance Awards”), the number of Performance Units that ultimately vest, which will range from 0% to 100% of the units granted, will be based on the Company’s total shareholder return (“TSR”) over a three-year performance period, and is further subject to the executive’s continued employment. For the 2017 Performance Award, the three-year performance period begins on December 15, 2017, and ends of December 14, 2020. For the 2016 Performance Award, the three-year performance period begins on December 29, 2016, and ends on December 28, 2019, and for the 2015 Performance Award, the three-year performance period begins on December 15, 2015, and ends on December 14, 2018. TSR is measured as the appreciation in the price per share of the Company’s common stock plus dividends paid during the three-year performance period, assuming the reinvestment in common stock of all dividends paid during the performance period. Each of the Performance Awards is comprised of a number of units designated as base units and distribution equivalent units. Forty percent (40%) of the base units are designated as “absolute TSR base units,” and vest based on varying levels of the Company’s TSR over the three-year performance period. The other sixty percent (60%) of the base units are designated as “relative TSR base units” and vest based on the Company’s TSR as compared to the TSR percentage of a peer group of companies included in the SNL U.S. Equity REIT Index over the three-year performance period. As noted above, Performance Units that have not vested will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the three-year performance period and a portion will be paid out as distribution equivalent units based upon the number of absolute and relative units that ultimately vest.
The TSR levels and vesting percentages for the absolute TSR base units and relative TSR base units for each of the Performance Awards are summarized in the following tables:

	2017 Performance Award
	Absolute TSR Base Units		Relative TSR Base Units
Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage
	< 18%	—%	< 35th Percentile	—%
“Threshold Level”	18%	25%	35th Percentile	25%
“Target Level”	27%	60%	55th Percentile	60%
“Maximum Level”	≥ 36%	100%	≥ 75th Percentile	100%

	2016 Performance Award
	Absolute TSR Base Units		Relative TSR Base Units
Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage
	< 21%	—%	< 50th Percentile	—%
“Threshold Level”	21%	25%	50th Percentile	25%
“Target Level”	35.5%	60%	62.5th Percentile	60%
“Maximum Level”	≥ 50%	100%	≥ 75th Percentile	100%

	2015 Performance Award
	Absolute TSR Base Units		Relative TSR Base Units
Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage
	< 24%	—%	< 50th Percentile	—%
“Threshold Level”	24%	20%	50th Percentile	20%
“Target Level”	37%	60%	62.5th Percentile	60%
“Maximum Level”	≥ 50%	100%	≥ 75th Percentile	100%
If the Company’s TSR percentage or the peer group relative performance falls between the levels specified in the tables above, the percentage of absolute base units or relative base units that vest will be determined using straight-line interpolation between such levels.
The fair value of the Performance Awards is based on the sum of: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The fair value of the Performance Awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the Performance Awards.

	2017 Performance Award	2016 Performance Award	2015 Performance Award
Valuation date	December 15, 2017	December 29, 2016	December 15, 2015
Expected share price volatility for the Company	18.0%	20.0%	24.0%
Expected share price volatility for peer group companies - low end of range(1)	15.0%	21.0%	21.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	50.0%	62.0%
Expected dividend yield	2.40%	2.80%	3.40%
Risk-free interest rate	1.96%	1.49%	1.28%
Grant date fair value (in thousands)	$2,714	$1,753	$2,157

(1)	For the 2017 Performance Award, the median and average expected share price volatilities for the peer group companies are 21.0% and 25.3%, respectively.
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
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company, other than executives, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  During the year ended December 31, 2017, we granted 91,542 shares of restricted common stock to non-executive employees. The grant date fair value of these awards was $2.1 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $23.04 to $30.58 per share.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the year ended December 31, 2017, we granted 2,637 shares of restricted common stock to each of our non-employee directors.  The grant date fair value of each award was $70,000 based on the $26.55 closing share price of the Company’s common stock on the date of grant.
The following table sets forth our unvested restricted stock activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2014	320,017	$14.30
Granted	152,103	$15.34
Forfeited	(31,925)	$14.54
Vested(1)(2)	(106,754)	$14.34
Balance at December 31, 2015	333,441	$14.30
Granted	103,704	$18.03
Forfeited	(23,968)	$15.37
Vested(1)(2)	(125,350)	$14.63
Balance at December 31, 2016	287,827	$15.92
Granted	104,727	$23.78
Forfeited	(35,959)	$18.74
Vested(1)(2)	(165,900)	$15.43
Balance at December 31, 2017	190,695	$20.13

(1)
The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $4.5 million, $2.6 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Total shares vested include 57,444, 36,374 and 12,670 shares of common stock that were tendered by employees during the years ended December 31, 2017, 2016 and 2015, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares.

The following table sets forth the vesting schedule of total unvested shares of restricted common stock outstanding as of December 31, 2017:

Twelve months ending December 31:	Shares
2018	83,314
2019	50,591
2020	37,066
2021	19,724
190,695
Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Expensed share-based compensation(1)	$5,398	$3,835	$1,752
Capitalized share-based compensation(2)	162	147	101
Total share-based compensation	$5,560	$3,982	$1,853

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the accompanying consolidated balance sheets.

As of December 31, 2017, total unrecognized compensation cost related to all unvested share-based awards was $12.5 million and is expected to be recognized over a weighted average remaining period of 27 months.

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$41,700	$25,876	$1,950
Less: Preferred stock dividends	(5,875)	(1,983)	—
Less: Net income attributable to noncontrolling interests	(988)	(750)	(76)
Less: Net income attributable to participating securities	(410)	(302)	(223)
Net income attributable to common stockholders	$34,427	$22,841	$1,651

Denominator:
Weighted average shares of common stock outstanding - basic	71,198,862	62,723,021	54,024,923
Effect of dilutive securities - performance units	399,792	242,533	—
Weighted average shares of common stock outstanding - diluted	71,598,654	62,965,554	54,024,923

Earnings per share - Basic
Net income attributable to common stockholders	$0.48	$0.36	$0.03
Earnings per share - Diluted:
Net income attributable to common stockholders	$0.48	$0.36	$0.03

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

16.	Quarterly Information (unaudited)
The following tables set forth selected quarterly information for the years ended December 31, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$45,880	$43,339	$36,782	$35,354
Net operating income(1)	$33,615	$32,001	$26,883	$25,779
Net income	$14,115	$2,009	$19,855	$5,721
Net income attributable to common stockholders	$11,819	$586	$17,846	$4,176
Net income attributable to common stockholders per share - basic	$0.15	$0.01	$0.26	$0.06
Net income attributable to common stockholders per share - diluted	$0.15	$0.01	$0.26	$0.06

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$34,777	$33,303	$30,608	$27,504
Net operating income(1)	$25,310	$23,966	$22,538	$19,827
Net income	$8,546	$3,061	$12,792	$1,477
Net income attributable to common stockholders	$6,928	$2,267	$12,299	$1,347
Net income attributable to common stockholders per share - basic and diluted	$0.11	$0.03	$0.19	$0.02
Net income attributable to common stockholders per share - diluted	$0.10	$0.03	$0.19	$0.02

(1)	Net operating income is calculated as total rental revenues from real estate operations including (i) rental income, (ii) tenant reimbursements and (iii) other income less property expenses.

17.    Subsequent Events
Dispositions
On January 2, 2018, we completed the sale of our property located at 8900-8980 Benson Avenue and 5637 Arrow Highway in Montclair, California (“Benson”). The property was sold to an unaffiliated third party for a contract price of $11.4 million and net proceeds of $10.7 million.
On January 17, 2018, we completed the sale of our property located at 700 Allen Avenue and 1830 Flower Street in Glendale, California. The property was sold to an unaffiliated third party for a contract price of $10.9 million and net proceeds of $10.3 million.
Acquisitions
On January 17, 2018, we acquired the property located at 13971 Norton Avenue in Valencia, California for a contract price of approximately $11.4 million. The property was partially funded through a 1031 Exchange using the net cash proceeds from the sale of Benson and with available cash on hand. The property consists of one single-tenant building with 103,208 rentable square feet.
Dividends Declared

On February 12, 2018, our board of directors declared a quarterly cash dividend in the amount of $0.16 per share of common stock and a quarterly cash distribution in the amount of $0.16 per OP Unit, to be paid on April 16, 2018, to holders of record as of March 30, 2018.

On February 12, 2018, our board of directors declared a quarterly cash dividend in the amount of $0.367188 per share of Series A Preferred Stock, to be paid on March 30, 2018, to holders of record as of March 15, 2018. On February 12, 2018, our board of directors also declared a pro-rata cash dividend, for the period beginning on November 13, 2017, the original issuance date of the Series B Preferred Stock, to March 31, 2018, in the amount of $0.563021 per share of our Series B Preferred Stock, to be paid on March 30, 2018, to holders of record as of March 15, 2018.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	--	(4)	$3,875	$2,407	$9,557	$3,875	$11,964	$15,839	$(5,878)	1965, 2005 / 2003	2002
300 South Lewis Rd.	Camarillo, CA	--	(4)	4,150	3,050	7,195	4,150	10,245	14,395	(5,480)	1960-1963 / 2006	2003
1400 South Shamrock	Monrovia, CA	--		2,317	2,534	672	2,317	3,206	5,523	(2,057)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	--	(4)	868	—	4,171	868	4,171	5,039	(1,476)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	2,357	2,539	4,377	6,916	(2,313)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	--	(4)	6,817	6,089	872	6,817	6,961	13,778	(3,539)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	6,104	2,525	9,484	12,009	(3,488)	1969, 2008 / 2006 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	3,464	2,666	6,807	9,473	(2,832)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	2,226	2,346	6,748	9,094	(2,986)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	2,343	4,711	5,542	10,253	(726)	1970 / 2007	2013
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim, CA	--		4,893	1,386	1,281	4,893	2,667	7,560	(1,203)	1973 / 2007	2005
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,929	1,784	4,903	6,687	(2,234)	1988 / 2006	2004
311, 319 & 329 157th St.	Gardena, CA	--		2,508	529	1,345	2,508	1,874	4,382	(797)	1960-1971 / 2006-2011	2006
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	6,924	3,740	7,184	10,924	(1,930)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	4,547	1,849	11,323	13,172	(4,298)	1987 / 2008 / 2015	2006
15715 Arrow Highway	Irwindale, CA	--	(4)	3,604	5,056	(89)	3,604	4,967	8,571	(2,191)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	3,590	5,470	10,898	16,368	(4,613)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--		5,001	7,658	3,531	5,001	11,189	16,190	(5,309)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--		3,473	5,119	1,067	3,473	6,186	9,659	(2,924)	1977 / 2006	2006

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--	3,647	11,867	2,363	3,647	14,230	17,877	(7,256)	1988-1989 / 2006	2006
18118-18120 S. Broadway	Carson, CA	--	3,013	2,161	861	3,013	3,022	6,035	(550)	1957 / 1989	2013
901 W. Alameda Ave.	Burbank, CA	--	6,304	2,996	5,294	6,304	8,290	14,594	(3,513)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	--	7,015	7,078	1,703	7,015	8,781	15,796	(3,226)	1961, 1983 / 2008-2010	2007
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--	1,759	2,834	1,932	1,759	4,766	6,525	(1,590)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	--	6,974	2,902	154	6,974	3,056	10,030	(1,244)	2008	2009
131 W. 33rd St.	National City, CA	--	2,390	5,029	397	2,390	5,426	7,816	(2,407)	1969 / 2008	2006
5803 Newton Dr.	Carlsbad, CA	--	3,152	7,155	1,690	1,692	5,725	7,417	(2,706)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--	4,453	5,900	805	2,830	4,743	7,573	(1,961)	1989 / 2007	2008
200-220 South Grand Ave.	Santa Ana, CA	--	2,579	667	313	2,371	934	3,305	(369)	1973 / 2008	2007
3720-3750 W. Warner Ave.	Santa Ana, CA	--	3,028	1,058	864	3,028	1,922	4,950	(763)	1973 / 2008	2007
6750 Unit B-C - 6780 Central Ave.	Riverside, CA	--	3,323	1,118	1,182	1,441	1,776	3,217	(914)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	--	3,092	1,900	515	3,092	2,415	5,507	(459)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	--	4,298	5,075	1,049	4,298	6,124	10,422	(1,112)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	--	3,481	3,530	1	3,481	3,531	7,012	(905)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--	4,179	5,358	5	4,179	5,363	9,542	(945)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	--	1,582	1,856	116	1,582	1,972	3,554	(334)	1970-1972 / 2012	2011
13914-13932 Valley Blvd.	La Puente, CA	--	2,372	2,431	392	2,372	2,823	5,195	(542)	1978, 1988 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	--	3,158	4,860	447	3,158	5,307	8,465	(1,069)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--	3,608	2,699	211	3,608	2,910	6,518	(583)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	--	3,253	1,605	279	3,253	1,884	5,137	(395)	1989	2011

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--		3,720	2,641	409	3,720	3,050	6,770	(600)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--		1,396	925	15	1,396	940	2,336	(191)	1986	2011
1400 S. Campus Ave.	Ontario, CA	--		3,266	2,961	2	3,266	2,963	6,229	(1,401)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	--		4,096	1,570	18	4,096	1,588	5,684	(301)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	214	3,082	6,444	9,526	(1,201)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	--		17,978	39,471	2,668	17,978	42,139	60,117	(7,275)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	3,617	3,043	6,167	9,210	(1,078)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	--		1,389	3,872	274	1,389	4,146	5,535	(772)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	--		2,497	5,494	773	2,497	6,267	8,764	(1,191)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,629	(5)	4,582	5,135	447	4,582	5,582	10,164	(1,161)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	8	8,001	17,742	25,743	(2,718)	1983	2013
2950 Madera Rd.	Simi Valley, CA	--	(4)	3,601	8,033	2	3,601	8,035	11,636	(1,223)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	--		1,517	1,833	723	1,517	2,556	4,073	(376)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	--		3,117	1,894	899	3,117	2,793	5,910	(405)	1972 / 2015	2014
14723-14825 Oxnard St.	Van Nuys, CA	--		4,458	3,948	1,362	4,458	5,310	9,768	(788)	1964 / 1968	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	--		2,260	6,043	251	2,260	6,294	8,554	(1,232)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	--		2,428	4,271	3,176	2,428	7,447	9,875	(753)	1963 / 1968	2014
24105 Frampton Ave.	Torrance, CA	--		2,315	1,553	2,071	2,315	3,624	5,939	(240)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	--		7,935	10,525	—	7,935	10,525	18,460	(1,547)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	--		6,373	7,356	396	6,373	7,752	14,125	(1,413)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	--		2,181	4,012	415	2,181	4,427	6,608	(647)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	--		9,305	2,115	4,327	9,305	6,442	15,747	(513)	1965 / 2016	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	--	3,725	6,145	64	3,725	6,209	9,934	(956)	2001	2014
9755 Distribution Ave.	San Diego, CA	--	1,863	3,211	(92)	1,863	3,119	4,982	(412)	1974	2014
9855 Distribution Ave	San Diego, CA	--	2,733	5,041	61	2,733	5,102	7,835	(771)	1983	2014
9340 Cabot Drive	San Diego, CA	--	4,311	6,126	537	4,311	6,663	10,974	(943)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	--	2,413	3,451	43	2,413	3,494	5,907	(523)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	--	4,423	6,799	253	4,423	7,052	11,475	(1,183)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	--	5,125	5,009	808	5,125	5,817	10,942	(905)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	--	5,240	5,065	283	5,240	5,348	10,588	(1,139)	1987	2014
3880 West Valley Blvd.	Pomona, CA	--	3,982	4,796	3,588	3,982	8,384	12,366	(1,045)	1980	2014
1601 Alton Pkwy.	Irvine, CA	--	7,638	4,946	7,128	7,638	12,074	19,712	(726)	1974	2014
3116 W. Avenue 32	Los Angeles, CA	--	3,761	6,729	1,462	3,761	8,191	11,952	(940)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	--	7,230	9,058	1,278	7,230	10,336	17,566	(1,571)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	--	4,773	5,970	693	4,773	6,663	11,436	(1,098)	1988	2014
605 8th Street	San Fernando, CA	--	2,393	2,742	1,744	2,393	4,486	6,879	(397)	1991 / 2015	2014
9120 Mason Ave.	Chatsworth, CA	--	9,224	19,346	2	9,224	19,348	28,572	(2,493)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	--	8,495	15,948	1,946	8,495	17,894	26,389	(1,991)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	--	1,723	4,767	1,273	1,723	6,040	7,763	(479)	1992	2014
10509 Business Drive	Fontana, CA	--	3,505	5,237	497	3,505	5,734	9,239	(722)	1989	2014
13231 Slover Avenue	Fontana, CA	--	2,812	4,739	562	2,812	5,301	8,113	(649)	1990	2014
240 W Ivy Avenue	Inglewood, CA	--	2,064	3,675	1,183	2,064	4,858	6,922	(525)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	--	2,616	8,311	577	2,616	8,888	11,504	(1,255)	1988	2014
2350-2380 Eastman Ave	Oxnard, CA	--	1,805	3,856	375	1,805	4,231	6,036	(690)	2003	2014
1800 Eastman Ave	Oxnard, CA	--	842	2,209	—	842	2,209	3,051	(430)	2009	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
2360-2364 E. Sturgis Road	Oxnard, CA	--	1,128	2,726	369	1,128	3,095	4,223	(475)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	--	3,487	9,589	196	3,487	9,785	13,272	(1,352)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	--	3,478	7,834	180	3,478	8,014	11,492	(1,048)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	--	10,805	18,426	1,154	10,805	19,580	30,385	(2,708)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	--	5,462	6,678	—	5,462	6,678	12,140	(797)	1997	2015
8902-8940 Activity Rd	San Diego, CA	--	9,427	8,103	803	9,427	8,906	18,333	(1,159)	1987 / 1997	2015
1210 N Red Gum St	Anaheim, CA	--	3,326	4,020	111	3,326	4,131	7,457	(586)	1985	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	--	8,508	1,134	510	8,508	1,644	10,152	(219)	1975	2015
16221 Arthur St.	Cerritos, CA	--	2,979	3,204	174	2,979	3,378	6,357	(383)	1979	2015
2588 & 2605 Industry Way	Lynwood, CA	--	8,738	9,415	—	8,738	9,415	18,153	(1,080)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	--	4,010	3,050	—	4,010	3,050	7,060	(361)	1997	2015
6700 S Alameda St.	Huntington Park, CA	--	3,502	9,279	257	3,502	9,536	13,038	(1,236)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	--	6,902	8,949	182	6,902	9,131	16,033	(1,487)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	--	3,446	1,241	84	3,446	1,325	4,771	(201)	1982	2015
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard, CA	--	3,310	5,806	649	3,310	6,455	9,765	(873)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	--	3,357	3,527	79	3,357	3,606	6,963	(394)	2004	2015
6020 Sheila St.	Commerce, CA	--	4,590	7,772	580	4,590	8,352	12,942	(736)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	--	3,503	3,204	784	3,503	3,988	7,491	(420)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	--	3,087	4,081	89	3,087	4,170	7,257	(404)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	--	5,479	7,036	764	5,479	7,800	13,279	(851)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	--	10,038	4,380	2,364	10,038	6,744	16,782	(863)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	--	3,481	776	1,159	3,481	1,935	5,416	(95)	1971 / 2016	2015
17311 Nichols Ln.	Huntington Beach, CA	--	7,988	8,728	—	7,988	8,728	16,716	(759)	1993 / 2014	2015

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
8525 Camino Santa Fe	San Diego, CA	--	4,038	4,055	474	4,038	4,529	8,567	(324)	1986	2016
28454 Livingston Avenue	Valencia, CA	--	5,150	9,666	—	5,150	9,666	14,816	(746)	2007	2016
20 Icon	Lake Forest, CA	--	12,576	8,817	30	12,576	8,847	21,423	(920)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	--	18,803	6,029	103	18,803	6,132	24,935	(494)	1976	2016
2700_2722 Fairview Street	Santa Ana, CA	--	10,144	5,989	105	10,144	6,094	16,238	(489)	1964 / 1984	2016
12131 Western Avenue	Garden Grove, CA	--	15,077	11,149	4,063	15,077	15,212	30,289	(833)	1987 / 2007	2016
9 Holland	Irvine, CA	--	13,724	9,365	65	13,724	9,430	23,154	(735)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	--	7,855	12,056	—	7,855	12,056	19,911	(850)	2015	2016
11127 Catawba Avenue	Fontana, CA	--	5,562	8,094	—	5,562	8,094	13,656	(573)	2015	2016
13550 Stowe Drive	Poway, CA	--	9,126	8,043	—	9,126	8,043	17,169	(719)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	--	4,433	2,961	835	4,433	3,796	8,229	(265)	1975	2016
525 Park Avenue	San Fernando, CA	--	3,830	3,887	55	3,830	3,942	7,772	(278)	2003	2016
3233 Mission Oaks Blvd	Camarillo, CA	--	13,791	10,017	2,226	13,791	12,243	26,034	(923)	1980-1982 / 2014	2016
1600 Orangethorpe & 1335-1375 Acacia	Fullerton, CA	--	26,659	12,673	892	26,659	13,565	40,224	(1,030)	1968 / 1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	--	13,463	1,680	5,702	13,463	7,382	20,845	—	1969	2016
3927 Oceanic Drive	Oceanside, CA	--	2,667	4,581	135	2,667	4,716	7,383	(226)	2004	2016
301-445 Figueroa Street	Wilmington, CA	--	7,126	5,728	3,055	7,126	8,783	15,909	(332)	1972	2016
12320 4th Street	Rancho Cucamonga, CA	--	12,642	14,179	—	12,642	14,179	26,821	(746)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	--	8,497	5,622	380	8,497	6,002	14,499	(331)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	--	10,620	6,510	1,823	10,620	8,333	18,953	—	1999	2017
2390 Ward Avenue	Simi Valley, CA	--	5,624	10,045	74	5,624	10,119	15,743	(378)	1989	2017
Safari Business Center(5)	Ontario, CA	--	50,807	86,065	186	50,807	86,251	137,058	(2,485)	1989	2017
4175 Conant Street	Long Beach, CA	--	13,785	13,440	—	13,785	13,440	27,225	(333)	2015	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
5421 Argosy Avenue	Huntington Beach, CA	--	3,577	1,490	—	3,577	1,490	5,067	(66)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	--	22,938	6,738	65	22,938	6,803	29,741	(206)	1970, 2000	2017
3002-3072 Inland Empire Blvd	Ontario, CA	--	12,031	14,439	19	12,031	14,458	26,489	(307)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	--	7,988	5,472	10	7,988	5,482	13,470	(119)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	--	121,329	86,776	180	121,329	86,956	208,285	(1,842)	1989	2017
11190 White Birch Drive	Rancho Cucamonga, CA	--	9,405	9,840	—	9,405	9,840	19,245	(217)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	--	5,330	8,856	—	5,330	8,856	14,186	(170)	2016	2017
1825 Soto Street	Los Angeles, CA	--	2,129	1,315	—	2,129	1,315	3,444	(20)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	--	3,524	357	3	3,524	360	3,884	(9)	1957	2017
13225 Western Avenue	Gardena, CA	--	1,918	355	3	1,918	358	2,276	(7)	1955	2017
15401 Figueroa Street	Los Angeles, CA	--	3,255	1,248	3	3,255	1,251	4,506	(13)	1964	2017
8542 Slauson Avenue	Pico Rivera, CA	--	8,681	576	—	8,681	576	9,257	(8)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	--	37,035	15,120	—	37,035	15,120	52,155	(74)	2017	2017
302 Rockefeller Avenue	Ontario, CA	--	6,859	7,185	—	6,859	7,185	14,044	—	2000	2017
4355 Brickell Street	Ontario, CA	--	7,295	5,616	—	7,295	5,616	12,911	—	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	--	11,691	8,290	—	11,691	8,290	19,981	—	1967	2017
8315 Hanan Way	Pico Rivera, CA	--	8,714	4,751	—	8,714	4,751	13,465	—	1976	2017
Investments in real estate		$2,629	$1,002,761	$1,009,064	$160,965	$997,588	$1,164,377	$2,161,965	$(173,541)
Note: As of December 31, 2017, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.1 billion.

(1)	Costs capitalized subsequent to acquisition are net of the write-off of fully depreciated assets and include construction in progress.

(2)
During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $10.8 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $10.8 million, $5.2 million is included as a reduction of “Land” in the table above, with the remaining $5.6 million included as a reduction of “Buildings and Improvements”.

(3)
The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

(4)	These six properties secure a term loan that had a balance of $58.9 million as of December 31, 2017.

(5)	Includes unamortized discount of $0.1 million.

(6)
Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2015 to December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,552,129	$1,188,766	$930,462
Acquisition of investment in real estate	649,019	356,336	235,948
Construction costs and improvements	44,451	31,565	22,841
Disposition of investment in real estate	(69,616)	(24,331)	—
Properties held for sale	(13,296)	—	—
Write-off of fully depreciated assets	(722)	(207)	(485)
Balance, end of year	$2,161,965	$1,552,129	$1,188,766

The following table reconciles accumulated depreciation from January 1, 2015 to December 31, 2017 (in thousands):

	Year Ended Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$(135,140)	$(103,623)	$(76,884)
Depreciation of investment in real estate	(45,469)	(34,779)	(27,224)
Disposition of investment in real estate	4,737	3,055	—
Properties held for sale	1,609	—	—
Write-off of fully depreciated assets	722	207	485
Balance, end of year	$(173,541)	$(135,140)	$(103,623)