Form 10-Q
period 2018-03-31
Rexford Industrial Realty, Inc.
filed 2018-05-07
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at May 1, 2018 was 81,076,390.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Land	$1,020,652	$997,588
Buildings and improvements	1,098,695	1,079,746
Tenant improvements	50,998	49,692
Furniture, fixtures and equipment	151	167
Construction in progress	45,688	34,772
Total real estate held for investment	2,216,184	2,161,965
Accumulated depreciation	(186,234)	(173,541)
Investments in real estate, net	2,029,950	1,988,424
Cash and cash equivalents	15,625	6,620
Restricted cash	4,211	250
Rents and other receivables, net	3,328	3,664
Deferred rent receivable, net	17,766	15,826
Deferred leasing costs, net	12,097	12,014
Deferred loan costs, net	1,775	1,930
Acquired lease intangible assets, net	45,876	49,239
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	11,294	7,193
Other assets	5,961	6,146
Acquisition related deposits	4,525	2,475
Assets associated with real estate held for sale	8,300	12,436
Total Assets	$2,165,864	$2,111,373
LIABILITIES & EQUITY
Liabilities
Notes payable	$659,417	$668,941
Interest rate swap liability	—	219
Accounts payable, accrued expenses and other liabilities	21,441	21,134
Dividends payable	13,294	11,727
Acquired lease intangible liabilities, net	17,783	18,067
Tenant security deposits	19,936	19,521
Prepaid rents	5,540	6,267
Liabilities associated with real estate held for sale	132	243
Total Liabilities	737,543	746,119
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized,
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at March 31, 2018 and December 31, 2017 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2018 and December 31, 2017, respectively ($75,000 liquidation preference)	72,443	73,062
Common Stock, $0.01 par value per share, 490,000,000 authorized and 80,667,789 and 78,495,882 shares outstanding at March 31, 2018, 2018 and December 31, 2017, respectively	804	782
Additional paid in capital	1,297,391	1,239,810
Cumulative distributions in excess of earnings	(67,622)	(67,058)
Accumulated other comprehensive income	11,014	6,799
Total stockholders’ equity	1,400,681	1,340,046
Noncontrolling interests	27,640	25,208
Total Equity	1,428,321	1,365,254
Total Liabilities and Equity	$2,165,864	$2,111,373
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2018	2017
RENTAL REVENUES
Rental income	$40,911	$29,614
Tenant reimbursements	7,293	5,155
Other income	229	232
TOTAL RENTAL REVENUES	48,433	35,001
Management, leasing and development services	103	126
Interest income	—	227
TOTAL REVENUES	48,536	35,354
OPERATING EXPENSES
Property expenses	11,960	9,222
General and administrative	6,162	5,086
Depreciation and amortization	19,452	13,599
TOTAL OPERATING EXPENSES	37,574	27,907
OTHER EXPENSES
Acquisition expenses	9	385
Interest expense	5,852	3,998
TOTAL OTHER EXPENSES	5,861	4,383
TOTAL EXPENSES	43,435	32,290
Equity in income from unconsolidated real estate entities	—	11
Loss on extinguishment of debt	—	(22)
Gains on sale of real estate	9,983	2,668
NET INCOME	15,084	5,721
Less: net income attributable to noncontrolling interest	(318)	(132)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	14,766	5,589
Less: preferred stock dividends	(2,423)	(1,322)
Less: earnings allocated to participating securities	(97)	(91)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,246	$4,176
Net income attributable to common stockholders per share - basic	$0.16	$0.06
Net income attributable to common stockholders per share - diluted	$0.15	$0.06
Weighted average shares of common stock outstanding - basic	78,694,161	66,341,138
Weighted average shares of common stock outstanding - diluted	79,196,060	66,626,239
Dividends declared per common share	$0.160	$0.145

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$15,084	$5,721
Other comprehensive income: cash flow hedge adjustment	4,320	752
Comprehensive income	19,404	6,473
Comprehensive income attributable to noncontrolling interests	(423)	(153)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$18,981	$6,320

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254
Issuance of common stock	—	2,085,663	21	58,430	—	—	58,451	—	58,451
Offering costs	(32)	—	—	(1,048)	—	—	(1,080)	—	(1,080)
Share-based compensation	—	79,427	1	409	—	—	410	2,604	3,014
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(15,287)	—	(418)	—	—	(418)	—	(418)
Conversion of units to common stock	—	22,104	—	208	—	—	208	(208)	—
Net income	2,423	—	—	—	12,343	—	14,766	318	15,084
Other comprehensive income	—	—	—	—	—	4,215	4,215	105	4,320
Preferred stock dividends	(3,010)	—	—	—	—	—	(3,010)	—	(3,010)
Common stock dividends	—	—	—	—	(12,907)	—	(12,907)	—	(12,907)
Distributions	—	—	—	—	—	—	—	(387)	(387)
Balance at March 31, 2018	$159,094	80,667,789	$804	$1,297,391	$(67,622)	$11,014	$1,400,681	$27,640	$1,428,321

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of common stock	—	168,685	1	3,905	—	—	3,906	—	3,906
Offering costs	—	—	—	(166)	—	—	(166)	—	(166)
Share-based compensation	—	78,829	1	562	—	—	563	833	1,396
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(11,989)	—	(277)	—	—	(277)	—	(277)
Conversion of units to common stock	—	18,852	—	189	—	—	189	(189)	—
Net income	1,322	—	—	—	4,267	—	5,589	132	5,721
Other comprehensive income	—	—	—	—	—	731	731	21	752
Preferred stock dividends	(1,322)	—	—	—	—	—	(1,322)	—	(1,322)
Common stock dividends	—	—	—	—	(9,672)	—	(9,672)	—	(9,672)
Distributions	—	—	—	—	—	—	—	(336)	(336)
Balance at March 31, 2017	$86,651	66,708,752	$664	$912,047	$(64,682)	$4,176	$938,856	$23,286	$962,142

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,084	$5,721
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	—	(11)
Provision for doubtful accounts	221	303
Depreciation and amortization	19,452	13,599
Amortization of (below) above market lease intangibles, net	(1,116)	(117)
Accretion of loan origination fees	—	(75)
Deferred interest income on notes receivable	—	(81)
Loss on extinguishment of debt	—	22
Gain on sale of real estate	(9,983)	(2,668)
Amortization of debt issuance costs	312	275
Amortization of discount (premium) on notes payable	1	(58)
Equity based compensation expense	2,963	1,346
Straight-line rent	(1,969)	(956)
Change in working capital components:
Rents and other receivables	128	(475)
Deferred leasing costs	(1,843)	(905)
Other assets	59	(829)
Accounts payable, accrued expenses and other liabilities	2,529	2,424
Tenant security deposits	179	216
Prepaid rents	(817)	1,346
Net cash provided by operating activities	25,200	19,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(52,753)	(17,099)
Capital expenditures	(14,861)	(6,093)
Acquisition related deposits	(2,050)	(500)
Distributions from unconsolidated real estate entities	—	11
Proceeds from sale of real estate	24,896	6,537
Net cash used in investing activities	(44,768)	(17,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net	57,371	3,740
Proceeds from notes payable	59,000	135,000
Repayment of notes payable	(68,232)	(124,971)
Debt issuance costs	(450)	(1,940)
Debt extinguishment costs	—	(193)
Dividends paid to preferred stockholders	(3,010)	(1,322)
Dividends paid to common stockholders	(11,382)	(8,971)
Distributions paid to common unitholders	(345)	(311)
Repurchase of common shares to satisfy employee tax withholding requirements	(418)	(277)
Net cash provided by financing activities	32,534	755
Increase in cash and cash equivalents	12,966	2,688
Cash, cash equivalents and restricted cash, beginning of period	6,870	15,525
Cash, cash equivalents and restricted cash, end of period	$19,836	$18,213
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $371 and $466 for the three months ended March 31, 2018 and 2017, respectively)	$6,663	$4,948
Supplemental disclosure of noncash investing and financing transactions:
(Decrease) increase in capital expenditure accrual	$(1,045)	$1,485
Accrual of dividends	$13,294	$10,008
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of March 31, 2018, our consolidated portfolio consisted of 153 properties with approximately 18.7 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2018, and December 31, 2017, and for the three months ended March 31, 2018 and 2017, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2018 and December 31, 2017, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2017 Annual Report on Form 10-K and the notes thereto.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of March 31, 2018, net proceeds of $4.2 million from the sale of our property located at 200-220 South Grand Avenue were included in restricted cash. As of December 31, 2017, a non-refundable deposit of $250,000 we received in connection with the execution of a contract to sell our property located at 700 Allen Avenue was included in restricted cash.
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$6,620	$15,525
Restricted cash	250	—
Cash, cash equivalents and restricted cash, beginning of period	$6,870	$15,525

Cash and cash equivalents	$15,625	$11,676
Restricted cash	4,211	6,537
Cash, cash equivalents and restricted cash, end of period	$19,836	$18,213
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
Investments in Real Estate
Acquisitions
Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01’), which provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 clarifies that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output.
We evaluated the acquisitions that we completed during the three months ended March 31, 2018 and determined that under the new framework these transactions should be accounted for as asset acquisitions. We expect that most of our property acquisitions will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or because the acquisition does not include a substantive process.
For acquisitions that are accounted for as asset acquisitions, because they do not meet the business combination accounting criteria, we allocate the cost of the acquisition, which includes the purchase price and any associated acquisition transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. These individual assets and liabilities typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, and from time to time, assumed debt. As there is no measurement period concept for an asset acquisition, the allocated cost of the acquired assets is finalized in the period in which the acquisition occurs.
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the three months ended March 31, 2018, we used discount rates ranging from 6.50% to 7.00% and a capitalization rate of 5.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the three months ended March 31, 2018, we used an estimated average lease-up period of six months.
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
We capitalized interest costs of $0.4 million and $0.5 million during the three months ended March 31, 2018 and 2017, respectively. We capitalized real estate taxes and insurance costs aggregating $0.2 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively. We capitalized compensation costs for employees who provide construction services of $0.5 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in ASC Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower its carrying amount or its estimated fair value less cost to sell. See Note 11.
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.2 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2018 and 2017.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2018, and December 31, 2017, we have not established a liability for uncertain tax positions.
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
Revenue Recognition
Our primary sources of revenue are rental income, tenant reimbursements, other income, management, leasing and development services and gains on sale of real estate.
Rental Income
Minimum annual rental revenues are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant.

Tenant Reimbursements
Our lease agreements with tenants generally contain provisions that require tenants to reimburse us for certain property expenses. Estimated reimbursements from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments.
Other Income
Other income primarily consists of late payment fees and other miscellaneous tenant related revenues.
Management, leasing and development services
We provide property management services and leasing services to related party and third party property owners, our customers, in exchange for fees and commissions. Property management services include performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. For these services, we earn monthly management fees, which are based on a fixed percentage of each managed property’s monthly tenant cash receipts. We have determined that control over the services is passed to our customers simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to our customers.
Leasing commissions are earned when we provide leasing services that result in an executed lease with a tenant. We have determined that control over the services is transferred to the customer upon execution of each lease agreement. We earn leasing commissions based on a fixed percentage of rental income generated for each executed lease agreement and there is no variable income component.
Gain or Loss on Sale of Real Estate
We account for dispositions of real estate properties, which are considered nonfinancial assets, in accordance with ASC 610-20, and recognize a gain or loss on sale of real estate upon transferring control of the nonfinancial asset to the purchaser, which is generally satisfied at the time of sale. If we were to conduct a partial sale of real estate by transferring a controlling interest in a nonfinancial asset, while retaining a noncontrolling ownership interest, we would measure any noncontrolling interest received or retained at fair value, and recognize a full gain or loss. If we receive consideration before transferring control of a nonfinancial asset, we recognize a contract liability. If we transfer control of the asset before consideration is received, we recognize a contract asset.
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
Rents and other receivables, net and deferred rent receivable, net consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Rents and other receivables	$5,199	$5,369
Allowance for doubtful accounts	(1,871)	(1,705)
Rents and other receivables, net	$3,328	$3,664

Deferred rent receivable	$17,856	$15,912
Allowance for doubtful accounts	(90)	(86)
Deferred rent receivable, net	$17,766	$15,826

We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Provision for doubtful accounts	$225	$326
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
Adoption of New Accounting Pronouncements
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued additional ASUs which provide practical expedients, technical corrections and clarification of the new standard (collectively “ASC 606”). ASC 606 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. We evaluated each of our revenue streams to determine the sources of revenue that are impacted by ASC 606 and concluded that management services and leasing services fall within the scope of ASC 606. We evaluated the impact of ASC 606 on the timing and pattern of revenue recognition for our management and leasing services contracts and determined there was no change in the timing or pattern of revenue recognition for these contracts as compared to prior accounting practice. Accordingly, the adoption of ASC 606 did not have an impact on our consolidated financial statements. See “Revenue Recognition” above for further details.
Derecognition of Non-Financial Assets
On February 22, 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05). ASU 2017-05 clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Effective January 1, 2018, we adopted ASU 2017-05 using the modified retrospective approach. There was no cumulative effect adjustment recorded to retained earnings as of January 1, 2018 as a result of adoption of ASU 2017-05.
Derivatives
On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 simplifies hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. For cash flow hedges, ASU 2017-12 requires all changes in the fair value of the hedging instrument to be deferred in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings. ASU 2017-12 also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Effective January 1, 2018, we early adopted ASU 2017-12 using the modified retrospective approach. We did not record a cumulative effect adjustment to eliminate ineffectiveness amounts as we did not have any ineffectiveness in our historical consolidated financial statements. In addition, certain provisions of ASU 2017-12 require modifications to existing presentation and disclosure requirements on a prospective basis. See Note 7 for disclosures relating to our derivative instruments.
Stock Compensation
On May 10, 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the scope of modification accounting for share-based compensation arrangements by providing guidance on the types of changes to the terms and conditions of share-based compensation awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. Effective January 1, 2018, we early adopted ASU 2017-09. There was change to our consolidated financial statements or notes to our consolidated financial statements as a result of the adoption of ASU 2017-09.

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
ASC 842 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of March 31, 2018, we are the lessee on one ground lease and multiple office space leases. We currently expect that upon the adoption of ASC 842, we will be required to record a lease liability and a right-of-use asset for these leases on our consolidated balance sheets. See Note 10 for a summary of rent expense and remaining contractual payments under our ground lease and office space leases.
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 specifies that payments for certain lease-related services (for example, maintenance services, including common area maintenance), which are often included in lease agreements, represent “non-lease” components that will become subject to the guidance in ASC 606 when ASC 842 becomes effective. In March 2018, the FASB tentatively approved an optional practical expedient that would allow lessors to elect to not separate lease and non-lease components if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease, if it were accounted for separately. We anticipate the majority of our leases would qualify for the practical expedient and as such, we expect to adopt the practical expedient if it is included in an approved amendment to ASC 842.
Additionally, ASC 842 requires lessors to capitalize, as initial direct costs, only these costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. See “Deferred Leasing Costs” above for a summary of employee related compensation costs capitalized during the three months ended March 31, 2018 and 2017.
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

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial properties we acquired during the three months ended March 31, 2018:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
13971 Norton Avenue(2)	Inland Empire - West	1/17/2018	103,208	1	$11,364
Ontario Airport Commerce Center(3)	Inland Empire - West	2/23/2018	213,603	3	24,122
16010 Shoemaker Avenue(4)	Los Angeles - Mid-Counties	3/13/2018	115,600	1	17,218
Total 2018 Wholly-Owned Property Acquisitions			432,411	5	$52,704

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

(2)
This acquisition was partially funded through a 1031 Exchange using $10.7 million of net cash proceeds from the sale of our property located at 8900-8980 Benson Avenue and 5637 Arrow Highway and borrowings under our unsecured revolving credit facility.

(3)
The Ontario Airport Commerce Center is an industrial park which includes the following three properties: (i) 1900 Proforma Avenue, (ii) 1910 Archibald Avenue and (iii) 1920 Archibald Avenue. This acquisition was partially funded through a 1031 Exchange using $10.3 million of net cash proceeds from the sale of our property located at 700 Allen Avenue and 1851 Flower Street, borrowings under our unsecured revolving credit facility and available cash on hand.

(4)	This acquisition was funded with available cash on hand.
The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2018 Acquisitions
Assets:
Land	$31,309
Buildings and improvements	20,006
Tenant improvements	476
Acquired lease intangible assets(1)	2,570
Other acquired assets(2)	29
Total assets acquired	54,390
Liabilities:
Acquired lease intangible liabilities(3)	1,204
Other assumed liabilities(2)	433
Total liabilities assumed	1,637
Net assets acquired	$52,753

(1)
Acquired lease intangible assets is comprised of $2.5 million of in-place lease intangibles with a weighted average amortization period of 2.8 years and $0.1 million of above-market lease intangibles with a weighted average amortization period of 3.1 years.

(2)	Includes other working capital assets acquired and liabilities assumed, at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 4.3 years.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	March 31, 2018	December 31, 2017
Acquired Lease Intangible Assets:
In-place lease intangibles	$97,017	$95,750
Accumulated amortization	(56,040)	(51,735)
In-place lease intangibles, net	40,977	44,015
Above-market tenant leases	10,631	10,718
Accumulated amortization	(5,732)	(5,494)
Above-market tenant leases, net	4,899	5,224
Acquired lease intangible assets, net	$45,876	$49,239
Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(26,047)	$(24,843)
Accumulated accretion	8,405	6,925
Below-market tenant leases, net	(17,642)	(17,918)
Above-market ground lease	(290)	(290)
Accumulated accretion	149	141
Above-market ground lease, net	(141)	(149)
Acquired lease intangible liabilities, net	$(17,783)	$(18,067)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended March 31,
	2018	2017
In-place lease intangibles(1)	$5,191	$2,955
Net below-market tenant leases(2)	$(1,108)	$(109)
Above-market ground lease(3)	$(8)	$(8)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below-market tenant leases is recorded as an increase to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$662,425	$671,658
Less: unamortized discount and debt issuance costs(1)	(3,008)	(2,717)
Carrying value	$659,417	$668,941

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
The following table summarizes the components and significant terms of our indebtedness as of March 31, 2018, and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan(3)	$58,695	$(105)	$58,891	$(125)	8/1/2019	(4)	LIBOR+1.90%		3.95%
Gilbert/La Palma(5)	2,730	(135)	2,767	(138)	3/1/2031		5.125%		5.42%
Unsecured Debt
$100M Term Loan Facility	100,000	(322)	100,000	(343)	2/14/2022		LIBOR+1.20%	(6)	3.18%	(7)
Revolving Credit Facility	51,000	—	60,000	—	2/12/2021	(8)	LIBOR+1.10%	(6)(9)	2.98%
$225M Term Loan Facility	225,000	(1,756)	225,000	(1,398)	1/14/2023		LIBOR+1.20%	(6)	2.95%	(10)
$100M Notes	100,000	(557)	100,000	(576)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(133)	125,000	(137)	7/13/2027		3.930%		3.94%
Total	$662,425	$(3,008)	$671,658	$(2,717)

(1)	Reflects the contractual interest rate under the terms of the loan, as of March 31, 2018.

(2)
Reflects the effective interest rate as of March 31, 2018, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of March 31, 2018.

(3)
This term loan is secured by six properties. Beginning August 15, 2016, monthly payments of interest and principal are based on a 30-year amortization table. As of March 31, 2018, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps, one of which is an amortizing swap. See Note 7 for details.

(4)	One additional one-year extension available at the borrower’s option.

(5)	Monthly payments of interest and principal are based on a 20-year amortization table.

(6)
The LIBOR margin will range from 1.20% to 1.70% for the $100.0 million term loan facility, 1.10% to 1.50% for the unsecured revolving credit facility and 1.20% to 1.70% for the $225.0 million term loan facility depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, or leverage ratio, which is measured on a quarterly basis.

(7)	As of March 31, 2018, interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(8)	Two additional six-month extensions are available at the borrower’s option.

(9)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(10)	As of March 31, 2018, interest on $125.0 million of this $225.0 million term loan facility has been effectively fixed through the use of an interest rate swap. See Note 7 for details.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts/premiums and debt issuance costs, as of March 31, 2018, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2018 - December 31, 2018	$700
2019	58,266
2020	166
2021	51,175
2022	100,184
Thereafter	451,934
Total	$662,425
Fourth Amendment to Credit Agreement
On January 16, 2018, we entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”) to amend our Credit Agreement, dated as of January 14, 2016 (as amended from time to time) for our $225.0 million unsecured term loan facility (the “$225 Million Term Loan Facility”).
Amounts outstanding under the $225 Million Term Loan Facility bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate, as defined in the $225 Million Term Loan Facility, plus an applicable margin that is based on our leverage ratio. The Fourth Amendment decreases the applicable margin for LIBOR-based borrowings from a range of 1.50% to 2.25% per annum to a range of 1.20% to 1.70% per annum and decreases the applicable margin for Base Rate-based borrowings from a range of 0.50% to 1.25% per annum to a range of 0.20% to 0.70%.
If we obtain one additional investment grade rating by one or more of Standard & Poor's (“S&P”) or Moody's Investor Services (“Moody’s) to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the $225 Million Term Loan Facility to be based on such rating. Under this pricing structure, the Fourth Amendment decreases the applicable margin for LIBOR-based borrowings from a range of 1.40% to 2.35% per annum to a range of 0.90% to 1.75% per annum and decreases the applicable margin for Base Rate-based borrowings from a range of 0.40% to 1.35% per annum to a range of 0.00% to 0.75% per annum.
Credit Facility
We have a $450.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $350.0 million unsecured revolving credit facility (the “Revolver”) and a $100.0 million unsecured term loan facility (the “$100 Million Term Loan Facility”). The Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available, and the $100 Million Term Loan Facility is scheduled to mature on February 14, 2022. Under the terms of the Credit Facility, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the $100 Million Term Loan Facility, additional term loan tranches or any combination of the foregoing.
     Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Revolver range in amount from 1.10% to 1.50% for LIBOR-based loans and 0.10% to 0.50% for Base Rate-based loans, depending on our leverage ratio. The margins for the $100 Million Term Facility range in amount from 1.20% to 1.70% for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.
     If we attain one additional investment grade rating by one or more of S&P or Moody’s to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Credit Facility to be based on such rating. In that event, the margins for the Revolver will range in amount from 0.825% to 1.55% for LIBOR-based loans and 0.00% to 0.55% for Base Rate-based loans, depending on such rating, and the margins for the $100 Million Term Loan Facility will range in amount from 0.90% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for Base Rate-based loans, depending on such rating.
     In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable facility fee, based upon our leverage ratio, on each lender's commitment amount under the Revolver, regardless of usage. The applicable facility fee will range in amount from 0.15% to 0.30%, depending on our leverage ratio. In the event that we convert the pricing structure to be based on an investment-grade rating, the applicable facility fee will range in amount from 0.125% to 0.30%, depending on such rating.
The Credit Facility is guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Operating Partnership that own an unencumbered property. The Credit Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.
The Revolver and the $100 Million Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the $100 Million Term Loan Facility and repaid or prepaid may not be reborrowed.
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
On March 31, 2018, we had $51.0 million outstanding under the Revolver, leaving $299.0 million available for additional borrowings.
Debt Covenants
The Credit Facility, the $225 Million Term Loan Facility, the $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), and the $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Credit Facility and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.5 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
The Credit Facility, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.

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
We were in compliance with all of our required quarterly debt covenants as of March 31, 2018.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of March 31, 2018, is summarized as follows (in thousands):

Twelve months ended March 31,
2019	$148,022
2020	129,932
2021	99,818
2022	66,007
2023	45,186
Thereafter	131,405
Total	$620,370
The future minimum base rent in the table above excludes tenant reimbursements, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

7.	Interest Rate Swaps
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of our debt funding and through the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash payments principally related to our borrowings.
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
The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income/(loss) (“AOCI”) and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transaction affects earnings.

The following table sets forth a summary of our interest rate swaps at March 31, 2018 and December 31, 2017 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$30,000	$30,000	$72	$(11)
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$28,695	$28,891	$22	$(70)
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$50,000	$50,000	$89	$(18)
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$50,000	$50,000	$14	$(120)
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$125,000	$—	$5,209	$3,582
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$—	$—	$3,782	$2,521
Interest Rate Swap	12/14/2018	8/14/2021	1.764%	$—	$—	$2,106	$1,090

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)
The fair value of derivative assets are included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets and the fair value of (derivative liabilities) are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives	$4,246	$304
Amount of loss reclassified from AOCI into earnings under “Interest expense”	$(74)	$(448)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$5,852	$3,998
     During the next twelve months, we estimate that an additional $1.9 million will be reclassified from AOCI into earnings as a decrease to interest expense.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.
The following tables present information about the potential effects of netting if we were to offset our interest rate swap assets and interest rate swap liabilities in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands).

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018
Interest rate swaps	11,294	—	11,294	—	—	11,294
December 31, 2017
Interest rate swaps	7,193	—	7,193	(219)	—	6,974

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018
Interest rate swaps	—	—	—	—	—	—
December 31, 2017
Interest rate swaps	219	—	219	(219)	—	—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2018 and December 31, 2017, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Interest Rate Swap Asset	$11,294	$—	$11,294	$—
Interest Rate Swap Liability	$—	$—	$—	$—
December 31, 2017
Interest Rate Swap Asset	$7,193	$—	$7,193	$—
Interest Rate Swap Liability	$(219)	$—	$(219)	$—
     Financial Instruments Disclosed at Fair Value
The carrying amounts of cash and cash equivalents, rents and other receivables, other assets, accounts payable, accrued expenses and other liabilities, and tenant security deposits approximate fair value because of their short-term nature.
The fair value of our notes payable was estimated by calculating the present value of principal and interest payments, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality, and assuming each loans is outstanding through its respective contractual maturity date.

The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2018	$659,444	$—	$—	$659,444	$659,417
December 31, 2017	$673,377	$—	$—	$673,377	$668,941

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, in management, leasing and development services revenue.
Disposition of 200-220 South Grand Avenue
On November 30, 2017, we entered into a purchase and sale agreement (the "Agreement") with 6110-6114 Cahuenga Avenue, LLC (the "Buyer"), which was subsequently amended on January 2, 2018, for the sale of our property located at 200-220 South Grand Avenue for a contract price of approximately $4.5 million. Larry Schwimmer is the general partner of the Buyer and father of Howard Schwimmer, our Co-Chief Executive Officer. Prior to entering into the Agreement, the relevant facts and circumstances relating to this transaction were presented to our audit committee, in accordance with our corporate governance guidelines, and to our board of directors. This transaction was unanimously approved by our audit committee in accordance with our corporate governance guidelines. On March 7, 2018, the sale of this property was completed.
On March 7, 2018, we also entered into management agreements with the Buyer and Howard Schwimmer to provide property management and leasing services for the property. Fees and commission earned from managing this property are included in “Management, leasing and development services” in the consolidated statements of operations.

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
As of March 31, 2018, and December 31, 2017, we had a $1.1 million and $1.1 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of March 31, 2018, and December 31, 2017, we also had a $1.1 million and $1.1 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of March 31, 2018, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062. We recognized rental expense for our ground lease in the amount of $36 thousand and $36 thousand for the three months ended March 31, 2018 and 2017, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our office space leases in the amount of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.
The future minimum commitment under our ground lease and office space leases as of March 31, 2018, is as follows (in thousands):

	Office Leases	Ground Lease
April 1, 2018 - December 31, 2018	$591	$108
2019	569	144
2020	164	144
2021	120	144
2022	—	144
Thereafter	—	5,676
Total	$1,444	$6,360
Tenant and Construction Related Commitments
As of March 31, 2018, we had commitments of approximately $30.8 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2018, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of March 31, 2018, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the three months ended March 31, 2018, no single tenant accounted for more than 5% of our total consolidated rental revenues.

11.	Dispositions and Real Estate Held for Sale
Dispositions
The following table summarizes the properties we sold during the three months ended March 31, 2018:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
8900-8980 Benson Avenue and 5637 Arrow Highway	Inland Empire West	1/2/2018	88,016	$11,440	$4,029
700 Allen Avenue and 1851 Flower Street	Los Angeles - San Fernando Valley	1/17/2018	25,168	$10,900	$4,753
200-220 South Grand Avenue	Orange County - Airport	3/7/2018	27,200	$4,515	$1,201
Total			140,384	$26,855	$9,983

(1)	Represents the gross contractual sales price before commissions, prorations and other closing costs.
Real Estate Held for Sale
As of March 31, 2018, our properties located at (i) 1910 Archibald and (ii) 1920 Archibald were classified as held for sale. These properties are owned by entities that are wholly owned by the Company’s taxable REIT subsidiary, Rexford Industrial Realty and Management, Inc., which is wholly owned by the Operating Partnership.
As of December 31, 2017, our properties located at (i) 700 Allen Avenue and 1830 Flower Street and (ii) 8900-8980 Benson Avenue and 5637 Arrow Highway were classified as held for sale.
The following table summarizes the major classes of assets and liabilities associated with real estate properties classified as held for sale (in thousands):

	March 31, 2018	December 31, 2017
Land	$5,874	$5,671
Buildings and improvements	1,949	7,180
Tenant improvements	82	429
Construction in progress	—	16
Real estate held for sale	7,905	13,296
Accumulated depreciation	—	(1,609)
Real estate held for sale, net	7,905	11,687
Acquired lease intangible assets, net	371	71
Other assets associated with real estate held for sale	24	678
Total assets associated with real estate held for sale, net	$8,300	$12,436

Tenant security deposits	$75	$193
Other liabilities associated with real estate held for sale	57	50
Total liabilities associated with real estate held for sale	$132	$243

12.	Equity
Common Stock
On September 21, 2017, we established a new at-the-market equity offering program (the “ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents.  During the three months ended March 31, 2018, we sold a total of 2,085,663 shares of our common stock under the ATM Program, at a weighted average price of $28.02 per share, for gross proceeds of $58.5 million, and net proceeds of $57.6 million, after deducting the sales agents’ fee. As of March 31, 2018, we had the capacity to issue up to an additional $170.6 million of common stock under the ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. As of March 31, 2018, noncontrolling interests consisted of 1,883,636 OP Units and 157,539 fully-vested LTIP units and represented approximately 2.5% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2018, 22,104 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
2013 Incentive Award Plan
In July 2013, we established the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which we may make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 2,272,689 shares (of which 403,862 shares of common stock, LTIP units and Performance Units remain available for issuance as of March 31, 2018).

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
The following table sets forth our share-based award activity for the three months ended March 31, 2018:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2018	190,695	293,485	703,248
Granted	89,637	57,443	—
Forfeited	(10,210)	—	—
Vested(1)	(43,671)	(45,034)	—
Balance at March 31, 2018	226,451	305,894	703,248

(1)
During the three months ended March 31, 2018, 15,287 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2018:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
March 1, 2018 - December 31, 2018	37,957	111,721	315,998
2019	69,991	114,818	199,000
2020	56,462	73,151	188,250
2021	40,102	3,102	—
2022	21,939	3,102	—
Total	226,451	305,894	703,248

(1)
Represents the maximum number of Performance Units that would become earned and vested on December 14, 2018, December 28, 2019 and December 14, 2020, in the event that the specified maximum total shareholder return (“TSR”) goals are achieved over the three-year performance period from December 15, 2015 through December 14, 2018, the three-year performance period from December 29, 2016 through December 28, 2019, and the three-year performance period from December 15, 2017 through December 14, 2020, respectively. The number of Performance Units that ultimately vest will be based on both the Company’s absolute TSR and the Company’s TSR performance relative to a peer group over each three-year performance period. The maximum number of Performance Units will be earned only if the Company both (i) achieves 50% or higher absolute TSR, inclusive of all dividends paid, over each three-year performance period with respect to the awards vesting on December 14, 2018 and December 28, 2019, and achieves 36% or higher absolute TSR, inclusive of all dividends paid, over the three-year performance period with respect to the awards vesting on December 14, 2020, and (ii) finishes in the 75th or greater percentile of the peer group for TSR over each three-year performance period.

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Expensed share-based compensation(1)	$2,963	$1,346
Capitalized share-based compensation(2)	51	50
Total share-based compensation	$3,014	$1,396

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of March 31, 2018, total unrecognized compensation cost related to all unvested share-based awards was $13.2 million and is expected to be recognized over a weighted average remaining period of 29 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2018 and 2017, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2018	2017
Accumulated other comprehensive income - beginning balance	$6,799	$3,445
Other comprehensive income before reclassifications	4,246	304
Amounts reclassified from accumulated other comprehensive income to interest expense	74	448
Net current period other comprehensive income	4,320	752
Less other comprehensive income attributable to noncontrolling interests	(105)	(21)
Other comprehensive income attributable to common stockholders	4,215	731
Accumulated other comprehensive income - ending balance	$11,014	$4,176

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$15,084	$5,721
Less: Preferred stock dividends	(2,423)	(1,322)
Less: Net income attributable to noncontrolling interests	(318)	(132)
Less: Net income attributable to participating securities	(97)	(91)
Net income attributable to common stockholders	$12,246	$4,176

Denominator:
Weighted average shares of common stock outstanding – basic	78,694,161	66,341,138
Effect of dilutive securities - performance units	501,899	285,101
Weighted average shares of common stock outstanding – diluted	79,196,060	66,626,239

Earnings per share — Basic
Net income attributable to common stockholders	$0.16	$0.06
Earnings per share — Diluted
Net income attributable to common stockholders	$0.15	$0.06
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
Acquisitions
On April 4, 2018, we acquired the property located at 4039 Calle Platino in Oceanside, California for a contract price of $20.0 million. The property consists of one single-tenant building with 143,274 rentable square feet.

On April 5, 2018, we acquired the property located at 851 Lawrence Drive in Thousand Oaks, California for a contract price of $6.6 million. The property consists of one single-tenant building with 49,976 rentable square feet.
On April 6, 2018, we acquired the property located at 1581 North Main Street in Orange, California for a contract price of approximately $7.2 million. The property consists of one single-tenant building with 39,661 rentable square feet.
On April 26, 2018, we acquired the property located at 1580 West Carson Street in Long Beach, California for a contract price of $7.5 million. The property consists of one single-tenant building with 43,787 rentable square feet.
On April 26, 2018, we acquired the property located at 660 & 664 North Twin Oaks Valley Road in San Marcos, California for a contract price of $14.0 million. The property consists of one single-tenant building with 96,993 rentable square feet.
Dispositions
On April 9, 2018, we completed the sale of the building located at 6770 Central Avenue Suite B in Riverside, California for a contract price of approximately $1.7 million.
Dividends Declared
On April 30, 2018, our board of directors declared a quarterly cash dividend of $0.16 per share of common stock and a quarterly cash distribution of $0.16 per OP Unit, to be paid on July 16, 2018, to holders of record as of June 29, 2018. Also, on April 30, 2018, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock and 5.875% Series B Cumulative Redeemable Preferred Stock, to be paid on June 29, 2018, to preferred stockholders of record as of June 15, 2018.

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
Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, develop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property. We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of March 31, 2018, our consolidated portfolio consisted of 153 properties with approximately 18.7 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.2 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties where we can enhance returns through value-add renovations and redevelopment. Scarcity of available space and high barriers limiting new construction all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are in a position to take advantage of the opportunities in our markets to achieve our objectives.
2018 Year to Date Highlights
Acquisitions

•	During the first quarter of 2018, we completed the acquisition of five properties with a combined 432,411 rentable square feet, for a total gross purchase price of $52.7 million.

•	Subsequent to March 31, 2018, we completed the acquisition of five properties with a combined 373,691 rentable square feet, for a total gross purchase price of $55.3 million.
Repositioning

•	During the first quarter of 2018, we completed the repositioning and lease-up of 43,927 rentable square feet of space at 3233 Mission Oaks Boulevard.
Dispositions

•
During the first quarter of 2018, we sold three properties with a combined 140,384 rentable square feet, for a total gross sales price of $26.9 million, and total net cash proceeds of $25.2 million, which were used to partially fund the acquisition of three properties through tax-deferred like-kind exchange transactions.

Financing

•
In January 2018, we amended our $225.0 million unsecured term loan facility, resulting in the reduction of the applicable margin for LIBOR-based borrowings from a range of 1.50% to 2.25% per annum to a range of 1.20% to 1.70% per annum.

Equity

•
During the first quarter of 2018, we sold 2,085,663 shares of common stock under our at-the-market equity offering program for gross proceeds of $58.5 million, or approximately $28.02 per share, and net proceeds of approximately $57.6 million after deducting the sales agents’ fee.

Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.

The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, tax reform and changes to trade and tariff policies and the impact of rising interest rates, we continue to observe a number of positive trends within our target infill markets that we expect will continue throughout 2018.
In Los Angeles County, market fundamentals were strong during the first quarter of 2018, as continued high tenant demand kept vacancy levels low and average asking lease rates reached a new record high. Current market conditions indicate rents are likely to continue their upward trend throughout 2018, as occupancy remains at near capacity levels and new development remains limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were favorable during the first quarter of 2018. With steady tenant demand, rents continued their upward trend and vacancy nominally decreased quarter-over-quarter. Regional market conditions indicate the potential for continued rental growth through the remainder of 2018.
In San Diego, average asking leasing rates increased to a record high, net absorption was positive and overall vacancy remained low.
In Ventura County, vacancy increased slightly quarter-over-quarter and asking lease rates increased slightly quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remained low and asking lease rates were unchanged quarter-over-quarter. We expect the outlook for the Inland Empire West to be positive throughout 2018. We generally do not focus on properties located within the Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
Acquisitions and Redevelopment of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add value through functional or physical repositioning and improvements.  Through various redevelopment, repositioning, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy rates that meet or exceed market rates.
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
As of March 31, 2018, five of our properties were in various stages of repositioning and one of our properties was in the lease-up stage. In addition, we anticipate beginning repositioning work on two additional properties during the remainder of 2018. The table below sets forth a summary of these properties, as well as the one project that was completed and leased during the quarter. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

					Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Estimated Development Rentable Square Feet	Start	Completion	Total Property Leased % at 3/31/18
Current Repositioning:
14750 Nelson - Repositioning		138,090	138,090	—	3Q-2016	2Q-2018	—%
14750 Nelson - Development		—	—	63,900	3Q-2016	3Q-2018	—%
14750 Nelson (San Gabriel Valley)	LA	138,090	138,090	63,900	3Q-2016	3Q-2018	—%
301-445 Figueroa Street (South Bay)(2)	LA	133,650	52,200	—	4Q-2016	3Q-2018	61%
28903 Avenue Paine - Repositioning		111,346	111,346	—	1Q-2017	2Q-2018	—%
28903 Avenue Paine - Development		—	—	115,817	1Q-2017	1Q-2019	—%
28903 Avenue Paine (SF Valley)	LA	111,346	111,346	115,817	1Q-2017	1Q-2019	—%
2722 Fairview Street (OC Airport)	OC	116,575	58,802	—	1Q-2018	2Q-2018	50%
3233 Mission Oaks Blvd - Unit 3233 (Ventura):	VC	461,210	111,419	—	2Q-2017	4Q-2018	67%
Total			471,857	179,717

Lease-up Stage:
1601 Alton Parkway (OC Airport)	OC	124,988	15,874	—	4Q-2014	4Q-2017	87%
Total			15,874	—

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)	LA	38,362	—	201,808	3Q-2018	3Q-2019	100%	(3)
15401 Figueroa Street (South Bay)	LA	38,584	—	—	2Q-2018	3Q-2018	100%	(3)
Total Current Repositioning, Lease-up Stage and Future Repositioning			487,731	381,525

Stabilized:(4)
3233 Mission Oaks Blvd - Unit H (Ventura):	VC	461,210	—	—	N/A	N/A	67%

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
The property located at 301-445 Figueroa Street has 14 units, all of which will be repositioned in various phases. As of March 31, 2018, the property consists of: five units (57,220 rentable square feet) that have been completed and leased; five units (45,240 RSF) that have been completed and are vacant; one unit (6,960 rentable square feet) that is currently under repositioning; and three units (24,230 rentable square feet) in which repositioning has not yet started. We estimate that the latter four units (31,190 rentable square feet) will be completed by the end of 3Q-2018.

(3)	As of March 31, 2018, the tenants at these properties are either under a month-to-month (“MTM”) lease or have holdover tenancy.

(4)	We consider a repositioning property to be stabilized at the earlier of the following: (i) upon reaching 90% occupancy or (ii) one year from the date of completion of repositioning construction work.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.4 million of interest expense and $0.2 million of insurance and real estate tax expense during the three months ended March 31, 2018, respectively, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of March 31, 2018, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.7% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table under “Acquisitions and Redevelopment of Properties” above, as of March 31, 2018, six of our properties with a combined 0.5 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Vacant repositioning space and lease-up space at these six properties are concentrated in our Los Angeles, Orange County and Ventura markets, and represent 2.6% of our total consolidated portfolio square footage as of March 31, 2018. Including vacant repositioning space and lease-up space at these six properties, our weighted average occupancy rate as of March 31, 2018, in Los Angeles, Orange County and Ventura was 95.8%, 94.1% and 87.1%, respectively. Excluding vacant repositioning space and lease-up space at these six properties, our weighted average occupancy rate as of March 31, 2018, in these markets was 99.2%, 97.1% and 93.1%, respectively. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In recent years, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive throughout 2018, and we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2018:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2018	47	281,844	4.8	$11.29	32.0%	18.1%

	Renewals						Expiring Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2018	70	566,551	2.8	$10.66	23.1%	13.8%	119	913,468	68.4%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2018, exclude 10 leases aggregating 113,185 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2018, exclude one lease for 1,205 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes two leases totaling 65,762 rentable square feet that expired during the three months ended March 31, 2018, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the three months ended March 31, 2018, we completed the repositioning and lease-up of 43,927 square feet at 3233 Mission Oaks Boulevard. As of the date of this filing, we have five repositioning projects with estimated construction completion periods ranging from the second quarter of 2018 to the first quarter of 2019 and one property in the lease-up stage. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2018, for each of the ten full and partial calendar years beginning with 2018 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	427,471	2.3%	$—	—%	$—
Current Repositioning(6)	—	471,857	2.5%	$—	—%	$—
MTM Tenants(7)	88	200,469	1.1%	$2,052	1.3%	$10.23
Remainder of 2018	251	1,758,546	9.4%	$16,516	10.4%	$9.39
2019	319	2,814,872	15.0%	$25,519	16.0%	$9.07
2020	306	3,977,895	21.2%	$33,817	21.2%	$8.50
2021	179	3,728,051	19.9%	$31,281	19.6%	$8.39
2022	105	1,844,282	9.8%	$15,776	9.9%	$8.55
2023	55	1,059,152	5.7%	$10,553	6.6%	$9.96
2024	14	757,895	4.0%	$7,260	4.6%	$9.58
2025	5	155,506	0.8%	$1,805	1.2%	$11.61
2026	6	273,904	1.5%	$3,235	2.0%	$11.81
2027	6	220,311	1.2%	$2,077	1.3%	$9.43
Thereafter	8	1,051,093	5.6%	$9,450	5.9%	$8.99
Total Consolidated Portfolio	1,342	18,741,304	100.0%	$159,341	100.0%	$8.98

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2018, multiplied by 12. Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2018.

(4)	Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2018.

(5)
Represents vacant space (not under repositioning) as of March 31, 2018. Includes new leases aggregating 69,639 rentable square feet that have been signed but had not yet commenced as of March 31, 2018.

(6)
Represents space at five of our properties that were classified as current repositioning as of March 31, 2018. Refer to the table under “Acquisitions and Redevelopment of Properties” for a summary of these properties. Excludes completed repositioning properties and properties in lease-up.

(7)
Represents tenants under MTM leases or having holdover tenancy.  Includes 62 MTM leases aggregating 65,390 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of March 31, 2018, in addition to 0.4 million rentable square feet of currently available space in our portfolio and 0.5 million rentable square feet of vacant space under current repositioning, leases representing 9.4% and 15.0% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2018 and 2019, respectively. During the three months ended March 31, 2018, we renewed 70 leases for 566,551 rentable square feet, resulting in a 68.4% retention rate. Our retention rate during the period was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents. During the three months ended March 31, 2018, new and renewal leases had a weighted average term of 4.8 and 2.8 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2018 and 2019 represent approximately 10.4% and 16.0% respectively, of the total annualized base rent for our portfolio as of March 31, 2018. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2018 and 2019 are currently below current market asking rents, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2018 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2019 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of March 31, 2018, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2018 and 2017.

Critical Accounting Policies
In our 2017 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this report.
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
For the three months ended March 31, 2018 and 2017, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2017, and still owned by us as of March 31, 2018, which consisted of 127 properties aggregating approximately 14.1 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2017 through March 31, 2018, interest income from our note receivable, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 26 properties aggregating approximately 4.7 million rentable square feet that were purchased between January 1, 2017 and March 31, 2018, and the nine properties aggregating approximately 0.9 million rentable square feet that were sold between January 1, 2017 and March 31, 2018.
As of March 31, 2018 and 2017, our Same Properties Portfolio occupancy was approximately 94.9% and 92.7%, respectively. For the three months ended March 31, 2018 and 2017, our Same Properties Portfolio weighted average occupancy was approximately 95.0% and 93.9%, respectively.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
	2018	2017		Change	2018	2017		Change
RENTAL REVENUES
Rental income	$31,145	$28,575	$2,570	9.0%	$40,911	$29,614	$11,297	38.1%
Tenant reimbursements	5,056	5,004	52	1.0%	7,293	5,155	2,138	41.5%
Other income	221	201	20	10.0%	229	232	(3)	(1.3)%
TOTAL RENTAL REVENUES	36,422	33,780	2,642	7.8%	48,433	35,001	13,432	38.4%
Management, leasing and development services	—	—	—	—%	103	126	(23)	(18.3)%
Interest income	—	—	—	—%	—	227	(227)	(100.0)%
TOTAL REVENUES	36,422	33,780	2,642	7.8%	48,536	35,354	13,182	37.3%
EXPENSES
Property expenses	8,997	8,680	317	3.7%	11,960	9,222	2,738	29.7%
General and administrative	—	—	—	—%	6,162	5,086	1,076	21.2%
Depreciation and amortization	12,629	12,828	(199)	(1.6)%	19,452	13,599	5,853	43.0%
TOTAL OPERATING EXPENSES	21,626	21,508	118	0.5%	37,574	27,907	9,667	34.6%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	9	385	(376)	(97.7)%
Interest expense	—	—	—	—%	5,852	3,998	1,854	46.4%
TOTAL OTHER EXPENSES	—	—	—	—%	5,861	4,383	1,478	33.7%
TOTAL EXPENSES	21,626	21,508	118	0.5%	43,435	32,290	11,145	34.5%
Equity in income from unconsolidated real estate entities	—	—	—		—	11	(11)
Loss on extinguishment of debt	—	—	—		—	(22)	22
Gains on sale of real estate	—	—	—		9,983	2,668	7,315
NET INCOME	$14,796	$12,272	$2,524		$15,084	$5,721	$9,363

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $2.6 million, or 9.0%, and $11.3 million, or 38.1%, respectively, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was partially driven by the completion of repositioning work and subsequent lease-up of space at five of our properties during 2017, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 26 properties we acquired between January 1, 2017, and March 31, 2018.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.1 million, or 1.0%, and $2.1 million, or 41.5%, respectively, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in the weighted average occupancy for comparable periods, which was partially driven by the completion of repositioning work and subsequent lease-up of space at five of our properties during 2017, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 26 properties we acquired between January 1, 2017 and March 31, 2018.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $20 thousand, or 10.0%, and decreased $3 thousand, or 1.3%, respectively, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in our Same Properties Portfolio other income was primarily due an increase in miscellaneous income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $23 thousand, or 18.3%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a decrease in leasing commissions earned from properties we manage that are not owned by us (see Note 9 to the consolidated financial statements for additional details).
Interest Income
Interest income for the three months ended March 31, 2017, relates to a $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.3 million, or 3.7%, and $2.7 million, or 29.7%, respectively, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense and an increase in insurance expense due to a new earthquake policy we obtained in June 2017, partially offset by a decrease in repairs and maintenance expense and a decrease in overhead costs. Our Total Portfolio property expenses was also impacted by incremental expenses from the 26 properties we acquired between January 1, 2017, and March 31, 2018.
General and Administrative
Our Total Portfolio general and administrative expenses increased $1.1 million, or 21.2%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increase in accrued bonus expense, an increase in non-cash equity compensation expense primarily related to equity grants made in December 2017, and an increase in professional consulting fees.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.2 million, or 1.6%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2017, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2017. Our Total Portfolio depreciation and amortization expense increased $5.9 million, or 43.0%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the incremental expense from the 26 properties we acquired between January 1, 2017, and March 31, 2018, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.4 million, or 97.7%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the write-off of $0.3 million of transaction costs in connection with the termination of a ground lease in March 2017.
Interest Expense
Our Total Portfolio interest expense increased by $1.9 million, or 46.4%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in interest expense is primarily comprised of the following: (i) a $1.2 million increase related to the issuance of $125.0 million of 3.93% fixed rate senior notes in July 2017, (ii) a $0.5 million increase related to the increase in borrowings on our unsecured revolving credit facility and (iii) a $0.1 million decrease in capitalized interest expense resulting from a decrease in construction activity related to our repositioning properties.
Equity in Income from Unconsolidated Real Estate Entities
Equity in income from unconsolidated real estate entities of $11 thousand for the three months ended March 31, 2017, represents the final liquidating distribution we received in connection with the winding down of our joint venture.
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
Gain on Sale of Real Estate
For the three months ended March 31, 2018, we recognized a total gain on sale of real estate of $10.0 million from the disposition of three properties that were sold for an aggregate gross sales price of $26.9 million. For the three months ended March 31, 2017, we recognized a gain on sale of real estate of $2.7 million from the disposition of one property that was sold for a gross sales price of $6.9 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended March 31,
	2018	2017

Net income	$15,084	$5,721
Add:
Depreciation and amortization	19,452	13,599
Deduct:
Gains on sale of real estate	9,983	2,668
Gain on acquisition of unconsolidated joint venture property	—	11
Funds From Operations (FFO)	$24,553	$16,641
Less: preferred stock dividends	(2,423)	(1,322)
Less: FFO attributable to noncontrolling interest(1)	(557)	(449)
Less: FFO attributable to participating securities(2)	(158)	(137)
FFO attributable to common stockholders	$21,415	$14,733

(1)	Noncontrolling interests represent holders of outstanding common units of the Company's operating partnership that are owned by unit holders other than the Company.

(2)	Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.
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
NOI on a cash-basis (“Cash NOI”) is a non-GAAP measure, which we calculate by adding or subtracting the following items from from NOI: i) fair value lease revenue and ii) straight-line rental revenue adjustments. We use Cash NOI, together with NOI, as a supplemental performance measure. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental income	$40,911	$29,614
Tenant reimbursements	7,293	5,155
Other income	229	232
Total operating revenues	48,433	35,001
Property expenses	11,960	9,222
Net Operating Income	$36,473	$25,779
Amortization of (below) above market lease intangibles, net	(1,116)	(117)
Straight line rental revenue adjustment	(1,969)	(956)
Cash Net Operating Income	$33,388	$24,706

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$15,084	$5,721
Add:
General and administrative	6,162	5,086
Depreciation and amortization	19,452	13,599
Acquisition expenses	9	385
Interest expense	5,852	3,998
Loss on extinguishment of debt	—	22
Deduct:
Management, leasing and development services	103	126
Interest income	—	227
Equity in income from unconsolidated real estate entities	—	11
Gains on sale of real estate	9,983	2,668
Net Operating Income	$36,473	$25,779
Amortization of (below) above market lease intangibles, net	(1,116)	(117)
Straight line rental revenue adjustment	(1,969)	(956)
Cash Net Operating Income	$33,388	$24,706

Non-GAAP Supplemental Measure: EBITDAre
We calculate earnings before interest expense, income taxes, depreciation and amortization for real estate (“EBITDAre”) in accordance with the standards established by NAREIT. EBITDAre is calculated as net income (loss) (computed in accordance with GAAP), before interest expense, income tax expense, depreciation and amortization, gains (or losses) from sales of depreciable operating property, impairment losses and adjustments to reflect our proportionate share of EBITDAre from our unconsolidated joint venture.
We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our properties. We also use this measure in ratios to compare our performance to that of our industry peers. In addition, we believe EBITDAre is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs. However, our industry peers may not calculate EBITDAre in accordance with the NAREIT definition as we do and, accordingly, our EBITDAre may not be comparable to our peers’ EBITDAre. Accordingly, EBITDAre should be considered only as a supplement to net income (loss) as a measure of our performance.
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$15,084	$5,721
Interest expense	5,852	3,998
Depreciation and amortization	19,452	13,599
Gains on sale of real estate	(9,983)	(2,668)
Gain on sale of real estate from unconsolidated joint ventures	—	(11)
EBITDAre	$30,405	$20,639

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
As of March 31, 2018, our cash and cash equivalents were $15.6 million, and we had $51.0 million outstanding under our unsecured revolving credit facility, leaving $299.0 million available for future borrowings.
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
ATM Program
On September 21, 2017, we established a new at-the-market equity offering program (the “ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $300.0 million of our common stock through sales agents.  During the three months ended March 31, 2018, we sold 2,085,663 shares of our common stock under the ATM Program, at a weighted average price of $28.02 per share, for gross proceeds of $58.5 million, and net proceeds of $57.6 million, after deducting the sales agents’ fee. As of March 31, 2018, we had the capacity to issue up to an additional $170.6 million of common stock under the ATM Program.
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
During the three months ended March 31, 2018, we completed the sale of three of our properties located at 8900-8980 Benson Avenue and 5637 Arrow Highway, 700 Allen Avenue and 1851 Flower Street and 200-220 South Grand Avenue for an

aggregate gross sales price of $26.9 million and total net cash proceeds of $25.2 million. The net cash proceeds were used to partially fund the acquisition of two properties during the three months ended March 31, 2018, and one property in April 2018, as part of three 1031 Exchange transactions.
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
Credit Facility
We have a $450.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $350.0 million unsecured revolving credit facility (the "Revolver") and a $100.0 million unsecured term loan facility (the "$100 Million Term Loan Facility"). The Revolver is scheduled to mature on February 12, 2021 and has two six-month extension options available for a maximum maturity date of February 14, 2022, subject to certain conditions and the payment of an additional fee. The $100 Million Term Loan Facility is scheduled to mature on February 14, 2022. Under the terms of the Credit Facility, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the $100 Million Term Loan Facility, additional term loan tranches or any combination of the foregoing.
Interest on the Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Revolver range in amount from 1.10% to 1.50% for LIBOR-based loans and 0.10% to 0.50% for Base Rate-based loans, depending on our leverage ratio. The margins for the $100 Million Term Loan Facility range in amount from 1.20% to 1.70% for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.
If we attain one additional investment grade rating by one or more of Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”) to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Credit Facility to be based on such rating. In that event, the margins for the Revolver will range in amount from 0.825% to 1.550% for LIBOR-based loans and 0.00% to 0.55% for Base Rate-based loans, depending on such rating, and the margins for the $100 Million Term Loan Facility will range in amount from 0.90% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for Base Rate-based loans, depending on such ratings.
     In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable facility fee, based upon our leverage ratio, on the aggregate amount of each lender's Revolving Credit Commitment (whether or not such Revolving Credit Commitment is drawn), as defined in the Credit Facility. The applicable facility fee will range in amount from 0.15% to 0.30%, depending on our leverage ratio. In the event that we convert the pricing structure to be based on an investment-grade rating, the applicable facility fee will range in amount from 0.125% to 0.30%, depending on such rating.
The Credit Facility is guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Operating Partnership that own an unencumbered property. The Credit Facility is not secured by the Company’s properties or by equity interests in the subsidiaries that hold such properties.
The Revolver and the $100 Million Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty.  Amounts borrowed under the $100 Million Term Loan Facility and repaid or prepaid may not be reborrowed.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had borrowings of $225.0 million outstanding under the Revolver, leaving $125.0 million available for future borrowings.
Investment Grade Rating
In September 2017, Fitch Ratings affirmed our investment grade credit rating of BBB- with a stable outlook on the Revolver, the $100 Million Term Loan Facility, our $100 million unsecured guaranteed senior notes and our $125 million unsecured guaranteed senior notes. They also affirmed our investment grade credit rating of BB on our 5.875% Series A

Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired ten properties with a combined 0.8 million rentable square feet for a total gross purchase price of $108.0 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $250 million of acquisitions under contract. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Redevelopment of Properties, as of March 31, 2018, six of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on two additional properties during the remainder of 2018.  We currently estimate that approximately $38.6 million of capital will be required over the next six quarters (2Q-2018 through 3Q-2019) to complete the redevelopment and repositioning of these properties. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the ATM Program and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows (dollars in thousands):

	Three Months Ended March 31, 2018
	Total	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$11,392	9,944,261	$1.15
Recurring Capital Expenditures(4)	854	18,765,796	$0.05
Total Capital Expenditures	$12,246

(1)
For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures. For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio during the period.

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

(4)
Recurring capital expenditures are expenditures made in respect of a property for maintenance of such property and replacement of items due to ordinary wear and tear including, but not limited to, expenditures made for maintenance of parking lots, roofing materials, mechanical systems, HVAC systems and other structural systems.

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of March 31, 2018, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments and debt maturities	$662,425	$700	$58,266	$166	$51,175	$100,184	$451,934
Interest payments - fixed-rate debt(1)	79,858	5,931	9,333	9,325	9,316	9,307	36,646
Interest payments - variable-rate debt(2)	48,052	9,686	11,557	10,277	8,984	7,278	270
Office lease payments	1,444	591	569	164	120	—	—
Ground lease payments	6,360	108	144	144	144	144	5,676
Contractual obligations(3)	30,806	30,806	—	—	—	—	—
Total	$828,945	$47,822	$79,869	$20,076	$69,739	$116,913	$494,526

(1)
Reflects scheduled interest payments on our fixed rate debt, including the $100 million unsecured guaranteed senior notes, the $125 million unsecured guaranteed senior notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of March 31, 2018, and the one-month LIBOR rate of 1.88313%, as of March 31, 2018. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.  We anticipate these obligations to be paid as incurred through the remainder of 2018 and 2019, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2018”.

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
On April 30, 2018, our board of directors declared a quarterly cash dividend of $0.16 per share of common stock and a quarterly cash distribution of $0.16 per OP Unit, to be paid on July 16, 2018, to holders of record as of June 29, 2018. Also, on April 30, 2018, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock and 5.875% Series B Cumulative Redeemable Preferred Stock, to be paid on June 29, 2018, to preferred stockholders of record as of June 15, 2018.

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of March 31, 2018:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2019(3)	LIBOR + 1.90%	3.816%	(4)	$58,695	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,730	--
Unsecured Debt:
$100M Term Loan Facility	2/14/2022	LIBOR +1.20%(5)	3.098%	(6)	100,000	12/14/2018; 8/14/2021(6)
Revolver(7)	2/12/2021(8)	LIBOR +1.10%(5)	2.983%		51,000	--
$225M Term Loan Facility	1/14/2023	LIBOR +1.20%(5)	2.549%	(9)	125,000	1/14/2022(9)
$225M Term Loan Facility	1/14/2023	LIBOR +1.20%(5)	3.083%		100,000	--(10)
$100M Senior Notes	8/6/2025	4.290%	4.290%		100,000	--
$125M Senior Notes	7/13/2027	3.930%	3.930%		$125,000	--
Total Consolidated			3.392%		$662,425

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2018.  Assumes a 1-month LIBOR rate of 1.88313% as of March 31, 2018, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.

(2)	Excludes unamortized debt issuance costs and discounts aggregating $3.0 million as of March 31, 2018.

(3)	One additional one-year extension is available, if certain conditions are satisfied.

(4)
As of March 31, 2018, this term loan has been effectively fixed at 3.816% through the use of two interest rate swaps as follows: (i) $30 million at 3.726% with an effective date of January 15, 2015 and (ii) $28.7 million at 3.91% with an effective date of July 15, 2015.

(5)
The LIBOR margin will range from 1.20% to 1.70% for the $100 Million Term Loan Facility, 1.10% to 1.50% for the Revolver and 1.20% to 1.70% for the $225 million term loan facility depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of March 31, 2018, the $100 Million Term Loan Facility has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% with an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% with an effective date of February 16, 2016. We have an interest rate swap that will effectively fix the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin from December 14, 2018 (the expiration date of the current swap) through August 14, 2021.

(7)
The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(8)	Two additional six-month extensions available at the borrower’s option.

(9)
As of March 31, 2018, through the use of an interest rate swap, $125 million of the $225 million term loan facility has been effectively fixed at 1.349% plus the applicable LIBOR margin from February 14, 2018 to January 14, 2022.

(10)	We have an interest rate swap that will effectively fix $100 million of the $225 million term loan facility at 1.406% plus an applicable LIBOR margin from August 14, 2018 through January 14, 2022.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2018:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.9	3.49%	3.49%	$511,425	77%
Variable	4.1	LIBOR + 1.17%	3.05%	$151,000	23%
Secured vs. Unsecured:
Secured	1.9		3.87%	$61,425	9%
Unsecured	5.8		3.34%	$601,000	91%

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2018.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Revolver.  Assumes a 1-month LIBOR rate of 1.88313% as of March 31, 2018, as applicable.

(2)	Excludes unamortized debt issuance costs and discounts aggregating $3.0 million as of March 31, 2018.

At March 31, 2018, we had total consolidated indebtedness of $662.4 million, excluding unamortized debt issuance costs and discounts, with a weighted average interest rate of 3.392% and an average term-to-maturity of 5.5 years.  As of March 31, 2018, $511.4 million, or 77% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($227.7 million) or an interest rate swap ($283.7 million).  We have one interest rate swap that will effectively fix the interest on $100 million of the $225 million term loan facility at 1.406% plus an applicable LIBOR margin from August 14, 2018 through January 14, 2022. If this interest rate swap was effective as of March 31, 2018, our consolidated debt would be 92% fixed-rate and 8% variable-rate.
At March 31, 2018, we had consolidated indebtedness of $662.4 million, reflecting a net debt to total combined market capitalization of approximately 20.3%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Fourth Amendment to Credit Agreement
On January 16, 2018, we entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”) to amend our Credit Agreement, dated as of January 14, 2016 (as amended from time to time) for our $225.0 million unsecured term loan facility (the “$225 Million Term Loan Facility”).
Amounts outstanding under the $225 Million Term Loan Facility bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate, as defined in the $225 Million Term Loan Facility, plus an applicable margin that is based on our leverage ratio. The Fourth Amendment decreases the applicable margin for LIBOR-based borrowings from a range of 1.50% to 2.25% per annum to a range of 1.20% to 1.70% per annum and decreases the applicable margin for Base Rate-based borrowings from a range of 0.50% to 1.25% per annum to a range of 0.20% to 0.70%.
If we obtain one additional investment grade rating by one or more of S&P or Moody's to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the $225 Million Term Loan Facility to be based on such rating. Under this pricing structure, the Fourth Amendment decreases the applicable margin for LIBOR-based borrowings from a range of 1.40% to 2.35% per annum to a range of 0.90% to 1.75% per annum and decreases the applicable margin for Base Rate-based borrowings from a range of 0.40% to 1.35% per annum to a range of 0.00% to 0.75% per annum.
Debt Covenants
The Credit Facility, the $225 Million Term Loan Facility, the $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), and the $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Credit Facility and the $225 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Credit Facility, the $225 Million Term Loan Facility, the $100 Million Notes and the $125 Million Notes also contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
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
We were in compliance with all of our quarterly debt covenants as of March 31, 2018.

Off Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Cash provided by operating activities	$25,200	$19,077	$6,123
Cash used in investing activities	$(44,768)	$(17,144)	$(27,624)
Cash provided by financing activities	$32,534	$755	$31,779

Net cash provided by operating activities. Net cash provided by operating activities increased by $6.1 million to $25.2 million for the three months ended March 31, 2018, compared to $19.1 million for the three months ended March 31, 2017.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2017, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by higher cash paid for interest for comparable periods and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities increased by $27.6 million to $44.8 million for the three months ended March 31, 2018, compared to $17.1 million for the three months ended March 31, 2017. The increase was primarily attributable to a $37.2 million increase in cash paid for property acquisitions, including related deposits, and a $8.8 million increase in cash paid for construction and repositioning projects for comparable periods, partially offset by a $18.4 million increase in net proceeds from the sale of properties for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities increased by $31.8 million to $32.5 million for the three months ended March 31, 2018, compared to $0.8 million for the three months ended March 31, 2017. The increase was primarily attributable to (i) an increase of $53.7 million in net cash proceeds from the sale of shares of our common stock for comparable periods, (ii) an increase of $24.0 million in draws on the Revolver for comparable periods and (iii) the $9.9 million repayment of one of our secured mortgage loans in March 2017, inclusive of a $0.2 million early prepayment premium. These increases were partially offset by (i) an increase of $53.0 million in paydowns on the Revolver for comparable periods and (ii) an increase of $4.1 million in dividends and distributions paid for comparable periods, primarily resulting from the issuance of our 5.87% Series B Cumulative Redeemable Preferred Stock in November 2017, the increase in the number of common shares outstanding and the increase in our quarterly cash dividend from $0.145 per share of common stock to $0.16 per share of common stock.

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
As of March 31, 2018, interest on our $60.0 million amortizing term loan has been effectively fixed through the use of two interest rate swaps, with notional values of $30.0 million and $28.7 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.726%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.91%.
As of March 31, 2018, interest on the $100 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 Million Term Loan Facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Credit Facility.
On August 11, 2017, we entered into an interest rate swap transaction to manage our exposure to fluctuations in the variable interest rate associated with $100 Million Term Loan Facility. The interest rate swap, which has a notional value of $100.0 million, has an effective date of December 14, 2018, which coincides with the termination date of the two in-place interest rate swaps noted above, and has a maturity date of August 14, 2021. Upon termination of the two in-place swaps, the new swap will effectively fix the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable margin under the terms of the Credit Facility.
As of March 31, 2018, $125.0 million of the $225 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. This swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. We have a second interest rate swap that will effectively fix the remaining $100.0 million of the $225 Million Term Loan Facility at 1.406% plus an applicable LIBOR margin from August 14, 2018 through January 14, 2022.
At March 31, 2018, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts/premiums, of $662.4 million. Of this total amount, $511.4 million, or 77%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $151.0 million, or 23%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of March 31, 2018, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.8 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.8 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors as set forth in these documents.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	N/A	N/A
February 1, 2018 to February 28, 2018(1)	4,563	$27.68	N/A	N/A
March 1, 2018 to March 31, 2018(1)	10,724	$27.20	N/A	N/A
	15,287	$27.34	N/A	N/A

(1)	In February 2018 and March 2018, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information

Purchase Agreement

On May 1, 2018, the Company, through a wholly owned subsidiary of its Operating Partnership, entered into an agreement with a third-party seller to acquire an approximately 0.7 million square foot industrial building located in the Central Los Angeles market (the “Property”). The purchase price of the Property is $121.0 million, exclusive of closing costs, and we expect to fund the acquisition with proceeds from drawing on the Revolver, as more fully described below. The acquisition is expected to close in May 2018, subject to the satisfaction of customary closing requirements and conditions. However, there can be no assurance that the acquisition will close within the expected time frame or at all.

Revolver Activity

On May 4, 2018, $112.0 million was drawn on the Revolver, to make funds available for the purchase of the Property. Following such draw, the total amount of borrowings outstanding under the Revolver was $225.0 million, leaving $125.0 million of availability. For a summary of the terms of the Revolver, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Rexford Industrial Realty, Inc. Third Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on May 4, 2018)
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on August 15, 2016)
3.4	Third Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the registrant on August 16, 2016)
3.5
Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A12B, filed by the registrant on November 9, 2017)

4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on August 15, 2016)
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A12B, filed by the registrant on November 9, 2017)
10.1
Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on January 22, 2018)

10.2*	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

May 7, 2018	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

May 7, 2018	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

May 7, 2018	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)