Form 10-Q
period 2018-09-30
Rexford Industrial Realty, Inc.
filed 2018-11-01
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 29, 2018 was 92,791,920.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Land	$1,218,386	$997,588
Buildings and improvements	1,253,935	1,079,746
Tenant improvements	54,808	49,692
Furniture, fixtures and equipment	151	167
Construction in progress	50,367	34,772
Total real estate held for investment	2,577,647	2,161,965
Accumulated depreciation	(214,680)	(173,541)
Investments in real estate, net	2,362,967	1,988,424
Cash and cash equivalents	183,904	6,620
Restricted cash	—	250
Rents and other receivables, net	5,042	3,664
Deferred rent receivable, net	20,770	15,826
Deferred leasing costs, net	13,446	12,014
Deferred loan costs, net	1,467	1,930
Acquired lease intangible assets, net	53,402	49,239
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	13,851	7,193
Other assets	7,508	6,146
Acquisition related deposits	1,325	2,475
Assets associated with real estate held for sale	—	12,436
Total Assets	$2,668,838	$2,111,373
LIABILITIES & EQUITY
Liabilities
Notes payable	$757,218	$668,941
Interest rate swap liability	—	219
Accounts payable, accrued expenses and other liabilities	30,411	21,134
Dividends payable	15,214	11,727
Acquired lease intangible liabilities, net	52,289	18,067
Tenant security deposits	21,888	19,521
Prepaid rents	6,424	6,267
Liabilities associated with real estate held for sale	—	243
Total Liabilities	883,444	746,119
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized,
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at September 30, 2018 and December 31, 2017 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2018 and December 31, 2017 ($75,000 liquidation preference)	72,443	73,062
Common Stock, $0.01 par value per share, 490,000,000 authorized and 92,706,880 and 78,495,882 shares outstanding at September 30, 2018 and December 31, 2017, respectively	924	782
Additional paid in capital	1,666,339	1,239,810
Cumulative distributions in excess of earnings	(85,358)	(67,058)
Accumulated other comprehensive income	13,558	6,799
Total stockholders’ equity	1,754,557	1,340,046
Noncontrolling interests	30,837	25,208
Total Equity	1,785,394	1,365,254
Total Liabilities and Equity	$2,668,838	$2,111,373
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RENTAL REVENUES
Rental income	$45,661	$36,748	$130,139	$97,494
Tenant reimbursements	8,508	6,279	23,733	16,606
Other income	300	203	646	550
TOTAL RENTAL REVENUES	54,469	43,230	154,518	114,650
Management, leasing and development services	116	109	359	380
Interest income	609	—	609	445
TOTAL REVENUES	55,194	43,339	155,486	115,475
OPERATING EXPENSES
Property expenses	13,294	11,229	38,029	29,987
General and administrative	6,229	5,843	18,897	16,052
Depreciation and amortization	20,144	17,971	59,371	46,085
TOTAL OPERATING EXPENSES	39,667	35,043	116,297	92,124
OTHER EXPENSES
Acquisition expenses	106	16	152	421
Interest expense	6,456	6,271	18,760	14,571
TOTAL OTHER EXPENSES	6,562	6,287	18,912	14,992
TOTAL EXPENSES	46,229	41,330	135,209	107,116
Equity in income from unconsolidated real estate entities	—	—	—	11
Loss on extinguishment of debt	—	—	—	(22)
Gains on sale of real estate	—	—	11,591	19,237
NET INCOME	8,965	2,009	31,868	27,585
Less: net income attributable to noncontrolling interest	(141)	(21)	(588)	(684)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	8,824	1,988	31,280	26,901
Less: preferred stock dividends	(2,423)	(1,322)	(7,270)	(3,966)
Less: earnings allocated to participating securities	(94)	(80)	(285)	(327)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,307	$586	$23,725	$22,608
Net income attributable to common stockholders per share - basic	$0.07	$0.01	$0.28	$0.33
Net income attributable to common stockholders per share - diluted	$0.07	$0.01	$0.28	$0.33
Weighted average shares of common stock outstanding - basic	91,463,594	72,621,219	84,407,429	68,984,047
Weighted average shares of common stock outstanding - diluted	91,945,206	73,068,081	84,925,472	69,364,855
Dividends declared per common share	$0.160	$0.145	$0.480	$0.435

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$8,965	$2,009	$31,868	$27,585
Other comprehensive income (loss): cash flow hedge adjustment	815	662	6,877	418
Comprehensive income	9,780	2,671	38,745	28,003
Comprehensive income attributable to noncontrolling interests	(151)	(29)	(706)	(677)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$9,629	$2,642	$38,039	$27,326

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254
Issuance of common stock	—	14,081,074	141	432,122	—	—	432,263	—	432,263
Offering costs	(32)	—	—	(6,994)	—	—	(7,026)	—	(7,026)
Share-based compensation	—	90,412	1	1,414	—	—	1,415	6,634	8,049
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(20,663)	—	(573)	—	—	(573)	—	(573)
Conversion of units to common stock	—	60,175	—	560	—	—	560	(560)	—
Net income	7,270	—	—	—	24,010	—	31,280	588	31,868
Other comprehensive income	—	—	—	—	—	6,759	6,759	118	6,877
Preferred stock dividends	(7,857)	—	—	—	—	—	(7,857)	—	(7,857)
Common stock dividends	—	—	—	—	(42,310)	—	(42,310)	—	(42,310)
Distributions	—	—	—	—	—	—	—	(1,151)	(1,151)
Balance at September 30, 2018	$159,094	92,706,880	$924	$1,666,339	$(85,358)	$13,558	$1,754,557	$30,837	$1,785,394

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of common stock	—	11,043,880	110	308,994	—	—	309,104	—	309,104
Offering costs	—	—	—	(5,236)	—	—	(5,236)	—	(5,236)
Share-based compensation	—	67,132	1	1,711	—	—	1,712	2,478	4,190
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,403)	—	(798)	—	—	(798)	—	(798)
Conversion of units to common stock	—	61,256	—	618	—	—	618	(618)	—
Net income	3,966	—	—	—	22,935	—	26,901	684	27,585
Other comprehensive loss	—	—	—	—	—	425	425	(7)	418
Preferred stock dividends	(3,966)	—	—	—	—	—	(3,966)	—	(3,966)
Common stock dividends	—	—	—	—	(31,236)	—	(31,236)	—	(31,236)
Distributions	—	—	—	—	—	—	—	(998)	(998)
Balance at September 30, 2017	$86,651	77,595,240	$773	$1,213,123	$(67,578)	$3,870	$1,236,839	$24,364	$1,261,203

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,868	$27,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	—	(11)
Provision for doubtful accounts	804	863
Depreciation and amortization	59,371	46,085
Amortization of (below) above market lease intangibles, net	(4,354)	(1,203)
Accretion of loan origination fees	—	(150)
Deferred interest income on notes receivable	—	84
Loss on extinguishment of debt	—	22
Gain on sale of real estate	(11,591)	(19,237)
Amortization of debt issuance costs	987	853
Amortization of discount (premium) on notes payable	4	(131)
Equity based compensation expense	7,866	4,070
Straight-line rent	(4,985)	(3,259)
Change in working capital components:
Rents and other receivables	(2,151)	(1,154)
Deferred leasing costs	(4,494)	(3,612)
Other assets	(1,880)	(2,301)
Accounts payable, accrued expenses and other liabilities	8,310	6,227
Tenant security deposits	1,844	2,054
Prepaid rents	(654)	1,344
Net cash provided by operating activities	80,945	58,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(363,542)	(532,108)
Capital expenditures	(41,278)	(29,182)
Acquisition related deposits	1,150	(1,075)
Distributions from unconsolidated real estate entities	—	11
Issuance of notes receivable	—	6,000
Proceeds from sale of real estate	35,177	64,406
Net cash used in investing activities	(368,493)	(491,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net	425,237	303,868
Proceeds from notes payable	401,000	552,000
Repayment of notes payable	(311,503)	(387,497)
Debt issuance costs	(1,748)	(2,266)
Debt extinguishment costs	—	(193)
Dividends paid to preferred stockholders	(7,857)	(3,966)
Dividends paid to common stockholders	(38,859)	(28,955)
Distributions paid to common unitholders	(1,115)	(981)
Repurchase of common shares to satisfy employee tax withholding requirements	(573)	(798)
Net cash provided by financing activities	464,582	431,212
Increase (decrease) in cash, cash equivalents and restricted cash	177,034	(2,607)
Cash, cash equivalents and restricted cash, beginning of period	6,870	15,525
Cash, cash equivalents and restricted cash, end of period	$183,904	$12,918
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,585 and $1,311 for the nine months ended September 30, 2018 and 2017, respectively)	$18,477	$14,105
Supplemental disclosure of noncash investing and financing transactions:
(Decrease) increase in capital expenditure accrual	$1,598	$1,659
Accrual of dividends	$15,214	$11,580
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of September 30, 2018, our consolidated portfolio consisted of 167 properties with approximately 20.5 million rentable square feet. In addition, we currently manage 20 properties with approximately 1.2 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of September 30, 2018, and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2018 and December 31, 2017, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of September 30, 2018, we did not have a balance in restricted cash. As of December 31, 2017, the $250,000 included in restricted cash was related to a non-refundable deposit we received in connection with the execution of a contract to sell our property located at 700 Allen Avenue.
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$183,904	$6,620
Restricted cash	—	250
Cash, cash equivalents and restricted cash	$183,904	$6,870
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
We evaluated the acquisitions that we completed during the nine months ended September 30, 2018 and determined that under this framework these transactions should be accounted for as asset acquisitions. We expect that most of our property acquisitions will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or because the acquisition does not include a substantive process.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the nine months ended September 30, 2018, we used discount rates ranging from 5.50% to 7.25% and capitalization rates ranging from 4.25% to 6.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the nine months ended September 30, 2018, we used an estimated average lease-up period ranging from six to 12 months.
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
We capitalized interest costs of $0.7 million and $0.4 million during the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively. We capitalized real estate taxes and insurance costs aggregating $0.2 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.9 million during the nine months ended September 30, 2018 and 2017, respectively. We capitalized compensation costs for employees who provide construction services of $0.6 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.
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
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $0.3 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the nine months ended September 30, 2018 and 2017.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2018, and December 31, 2017, we have not established a liability for uncertain tax positions.
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
Rents and other receivables, net and deferred rent receivable, net consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Rents and other receivables	$6,882	$5,369
Allowance for doubtful accounts	(1,840)	(1,705)
Rents and other receivables, net	$5,042	$3,664

Deferred rent receivable	$20,877	$15,912
Allowance for doubtful accounts	(107)	(86)
Deferred rent receivable, net	$20,770	$15,826

We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for doubtful accounts	$481	$231	$824	$897
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
Derecognition of Non-Financial Assets
On February 22, 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05). ASU 2017-05 clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Effective January 1, 2018, we adopted ASU 2017-05 using the modified retrospective approach. There was no cumulative effect adjustment recorded to retained earnings as of January 1, 2018 as a result of the adoption of ASU 2017-05.
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
ASC 842 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of September 30, 2018, we are the lessee on one ground lease and multiple office space leases. Upon the adoption of ASC 842, we will be required to record a lease liability and a right-of-use asset for these leases on our consolidated balance sheets. See Note 10 for a summary of rent expense and remaining contractual payments under our ground lease and office space leases.

ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 specifies that payments for certain lease-related services (for example, maintenance services, including common area maintenance), which are often included in lease agreements, represent “non-lease” components that will become subject to the guidance in ASC 606 when ASC 842 becomes effective. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements (“ASU 2018-11”), which provides lessors with an optional practical expedient to not separate lease and non-lease components if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease, if it were accounted for separately. We anticipate the majority of our leases will qualify for the practical expedient and as such, we plan to adopt the practical expedient.
Additionally, ASC 842 requires lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. See “Deferred Leasing Costs” above for a summary of employee related compensation costs capitalized during the three and nine months ended September 30, 2018 and 2017.
ASC 842 is effective for annual periods beginning after December 15, 2018, which for us is January 1, 2019, and early adoption is permitted. ASC 842 requires the use of a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. ASU 2018-11 provides for an optional transition method (the “effective date method”) which would allow an entity to apply the transition provisions as of the effective date by recognizing its cumulative adjustment to the opening balance sheet of retained earnings in the period of adoption rather than in the earliest comparative period presented. In this case, an entity would continue to apply the legacy guidance in current GAAP (ASC 840), including its disclosure requirements, in the comparative periods presented in the financial statements. We plan to adopt ASC 842 using the effective date method and are currently completing our assessment of the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial properties we acquired during the nine months ended September 30, 2018:

Property	Submarket	Date of Acquisition	Rentable Square Feet		Number of Buildings		Contractual Purchase Price(1) (in thousands)
13971 Norton Avenue(2)	Inland Empire - West	1/17/2018	103,208		1		$11,364
Ontario Airport Commerce Center(3)	Inland Empire - West	2/23/2018	213,603		3		24,122
16010 Shoemaker Avenue(4)	Los Angeles - Mid-Counties	3/13/2018	115,600		1		17,218
4039 Calle Platino(5)	Oceanside	4/4/2018	143,274		1		20,000
851 Lawrence Drive(6)	Thousand Oaks	4/5/2018	49,976		1		6,600
1581 North Main Street(6)	Orange	4/6/2018	39,661		1		7,150
1580 West Carson Street(7)	Long Beach	4/26/2018	43,787		1		7,500
660 & 664 North Twin Oaks Valley Road(6)	San Marcos	4/26/2018	96,993		2		14,000
1190 Stanford Court(6)	North Orange County	5/8/2018	34,494		1		6,080
5300 Sheila Street(6)	Central LA	5/9/2018	695,120		1		121,000
15777 Gateway Circle(4)	OC Airport	5/17/2018	37,592		1		8,050
1998 Surveyor Avenue(4)(8)	Ventura	5/18/2018	—	(8)	—	(8)	5,821
3100 Fujita Street(4)	South Bay	5/31/2018	91,516		1		14,037
4416 Azusa Canyon Road(4)	San Gabriel Valley	6/8/2018	70,510		1		12,000
1420 Mckinley Avenue(4)	South Bay	6/12/2018	136,685		1		30,000
12154 Montague Street(4)	Greater San Fernando Valley	6/29/2018	122,868		1		22,525
10747 Norwalk Boulevard(4)	Los Angeles - Mid-Counties	7/18/2018	52,691		1		10,835
29003 Avenue Sherman(4)	Greater San Fernando Valley	7/19/2018	68,123		1		9,500
16121 Carmenita Road(4)	Los Angeles - Mid-Counties	8/14/2018	108,500		1		13,300
Total 2018 Wholly-Owned Property Acquisitions			2,224,201		21		$361,102

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

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

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2018 Acquisitions
Assets:
Land	$229,331
Buildings and improvements	154,096
Tenant improvements	1,533
Acquired lease intangible assets(1)	19,406
Other acquired assets(2)	103
Total assets acquired	404,469
Liabilities:
Acquired lease intangible liabilities(3)	39,467
Other assumed liabilities(2)	1,460
Total liabilities assumed	40,927
Net assets acquired	$363,542

(1)
Acquired lease intangible assets is comprised of $19.3 million of in-place lease intangibles with a weighted average amortization period of 18.3 years and $0.1 million of above-market lease intangibles with a weighted average amortization period of 3.7 years.

(2)	Includes other working capital assets acquired and liabilities assumed, at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 27.6 years.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	September 30, 2018	December 31, 2017
Acquired Lease Intangible Assets:
In-place lease intangibles	$113,505	$95,750
Accumulated amortization	(64,556)	(51,735)
In-place lease intangibles, net	$48,949	$44,015

Above-market tenant leases	$10,704	$10,718
Accumulated amortization	(6,251)	(5,494)
Above-market tenant leases, net	$4,453	$5,224
Acquired lease intangible assets, net	$53,402	$49,239
Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(64,078)	$(24,843)
Accumulated accretion	11,914	6,925
Below-market tenant leases, net	$(52,164)	$(17,918)

Above-market ground lease	$(290)	$(290)
Accumulated accretion	165	141
Above-market ground lease, net	$(125)	$(149)
Acquired lease intangible liabilities, net	$(52,289)	$(18,067)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-place lease intangibles(1)	$4,115	$4,708	$13,982	$10,812
Net below-market tenant leases(2)	$(1,615)	$(877)	$(4,330)	$(1,179)
Above-market ground lease(3)	$(8)	$(8)	$(24)	$(24)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below-market tenant leases is recorded as an increase to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$761,154	$671,658
Less: unamortized discount and debt issuance costs(1)	(3,936)	(2,717)
Carrying value	$757,218	$668,941

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of September 30, 2018, and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan(3)	$58,499	$(242)	$58,891	$(125)	8/1/2023	(4)	LIBOR+1.70%		3.70%
Gilbert/La Palma(5)	2,655	(131)	2,767	(138)	3/1/2031		5.125%		5.44%
Unsecured Debt
$100M Term Loan Facility	100,000	(280)	100,000	(343)	2/14/2022		LIBOR+1.20%	(6)	3.18%	(7)
Revolving Credit Facility	—	—	60,000	—	2/12/2021	(8)	LIBOR+1.10%	(6)(9)	3.36%
$225M Term Loan Facility	225,000	(1,569)	225,000	(1,398)	1/14/2023		LIBOR+1.20%	(6)	2.74%	(10)
$150M Term Loan Facility	150,000	(1,069)	—	—	5/22/2025		LIBOR+1.50%	(6)	3.87%
$100M Notes	100,000	(519)	100,000	(576)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(126)	125,000	(137)	7/13/2027		3.930%		3.94%
Total	$761,154	$(3,936)	$671,658	$(2,717)

(1)	Reflects the contractual interest rate under the terms of the loan, as of September 30, 2018.

(2)
Reflects the effective interest rate as of September 30, 2018, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of September 30, 2018.

(3)
This term loan was modified on June 27, 2018, as further described below under “Modification of $60 Million Term Loan”. This term loan is secured by six properties. As of September 30, 2018, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

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

(7)	As of September 30, 2018, interest on the $100.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(8)	Two additional six-month extensions are available at the borrower’s option.

(9)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(10)	As of September 30, 2018, interest on the $225.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of September 30, 2018, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2018 - December 31, 2018	$38
2019	158
2020	166
2021	566
2022	100,967
Thereafter	659,259
Total	$761,154
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
On September 30, 2018, we did not have any borrowings outstanding under the Revolver, leaving $350.0 million available for future borrowings.
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
We were in compliance with all of our required quarterly debt covenants as of September 30, 2018.

6.	Operating Leases

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of September 30, 2018, is summarized as follows (in thousands):

Twelve months ended September 30:
2019	$168,276
2020	145,541
2021	111,805
2022	77,779
2023	58,081
Thereafter	210,050
Total	$771,532
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
The following table sets forth a summary of our interest rate swaps at September 30, 2018 and December 31, 2017 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest Rate Swap	1/15/2015	2/15/2019	1.826%	$30,000	$30,000	$61	$(11)
Interest Rate Swap	7/15/2015	2/15/2019	2.010%	$28,304	$28,891	$37	$(70)
Interest Rate Swap	8/14/2015	12/14/2018	1.790%	$50,000	$50,000	$49	$(18)
Interest Rate Swap	2/16/2016	12/14/2018	2.005%	$50,000	$50,000	$27	$(120)
Interest Rate Swap	2/14/2018	1/14/2022	1.349%	$125,000	$—	$6,037	$3,582
Interest Rate Swap	8/14/2018	1/14/2022	1.406%	$100,000	$—	$4,673	$2,521
Interest Rate Swap	12/14/2018	8/14/2021	1.764%	$—	$—	$2,967	$1,090

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

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

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$1,212	$382	$7,382	$(672)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$397	$(280)	$505	$(1,090)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$6,456	$6,271	$18,760	$14,571
     During the next twelve months, we estimate that an additional $3.7 million will be reclassified from AOCI into earnings as a decrease to interest expense.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of September 30, 2018 and December 31, 2017.
The following tables present information about the potential effects of netting if we were to offset our interest rate swap assets and interest rate swap liabilities in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands).

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018
Interest rate swaps	13,851	—	13,851	—	—	13,851
December 31, 2017
Interest rate swaps	7,193	—	7,193	(219)	—	6,974

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018
Interest rate swaps	—	—	—	—	—	—
December 31, 2017
Interest rate swaps	219	—	219	(219)	—	—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of September 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2018 and December 31, 2017, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Interest Rate Swap Asset	$13,851	$—	$13,851	$—
Interest Rate Swap Liability	$—	$—	$—	$—
December 31, 2017
Interest Rate Swap Asset	$7,193	$—	$7,193	$—
Interest Rate Swap Liability	$(219)	$—	$(219)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2018	$752,722	$—	$—	$752,722	$757,218
December 31, 2017	$673,377	$—	$—	$673,377	$668,941

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively, in management, leasing and development services revenue.

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
As of September 30, 2018, and December 31, 2017, we had a $1.1 million and $1.1 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of September 30, 2018, and December 31, 2017, we also had a $1.1 million and $1.1 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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

Rent Expense
As of September 30, 2018, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot.  The ground lease is scheduled to expire on June 1, 2062. We recognized rental expense for our ground lease in the amount of $36 thousand and $36 thousand for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our office space leases in the amount of $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.
The future minimum commitment under our ground lease and office space leases as of September 30, 2018, is as follows (in thousands):

	Office Leases	Ground Lease
October 1, 2018 - December 31, 2018	$223	$36
2019	660	144
2020	257	144
2021	167	144
2022	—	144
Thereafter	—	5,676
Total	$1,307	$6,288
Tenant and Construction Related Commitments
As of September 30, 2018, we had commitments of approximately $25.5 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2018, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of September 30, 2018, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the nine months ended September 30, 2018, no single tenant accounted for more than 5% of our total consolidated rental revenues.

11.	Dispositions and Real Estate Held for Sale
Dispositions
The following table summarizes the properties we sold during the nine months ended September 30, 2018:

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
Real Estate Held for Sale
As of December 31, 2017, our properties located at (i) 700 Allen Avenue and 1830 Flower Street and (ii) 8900-8980 Benson Avenue and 5637 Arrow Highway were classified as held for sale. We did not have any properties classified as held for sale as of September 30, 2018.
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

12.    Equity
Common Stock
On June 13, 2018, we established a new at-the-market equity offering program (the “$400 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $400.0 million of our common stock through sales agents. The $400 Million ATM Program replaces our previous $300 million at-the-market equity offering program which was established on September 21, 2017 (the “Prior ATM Program”). All $300.0 million of shares of our common stock under the Prior ATM Program were sold prior to establishing the $400 Million ATM Program.
During the nine months ended September 30, 2018, we sold a total of 14,081,074 shares of our common stock under the $400 Million ATM Program and the Prior ATM Program, at a weighted average price of $30.70 per share, for gross proceeds of $432.3 million, and net proceeds of $425.8 million, after deducting the sales agents’ fee. As of September 30, 2018, we had the capacity to issue up to an additional $196.8 million of common stock under the $400 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. As of September 30, 2018, noncontrolling interests consisted of 1,845,565 OP Units and 157,539 fully-vested LTIP units and represented approximately 2.1% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2018, 60,175 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.6 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
Amended and Restated 2013 Incentive Award Plan
On June 11, 2018, our stockholders approved the Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), superseding and replacing the Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Prior Plan”). Pursuant to the Plan, we may continue to make grants of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), and other stock based and cash awards to our non-employee directors, employees and consultants. The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000, plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of September 30, 2018, a total of 2,162,877 shares of common stock, LTIP units and Performance Units remain available for issuance.
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
The following table sets forth our share-based award activity for the nine months ended September 30, 2018:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2018	190,695	293,485	703,248
Granted	103,443	57,443	—
Forfeited	(13,031)	—	—
Vested(1)	(71,893)	(45,034)	—
Balance at September 30, 2018	209,214	305,894	703,248

(1)
During the nine months ended September 30, 2018, 20,663 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2018:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2018 - December 31, 2018	9,933	111,721	315,998
2019	82,678	114,818	199,000
2020	55,622	73,151	188,250
2021	39,409	3,102	—
2022	21,572	3,102	—
Total	209,214	305,894	703,248

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

The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expensed share-based compensation(1)	$2,243	$1,329	$7,866	$4,070
Capitalized share-based compensation(2)	73	7	183	120
Total share-based compensation	$2,316	$1,336	$8,049	$4,190

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.

As of September 30, 2018, total unrecognized compensation cost related to all unvested share-based awards was $9.8 million and is expected to be recognized over a weighted average remaining period of 25 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the nine months ended September 30, 2018 and 2017, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Nine Months Ended September 30,
	2018	2017
Accumulated other comprehensive income - beginning balance	$6,799	$3,445
Other comprehensive income (loss) before reclassifications	7,382	(672)
Amounts reclassified from accumulated other comprehensive income to interest expense	(505)	1,090
Net current period other comprehensive income (loss)	6,877	418
Less other comprehensive (income) loss attributable to noncontrolling interests	(118)	7
Other comprehensive income (loss) attributable to common stockholders	6,759	425
Accumulated other comprehensive income - ending balance	$13,558	$3,870

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$8,965	$2,009	$31,868	$27,585
Less: Preferred stock dividends	(2,423)	(1,322)	(7,270)	(3,966)
Less: Net income attributable to noncontrolling interests	(141)	(21)	(588)	(684)
Less: Net income attributable to participating securities	(94)	(80)	(285)	(327)
Net income attributable to common stockholders	$6,307	$586	$23,725	$22,608

Denominator:
Weighted average shares of common stock outstanding – basic	91,463,594	72,621,219	84,407,429	68,984,047
Effect of dilutive securities - performance units	481,612	446,862	518,043	380,808
Weighted average shares of common stock outstanding – diluted	91,945,206	73,068,081	84,925,472	69,364,855

Earnings per share — Basic
Net income attributable to common stockholders	$0.07	$0.01	$0.28	$0.33
Earnings per share — Diluted
Net income attributable to common stockholders	$0.07	$0.01	$0.28	$0.33
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
Acquisitions
On October 17, 2018, we acquired the property located at 1332-1340 Rocky Point Drive in Oceanside, California for a contract price of $10.2 million. The property consists of one single-tenant building with 73,747 rentable square feet.
Dividends Declared
On October 29, 2018, our board of directors declared a quarterly cash dividend of $0.16 per share of common stock and a quarterly cash distribution of $0.16 per OP Unit, to be paid on January 15, 2019, to holders of record as of December 31, 2018. Also, on October 29, 2018, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock and $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock, to be paid on December 31, 2018, to preferred stockholders of record as of December 14, 2018.

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
As of September 30, 2018, our consolidated portfolio consisted of 167 properties with approximately 20.5 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.
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

2018 Year to Date Highlights
Acquisitions

•	During the first quarter of 2018, we completed the acquisition of four properties with a combined 0.4 million rentable square feet, for a total gross purchase price of $52.7 million.

•	During the second quarter of 2018, we completed the acquisition of 13 properties with a combined 1.6 million rentable square feet, for a total gross purchase price of $274.8 million.

•	During the third quarter of 2018, we completed the acquisition of three properties with a combined 0.2 million rentable square feet, for a total gross purchase price of $33.6 million.

•	Subsequent to September 30, 2018, we completed the acquisition of one property with 0.1 million rentable square feet, for a gross purchase price of $10.2 million.
Repositioning

•	During the first quarter of 2018, we completed the repositioning and lease-up of 43,927 rentable square feet of space at 3233 Mission Oaks Boulevard.

•
During the third quarter of 2018, we completed the repositioning of four of our properties located at 301-445 Figueroa Street, 28903 Avenue Paine, 14748-14750 Nelson Avenue and 15401 Figueroa Street, with a combined 0.5 million rentable square feet. As of September 30, 2018, 301-445 Figueroa Street has been stabilized at 100% occupancy, 28903 Avenue Paine is 100% leased to a single-tenant with a lease commencement date of December 31, 2018, and 14748-14750 Nelson Avenue is 76% occupied. During the third quarter of 2018, we also pre-leased our 56,306 square foot single-tenant development property located at 1998 Surveyor Avenue. The lease is expected to commence in January 2019 following the completion of construction.

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

•
In May 2018, we closed on a seven-year $150 million senior unsecured term loan facility that matures May 22, 2025. The term loan facility bears interest at LIBOR plus an applicable Eurodollar rate margin that will range from 1.50% to 2.20% per annum depending on our leverage ratio.

•
In June 2018, we amended our $60 million term loan, which extended the maturity date from August 1, 2019 to August 1, 2023, and decreased the interest rate from LIBOR plus 1.90% per annum to LIBOR plus 1.70% per annum.

Equity

•	During the first quarter of 2018, we sold 2,085,663 shares of common stock under our at-the-market equity offering program for gross proceeds of $58.5 million, or approximately $28.02 per share.

•	During the second quarter of 2018, we sold 10,358,256 shares of common stock under our at-the-market equity offering programs for gross proceeds of $321.8 million, or approximately $31.07 per share.

•	During the third quarter of 2018, we sold 1,637,155 shares of common stock under our at-the-market equity offering program for gross proceeds of $52.0 million, or approximately $31.74 per share.
Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.

The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, tax reform and changes to trade and tariff policies and the impact of rising interest rates, we continue to observe a number of positive trends within our target infill markets. Based on current observations, we expect these positive trends will continue through the remainder of 2018.
In Los Angeles County, strong market fundamentals continued into the third quarter of 2018. High tenant demand kept vacancy at historically low levels and average asking lease rates reached a new record high. Current market conditions indicate rents are likely to continue their upward trend through the remainder of 2018, as occupancy remains at near capacity levels and new development remains limited by a lack of land availability and increases in land and development costs.
In Orange County, market fundamentals continued to be favorable during the third quarter of 2018. With steady tenant demand and a continued low availability of industrial product in this region, average asking lease rents reached a record high and vacancy remained unchanged quarter-over-quarter. Current regional market conditions indicate the potential for continued rental growth through the remainder of 2018.
In San Diego, new pre-leased construction deliveries drove net absorption and average asking leasing rates to record highs and caused overall vacancy to decrease quarter-over-quarter.
In Ventura County, vacancy and asking lease rates increased slightly quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remained low and asking lease rates increased slightly quarter-over-quarter. We expect the outlook for the Inland Empire West to be positive through the remainder of 2018. We generally do not focus on properties located within the Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
Acquisitions and Value-Add Repositioning of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire land parcels or properties with excess land where we may construct new buildings, although we don’t anticipate this to be a substantial part of our operations. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from sub-$10 million dollar single-property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
As of September 30, 2018, eight of our properties were in various stages of repositioning or development and three of our properties were in the lease-up stage. In addition, we anticipate beginning repositioning work on one additional property in early 2019. The table below sets forth a summary of these properties, as well as the three projects that were stabilized during the current year. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.

						Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Estimated New Development Rentable Square Feet		Start	Completion	Total Property Leased % at 9/30/18
Current Repositioning:
28901-28903 Avenue Paine (SF Valley)	LA	—	—	115,817		1Q-2017	3Q-2019	—%
2722 Fairview Street (OC Airport)	OC	116,575	58,802	—		1Q-2018	4Q-2018	50%
851 Lawrence Drive (Ventura)(2)	VC	49,976	49,976	39,294	(2)	2Q-2018	3Q-2019	—%
1580 West Carson Street (South Bay)	LA	43,787	43,787	—		2Q-2018	4Q-2018	—%
1998 Surveyor Avenue (Ventura)(3)	VC	—	—	56,306	(3)	2Q-2018	1Q-2019	100%	(3)
9615 Norwalk Boulevard (Mid-Counties)(4)	LA	38,362	12,000	189,808	(4)	3Q-2018	2Q-2020	69%
29003 Avenue Sherman (SF Valley)	LA	68,123	49,166	—		3Q-2018	2Q-2019	28%
3233 Mission Oaks Boulevard - Unit 3233 (Ventura)	VC	461,210	109,129	—		2Q-2017	4Q-2018	73%
Total		778,033	322,860	401,225

Lease-up Stage:
14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	201,990	47,590	—		3Q-2016	3Q-2018	76%
28901-28903 Avenue Paine (SF Valley)	LA	111,935	111,935	—		1Q-2017	3Q-2018	100%	(5)
15401 Figueroa Street (South Bay)	LA	38,584	38,584	—		2Q-2018	3Q-2018	—%
Total		352,509	198,109	—

Future Repositioning:
16121 Carmenita Road (Mid-Counties)	LA	108,500	—	—		1Q-2019	TBD	89%

Total Current Repositioning, Lease-up Stage and Future Repositioning			520,969	401,225

Stabilized:(6)
3233 Mission Oaks Boulevard - Unit H (Ventura)	VC	461,210	—	—		--	--	73%
1601 Alton Parkway (OC Airport)	OC	124,988	15,874	—		--	--	87%
301-445 Figueroa Street (South Bay)	LA	133,650	—	—		--	--	100%

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)	We expect to demolish the existing 49,976 rentable square foot building and construct a new 89,270 rentable square foot multi-unit building.

(3)
We acquired 1998 Surveyor Avenue as an under-construction building for a cost of $5.8 million and the assumption of the seller’s fixed-price construction contracts which had $4.4 million of remaining costs at acquisition. At completion, the property will be one single-tenant building containing 56,306 rentable square feet. As of September 30, 2018, the property has been pre-leased with an estimated lease commencement date of January 15, 2019.

(4)
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

(5)	As of September 30, 2018, the repositioning portion of the property located at 28903 Avenue Paine has been leased to a single-tenant with a lease commencement date of December 31, 2018.

(6)	We consider a repositioning property to be stabilized at the earlier of the following: (i) upon reaching 90% occupancy or (ii) one year from the date of completion of repositioning construction work.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.7 million and $1.6 million of interest expense and $0.2 million and $0.7 million of insurance and real estate tax expenses during the three and nine months ended September 30, 2018, respectively, related to our repositioning and redevelopment projects.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of September 30, 2018, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.1% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.6% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning and development projects that are currently under construction.
As summarized in the table under “Acquisitions and Value-Add Repositioning of Properties” above, as of September 30, 2018, 11 of our properties with a combined 0.5 million vacant rentable square feet, were in various stages of redevelopment, repositioning or lease-up. Vacant repositioning space and lease-up space at these 11 properties are concentrated in our Los Angeles, Orange County and Ventura markets, and represent 2.5% of our total consolidated portfolio square footage as of September 30, 2018. Including vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of September 30, 2018, in Los Angeles, Orange County and Ventura was 95.1%, 95.1% and 89.0%, respectively. Excluding vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of September 30, 2018, in these markets was 98.0%, 97.3% and 97.7%, respectively. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the nine months ended September 30, 2018:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2018	47	281,844	4.8	$11.29	32.0%	18.1%
Q2-2018	61	300,591	4.5	$12.22	28.3%	19.2%
Q3-2018	48	583,257	5.2	$11.49	46.9%	34.1%
Total/Weighted Average	156	1,165,692	4.9	$11.63	36.5%	24.2%

	Renewals						Expiring Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2018	70	566,551	2.8	$10.66	23.1%	13.8%	119	913,468	68.4%
Q2-2018	67	542,902	4.0	$10.69	37.5%	25.2%	108	833,946	70.7%
Q3-2018	58	360,430	3.2	$14.80	25.2%	14.8%	105	782,403	55.0%
Total/Weighted Average	195	1,469,883	3.4	$11.69	28.4%	17.8%	332	2,529,817	65.0%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2018, exclude 56 leases aggregating 684,052 rentable square feet for which there was no comparable lease data. Of these 56 excluded leases, 23 leases aggregating 426,123 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2018, exclude nine leases for 84,517 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes seven leases totaling 181,512 rentable square feet that expired during the nine months ended September 30, 2018, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the nine months ended September 30, 2018, we stabilized 3233 Mission Oaks Boulevard - Unit H and 301-445 Figueroa Street with a combined 177,577 rentable square feet, and leased or pre-leased an additional 322,641 rentable square feet at 14748-14750 Nelson Avenue, 28903 Avenue Paine and 1998 Surveyor Avenue. As of the date of this filing, we have eight repositioning and development projects with estimated construction completion periods ranging from the fourth quarter of

2018 to the second quarter of 2020 and three properties in the lease-up stage with space available for lease. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2018, for each of the 10 full and partial calendar years beginning with 2018 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	678,856	3.3%	$—	—%	$—
Current Repositioning(6)	—	322,860	1.6%	$—	—%	$—
MTM Tenants(7)	76	139,384	0.7%	$1,803	1.0%	$12.93
Remainder of 2018	74	556,933	2.7%	$5,690	3.2%	$10.22
2019	315	2,822,599	13.8%	$26,525	14.8%	$9.40
2020	332	4,127,843	20.1%	$35,948	20.0%	$8.71
2021	275	4,433,008	21.6%	$38,790	21.6%	$8.75
2022	121	2,110,388	10.3%	$18,820	10.5%	$8.92
2023	112	2,024,792	9.9%	$20,946	11.7%	$10.34
2024	17	770,826	3.8%	$7,465	4.2%	$9.68
2025	11	269,578	1.3%	$2,985	1.7%	$11.07
2026	6	273,904	1.2%	$3,244	1.8%	$11.85
2027	6	220,311	1.1%	$2,092	1.2%	$9.49
Thereafter	11	1,753,875	8.6%	$14,893	8.3%	$8.49
Total Consolidated Portfolio	1,356	20,505,157	100.0%	$179,201	100.0%	$9.19

(1)	Represents the contracted square footage upon expiration.

(2)
Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2018, multiplied by 12. Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2018.

(4)	Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of September 30, 2018.

(5)
Represents vacant space (not under repositioning) as of September 30, 2018. Includes new leases aggregating 186,483 rentable square feet that have been signed but had not yet commenced as of September 30, 2018.

(6)
Represents vacant space at eight of our properties that were classified as current repositioning as of September 30, 2018. Refer to the table under “Acquisitions and Value-Add Repositioning of Properties” for a summary of these properties. Excludes stabilized properties and properties in lease-up.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Of the 76 MTM leases, 67 MTM leases aggregating 63,490 rentable square feet are at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of September 30, 2018, in addition to 0.7 million rentable square feet of currently available space in our portfolio and 0.3 million rentable square feet of vacant space under current repositioning, leases representing 2.7% and 13.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2018 and 2019, respectively. During the nine months ended September 30, 2018, we renewed 195 leases for 1,469,883 rentable square feet, resulting in a 65.0% retention rate. Our retention rate during the period was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents with minimal down time. During the nine months ended September 30, 2018, new and renewal leases had a weighted average term of 4.9 and 3.4 years, respectively, and we expect future new and renewal leases to have similar terms.

The leases scheduled to expire during the remainder of 2018 and 2019 represent approximately 3.2% and 14.8% respectively, of the total annualized base rent for our portfolio as of September 30, 2018. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2018 and 2019 are currently below current market asking rents, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2018 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2019 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of September 30, 2018, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2018 and 2017.

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

For the three and nine months ended September 30, 2018 and 2017, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2017, and still owned by us as of September 30, 2018, which consisted of 127 properties aggregating approximately 14.2 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2017 through September 30, 2018, interest income, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 41 properties aggregating approximately 6.5 million rentable square feet that were purchased between January 1, 2017 and September 30, 2018, and the 11 properties aggregating approximately 1.0 million rentable square feet that were sold between January 1, 2017 and September 30, 2018.
As of September 30, 2018 and 2017, our Same Properties Portfolio occupancy was approximately 96.8% and 93.1%, respectively. For the three months ended September 30, 2018 and 2017, our Same Properties Portfolio weighted average occupancy was approximately 96.4% and 92.6%, respectively. Comparatively, for the nine months ended September 30, 2018 and 2017, our Same Properties Portfolio weighted average occupancy was approximately 95.7% and 93.2%, respectively.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)%		Three Months Ended September 30,		Increase/(Decrease)%
	2018	2017		Change	2018	2017		Change
RENTAL REVENUES
Rental income	$32,158	$29,465	$2,693	9.1%	$45,661	$36,748	$8,913	24.3%
Tenant reimbursements	5,577	4,821	756	15.7%	8,508	6,279	2,229	35.5%
Other income	241	146	95	65.1%	300	203	97	47.8%
TOTAL RENTAL REVENUES	37,976	34,432	3,544	10.3%	54,469	43,230	11,239	26.0%
Management, leasing and development services	—	—	—	—%	116	109	7	6.4%
Interest income	—	—	—	—%	609	—	609	—%
TOTAL REVENUES	37,976	34,432	3,544	10.3%	55,194	43,339	11,855	27.4%
EXPENSES
Property expenses	9,170	8,851	319	3.6%	13,294	11,229	2,065	18.4%
General and administrative	—	—	—	—%	6,229	5,843	386	6.6%
Depreciation and amortization	12,139	12,318	(179)	(1.5)%	20,144	17,971	2,173	12.1%
TOTAL OPERATING EXPENSES	21,309	21,169	140	0.7%	39,667	35,043	4,624	13.2%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	106	16	90	562.5%
Interest expense	—	—	—	—%	6,456	6,271	185	3.0%
TOTAL OTHER EXPENSES	—	—	—	—%	6,562	6,287	275	4.4%
TOTAL EXPENSES	21,309	21,169	140	0.7%	46,229	41,330	4,899	11.9%
NET INCOME	$16,667	$13,263	$3,404		$8,965	$2,009	$6,956

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $2.7 million, or 9.1%, and $8.9 million, or 24.3%, respectively, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was partially driven by the completion of repositioning and development work and subsequent lease-up of space at six of these properties between July 1, 2017 and September 30, 2018, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 41 properties we acquired between January 1, 2017, and September 30, 2018.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.8 million, or 15.7%, and $2.2 million, or 35.5%, respectively, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in recoverable operating expenses for comparable periods, timing differences in completing prior year recoverable expense reconciliations for comparable periods and an increase in the weighted average occupancy for comparable periods, which was partially driven by the completion of repositioning and development work and subsequent lease-up of space at six of these properties between July 1, 2017 and September 30, 2018. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 41 properties we acquired between January 1, 2017 and September 30, 2018.
Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $0.1 million, or 65.1%, and $0.1 million, or 47.8%, respectively, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due an increase in tenant legal fee reimbursement income and late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $7 thousand, or 6.4%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.
Interest Income
Interest income increased from zero to $0.6 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to the investment of excess cash in money market accounts during the current period.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.3 million, or 3.6%, and $2.1 million, or 18.4%, respectively, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense and an increase in allocated overhead costs, partially offset by a decrease in repairs and maintenance expense. Our Total Portfolio property expenses was also impacted by incremental expenses from the 41 properties we acquired between January 1, 2017, and September 30, 2018.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $0.4 million, or 6.6%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due an increase in non-cash equity compensation expense related to equity grants made in December 2017, and increases in non-employee director fees and professional tax service expense, partially offset by a decrease in accrued bonus expense due to an adjustment in the third quarter of 2017 to increase year-to-date performance-based bonus accruals for our named executive officers, and a decrease in other professional fees.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.2 million, or 1.5%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to July 1, 2017, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to July 1, 2017. Our Total Portfolio depreciation and amortization expense increased $2.2 million, or 12.1%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the incremental expense from the 41 properties we acquired between January 1, 2017, and September 30, 2018, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased by $0.1 million, or 562.5%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to an increase in acquisition related costs incurred that did not result in completed transactions.
Interest Expense
Our Total Portfolio interest expense increased by $0.2 million, or 3.0%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest expense is primarily comprised of the following: (i) a $1.4 million increase related to the $150.0 million term loan facility borrowing we made in May 2018 and (ii) a $0.2 million increase related to the $125.0 million of 3.93% fixed rate senior notes we issued in July 2017. These increases were partially offset by the following: (i) a $1.1 million decrease in interest related to a reduction of outstanding borrowings on our unsecured revolving credit facility and (ii) a $0.3 million increase in capitalized interest related to our repositioning and development properties.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)%		Nine Months Ended September 30,		Increase/(Decrease)%
	2018	2017		Change	2018	2017		Change
RENTAL REVENUES
Rental income	$95,036	$87,039	$7,997	9.2%	$130,139	$97,494	$32,645	33.5%
Tenant reimbursements	15,980	14,708	1,272	8.6%	23,733	16,606	7,127	42.9%
Other income	568	468	100	21.4%	646	550	96	17.5%
TOTAL RENTAL REVENUES	111,584	102,215	9,369	9.2%	154,518	114,650	39,868	34.8%
Management, leasing and development services	—	—	—	—%	359	380	(21)	(5.5)%
Interest income	—	—	—	—%	609	445	164	36.9%
TOTAL REVENUES	111,584	102,215	9,369	9.2%	155,486	115,475	40,011	34.6%
EXPENSES
Property expenses	27,282	26,161	1,121	4.3%	38,029	29,987	8,042	26.8%
General and administrative	—	—	—	—%	18,897	16,052	2,845	17.7%
Depreciation and amortization	36,830	37,714	(884)	(2.3)%	59,371	46,085	13,286	28.8%
TOTAL OPERATING EXPENSES	64,112	63,875	237	0.4%	116,297	92,124	24,173	26.2%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	152	421	(269)	(63.9)%
Interest expense	—	—	—	—%	18,760	14,571	4,189	28.7%
TOTAL OTHER EXPENSES	—	—	—	—%	18,912	14,992	3,920	26.1%
TOTAL EXPENSES	64,112	63,875	237	0.4%	135,209	107,116	28,093	26.2%
Equity in income from unconsolidated real estate entities	—	—	—		—	11	(11)
Loss on extinguishment of debt	—	—	—		—	(22)	22
Gain on sale of real estate	—	—	—		11,591	19,237	(7,646)
NET INCOME	$47,472	$38,340	$9,132		$31,868	$27,585	$4,283

Rental Income
Our Same Properties Portfolio and Total Portfolio rental income increased by $8.0 million, or 9.2%, and $32.6 million, or 33.5%, respectively, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning and development work and subsequent lease-up of space at eight of these properties between January 1, 2017, and September 30, 2018, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 41 properties we acquired between January 1, 2017, and September 30, 2018.

Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $1.3 million, or 8.6%, and $7.1 million, or 42.9%, respectively, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in recoverable operating expenses for comparable periods and an increase in the weighted average occupancy for comparable periods, which was partially driven by the completion of repositioning and development work and subsequent lease-up of space at eight of these properties between January 1, 2017 and September 30, 2018. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 41 properties we acquired between January 1, 2017 and September 30, 2018.
Other Income
Our Same Properties Portfolio other income increased by $0.1 million, or 21.4%, and our Total Portfolio other income decreased by $0.1 million, or 17.5%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due an increase in tenant legal fee reimbursement income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $21 thousand, or 5.5%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
Interest Income
Interest income of $0.6 million for the nine months ended September 30, 2018, was earned from the investment of excess cash in money market accounts. Interest income of $0.4 million for the nine months ended September 30, 2017, relates to a $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $1.1 million, or 4.3%, and $8.0 million, or 26.8%, respectively, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense and an increase in insurance expense due to a new earthquake policy we obtained in June 2017, partially offset by a decrease in allocated overhead costs. Our Total Portfolio property expenses was also impacted by incremental expenses from the 41 properties we acquired between January 1, 2017, and September 30, 2018.
General and Administrative
Our Total Portfolio general and administrative expenses increased $2.8 million, or 17.7%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due an increase in non-cash equity compensation expense related to equity grants made in December 2017, an increase in accrued bonus expense, an increase in other various corporate expenses, an increase in legal expense and an increase in professional audit and tax services expense.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.9 million, or 2.3%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2017, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2017. Our Total Portfolio depreciation and amortization expense increased $13.3 million, or 28.8%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the incremental expense from the 41 properties we acquired between January 1, 2017, and September 30, 2018, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.

Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.3 million, or 63.9%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the write-off of $0.3 million of transaction costs in connection with the termination of a ground lease in March 2017.
Interest Expense
Our Total Portfolio interest expense increased by $4.2 million, or 28.7%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in interest expense is primarily comprised of the following: (i) a $2.6 million increase related to the issuance of $125.0 million of 3.93% fixed rate senior notes in July 2017, and (ii) a $2.0 million increase related to the $150.0 million term loan facility borrowing we made in May 2018. These increases were partially offset by the following: (i) a $0.3 million increase in capitalized interest related to our repositioning and redevelopment properties and (ii) a $0.2 million decrease in interest related to a reduction of outstanding borrowings on our unsecured revolving credit facility.
Equity in Income from Unconsolidated Real Estate Entities
Equity in income from unconsolidated real estate entities of $11 thousand for the nine months ended September 30, 2017, represents the final liquidating distribution we received in connection with the winding down of our joint venture.
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
Gain on Sale of Real Estate
For the nine months ended September 30, 2018, we recognized a total gain on sale of real estate of $11.6 million from the disposition of five properties that were sold for an aggregate gross sales price of $37.6 million. For the nine months ended September 30, 2017, we recognized a gain on sale of real estate of $19.2 million from the disposition of three properties that were sold for an aggregate gross sales price of $65.6 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$8,965	$2,009	$31,868	$27,585
Add:
Depreciation and amortization	20,144	17,971	59,371	46,085
Deduct:
Gains on sale of real estate	—	—	11,591	19,237
Gain on acquisition of unconsolidated joint venture property	—	—	—	11
Funds From Operations (FFO)	$29,109	$19,980	$79,648	$54,422
Less: preferred stock dividends	(2,423)	(1,322)	(7,270)	(3,966)
Less: FFO attributable to noncontrolling interest(1)	(574)	(491)	(1,693)	(1,408)
Less: FFO attributable to participating securities(2)	(165)	(133)	(476)	(408)
FFO attributable to common stockholders	$25,947	$18,034	$70,209	$48,640

(1)	Noncontrolling interests represent holders of outstanding common units of the Company's operating partnership that are owned by unit holders other than the Company.

(2)	Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$45,661	$36,748	$130,139	$97,494
Tenant reimbursements	8,508	6,279	23,733	16,606
Other income	300	203	646	550
Total operating revenues	54,469	43,230	154,518	114,650
Property expenses	13,294	11,229	38,029	29,987
Net Operating Income	$41,175	$32,001	$116,489	$84,663
Amortization of (below) above market lease intangibles, net	(1,622)	(885)	(4,354)	(1,203)
Straight line rental revenue adjustment	(1,343)	(1,307)	(4,985)	(3,259)
Cash Net Operating Income	$38,210	$29,809	$107,150	$80,201

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$8,965	$2,009	$31,868	$27,585
Add:
General and administrative	6,229	5,843	18,897	16,052
Depreciation and amortization	20,144	17,971	59,371	46,085
Acquisition expenses	106	16	152	421
Interest expense	6,456	6,271	18,760	14,571
Loss on extinguishment of debt	—	—	—	22
Deduct:
Management, leasing and development services	116	109	359	380
Interest income	609	—	609	445
Equity in income from unconsolidated real estate entities	—	—	—	11
Gains on sale of real estate	—	—	11,591	19,237
Net Operating Income	$41,175	$32,001	$116,489	$84,663
Amortization of (below) above market lease intangibles, net	(1,622)	(885)	(4,354)	(1,203)
Straight line rental revenue adjustment	(1,343)	(1,307)	(4,985)	(3,259)
Cash Net Operating Income	$38,210	$29,809	$107,150	$80,201

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$8,965	$2,009	$31,868	$27,585
Interest expense	6,456	6,271	18,760	14,571
Depreciation and amortization	20,144	17,971	59,371	46,085
Gains on sale of real estate	—	—	(11,591)	(19,237)
Gain on sale of real estate from unconsolidated joint ventures	—	—	—	(11)
EBITDAre	$35,565	$26,251	$98,408	$68,993

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
As of September 30, 2018, our cash and cash equivalents were $183.9 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $350.0 million available for future borrowings.
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
ATM Program
On June 13, 2018, we established a new at-the-market equity offering program (the “$400 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $400.0 million of our common stock through sales agents. The $400 Million ATM Program replaces our previous $300 million at-the-market equity offering program which was established on September 21, 2017 (the “Prior ATM Program”). All $300.0 million of shares of our common stock under the Prior ATM Program were sold prior to establishing the $400 Million ATM Program.
During the nine months ended September 30, 2018, we sold a total of 14,081,074 shares of our common stock under the $400 Million ATM Program and the Prior ATM Program, at a weighted average price of $30.70 per share, for gross proceeds of $432.3 million, and net proceeds of $425.8 million, after deducting the sales agents’ fee. As of September 30, 2018, we had the capacity to issue up to an additional $196.8 million of common stock under the $400 Million ATM Program.
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
During the nine months ended September 30, 2018, we completed the sale of five of our properties for a total gross sales price of $37.6 million and total net cash proceeds of $35.5 million. Total net cash proceeds of $26.8 million from four of the dispositions were used to partially fund the acquisition of four properties during the nine months ended September 30, 2018, through 1031 Exchange transactions.
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
Investment Grade Rating
In October 2018, Fitch Ratings upgraded our investment grade credit rating to BBB from BBB- with a stable outlook on the Revolver, the $100 Million Term Loan Facility, the $150 Million Term Loan Facility, our $225 million term loan facility, our $100 million unsecured guaranteed senior notes and our $125 million unsecured guaranteed senior notes. They also upgraded our investment grade credit rating to BB+ from BB on our 5.875% Series A Cumulative Redeemable Preferred Stock and assigned a BB+ rating on our 5.875% Series B Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired 21 properties with a combined 2.3 million rentable square feet for a total gross purchase price of $371.3 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $193.8 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.

Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning of Properties, as of September 30, 2018, 12 of our properties were in various stages of current and future repositioning or lease-up.  We currently estimate that approximately $46.2 million of capital will be required over the next seven quarters (4Q-2018 through 2Q-2020) to complete the redevelopment and repositioning of these properties. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $400 Million ATM Program and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows (dollars in thousands):

	Nine Months Ended September 30, 2018
	Total	Square Feet(1)	Per Square Foot(2)
Non-Recurring Capital Expenditures(3)	$34,923	13,732,012	$2.54
Recurring Capital Expenditures(4)	3,218	19,512,895	$0.16
Total Capital Expenditures	$38,141

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of September 30, 2018, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments and debt maturities	$761,154	$38	$158	$166	$566	$100,967	$659,259
Interest payments - fixed-rate debt(1)	75,188	1,261	9,333	9,325	9,316	9,307	36,646
Interest payments - variable-rate debt(2)	85,831	4,233	16,690	16,715	16,898	16,071	15,224
Office lease payments	1,307	223	660	257	167	—	—
Ground lease payments	6,288	36	144	144	144	144	5,676
Contractual obligations(3)	25,468	25,468	—	—	—	—	—
Total	$955,236	$31,259	$26,985	$26,607	$27,091	$126,489	$716,805

(1)
Reflects scheduled interest payments on our fixed rate debt, including the $100 million unsecured guaranteed senior notes, the $125 million unsecured guaranteed senior notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of September 30, 2018, and the one-month LIBOR rate of 2.26056%, as of September 30, 2018. Furthermore, it is assumed that any maturity extension options available are not exercised.

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
On October 29, 2018, our board of directors declared a quarterly cash dividend of $0.16 per share of common stock and a quarterly cash distribution of $0.16 per OP Unit, to be paid on January 15, 2019, to holders of record as of December 31, 2018. Also, on October 29, 2018, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock and $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock, to be paid on December 31, 2018, to preferred stockholders of record as of December 14, 2018.

Consolidated Debt
The following table sets forth certain information with respect to our consolidated debt outstanding as of September 30, 2018:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2023(3)	LIBOR+1.70%	3.616%	(4)	$58,499	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,655
Unsecured Debt:
Revolver(5)	2/12/2021(6)	LIBOR +1.10%(7)	3.361%		—
$100M Term Loan Facility	2/14/2022	LIBOR +1.20%(7)	3.098%	(8)	100,000	12/14/2018; 8/14/2021(8)
$225M Term Loan Facility	1/14/2023	LIBOR +1.20%(7)	2.574%	(9)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025	LIBOR +1.50%(7)	3.761%		150,000
$100M Senior Notes	8/6/2025	4.290%	4.290%		100,000
$125M Senior Notes	7/13/2027	3.930%	3.930%		125,000
Total Consolidated			3.414%		$761,154

(1)
Includes the effect of interest rate swaps that were effective as of September 30, 2018.  Assumes a 1-month LIBOR rate of 2.26056% as of September 30, 2018, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.

(2)	Excludes unamortized debt issuance costs and discounts aggregating $3.9 million as of September 30, 2018.

(3)	One 24-month extension is available if certain conditions are satisfied.

(4)
As of September 30, 2018, $58.3 million of this term loan has been effectively fixed at 3.615% through the use of two interest rate swaps as follows: (i) $30 million at 3.526% with an effective date of January 15, 2015 and (ii) $28.3 million at 3.71% with an effective date of July 15, 2015.

(5)
The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(6)	Two additional six-month extensions available at the borrower’s option.

(7)
The LIBOR margin will range from 1.10% to 1.50% per annum for the Revolver, 1.20% to 1.70% per annum for the $100 Million Term Loan Facility, 1.20% to 1.70% per annum for the $225 million term loan facility and 1.50% to 2.20% per annum for the $150 Million Term Loan Facility, depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(8)
As of September 30, 2018, the $100 Million Term Loan Facility has been effectively fixed at 1.8975% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $50 million with a strike rate of 1.79% and an effective date of August 14, 2015, and (ii) $50 million with a strike rate of 2.005% and an effective date of February 16, 2016, plus the applicable LIBOR margin. We have an interest rate swap that will effectively fix the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin from December 14, 2018 (the expiration date of the current swaps) through August 14, 2021.

(9)
As of September 30, 2018, the $225 million term loan facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2018:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.6	3.33%	3.33%	$610,959	80%
Variable	6.6	LIBOR + 1.50%	3.76%	$150,195	20%
Secured vs. Unsecured:
Secured	5.2		3.68%	$61,154	8%
Unsecured	5.8		3.39%	$700,000	92%

(1)
Includes the effect of interest rate swaps that were effective as of September 30, 2018.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Revolver.  Assumes a 1-month LIBOR rate of 2.26056% as of September 30, 2018, as applicable.

(2)	Excludes unamortized debt issuance costs and discounts aggregating $3.9 million as of September 30, 2018.

At September 30, 2018, we had total consolidated indebtedness of $761.2 million, excluding unamortized debt issuance costs and discounts, with a weighted average interest rate of 3.414% and an average term-to-maturity of 5.8 years.  As of September 30, 2018, $611.0 million, or 80% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($227.7 million) or an interest rate swap ($383.3 million).
At September 30, 2018, we had consolidated indebtedness of $761.2 million, reflecting a net debt to total combined market capitalization of approximately 15.3%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our quarterly debt covenants as of September 30, 2018.

Off Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Cash provided by operating activities	$80,945	$58,129	$22,816
Cash used in investing activities	$(368,493)	$(491,948)	$123,455
Cash provided by financing activities	$464,582	$431,212	$33,370
Net cash provided by operating activities. Net cash provided by operating activities increased by $22.8 million to $80.9 million for the nine months ended September 30, 2018, compared to $58.1 million for the nine months ended September 30, 2017.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2017, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by higher cash paid for interest for comparable periods and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities decreased by $123.5 million to $368.5 million for the nine months ended September 30, 2018, compared to $491.9 million for the nine months ended September 30, 2017. The decrease was primarily attributable to a $170.8 million decrease in cash paid for property acquisitions, including related deposits, partially offset by a $29.2 million decrease in net cash proceeds from the sale of properties, a $12.1 million increase in cash paid for construction and repositioning projects for comparable periods, and a $6.0 million decrease in proceeds from repayment of a note receivable in the prior period.
Net cash provided by financing activities. Net cash provided by financing activities increased by $33.4 million to $464.6 million for the nine months ended September 30, 2018, compared to $431.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to the following: (i) an increase of $150.0 million in borrowings on the $150 Million Term Loan Facility, (ii) an increase of $121.4 million in net cash proceeds from the sale of shares of our common stock for comparable periods and (iii) the $9.9 million repayment of one of our secured mortgage loans in March 2017, inclusive of a $0.2 million early prepayment premium. These increases were partially offset by the following: (i) a decrease of $125.0 million of cash proceeds from the issuance of the $125 Million Notes in July 2017, (ii) a decrease of $76.0 million in draws on the Revolver for comparable periods, (iii) an increase of $34.0 million in paydowns on the Revolver for comparable periods, (iv) an increase of $10.0 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend and (v) an increase of $3.9 million in dividends paid to preferred stockholders due to the issuance of our 5.87% Series B Cumulative Redeemable Preferred Stock in November 2017.

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
As of September 30, 2018, $58.3 million of the $60 Million Term Loan’s principal has been effectively fixed at 3.615% through the use of two interest rate swaps, with notional values of $30.0 million and $28.3 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.526%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.71%.
As of September 30, 2018, interest on the $100 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps, each with a notional value of $50.0 million. The first interest rate swap has an effective date of August 14, 2015, and a maturity date of December 14, 2018, and the second interest rate swap has an effective date of February 16, 2016, and a maturity date of December 14, 2018. The two interest rate swaps currently fix the annual interest rate payable on the $100 Million Term Loan Facility as follows: 1.79% for the first $50.0 million and 2.005% for the second $50.0 million, plus an applicable margin under the terms of the Credit Facility.
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
As of September 30, 2018, interest on the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
At September 30, 2018, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts/premiums, of $761.2 million. Of this total amount, $611.0 million, or 80%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $150.2 million, or 20%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2018, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.8 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.8 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our subsidiary Rexford Industrial - 1065 Walnut, LLC, may be subject to a potential insurance subrogation related lawsuit arising from the alleged loss of inventory when a broken beam in the ceiling of one of our properties allegedly caused fire sprinkler and water damage. The matter is currently in the investigation stage, and no lawsuit has been filed. The amount sought through insurance subrogation is approximately $3.7 million.  Our commercial liability insurer has confirmed that our liability insurance policy limit is sufficient to pay the potential claim and has confirmed that it has no reservation of rights for this claim. Based on the foregoing, we do not believe that this potential claim would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. While we intend to vigorously defend any claims asserted against us should a lawsuit be filed, we cannot predict their outcome.

Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors as set forth in these documents.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018(1)	608	$31.04	N/A	N/A
August 1, 2018 to August 31, 2018(1)	357	$31.44	N/A	N/A
September 1, 2018 to September 30, 2018	—	$—	N/A	N/A
	965	$31.19	N/A	N/A

(1)	In July and August 2018, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

October 31, 2018	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 31, 2018	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 31, 2018	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)