Form 10-K
period 2018-12-31
Rexford Industrial Realty, Inc.
filed 2019-02-19
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________ __________________________________________________________________________
FORM 10-K
..____________________ __________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 29, 2018, as reported on the New York Stock Exchange (“NYSE”) was approximately $2,844 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 456,721 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 11, 2019 was 96,815,364.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2018, our consolidated portfolio consisted of 176 properties with approximately 21.3 million rentable square feet.  In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier-to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of interests in 176 properties totaling approximately 21.3 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2018, we had 1,375 leases, with no single tenant accounting for more than 2.8% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (51%); San Bernardino (17%); Orange County (13%); San Diego (11%); Ventura (8%).
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
Vertically Integrated Platform: We are a full-service real estate operating company, with substantial in-house capabilities in all aspects of our business. Our platform includes experienced in-house teams focused on acquisitions, analytics and underwriting, asset management and repositioning, property management, sales and leasing, design, construction management, as well as finance, accounting, legal and human relations departments.
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
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three public offerings of our common stock, two public offerings of preferred stock and through sales of common stock under our at-the-market equity offering programs. We currently have an at-the-market equity offering program pursuant to which we may sell from time to time up to an aggregate of $400.0 million of our common stock through sales agents. As of the filing date of this Annual Report on Form 10-K, we have sold $336.6 million of our common stock under this at-the-market equity offering program, leaving us with the capacity to issue up to $63.4 million of additional shares. We have a $450 million senior unsecured credit facility consisting of a $100 million unsecured term loan facility and a $350 million unsecured revolving credit facility. As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the unsecured revolving credit facility, leaving $350.0 million available. The credit facility has an accordion feature that permits us to request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2018, our ratio of net debt to total market capitalization was 15.8%.

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
Insurance
We carry commercial property, liability, environmental and terrorism coverage on all the properties in our portfolio under blanket insurance policies. In addition, we hold other environmental policies for certain properties with known environmental conditions that provides for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plan), riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes, and while we maintain earthquake insurance coverage, the events are subject to material deductibles and exclusions. Additionally, seismic risks are evaluated for properties during acquisition by a qualified structural engineer and to the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level.
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
Employees
As of December 31, 2018, we employed 108 full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.
Principal Executive Offices
Our principal executive offices are located 11620 Wilshire Boulevard, Suite 1000, Los Angeles, California 90025 (telephone 310-966-1680). We believe that our current facilities are adequate for our present and future operations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Information Statements and amendments to those reports are available free of charge through our investor relations website at http://www.rexfordindustrial.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). All reports we file with the SEC are also available free of charge via EDGAR through the SEC website at http://www.sec.gov.
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
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. To mitigate some of the environmental risk, our properties are covered by a blanket environmental insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provides for additional coverage for potential environmental liabilities. These policies, however, are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. We require Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes but is not limited to inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant typically recommends further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. We generally expect to continue to obtain a Phase I or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets and results of operations or liquidity and may not identify all potential environmental liabilities, and our portfolio environmental and any site-specific insurance policies may be insufficient to cover any such environmental costs and liabilities.
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
We believe the following risks are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks could adversely affect our results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock and might cause our stockholders to lose all or part of their investment. For purposes of this section, the term “stockholders” means the holders of shares of our common stock and preferred stock.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this market (such as earthquakes, wild fires, mudslides, and other events). Most of our properties are located in areas known to be seismically active. While we carry insurance for losses resulting from earthquakes, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2018, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (23.1%); Warehousing (20.9%);

Manufacturing (14.3%); Retail Trade (10.5%); and Transportation Services (6.1%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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

•
we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and, in some cases commence foreclosure proceedings on one or more of our properties; and

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
As of December 31, 2018, approximately 68% of the acquisitions by deal count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2018, we have six interest rate swaps in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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
Our credit rating is based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit rating. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments.  At December 31, 2018, the credit rating for our unsecured debt was BBB (investment grade) from Fitch, with a stable outlook, and the credit rating for our preferred stock was BB+ from Fitch, with a stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.
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
The potential impacts of future climate change and governmental initiatives remain uncertain at this time but could result in increased operating costs.
Our assets and tenants may be exposed to potential risks from possible future climate change that could result in physical and regulatory impacts, increasing our operating costs and impairing our tenants’ ability to lease property and pay rent. Laws and regulations targeting climate change could result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
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
Additionally, political uncertainty from matters such as the implementation of the governing agenda of President Donald J. Trump, may contribute to potential risks beyond our control, such as:

•	changes in governmental policy on a variety of matters such as trade and manufacturing policies;

•	trade disputes and tariffs on goods from China and other countries;

•	possible restructuring of trade agreements, including the North American Free Trade Agreement / United States-Mexico-Canada Agreement;

•	geopolitical matters such as the exit of the United Kingdom from the European Union;

•	shutdowns of the U.S. federal government; and

•	uncertainties associated with political gridlock and the results of investigations, including, without limitation, the special counsel investigation headed by Robert Mueller.
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
Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”) or its replacement. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.

Changes in laws, regulations, and financial accounting standards may adversely affect our reported results of operations.
Legislative, regulatory, and accounting standard-setting bodies in the U.S., California and globally may promulgate new and modified laws, regulations, and accounting standards focused on financial, banking and real estate sectors. Much rule-making and administrative efforts have focused principally on the areas perceived as having contributed to previous financial crisis. The administration of President Donald J. Trump has indicated a desire to modify or reverse some of these efforts. This has created a significant degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses.
A high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created a business environment that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors. Proposals have been made at the federal level and state laws enacted in California to interject certain governmental controls over board composition and actions, which may have unintended and uncertain consequences for companies.
In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international standards and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our client tenants, which would have a secondary impact on us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.
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
Regulation of the banking and investment banking industries, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), has and may continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Further, actions by President Donald J. Trump’s administration may alter Dodd-Frank implementation, interpretation and/or enforcement. Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.
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
As of December 31, 2018, 3.3% of the rentable square footage of our portfolio was available for lease and leases representing 0.9% of the rentable square footage of our portfolio expired on December 31, 2018. In addition, leases representing 12.9% and 19.6% of the rentable square footage of the properties in our portfolio will expire in 2019 and 2020. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected.
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
Historically, some of our tenants have filed for bankruptcy protection or become insolvent. This may occur with tenants in the future, and we are particularly at risk because of the credit rating of much of our tenant base. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Also, our claim for unpaid rent would likely not be paid in full.  Failed banks or banks involved in government-facilitated sales are subject to the Federal Deposit Insurance Corporation’s (the “FDIC”) statutory authority and receivership process. The FDIC has receivership powers that are substantially broader than those of a bankruptcy trustee. In dealing with the FDIC in any repudiation of a lease, we as landlord are likely to be in a less favorable position than with a debtor in a bankruptcy proceeding. Many of the creditor protections that exist in a bankruptcy proceeding do not exist in a FDIC receivership.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity.
We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. The loss of services of one or more members of our senior management team and key personnel, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants. Further, the loss of a member of our senior management team could be negatively perceived in the capital markets.
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
Phase I or similar environmental site assessments, which are limited in scope, conducted by independent environmental consultants on most of our properties at the time of their acquisition or in connection with subsequent financings may not include or identify all potential environmental liabilities or risks associated with the relevant properties and are not updated in the ordinary course of business absent a specific need. This may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase Is or similar environmental site assessments and this failure may expose us to liability in the future. While we maintain portfolio environmental and some site-specific insurance policies, they may be insufficient to cover any such environmental costs and liabilities.
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
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including the engagement of independent third party consultants to analyze any vulnerabilities, implementation of software and systems intended to reduce the risk of IT security breaches, and ongoing training modules of employees throughout the year, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could:

•	Disrupt the proper functioning of our networks and systems;

•	Result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Require significant management attention and resources to remedy any damages that result;

•	Subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements; or

•	Damage our reputation among our tenants and investors generally.
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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property, commonly referred to as Proposition 13 Protections. A measure proposing to remove certain Proposition 13 Protections for commercial real estate owners qualified as a November 2020 California ballot measure. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard ASTM procedures in Phase I environmental studies. In addition to a blanket environmental insurance policy, as needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. However, these policies are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation or known or suspected contamination. As a result, we could potentially incur material liability for these issues.
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
In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act and parallel California Statutes, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance, including the removal of access barriers, and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.
Furthermore, while leases with our tenants generally include provisions to obligate the tenants to comply with all laws and operate within a defined use, there is no guaranty that the tenants will comply with the terms of their leases. We may incur costs to bring a property into legal compliance even though the tenant may have been contractually required to comply and pay for the cost of compliance. Our tenants may disregard the use restrictions contained in the leases and conduct operations not contemplated by the lease, such as prohibited uses related to cannabis or highly hazardous uses, for example, despite our efforts to prohibit certain uses.
Under California energy efficiency standards, enacted and periodically amended, including, without limitation, Title 24 or The Energy Efficiency Standards for Residential and Nonresidential Buildings, building owners may incur increased costs to renovate properties in order to meet changing energy efficiency standards and make energy usage disclosures. If we are required to make unanticipated expenditures or substantial modifications to our properties, our financial condition, cash flows, results of operations, the market price of our shares of common stock and preferred stock and our ability to make distributions to our stockholders could be adversely affected. We may incur additional costs collecting and reporting energy usage data from our tenants and properties in order to comply with such energy efficiency standards.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
We hold certain debt instruments on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Governance and oversight bodies have instituted rules and reforms directed at minimizing the risk of LIBOR manipulation, which may have occurred in the past and could have an adverse impact on the level of the index.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to U.S. dollar LIBOR (“USD LIBOR”) for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. Whether or not SOFR will attain market traction as a USD LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, the interest rates on our debt which is indexed to LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD LIBOR was available in its current form. We are currently monitoring this activity and evaluating the related risks.
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
As of December 31, 2018, we own 97.6% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our operating partnership to issue additional common units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.
Risks Related to Our Status as a REIT
Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our common stock.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our initial taxable year ended December 31, 2013. We intend to continue to meet the requirements for taxation as a REIT.  We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT, or that we will remain qualified as such in the future. If we were to fail to qualify as a REIT in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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
Many of these changes that are applicable to us or our stockholders took effect beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the 2017 Tax Reform Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the 2017 Tax Reform Act as a whole will have on the Company.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2018, our consolidated portfolio consists of 176 wholly-owned properties located in Southern California infill markets totaling approximately 21.3 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2018.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles - Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$447,353	0.2%	$14.41
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.6%	1	100.0%	$1,268,130	0.7%	$9.70
901 W. Alameda Ave.	Burbank	1	Creative Office	1969 / 2009	44,924	0.2%	3	100.0%	$1,537,843	0.8%	$34.23
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	1.5%	1	100.0%	$2,004,695	1.1%	$6.28
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.7%	10	100.0%	$1,519,206	0.8%	$9.91
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.3%	1	100.0%	$458,945	0.2%	$7.00
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.4%	1	100.0%	$530,706	0.3%	$6.60
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.3%	1	100.0%	$259,200	0.1%	$4.80
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.3%	1	100.0%	$410,600	0.2%	$7.29
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,431	2.2%	28	100.0%	$5,455,241	2.9%	$11.50
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.5%	1	100.0%	$993,744	0.5%	$9.89
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	1.0%	2	100.0%	$1,849,794	1.0%	$9.12
12154 Montague Street	Pacoima	1	Warehouse / Distribution	1974	122,868	0.6%	1	100.0%	$750,000	0.4%	$6.10
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.2%	1	100.0%	$605,067	0.3%	$12.51
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.1%	4	100.0%	$701,942	0.4%	$22.20
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.4%	1	100.0%	$627,317	0.3%	$8.15
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015	55,715	0.3%	1	100.0%	$482,322	0.3%	$8.66

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.7%	2	100.0%	$1,055,403	0.6%	$7.59
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.6%	9	100.0%	$1,316,702	0.7%	$9.82
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,689	0.4%	21	100.0%	$1,145,745	0.6%	$15.14
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006	90,722	0.4%	2	100.0%	$701,331	0.4%	$7.73
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,247	0.4%	12	98.6%	$1,316,961	0.7%	$16.85
28901-28903 Avenue Paine(6)	Valencia	1	Warehouse / Distribution	1999 / 2018	111,935	0.5%	1	100.0%	$967,118	0.5%	$8.64
29003 Avenue Sherman(6)	Valencia	1	Warehouse / Distribution	2000	68,123	0.3%	—	—%	$—	—%	$—
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.4%	1	100.0%	$538,749	0.3%	$6.63
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	77,790	0.4%	63	100.0%	$1,144,849	0.6%	$14.72
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.2%	25	100.0%	$726,719	0.4%	$15.02
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.1%	2	100.0%	$325,523	0.2%	$11.02
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.6%	1	100.0%	$1,027,830	0.5%	$7.65
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.3%	2	100.0%	$510,972	0.3%	$8.06
Los Angeles - Greater San Fernando Valley Total		57			3,182,445	15.0%	203	97.8%	$30,680,007	16.3%	$9.85

Los Angeles - San Gabriel Valley
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.2%	1	100.0%	$424,236	0.2%	$8.19
14955-14971 E. Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979	126,036	0.6%	5	100.0%	$1,080,446	0.6%	$8.57
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	1.1%	13	95.0%	$2,536,759	1.4%	$11.06
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.7%	1	100.0%	$983,469	0.5%	$6.61
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.4%	1	100.0%	$1,078,716	0.6%	$14.19
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.3%	40	100.0%	$858,606	0.5%	$12.34
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.3%	1	100.0%	$622,078	0.3%	$9.68
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.4%	2	100.0%	$718,380	0.4%	$8.22
4416 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	1956	70,510	0.3%	1	100.0%	$600,876	0.3%	$8.52
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.5%	24	88.0%	$977,928	0.5%	$11.08
13914-13932 Valley Blvd.	La Puente	2	Warehouse / Light Manufacturing	1978, 1988 / 2012	58,084	0.3%	25	90.6%	$575,550	0.3%	$10.93
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.3%	1	100.0%	$993,003	0.5%	$14.64

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.6%	1	100.0%	$820,102	0.4%	$6.84
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	1.2%	1	100.0%	$1,520,039	0.8%	$6.18
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.5%	1	100.0%	$939,175	0.5%	$8.65
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	1.5%	2	100.0%	$1,692,675	0.9%	$5.20
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.4%	13	100.0%	$828,455	0.4%	$10.48
14748-14750 Nelson Avenue(6)	City of Industry	2	Warehouse / Distribution	1969	201,990	0.9%	11	85.6%	$2,382,095	1.3%	$13.78
Los Angeles - San Gabriel Valley Total		36			2,243,183	10.5%	144	97.4%	$19,632,588	10.4%	$8.99

Los Angeles - Central
6020 Sheila Street	Commerce	1	Cold Storage / Distribution	2000	70,877	0.3%	1	100.0%	$1,068,799	0.6%	$15.08
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	3.3%	1	100.0%	$5,213,400	2.8%	$7.50
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	74,527	0.3%	7	100.0%	$1,171,035	0.6%	$15.71
6700 S Alameda Street	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.4%	1	100.0%	$1,180,434	0.6%	$15.08
679-691 S Anderson Street	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.2%	3	100.0%	$581,104	0.3%	$12.24
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$216,424	0.1%	$8.64
8542 Slauson Avenue	Pico Rivera	1	Warehouse / Excess Land	1964	24,679	0.1%	1	100.0%	$244,155	0.1%	$9.89
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.5%	1	100.0%	$749,148	0.4%	$7.44
1938-1946 E. 46th Street	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.9%	3	100.0%	$1,605,701	0.9%	$8.42
Los Angeles - Central Total		12			1,307,368	6.1%	19	100.0%	$12,030,200	6.4%	$9.20

Los Angeles - Mid-Counties
16221 Arthur Street	Cerritos	1	Warehouse / Distribution	1979	61,372	0.3%	1	100.0%	$374,455	0.2%	$6.10
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.5%	1	100.0%	$812,522	0.4%	$7.03
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983	108,500	0.5%	1	89.1%	$753,870	0.4%	$7.80
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.8%	38	100.0%	$1,791,367	1.0%	$10.15
14820-14830 Carmenita Road(6)	Norwalk	3	Warehouse / Distribution	1970, 2000	198,062	0.9%	4	100.0%	$1,800,919	1.0%	$9.09
9615 Norwalk Blvd.(6)	Santa Fe Springs	2	Warehouse / Distribution	1975	38,362	0.2%	1	68.7%	$1,021,070	0.5%	$38.73
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	106,995	0.5%	4	100.0%	$1,009,182	0.5%	$9.43
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.3%	5	100.0%	$576,575	0.3%	$9.93
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	0.1%	1	100.0%	$334,374	0.2%	$17.60
12247 Lakeland Road	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$338,846	0.2%	$13.62
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.5%	1	100.0%	$728,988	0.4%	$7.21
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.4%	24	100.0%	$820,900	0.4%	$9.55

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
10747 Norwalk Blvd.	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.3%	3	100.0%	$487,647	0.3%	$9.25
Los Angeles - Mid-Counties Total		22			1,146,943	5.4%	85	97.9%	$10,850,715	5.8%	$9.66

Los Angeles - South Bay
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.8%	2	100.0%	$2,070,684	1.1%	$12.01
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.4%	5	100.0%	$740,637	0.4%	$9.47
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.5%	2	100.0%	$864,788	0.5%	$8.64
263-321 Gardena Blvd	Carson	2	Warehouse / Excess Land	1977 - 1982	55,238	0.3%	2	100.0%	$846,240	0.5%	$15.32
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.6%	1	100.0%	$1,377,785	0.7%	$10.08
13225 S. Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$179,005	0.1%	$8.52
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	45,685	0.2%	2	39.4%	$238,380	0.1%	$13.24
687 N Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.7%	1	100.0%	$2,251,747	1.2%	$15.70
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.5%	1	100.0%	$691,536	0.4%	$7.16
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.3%	14	100.0%	$1,027,387	0.5%	$16.14
15401 S. Figueroa Street(6)	Los Angeles	1	Warehouse / Light Manufacturing	1964	38,584	0.2%	—	—%	$—	—%	$—
4175 E Conant Street	Long Beach	1	Warehouse / Distribution	2015	142,593	0.7%	1	100.0%	$1,951,874	1.0%	$13.69
1580 Carson Street(6)	Long Beach	1	Warehouse / Distribution	1982	43,787	0.2%	—	—%	$—	—%	$—
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.8%	1	100.0%	$1,435,487	0.8%	$8.72
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.1%	10	100.0%	$313,683	0.2%	$10.38
7110 Rosecrans Ave.(6)	Paramount	1	Warehouse / Distribution	1972 / 2015	73,439	0.3%	2	100.0%	$590,084	0.3%	$8.04
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989	1,149,794	5.4%	20	86.0%	$6,937,601	3.7%	$7.02
19402 S. Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	0.1%	1	100.0%	$243,600	0.1%	$15.78
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.2%	29	100.0%	$657,259	0.3%	$13.27
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.2%	1	100.0%	$431,471	0.2%	$8.66
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	88,971	0.4%	11	100.0%	$886,604	0.5%	$9.97
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.4%	1	100.0%	$721,773	0.4%	$7.89
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.6%	12	100.0%	$1,554,860	0.8%	$11.63
Los Angeles - South Bay Total		43			2,985,061	14.0%	120	90.9%	$26,012,485	13.8%	$9.59

Orange County - North

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,362	0.6%	20	92.7%	$1,464,564	0.8%	$13.02
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim	2	Warehouse / Light Manufacturing	1973 / 2007	62,395	0.3%	30	94.6%	$778,155	0.4%	$13.18
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	0.6%	2	90.2%	$896,418	0.5%	$8.30
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985	64,570	0.3%	1	100.0%	$466,572	0.2%	$7.23
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.2%	1	100.0%	$289,231	0.1%	$8.38
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	0.7%	15	92.1%	$1,477,719	0.8%	$9.95
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	1.6%	9	95.7%	$2,627,838	1.4%	$7.95
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.5%	2	100.0%	$854,388	0.5%	$7.42
1581 Main Street	Orange	1	Warehouse / Distribution	1994	39,661	0.2%	1	100.0%	$353,376	0.2%	$8.91
Orange County - North Total		21			1,064,416	5.0%	81	95.1%	$9,208,261	4.9%	$9.09

Orange County - West
1700 Saturn Way	Seal Beach	1	Warehouse / Distribution	2006	170,865	0.8%	1	100.0%	$1,516,293	0.8%	$8.87
17311 Nichols Lane	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.5%	1	100.0%	$920,488	0.5%	$8.01
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.2%	1	100.0%	$318,270	0.2%	$9.01
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	1.0%	1	100.0%	$1,871,577	1.0%	$9.00
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.6%	3	100.0%	$950,377	0.5%	$7.84
Orange County - West Total		6			650,276	3.1%	7	100.0%	$5,577,005	3.0%	$8.58

Orange County - South
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	46,178	0.2%	1	100.0%	$473,731	0.3%	$10.26
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.5%	1	100.0%	$1,211,184	0.6%	$11.84
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.8%	2	100.0%	$1,379,988	0.7%	$7.63
Orange County - South Total		3			329,458	1.5%	4	100.0%	$3,064,903	1.6%	$9.30

Orange County - Airport
1601 Alton Pkwy.	Irvine	1	Light Industrial / Office	1974 / 2018	124,988	0.6%	4	87.3%	$1,195,159	0.6%	$10.95
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	0.6%	1	100.0%	$901,274	0.5%	$7.38
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	0.5%	57	93.7%	$1,196,798	0.6%	$12.63
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.2%	14	100.0%	$470,228	0.3%	$12.19
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.4%	3	100.0%	$1,141,934	0.6%	$11.61
2700‐2722 South Fairview Street(6)	Santa Ana	1	Warehouse / Light Manufacturing	1964 / 1984	116,575	0.5%	2	49.6%	$614,415	0.3%	$10.63

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.2%	1	100.0%	$405,994	0.2%	$10.80
Orange County - Airport Total		12			639,374	3.0%	82	87.3%	$5,925,802	3.1%	$10.61

San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,208	0.5%	1	100.0%	$495,398	0.3%	$4.80
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.5%	2	100.0%	$675,179	0.3%	$6.17
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.6%	2	100.0%	$910,759	0.5%	$6.96
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.5%	1	100.0%	$504,789	0.3%	$4.68
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.6%	25	95.8%	$1,178,760	0.6%	$9.58
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	0.5%	19	86.6%	$776,928	0.4%	$7.90
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.5%	5	100.0%	$967,650	0.5%	$8.65
Safari Business Park(7)	Ontario	16	Warehouse / Distribution	1988-1996	1,136,156	5.3%	81	96.3%	$9,424,655	5.0%	$8.62
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	1.0%	9	88.0%	$1,344,455	0.7%	$7.00
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.5%	1	100.0%	$687,190	0.4%	$6.92
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.5%	1	100.0%	$700,114	0.4%	$7.32
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.6%	11	100.0%	$1,201,962	0.6%	$8.88
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.6%	4	79.5%	$1,667,430	0.9%	$16.22
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.4%	4	100.0%	$713,667	0.4%	$8.77
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.5%	58	100.0%	$1,235,539	0.6%	$11.49
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	1.0%	1	100.0%	$1,162,883	0.6%	$5.47
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.7%	1	100.0%	$797,871	0.4%	$5.47
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	1.0%	1	100.0%	$1,061,460	0.6%	$5.28
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	1.4%	1	100.0%	$1,273,358	0.7%	$4.47
San Bernardino - Inland Empire West Total		55			3,652,359	17.2%	228	96.8%	$26,780,047	14.2%	$7.57

San Bernardino - Inland Empire East
6750 Unit C - 6780 Central Ave.	Riverside	3	Warehouse / Light Manufacturing	1978	51,867	0.2%	5	100.0%	$344,942	0.2%	$6.65

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	1.0%	8	91.5%	$1,720,007	0.9%	$8.74
3233 Mission Oaks Blvd(6)	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018	461,210	2.2%	7	72.9%	$2,875,657	1.5%	$8.56

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.6%	21	98.5%	$1,308,214	0.7%	$9.64
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.4%	23	100.0%	$956,170	0.5%	$10.97
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.2%	1	100.0%	$247,200	0.1%	$7.42
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.3%	2	100.0%	$518,675	0.3%	$7.42
2350-2380 Eastman Ave	Oxnard	4	Warehouse / Light Manufacturing	2003	55,321	0.3%	26	96.4%	$587,999	0.3%	$11.03
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Light Manufacturing	1989	49,641	0.2%	16	95.4%	$459,179	0.3%	$9.69
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.6%	24	100.0%	$1,212,797	0.7%	$9.17
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.6%	15	95.8%	$1,132,740	0.6%	$9.42
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.6%	1	100.0%	$866,013	0.5%	$6.36
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,530	0.5%	18	100.0%	$1,178,498	0.6%	$11.49
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.7%	2	100.0%	$1,015,836	0.5%	$7.32
1998 Surveyor Avenue(6)	Simi Valley	1	Warehouse / Distribution	2018	—	—%	—	—%	$—	—%	$—
851 Lawrence Drive(6)	Thousand Oaks	1	Warehouse / Distribution	1968	49,976	0.2%	—	—%	$—	—%	$—
Ventura County Total		32			1,794,461	8.4%	164	88.6%	$14,078,985	7.5%	$8.86

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.7%	4	100.0%	$1,580,268	0.8%	$10.44
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,955	0.4%	9	93.3%	$1,251,889	0.7%	$14.91
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.4%	7	100.0%	$845,910	0.4%	$10.52
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.3%	4	100.0%	$802,267	0.4%	$11.20
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,572	0.5%	3	71.9%	$947,910	0.5%	$11.51
3927 Oceanic Drive	Oceanside	1	Warehouse / Distribution	2004	54,740	0.3%	1	100.0%	$575,098	0.3%	$10.51
1332-1340 Rocky Point Drive(6)	Oceanside	3	Warehouse / Distribution	2009	73,747	0.3%	1	30.7%	$196,106	0.1%	$8.65
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	2004	143,274	0.7%	4	100.0%	$1,276,133	0.7%	$8.91
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.5%	2	100.0%	$883,327	0.5%	$9.11
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	121,892	0.6%	9	100.0%	$1,117,812	0.6%	$9.17
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.3%	7	92.8%	$624,169	0.3%	$9.76
San Diego - North County Total		26			1,067,584	5.0%	51	91.2%	$10,100,889	5.3%	$10.38

San Diego - Central

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	112,062	0.5%	16	93.0%	$1,161,798	0.6%	$11.15
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,501	0.5%	38	100.0%	$1,753,330	0.9%	$15.59
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,763	0.9%	52	99.3%	$2,956,230	1.6%	$15.85
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.4%	4	100.0%	$893,192	0.5%	$10.32
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.2%	1	100.0%	$497,133	0.3%	$10.61
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	96,840	0.5%	2	100.0%	$877,792	0.5%	$9.06
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974	47,666	0.2%	2	100.0%	$436,737	0.2%	$9.16
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	60,819	0.3%	2	100.0%	$618,715	0.3%	$10.17
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	0.5%	47	100.0%	$1,512,036	0.8%	$15.43
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.3%	4	100.0%	$600,860	0.3%	$10.12
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.5%	1	100.0%	$1,174,896	0.6%	$10.49
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.4%	1	100.0%	$839,988	0.5%	$10.06
San Diego - Central Total		42			1,103,947	5.2%	170	99.2%	$13,322,707	7.1%	$12.17

San Diego - South County
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	76,701	0.4%	12	93.3%	$689,746	0.4%	$9.64

Consolidated Portfolio - Total / Weighted Average	176 Properties	372			21,295,443	100.0%	1,375	95.4%	$188,299,282	100.0%	$9.27

(1)	Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.

(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2018.

(3)
Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2018, multiplied by 12.  Excludes billboard and antenna revenue and tenant reimbursements.

(4)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2018.

(5)	Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2018.

(6)	This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2018, or is expected to be placed under repositioning in 2019.

(7)
Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2018.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Distribution	96	95.0%	14,757,480	69.3%	$119,174	63.3%	$8.50
Warehouse / Light Manufacturing	58	96.4%	4,825,163	22.7%	46,138	24.5%	$9.92
Light Industrial / Office (5)	7	94.7%	711,153	3.3%	8,995	4.8%	$13.35
Light Manufacturing / Flex	6	93.0%	466,323	2.2%	6,495	3.4%	$14.97
Cold Storage / Distribution	4	100.0%	396,104	1.9%	$5,491	2.9%	$13.86
Warehouse / Excess Land	5	100.0%	139,220	0.6%	$2,007	1.1%	$14.42
Total / Weighted Average	176	95.4%	21,295,443	100.0%	$188,299	100.0%	$9.27

(1)	Calculated as the average occupancy at such properties as of December 31, 2018.

(2)
Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2018, multiplied by 12, and then aggregated by property type.  Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2018.

(4)	Calculated for each property type as annualized base rent for such property type divided by occupied square feet for such property type as of December 31, 2018.

(5)	Includes West Alameda Avenue with 44,924 rentable square feet that is classified as Creative Office.
Uncommenced Leases
Uncommenced leases as of December 31, 2018, reflect signed new and renewal leases that have not yet commenced as of December 31, 2018.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2018.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	492,937	—	96.1%	$99,206	$634	$99,840	$9.56
Orange County	17,516	—	95.1%	23,776	19	23,795	$9.33
San Bernardino County	102,189	26,506	97.6%	27,125	563	27,688	$7.66
San Diego County	147,199	—	95.2%	24,113	101	24,214	$11.32
Ventura County	77,093	5,266	88.9%	14,079	161	14,240	$8.93
Total/Weighted Average	836,934	31,772	95.5%	$188,299	$1,478	$189,777	$9.33

(1)	Represents the square footage of renewal leases that have been signed but have not yet commenced as of December 31, 2018.

(2)	Represents the square footage of new leases that have been signed but have not yet commenced as of December 31, 2018.

(3)	Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2018, divided by total rentable square feet.

(4)
Represents annualized base rent for leases that have commenced as of December 31, 2018, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2018, multiplied by 12), aggregated by market. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(5)
Annualized base rent from uncommenced leases includes: (i) $333,000 of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $1,145,000 of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2018, multiplied by 12.). Amounts in thousands.

(6)	Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.

(7)
Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2018.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2018.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	9	100.0%	1,307,368	6.1%	$12,030	6.4%	$9.20
Greater San Fernando Valley	30	97.8%	3,182,445	15.0%	30,680	16.3%	$9.85
Mid-Counties	13	97.9%	1,146,943	5.4%	10,851	5.8%	$9.66
San Gabriel Valley	18	97.4%	2,243,183	10.5%	19,633	10.4%	$8.99
South Bay	23	90.9%	2,985,061	14.0%	26,012	13.8%	$9.59
Subtotal / Weighted Average	93	96.1%	10,865,000	51.0%	$99,206	52.7%	$9.50
Orange County
North Orange County	9	95.1%	1,064,416	5.0%	$9,208	4.9%	$9.09
OC Airport	7	87.3%	639,374	3.0%	5,926	3.1%	$10.61
South Orange County	3	100.0%	329,458	1.5%	3,065	1.6%	$9.30
West Orange County	5	100.0%	650,276	3.1%	5,577	3.0%	$8.58
Subtotal / Weighted Average	24	95.1%	2,683,524	12.6%	$23,776	12.6%	$9.32
San Bernardino County
Inland Empire East	1	100.0%	51,867	0.2%	$345	0.2%	$6.65
Inland Empire West	19	96.8%	3,652,359	17.2%	26,780	14.2%	$7.57
Subtotal / Weighted Average	20	96.9%	3,704,226	17.4%	$27,125	14.4%	$7.56
Ventura County
Ventura	15	88.6%	1,794,461	8.4%	$14,079	7.5%	$8.86
Subtotal / Weighted Average	15	88.6%	1,794,461	8.4%	$14,079	7.5%	$8.86
San Diego County
Central San Diego	12	99.2%	1,103,947	5.2%	$13,322	7.1%	$12.17
North County San Diego	11	91.2%	1,067,584	5.0%	10,101	5.3%	$10.38
South County San Diego	1	93.3%	76,701	0.4%	690	0.4%	$9.64
Subtotal / Weighted Average	24	95.2%	2,248,232	10.6%	$24,113	12.8%	$11.27
Consolidated Portfolio - Total / Weighted Average	176	95.4%	21,295,443	100.0%	$188,299	100.0%	$9.27

(1)	Calculated as the average occupancy at such properties as of December 31, 2018.

(2)
Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2018, multiplied by 12), aggregated by market. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2018.

(4)	Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2018.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2018.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Wholesale Trade	310	4,921,196	24.2%	$43,575	23.1%	$8.85
Warehousing	309	4,499,868	22.2%	39,284	20.9%	$8.73
Manufacturing	139	3,162,554	15.6%	26,934	14.3%	$8.52
Retail Trade	120	2,346,714	11.5%	19,819	10.5%	$8.45
Transportation Services	37	1,088,891	5.4%	11,520	6.1%	$10.58
Professional, Scientific, and Technical Services	100	880,690	4.3%	10,496	5.6%	$11.92
Construction	108	581,581	2.9%	6,279	3.3%	$10.80
Other	70	550,584	2.7%	5,705	3.0%	$10.36
Administrative and Support and Waste Management and Remediation Services	50	593,595	2.9%	5,597	3.0%	$9.43
Information	35	345,140	1.7%	4,669	2.5%	$13.53
Public Administration	8	236,283	1.2%	3,439	1.8%	$14.55
Repair and Maintenance	33	315,475	1.5%	3,325	1.8%	$10.54
Paper/Printing	11	319,168	1.6%	2,755	1.5%	$8.63
Health Care and Social Assistance	20	239,537	1.2%	2,386	1.3%	$9.96
Arts, Entertainment, and Recreation	20	131,198	0.6%	1,647	0.9%	$12.55
Real Estate	5	97,771	0.5%	869	0.4%	$8.89
Total / Weighted Average	1,375	20,310,245	100.0%	$188,299	100.0%	$9.27

(1)	A single lease may cover space in more than one building.

(2)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2018, multiplied by 12, and then aggregated by industry.  Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2018.

(4)	Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2018.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2018, our consolidated properties were 95.5% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.8% of our total annualized base rent. Our average lease size is approximately 15,000 square feet, and approximately 49% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined account for 11.9% of our annualized base rent as of December 31, 2018. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2018.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Unified Natural Foods, Inc.	Central LA	695,120	3.4%	$5,213	2.8%	$7.50	5/8/2038
Federal Express Corporation	South Bay	173,596	0.9%	2,476	1.3%	$14.26	11/30/2032(4)
32 Cold, LLC	Central LA	149,157	0.7%	2,249	1.2%	$15.08	3/31/2026(5)
Cosmetic Laboratories of America, LLC	Greater San Fernando Valley	319,348	1.6%	2,005	1.1%	$6.28	6/30/2020
Triscenic Production Services, Inc.	Greater San Fernando Valley	255,303	1.3%	1,984	1.1%	$7.77	3/31/2022(6)
Universal Technical Institute of Southern California, LLC	South Bay	142,593	0.7%	1,952	1.0%	$13.69	8/31/2030
Southland Industries, Inc.	West Orange County	207,953	1.0%	1,872	1.0%	$9.00	5/31/2028
Tesla, Inc.	Greater San Fernando Valley	167,425	0.8%	1,526	0.8%	$9.12	8/31/2022(7)
Warehouse Specialists, Inc.	San Gabriel Valley	245,961	1.2%	1,520	0.8%	$6.18	2/28/2021
Dendreon Corporation	West Orange County	170,865	0.8%	1,516	0.8%	$8.87	12/31/2019
Top 10 Tenants		2,527,321	12.4%	$22,313	11.9%	$8.83
All Other Tenants		17,782,923	87.6%	165,986	88.1%	$9.33
Total Consolidated Portfolio		20,310,244	100.0%	$188,299	100.0%	$9.27

(1)
Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2018, multiplied by 12.  Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2018.

(3)	Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2018.

(4)	Includes (i) 30,160 rentable square feet expiring September 30, 2027, and (ii) 143,436 rentable square feet expiring November 30, 2032.

(5)	Includes (i) 78,280 rentable square feet expiring September 30, 2025, and (ii) 70,877 rentable square feet expiring March 31, 2026.

(6)	Includes (i) 38,766 rentable square feet expiring November 30, 2019, (ii) 147,318 rentable square feet expiring September 30, 2021, and (iii) 69,219 rentable square feet expiring March 31, 2022.

(7)
Includes (i) 21,697 rentable square feet expiring November 30, 2019, (ii) 16,868 rentable square feet expiring April 30, 2020, (iii) 20,310 rentable square feet expiring May 31, 2020, and (iv) 108,550 rentable square feet expiring August 31, 2022.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2018, there were 258 triple net leases in our consolidated portfolio, representing approximately 57.4% of our total annualized base rent.

Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2018, there were 934 modified gross leases in our consolidated portfolio, representing approximately 36.0% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2018, there were 183 gross leases in our consolidated portfolio, representing approximately 6.6% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2018:

Square Feet	Number of Leases	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	760	1,620,113	8.0%	$20,567	10.9%	$12.69
5,000 - 9,999	197	1,390,173	6.8%	16,055	8.5%	$11.55
10,000 - 24,999	239	3,812,433	18.8%	40,279	21.4%	$10.57
25,000 - 49,999	85	3,044,084	15.0%	29,070	15.5%	$9.55
>50,000	94	10,443,441	51.4%	82,328	43.7%	$7.88
Total / Weighted Average	1,375	20,310,244	100.0%	$188,299	100.0%	$9.27

(1)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2018, multiplied by 12, and then aggregated by square feet. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(2)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2018.

(3)	Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2018.

Lease Expirations
As of December 31, 2018, our weighted average in-place remaining lease term was approximately 3.8 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2018, plus available space, for each of the 10 full calendar years commencing December 31, 2018 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	694,890	3.3%	$—	—%	$—
Current Repositioning(6)	—	290,309	1.4%	—	—%	$—
MTM Tenants(7)	68	78,064	0.4%	1,113	0.6%	$14.26
2018	22	201,741	0.9%	2,104	1.1%	$10.43
2019	306	2,751,675	12.9%	25,770	13.7%	$9.37
2020	350	4,179,390	19.6%	36,914	19.6%	$8.83
2021	292	4,855,514	22.8%	42,597	22.6%	$8.77
2022	145	2,322,507	10.9%	21,276	11.3%	$9.16
2023	121	2,162,941	10.2%	23,143	12.3%	$10.70
2024	33	1,047,789	4.9%	10,064	5.4%	$9.60
2025	11	269,578	1.3%	3,012	1.6%	$11.17
2026	8	409,574	1.9%	4,542	2.4%	$11.09
2027	7	252,538	1.2%	2,499	1.3%	$9.90
Thereafter	12	1,778,933	8.3%	15,265	8.1%	$8.58
Total Consolidated Portfolio	1,375	21,295,443	100.0%	$188,299	100.0%	$9.27

(1)	Represents the contracted square footage upon expiration.

(2)
Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2018, multiplied by 12. Excludes billboard and antenna revenue and rent abatements. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2018.

(4)	Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2018.

(5)
Represents vacant space (not under repositioning or lease-up) as of December 31, 2018. Includes leases aggregating 31,772 rentable square feet that have been signed but had not yet commenced as of December 31, 2018.

(6)
Represents space at seven of our properties that were classified as current repositioning as of December 31, 2018. Excludes completed repositioning properties and properties in lease-up. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Development of Properties,” of this Annual Report on Form 10-K for additional details related to these seven properties.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy. Includes 59 MTM leases totaling 63,290 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to the number and the small size of spaces, we typically only enter into MTM leases.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	The Year Ended December 31,
	2018			2017			2016
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases - First Generation(3)(4)	$730	406,400	$1.80	$1,069	531,101	$2.01	$1,474	493,978	$2.98
New Leases - Second Generation(3)(5)	844	450,229	$1.87	800	591,230	$1.35	2,295	1,182,569	$1.94
Renewal Leases	309	439,921	$0.70	596	504,261	$1.18	288	377,053	$0.76
Total Tenant Improvements	$1,883	1,296,550	$1.45	$2,465	1,626,592	$1.52	$4,057	2,053,600	$1.97
Leasing Commissions
New Leases - First Generation(3)(4)	$1,976	662,197	$2.98	$1,821	522,969	$3.48	$2,622	1,586,659	$1.65
New Leases - Second Generation(3)(5)	1,964	765,414	$2.57	2,772	1,244,739	$2.23	1,516	915,069	$1.66
Renewal Leases	879	1,032,207	$0.85	1,071	820,290	$1.31	1,144	1,801,991	$0.63
Total Leasing Commissions	$4,819	2,459,818	$1.96	$5,664	2,587,998	$2.19	$5,282	4,303,719	$1.23
Total Tenant Improvements & Leasing Commissions	$6,702			$8,129			$9,339

(1)	Cost is reported in thousands. Costs of tenant improvements include contractual tenant allowances and costs necessary to prepare a space for occupancy by a new tenant.

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2018			2017			2016
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$45,452	14,142,110	$3.21	$35,221	12,889,591	$2.73	$21,192	9,061,612	$2.34
Recurring Capital Expenditures(5)	5,621	19,842,157	$0.28	2,525	16,590,584	$0.15	2,792	13,611,194	$0.21
Total Capital Expenditures	$51,073			$37,746			$23,984

(1)	Cost is reported in thousands.

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

(4)
Non-recurring capital expenditures are expenditures made in respect of a property for improvement to the appearance of such property, or any development or other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, or capital expenditures for deferred maintenance existing at the time such property was acquired.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 11, 2019, there were 163 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	N/A	N/A
November 1, 2018 to November 30, 2018(1)	520	$32.22	N/A	N/A
December 1, 2018 to December 31, 2018 (1)	141	$31.42	N/A	N/A
	661	$32.05	N/A	N/A

(1)	In November 2018 and December 2018, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2013 through December 31, 2018, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2013, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Rexford Industrial Realty, Inc.	$100.00	$122.99	$132.49	$192.69	$247.64	$255.61
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
MSCI U.S. REIT Index	$100.00	$130.38	$133.67	$145.16	$152.52	$145.55
SNL U.S. REIT Industrial Index	$100.00	$120.99	$124.67	$156.99	$189.66	$184.28

Item 6. Selected Financial Data.
The following table sets forth selected financial and operating data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and related notes, elsewhere in this Annual Report on Form 10-K.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

	Year Ended Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$212,494	$161,355	$126,192	$93,900	$66,581
Net income (loss) from continuing operations	$47,075	$41,700	$25,876	$1,950	$(1,170)
Net income	$47,075	$41,700	$25,876	$1,950	$976
Per Share Data:
Weighted average common shares outstanding - basic	86,824,235	71,198,862	62,723,021	54,024,923	31,953,506
Weighted average common shares outstanding - diluted	87,335,749	71,598,654	62,965,554	54,024,923	$31,953,506
Net income (loss) from continuing operations available to common stockholders - basic	$0.42	$0.48	$0.36	$0.03	$(0.04)
Net income (loss) from continuing operations available to common stockholders - diluted	$0.41	$0.48	$0.36	$0.03	$(0.04)
Net income available to common stockholders - basic	$0.42	$0.48	$0.36	$0.03	$0.02
Net income available to common stockholders - diluted	$0.41	$0.48	$0.36	$0.03	$0.02
Dividends declared per common share	$0.64	$0.58	$0.54	$0.51	$0.48
Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$2,716,083	$2,161,965	$1,552,129	$1,188,766	$930,462
Total real estate held for investment, after accumulated depreciation	$2,487,341	$1,988,424	$1,416,989	$1,085,143	$853,578
Total assets	$2,787,685	$2,111,373	$1,515,008	$1,153,251	$932,185
Notes payable	$757,371	$668,941	$500,184	$418,154	$356,362
Total liabilities	$879,262	$746,119	$552,868	$459,507	$386,308
Preferred stock	$159,094	$159,713	$86,651	$—	$—
Total equity	$1,908,423	$1,365,254	$962,140	$693,744	$545,877
Other Data:
Funds from operations(1)	$109,895	$76,968	$58,584	$43,844	$27,970
Cash flow provided by operating activities	$102,775	$76,650	$56,432	$40,508	$24,504
Cash flow used in investing activities	$(507,213)	$(606,900)	$(361,214)	$(236,774)	$(380,581)
Cash flow provided by financing activities	$578,169	$521,595	$315,106	$192,861	$355,686
Total number of in-service properties	176	151	136	119	98

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
As of December 31, 2018, our consolidated portfolio consisted of 176 properties with approximately 21.3 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.
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

Highlights
Acquisitions

•	During 2018, we acquired 30 properties, with a combined 3.1 million rentable square feet, for an aggregate cost of $492.9 million.
Repositioning

•
During 2018, we completed the repositioning of six of our properties located at 301-445 Figueroa Street, 28903 Avenue Paine, 14748-14750 Nelson Avenue, 15401 Figueroa Street, 2722 Fairview Street and 1580 Carson Street with a combined 0.6 million rentable square feet. As of December 31, 2018, 301-445 Figueroa Street and 28903 Avenue Paine are stabilized at 100% occupancy, and 14748-14750 Nelson Avenue is 86% leased. During 2018, we also completed the repositioning and lease-up of 43,927 rentable square feet of space at 3233 Mission Oaks Boulevard.

•	During 2018, we pre-leased our 56,306 square foot single-tenant development property located at 1998 Surveyor Avenue and in January 2019 the tenant took possession of the property.
Dispositions

•
During 2018, we completed the sale of six of our properties with a combined 0.3 million rentable square feet, for a total gross sales price of $48.0 million, and total net cash proceeds of $45.2 million.

Equity

•
During 2018, we sold a total of 18,177,242 shares of our common stock under our various at-the-market equity offering programs, for gross proceeds of $565.6 million, or approximately $31.12 per share, and net proceeds of $557.1 million after deducting the sales agents’ fee.

Financing

•
In January 2018, we amended our $225.0 million unsecured term loan facility, which reduced the applicable margin for LIBOR-based borrowings from a range of 1.50% to 2.25% per annum to a range of 1.20% to 1.70% per annum.

•
In May 2018, we closed on a seven-year $150.0 million senior unsecured term loan facility that matures May 22, 2025. The term loan facility bears interest at LIBOR plus an applicable Eurodollar rate margin that will range from 1.50% to 2.20% per annum depending on our leverage ratio.

•
In June 2018, we amended our $60 million term loan, which extended the maturity date from August 1, 2019 to August 1, 2023, and decreased the interest rate from LIBOR plus 1.90% per annum to LIBOR plus 1.70% per annum.

Factors That May Influence Future Results of Operations

Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, operating at near full occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, tax reform and changes to trade and tariff policies and the impact of rising interest rates, we continue to observe a number of positive trends within our target infill markets. Based on current observations within the infill Southern California industrial property market and within our property portfolio, we expect these positive trends may continue into the upcoming year.
In Los Angeles County, positive market trends continued through 2018, as historically high occupancy levels persisted year-over-year and asking lease rates increased significantly during 2018. Current market conditions indicate rents are likely to continue their upward trend with potential increases through 2019, as occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained favorable throughout 2018. With steady tenant demand and a continued low availability of industrial product in this region, average asking lease rents continued their upward trend during 2018 and vacancy remained at historically low levels. Current regional market conditions indicate the potential for continued rental growth through 2019.
In San Diego, although there was a slight increase in vacancy year-over-year, net absorption was positive during 2018 and overall asking lease rates increased year-over-year.
In Ventura County, vacancy increased year-over-year and asking lease rates increased year-over year.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy remained at historically low levels and asking lease rates were unchanged year-over-year. We expect the outlook for the Inland Empire West to remain positive over the upcoming year. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where the development and construction pipeline for new supply is substantial.
Acquisitions and Value-Add Repositioning of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire land parcels or properties with excess land where we may construct new buildings, although we do not anticipate this to be a substantial part of our operations. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from sub-$10 million dollar single-property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
A repositioning may consist of a range of improvements to a property.  These may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
As of December 31, 2018, seven of our properties were in various stages of repositioning or development and four of our properties were in the lease-up stage. In addition, we anticipate beginning repositioning work on two additional properties in early 2019. The table below sets forth a summary of these properties, as well as the four projects that were stabilized during 2018. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size, are not presented below, however, in the aggregate, may be substantial.

					Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/Lease-up	Estimated Development Rentable Square Feet	Start	Completion	Total Property Leased % at 12/31/18
Current Repositioning:
28903 Avenue Paine - Development (SF Valley)	LA	—	—	115,817	2Q-2019	1Q-2020	—%
851 Lawrence Drive (Ventura)(2)	VC	49,976	49,976	39,294	2Q-2018	1Q-2020	—%
1998 Surveyor Avenue (Ventura)(3)	VC	—	—	56,306	2Q-2018	1Q-2019	100%	(3)
9615 Norwalk Boulevard (Mid-Counties)(4)	LA	38,362	12,000	189,808	3Q-2018	2Q-2021	69%
29003 Avenue Sherman (SF Valley)	LA	68,123	68,123	—	3Q-2018	2Q-2019	—%
1332-1340 Rocky Point Drive (North San Diego)	SD	73,747	51,081	—	4Q-2018	2Q-2019	31%
3233 Mission Oaks Boulevard - Unit 3233 (Ventura)(5)	VC	461,210	109,129	—	2Q-2017	2Q-2019	73%
Total			290,309	401,225

Lease-up Stage:
14748-14750 Nelson Avenue (San Gabriel Valley)	LA	201,990	29,100	—	3Q-2016	3Q-2018	86%
15401 Figueroa Street (South Bay)	LA	38,584	38,584	—	2Q-2018	3Q-2018	—%
2722 Fairview Street (OC Airport)	OC	116,575	58,802	—	1Q-2018	4Q-2018	50%
1580 Carson Street (South Bay)	LA	43,787	43,787	—	2Q-2018	4Q-2018	—%
Total			170,273	—

Future Repositioning:
16121 Carmenita Road (Mid-Counties)	LA	108,500	—	—	1Q-2019	3Q-2019	89%
7110 E. Rosecrans Avenue - Unit B (South Bay)(6)	LA	73,439	—	—	1Q-2019	2Q-2019	100%
Total			—	—

Total Current Repositioning, Lease-up Stage and Future Repositioning:			460,582	401,225

2018 Stabilized:(7)
3233 Mission Oaks Boulevard - Unit H (Ventura)(5)	VC	461,210	—	—	N/A	N/A	73%
1601 Alton Parkway (OC Airport)	OC	124,988	—	—	N/A	N/A	87%
301-445 Figueroa Street (South Bay)	LA	133,650	—	—	N/A	N/A	100%
28903 Avenue Paine - Repositioning (SF Valley)	LA	111,935	—	—	N/A	N/A	100%

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)	We expect to demolish the existing 49,976 rentable square feet building and construct a new 89,270 rentable square foot multi-unit building.

(3)
We acquired 1998 Surveyor Avenue as an under-construction building for $5.8 million and the assumed the seller’s fixed-price construction contracts with $4.4 million of remaining costs at acquisition. At completion, the property will be one single-tenant building containing 56,306 rentable square feet. During 2018, we pre-leased the property and in January 2019 the tenant took possession of the property.

(4)
9615 Norwalk is a 10.26 acre storage-yard with three buildings totaling 38,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of June 30, 2020. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of the land lease.

(5)
As of December 31, 2018, we are repositioning space aggregating 109,129 rentable square feet at 3233 Mission Oaks. During the first quarter of 2018, we completed the repositioning of a 43,927 rentable square foot unit at 3233 Mission Oaks.

(6)	We plan to reposition a 36,000 rentable square foot unit at 7110 Rosecrans Avenue when the current lease expires in the first quarter of 2019.

(7)	We consider a repositioning property to be stabilized at the earlier of the following: (i) upon reaching 90% occupancy or (ii) one year from the date of completion of repositioning construction work.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $2.1 million of interest expense and $0.9 million of insurance and real estate tax expense during the year ended December 31, 2018, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of December 31, 2018, our consolidated portfolio was 95.4% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning projects that are currently under construction and planned for near-term construction.
As summarized in the table above, as of December 31, 2018, 11 of our properties with a combined 0.5 million vacant rentable square feet, were in various stages of repositioning or lease-up. These 11 properties are concentrated in our Los Angeles, Orange County, San Diego and Ventura markets, and represent 2.2% of our total consolidated portfolio square footage as of December 31, 2018. Including vacant repositioning and lease-up space at these 11 properties, our weighted average occupancy rate as of December 31, 2018, in Los Angeles, Orange County, San Diego and Ventura was 96.1%, 95.1%, 95.2% and 88.6%, respectively. Excluding vacant repositioning and lease-up space at these 11 properties, our weighted average occupancy rate as of December 31, 2018, in these markets was 97.8%, 97.2%, 97.4% and 97.2%, respectively, and our overall portfolio occupancy excluding these properties was 97.5%. We believe that a significant portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Throughout 2018, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive in 2019, and we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2018:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2018	47	281,844	4.8	$11.29	32.0%	18.1%
Q2-2018	61	300,591	4.5	$12.22	28.3%	19.2%
Q3-2018	48	583,257	5.2	$11.49	46.9%	34.1%
Q4-2018	39	168,758	4.1	$13.28	25.8%	16.0%
Total/Weighted Average	195	1,334,450	4.8	$11.84	33.8%	22.2%

	Renewal Leases						Expiring Leases(6)		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2018	70	566,551	2.8	$10.66	23.1%	13.8%	119	913,468	68.4%
Q2-2018	67	542,902	4.0	$10.69	37.5%	25.2%	108	833,946	70.7%
Q3-2018	58	360,430	3.2	$14.80	25.2%	14.8%	105	782,403	55.0%
Q4-2018	51	463,065	3.8	$11.87	24.9%	14.4%	84	725,650	66.6%
Total/Weighted Average	246	1,932,948	3.5	$11.73	27.5%	16.9%	416	3,255,467	65.4%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2018, exclude 63 leases aggregating 719,616 rentable square feet for which there was no comparable lease data. Of these 63 excluded leases, 24 leases aggregating 444,613 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2018, exclude 11 leases aggregating 100,567 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes eight leases totaling 200,469 rentable square feet that expired during the year ended December 31, 2018, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the year ended December 31, 2018, we stabilized 3233 Mission Oaks Boulevard - Unit H, 301-445 Figueroa Street and

28903 Avenue Paine with a combined 289,512 rentable square feet and leased an additional 172,890 rentable square feet at 14748-14750 Nelson Avenue. Additionally, in January 2019 we completed and stabilized our development property located at 1998 Surveyor Avenue. As of the date of this filing, we have six incomplete repositioning and development projects with estimated construction completion periods ranging from the second quarter of 2019 to the second quarter of 2021 and four properties in the lease-up stage. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plan and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the desirability of our individual properties, which may impact our results of operations.
As of December 31, 2018, 0.7 million rentable square feet of our portfolio was available for lease, 0.3 million rentable square feet of vacant space was under repositioning and leases representing 0.2 million rentable square feet of our portfolio expired on December 31, 2018. Additionally, leases representing 12.9% and 19.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2019 and 2020, respectively. During the year ended December 31, 2018, we renewed 246 leases for 1.9 million rentable square feet, resulting in a 65.4% retention rate. Our retention rate during the year was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents with minimal down time. New and renewal leases signed during the current year had a weighted average term of 4.8 and 3.5 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2019 and 2020, represent 13.7% and 19.6%, respectively, of the total annualized base rent for our portfolio as of December 31, 2018. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2019 and 2020 are currently below current market asking rents, although individual units or properties within any particular submarket presently may be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong heading into 2019 and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2019 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2020 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of December 31, 2018, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax, however it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2018 and 2017.
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
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies and discussion of new accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this report on Form 10-K.
Investment in Real Estate
Acquisitions
Effective January 1, 2017, we adopted ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01’), which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output.
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
We evaluated the acquisitions that we completed during the years ended December 31, 2018 and 2017, and determined that under this framework these transactions should be accounted for as asset acquisitions. We expect that most of our property acquisitions will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or because the acquisition does not include a substantive process.
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

We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2018, we used discount rates ranging from 5.50% and 7.50% and capitalization rates ranging from 4.25% to 6.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2018, we used an estimated average lease-up period ranging from six to twelve months.
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
We capitalized interest costs of $2.1 million, $1.7 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. We capitalized real estate taxes and insurance aggregating $0.9 million, $1.2 million and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. We capitalized compensation costs for employees who provide construction services of $2.2 million, $1.9 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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

Revenue Recognition
Rental Income
Minimum annual rental revenues are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are amortized over the remaining term of the lease until we have no continuing obligation to provide services to such former tenant.
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
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
For the comparison of the years ended December 31, 2018 and 2017, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2017, and still owned by us as of December 31, 2018, which consisted of 126 properties aggregating approximately 14.1 million rentable square feet. Results for our Same Properties Portfolio exclude our joint venture property, any properties that were acquired or sold during 2018 and 2017, interest expense and corporate general and administrative expenses. For the comparison of the years ended December 31, 2018 and 2017, our Total Portfolio includes the properties in our Same Properties Portfolio, the 51 properties aggregating approximately 7.3 million rentable square feet that were acquired during 2018 and 2017, and the 12 properties aggregating approximately 1.1 million rentable square feet that were sold during 2018 and 2017.
As of December 31, 2018 and 2017, our Same Properties Portfolio occupancy was approximately 96.7% and 95.3%, respectively. For the years ended December 31, 2018 and 2017, our Same Properties Portfolio weighted average occupancy was approximately 96.1% and 93.7%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2018	2017			2018	2017
	($ in thousands)
RENTAL REVENUES
Rental revenues	$127,628	$117,110	$10,518	9.0%	$177,568	$136,185	$41,383	30.4%
Tenant reimbursements	21,260	19,509	1,751	9.0%	32,195	23,363	8,832	37.8%
Other income	755	753	2	0.3%	880	869	11	1.3%
TOTAL RENTAL REVENUES	149,643	137,372	12,271	8.9%	210,643	160,417	50,226	31.3%
Management, leasing and development services	—	—	—	—%	473	493	(20)	(4.1)%
Interest income	—	—	—	—%	1,378	445	933	209.7%
TOTAL REVENUES	149,643	137,372	12,271	8.9%	212,494	161,355	51,139	31.7%
OPERATING EXPENSES
Property expenses	36,645	35,238	1,407	4.0%	51,671	42,139	9,532	22.6%
General and administrative	—	—	—	—%	25,194	21,610	3,584	16.6%
Depreciation and amortization	48,902	50,233	(1,331)	(2.6)%	80,042	64,852	15,190	23.4%
TOTAL OPERATING EXPENSES	85,547	85,471	76	0.1%	156,907	128,601	28,306	22.0%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	318	454	(136)	(30.0)%
Interest expense	—	—	—	—%	25,416	20,209	5,207	25.8%
TOTAL OTHER EXPENSE	—	—	—	—%	25,734	20,663	5,071	24.5%
TOTAL EXPENSES	85,547	85,471	76	0.1%	182,641	149,264	33,377	22.4%
Equity in income from unconsolidated real estate entities	—		—		—	11	(11)
Gain on extinguishment of debt	—	—	—		—	25	(25)
Gain on sale of real estate	—	—	—		17,222	29,573	(12,351)
NET INCOME	$64,096	$51,901	$12,195		$47,075	$41,700	$5,375

Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $10.5 million, or 9.0%, and $41.4 million, or 30.4%, respectively, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in our Same Properties Portfolio rental income is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning and development work and subsequent lease-up of space at nine of these properties during 2017 and 2018, as well as the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 51 properties we acquired during 2017 and 2018, partially offset by the decrease in revenues from the 12 properties that were sold during 2017 and 2018.
Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $1.8 million, or 9.0%, and $8.8 million or 37.8%, respectively, for the year ended December 31, 2018, compared to the year ended December 31, 2017.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in recoverable operating expenses for comparable periods, an increase in the weighted average occupancy of the portfolio for comparable periods, which was driven by the completion of repositioning and development work and subsequent lease-up of space at nine of these properties during 2017 and 2018. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 51 properties we acquired during 2017 and 2018, partially offset by the decrease in reimbursements from the 12 properties that were sold during 2017 and 2018.
 Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $2 thousand, or 0.3%, and $11 thousand, or 1.3%, respectively, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in our Same Properties Portfolio other income is primarily due to an increase in tenant legal fee reimbursement income and late fee income, partially offset by a decrease in other miscellaneous income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $20 thousand, or 4.1%, for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Interest Income
Our Total Portfolio interest income increased by $0.9 million, or 209.7%, during the year ended December 31, 2018, compared to the year ended December 31, 2017. Interest income of $1.4 million for the year ended December 31, 2018, was earned from the investment of excess cash in money market accounts. Interest income of $0.4 million for the year ended December 31, 2017, relates to a $6.0 million mortgage loan that we made on July 1, 2016, which was subsequently repaid on June 23, 2017. The loan was secured by an industrial property located in Rancho Cucamonga, California and bore interest at 10.0% per annum.
Property Expenses
Our Same Properties Portfolio property expenses increased by $1.4 million or 4.0%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense, which is partially due to a decrease in capitalized real estate taxes resulting from the completion of construction at certain of our repositioning properties. Our Total Portfolio property expenses increased by $9.5 million, or 22.6%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily as a result of the incremental expenses from the 51 properties we acquired during 2017 and 2018, partially offset by the decrease in property expenses from the 12 properties that were sold during 2017 and 2018.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $3.6 million, or 16.6% for the year ended December 31, 2018, compared to the year ended December 31, 2017.  The increase is primarily due to an increase in non-cash equity compensation expense and accrued bonus expense for our named executive officers, an increase in other various corporate expenses, an increase in legal expense and an increase in professional audit and tax services expense.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $1.3 million, or 2.6%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated during 2017 and 2018, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2017 and 2018. Our Total Portfolio depreciation and amortization expense increased by $15.2 million, or 23.4%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to incremental expense from the 51 properties we acquired during 2017 and 2018, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.1 million, or 30.0%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the write-off of $0.3 million of transaction costs in connection with the termination of a ground lease in March 2017, partially offset by an increase in acquisition related costs incurred that did not result in completed transactions.
Interest Expense
Our Total Portfolio interest expense increased by $5.2 million, or 25.8%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in interest expense is primarily comprised of the following: (i) $3.4 million increase related to the $150.0 million term loan facility borrowing we made in May 2018 and (ii) a $2.6 million increase related to the issuance of $125.0 million of 3.93% fixed rate senior notes in July 2017. These increases were partially offset by the following: (i) a $0.4 million increase in capitalized interest related to our repositioning and redevelopment properties and (ii) a $0.4 million decrease in interest related to a reduction of outstanding borrowings on our unsecured revolving credit facility.
Equity in Income from Unconsolidated Real Estate Entities
Equity in income from unconsolidated real estate entities of $11 thousand for the year ended December 31, 2017, represents the final liquidating distribution we received in connection with the winding down of our joint venture.
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
Gain on Sale of Real Estate
During the year ended December 31, 2018, we recognized a total gain of $17.2 million from the disposition of six properties that were sold for an aggregate gross sales price of $48.0 million. During the year ended December 31, 2017, we recognized a total gain of $29.6 million from the disposition of six properties that were sold for an aggregate gross sales price of $98.7 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$47,075	$41,700	$25,876
Add:
Depreciation and amortization	80,042	64,852	51,407
Depreciation and amortization from unconsolidated joint ventures (1)	—	—	10
Deduct:
Gain on sale of real estate	(17,222)	(29,573)	(17,377)
Gain on acquisition of unconsolidated joint venture property (2)	—	(11)	(1,332)
Funds from operations (FFO)	$109,895	$76,968	$58,584
Less: preferred stock dividends	(9,694)	(5,875)	(1,983)
Less: FFO attributable to noncontrolling interest (3)	(2,295)	(1,914)	(1,751)
Less: FFO attributable to participating securities (4)	(642)	(546)	(473)
FFO attributable to common stockholders	$97,264	$68,633	$54,377

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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rental income	$177,568	$136,185	$107,594
Tenant reimbursements	32,195	23,363	16,723
Other income	880	869	943
Total operating revenues	210,643	160,417	125,260
Property expenses	51,671	42,139	33,619
Net Operating Income	$158,972	$118,278	$91,641
Amortization of (below) above market lease intangibles, net	(5,981)	(2,270)	(78)
Straight line rental revenue adjustment	(6,477)	(4,737)	(4,507)
Cash Net Operating Income	$146,514	$111,271	$87,056
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$47,075	$41,700	$25,876
Add:
General and administrative	25,194	21,610	17,415
Depreciation and amortization	80,042	64,852	51,407
Acquisitions expense	318	454	1,855
Interest expense	25,416	20,209	14,848
Deduct:
Management, leasing and development services	473	493	473
Interest income	1,378	445	459
Equity in income from unconsolidated real estate entities	—	11	1,451
Gain on extinguishment of debt	—	25	—
Gain on sale of real estate	17,222	29,573	17,377
Net Operating Income	$158,972	$118,278	$91,641
Amortization of (below) above market lease intangibles, net	(5,981)	(2,270)	(78)
Straight line rental revenue adjustment	(6,477)	(4,737)	(4,507)
Cash Net Operating Income	$146,514	$111,271	$87,056
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$47,075	$41,700	$25,876
Interest expense	25,416	20,209	14,848
Depreciation and amortization	80,042	64,852	51,407
Depreciation and amortization from unconsolidated joint ventures (1)	—	—	10
Gain on sale of real estate	(17,222)	(29,573)	(17,377)
Gain on acquisition of unconsolidated joint venture property (2)	—	(11)	(1,332)
EBITDAre	$135,311	$97,177	$73,432

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

Financial Condition, Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to the at-the-market equity offering program described below.
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
As of December 31, 2018, our cash and cash equivalents were $180.6 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $350.0 million available for future borrowings.
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

During the year ended December 31, 2018, we sold 18,177,242 shares of our common stock under the $400 Million ATM Program and the Prior ATM Program, at a weighted average price of $31.12 per share, for gross proceeds of $565.6 million, and net proceeds of $557.1 million, after deducting the sales agents’ fee. As of December 31, 2018, we had the capacity to issue up to an additional $63.4 million of common stock under the $400 Million ATM Program.
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
During the year ended December 31, 2018, we completed the sale of six of our properties for a total gross sales price of $48.0 million and total net cash proceeds of $45.2 million. Total net cash proceeds of $36.6 million from five of the dispositions were used to partially fund the acquisition of five properties the year ended December 31, 2018, through 1031 Exchange transactions.
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
As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the Revolver, leaving $350.0 million available for future borrowings.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2018, we acquired 30 properties with a combined 3.1 million square feet, for a total gross purchase price $492.9 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. Subsequent to December 31, 2018, we acquired three properties, with a combined 0.7 million square feet, for a total gross purchase price of $133.8 million. As of the filing date of this Annual Report on Form 10-K, we have approximately $311.4 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2018, we incurred $5.6 million of recurring capital expenditures, which was an increase of $3.1 million over the prior year. During the year ended December 31, 2018, we incurred $45.5 million of non-recurring capital expenditures, which was an increase of $10.2 million over the prior year. The increase in non-recurring capital expenditures is primarily due to an increase in our redevelopment and repositioning activity and the growth of our overall portfolio. As discussed above under —Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning of Properties, as of December 31, 2018, 11 of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on two additional properties during 2019. We currently estimate that approximately $43.2 million of capital will be required over the next ten quarters (1Q-2019 through 2Q-2021) to complete the redevelopment and repositioning of these properties. However, this estimate is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $400 Million ATM Program and borrowings available under the Revolver.
Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of December 31, 2018, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments Due by Period
	Less than 1 Year (2019)	1-3 Years (2020-2021)	3-5 Years (2022-2023)	More than 5 Years (After 2023)	Total
Principal payments and debt maturities	$158	$732	$383,485	$376,741	$761,116
Interest payments - fixed rate debt(1)	9,333	18,641	18,605	27,347	73,926
Interest payments - variable rate debt(2)	17,603	35,491	25,733	8,726	87,553
Office lease payments	668	424	—	—	1,092
Ground lease payments	144	288	288	5,532	6,252
Contractual obligations(3)	22,816	—	—	—	22,816
Total	$50,722	$55,576	$428,111	$418,346	$952,755

(1)
Reflects scheduled interest payments on our fixed rate debt, including the $100 million unsecured guaranteed senior notes, the $125 million unsecured guaranteed senior notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of December 31, 2018, and the one-month LIBOR rate of 2.5027%, as of December 31, 2018. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts. We anticipate these obligations to be paid as incurred in 2019 and 2020, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Less than 1 Year (2019).”

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
On February 11, 2019, our board of directors declared a quarterly cash dividend in the amount of $0.185 per share of common stock and a quarterly cash distribution in the amount of $0.185 per OP Unit, to be paid on April 15, 2019, to holders of record as of March 29, 2019.
On February 11, 2019, our board of directors declared a quarterly cash dividend in the amount of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock and $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock, to be paid on March 29, 2019, to holders of record as of March 15, 2019.
Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2018:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan(3)	8/1/2023(3)	LIBOR+1.70%	3.619%	(4)	$58,499	2/15/2019
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,617
Unsecured Debt:
Revolver(5)	2/12/2021(6)	LIBOR +1.10%(7)	3.603%		—
$100 Million Term Loan Facility	2/14/2022	LIBOR +1.20%(7)	2.964%	(8)	100,000	8/14/2021
$225 Million Term Loan Facility	1/14/2023	LIBOR +1.20%(7)	2.574%	(9)	225,000	1/14/2022
$150 Million Term Loan Facility	5/22/2025	LIBOR +1.50%(7)	4.003%		150,000
$100 Million Senior Notes	8/6/2025	4.29%	4.290%		100,000
$125 Million Senior Notes	7/13/2027	3.930%	3.930%		125,000
Total Debt:			3.444%		$761,116

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2018. Assumes a one-month LIBOR rate of 2.5027% as of December 31, 2018, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.

(2)	Excludes unamortized debt issuance costs and debt discounts totaling $3.7 million as of December 31, 2018.

(3)	One two-year extension is available, if certain conditions are satisfied.

(4)
As of December 31, 2018, $58.1 million of this term loan has been effectively fixed at 3.615% through the use of two interest rate swaps as follows: (i) $30 million at 3.526% with an effective date of January 15, 2015 and (ii) $28.1 million at 3.710% with an effective date of July 15, 2015.

(5)
The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(6)	Two additional six-month extensions are available, provided that certain conditions are satisfied.

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

(8)
As of December 31, 2018, the $100 Million Term Loan has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.

(9)
As of December 31, 2018, the $225 million term loan facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2018:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.3	3.306%	3.306%	$610,725	80%
Variable	6.4	LIBOR + 1.50%	4.003%	$150,391	20%
Secured vs. Unsecured:
Secured	4.9	--	3.683%	$61,116	8%
Unsecured	5.6	--	3.423%	$700,000	92%

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2018. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver. Assumes a one-month LIBOR rate of 2.5027% as of December 31, 2018, as applicable.

(2)	Excludes unamortized debt issuance costs and debt discounts totaling $3.7 million as of December 31, 2018.
At December 31, 2018, we had total indebtedness of $761.1 million, excluding unamortized debt issuance costs and debt discounts, with a weighted average interest rate of approximately 3.444% and an average term-to-maturity of 5.5 years. As of December 31, 2018, $610.7 million, or 80%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($227.6 million) or an interest rate swap ($383.1 million).
At December 31, 2018, we had total indebtedness of approximately $761.1 million, reflecting a net debt to total combined market capitalization of approximately 15.8%. Our total combined market capitalization is defined as the sum of the liquidation value of our preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
Debt Covenants
The Credit Facility, the $225 Million Term Loan Facility, the $150 Million Term Loan Facility, the $100 million unsecured guaranteed senior notes (the “$100 Million Notes”) and the $125 Million unsecured guaranteed senior notes (the “$125 Million Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Credit Facility, the $225 Million Term Loan Facility, and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes and the $125 Million Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Credit Facility, the $225 Million Term Loan Facility, the $150 Million Term Loan Facility, $100 Million Notes and the $125 Million Notes also contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2018.
Off Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.
Cash Flows
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change
Cash provided by operating activities	$102,775	$76,650	$26,125
Cash used in investing activities	$(507,213)	$(606,900)	$99,687
Cash provided by financing activities	$578,169	$521,595	$56,574

Net cash provided by operating activities. Net cash provided by operating activities increased by $26.1 million to $102.8 million for the year ended December 31, 2018, compared to $76.7 million for the year ended December 31, 2017. The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2017, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by changes in working capital and higher cash interest paid during 2018.
Net cash used in investing activities. Net cash used in investing activities decreased by $99.7 million to $507.2 million for the year ended December 31, 2018, compared to $606.9 million for the year ended December 31, 2017. The decrease was primarily attributable to a $172.6 million decrease in cash paid for property acquisitions, including acquisition related deposits, partially offset by a $51.0 million decrease in net proceeds received from the sale of properties, a $15.6 million increase in cash paid for construction and repositioning projects, and a $6.0 million decrease in proceeds from the repayment of a note receivable in 2017.
Net cash provided by financing activities. Net cash provided by financing activities increased by $56.6 million to $578.2 million for the year ended December 31, 2018, compared to $521.6 million for the year ended December 31, 2017. The increase was primarily attributable to the following: (i) an increase of $225.6 million in net cash proceeds from the sale of shares of our common stock, (ii) an increase of $150.0 million in cash proceeds from borrowings on the $150 Million Term Loan Facility in May 2018, (iii) a decrease of $16.0 million in paydowns on the Revolver and (iv) the repayment of two secured mortgage loans totaling $14.9 million in 2017. These increases were partially offset by the following: (i) a decrease of $136.0 million in draws on the Revolver, (ii) a decrease of $125.0 million in cash proceeds from the issuance of the $125 Million Notes in July 2017, (iii) a decrease of $72.5 million in net cash proceeds from the issuance of the 5.87% Series B Cumulative Redeemable Preferred Stock in November 2017 (the “Series B Preferred Stock”), (iv) an increase of $13.7 million in dividends and distributions paid to common stockholders and unit holders, primarily resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend and (v) an increase of $5.0 million in dividends paid to preferred stockholders due to the issuance of the Series B Preferred Stock in November 2017.

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

Net cash provided by operating activities. Net cash provided by operating activities increased by $20.2 million to $76.7 million for the year ended December 31, 2017, compared to $56.4 million for the year ended December 31, 2016. The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2016, and the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash interest paid in 2017.
Net cash used in investing activities. Net cash used in investing activities increased by $245.7 million to $606.9 million for the year ended December 31, 2017, compared to $361.2 million for the year ended December 31, 2016. The increase was primarily attributable to a $299.2 million increase in cash paid for property acquisitions, including related deposits, partially offset by a $57.5 million increase in net proceeds received from the sale of properties.
Net cash provided by financing activities. Net cash provided by financing activities increased by $206.5 million to $521.6 million for the year ended December 31, 2017, compared to $315.1 million for the year ended December 31, 2016. The increase was primarily attributable to (i) an increase of $349.0 million in draws on the Revolver, (ii) an increase of $147.5 million in net cash proceeds from the sale of shares of our common stock and (iii) an increase of $125.0 million in cash proceeds from the issuance of the $125 Million Notes in July 2017. These increases were partially offset by (i) a decrease of $225.0 million in borrowings on the $225 Million Term Loan Facility which was fully drawn upon in April 2016, (ii) an increase of $148.5 million in paydowns on the Revolver, (iii) the repayment of two secured mortgage loans totaling $14.9 million in 2017, (iv) a decrease of $14.2 million in net cash proceeds from the issuance of preferred stock and (v) an increase of $10.8 million in dividends and distributions paid, primarily resulting from an increase in the number of common shares outstanding and the issuance of the Series A Preferred Stock in August 2016.
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
As of December 31, 2018, $58.1 million of the $60.0 Million Term Loan’s principal has been effectively fixed at 3.615% through the use of two interest rate swaps, with notional values of $30.0 million and $28.1 million, respectively. The first interest rate swap, which is effective for the period from January 15, 2015 to February 15, 2019, currently fixes the annual interest rate payable at 3.526%. The second interest rate swap, which is an amortizing swap, is effective for the period from July 15, 2015 to February 15, 2019, and currently fixes the annual interest rate payable at 3.71%.
As of December 31, 2018, the $100 Million Term Loan Facility has been effectively fixed through the use of one interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Credit Facility.
As of December 31, 2018, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022 and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
On December 6, 2018, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $150 Million Term Loan. The interest rate swap has a notional value of $150.0 million with an effective date of July 22, 2019, and a maturity date of November 22, 2024. The interest rate swap will effectively fix the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
As of December 31, 2018, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts, of $761.1 million. Of this total, $610.7 million, or 80%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap. The remaining $150.4 million, or 20%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2018, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.8 million annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.8 million annually.
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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013
2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013
2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K/A	001-36008	2.1	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.1	9/15/2014
2.17	Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Laro Properties, L.P., as Seller, and Rexford Industrial Realty, L.P., a Maryland limited partnership, as Purchaser, for 12907 Imperial Hwy, Santa Fe Springs, California, 10509 Business Drive, Fontana, California, 13231 Slover Avenue, Fontana, California, Dated as of November 4, 2014, and as amended on November 26, 2014	8-K	001-36008	2.1	12/8/2014
2.18	Stock Purchase Agreement by and among Atlantic CT Holdings, LLC, Atlantic CT REIT, Inc. and Rexford Industrial Realty, L.P. dated April 11, 2016.	8-K	001-36008	2.1	4/11/2016
2.19	Agreement of Purchase and Sale by and between Safari Industrial Corporation, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017.	10-Q	001-36008	10.1	8/4/2017

2.20	Agreement of Purchase and Sale by and between SVF Safari, LLC, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017.	10-Q	001-36008	10.2	8/4/2017
2.21	Purchase and Sale Agreement and Joint Escrow Instructions by and between Rexford Industrial Realty, L.P., as Buyer, and CSHV Rancho Pacifica, LLC, as Seller, dated as of July 5, 2017, as amended July 10, 2017.	10-Q	001-36008	10.3	11/3/2017
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Third Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	5/4/2018
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A12B	001-36008	3.3	11/9/2017
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	8/15/2016
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A12B	001-36008	4.1	11/9/2017
10.1	Fourth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	3.2	11/13/2017
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.3	9/3/2013
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.11†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.12†	First Amendment to Employment Agreement, effective June 26, 2017, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	6/29/2017
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.15†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	8-K	001-36008	10.2	12/21/2015
10.16†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	8-K	001-36008	10.3	12/21/2015
10.17	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.18	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014

10.19	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.20	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.21	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.22	The Assumption Agreement dated as of January 21, 2015 between Laro Properties L.P., and Rexford Industrial-Imperial Highway, LLC, and The Lincoln National Life Insurance Company, as Lender	10-Q	001-36008	10.1	5/11/2015
10.23	Assumption Agreement dated as of December 11, 2015 between Walnut Venture, LLC, as Borrower, Rexford Industrial-1065 Walnut LLC, as Purchaser, the individual Guarantors named therein, Rexford Industrial Realty, Inc., as New Guarantor and The Bank of New York Mellon Trust Company, N.A., in its capacity as directed trustee for Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.24	2/25/2016
10.24	Promissory Note dated January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, and Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.25	2/25/2016
10.25	Deed of Trust, Assignment of Rents and Leases, Security Agreement and UCC Financing Statement dated as of January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, for the benefit of Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.26	2/25/2016
10.26	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-36008	1.1	6/13/2018
10.27	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BB&T Capital Markets, a division of BB&T Securities, LLC	8-K	001-36008	1.2	6/13/2018
10.28	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC	8-K	001-36008	1.3	6/13/2018
10.29	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.4	6/13/2018
10.30	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.5	6/13/2018
10.31	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.6	6/13/2018
10.32	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC	8-K	001-36008	1.7	6/13/2018
10.33	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated	8-K	001-36008	1.8	6/13/2018
10.34	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.35	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016
10.36	Second Amended and Restated Credit Agreement, dated as of February 14, 2017, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Citibank, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.1	2/15/2017

10.37	Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	10-K	001-36008	10.33	2/23/2017
10.38	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.39	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.40	Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.1	1/22/2018
10.41	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.42	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.43	Credit Agreement, dated as of May 22, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Capital One, National Association, as administrative agent, sole lead arranger and bookrunner and BB&T Capital Markets, as syndication agent.	8-K	001-36008	10.1	5/25/2018
10.44	Second Modification Agreement, dated June 27, 2018, by and among RIF I-Don Julian, LLC, RIF I-Lewis Road, LLC, RIF I-Oxnard, LLC, RIF I-Walnut, LLC, Rexford Business Center-Fullerton, LLC, RIF III-Irwindale, LLC, and Rexford Industrial-Madera Industrial, LLC, collectively as Borrower, Rexford Industrial Realty, Inc., as Guarantor, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	7/3/2018
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herein

**	Furnished herein

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 15, 2019	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 15, 2019	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 15, 2019	/s/ Adeel Khan
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2019
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2019
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2019
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	February 15, 2019
Richard Ziman

/s/ Robert L. Antin	Director	February 15, 2019
Robert L. Antin

/s/ Steven C. Good	Director	February 15, 2019
Steven C. Good

/s/ Diana J. Ingram	Director	February 15, 2019
Diana J. Ingram

/s/ Tyler H. Rose	Director	February 15, 2019
Tyler H. Rose

/s/ Peter Schwab	Director	February 15, 2019
Peter Schwab

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedule listed in the Index at Item 15(a), and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 15, 2019

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Land	$1,298,957	$997,588
Buildings and improvements	1,332,438	1,079,746
Tenant improvements	60,024	49,692
Furniture, fixtures, and equipment	149	167
Construction in progress	24,515	34,772
Total real estate held for investment	2,716,083	2,161,965
Accumulated depreciation	(228,742)	(173,541)
Investments in real estate, net	2,487,341	1,988,424
Cash and cash equivalents	180,601	6,620
Restricted cash	—	250
Rents and other receivables, net	4,944	3,664
Deferred rent receivable, net	22,228	15,826
Deferred leasing costs, net	14,002	12,014
Deferred loan costs, net	1,312	1,930
Acquired lease intangible assets, net	55,683	49,239
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	8,770	7,193
Other assets	6,723	6,146
Acquisition related deposits	925	2,475
Assets associated with real estate held for sale, net	—	12,436
Total Assets	$2,787,685	$2,111,373
LIABILITIES & EQUITY
Liabilities
Notes payable	$757,371	$668,941
Interest rate swap liability	2,351	219
Accounts payable, accrued expenses and other liabilities	21,074	21,134
Dividends payable	15,938	11,727
Acquired lease intangible liabilities, net	52,727	18,067
Tenant security deposits	23,262	19,521
Prepaid rents	6,539	6,267
Liabilities associated with real estate held for sale	—	243
Total Liabilities	879,262	746,119
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized,
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding as of December 31, 2018 and December 31, 2017 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding as of December 31, 2018 and December 31, 2017 ($75,000 liquidation preference)	72,443	73,062
Common Stock, $0.01 par value per share, 490,000,000 authorized and 96,810,504 and 78,495,882 outstanding as of December 31, 2018 and December 31, 2017, respectively	966	782
Additional paid in capital	1,798,113	1,239,810
Cumulative distributions in excess of earnings	(88,341)	(67,058)
Accumulated other comprehensive income	6,262	6,799
Total stockholders’ equity	1,876,094	1,340,046
Noncontrolling interests	32,329	25,208
Total Equity	1,908,423	1,365,254
Total Liabilities and Equity	$2,787,685	$2,111,373

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2018	2017	2016
RENTAL REVENUES
Rental income	$177,568	$136,185	$107,594
Tenant reimbursements	32,195	23,363	16,723
Other income	880	869	943
TOTAL RENTAL REVENUES	210,643	160,417	125,260
Management, leasing and development services	473	493	473
Interest income	1,378	445	459
TOTAL REVENUES	212,494	161,355	126,192
OPERATING EXPENSES
Property expenses	51,671	42,139	33,619
General and administrative	25,194	21,610	17,415
Depreciation and amortization	80,042	64,852	51,407
TOTAL OPERATING EXPENSES	156,907	128,601	102,441
OTHER EXPENSE
Acquisition expenses	318	454	1,855
Interest expense	25,416	20,209	14,848
TOTAL OTHER EXPENSES	25,734	20,663	16,703
TOTAL EXPENSES	182,641	149,264	119,144
Equity in income from unconsolidated real estate entities	—	11	1,451
Gain on extinguishment of debt	—	25	—
Gain on sale of real estate	17,222	29,573	17,377
NET INCOME	47,075	41,700	25,876
Less: net income attributable to noncontrolling interest	(865)	(988)	(750)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	46,210	40,712	25,126
Less: preferred stock dividends	(9,694)	(5,875)	(1,983)
Less: earnings allocated to participating securities	(378)	(410)	(302)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$36,138	$34,427	$22,841
Net income attributable to common stockholders per share - basic	$0.42	$0.48	$0.36
Net income attributable to common stockholders per share - diluted	$0.41	$0.48	$0.36
Weighted average shares of common stock outstanding - basic	86,824,235	71,198,862	62,723,021
Weighted average shares of common stock outstanding - diluted	87,335,749	71,598,654	62,965,554

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$47,075	$41,700	$25,876
Other comprehensive (loss) income: cash flow hedge adjustment	(555)	3,425	6,693
Comprehensive income	46,520	45,125	32,569
Less: comprehensive income attributable to noncontrolling interests	(847)	(1,059)	(965)
Comprehensive income attributable to common stockholders	$45,673	$44,066	$31,604

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$—	55,598,684	$553	$722,722	$(48,103)	$(3,033)	$672,139	$21,605	$693,744
Issuance of preferred stock	90,000	—	—	—	—	—	90,000	—	90,000
Issuance of common stock	—	10,752,683	108	191,882	—	—	191,990	—	191,990
Offering costs	(3,349)	—	—	(8,662)	—	—	(12,011)	—	(12,011)
Share-based compensation	—	79,736	1	2,009	—	—	2,010	1,972	3,982
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(36,374)	—	(747)	—	—	(747)	—	(747)
Conversion of units to common stock	—	59,646	—	630	—	—	630	(630)	—
Acquisition of real estate portfolio	—	—	—	—	—	—	—	125	125
Net income	1,983	—	—	—	23,143	—	25,126	750	25,876
Other comprehensive income	—	—	—	—	—	6,478	6,478	215	6,693
Preferred stock dividends	(1,983)	—	—	—	—	—	(1,983)	—	(1,983)
Common stock dividends	—	—	—	—	(34,317)	—	(34,317)	—	(34,317)
Distributions	—	—	—	—	—	—	—	(1,212)	(1,212)
Balance at December 31, 2016	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Issuance of common stock	—	11,968,927	119	336,515	—	—	336,634	—	336,634
Offering costs	(2,525)	—	—	(5,734)	—	—	(8,259)	—	(8,259)
Share-based compensation	—	68,768	1	2,145	—	—	2,146	3,414	5,560
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(57,444)	—	(1,568)	—	—	(1,568)	—	(1,568)
Conversion of units to common stock	—	61,256	—	618	—	—	618	(618)	—
Redemption of preferred stock in connection with liquidation of private REIT	—	—	—	—	—	—	—	(125)	(125)
Net income	5,875	—	—	—	34,837	—	40,712	988	41,700
Other comprehensive income	—	—	—	—	—	3,354	3,354	71	3,425
Preferred stock dividends	(5,288)	—	—	—	—	—	(5,288)	—	(5,288)
Common stock dividends	—	—	—	—	(42,618)	—	(42,618)	—	(42,618)
Distributions	—	—	—	—	—	—	—	(1,347)	(1,347)
Balance at December 31, 2017	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Issuance of common stock	—	18,177,242	182	565,447	—	—	565,629	—	565,629
Offering costs	(32)	—	—	(9,077)	—	—	(9,109)	—	(9,109)
Share-based compensation	—	91,529	1	1,904	—	—	1,905	8,497	10,402
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(21,324)	—	(594)	—	—	(594)	—	(594)
Conversion of units to common stock	—	67,175	1	623	—	—	624	(624)	—
Net income	9,694	—	—	—	36,516	—	46,210	865	47,075
Other comprehensive loss	—	—	—	—	—	(537)	(537)	(18)	(555)
Preferred stock dividends	(10,281)	—	—	—	—	—	(10,281)	—	(10,281)
Common stock dividends	—	—	—	—	(57,799)	—	(57,799)	—	(57,799)
Distributions	—	—	—	—	—	—	—	(1,599)	(1,599)
Balance at December 31, 2018	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,075	$41,700	$25,876
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	—	(11)	(1,451)
Provision for doubtful accounts	1,098	1,061	1,287
Depreciation and amortization	80,042	64,852	51,407
Amortization of (below) above market lease intangibles, net	(5,981)	(2,270)	(78)
Amortization of loan origination fees	—	(150)	(150)
Deferred interest income on notes receivable	—	84	(84)
Gain on extinguishment of debt	—	(25)	—
Gain on sale of real estate	(17,222)	(29,573)	(17,377)
Amortization of loan costs	1,332	1,147	1,014
Amortization of discount (premium) on notes payable, net	5	(169)	(238)
Equity based compensation expense	10,147	5,398	3,835
Straight-line rent	(6,477)	(4,737)	(4,507)
Change in working capital components:
Rents and other receivables	(2,347)	(2,007)	(988)
Deferred leasing costs	(6,212)	(5,693)	(5,596)
Other assets	(1,271)	(1,491)	71
Accounts payable, accrued expenses and other liabilities	651	4,203	1,667
Tenant security deposits	2,731	2,580	2,155
Prepaid rents	(796)	1,751	(411)
Net cash provided by operating activities	102,775	76,650	56,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(494,202)	(664,361)	(367,621)
Capital expenditures	(57,951)	(42,313)	(31,928)
Payments for deposits on real estate acquisitions	(25)	(2,475)	—
Distributions from unconsolidated real estate entities	—	11	5,530
Issuance of notes receivable	—	—	(5,700)
Principal repayments of notes receivable	—	6,000	—
Proceeds from deposit on real estate sale	—	250	—
Proceeds from sale of real estate	44,965	95,988	38,505
Net cash used in investing activities	(507,213)	(606,900)	(361,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	—	72,475	86,651
Issuance of common stock, net	556,520	330,900	183,386
Proceeds from notes payable	401,000	612,000	263,000
Repayment of notes payable	(311,541)	(442,818)	(179,223)
Debt issuance costs	(1,748)	(2,268)	(1,925)
Debt extinguishment costs	—	(193)	—
Redemption of preferred stock in connection with liquidation of private REIT	—	(125)	—
Dividends paid to preferred stockholders	(10,281)	(5,288)	(1,983)
Dividends paid to common stockholders	(53,691)	(40,207)	(32,852)
Distributions paid to common unitholders	(1,496)	(1,313)	(1,201)
Repurchase of common shares to satisfy employee tax withholding requirements	(594)	(1,568)	(747)
Net cash provided by financing activities	578,169	521,595	315,106
Increase (decrease) in cash, cash equivalents and restricted cash	173,731	(8,655)	10,324
Cash, cash equivalents and restricted cash, beginning of period	6,870	15,525	5,201
Cash, cash equivalents and restricted cash, end of period	$180,601	$6,870	$15,525
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,053, $1,694 and $1,653 for 2018, 2017 and 2016, respectively)	$23,791	$18,423	$13,943
Supplemental disclosure of noncash investing and financing transactions:
Increase in capital expenditure accrual	$81	$2,216	$1,284
Accrual of dividends	$15,938	$11,727	$9,282

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2018, our consolidated portfolio consisted of 176 properties with approximately 21.3 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.2 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2018 and 2017, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
    As of December 31, 2018, we did not have a balance in restricted cash. As of December 31, 2017, the $250,000 balance in restricted cash was related to a non-refundable deposit we received in connection with the execution of a contract to sell our property located at 700 Allen Avenue.

Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$180,601	$6,620
Restricted cash	—	250
Cash, cash equivalents and restricted cash	$180,601	$6,870
Investment in Real Estate
Acquisitions
Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01’), which provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output.
We evaluated the acquisitions that we completed during the years ended December 31, 2018 and 2017, and determined that under this framework these transactions should be accounted for as asset acquisitions. We expect that most of our property acquisitions will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or because the acquisition does not include a substantive process.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2018, we used discount rates ranging from 5.50% to 7.50% and capitalization rates ranging from 4.25% to 6.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2018, we used an estimated average lease-up period ranging from six to twelve months.
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
We capitalized interest costs of $2.1 million, $1.7 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. We capitalized real estate taxes and insurance aggregating $0.9 million, $1.2 million, and $0.8 million and during the years ended December 31, 2018, 2017 and 2016, respectively. We capitalized compensation costs for employees who provide construction services of $2.2 million, $1.9 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Deferred Leasing Costs
We capitalize costs directly related to the successful origination of a lease. These costs include leasing commissions paid to third parties for new leases or lease renewals, as well as an allocation of compensation costs, including payroll, bonus and non-cash equity compensation, of employees who spend time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations are made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $1.0 million, $1.0 million and $0.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2018 and 2017, we have not established a liability for uncertain tax positions.

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
Rental Income
Minimum annual rental revenues are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are amortized over the remaining term of the lease until we have no continuing obligation to provide services to such former tenant.
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
Rents and other receivables, net and deferred rent receivables, net consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Rents and other receivables	$6,772	$5,369
Allowance for doubtful accounts	(1,828)	(1,705)
Rents and other receivables, net	$4,944	$3,664

Deferred rent receivable	$22,420	$15,912
Allowance for doubtful accounts	(192)	(86)
Deferred rent receivable, net	$22,228	$15,826
We recorded the following provision for doubtful accounts, including amounts related to deferred rents, as a reduction to rental revenues in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provision for doubtful accounts	$1,203	$1,118	$1,233
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
Equity Based Compensation
We account for equity based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche.  For share-based awards that vest based on a performance condition, we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest. Forfeitures are recognized in the period in which they occur. See Note 14.
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
Revenue Recognition (ASC 606)
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
Stock Compensation
On May 10, 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the scope of modification accounting for share-based compensation arrangements by providing guidance on the types of changes to the terms and conditions of share-based compensation awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. Effective January 1, 2018, we adopted ASU 2017-09. There was no change to our consolidated financial statements or notes to our consolidated financial statements as a result of the adoption of ASU 2017-09.
Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs.
Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principals for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 was subsequently amended by the following updates: (i) ASU 2018-10, Leases: Codification Improvements to Topic 842, (ii) ASU 2018-11, Leases: Targeted Improvements and (iii) ASU 2018-20, Leases: Narrow-Scope Improvements for Lessors (collectively referred to as “ASC 842”).
ASC 842 is effective for annual periods beginning after December 15, 2018, which for us is January 1, 2019, and early adoption is permitted. The transition provisions of ASC 842 are required to be applied using a modified retrospective approach, however, an entity can choose to apply the provisions either at the beginning of the earliest comparative period presented in the consolidated financial statements or at the beginning of the period of adoption (the “effective date method”). Under the effective date method, an entity would continue to apply the legacy lease guidance in current GAAP (“ASC 840”), including its disclosure requirements, in the comparative periods presented in the financial statements. Under either transition method, ASC 842 includes the following practical expedients that can be elected by an entity to be applied to all leases that commence before the effective date: (i) the “package of practical expedients” which allows an entity to not reassess (a) whether expired or existing contracts contain leases, (b) lease classification for expired or existing leases and (c) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842 and (ii) the “use of hindsight practical expedient”. On January 1, 2019, we adopted ASC 842 using the effective date method and elected the package of practical expedients. We did not elect the use of hindsight practical expedient.
ASC 842 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2018, we are the lessee on one ground lease and multiple office space leases, which are classified as operating leases under ASC 840. As we are electing the package of practical expedients, these leases will continue to be classified as operating leases subsequent to the adoption of ASC 842. On January 1, 2019, we will record a lease liability and a right-of-use asset for these leases on our consolidated balance sheets and on a go-forward basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. See Note 10 for a summary of rent expense and remaining contractual payments under our ground lease and office space leases.
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 specifies that payments for certain lease-related services (for example, maintenance services, including common area maintenance), which are often included in lease agreements, represent “non-lease” components that will become subject to the guidance in ASC 606 when ASC 842 becomes effective. ASC 842 provides lessors with an optional practical expedient, to elect to not separate non-lease components from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease, if it were accounted for separately. If both criteria are met, the combined component is accounted for under ASC 606 if the non-lease component is the predominant component of the combined component; otherwise, the combined component is accounted for as an operating lease under ASC 842. On January 1, 2019, we elected the non-separation practical expedient as part of our adoption of ASC 842. We anticipate that the majority of our leases will qualify for the non-separation practical expedient.
Additionally, ASC 842 requires lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As a result, compensation costs related to employees who spend time on lease origination activities, regardless of whether their time leads to a successful lease, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. See “Deferred Leasing Costs” above for a summary of employee related compensation costs capitalized during the years ended December 31, 2018, 2017 and 2016.

3.	Investments in Real Estate
REIT Portfolio Acquisition
On April 11, 2016, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire a private real estate investment trust (the “private REIT”) that owned a portfolio of nine industrial properties totaling approximately 1.5 million rentable square feet (the “REIT Portfolio”) from a third-party seller in exchange for approximately $191.0 million in cash, exclusive of closing costs and credits (the “REIT Portfolio Acquisition”).
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
On June 22, 2017, we adopted a plan of liquidation and dissolution of the private REIT, and on December 31, 2017, we completed the liquidation of the private REIT by distributing all assets to the Operating Partnership. As part of the liquidation process, we paid a liquidating distribution of $1,000 per share, or an aggregate liquidating distribution of $125,000, as payment in full for the redemption of the remaining 125 share of preferred stock not held by us.

Acquisition Summary
The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2018:

Property	Submarket	Date of Acquisition	Rentable Square Feet		Number of Buildings		Contractual Purchase Price(1) (in thousands)
13971 Norton Avenue(2)	Inland Empire West	1/17/2018	103,208		1		$11,364
Ontario Airport Commerce Center(3)	Inland Empire West	2/23/2018	213,603		3		24,122
16010 Shoemaker Avenue(4)	Los Angeles - Mid-Counties	3/13/2018	115,600		1		17,218
4039 Calle Platino(5)	San Diego - North County	4/4/2018	143,274		1		20,000
851 Lawrence Drive(6)	Ventura	4/5/2018	49,976		1		6,600
1581 North Main Street(6)	Orange County - North	4/6/2018	39,661		1		7,150
1580 West Carson Street(7)	Los Angeles - South Bay	4/26/2018	43,787		1		7,500
660 & 664 North Twin Oaks Valley Road(6)	San Diego - North County	4/26/2018	96,993		2		14,000
1190 Stanford Court(6)	Orange County - North	5/8/2018	34,494		1		6,080
5300 Sheila Street(6)	Los Angeles - Central	5/9/2018	695,120		1		121,000
15777 Gateway Circle(4)	Orange - OC Airport	5/17/2018	37,592		1		8,050
1998 Surveyor Avenue(4)(8)	Ventura	5/18/2018	—	(8)	—	(8)	5,821
3100 Fujita Street(4)	Los Angeles - South Bay	5/31/2018	91,516		1		14,037
4416 Azusa Canyon Road(4)	Los Angeles - San Gabriel Valley	6/8/2018	70,510		1		12,000
1420 Mckinley Avenue(4)	Los Angeles - South Bay	6/12/2018	136,685		1		30,000
12154 Montague Street(4)	Los Angeles - San Fernando Valley	6/29/2018	122,868		1		22,525
10747 Norwalk Boulevard(4)	Los Angeles - Mid-Counties	7/18/2018	52,691		1		10,835
29003 Avenue Sherman(4)	Los Angeles - San Fernando Valley	7/19/2018	68,123		1		9,500
16121 Carmenita Road(4)	Los Angeles - Mid-Counties	8/14/2018	108,500		1		13,300
1332-1340 Rocky Point Drive(4)	San Diego - North County	10/17/2018	73,747		3		10,170
6131-6133 Innovation Way(4)	San Diego - North County	11/6/2018	114,572		2		24,200
263-321 Gardena Boulevard(4)	Los Angeles - South Bay	11/8/2018	55,238		2		16,101
9200 Mason Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	80,410		1		9,041
9230 Mason Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	54,000		1		5,300
9250 Mason Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	56,292		1		6,626
9171 Oso Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	65,560		1		8,565
5593-5595 Fresca Drive(4)	Orange County - North	11/30/2018	115,200		1		14,000
6100 Sheila Street(4)	Los Angeles - Central	12/7/2018	74,527		1		18,245
14421-14441 Bonelli Street(9)	Los Angeles - San Gabriel Valley	12/28/2018	148,740		1		19,500
Total 2018 Wholly-Owned Property Acquisitions			3,062,487		35		$492,850

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

(2)
This acquisition was partially funded through a 1031 Exchange using $10.7 million of net cash proceeds from the sale of our property located at 8900-8980 Benson Avenue and 5637 Arrow Highway and borrowings under our unsecured revolving credit facility.

(3)
The Ontario Airport Commerce Center is an industrial park which includes two properties located at 1900 Proforma Avenue and 1910-1920 Archibald Avenue. This acquisition was partially funded through a 1031 Exchange using $10.3 million of net cash proceeds from the sale of our property located at 700 Allen Avenue and 1851 Flower Street, borrowings under our unsecured revolving credit facility and available cash on hand. On May 9, 2018, we sold the property located at 1910-1920 Archibald Avenue (see Note 12).

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

(9)
This acquisition was partially funded through a 1031 Exchange using $9.8 million of net cash proceeds from the sale of three buildings located at 311 East 157th Street, 329 East 157th Street and 319 East 157th Street and available cash on hand.

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

The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the acquisitions noted in the table above, as of the date of acquisition (in thousands):

	2018	2017
	Total Acquisitions	Rancho Pacifica Park	Other Acquisitions	Total Acquisitions
Assets:
Land	$312,410	$121,329	$233,207	$354,536
Buildings and improvements	198,362	85,336	202,137	287,473
Tenant improvements	2,739	1,440	5,570	7,010
Acquired lease intangible assets(1)	26,085	8,852	22,414	31,266
Other acquired assets(2)	206	5	223	228
Total assets acquired	$539,802	$216,962	$463,551	$680,513
Liabilities:
Acquired lease intangible liabilities(3)	41,778	6,264	6,338	12,602
Other assumed liabilities(2)	2,247	1,126	2,424	3,550
Total liabilities assumed	$44,025	$7,390	$8,762	$16,152
Net assets acquired	$495,777	$209,572	$454,789	$664,361

(1)
For the 2018 acquisitions, acquired lease intangible assets are comprised of $25.5 million of in-place lease intangibles with a weighted average amortization period of 14.8 years and $0.6 million of above-market lease intangibles with a weighted average amortization period of 7.1 years. For Rancho Pacifica Park, acquired lease intangible assets is comprised of in-place lease intangibles with a weighted average amortization period of 3.2 years. For the other 2017 acquisitions, acquired lease intangible assets is comprised of $21.0 million of in-place lease intangibles with a weighted average amortization period of 5.6 years and $1.4 million of above-market lease intangibles with a weighted average amortization period of 10.6 years.

(2)	Includes other working capital assets acquired and liabilities assumed at the time of acquisition.

(3)
Represents below-market lease intangibles with a weighted average amortization period of 26.3 years, 3.5 years and 3.4 years, for the 2018 acquisitions, Rancho Pacifica Park and the other 2017 acquisitions, respectively.

4.    Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases as follows (in thousands):

	December 31,
	2018	2017
Acquired Lease Intangible Assets:
In-place lease intangibles	$119,517	$95,750
Accumulated amortization	(68,481)	(51,735)
In-place lease intangibles, net	$51,036	$44,015

Above-market tenant leases	$11,125	$10,718
Accumulated amortization	(6,478)	(5,494)
Above-market tenant leases, net	$4,647	$5,224
Acquired lease intangible assets, net	$55,683	$49,239

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(66,388)	$(24,843)
Accumulated accretion	13,778	6,925
Below-market tenant leases, net	$(52,610)	$(17,918)

Above-market ground lease	$(290)	$(290)
Accumulated accretion	173	141
Above-market ground lease, net	$(117)	$(149)
Acquired lease intangible liabilities, net	$(52,727)	$(18,067)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2018	2017	2016
In-place lease intangibles(1)	$18,135	$15,598	$13,560
Net below market tenant leases(2)	$(5,949)	$(2,238)	$(46)
Above-market ground lease(3)	$(32)	$(32)	$(32)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below market tenant leases is recorded as an increase to rental revenues in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2018, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Above Market Ground Lease(3)
2019	$15,560	$(7,156)	$(32)
2020	10,852	(4,983)	(32)
2021	5,943	(3,059)	(32)
2022	2,631	(1,800)	(21)
2023	1,734	(1,465)	—
Thereafter	14,316	(29,500)	—
Total	$51,036	$(47,963)	$(117)

(1)	Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operation.

(2)	Estimated amounts of amortization will be recorded as a net increase to rental revenues in the consolidated statements of operations.

(3)	Estimated amounts of accretion will be recorded as a decrease to property expenses in the consolidated statements of operations.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Principal amount	$761,116	$671,658
Less: unamortized discount and debt issuance costs(1)	(3,745)	(2,717)
Carrying value	$757,371	$668,941
(1)   Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate(2)
Secured Debt
$60M Term Loan(3)	$58,499	$(230)	$58,891	$(125)	8/1/2023	(4)	LIBOR+1.70%		3.70%
Gilbert/La Palma(5)	2,617	(129)	2,767	(138)	3/1/2031		5.125%		5.45%
Unsecured Debt
$100M Term Loan Facility	100,000	(260)	100,000	(343)	2/14/2022		LIBOR+1.20%	(6)	3.05%	(7)
Revolving Credit Facility	—	—	60,000	—	2/12/2021	(8)	LIBOR+1.10%	(6)(9)	3.60%
$225M Term Loan Facility	225,000	(1,476)	225,000	(1,398)	1/14/2023		LIBOR+1.20%	(6)	2.74%	(10)
$150M Term Loan Facility	150,000	(1,028)	—	—	5/22/2025		LIBOR+1.50%	(6)	4.11%
$100M Notes	100,000	(500)	100,000	(576)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(122)	125,000	(137)	7/13/2027		3.930%		3.94%
Total	$761,116	$(3,745)	$671,658	$(2,717)

(1)	Reflects the contractual interest rate under the terms of the loan, as of December 31, 2018.

(2)
Reflects the effective interest rate as of December 31, 2018, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of December 31, 2018.

(3)
This term loan was modified on June 27, 2018, as further described below under “Modification of $60 Million Term Loan”. This term loan is secured by six properties. As of December 31, 2018, the interest rate on this variable-rate term loan has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

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

(7)	As of December 31, 2018, interest on the $100.0 million term loan facility has been effectively fixed through the use of one interest rate swap. See Note 7 for details.

(8)	Two additional six-month extensions are available at the borrower’s option.

(9)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(10)	As of December 31, 2018, interest on the $225.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of December 31, 2018, and does not consider extension options available to us as noted in the table above (in thousands):

2019	$158
2020	166
2021	566
2022	100,967
2023	282,518
Thereafter	376,741
Total	$761,116
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
If we obtain one additional investment grade rating by one or more of Standard & Poor's Financial Services (“S&P”) or Moody's Investor Services (“Moody’s”) to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the $225 Million Term Loan Facility to be based on such rating. Under this pricing structure, the Fourth Amendment decreases the applicable margin for LIBOR-based borrowings from a range of 1.40% to 2.35% per annum to a range of 0.90% to 1.75%per annum and decreases the applicable margin for Base Rate-based borrowings from a range of 0.40% to 1.35% per annum to a range of 0.00% to 0.75% per annum.
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
If we obtain one additional investment grade rating from one or more of S&P or Moody's to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the $150 Million Term Loan Facility to be based on such rating. Under this pricing structure, the applicable Eurodollar rate margin will range from 1.40%to 2.35% per annum and the applicable base rate margin will range from 0.40% to1.35% per annum.
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
Interest on the Credit Facility, is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Revolver range in amount from 1.10% to 1.50% per annum for LIBOR-based loans and 0.10% to 0.50% per annum for Base Rate-based loans, depending on our leverage ratio. The margins for the $100 Million Term Loan Facility range in amount from 1.20% to 1.70% per annum for LIBOR-based loans and 0.20% to 0.70% per annum for Base Rate-based loans, depending on our leverage ratio.
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
On December 31, 2018, we did not have any borrowings outstanding under the Revolver, leaving $350.0 million available for additional borrowings.
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
Subject to the terms of the $100 Million Notes and the $125 Million Notes (together the “Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Notes from either S&P, Moody’s or Fitch. In October 2018, Fitch upgraded the investment grade rating of the Notes to BBB from BBB- with a stable outlook.

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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2018.

6.	Operating Leases
We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the consolidated statements of operations as tenant reimbursements.
Future minimum base rent under operating leases as of December 31, 2018 is summarized as follows (in thousands):

For the year ending December 31,
2019	$176,915
2020	150,598
2021	113,063
2022	80,776
2023	59,082
Thereafter	210,814
Total	$791,248
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
On December 6, 2018, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $150 Million Term Loan. The interest rate swap has a notional value of $150.0 million with an effective date of July 22, 2019, and a maturity date of November 22, 2024. Under the terms of the interest rate swap, we are required to make certain monthly fixed rate payments calculated on a notional value of $150 million, while the counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us referencing the same notional value. The interest rate swap will effectively fix the annual interest rate payable on this notional value of the Company’s debt which may exist under the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
The following table sets forth a summary of our interest rate swaps at December 31, 2018 and December 31, 2017 (dollars in thousands):

				Current Notional Amount(2)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest Rate Swap	1/15/2015	2/15/2019	1.8260%	$30,000	$30,000	$25	$(11)
Interest Rate Swap	7/15/2015	2/15/2019	2.0100%	$28,108	$28,891	$17	$(70)
Interest Rate Swap	8/14/2015	12/14/2018	1.7900%	$—	$50,000	$—	$(18)
Interest Rate Swap	2/16/2016	12/14/2018	2.0050%	$—	$50,000	$—	$(120)
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$—	$3,974	$3,582
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$—	$3,023	$2,521
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$—	$1,731	$1,090
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$—	$—	$(2,351)	$—

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

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

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives	$649	$2,084	$4,475
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$1,204	$(1,341)	$(2,218)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$25,416	$20,209	$14,848
During the next twelve months, we estimate that an additional $3.3 million will be reclassified from AOCI as a decrease to interest expense.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of December 31, 2018 and December 31, 2017.
The following tables present information about the potential effects of netting if we were to offset our interest rate swap assets and interest rate swap liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017 (in thousands).

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018
Interest rate swaps	8,770	—	8,770	—	—	8,770
December 31, 2017
Interest rate swaps	7,193	—	7,193	(219)	—	6,974

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018
Interest rate swaps	(2,351)	—	(2,351)	—	—	(2,351)
December 31, 2017
Interest rate swaps	219	—	219	(219)	—	—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2018 and 2017, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Interest Rate Swap Asset	$8,770	$—	$8,770	$—
Interest Rate Swap Liability	$(2,351)	$—	$(2,351)	$—
December 31, 2017
Interest Rate Swap Asset	$7,193	$—	$7,193	$—
Interest Rate Swap Liability	$(219)	$—	$(219)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2018 and 2017 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2018	$759,491	$—	$—	$759,491	$757,371
December 31, 2017	$673,377	$—	$—	$673,377	$668,941

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.4 million, $0.4 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively, in management, leasing and development services revenue.
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
On March 7, 2018, we also entered into management agreements with the Buyer and Howard Schwimmer to provide property management and leasing services for the property. Fees and commissions earned from managing this property are included in “Management, leasing and development services” in the consolidated statements of operations.

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
As of December 31, 2018 and 2017, we had a $1.0 million and $1.1 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date. As of December 31, 2018 and 2017, we also had a $1.0 million and $1.1 million corresponding indemnification asset recorded in in our consolidated balance sheets in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Rent Expense
As of December 31, 2018, we lease a parcel of land that is currently being sub-leased to a tenant for a parking lot. This ground lease is scheduled to expire on June 1, 2062.  We recognized rental expense for our ground lease in the amount of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As part of conducting our day-to-day business, we also lease office space under operating leases. We recognized rental expense for our office space leases in the amount of $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The future minimum commitment under our office space leases and ground lease as of December 31, 2018, is as follows (in thousands):

For the year ending December 31:	Office Lease	Ground Lease
2019	$668	$144
2020	257	144
2021	167	144
2022	—	144
2023	—	144
Thereafter	—	5,532
Total	$1,092	$6,252

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
Tenant and Construction Related
As of December 31, 2018, we had commitments of approximately $22.8 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2018, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of December 31, 2018, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the year ended December 31, 2018, no single tenant accounted for more than 5% of our total rental revenues.

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

	Year Ended December 31,
	2018	2017	2016
Revenues	$—	$—	$1,281
Expenses	—	—	(442)
Gain on sale of properties	—	—	3,458
Net income	$—	$—	$4,297

Management Services
Prior to July 6, 2016, when we acquired the remaining 85% ownership interest in the final JV property, we performed property and construction management services for the final JV property. We earned fees and commissions for these services totaling $0.1 million during the year ended December 31, 2016, which is included in the line item “Management, leasing and development services” in the consolidated statements of operations.

12.     Dispositions and Real Estate Held for Sale
Dispositions
The table below summarizes the properties we sold during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contract Sales Price(1) (In thousands)	Gain Recorded
2018 Dispositions:
8900-8980 Benson Avenue and 5637 Arrow Highway	Inland Empire West	1/2/2018	88,016	$11,440	$4,029
700 Allen Avenue and 1851 Flower Street	Los Angeles - San Fernando Valley	1/17/2018	25,168	$10,900	$4,753
200-220 South Grand Avenue	Orange County - Airport	3/7/2018	27,200	$4,515	$1,201
6770 Central Avenue—Building B	Inland Empire West	4/9/2018	11,808	$1,676	$1,113
1910-1920 Archibald Avenue	Inland Empire West	5/9/2018	78,243	$9,050	$495
311 East 157th Street	Los Angeles - South Bay	12/12/2018	12,000	$3,000	$1,578
329 East 157th Street	Los Angeles - South Bay	12/20/2018	12,000	$2,675	$1,597
319 East 157th Street	Los Angeles - South Bay	12/27/2018	24,000	$4,763	$2,456
Total			278,435	$48,019	$17,222

2017 Dispositions:
9375 Archibald Avenue	Inland Empire West	3/31/2017	62,677	$6,875	$2,668
2535 Midway Drive	San Diego - Central	5/17/2017	373,744	$40,050	$16,026
2811 Harbor Boulevard	Orange County - Airport	6/28/2017	126,796	$18,700	$594
12345 First American Way	San Diego - Central	10/31/2017	40,022	$7,600	$4,146
9401 De Soto Avenue	Los Angeles - San Fernando Valley	11/2/2017	150,831	$23,000	$4,748
77-700 Enfield Lane	Inland Empire East	11/29/2017	21,607	$2,431	$1,391
Total			775,677	$98,656	$29,573

2016 Dispositions:
6010 N. Paramount Boulevard	Los Angeles - South Bay	5/2/2016	16,534	$2,480	$944
1840 Dana Street	Los Angeles - San Fernando Valley	5/25/2016	13,497	$4,250	$1,445
12910 East Mulberry Drive	Los Angeles - Mid-Counties	6/7/2016	153,080	$15,000	$9,174
22343-22349 La Palma Avenue	Orange County - North	11/22/2016	115,760	$17,000	$4,752
331 East 157th Street	Los Angeles - South Bay	11/28/2016	12,000	$1,975	$1,062
Total			310,871	$40,705	$17,377

(1) Represents the gross contractual sales price before commissions, prorations and other closing costs.

Real Estate Held for Sale
As of December 31, 2018, we did not have any properties classified as held for sale. As of December 31, 2017, our properties located at (i) 700 Allen Avenue and 1830 Flower Street and (ii) 8900-8980 Benson Avenue and 5637 Arrow Highway were classified as held for sale.
The following table summarizes the major classes of assets and liabilities associated with real estate properties classified as held for sale as of December 31, 2017 (in thousands):

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
ATM Program
On June 13, 2018, we established a new at-the-market equity offering program (the “$400 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $400.0 million of our common stock through sales agents. The $400 Million ATM Program replaces our previous $300.0 million at-the-market equity offering program which was established on September 21, 2017. In addition, we previously established a $150 million at-the-market program on June 12, 2017, and a $125 million at-the-market program on April 17, 2015. All available shares of common stock under each of the $300 million, $150 million and $125 million at-the-market programs were sold prior to establishing new programs.
During the year ended December 31, 2018, we sold 18,177,242 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $31.12 per share, for gross proceeds of $565.6 million, and net proceeds of 557.1 million, after deducting the sales agents’ fee. During the year ended December 31, 2017, we sold 11,968,927 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $28.13 per share, for gross proceeds of $336.6 million, and net proceeds of $331.6 million, after deducting the sales agent’s fee. During the year ended December 31, 2016, we sold 402,683 shares of our common stock under the $125 million at-the-market equity offering program, at a weighted average price of $23.13 per share, for gross proceeds of $9.3 million, and net proceeds of $9.2 million, after deducting the sales agents’ fee. As of December 31, 2018, we had the capacity to issue up to an additional $63.4 million of common stock under the $400 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the partnership that are not owned by us. As of December 31, 2018, noncontrolling interests consisted of 1,838,565 OP Units and 577,246 fully-vested LTIP units and performance units which represented approximately 2.4% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See Note 14 for a description of LTIP units and Performance Units.
During the years ended December 31, 2018, 2017 and 2016, we redeemed 67,175, 61,256 and 59,646 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $0.6 million, $0.6 million, and $0.6 million, respectively, from noncontrolling interests to total stockholders’ equity.
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
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2018 and 2017, which consists solely of adjustments related to our cash flow hedges:

	Years Ended December 31,
	2018	2017
Accumulated other comprehensive income - beginning balance	$6,799	$3,445
Other comprehensive income before reclassifications	649	2,084
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,204)	1,341
Net current period other comprehensive (loss) income	(555)	3,425
Less: other comprehensive loss (income) attributable to noncontrolling interests	18	(71)
Other comprehensive (loss) income attributable to common stockholders	(537)	3,354
Accumulated other comprehensive income - ending balance	$6,262	$6,799
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
The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2018, 2017 and 2016:

	Common Stock
	Year Ended December 31,
	2018		2017		2016
Ordinary Income	$0.623496	99.76%	$0.498827	95.68%	$0.452085	99.66%
Return of Capital	0.001504	0.24%	0.022526	4.32%	—	—%
Capital Gain(1)	—	—%	—	—%	0.001562	0.34%
Total	$0.625000	100.00%	$0.521353	100.00%	$0.453647	100.00%

(1)
100.0% of the capital gain reported for the year ended December 31, 2016, is comprised of an unrecaptured Section 1250 gain. There were no capital gains reported for the years ended December 31, 2018 and 2017.

	Series A Preferred Stock
	Year Ended December 31,
	2018		2017		2016
Ordinary Income	$1.468752	100.00%	$0.146875	100.00%	$0.548884	99.66%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain(1)	—	—%	—	—%	0.001896	0.34%
Total	$1.468752	100.00%	$0.146875	100.00%	$0.550780	100.00%

(1)
100.0% of the capital gain reported for the year ended December 31, 2016, is comprised of an unrecaptured Section 1250 gain. There were no capital gains reported for the years ended December 31, 2018 and 2017.

	Series B Preferred Stock
	Year Ended December 31,
	2018
Ordinary Income	$1.664585	100.00%
Return of Capital	—	—%
Capital Gain	—	—%
Total	$1.664585	100.00%

14.	Incentive Award Plan
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
    The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000 plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of December 31, 2018, a total of 1,832,380 shares of common stock, LTIP units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
On December 15, 2018, the compensation committee awarded 132,875 LTIP units to Messrs. Howard Schwimmer, Michael S. Frankel, Adeel Khan and David Lanzer (collectively, the “executives”) that are subject to time-based vesting conditions (the “2018 LTIP Award”) and 204,517 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (the “2018 Performance Award”).
In February 2018, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2017 annual bonuses partly in cash and partly in LTIP units. Accordingly, on February 21, 2018, at the same time that annual bonuses were paid to the executives, Messrs. Schwimmer and Frankel were each granted 22,517 LTIP Units that were fully vested on the grant date.
On December 15, 2017, the compensation committee awarded 122,631 LTIP units to the executives that are subject to time-based vesting requirements (the “2017 LTIP Award”) and 188,250 Performance Units that are subject to market-based vesting conditions (the “2017 Market Performance Award”).

On December 29, 2016, the compensation committee awarded 116,690 LTIP units to the executives (not including Mr. Lanzer) that are subject to time-based vesting conditions (the “2016 LTIP Award”) and 199,000 Performance Units that are subject to market-based vesting conditions (the “2016 Market Performance Award”).
2018, 2017 and 2016 LTIP Unit Awards
The 2018 LTIP Award and the 2017 LTIP Award are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date, and the 2016 LTIP Award is scheduled to vest in equal installments of 25% on each of the first, second, third and fourth anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense will be recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2018 LTIP Award	2017 LTIP Award	2016 LTIP Award
Valuation date	December 15, 2018	December 15, 2017	December 29, 2016
Closing share price of common stock	$31.42	$30.58	$22.71
Discount for post-vesting restrictions and book-up events	7.7%	5.0%	5.0%
Grant date fair value (in thousands)	$3,853	$3,563	$2,518
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2015	166,669	$15.11
Granted	116,690	$21.57
Vested	(41,668)	$13.91
Balance at December 31, 2016	241,691	$18.43
Granted	122,631	$29.05
Vested	(70,837)	$17.48
Balance at December 31, 2017	293,485	$23.10
Granted	190,318	$28.43
Vested	(156,755)	$23.29
Balance at December 31, 2018	327,048	$26.12
2018, 2017 and 2016 Performance Unit Awards
Each of the 2018, 2017 and 2016 Performance Unit awards are comprised of a number of units designated as base units and a number of units designated as distribution equivalents, which are further described below:

•
Absolute TSR Base Units - base units that will vest based on varying levels of the Company’s total shareholder return (“TSR”) over the three -year performance period of an award. TSR is measured as the appreciation in the price per share of a company’s common stock plus dividends paid during the three-year performance period, assuming the reinvestment in common stock of all dividends paid during the performance period.

•	Relative TSR Base Units - base units that will vest based on the Company’s TSR as compared to the TSR percentage of a selected peer group of companies over the three-year performance period.

•	FFO Per-Share Base Units - base units that will vest based on the Company’s FFO per share growth over the three-year performance period.

•
Distribution Equivalent Units - Performance Units that have not vested will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the three-year performance period and a portion will be paid out as distribution equivalent units based upon the number of base units that ultimately vest.

For the 2018 Performance Award, one-third of the base units are designated as Absolute TSR Base Units and one-third of the base units are designated as Relative TSR Base Units (combined, the “2018 Market Performance Award”). The remaining one-third of the base units are designated as FFO Per-Share Base Units (the “2018 FFO Per-Share Award”). For each of the 2017 Market Performance Award and the 2016 Market Performance Award, 40% of the base units are designated as Absolute TSR Base Units and the other 60% are designated as Relative TSR Base Units.
The following table summarizes the performance levels and vesting percentages for the Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units, and the three-year performance period for each of the Performance Unit awards:

		Absolute TSR Base Units		Relative TSR Base Units		FFO Per-Share Base Units
	Performance Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage	FFO per Share Growth	FFO Vesting Percentage	Three-Year Performance Period
2018 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	25%	35th Percentile	25%	12%	25%	Jan 1, 2019
	“Target Level”	24%	60%	55th Percentile	60%	16.5%	60%	to
	“Maximum Level”	≥ 30%	100%	≥ 75th Percentile	100%	≥ 21%	100%	Dec 31, 2021

2017 Award		< 18%	—%	< 35th Percentile	—%	--	--
	“Threshold Level”	18%	25%	35th Percentile	25%	--	--	Dec 15, 2017
	“Target Level”	27%	60%	55th Percentile	60%	--	--	to
	“Maximum Level”	≥ 36%	100%	≥ 75th Percentile	100%	--	--	Dec 14, 2020

2016 Award		< 21%	—%	< 50th Percentile	—%	--	--
	“Threshold Level”	21%	25%	50th Percentile	25%	--	--	Dec 29, 2016
	“Target Level”	35.5%	60%	62.5th Percentile	60%	--	--	to
	“Maximum Level”	≥ 50%	100%	≥ 75th Percentile	100%	--	--	Dec 28, 2019
If the Company’s TSR percentage, peer group relative performance or FFO per share growth falls between the levels specified in the tables above, the percentage of Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units that vest will be determined using straight-line interpolation between such levels.
Fair Value of Awards With Market-Based Vesting Conditions
The grant date fair value of each of the 2018, 2017 and 2016 Market Performance Awards is based on the sum of the following: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The grant date fair value of each of these awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations, to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the awards with market-based vesting conditions.

	2018 Market Performance Award	2017 Market Performance Award	2016 Market Performance Award
Valuation date	December 15, 2018	December 15, 2017	December 29, 2016
Expected share price volatility for the Company	20.0%	18.0%	20.0%
Expected share price volatility for peer group companies - low end of range(1)	16.0%	15.0%	21.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	50.0%
Expected dividend yield	2.50%	2.40%	2.80%
Risk-free interest rate	2.80%	1.96%	1.49%
Grant date fair value (in thousands)	$2,090	$2,714	$1,753

(1)
For the 2018 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 23.0% and 27.1%, respectively. For the 2017 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 21.0% and 25.3%, respectively.

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
Compensation cost for the awards with market-based vesting conditions will be recognized ratably over the requisite service period, regardless of whether the TSR performance levels are achieved and any awards ultimately vest. Compensation expense will only be reversed if the holder of an award with market-based vesting conditions forfeits the award by leaving the employment of the Company prior to vesting.
Fair Value of Awards with Performance-Based Vesting Conditions
The grant date fair value of the 2018 FFO Per-Share Award is based on the Company’s most recent closing stock price preceding the grant date ($31.42 on December 14, 2018). The grant date fair value and maximum potential expense if the maximum performance level were met for this award is $2.0 million.
Compensation cost for the 2018 FFO Per-Share Award will reflect the number of units that are expected to vest based on the probable outcome of the performance condition and will be adjusted to reflect those units that ultimately vest at the end of the three-year performance period.
2015 Performance Award Vesting
On December 14, 2018, the three-year performance period for the 2015 performance award ended, and the following Performance Units vested: (i) 100% of the 115,600 Absolute TSR Base Units based on the Company achieving a TSR greater than 50%, the maximum level, (ii) 100% of the 173,399 Relative TSR Base Units based on the Company finishing in the 75th or greater percentile, the maximum level, of the peer group of companies included in the SNL U.S. Equity REIT Index (with respect to entities with an implied market capitalization of $500 million to $1 billion), and (iii) 18,987 distribution equivalents, for a total of 307,986 vested Performance Units. On December 14, 2018, we canceled the remaining 8,012 distribution equivalents that did not vest.
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
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company, other than executives, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  During the year ended December 31, 2018, we granted 90,754 shares of restricted common stock to non-executive employees. The grant date fair value of these awards was $2.5 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $27.20 to $31.29 per share.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the year ended December 31, 2018, we granted 2,268 shares of restricted common stock to each of our six non-employee directors.  The grant date fair value of each award was $70,000 based on the $30.86 closing share price of the Company’s common stock on the date of grant.

The following table sets forth our unvested restricted stock activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2015	333,441	$14.30
Granted	103,704	$18.03
Forfeited	(23,968)	$15.37
Vested(1)(2)	(125,350)	$14.63
Balance at December 31, 2016	287,827	$15.92
Granted	104,727	$23.78
Forfeited	(35,959)	$18.74
Vested(1)(2)	(165,900)	$15.43
Balance at December 31, 2017	190,695	$20.13
Granted	104,560	$27.72
Forfeited	(13,031)	$23.51
Vested(1)(2)	(81,826)	$19.40
Balance at December 31, 2018	200,398	$24.17

(1)
The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $2.4 million, $4.5 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
Total shares vested include 21,324, 57,444 and 36,374 shares of common stock that were tendered by employees during the years ended December 31, 2018, 2017 and 2016, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares.

Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Expensed share-based compensation(1)	$10,147	$5,398	$3,835
Capitalized share-based compensation(2)	255	162	147
Total share-based compensation	$10,402	$5,560	$3,982

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
Amounts capitalized, which relate to employees who provide construction and leasing services, are included in “Building and improvements” and “Deferred leasing costs, net” in the accompanying consolidated balance sheets.

Compensation expense for the year ended December 31, 2018, includes $1.2 million for the 45,034 immediately vested LTIP units that were granted on February 21, 2018 to satisfy a portion of Messrs. Schwimmer and Frankel’s bonuses that were accrued during the year ended December 31, 2017.
In May 2018, the compensation committee designated to have payouts for Messrs. Schwimmer and Frankel’s 2018 annual bonuses paid partly in cash and partly in LTIP units. Compensation expense for the year ended December 31, 2018, includes $1.7 million for the portion of Messrs. Schwimmer and Frankel’s 2018 accrued bonus that will be paid in LTIP Units in early 2019, subject to the approval of the final payout amount by the compensation committee.
As of December 31, 2018, total unrecognized compensation cost related to all unvested share-based awards was $15.0 million and is expected to be recognized over a weighted average remaining period of 27 months.

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$47,075	$41,700	$25,876
Less: Preferred stock dividends	(9,694)	(5,875)	(1,983)
Less: Net income attributable to noncontrolling interests	(865)	(988)	(750)
Less: Net income attributable to participating securities	(378)	(410)	(302)
Net income attributable to common stockholders	$36,138	$34,427	$22,841

Denominator:
Weighted average shares of common stock outstanding - basic	86,824,235	71,198,862	62,723,021
Effect of dilutive securities - performance units	511,514	399,792	242,533
Weighted average shares of common stock outstanding - diluted	87,335,749	71,598,654	62,965,554

Earnings per share - Basic
Net income attributable to common stockholders	$0.42	$0.48	$0.36
Earnings per share - Diluted:
Net income attributable to common stockholders	$0.41	$0.48	$0.36
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

16.	Quarterly Information (unaudited)
The following tables set forth selected quarterly information for the years ended December 31, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$57,008	$55,194	$51,756	$48,536
Net income	$15,207	$8,965	$7,819	$15,084
Net income attributable to common stockholders	$12,413	$6,307	$5,172	$12,246
Net income attributable to common stockholders per share - basic	$0.13	$0.07	$0.06	$0.16
Net income attributable to common stockholders per share - diluted	$0.13	$0.07	$0.06	$0.15

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$45,880	$43,339	$36,782	$35,354
Net income	$14,115	$2,009	$19,855	$5,721
Net income attributable to common stockholders	$11,819	$586	$17,846	$4,176
Net income attributable to common stockholders per share - basic	$0.15	$0.01	$0.26	$0.06
Net income attributable to common stockholders per share - diluted	$0.15	$0.01	$0.26	$0.06

17.    Subsequent Events
Acquisitions
On January 15, 2019, we acquired the property located at 12821 Knott Street in Garden Grove, California for a contract price of $19.8 million. The property consists of one single-tenant building with 120,800 rentable square feet.
On January 17, 2019, we acquired the property located at 28510 Industry Drive in Valencia, California for a contract price of $7.8 million. The property consists of one single-tenant building with 46,778 rentable square feet.
On January 28, 2019, we acquired the Conejo Spectrum Business Park in Thousand Oaks, California for a contract price of $106.3 million. The property consists of nine buildings totaling 531,378 rentable square feet.
Dividends Declared
On February 11, 2019, our board of directors declared a quarterly cash dividend in the amount of $0.185 per share of common stock and a quarterly cash distribution in the amount of $0.185 per OP Unit, to be paid on April 15, 2019, to holders of record as of March 29, 2019. Also on February 11, 2019, our board of directors declared a quarterly cash dividend in the amount of $0.367188 per share of the Series A Preferred Stock and $0.367188 per share of the Series B Preferred Stock, to be paid on March 29, 2019, to holders of record as of March 15, 2019.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	--	(4)	$3,875	$2,407	$9,682	$3,875	$12,089	$15,964	$(6,343)	1965, 2005 / 2003	2002
300 South Lewis Rd.	Camarillo, CA	--	(4)	4,150	3,050	8,104	4,150	11,154	15,304	(5,917)	1960-1963 / 2006	2003
1400 South Shamrock	Monrovia, CA	--		2,317	2,534	828	2,317	3,362	5,679	(2,152)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	--	(4)	868	—	4,172	868	4,172	5,040	(1,642)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	2,977	2,539	4,997	7,536	(2,535)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	--	(4)	6,817	6,089	1,048	6,817	7,137	13,954	(3,801)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	6,426	2,525	9,806	12,331	(3,896)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	3,715	2,666	7,058	9,724	(3,161)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	2,322	2,346	6,844	9,190	(3,374)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	2,740	4,711	5,939	10,650	(1,027)	1970 / 2007	2013
1631 N. Placentia Ave., 2350 - 2384 E. Orangethorpe Ave.	Anaheim, CA	--		4,893	1,386	1,463	4,893	2,849	7,742	(1,384)	1973 / 2007	2005
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,940	1,784	4,914	6,698	(2,424)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	6,939	3,740	7,199	10,939	(2,165)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	4,653	1,849	11,429	13,278	(4,911)	1987 / 2008 / 2015	2006
15715 Arrow Highway	Irwindale, CA	--	(4)	3,604	5,056	(84)	3,604	4,972	8,576	(2,360)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	3,892	5,470	11,200	16,670	(5,225)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--		5,001	7,658	3,544	5,001	11,202	16,203	(5,859)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--		3,473	5,119	1,133	3,473	6,252	9,725	(3,160)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--		3,647	11,867	2,220	3,647	14,087	17,734	(7,621)	1988-1989 / 2006	2006

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
18118-18120 S. Broadway	Carson, CA	--	3,013	2,161	867	3,013	3,028	6,041	(691)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	--	6,304	2,996	5,291	6,304	8,287	14,591	(3,880)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	--	7,015	7,078	1,702	7,015	8,780	15,795	(3,562)	1961, 1983 / 2008-2010	2007
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--	1,759	2,834	1,936	1,759	4,770	6,529	(1,744)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	--	6,974	2,902	228	6,974	3,130	10,104	(1,389)	2008	2009
131 W. 33rd St.	National City, CA	--	2,390	5,029	486	2,390	5,515	7,905	(2,624)	1969 / 2008	2006
5803 Newton Dr.	Carlsbad, CA	--	3,152	7,155	1,707	1,692	5,742	7,434	(2,940)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--	4,453	5,900	866	2,830	4,804	7,634	(2,149)	1989 / 2007	2008
3720-3750 W. Warner Ave.	Santa Ana, CA	--	3,028	1,058	917	3,028	1,975	5,003	(872)	1973 / 2008	2007
6750 Unit C - 6780 Central Ave.	Riverside, CA	--	2,659	911	1,515	1,153	1,526	2,679	(774)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	--	3,092	1,900	536	3,092	2,436	5,528	(571)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	--	4,298	5,075	1,231	4,298	6,306	10,604	(1,481)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	--	3,481	3,530	15	3,481	3,545	7,026	(1,109)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--	4,179	5,358	5	4,179	5,363	9,542	(1,159)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	--	1,582	1,856	116	1,582	1,972	3,554	(415)	1970-1972 / 2012	2011
13914-13932 Valley Blvd.	La Puente, CA	--	2,372	2,431	519	2,372	2,950	5,322	(712)	1978, 1988 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	--	3,158	4,860	498	3,158	5,358	8,516	(1,337)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--	3,608	2,699	335	3,608	3,034	6,642	(742)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	--	3,253	1,605	466	3,253	2,071	5,324	(513)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--	3,720	2,641	487	3,720	3,128	6,848	(768)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--	1,396	925	17	1,396	942	2,338	(229)	1986	2011

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1400 S. Campus Ave.	Ontario, CA	--		3,266	2,961	2	3,266	2,963	6,229	(1,470)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	--		4,096	1,570	241	4,096	1,811	5,907	(359)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	497	3,082	6,727	9,809	(1,489)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	--		17,978	39,471	2,892	17,978	42,363	60,341	(9,041)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	3,636	3,043	6,186	9,229	(1,414)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	--		1,389	3,872	281	1,389	4,153	5,542	(956)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	--		2,497	5,494	904	2,497	6,398	8,895	(1,480)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,488	(5)	4,582	5,135	1,140	4,582	6,275	10,857	(1,449)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	36	8,001	17,770	25,771	(3,371)	1983	2013
2950 Madera Rd.	Simi Valley, CA	--	(4)	3,601	8,033	2	3,601	8,035	11,636	(1,528)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	--		1,517	1,833	759	1,517	2,592	4,109	(529)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	--		3,117	1,894	945	3,117	2,839	5,956	(528)	1972 / 2015	2014
14723-14825 Oxnard St.	Van Nuys, CA	--		4,458	3,948	1,520	4,458	5,468	9,926	(1,023)	1964 / 1968	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	--		2,260	6,043	369	2,260	6,412	8,672	(1,516)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	--		2,428	4,271	3,359	2,428	7,630	10,058	(1,057)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	--		2,315	1,553	2,071	2,315	3,624	5,939	(424)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	--		7,935	10,525	—	7,935	10,525	18,460	(1,965)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	--		6,373	7,356	494	6,373	7,850	14,223	(1,752)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	--		2,181	4,012	415	2,181	4,427	6,608	(840)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	--		9,305	2,115	4,327	9,305	6,442	15,747	(853)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	--		3,725	6,145	158	3,725	6,303	10,028	(1,247)	2001	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9755 Distribution Ave.	San Diego, CA	--	1,863	3,211	(60)	1,863	3,151	5,014	(552)	1974	2014
9855 Distribution Ave	San Diego, CA	--	2,733	5,041	66	2,733	5,107	7,840	(971)	1983	2014
9340 Cabot Drive	San Diego, CA	--	4,311	6,126	713	4,311	6,839	11,150	(1,217)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	--	2,413	3,451	47	2,413	3,498	5,911	(654)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	--	4,423	6,799	308	4,423	7,107	11,530	(1,539)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	--	5,125	5,009	810	5,125	5,819	10,944	(1,181)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	--	5,240	5,065	577	5,240	5,642	10,882	(1,363)	1987	2014
3880 West Valley Blvd.	Pomona, CA	--	3,982	4,796	3,597	3,982	8,393	12,375	(1,393)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	--	7,638	4,946	7,955	7,638	12,901	20,539	(1,048)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	--	3,761	6,729	2,077	3,761	8,806	12,567	(1,266)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	--	7,230	9,058	1,455	7,230	10,513	17,743	(2,077)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	--	4,773	5,970	749	4,773	6,719	11,492	(1,370)	1988	2014
605 8th Street	San Fernando, CA	--	2,393	2,742	1,744	2,393	4,486	6,879	(593)	1991 / 2015	2014
9120 Mason Ave.	Chatsworth, CA	--	9,224	19,346	1	9,224	19,347	28,571	(3,240)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	--	8,495	15,948	2,068	8,495	18,016	26,511	(2,699)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	--	1,723	4,767	1,303	1,723	6,070	7,793	(737)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	--	3,505	5,237	544	3,505	5,781	9,286	(1,007)	1989	2014
13231 Slover Avenue	Fontana, CA	--	2,812	4,739	574	2,812	5,313	8,125	(867)	1990	2014
240 W Ivy Avenue	Inglewood, CA	--	2,064	3,675	2,017	2,064	5,692	7,756	(716)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	--	2,616	8,311	520	2,616	8,831	11,447	(1,620)	1988	2014
2350-2380 Eastman Ave	Oxnard, CA	--	1,805	3,856	560	1,805	4,416	6,221	(970)	2003	2014
1800 Eastman Ave	Oxnard, CA	--	842	2,209	67	842	2,276	3,118	(507)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	--	1,128	2,726	442	1,128	3,168	4,296	(663)	1989	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	--	3,487	9,589	271	3,487	9,860	13,347	(1,779)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	--	3,478	7,834	209	3,478	8,043	11,521	(1,366)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	--	10,805	18,426	1,334	10,805	19,760	30,565	(3,564)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	--	5,462	6,678	—	5,462	6,678	12,140	(1,071)	1997	2015
8902-8940 Activity Rd	San Diego, CA	--	9,427	8,103	1,046	9,427	9,149	18,576	(1,609)	1987 / 1997	2015
1210 N Red Gum St	Anaheim, CA	--	3,326	4,020	150	3,326	4,170	7,496	(795)	1985	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	--	8,508	1,134	804	8,508	1,938	10,446	(308)	1975	2015
16221 Arthur St.	Cerritos, CA	--	2,979	3,204	190	2,979	3,394	6,373	(535)	1979	2015
2588 & 2605 Industry Way	Lynwood, CA	--	8,738	9,415	—	8,738	9,415	18,153	(1,484)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	--	4,010	3,050	117	4,010	3,167	7,177	(498)	1997	2015
6700 S Alameda St.	Huntington Park, CA	--	3,502	9,279	257	3,502	9,536	13,038	(1,740)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	--	6,902	8,949	316	6,902	9,265	16,167	(1,982)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	--	3,446	1,241	84	3,446	1,325	4,771	(287)	1982	2015
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard, CA	--	3,310	5,806	820	3,310	6,626	9,936	(1,240)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	--	3,357	3,527	115	3,357	3,642	6,999	(557)	2004	2015
6020 Sheila St.	Commerce, CA	--	4,590	7,772	581	4,590	8,353	12,943	(1,096)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	--	3,503	3,204	787	3,503	3,991	7,494	(680)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	--	3,087	4,081	345	3,087	4,426	7,513	(587)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	--	5,479	7,036	798	5,479	7,834	13,313	(1,303)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	--	10,038	4,380	2,845	10,038	7,225	17,263	(1,282)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	--	3,481	776	1,159	3,481	1,935	5,416	(200)	1971 / 2016	2015
17311 Nichols Ln.	Huntington Beach, CA	--	7,988	8,728	—	7,988	8,728	16,716	(1,139)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	--	4,038	4,055	686	4,038	4,741	8,779	(556)	1986	2016

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
28454 Livingston Avenue	Valencia, CA	--	5,150	9,666	—	5,150	9,666	14,816	(1,172)	2007	2016
20 Icon	Lake Forest, CA	--	12,576	8,817	92	12,576	8,909	21,485	(1,473)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	--	18,803	6,029	248	18,803	6,277	25,080	(798)	1976	2016
2700_2722 Fairview Street	Santa Ana, CA	--	10,144	5,989	1,218	10,144	7,207	17,351	(741)	1964 / 1984, 2018	2016
12131 Western Avenue	Garden Grove, CA	--	15,077	11,149	4,685	15,077	15,834	30,911	(1,421)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	--	13,724	9,365	71	13,724	9,436	23,160	(1,179)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	--	7,855	12,056	2	7,855	12,058	19,913	(1,359)	2015	2016
11127 Catawba Avenue	Fontana, CA	--	5,562	8,094	2	5,562	8,096	13,658	(917)	2015	2016
13550 Stowe Drive	Poway, CA	--	9,126	8,043	—	9,126	8,043	17,169	(1,150)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	--	4,433	2,961	988	4,433	3,949	8,382	(449)	1975	2016
525 Park Avenue	San Fernando, CA	--	3,830	3,887	111	3,830	3,998	7,828	(467)	2003	2016
3233 Mission Oaks Blvd	Camarillo, CA	--	13,791	10,017	8,166	13,791	18,183	31,974	(1,478)	1980-1982 / 2014, 2018	2016
1600 Orangethorpe & 1335-1375 Acacia	Fullerton, CA	--	26,659	12,673	3,337	26,659	16,010	42,669	(1,864)	1968 / 1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	--	13,463	1,680	16,822	13,463	18,502	31,965	(24)	1969 / 2018	2016
3927 Oceanic Drive	Oceanside, CA	--	2,667	4,581	147	2,667	4,728	7,395	(421)	2004	2016
301-445 Figueroa Street	Wilmington, CA	--	7,126	5,728	4,605	7,126	10,333	17,459	(596)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	--	12,642	14,179	2	12,642	14,181	26,823	(1,434)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	--	8,497	5,622	397	8,497	6,019	14,516	(671)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	--	10,620	6,510	6,047	10,620	12,557	23,177	—	1999 / 2018	2017
2390 Ward Avenue	Simi Valley, CA	--	5,624	10,045	364	5,624	10,409	16,033	(928)	1989	2017
Safari Business Center(5)	Ontario, CA	--	50,807	86,065	4,056	50,807	90,121	140,928	(6,434)	1989	2017
4175 Conant Street	Long Beach, CA	--	13,785	13,440	—	13,785	13,440	27,225	(947)	2015	2017
5421 Argosy Avenue	Huntington Beach, CA	--	3,577	1,490	2	3,577	1,492	5,069	(190)	1976	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
14820-14830 Carmenita Road	Norwalk, CA	--	22,938	6,738	180	22,938	6,918	29,856	(581)	1970, 2000	2017
3002-3072 Inland Empire Blvd	Ontario, CA	--	12,031	14,439	1,777	12,031	16,216	28,247	(1,005)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	--	7,988	5,472	125	7,988	5,597	13,585	(368)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	--	121,329	86,776	1,992	121,329	88,768	210,097	(5,859)	1989	2017
11190 White Birch Drive	Rancho Cucamonga, CA	--	9,405	9,840	3	9,405	9,843	19,248	(692)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	--	5,330	8,856	7	5,330	8,863	14,193	(543)	2016	2017
1825 Soto Street	Los Angeles, CA	--	2,129	1,315	—	2,129	1,315	3,444	(90)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	--	3,524	357	7	3,524	364	3,888	(44)	1957	2017
13225 Western Avenue	Gardena, CA	--	1,918	355	49	1,918	404	2,322	(32)	1955	2017
15401 Figueroa Street	Los Angeles, CA	--	3,255	1,248	698	3,255	1,946	5,201	(51)	1964 / 2018	2017
8542 Slauson Avenue	Pico Rivera, CA	--	8,681	576	94	8,681	670	9,351	(75)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	--	37,035	15,120	—	37,035	15,120	52,155	(670)	2017	2017
302 Rockefeller Avenue	Ontario, CA	--	6,859	7,185	5	6,859	7,190	14,049	(350)	2000	2017
4355 Brickell Street	Ontario, CA	--	7,295	5,616	29	7,295	5,645	12,940	(294)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	--	11,691	8,290	12	11,691	8,302	19,993	(441)	1967	2017
8315 Hanan Way	Pico Rivera, CA	--	8,714	4,751	159	8,714	4,910	13,624	(219)	1976	2017
13971 Norton Avenue	Chino, CA	--	5,293	6,377	44	5,293	6,421	11,714	(294)	1990	2018
1900 Proforma Avenue	Ontario, CA	--	10,214	5,127	252	10,214	5,379	15,593	(315)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	--	9,927	6,948	60	9,927	7,008	16,935	(266)	1985	2018
4039 Calle Platino	Oceanside, CA	--	9,476	11,394	153	9,476	11,547	21,023	(371)	1991	2018
851 Lawrence Drive	Thousand Oaks, CA	--	6,717	—	431	6,717	431	7,148	—	1968	2018
1581 North Main Street	Orange, CA	--	4,230	3,313	1	4,230	3,314	7,544	(108)	1994	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1580 West Carson Street	Long Beach, CA	--	5,252	2,496	1,346	5,252	3,842	9,094	(5)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	--	6,307	6,573	74	6,307	6,647	12,954	(227)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	--	3,583	2,430	3	3,583	2,433	6,016	(70)	1979	2018
5300 Sheila Street	Commerce, CA	--	90,568	54,086	2	90,568	54,088	144,656	(1,546)	1975	2018
15777 Gateway Circle	Tustin, CA	--	3,815	4,292	20	3,815	4,312	8,127	(108)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	--	3,670	2,263	4,231	3,670	6,494	10,164	—	--	2018
3100 Fujita Street	Torrance, CA	--	7,723	5,649	32	7,723	5,681	13,404	(165)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	--	10,762	1,567	2	10,762	1,569	12,331	(48)	1956	2018
1420 Mckinley Avenue	Compton, CA	--	17,053	13,605	124	17,053	13,729	30,782	(311)	2017	2018
12154 Montague Street	Pacoima, CA	--	10,114	12,767	2	10,114	12,769	22,883	(262)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	--	5,646	4,966	—	5,646	4,966	10,612	(97)	1999	2018
29003 Avenue Sherman	Valencia, CA	--	3,094	6,467	272	3,094	6,739	9,833	—	2000	2018
16121 Carmenita Road	Cerritos, CA	--	10,013	3,279	69	10,013	3,348	13,361	(85)	1969	2018
1332-1340 Rocky Point Drive	Oceanside, CA	--	3,816	6,148	82	3,816	6,230	10,046	(21)	2009	2018
6131-6133 Innovation Way	Carlsbad, CA	--	10,545	11,859	98	10,545	11,957	22,502	(67)	2017	2018
263-321 Gardena Boulevard	Carson, CA	--	14,302	1,960	29	14,302	1,989	16,291	(22)	1977 - 1982	2018
9200 Mason Avenue	Chatsworth, CA	--	4,887	4,080	—	4,887	4,080	8,967	(25)	1968	2018
9230 Mason Avenue	Chatsworth, CA	--	4,454	955	—	4,454	955	5,409	(10)	1974	2018
9250 Mason Avenue	Chatsworth, CA	--	4,034	2,464	—	4,034	2,464	6,498	(17)	1977	2018
9171 Oso Avenue	Chatsworth, CA	--	5,647	2,801	—	5,647	2,801	8,448	(19)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	--	11,414	2,502	—	11,414	2,502	13,916	(21)	1973	2018
6100 Sheila Street	Commerce, CA	--	11,789	5,214	—	11,789	5,214	17,003	(18)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	--	12,191	7,489	—	12,191	7,489	19,680	—	1971	2018
Investments in real estate		$2,488	$1,303,546	$1,206,732	$216,376	$1,298,957	$1,417,126	$2,716,083	$(228,742)

Note: As of December 31, 2018, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.6 billion.

(1)	Costs capitalized subsequent to acquisition are net of the write-off of fully depreciated assets and include construction in progress.

(2)
During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $10.1 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $10.1 million, $4.6 million is included as a reduction of “Land” in the table above, with the remaining $5.5 million included as a reduction of “Buildings and Improvements”.

(3)
The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

(4)	These six properties secure a term loan that had a balance of $58.5 million as of December 31, 2018.

(5)	Includes unamortized discount of $0.1 million.

(6)
Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2016 to December 31, 2018 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2018	2017	2016
Balance, beginning of year	$2,161,965	$1,552,129	$1,188,766
Acquisition of investment in real estate	513,511	649,019	356,336
Construction costs and improvements	58,207	44,451	31,565
Disposition of investment in real estate(1)	(17,060)	(69,616)	(24,331)
Properties held for sale(1)	—	(13,296)	—
Write-off of fully depreciated assets	(540)	(722)	(207)
Balance, end of year	$2,716,083	$2,161,965	$1,552,129

	Year Ended Year Ended December 31,
Accumulated Depreciation	2018	2017	2016
Balance, beginning of year	$(173,541)	$(135,140)	$(103,623)
Depreciation of investment in real estate	(57,312)	(45,469)	(34,779)
Disposition of investment in real estate(1)	1,571	4,737	3,055
Properties held for sale(1)	—	1,609	—
Write-off of fully depreciated assets	540	722	207
Balance, end of year	$(228,742)	$(173,541)	$(135,140)

(1)
As of December 31, 2017, our properties located at (i) 700 Allen Avenue and 1830 Flower Street and (ii) 8900-8980 Benson Avenue and 5637 Highway were classified as held for sale and the balances associated with these properties were reclassified from “Total real estate held for investment, net” to “Assets associated with real estate held for sale, net” in the accompanying consolidated balance sheets as of December 31, 2017. These properties were sold during the year ended December 31, 2018. In the above reconciliations, the balances associated with these properties were included in “Properties held for sale” for the year ended December 31, 2017, and excluded from “Disposition of investment in real estate” for the year ended December 31, 2018. See Note 12 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.