Form 10-K/A
period 2018-12-31
Rexford Industrial Realty, Inc.
filed 2019-02-28
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
.._____________________________________________________________________________________________________
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

EXPLANATORY NOTE
Rexford Industrial Realty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 19, 2019 (the “Original Filing”). The purpose of this Amended Filing is solely to (i) amend the references to Exhibit 10.3 in Part IV, Item 15 to refer to the Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Amended & Restated Plan”) and (ii) file a copy of the Amended & Restated Plan as Exhibit 10.3.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s co-Chief Executive Officers and Chief Financial Officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amended Filing and the exhibit list included in Item 15 of Part IV of the Original Filing has been amended accordingly; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amended Filing does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, we have not modified or updated any other disclosures presented in the Original Filing. This Amended Filing does not amend, update or change the financial statements or any other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing. Accordingly, this report should be read in conjunction with the Original Filing.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund I, LLC	10-Q	001-36008	2.1	9/3/2013
2.2	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund II, LLC	10-Q	001-36008	2.2	9/3/2013
2.3	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund III, LLC	10-Q	001-36008	2.3	9/3/2013
2.4	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Rexford Industrial Fund IV, LLC	10-Q	001-36008	2.4	9/3/2013
2.5	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc. and Rexford Industrial Fund V REIT, LLC	10-Q	001-36008	2.5	9/3/2013
2.6	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Rexford Industrial Fund V, LP	10-Q	001-36008	2.6	9/3/2013
2.7	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Allan Ziman, as Special Trustee of the Declaration of Trust of Jeanette Rubin trust, dated August 16, 1978, as amended	10-Q	001-36008	2.7	9/3/2013
2.8	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the Contributors named therein	10-Q	001-36008	2.8	9/3/2013
2.9	Contribution Agreement by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and Christopher Baer	10-Q	001-36008	2.9	9/3/2013
2.10	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Merger Sub LLC, and Rexford Industrial, LLC	10-Q	001-36008	2.10	9/3/2013
2.11	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Fund V Manager Merger Sub LLC, and Rexford Fund V Manager LLC	10-Q	001-36008	2.11	9/3/2013
2.12	Agreement and Plan of Merger by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Sponsor V Merger Sub LLC, and Rexford Sponsor V LLC	10-Q	001-36008	2.12	9/3/2013
2.13	Representation, Warranty and Indemnity Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.13	9/3/2013

2.14	Indemnity Escrow Agreement, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., acting in the capacity of escrow agent, Richard Ziman, Howard Schwimmer and Michael S. Frankel	10-Q	001-36008	2.14	9/3/2013
2.15	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of May 19, 2014, among Westcore Cabot, L.P., a Delaware limited partnership, and Westcore Distribution, LLC, Westcore Distribution II, LLC, Westcore Hunter, LLC, Westcore Salt Lake Avenue, LLC, Westcore Valley, LLC, and Westcore Alton, LLC (all Delaware limited liability companies) and Rexford Industrial Realty, L.P., as amended on May 27, 2014, May 30, 2014, June 4, 2014, June 13, 2014 and June 24, 2014	8-K/A	001-36008	2.1	7/2/2014
2.16	Purchase and Sale Agreement by and between LBA/PPF Industrial – Mason, LLC., as Seller, and Rexford Industrial Realty, L.P., as Buyer, for 9120 Mason Avenue and 20355 Corisco Street, Chatsworth, California Dated as of August 18, 2014	8-K	001-36008	2.1	9/15/2014
2.17	Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Laro Properties, L.P., as Seller, and Rexford Industrial Realty, L.P., a Maryland limited partnership, as Purchaser, for 12907 Imperial Hwy, Santa Fe Springs, California, 10509 Business Drive, Fontana, California, 13231 Slover Avenue, Fontana, California, Dated as of November 4, 2014, and as amended on November 26, 2014	8-K	001-36008	2.1	12/8/2014
2.18	Stock Purchase Agreement by and among Atlantic CT Holdings, LLC, Atlantic CT REIT, Inc. and Rexford Industrial Realty, L.P. dated April 11, 2016.	8-K	001-36008	2.1	4/11/2016
2.19	Agreement of Purchase and Sale by and between Safari Industrial Corporation, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017.	10-Q	001-36008	10.1	8/4/2017
2.20	Agreement of Purchase and Sale by and between SVF Safari, LLC, as Seller, and Rexford Industrial Realty, L.P., as Purchaser, dated as of May 2, 2017, as amended on July 10, 2017.	10-Q	001-36008	10.2	8/4/2017
2.21	Purchase and Sale Agreement and Joint Escrow Instructions by and between Rexford Industrial Realty, L.P., as Buyer, and CSHV Rancho Pacifica, LLC, as Seller, dated as of July 5, 2017, as amended July 10, 2017.	10-Q	001-36008	10.3	11/3/2017
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Third Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	5/4/2018
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A12B	001-36008	3.3	11/9/2017
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	8/15/2016
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A12B	001-36008	4.1	11/9/2017
10.1	Fourth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	3.2	11/13/2017
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3*†	Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013

10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.11†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.12†	First Amendment to Employment Agreement, effective June 26, 2017, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	6/29/2017
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.15†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	8-K	001-36008	10.2	12/21/2015
10.16†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	8-K	001-36008	10.3	12/21/2015
10.17	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.18	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.19	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.20	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.21	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.22	The Assumption Agreement dated as of January 21, 2015 between Laro Properties L.P., and Rexford Industrial-Imperial Highway, LLC, and The Lincoln National Life Insurance Company, as Lender	10-Q	001-36008	10.1	5/11/2015
10.23	Assumption Agreement dated as of December 11, 2015 between Walnut Venture, LLC, as Borrower, Rexford Industrial-1065 Walnut LLC, as Purchaser, the individual Guarantors named therein, Rexford Industrial Realty, Inc., as New Guarantor and The Bank of New York Mellon Trust Company, N.A., in its capacity as directed trustee for Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.24	2/25/2016
10.24	Promissory Note dated January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, and Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.25	2/25/2016
10.25	Deed of Trust, Assignment of Rents and Leases, Security Agreement and UCC Financing Statement dated as of January 14, 2014 between Walnut Venture, LLC (predecessor in interest to Rexford Industrial - 1065 Walnut LLC), as Borrower, for the benefit of Washington Capital Joint Master Trust Mortgage Income Fund, as Lender.	10-K	001-36008	10.26	2/25/2016
10.26	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-36008	1.1	6/13/2018
10.27	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BB&T Capital Markets, a division of BB&T Securities, LLC	8-K	001-36008	1.2	6/13/2018

10.28	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC	8-K	001-36008	1.3	6/13/2018
10.29	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.4	6/13/2018
10.30	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.5	6/13/2018
10.31	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC	8-K	001-36008	1.6	6/13/2018
10.32	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC	8-K	001-36008	1.7	6/13/2018
10.33	Equity Distribution Agreement, dated June 13, 2018, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated	8-K	001-36008	1.8	6/13/2018
10.34	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.35	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016
10.36	Second Amended and Restated Credit Agreement, dated as of February 14, 2017, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Citibank, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.1	2/15/2017
10.37	Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	10-K	001-36008	10.33	2/23/2017
10.38	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.39	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.40	Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.1	1/22/2018
10.41	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.42	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.43	Credit Agreement, dated as of May 22, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Capital One, National Association, as administrative agent, sole lead arranger and bookrunner and BB&T Capital Markets, as syndication agent.	8-K	001-36008	10.1	5/25/2018
10.44	Second Modification Agreement, dated June 27, 2018, by and among RIF I-Don Julian, LLC, RIF I-Lewis Road, LLC, RIF I-Oxnard, LLC, RIF I-Walnut, LLC, Rexford Business Center-Fullerton, LLC, RIF III-Irwindale, LLC, and Rexford Industrial-Madera Industrial, LLC, collectively as Borrower, Rexford Industrial Realty, Inc., as Guarantor, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	7/3/2018
21.1	List of Subsidiaries of the Company	10-K	001-36008	21.1	2/19/2019
23.1	Consent of Ernst & Young LLP	10-K	001-36008	23.1	2/19/2019
24.1	Power of Attorney	10-K	001-36008	24.1	2/19/2019
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36008	32.1	2/19/2019
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36008	32.2	2/19/2019
32.3	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36008	32.3	2/19/2019
101.INS	XBRL Instance Document	10-K	001-36008	101.INS	2/19/2019
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36008	101.SCH	2/19/2019
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36008	101.CAL	2/19/2019
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36008	101.DEF	2/19/2019
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-36008	101.LAB	2/19/2019
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36008	101.PRE	2/19/2019

*	Filed herein

**	Furnished herein

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.

February 28, 2019	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 28, 2019	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

REXFORD INDUSTRIAL REALTY, INC.

	Date: February 28, 2019	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

	Date: February 28, 2019	*
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

	Date: February 28, 2019	*
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)

	Date: February 28, 2019	*
Robert L. Antin
Director

	Date: February 28, 2019	*
Steven C. Good
Director

	Date: February 28, 2019	*
Diana J. Ingram
Director

	Date: February 28, 2019	*
Tyler H. Rose
Director

	Date: February 28, 2019	*
Peter E. Schwab
Director

	Date: February 28, 2019	*
Richard S. Ziman
Director

* By:	/s/ Michael S. Frankel
Michael S. Frankel
Attorney-in-Fact