Form 10-Q
period 2019-03-31
Rexford Industrial Realty, Inc.
filed 2019-05-06
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	REXR	New York Stock Exchange
5.875% Series A Cumulative Redeemable Preferred Stock	REXR-PA	New York Stock Exchange
5.875% Series B Cumulative Redeemable Preferred Stock	REXR-PB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at April 30, 2019 was 104,026,858.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Land	$1,364,738	$1,298,957
Buildings and improvements	1,422,684	1,332,438
Tenant improvements	62,908	60,024
Furniture, fixtures and equipment	149	149
Construction in progress	20,331	24,515
Total real estate held for investment	2,870,810	2,716,083
Accumulated depreciation	(245,033)	(228,742)
Investments in real estate, net	2,625,777	2,487,341
Cash and cash equivalents	276,575	180,601
Rents and other receivables, net	4,548	4,944
Deferred rent receivable, net	24,290	22,228
Deferred leasing costs, net	14,139	14,002
Deferred loan costs, net	1,158	1,312
Acquired lease intangible assets, net	56,122	55,683
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	5,896	8,770
Other assets	12,580	6,723
Acquisition related deposits	10,875	925
Total Assets	$3,037,116	$2,787,685
LIABILITIES & EQUITY
Liabilities
Notes payable	$757,524	$757,371
Interest rate swap liability	4,604	2,351
Accounts payable, accrued expenses and other liabilities	33,728	21,074
Dividends payable	19,774	15,938
Acquired lease intangible liabilities, net	52,426	52,727
Tenant security deposits	24,396	23,262
Prepaid rents	6,828	6,539
Total Liabilities	899,280	879,262
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized,
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at March 31, 2019 and December 31, 2018 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2019 and December 31, 2018 ($75,000 liquidation preference)	72,443	72,443
Common Stock, $0.01 par value per share, 490,000,000 authorized and 104,028,046 and 96,810,504 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,038	966
Additional paid in capital	2,042,218	1,798,113
Cumulative distributions in excess of earnings	(99,715)	(88,341)
Accumulated other comprehensive income	1,261	6,262
Total stockholders’ equity	2,103,896	1,876,094
Noncontrolling interests	33,940	32,329
Total Equity	2,137,836	1,908,423
Total Liabilities and Equity	$3,037,116	$2,787,685
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2019	2018
REVENUES
Rental income	$59,604	$48,433
Management, leasing and development services	102	103
Interest income	657	—
TOTAL REVENUES	60,363	48,536
OPERATING EXPENSES
Property expenses	13,812	11,960
General and administrative	7,344	6,162
Depreciation and amortization	21,996	19,452
TOTAL OPERATING EXPENSES	43,152	37,574
OTHER EXPENSES
Acquisition expenses	23	9
Interest expense	6,471	5,852
TOTAL EXPENSES	49,646	43,435
Gains on sale of real estate	—	9,983
NET INCOME	10,717	15,084
Less: net income attributable to noncontrolling interest	(201)	(318)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	10,516	14,766
Less: preferred stock dividends	(2,423)	(2,423)
Less: earnings allocated to participating securities	(114)	(97)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,979	$12,246
Net income attributable to common stockholders per share - basic	$0.08	$0.16
Net income attributable to common stockholders per share - diluted	$0.08	$0.15
Weighted average shares of common stock outstanding - basic	98,342,677	78,694,161
Weighted average shares of common stock outstanding - diluted	98,607,786	79,196,060

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$10,717	$15,084
Other comprehensive (loss) income: cash flow hedge adjustment	(5,127)	4,320
Comprehensive income	5,590	19,404
Comprehensive income attributable to noncontrolling interests	(75)	(423)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$5,515	$18,981

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of common stock	—	7,148,746	71	248,323	—	—	248,394	—	248,394
Offering costs	—	—	—	(3,974)	—	—	(3,974)	—	(3,974)
Share-based compensation	—	86,919	1	510	—	—	511	2,102	2,613
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(23,090)	—	(791)	—	—	(791)	—	(791)
Conversion of units to common stock	—	4,967	—	37	—	—	37	(37)	—
Net income	2,423	—	—	—	8,093	—	10,516	201	10,717
Other comprehensive loss	—	—	—	—	—	(5,001)	(5,001)	(126)	(5,127)
Preferred stock dividends	(2,423)	—	—	—	—	—	(2,423)	—	(2,423)
Common stock dividends ($0.185 per common share)	—	—	—	—	(19,245)	—	(19,245)	—	(19,245)
Distributions	—	—	—	—	—	—	—	(529)	(529)
Balance at March 31, 2019	$159,094	104,028,046	$1,038	$2,042,218	$(99,715)	$1,261	$2,103,896	$33,940	$2,137,836

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254
Issuance of common stock	—	2,085,663	21	58,430	—	—	58,451	—	58,451
Offering costs	(32)	—	—	(1,048)	—	—	(1,080)	—	(1,080)
Share-based compensation	—	79,427	1	409	—	—	410	2,604	3,014
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(15,287)	—	(418)	—	—	(418)	—	(418)
Conversion of units to common stock	—	22,104	—	208	—	—	208	(208)	—
Net income	2,423	—	—	—	12,343	—	14,766	318	15,084
Other comprehensive income	—	—	—	—	—	4,215	4,215	105	4,320
Preferred stock dividends	(3,010)	—	—	—	—	—	(3,010)	—	(3,010)
Common stock dividends ($0.160 per common share)	—	—	—	—	(12,907)	—	(12,907)	—	(12,907)
Distributions	—	—	—	—	—	—	—	(387)	(387)
Balance at March 31, 2018	$159,094	80,667,789	$804	$1,297,391	$(67,622)	$11,014	$1,400,681	$27,640	$1,428,321

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,717	$15,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	177	221
Depreciation and amortization	21,996	19,452
Amortization of (below) above market lease intangibles, net	(1,751)	(1,116)
Gain on sale of real estate	—	(9,983)
Amortization of debt issuance costs	344	312
Amortization of discount on notes payable	1	1
Equity based compensation expense	2,579	2,963
Straight-line rent	(2,067)	(1,969)
Change in working capital components:
Rents and other receivables	219	128
Deferred leasing costs	(1,413)	(1,843)
Other assets	533	59
Accounts payable, accrued expenses and other liabilities	3,936	2,529
Tenant security deposits	753	179
Prepaid rents	160	(817)
Net cash provided by operating activities	36,184	25,200
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(145,253)	(52,753)
Capital expenditures	(9,712)	(14,861)
Payments for deposits on real estate acquisitions	(10,475)	(2,050)
Proceeds from sale of real estate	—	24,896
Net cash used in investing activities	(165,440)	(44,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net	244,420	57,371
Proceeds from notes payable	—	59,000
Repayment of notes payable	(38)	(68,232)
Debt issuance costs	—	(450)
Dividends paid to preferred stockholders	(2,423)	(3,010)
Dividends paid to common stockholders	(15,490)	(11,382)
Distributions paid to common unitholders	(448)	(345)
Repurchase of common shares to satisfy employee tax withholding requirements	(791)	(418)
Net cash provided by financing activities	225,230	32,534
Increase in cash, cash equivalents and restricted cash	95,974	12,966
Cash, cash equivalents and restricted cash, beginning of period	180,601	6,870
Cash, cash equivalents and restricted cash, end of period	$276,575	$19,836
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $629 and $371 for the three months ended March 31, 2019 and 2018, respectively)	$6,940	$6,663
Supplemental disclosure of noncash investing and financing transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$3,262	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to January 1, 2019	$3,457	$—
Accrual for capital expenditures	$5,481	$2,455
Accrual of dividends	$19,774	$13,294
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of March 31, 2019, our consolidated portfolio consisted of 181 properties with approximately 22.1 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.0 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2019, and December 31, 2018, and for the three months ended March 31, 2019 and 2018, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2019 and December 31, 2018, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2018 Annual Report on Form 10-K and the notes thereto.
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
Reclassifications
In connection with the adoption of the new lease accounting standard on January 1, 2019, as further described below under “Adoption of New Accounting Pronouncements,” tenant reimbursements and other income related to leases have been reclassified to “Rental income” in the consolidated statement of operations for the three months ended March 31, 2018, to conform to the 2019 financial statement presentation.

Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short-term maturity of these investments.
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code. We include restricted cash with cash and cash equivalents in the consolidated statements of cash flows and provide a reconciliation between the balance sheet and the statement of cash flows provided that we have outstanding restricted cash balances. At March 31, 2019 and December 31, 2018, we did not have a balance in restricted cash.
Investments in Real Estate
Acquisitions
We account for acquisitions of properties under Accounting Standards Update (“ASU”) 2017-01, Business Combinations - Clarifying the Definition of a Business (“ASU 2017-01”), which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally no longer meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
For asset acquisitions, we allocate the cost of the acquisition, which includes the purchase price and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. These individual assets and liabilities typically include land, building and improvements, tenant improvements, intangible assets and liabilities related to above- and below-market leases, intangible assets related to in-place leases, and from time to time, assumed debt. As there is no measurement period concept for an asset acquisition, the allocated cost of the acquired assets is finalized in the period in which the acquisition occurs.
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the three months ended March 31, 2019, we used discount rates ranging from 6.00% to 7.00% and capitalization rates ranging from 4.75% to 5.75%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the three months ended March 31, 2019, we used an estimated average lease-up period of six months.
The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
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
We capitalized interest costs of $0.6 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively. We capitalized real estate taxes and insurance costs aggregating $0.2 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. We capitalized compensation costs for employees who provide construction services of $0.7 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively.
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
Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate that a change in the useful life has occurred, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of March 31, 2019 and December 31, 2018, we did not have any properties classified as held for sale.
Deferred Leasing Costs
Subsequent to the adoption of the new lease accounting standard on January 1, 2019, we only capitalize incremental direct costs of a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs on a go-forward basis, will generally only include third-party broker commissions. Prior to January 1, 2019, under prior lease accounting guidance, we capitalized incremental direct costs which included an allocation of internal compensation costs of employees who spent time on successful lease origination activities, in addition to third-party broker commissions. During the three months ended March 31, 2018, we capitalized compensation costs for these employees of $0.2 million.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2019 and 2018.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2019, and December 31, 2018, we have not established a liability for uncertain tax positions.
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

Revenue Recognition
Our primary sources of revenue are rental income, management, leasing and development services and gains on sale of real estate.
Rental Income
Total minimum annual lease payments are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
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

Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment to rental income in the consolidated statements of operations. During the three month ended March 31, 2019 and 2018, we recognized credit losses of $0.1 million and $0.2 million, respectively, as a reduction of rental income in the consolidated statements of operations.
Equity Based Compensation
We account for equity based compensation in accordance with ASC Topic 718: Compensation - Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market or performance condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche. Forfeitures are recognized in the period in which they occur. See Note 11.
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
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See Note 12.
Segment Reporting
Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.
Recently Issued Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not recently issued any other ASUs that we expect to be applicable and have a material impact on our financial statements.

Adoption of New Accounting Pronouncements
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
Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principals for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 was subsequently amended by the following updates: (i) ASU 2018-10, Leases: Codification Improvements to Topic 842, (ii) ASU 2018-11, Leases: Targeted Improvements, (iii) ASU 2018-20, Leases: Narrow-Scope Improvements for Lessors and (iv) ASU 2019-01, Leases: Codification Improvements (collectively referred to as “ASC 842”). ASC 842 supersedes prior lease accounting guidance contained in ASC Topic 840, Leases (“ASC 840”).
On January 1, 2019, we adopted ASC 842 using the modified retrospective approach and elected to apply the provisions as of the date of adoption on a prospective basis. In making this election, we have continued to apply ASC 840 to comparative periods, including providing disclosures required by ASC 840 for these periods, and we recognized the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, as described below under “Lessor”.
Upon adoption of ASC 842, we elected the “package of practical expedients” which allowed us to not reassess (a) whether expired or existing contracts as of January 1, 2019 are or contain leases, (b) the lease classification for any expired or existing leases as of January 1, 2019, and (c) the treatment of initial direct costs relating to any existing leases as of January 1, 2019. The package of practical expedients was made as a single election and was consistently applied to all leases that commenced before January 1, 2019.
Lessor
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As we elected the package of practical expedients, our existing leases as of January 1, 2019, continue to be accounted for as operating leases.
Upon adoption of ASC 842, we elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. We assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented all rental income earned pursuant to operating leases, including tenant reimbursements, as a single line item “Rental income” in the consolidated statement of operations for the three months ended March 31, 2019. Prior to the adoption of ASC 842, we presented rental income, tenant reimbursements and other income related to leases separately in our consolidated statements of operations. For comparability, we have adjusted our comparative consolidated statement of operations for the three months ended March 31, 2018, to conform to the 2019 financial statement presentation.

Under ASC 842, lessors are required to record revenues and expenses on a gross basis for lessor costs (which include real estate taxes) when these costs are reimbursed by a lessee. Conversely, lessors are required to record revenues and expenses on a net basis for lessor costs when they are paid by a lessee directly to a third party on behalf of the lessor. Prior to the adoption of ASC 842, we recorded revenues and expenses on a gross basis for real estate taxes whether they were reimbursed to us by a tenant or paid directly by a tenant to the taxing authorities on our behalf. Effective January 1, 2019, we are recording these costs in accordance with ASC 842.
ASC 842 only allows lessors to capitalize the incremental direct costs of originating a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs will generally only include third-party broker commissions. Prior to January 1, 2019, under ASC 840, we capitalized incremental direct costs, which included an allocation of internal compensation costs of employees who spent time on successful lease origination activities. Effective January 1, 2019, such costs will no longer be capitalized as initial direct costs and instead will be expensed as incurred.
For leases that commenced prior to January 1, 2019, capitalized internal compensation costs will continue to be amortized over the remaining life of the lease. For leases that were executed but had not commenced prior to January 1, 2019, we recognized a cumulative-effect adjustment to “Cumulative distributions in excess of earnings” of $0.2 million to write off these capitalized internal compensation costs, as these costs were capitalized in accordance with ASC 840, as noted above, and do not qualify for capitalization under ASC 842.
See Note 6 for additional lessor disclosures required under ASC 842.
Lessee
ASC 842 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset (“ROU asset”), which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease.
We are the lessee on one ground lease and multiple office space leases, which were classified as operating leases under ASC 840. As we elected the package of practical expedients, we were not required to reassess the classification of these existing leases and as such, these leases continue to be accounted for as operating leases. In the event we modify our existing ground lease or enter into new ground leases in the future, such leases may be classified as finance leases.
On January 1, 2019, we recognized ROU assets and lease liabilities for these leases on our consolidated balance sheets, and on a go-forward basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease.
Upon adoption of ASC 842, we also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components for our ground and office space leases.
See Note 6 for additional lessee disclosures required under ASC 842.

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial properties we acquired during the three months ended March 31, 2019:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
12821 Knott Street(2)	Orange County - West	1/15/2019	120,800	1	$19,800
28510 Industry Drive(2)	Los Angeles - San Fernando Valley	1/17/2019	46,778	1	7,765
Conejo Spectrum Business Park(2)	Ventura	1/28/2019	531,378	9	106,250
2455 Ash Street(2)	San Diego - North County	3/5/2019	42,508	1	6,680
25413 Rye Canyon Road(2)	Los Angeles - San Fernando Valley	3/12/2019	48,075	1	5,529
Total 2019 Wholly-Owned Property Acquisitions			789,539	13	$146,024

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

(2)	This acquisition was funded with available cash on hand.
The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2019 Acquisitions
Assets:
Land	$65,781
Buildings and improvements	76,403
Tenant improvements	926
Acquired lease intangible assets(1)	5,051
Other acquired assets(2)	99
Total assets acquired	148,260

Liabilities:
Acquired lease intangible liabilities(3)	1,840
Other assumed liabilities(2)	642
Total liabilities assumed	2,482
Net assets acquired	$145,778

(1)
Acquired lease intangible assets is comprised of $4.0 million of in-place lease intangibles with a weighted average amortization period of 7.7 years and $1.0 million of above-market lease intangibles with a weighted average amortization period of 5.6 years.

(2)	Includes other working capital assets acquired and liabilities assumed, at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 14.3 years.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	March 31, 2019	December 31, 2018
Acquired Lease Intangible Assets:
In-place lease intangibles	$123,533	$119,517
Accumulated amortization	(72,821)	(68,481)
In-place lease intangibles, net	$50,712	$51,036

Above-market tenant leases	$12,161	$11,125
Accumulated amortization	(6,751)	(6,478)
Above-market tenant leases, net	$5,410	$4,647
Acquired lease intangible assets, net	$56,122	$55,683
Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(68,228)	$(66,388)
Accumulated accretion	15,802	13,778
Below-market tenant leases, net	$(52,426)	$(52,610)

Above-market ground lease(1)	$—	$(290)
Accumulated accretion(1)	—	173
Above-market ground lease, net(1)	$—	$(117)
Acquired lease intangible liabilities, net	$(52,426)	$(52,727)

(1)
In connection with the adoption of ASC 842 on January 1, 2019, we derecognized the net above-market ground lease intangible liability of $0.1 million and adjusted the carrying amount of the ground lease right-of-use asset by a corresponding amount. See Note 2 for additional details related to the adoption of ASC 842.

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
In-place lease intangibles(1)	$4,339	$5,191
Net below-market tenant leases(2)	$(1,751)	$(1,108)
Above-market ground lease(3)	$—	$(8)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$761,077	$761,116
Less: unamortized discount and debt issuance costs(1)	(3,553)	(3,745)
Carrying value	$757,524	$757,371

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of March 31, 2019, and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan	$58,499	$(217)	$58,499	$(230)	8/1/2023	(3)	LIBOR+1.70%		4.28%
Gilbert/La Palma(4)	2,578	(127)	2,617	(129)	3/1/2031		5.125%		5.45%
Unsecured Debt
$100M Term Loan Facility	100,000	(239)	100,000	(260)	2/14/2022		LIBOR+1.20%	(5)	3.05%	(6)
Revolving Credit Facility	—	—	—	—	2/12/2021	(7)	LIBOR+1.10%	(5)(8)	3.59%
$225M Term Loan Facility	225,000	(1,383)	225,000	(1,476)	1/14/2023		LIBOR+1.20%	(5)	2.74%	(9)
$150M Term Loan Facility	150,000	(987)	150,000	(1,028)	5/22/2025		LIBOR+1.50%	(5)	4.10%
$100M Notes	100,000	(481)	100,000	(500)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(119)	125,000	(122)	7/13/2027		3.930%		3.94%
Total	$761,077	$(3,553)	$761,116	$(3,745)

(1)	Reflects the contractual interest rate under the terms of the loan, as of March 31, 2019.

(2)
Reflects the effective interest rate as of March 31, 2019, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of March 31, 2019.

(3)	One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

(4)	Monthly payments of interest and principal are based on a 20-year amortization table.

(5)
The LIBOR margin will range from 1.20% to 1.70% per annum for the $100.0 million term loan facility, 1.10% to 1.50% per annum for the unsecured revolving credit facility, 1.20% to 1.70% per annum for the $225.0 million term loan facility and 1.50% to 2.20% per annum for the $150 million term loan facility, depending on the leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value which is measured on a quarterly basis.

(6)	As of March 31, 2019, interest on the $100.0 million term loan facility has been effectively fixed through the use of an interest rate swap. See Note 7 for details.

(7)	Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.

(8)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(9)	As of March 31, 2019, interest on the $225.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of March 31, 2019, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2019 - December 31, 2019	$119
2020	166
2021	566
2022	100,967
2023	282,518
Thereafter	376,741
Total	$761,077
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
On March 31, 2019, we did not have any borrowings outstanding under the Revolver, leaving $350.0 million available for future borrowings.

Debt Covenants
The Credit Facility, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”) and our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

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
Our $60 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00.
We were in compliance with all of our required quarterly debt covenants as of March 31, 2019.

6.	Operating Leases
Lessor
We lease industrial space to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum lease payments are recognized in rental income on a straight-line basis over the term of the related lease and estimated reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses are recognized in rental income in the period that the expenses are incurred.
We recognized $57.9 million of rental income related to operating lease payments of which $9.3 million was for variable lease payments for the three months ended March 31, 2019.

The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2019 (in thousands):

Twelve months ended March 31,
2020	$188,034
2021	158,386
2022	118,320
2023	88,179
2024	62,055
Thereafter	214,439
Total	$829,413
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
We lease a parcel of land that is currently being sub-leased to a tenant as a parking lot and we lease office space as part of conducting our day-to-day business. These lease arrangements are classified as operating leases. As of March 31, 2019, we have not entered into any lease arrangements classified as a finance lease. The ground lease, which expires on June 1, 2062, has a remaining lease term of 43 years and no option to renew. Every 10 years, rent adjusts to 8.0% of the fair market value of the land, subject to a minimum monthly rent of $12,000. The office space leases have remaining lease terms ranging from 1 to 6 years and some include options to renew. These renewal terms can extend the lease term from 3 to 5 years and are included in the lease term when it is reasonably certain that we will exercise the option.
Upon the adoption of ASC 842 on January 1, 2019, we recognized lease liabilities of $3.6 million (in “Accounts payable, accrued expenses and other liabilities”) and related ROU assets of $3.3 million (in “Other assets”) on our consolidated balance sheets, based on the present value of lease payments for the remaining term of our existing leases. Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total ROU assets and lease liabilities were approximately $6.5 million and $6.8 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
The tables below present financial information associated with our leases. This information is only presented as of, and for the three months ended March 31, 2019 because, as previously noted, we adopted ASC 842 on a prospective basis which does not require application to periods prior to adoption.

Lease Cost (in thousands)	Three Months Ended March 31, 2019
Operating lease cost(1)	$260
Variable lease cost(1)	13
Sublease income(2)	(79)
Total lease cost	$194

(1)	Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statement of operations.

(2)	Amount is included in “Rental income” in the accompanying consolidated statement of operations.

Other Information (in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$239
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$6,720

(1)	Includes $3.3 million for operating leases existing on January 1, 2019 and $3.5 million for operating lease modifications that occurred during the three months ended March 31, 2019.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term	19 years
Weighted-average discount rate(1)	4.59%

(1)
Because the rate implicit in each of our leases was not readily determinable, we used our incremental borrowing rate. In determining our incremental borrowing rate for each lease, we considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to our creditworthiness, the impact of collateralization and the term of each of our lease agreements.

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

April 1, 2019 - December 31, 2019	$772
2020	949
2021	1,032
2022	923
2023	951
Thereafter	6,426
Total undiscounted lease payments	$11,053
Less imputed interest	(4,237)
Total lease liabilities	$6,816
As we elected to apply the provisions of ASC 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with ASC 840. The future minimum commitments under our office space leases and ground lease as of December 31, 2018, were as follows (in thousands):

	Office Leases	Ground Lease
2019	$668	$144
2020	257	144
2021	167	144
2022	—	144
2023	—	144
Thereafter	—	5,532
Total	$1,092	$6,252
2018 Rent Expense
We recognized rental expense for our ground lease and office space leases of $36 thousand and $0.1 million, respectively, for the three months ended March 31, 2018.

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
The following table sets forth a summary of our interest rate swaps at March 31, 2019 and December 31, 2018 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest Rate Swap	1/15/2015	2/15/2019	1.8260%	$—	$30,000	$—	$25
Interest Rate Swap	7/15/2015	2/15/2019	2.0100%	$—	$28,108	$—	$17
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$2,797	$3,974
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$2,089	$3,023
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$100,000	$1,010	$1,731
Interest Rate Swap(3)	7/22/2019	11/22/2024	2.7625%	$—	$—	$(4,604)	$(2,351)

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

(2)
The fair value of derivative assets are included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets and the fair value of (derivative liabilities) are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.

(3)
On December 6, 2018, we entered into this interest rate swap to hedge the variable-rate interest payments associated with the $150 Million Term Loan Facility. This interest rate swap has a notional value of $150.0 million with an effective date of July 22, 2019, and a maturity date of November 22, 2024.

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$(4,275)	$4,246
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$852	$(74)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$6,471	$5,852
     During the next twelve months, we estimate that an additional $2.5 million will be reclassified from AOCI into earnings as a decrease to interest expense.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.
The following tables present information about the potential effects of netting if we were to offset our interest rate swap assets and interest rate swap liabilities in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands).

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019
Interest rate swaps	5,896	—	5,896	—	—	5,896
December 31, 2018
Interest rate swaps	8,770	—	8,770	—	—	8,770

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019
Interest rate swaps	(4,604)	—	(4,604)	—	—	(4,604)
December 31, 2018
Interest rate swaps	(2,351)	—	(2,351)	—	—	(2,351)

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2019 and December 31, 2018, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Interest Rate Swap Asset	$5,896	$—	$5,896	$—
Interest Rate Swap Liability	$(4,604)	$—	$(4,604)	$—
December 31, 2018
Interest Rate Swap Asset	$8,770	$—	$8,770	$—
Interest Rate Swap Liability	$(2,351)	$—	$(2,351)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2019	$766,181	$—	$—	$766,181	$757,524
December 31, 2018	$759,491	$—	$—	$759,491	$757,371

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, in management, leasing and development services revenue.

10.	Commitments and Contingencies
Legal
From time to time, we are party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
Environmental
We will generally perform environmental site assessments at properties we are considering acquiring.  After the acquisition of such properties, we continue to monitor the properties for the presence of hazardous or toxic substances. From time to time, we acquire properties with known adverse environmental conditions.  If at the time of acquisition, losses associated with environmental remediation obligations are probable and can be reasonably estimated, we record a liability.
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
As of March 31, 2019, and December 31, 2018, we had a $0.8 million and $1.0 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of March 31, 2019, and December 31, 2018, we also had a $0.8 million and $1.0 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Tenant and Construction Related Commitments
As of March 31, 2019, we had commitments of approximately $11.8 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2019, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of March 31, 2019, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the three months ended March 31, 2019, no single tenant accounted for more than 5% of our total consolidated rental income.

11.	Equity
Common Stock
On February 19, 2019, we established a new at-the-market equity offering program (the “$450 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $450.0 million of our common stock through sales agents. The $450 Million ATM Program replaces our previous $400.0 million at-the-market equity offering program which was established on June 13, 2018 (the “Prior ATM Program”). As of February 19, 2019, approximately $336.6 million of shares of our common stock under the Prior ATM Program had been sold.
During the three months ended March 31, 2019, we sold a total of 7,148,746 shares of our common stock under the $450 Million ATM Program at a weighted average price of $34.75 per share, for gross proceeds of $248.4 million, and net proceeds of $244.7 million, after deducting the sales agents’ fee. As of March 31, 2019, we had the capacity to issue up to an additional $201.6 million of common stock under the $450 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership relate to interests in the Operating Partnership that are not owned by us. As of March 31, 2019, noncontrolling interests consisted of 1,923,319 OP Units and 539,910 fully-vested LTIP units and performance units and represented approximately 2.3% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2019, 4,967 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $37 thousand of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
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
The aggregate number of shares of our common stock, LTIP Units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000, plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of March 31, 2019, a total of 1,685,946 shares of common stock, LTIP Units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our share-based award activity for the three months ended March 31, 2019:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2019	200,398	327,048	591,767
Granted	93,809	59,515	—
Forfeited	(6,890)	—	—
Vested(1)	(63,841)	(52,385)	—
Balance at March 31, 2019	223,476	334,178	591,767

(1)
During the three months ended March 31, 2019, 23,090 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2019:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2019 - December 31, 2019	18,240	156,009	199,000
2020	77,263	120,001	188,250
2021	61,033	49,950	204,517
2022	44,053	5,660	—
2023	22,887	2,558	—
Total	223,476	334,178	591,767

(1)
Represents the maximum number of Performance Units that would become earned and vested on December 28, 2019 and December 14, 2020, in the event that the specified maximum total shareholder return (“TSR”) hurdles are achieved over the three-year performance period from December 29, 2016 through December 28, 2019 and the three-year performance period from December 15, 2017 through December 14, 2020, respectively, and the maximum number of Performance Units that would become earned and vested on December 31, 2021 in the event that the specified maximum TSR and FFO per share growth hurdles are achieved over the three-year performance period from January 1, 2019 through December 31, 2021.

Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Expensed share-based compensation(1)	$2,579	$2,963
Capitalized share-based compensation(2)	34	51
Total share-based compensation	$2,613	$3,014

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
For the three months ended March 31, 2018, amounts capitalized relate to employees who provide construction and leasing services, and are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets. For the three months ended March 31, 2019, amounts capitalized only relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.

As of March 31, 2019, total unrecognized compensation cost related to all unvested share-based awards was $16.2 million and is expected to be recognized over a weighted average remaining period of 29 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2019 and 2018, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2019	2018
Accumulated other comprehensive income - beginning balance	$6,262	$6,799
Other comprehensive (loss) income before reclassifications	(4,275)	4,246
Amounts reclassified from accumulated other comprehensive income to interest expense	(852)	74
Net current period other comprehensive (loss) income	(5,127)	4,320
Less other comprehensive loss (income) attributable to noncontrolling interests	126	(105)
Other comprehensive (loss) income attributable to common stockholders	(5,001)	4,215
Accumulated other comprehensive income - ending balance	$1,261	$11,014

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$10,717	$15,084
Less: Preferred stock dividends	(2,423)	(2,423)
Less: Net income attributable to noncontrolling interests	(201)	(318)
Less: Net income attributable to participating securities	(114)	(97)
Net income attributable to common stockholders	$7,979	$12,246

Denominator:
Weighted average shares of common stock outstanding – basic	98,342,677	78,694,161
Effect of dilutive securities - performance units	265,109	501,899
Weighted average shares of common stock outstanding – diluted	98,607,786	79,196,060

Earnings per share — Basic
Net income attributable to common stockholders	$0.08	$0.16
Earnings per share — Diluted
Net income attributable to common stockholders	$0.08	$0.15
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

13.	Subsequent Events
Acquisition of 1515 East 15th Street and Issuance of Series 1 CPOP Units
On April 10, 2019, we acquired from an unaffiliated seller (the “Seller”) the property located at 1515 15th Street in Los Angeles, California (the “Property”) in exchange for 593,960 newly issued 4.43937%Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) plus the payment of certain closing costs, including $0.7 million of closing costs typically attributable to the Seller. The Property consists of one single-tenant building with 238,015 rentable square feet.
The transaction was priced based upon a common stock price of $31.56, equal to the trailing 30-day average closing price of our common stock as of the letter of intent date (the “Average Value”).
Holders of Series 1 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.43937% per annum of the $45.50952 per unit liquidation preference (a 44.2% conversion premium to the Average Value described above), payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on or about June 28, 2019. The holders of Series 1 CPOP Units are entitled to receive the liquidation preference, which is $45.50952 per unit and approximately $27.0 million in the aggregate for all of the Series 1 CPOP Units, before the holders of OP Units in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
The Series 1 CPOP Units are convertible (i) at the option of the holder anytime from time to time, or (ii) at the option of the Operating Partnership, at any time on or after April 10, 2024, in each case, into OP Units on a one-for-one basis, subject to adjustment to eliminate fractional units or to the extent that there are any accrued and unpaid distributions on the Series 1 CPOP Units. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
The Series 1 CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s 5.875% series A cumulative redeemable preferred units, the Operating Partnership’s 5.875% series B cumulative redeemable preferred units and with any future class or series of partnership interest of the Operating Partnership expressly designated as ranking on parity with the Series 1 CPOP Units, and junior to any other class or series of partnership interest of the Operating Partnership expressly designated as ranking senior to the Series 1 CPOP Units.
Other Acquisitions
On April 12, 2019, we acquired the property located at 13890 Nelson Avenue in City of Industry, California for a contract price of $41.8 million. The property consists of one single-tenant building with 256,993 rentable square feet.
On April 12, 2019, we acquired the property located at 445-449 West Freedom Avenue in Orange, California for a contract price of $18.0 million. The property consists of one single-tenant building with 92,647 rentable square feet.
On April 12, 2019, we acquired the property located at 2270 Camino Vida Roble in Carlsbad, California for a contract price of $16.8 million. The property consists of one single-tenant building with 106,311 rentable square feet.
On April 16, 2019, we acquired the property located at 980 Rancheros Drive in San Marcos, California for a contract price of $7.9 million. The property consists of one single-tenant building with 48,878 rentable square feet.
On April 25, 2019, we acquired the property located at 10015 Waples Court in Central San Diego, California for a contract price of $21.3 million. The property consists of one single-tenant building with 106,412 rentable square feet.
On April 25, 2019, we acquired the San Fernando Business Center in San Fernando, California for a contract price of $118.1 million. The property consists of five buildings with a combined 591,660 rentable square feet.
On April 30, 2019, we acquired the property located at 19100 Susana Road in South Bay, California for a contract price of $13.5 million. The property consists of one single-tenant building with 52,714 rentable square feet.

Dividends Declared
On April 30, 2019, our board of directors declared a quarterly cash dividend of $0.185 per share of common stock and a quarterly cash distribution of $0.185 per OP Unit, to be paid on July 15, 2019, to holders of record as of June 28, 2019. Also, on April 30, 2019, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, a quarterly cash dividend of $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock and a prorated cash distribution of $0.454576 per Series 1 CPOP Unit to be paid on June 28, 2019, to holders of record as of June 14, 2019.

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
Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of March 31, 2019, our consolidated portfolio consisted of 181 properties with approximately 22.1 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties where we can enhance returns through value-add renovations and redevelopment. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
2019 Year to Date Highlights
Acquisitions

•	During the first quarter of 2019, we completed the acquisition of five properties with a combined 0.8 million rentable square feet, for an aggregate purchase price of $146.0 million.

•	Subsequent to March 31, 2019, we completed the acquisition of 12 properties with a combined 1.5 million rentable square feet, for an aggregate purchase price of $265.5 million.
Repositioning

•
During the first quarter of 2019, we stabilized four of our properties located at 1998 Surveyor Avenue, 14748-14750 Nelson Avenue, 15401 Figueroa Street and 1332-1340 Rocky Point, with a combined 0.4 million rentable square feet.

Equity

•	During the first quarter of 2019, we sold 7,148,746 shares of common stock under our at-the-market equity offering program for gross proceeds of $248.4 million, or approximately $34.75 per share.

•	During the first quarter of 2019, we declared a common stock dividend of $0.185 per share, up 15.6% over the prior period.
Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, tax reform and changes to trade and tariff policies and the impact of rising interest rates, we continue to observe a number of positive trends within our target infill markets. Based on current observations within the Southern California industrial property market and within our property portfolio, we expect these positive trends will continue through the remainder of 2019.
In Los Angeles County, market fundamentals were strong during the first quarter of 2019. High tenant demand kept vacancy at historically low levels and average asking lease rates increased quarter-over-quarter. Current market conditions indicate rents are likely to continue their upward trend through the remainder of 2019, as occupancy remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were favorable during the first quarter of 2019. With steady tenant demand and a continued low availability of industrial product in this region, average asking lease rents remained high despite a slight increase in vacancy quarter-over-quarter. Current regional market conditions indicate the potential for continued rental growth through the remainder of 2019.
In San Diego, although there was increase in vacancy quarter-over-quarter, demand remained steady and average asking lease rates increased quarter-over-quarter.
In Ventura County, vacancy decreased quarter-over-quarter and asking lease rates increased slightly quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remained at historically low levels and average asking lease rates increased slightly quarter-over-quarter. We expect the outlook for the Inland Empire West to be positive through the remainder of 2019. We generally do not focus on properties located within the Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
As of March 31, 2019, nine of our properties were in various stages of repositioning or development and two of our properties were in the lease-up stage. In addition, we anticipate beginning repositioning work on one additional property in the near future. The table below sets forth a summary of these properties, as well the four properties that were stabilized during the first quarter of 2019 and the four properties that were stabilized during 2018, as the timing of these 2018 stabilizations have a direct impact on our current and comparative results of operations. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.

						Estimated Construction Period(1)
Property (Submarket)	Market	Same Properties Portfolio(2)	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/ Lease-up	Estimated New Development Rentable Square Feet	Start	Completion	Total Property Leased % at 3/31/19
Current Repositioning:
28901-28903 Avenue Paine - Development (SF Valley)	LA	N	—	—	115,817	2Q-2019	1Q-2020	—%
851 Lawrence Drive (Ventura)(3)	VC	N	49,976	49,976	39,294	2Q-2018	2Q-2020	—%
29003 Avenue Sherman (SF Valley)	LA	N	68,123	68,123	—	3Q-2018	2Q-2019	—%
16121 Carmenita Road (Mid-Counties)	LA	N	108,500	108,500	—	1Q-2019	3Q-2019	—%
12821 Knott Street (West OC)	OC	N	120,800	120,800	39,847	1Q-2019	3Q-2020	—%
2455 Conejo Spectrum Street (Ventura)(4)	VC	N	98,218	98,218	—	1Q-2019	4Q-2019	—%
25413 Rye Canyon Road (SF Valley)	LA	N	28,970	28,970	—	1Q-2019	4Q-2019	40%
3233 Mission Oaks Boulevard - Unit 3233 (Ventura)(5)	VC	Y	461,210	109,129	—	2Q-2017	2Q-2019	73%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	Y	73,439	36,000	—	1Q-2019	2Q-2019	51%
Total			1,009,236	619,716	194,958

Lease-up Stage:
2722 Fairview Street (OC Airport)	OC	Y	116,575	58,802	—	1Q-2018	4Q-2018	50%
1580 West Carson Street (South Bay)	LA	N	43,787	43,787	—	2Q-2018	4Q-2018	—%
Total			160,362	102,589	—

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(6)	LA	Y	38,362	—	201,808	3Q-2018	2020	69%

Total Current Repositioning, Lease-up Stage and Future Repositioning				722,305	396,766

Stabilized:(7)			Stabilized Rentable Square Feet			Stabilized Period
1998 Surveyor Avenue (Ventura)	VC	N	56,306	—	—	1Q-2019		100%
1332-1340 Rocky Pt. Dr. (North SD)	SD	N	73,747	—	—	1Q-2019		100%
14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	Y	201,990	—	—	1Q-2019		92%
15401 Figueroa Street (South Bay)	LA	Y	38,584	—	—	1Q-2019		100%
Total 2019 Stabilized			370,627

3233 Mission Oaks Boulevard - Unit H (Ventura)(5)	VC	Y	43,927	—	—	1Q-2018		73%
1601 Alton Parkway (OC Airport)	OC	Y	124,988	—	—	3Q-2018		87%
301-445 Figueroa Street (South Bay)	LA	Y	133,650	—	—	3Q-2018		100%
28903 Avenue Paine - Repositioning (SF Valley)	LA	Y	111,935	—	—	4Q-2018		100%
Total 2018 Stabilized			414,500

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
Our “Same Properties Portfolio” is a subset of our consolidated portfolio and includes all properties that were wholly-owned by us as of January 1, 2018, and still owned by us as of March 31, 2019. A property with a “Y” indicates its inclusion in the Same Properties Portfolio and a property with a “N” indicates its exclusion from the Same Properties Portfolio.

(3)	We expect to demolish the existing 49,976 rentable square foot building at 851 Lawrence Drive and construct a new 89,270 rentable square foot multi-unit building.

(4)
We acquired Conejo Spectrum Business Park, a nine-building property during the first quarter of 2019. Information presented in this table relates to one of the nine buildings, located at 2455 Conejo Spectrum Street.

(5)
As of March 31, 2019, we are repositioning space aggregating 109,129 rentable square feet at 3233 Mission Oaks. During the first quarter of 2018, we completed the repositioning of a 43,927 rentable square foot unit at 3233 Mission Oaks.

(6)
9615 Norwalk is a 10.26 acres storage-yard with three buildings totaling 38,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of June 30, 2020. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of the land lease.

(7)	We consider a repositioning property to be stabilized at the earlier of the following: (i) upon reaching 90% occupancy or one year from the date of completion of repositioning construction work.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.6 million of interest expense and $0.2 million of insurance and real estate tax expenses during the three months ended March 31, 2019, related to our repositioning and redevelopment projects.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of March 31, 2019, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.6% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.8% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning and development projects that are currently under construction.
As summarized in the table under “Acquisitions and Value-Add Repositioning of Properties” above, as of March 31, 2019, 11 of our properties with a combined 0.7 million vacant rentable square feet are in current repositioning or lease-up. Vacant repositioning space and lease-up space at these 11 properties are concentrated in our Los Angeles, Orange County and Ventura markets, and represent 3.3% of our total consolidated portfolio square footage as of March 31, 2019. Including vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of March 31, 2019, in Los Angeles, Orange County and Ventura was 96.0%, 91.4% and 84.8%, respectively. Excluding vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of March 31, 2019, in these markets was 98.6%, 97.7% and 95.0%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In recent years, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive throughout the remainder of 2019, and believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2019:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2019	51	527,869	4.1	$10.65	36.5%	26.4%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2019	52	604,014	3.7	$12.44	22.0%	13.5%	106	1,049,012	69.7%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2019, exclude 13 leases aggregating 204,378 rentable square feet for which there was no comparable lease data. Of these 13 excluded leases, four leases aggregating 101,665 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2019, exclude two leases for 11,942 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes two leases totaling 132,650 rentable square feet that expired during the three months ended March 31, 2019, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the three months ended March 31, 2019, we stabilized 14748-14750 Nelson Avenue, 1998 Surveyor Avenue, 15401 Figueroa Street, and 1332-1340 Rocky Point Drive with a combined 370,627 rentable square feet. As of March 31, 2019, we have nine current repositioning and development projects with estimated construction completion periods ranging from the second quarter of 2019 to the third quarter of 2020 and two properties in the lease-up stage with space available for lease. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2019, for each of the 10 full and partial calendar years beginning with 2019 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	573,236	2.6%	$—	—%	$—
Current Repositioning(6)	—	619,716	2.8%	$—	—%	$—
MTM Tenants(7)	64	74,035	0.3%	$1,055	0.5%	$14.25
Remainder of 2019	229	2,040,892	9.2%	$18,744	9.5%	$9.18
2020	350	4,189,633	18.9%	$37,891	19.3%	$9.04
2021	310	4,880,636	22.0%	$43,378	22.1%	$8.89
2022	198	2,708,575	12.3%	$25,502	13.0%	$9.42
2023	131	2,420,638	10.9%	$26,120	13.3%	$10.79
2024	57	1,714,777	7.8%	$16,765	8.5%	$9.78
2025	13	364,868	1.6%	$4,004	2.0%	$10.97
2026	8	409,574	1.9%	$4,567	2.3%	$11.15
2027	7	252,538	1.1%	$2,509	1.3%	$9.94
2028	6	348,447	1.6%	$3,205	1.6%	$9.20
Thereafter	7	1,547,066	7.0%	$13,042	6.6%	$8.43
Total Consolidated Portfolio	1,380	22,144,631	100.0%	$196,782	100.0%	$9.39

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2019, multiplied by 12. Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2019.

(4)	Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2019.

(5)
Represents vacant space (not under repositioning) as of March 31, 2019. Includes new leases aggregating 52,446 rentable square feet that have been signed but had not yet commenced as of March 31, 2019.

(6)
Represents vacant space at nine of our properties that were classified as current repositioning as of March 31, 2019. Refer to the table under “Acquisitions and Value-Add Repositioning of Properties” for a summary of these properties. Excludes stabilized properties and properties in lease-up.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Of the 64 MTM leases, 59 MTM leases aggregating 63,290 rentable square feet are at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of March 31, 2019, in addition to 0.6 million rentable square feet of currently available space in our portfolio and 0.6 million rentable square feet of vacant space under current repositioning, leases representing 9.2% and 18.9% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2019 and 2020, respectively. During the three months ended March 31, 2019, we renewed 52 leases for 604,014 rentable square feet, resulting in a 69.7% retention rate. Our retention rate during the period was impacted by our strategy to roll certain tenants at below-market rents and to replace them with higher quality tenants paying higher rents with minimal down time. During the three months ended March 31, 2019, new and renewal leases had a weighted average term of 4.1 and 3.7 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2019 and 2020 represent approximately 9.5% and 19.3% respectively, of the total annualized base rent for our portfolio as of March 31, 2019. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2019 and 2020 are currently below current market asking rents, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2019 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2020 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of March 31, 2019, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2019 and 2018.

New Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for disclosure related to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”).
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
In our 2018 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this report.

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

For the three months ended March 31, 2019 and 2018, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2018, and still owned by us as of March 31, 2019, which consisted of 147 properties aggregating approximately 18.3 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2018 through March 31, 2019, interest income, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 35 properties aggregating approximately 3.9 million rentable square feet that were purchased between January 1, 2018 and March 31, 2019, and the eight properties aggregating approximately 0.3 million rentable square feet that were sold between January 1, 2018 and March 31, 2019.
As of March 31, 2019 and 2018, our Same Properties Portfolio occupancy was approximately 96.8% and 95.4%, respectively. For the three months ended March 31, 2019 and 2018, our Same Properties Portfolio weighted average occupancy was approximately 96.4% and 95.5%, respectively. These occupancy changes were partially driven by the completion of repositioning and development work and subsequent lease-up of space at the following four properties in our Same Properties Portfolio during the period from January 1, 2018 through March 31, 2019: (i) 14748-14750 Nelson Avenue, (ii) 3233 Mission Oaks Boulevard - Unit H, (iii) 301-445 Figueroa Street and (iv) 28903 Avenue Paine (collectively, the “SPP Stabilized Properties”).

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
	2019	2018		Change	2019	2018		Change
REVENUES
Rental income	50,555	47,711	2,844	6.0%	59,604	48,433	11,171	23.1%
Management, leasing and development services	—	—	—	—%	102	103	(1)	(1.0)%
Interest income	—	—	—	—%	657	—	657	—%
TOTAL REVENUES	50,555	47,711	2,844	6.0%	60,363	48,536	11,827	24.4%
OPERATING EXPENSES
Property expenses	11,818	11,764	54	0.5%	13,812	11,960	1,852	15.5%
General and administrative	—	—	—	—%	7,344	6,162	1,182	19.2%
Depreciation and amortization	17,415	18,790	(1,375)	(7.3)%	21,996	19,452	2,544	13.1%
TOTAL OPERATING EXPENSES	29,233	30,554	(1,321)	(4.3)%	43,152	37,574	5,578	14.8%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	23	9	14	155.6%
Interest expense	—	—	—	—%	6,471	5,852	619	10.6%
TOTAL EXPENSES	29,233	30,554	(1,321)	(4.3)%	49,646	43,435	6,211	14.3%
Gains on sale of real estate	—	—	—		—	9,983	(9,983)
NET INCOME	$21,322	$17,157	$4,165		$10,717	$15,084	$(4,367)

Rental Income
On January 1, 2019, we adopted ASC 842 using the modified retrospective approach and elected the “non-separation practical expedient” in ASC 842 that alleviates the requirement to separately present lease and non-lease components of lease contracts if certain criteria are met. As a result, we account for and present all rental income earned pursuant to tenant leases, including tenant reimbursements, as a single component in one line, “Rental income,” in our consolidated statements of operations. Prior to the adoption ASC 842, we presented rental revenue, tenant reimbursements and other income related to leases separately in our consolidated statements of operations. However, to facilitate comparability, we have reclassified 2018 amounts to conform with 2019 presentation.
The following table reports the breakdown of 2019 rental income, as reported prior to the adoption of ASC 842, and compares this breakdown with 2018 amounts for the comparable period. We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
Category	2019	2018		Change	2019	2018		Change
Rental revenue(1)	$42,604	$40,203	$2,401	6.0%	$50,286	$40,911	$9,375	22.9%
Tenant reimbursements (2)	7,694	7,254	440	6.1%	9,041	7,293	1,748	24.0%
Other income(3)	257	254	3	1.2%	277	229	48	21.0%
Rental income	50,555	47,711	2,844	6.0%	59,604	48,433	11,171	23.1%
Our Same Properties Portfolio and Total Portfolio rental income increased by $2.8 million, or 6.0%, and $11.2 million, or 23.1%, respectively, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, for the reasons described below:
(1) Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $2.4 million, or 6.0%, and $9.4 million, or 22.9%, respectively, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in our Same Properties Portfolio rental revenue is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was partially driven by the lease-up of the four SPP Stabilized Properties, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 35 properties we acquired between January 1, 2018, and March 31, 2019.
(2) Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.4 million, or 6.1%, and $1.7 million, or 24.0%, respectively, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods and an increase in the weighted average occupancy for comparable periods, which was partially driven by the lease-up of the four SPP Stabilized Properties. These increases were partially offset by a decrease in tenant reimbursements revenue due to the adoption of ASC 842 and the related change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis, at three of our properties. Under ASC 842, real estate taxes paid by tenants directly to the taxing authorities are reported on a net basis, which means that we do not report tenant reimbursement revenue or a corresponding expense for such amounts. Prior to January 1, 2019, under prior lease accounting (ASC 840), we reported real estate taxes paid by tenants directly to the taxing authorities on a gross basis, which means that we reported both tenant reimbursement revenue and a corresponding expense for such amounts. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 35 properties we acquired between January 1, 2018 and March 31, 2019.

(3) Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $3 thousand, or 1.2%, and $48 thousand, or 21.0%, respectively, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due an increase in tenant legal fee reimbursement income, partially offset by a decrease in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $1 thousand, or 1.0%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Interest Income
Interest income increased from zero to $0.7 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to the investment of excess cash in money market accounts during the current period.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.1 million, or 0.5%, and $1.9 million, or 15.5%, respectively, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in our Same Properties Portfolio property expenses is primarily due to increases in allocated overhead costs, nonrecoverable repairs and maintenance expense and overall recoverable property expenses, partially offset by a decrease in real estate tax expense due to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at three of our properties.  Our Total Portfolio property expenses were also impacted by incremental expenses from the 35 properties we acquired between January 1, 2018, and March 31, 2019.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $1.2 million, or 19.2%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an increase in payroll related costs due to an increase in headcount, an increase in non-cash equity compensation expense and an increase in accrued bonus expense.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $1.4 million, or 7.3%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2018, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2018. Our Total Portfolio depreciation and amortization expense increased $2.5 million, or 13.1%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the incremental expense from the 35 properties we acquired between January 1, 2018, and March 31, 2019, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased by $14 thousand, or 155.6%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to an increase in acquisition related costs incurred that did not result in completed transactions.
Interest Expense
Our Total Portfolio interest expense increased by $0.6 million, or 10.6%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in interest expense is primarily due to a $1.5 million increase in interest related to the $150.0 million term loan facility borrowing we made in May 2018, partially offset by a $0.5 million decrease in interest related to a reduction of outstanding borrowings on our unsecured revolving credit facility and a $0.3 million increase in capitalized interest related to our repositioning and development properties for comparable periods.

Gain on Sale of Real Estate
During the three months ended March 31, 2018, we recognized a gain on sale of real estate of $10.0 million from the disposition of three properties that were sold for an aggregate gross sales price of $26.9 million. During the three months ended March 31, 2019, we did not complete any property dispositions.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$10,717	$15,084
Add:
Depreciation and amortization	21,996	19,452
Deduct:
Gains on sale of real estate	—	9,983
Funds From Operations (FFO)	$32,713	$24,553
Less: preferred stock dividends	(2,423)	(2,423)
Less: FFO attributable to noncontrolling interest(1)	(733)	(557)
Less: FFO attributable to participating securities(2)	(176)	(158)
FFO attributable to common stockholders	$29,381	$21,415

(1)	Noncontrolling interests represent holders of outstanding common units of the Company's operating partnership that are owned by unit holders other than the Company.

(2)	Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.
Non-GAAP Supplemental Measure: NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP measure which includes the revenue and expense directly attributable to our real estate properties. NOI is calculated as rental income less property expenses (before interest expense, depreciation and amortization).

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental income	59,604	48,433
Property expenses	13,812	11,960
Net Operating Income	$45,792	$36,473
Amortization of (below) above market lease intangibles, net	(1,751)	(1,116)
Straight line rental revenue adjustment	(2,067)	(1,969)
Cash Net Operating Income	$41,974	$33,388

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$10,717	$15,084
Add:
General and administrative	7,344	6,162
Depreciation and amortization	21,996	19,452
Acquisition expenses	23	9
Interest expense	6,471	5,852
Deduct:
Management, leasing and development services	102	103
Interest income	657	—
Gains on sale of real estate	—	9,983
Net Operating Income	$45,792	$36,473
Amortization of (below) above market lease intangibles, net	(1,751)	(1,116)
Straight line rental revenue adjustment	(2,067)	(1,969)
Cash Net Operating Income	$41,974	$33,388

Non-GAAP Supplemental Measure: EBITDAre
We calculate earnings before interest expense, income taxes, depreciation and amortization for real estate (“EBITDAre”) in accordance with the standards established by NAREIT. EBITDAre is calculated as net income (loss) (computed in accordance with GAAP), before interest expense, income tax expense, depreciation and amortization, gains (or losses) from sales of depreciable operating property, impairment losses and adjustments for unconsolidated joint ventures.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$10,717	$15,084
Interest expense	6,471	5,852
Depreciation and amortization	21,996	19,452
Gains on sale of real estate	—	(9,983)
EBITDAre	$39,184	$30,405

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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through net cash flow from operations, proceeds from long-term unsecured and secured financings, borrowings available under our unsecured revolving credit facility, the issuance of equity securities, including preferred stock, and proceeds from selective real estate dispositions as we identify capital recycling opportunities.
As of March 31, 2019, our cash and cash equivalents were $276.6 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $350.0 million available for future borrowings.
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

ATM Program
On February 19, 2019, we established a new at-the-market equity offering program (the “$450 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $450.0 million of our common stock through sales agents. The $450 Million ATM Program replaces our previous $400.0 million at-the-market equity offering program which was established on June 13, 2018 (the “Prior ATM Program”). As of February 19, 2019, approximately $336.6 million of shares of our common stock under the Prior ATM Program had been sold.
During the three months ended March 31, 2019, we sold a total of 7,148,746 shares of our common stock under the $450 Million ATM Program at a weighted average price of $34.75 per share, for gross proceeds of $248.4 million, and net proceeds of $244.7 million, after deducting the sales agents’ fee. As of March 31, 2019, we had the capacity to issue up to an additional $201.6 million of common stock under the $450 Million ATM Program.
Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $450 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
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
Capital Recycling
We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives. In evaluating these opportunities, we consider a variety of criteria including, but not limited to, local market conditions and lease rates, asset type and location, as well as potential uses of proceeds and tax considerations. Tax considerations include entering into tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code, when possible, to defer some or all of the taxable gains, if any, on dispositions.
During the three months ended March 31, 2019, we did not complete any property dispositions. In the future, we may selectively and opportunistically dispose of properties, however, the timing of any potential future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had borrowings of $35.0 million outstanding under the Revolver, leaving $315.0 million available for future borrowings.
Investment Grade Rating
In October 2018, Fitch Ratings upgraded our investment grade credit rating to BBB from BBB- with a stable outlook on the Credit Facility, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”) and our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”). They also upgraded our investment grade credit rating to BB+ from BB on our 5.875% Series A Cumulative Redeemable Preferred Stock and assigned a BB+ rating on our 5.875% Series B Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired 17 properties with a combined 2.3 million rentable square feet for a total gross purchase price of $411.5 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $200.3 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.

Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning of Properties, as of March 31, 2019, 12 of our properties were in various stages of current and future repositioning or lease-up.  We currently estimate that approximately $51.9 million of capital will be required through the end of 2020, to complete the redevelopment and repositioning of these properties. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $450 Million ATM Program and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2019
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$7,779	11,775,369	$0.66
Recurring Capital Expenditures(5)	2,294	21,992,471	$0.10
Total Capital Expenditures	$10,073

(1)
Cost is reported in thousands. Excludes the following capitalized costs: (i) compensation costs of personnel directly responsible for and who spend their time on development, renovation and rehabilitation activity and (ii) interest, property taxes and insurance costs incurred during the development and construction periods of repositioning or development projects.

(2)
For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures. For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio during the period.

(3)	Per square foot amounts are calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (2) above.

(4)
Non-recurring capital expenditures are expenditures made with respect to improvements to the appearance of such property or any development or other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, or capital expenditures for deferred maintenance existing at the time such property was acquired.

(5)
Recurring capital expenditures are expenditures made with respect to the maintenance of such property and replacement of items due to ordinary wear and tear including, but not limited to, expenditures made for maintenance of parking lots, roofing materials, mechanical systems, HVAC systems and other structural systems.

The following table sets forth our principal obligations and commitments as of March 31, 2019, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments and debt maturities	$761,077	$119	$166	$566	$100,967	$282,518	$376,741
Interest payments - fixed-rate debt(1)	70,520	5,926	9,325	9,316	9,307	9,298	27,348
Interest payments - variable-rate debt(2)	83,192	13,289	17,604	17,872	17,493	8,214	8,720
Ground and office lease payments	11,053	772	949	1,032	923	951	6,426
Contractual obligations(3)	11,831	11,831	—	—	—	—	—
Total	$937,673	$31,937	$28,044	$28,786	$128,690	$300,981	$419,235

(1)
Reflects scheduled interest payments on our fixed rate debt, including the $100 million unsecured guaranteed senior notes, the $125 million unsecured guaranteed senior notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of March 31, 2019, and the one-month LIBOR rate of 2.4945%, as of March 31, 2019. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts.  We anticipate these obligations to be paid as incurred through the remainder of 2019 and 2020, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2019”.

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
On April 30, 2019, our board of directors declared a quarterly cash dividend of $0.185 per share of common stock and a quarterly cash distribution of $0.185 per OP Unit, to be paid on July 15, 2019, to holders of record as of June 28, 2019. Also, on April 30, 2019, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock and $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock, to be paid on June 28, 2019, to preferred stockholders of record as of June 14, 2019.

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated debt outstanding as of March 31, 2019:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2023(3)	LIBOR+1.70%	4.195%		$58,499
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,578
Unsecured Debt:
Revolver(4)	2/12/2021(5)	LIBOR +1.10%(6)	3.595%		—
$100M Term Loan Facility	2/14/2022	LIBOR +1.20%(6)	2.964%	(7)	100,000	8/14/2021
$225M Term Loan Facility	1/14/2023	LIBOR +1.20%(6)	2.574%	(8)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025	LIBOR +1.50%(6)	3.995%		150,000
$100M Senior Notes	8/6/2025	4.290%	4.290%		100,000
$125M Senior Notes	7/13/2027	3.930%	3.930%		125,000
Total Consolidated Debt			3.487%		$761,077

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2019.  Assumes a 1-month LIBOR rate of 2.4945% as of March 31, 2019, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.

(2)	Excludes unamortized debt issuance costs and discounts totaling $3.6 million as of March 31, 2019.

(3)	One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

(4)
The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(5)	Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.

(6)
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

(7)
As of March 31, 2019, the $100 Million Term Loan Facility has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.

(8)
As of March 31, 2019, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2019:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.1	3.27%	3.27%	$552,578	73%
Variable	5.6	LIBOR + 1.56%	4.05%	$208,499	27%
Secured vs. Unsecured:
Secured	4.7		4.23%	$61,077	8%
Unsecured	5.3		3.42%	$700,000	92%

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2019.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Revolver.  Assumes a 1-month LIBOR rate of 2.4945% as of March 31, 2019, as applicable.

(2)	Excludes unamortized debt issuance costs and discounts totaling $3.6 million as of March 31, 2019.

At March 31, 2019, we had total consolidated indebtedness of $761.1 million, excluding unamortized debt issuance costs and discounts, with a weighted average interest rate of 3.487% and an average term-to-maturity of 5.3 years.  As of March 31, 2019, $552.6 million, or 73% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($227.6 million) or an interest rate swap ($325.0 million).
At March 31, 2019, we had consolidated indebtedness of $761.1 million, reflecting a net debt to total combined market capitalization of approximately 10.9%. Our total market capitalization is defined as the sum of the market value of our outstanding preferred stock plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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

Additionally, subject to the terms of the $100 Million Notes and the $125 Million Notes (together the “Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Notes from either S&P, Moody’s or Fitch. As noted above, most recently in October 2018, Fitch upgraded the investment grade rating of the Notes to BBB from BBB- with a stable outlook.
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
We were in compliance with all of our quarterly debt covenants as of March 31, 2019.

Off Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Cash provided by operating activities	$36,184	$25,200	$10,984
Cash used in investing activities	$(165,440)	$(44,768)	$(120,672)
Cash provided by financing activities	$225,230	$32,534	$192,696
Net cash provided by operating activities. Net cash provided by operating activities increased by $11.0 million to $36.2 million for the three months ended March 31, 2019, compared to $25.2 million for the three months ended March 31, 2018.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2018, the increase in Cash NOI from our Same Properties Portfolio and changes in working capital, partially offset by higher cash paid for interest for comparable periods.
Net cash used in investing activities. Net cash used in investing activities increased by $120.7 million to $165.4 million for the three months ended March 31, 2019, compared to $44.8 million for the three months ended March 31, 2018. The increase was primarily attributable to a $100.9 million increase in cash paid for property acquisitions and acquisition related deposits and a $24.9 million decrease in net cash proceeds received from the sale of properties, partially offset by a $5.1 million decrease in cash paid for construction and repositioning projects for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities increased by $192.7 million to $225.2 million for the three months ended March 31, 2019, compared to $32.5 million for the three months ended March 31, 2018. The increase was primarily attributable to the following: (i) an increase of $187.0 million in net cash proceeds from the sale of shares of our common stock, (ii) a decrease of $68.0 million in paydowns on the Revolver and (iii) a decrease of $0.6 million in dividends paid to preferred stockholders due to the initial pro-rata cash dividend that was paid on March 30, 2018 to holders of our 5.875% series B cumulative redeemable preferred stock. These increases were partially offset by the following: (i) a decrease of $59.0 million in draws on the Revolver and (ii) an increase of $4.2 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend.

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
As of March 31, 2019, the $100 Million Term Loan Facility has been effectively fixed through the use of one interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Credit Facility.
As of March 31, 2019, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022 and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
On December 6, 2018, we entered into an interest rate swap transaction to manage our exposure to fluctuations in variable interest rate associated with the $150 Million Term Loan Facility. The interest rate swap has a notional value of $150.0 million with an effective date of July 22, 2019, and a maturity date of November 22, 2024. The interest rate swap will effectively fix the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
At March 31, 2019, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts, of $761.1 million. Of this total amount, $552.6 million, or 73%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $208.5 million, or 27%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of March 31, 2019, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $1.0 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $1.0 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors as set forth in these documents.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	N/A	N/A
February 1, 2019 to February 28, 2019(1)	4,593	$34.55	N/A	N/A
March 1, 2019 to March 31, 2019(1)	18,497	$34.20	N/A	N/A
	23,090	$34.27	N/A	N/A

(1)	In February and March 2019, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information

None.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Third Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on May 4, 2018)
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on August 15, 2016)
3.4
Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A12B, filed by the registrant on November 9, 2017)

3.5	Fifth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on April 11, 2019)
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on August 15, 2016)
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A12B, filed by the registrant on November 9, 2017)
10.1
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the registrant on February 19, 2019)

10.2
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on February 19, 2019)

10.3
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on February 19, 2019)

10.4
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc. (incorporated by reference to Exhibit 1.4 of Form 8-K, filed by the registrant on February 19, 2019)

10.5
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.5 of Form 8-K, filed by the registrant on February 19, 2019)

10.6
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.6 of Form 8-K, filed by the registrant on February 19, 2019)

10.7
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC (incorporated by reference to Exhibit 1.7 of Form 8-K, filed by the registrant on February 19, 2019)

10.8
Equity Distribution Agreement, dated February 19, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.8 of Form 8-K, filed by the registrant on February 19, 2019)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

*	Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

May 3, 2019	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

May 3, 2019	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

May 3, 2019	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)