Form 10-Q
period 2019-06-30
Rexford Industrial Realty, Inc.
filed 2019-08-05
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36008

Rexford Industrial Realty, Inc.
(Exact name of registrant as specified in its charter)

Maryland			46-2024407
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11620 Wilshire Boulevard, Suite 1000	Los Angeles	California	90025
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 29, 2019 was 109,749,696.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Land	$1,590,321	$1,298,957
Buildings and improvements	1,528,750	1,332,438
Tenant improvements	66,665	60,024
Furniture, fixtures and equipment	141	149
Construction in progress	23,576	24,515
Total real estate held for investment	3,209,453	2,716,083
Accumulated depreciation	(261,231)	(228,742)
Investments in real estate, net	2,948,222	2,487,341
Cash and cash equivalents	172,209	180,601
Restricted cash	11,055	—
Rents and other receivables, net	3,614	4,944
Deferred rent receivable, net	25,462	22,228
Deferred leasing costs, net	16,722	14,002
Deferred loan costs, net	1,004	1,312
Acquired lease intangible assets, net	61,664	55,683
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	1,414	8,770
Other assets	14,204	6,723
Acquisition related deposits	4,615	925
Total Assets	$3,265,341	$2,787,685
LIABILITIES & EQUITY
Liabilities
Notes payable	$757,677	$757,371
Interest rate swap liability	8,671	2,351
Accounts payable, accrued expenses and other liabilities	26,065	21,074
Dividends payable	20,823	15,938
Acquired lease intangible liabilities, net	55,084	52,727
Tenant security deposits	26,123	23,262
Prepaid rents	6,289	6,539
Total Liabilities	900,732	879,262
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized,
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at June 30, 2019 and December 31, 2018 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2019 and December 31, 2018 ($75,000 liquidation preference)	72,443	72,443
Common Stock, $0.01 par value per share, 490,000,000 authorized and 109,739,580 and 96,810,504 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,095	966
Additional paid in capital	2,255,849	1,798,113
Cumulative distributions in excess of earnings	(107,056)	(88,341)
Accumulated other comprehensive (loss) income	(7,101)	6,262
Total stockholders’ equity	2,301,881	1,876,094
Noncontrolling interests	62,728	32,329
Total Equity	2,364,609	1,908,423
Total Liabilities and Equity	$3,265,341	$2,787,685
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Rental income	$63,613	$51,616	123,217	100,049
Management, leasing and development services	109	140	211	243
Interest income	668	—	1,325	—
TOTAL REVENUES	64,390	51,756	124,753	100,292
OPERATING EXPENSES
Property expenses	15,139	12,775	28,951	24,735
General and administrative	7,301	6,506	14,645	12,668
Depreciation and amortization	24,522	19,775	46,518	39,227
TOTAL OPERATING EXPENSES	46,962	39,056	90,114	76,630
OTHER EXPENSES
Acquisition expenses	29	37	52	46
Interest expense	6,255	6,452	12,726	12,304
TOTAL EXPENSES	53,246	45,545	102,892	88,980
Gains on sale of real estate	4,810	1,608	4,810	11,591
NET INCOME	15,954	7,819	26,671	22,903
Less: net income attributable to noncontrolling interests	(569)	(129)	(770)	(447)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	15,385	7,690	25,901	22,456
Less: preferred stock dividends	(2,424)	(2,424)	(4,847)	(4,847)
Less: earnings allocated to participating securities	(113)	(94)	(227)	(191)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,848	$5,172	$20,827	$17,418
Net income attributable to common stockholders per share - basic	$0.12	$0.06	$0.20	$0.22
Net income attributable to common stockholders per share - diluted	$0.12	$0.06	$0.20	$0.21
Weighted average shares of common stock outstanding - basic	105,847,557	82,924,208	102,115,849	80,820,870
Weighted average shares of common stock outstanding - diluted	106,236,309	83,494,825	102,442,780	81,357,129

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,954	$7,819	$26,671	$22,903
Other comprehensive (loss) income: cash flow hedge adjustment	(8,549)	1,742	(13,676)	6,062
Comprehensive income	7,405	9,561	12,995	28,965
Comprehensive income attributable to noncontrolling interests	(382)	(132)	(457)	(555)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$7,023	$9,429	$12,538	$28,410

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2019	$159,094	104,028,046	$1,038	$2,042,218	$(99,715)	$1,261	$2,103,896	$33,940	$2,137,836
Issuance of common stock	—	5,660,920	57	216,208	—	—	216,265	—	216,265
Offering costs	—	—	—	(3,465)	—	—	(3,465)	—	(3,465)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	11,295	—	632	—	—	632	2,119	2,751
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(681)	—	(25)	—	—	(25)	—	(25)
Conversion of units to common stock	—	40,000	—	281	—	—	281	(281)	—
Net income	2,424	—	—	—	12,961	—	15,385	569	15,954
Other comprehensive loss	—	—	—	—	—	(8,362)	(8,362)	(187)	(8,549)
Preferred stock dividends ($0.367188 per share)	(2,424)	—	—	—	—	—	(2,424)	—	(2,424)
Preferred unit distributions	—	—	—	—	—	—	—	(270)	(270)
Common stock dividends ($0.185 per common share)	—	—	—	—	(20,302)	—	(20,302)	—	(20,302)
Distributions	—	—	—	—	—	—	—	(521)	(521)
Balance at June 30, 2019	$159,094	109,739,580	$1,095	$2,255,849	$(107,056)	$(7,101)	$2,301,881	$62,728	$2,364,609

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2018	$159,094	80,667,789	$804	$1,297,391	$(67,622)	$11,014	$1,400,681	$27,640	$1,428,321
Issuance of common stock	—	10,358,256	104	321,743	—	—	321,847	—	321,847
Offering costs	—	—	—	(5,113)	—	—	(5,113)	—	(5,113)
Share-based compensation	—	12,820	—	497	—	—	497	2,220	2,717
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(4,411)	—	(125)	—	—	(125)	—	(125)
Conversion of units to common stock	—	27,611	—	257	—	—	257	(257)	—
Net income	2,424	—	—	—	5,266	—	7,690	129	7,819
Other comprehensive income	—	—	—	—	—	1,739	1,739	3	1,742
Preferred stock dividends ($0.367188 per share)	(2,424)	—	—	—	—	—	(2,424)	—	(2,424)
Common stock dividends ($0.16 per common share)	—	—	—	—	(14,570)	—	(14,570)	—	(14,570)
Distributions	—	—	—	—	—	—	—	(381)	(381)
Balance at June 30, 2018	$159,094	91,062,065	$908	$1,614,650	$(76,926)	$12,753	$1,710,479	$29,354	$1,739,833

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of common stock	—	12,809,666	128	464,531	—	—	464,659	—	464,659
Offering costs	—	—	—	(7,439)	—	—	(7,439)	—	(7,439)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	98,214	1	1,142	—	—	1,143	4,221	5,364
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(23,771)	—	(816)	—	—	(816)	—	(816)
Conversion of units to common stock	—	44,967	—	318	—	—	318	(318)	—
Net income	4,847	—	—	—	21,054	—	25,901	770	26,671
Other comprehensive loss	—	—	—	—	—	(13,363)	(13,363)	(313)	(13,676)
Preferred stock dividends ($0.734376 per share)	(4,847)	—	—	—	—	—	(4,847)	—	(4,847)
Preferred unit distributions	—	—	—	—	—	—	—	(270)	(270)
Common stock dividends ($0.370 per share)	—	—	—	—	(39,547)	—	(39,547)	—	(39,547)
Distributions	—	—	—	—	—	—	—	(1,050)	(1,050)
Balance at June 30, 2019	$159,094	109,739,580	$1,095	$2,255,849	$(107,056)	$(7,101)	$2,301,881	$62,728	$2,364,609

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254
Issuance of common stock	—	12,443,919	125	380,173	—	—	380,298	—	380,298
Offering costs	(32)	—	—	(6,161)	—	—	(6,193)	—	(6,193)
Share-based compensation	—	92,247	1	906	—	—	907	4,826	5,733
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(19,698)	—	(543)	—	—	(543)	—	(543)
Conversion of units to common stock	—	49,715	—	465	—	—	465	(465)	—
Net income	4,847	—	—	—	17,609	—	22,456	447	22,903
Other comprehensive income	—	—	—	—	—	5,954	5,954	108	6,062
Preferred stock dividends ($0.734376 per series A preferred share and $0.930209 per series B preferred share)	(5,434)	—	—	—	—	—	(5,434)	—	(5,434)
Common stock dividends ($0.32 per share)	—	—	—	—	(27,477)	—	(27,477)	—	(27,477)
Distributions	—	—	—	—	—	—	—	(770)	(770)
Balance at June 30, 2018	$159,094	91,062,065	$908	$1,614,650	$(76,926)	$12,753	$1,710,479	$29,354	$1,739,833

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,671	$22,903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	466	411
Depreciation and amortization	46,518	39,227
Amortization of (below) above market lease intangibles, net	(3,651)	(2,732)
Gain on sale of real estate	(4,810)	(11,591)
Amortization of debt issuance costs	689	643
Amortization of discount on notes payable	3	3
Equity based compensation expense	5,288	5,623
Straight-line rent	(3,308)	(3,642)
Change in working capital components:
Rents and other receivables	873	(636)
Deferred leasing costs	(3,436)	(2,996)
Other assets	(1,222)	(2,377)
Accounts payable, accrued expenses and other liabilities	(3,112)	337
Tenant security deposits	1,516	597
Prepaid rents	(937)	(646)
Net cash provided by operating activities	61,548	45,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(458,978)	(329,763)
Capital expenditures	(22,244)	(26,471)
Payments for (proceeds from) deposits on real estate acquisitions	(4,215)	875
Proceeds from sale of real estate	11,055	35,177
Net cash used in investing activities	(474,382)	(320,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net	457,220	374,105
Proceeds from notes payable	35,000	401,000
Repayment of notes payable	(35,078)	(311,466)
Debt issuance costs	—	(1,748)
Dividends paid to preferred stockholders	(4,847)	(5,434)
Dividends paid to common stockholders	(34,735)	(24,289)
Distributions paid to common unitholders	(977)	(733)
Distributions paid to preferred unitholders	(270)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(816)	(543)
Net cash provided by financing activities	415,497	430,892
Increase in cash, cash equivalents and restricted cash	2,663	155,834
Cash, cash equivalents and restricted cash, beginning of period	180,601	6,870
Cash, cash equivalents and restricted cash, end of period	$183,264	$162,704
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,682 and $934 for the six months ended June 30, 2019 and 2018, respectively)	$11,884	$11,359
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$3,262	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to January 1, 2019	$3,457	$—
Issuance of 4.43937% cumulative redeemable convertible preferred units in connection with property acquisition	$27,359	$—
Accrual for capital expenditures	$3,221	$2,653
Accrual of dividends	$20,823	$14,952
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2019, our consolidated portfolio consisted of 196 properties with approximately 23.9 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.0 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of June 30, 2019, and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2019 and December 31, 2018, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Reclassifications
In connection with the adoption of the new lease accounting standard on January 1, 2019, as further described below under “Adoption of New Accounting Pronouncements,” tenant reimbursements and other income related to leases have been reclassified to “Rental income” in the consolidated statement of operations for the three and six months ended June 30, 2018, to conform to the 2019 financial statement presentation.

Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short-term maturity of these investments.
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of June 30, 2019, net proceeds of $11.1 million from the sale of our property located 2350-2384 Orangethorpe Avenue and 1631 Placentia Avenue were included in restricted cash. As of December 31, 2018, we did not have a balance in restricted cash.
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$172,209	$180,601
Restricted cash	11,055	—
Cash, cash equivalents and restricted cash	$183,264	$180,601

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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2019, we used discount rates ranging from 6.00% to 7.75% and exit capitalization rates ranging from 4.75% to 7.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2019, we used an estimated average lease-up period ranging from six months to nine months.

The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
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
We capitalized interest costs of $1.1 million and $0.6 million during the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $0.9 million during the six months ended June 30, 2019 and 2018, respectively. We capitalized real estate taxes and insurance costs aggregating $0.4 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively and $0.6 million and $0.5 million during the six months ended June 30, 2019 and 2018 respectively. We capitalized compensation costs for employees who provide construction services of $0.6 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.0 million during the six months ended June 30, 2019 and 2018 respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of June 30, 2019 and December 31, 2018, we did not have any properties classified as held for sale.

Deferred Leasing Costs
Subsequent to the adoption of the new lease accounting standard on January 1, 2019, we only capitalize incremental direct costs of a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs on a go-forward basis, will generally only include third-party broker commissions. Prior to January 1, 2019, under prior lease accounting guidance, we capitalized incremental direct costs which included an allocation of internal compensation costs of employees who spent time on successful lease origination activities, in addition to third-party broker commissions. During the three and six months ended June 30, 2018, we capitalized compensation costs for these employees of $0.2 million and $0.4 million respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2019 and 2018.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2019, and December 31, 2018, we have not established a liability for uncertain tax positions.
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

Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.4 million and $0.1 million, for three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.3 million, for the six months ended June 30, 2019 and 2018, respectively, as a reduction of rental income in the consolidated statements of operations.
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718: Compensation - Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market or performance condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche. Forfeitures are recognized in the period in which they occur. See Note 12.
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
Upon adoption of ASC 842, we elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. We assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented all rental income earned pursuant to operating leases, including tenant reimbursements, as a single line item “Rental income” in the consolidated statement of operations for the three and six months ended June 30, 2019. Prior to the adoption of ASC 842, we presented rental income, tenant reimbursements and other income related to leases separately in our consolidated statements of operations. For comparability, we have adjusted our comparative consolidated statement of operations for the three and six months ended June 30, 2018, to conform to the 2019 financial statement presentation.

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
See Note 6 for additional lessee disclosures required under ASC 842.

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial properties we acquired during the six months ended June 30, 2019:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
12821 Knott Street(2)	Orange County - West	1/15/2019	120,800	1	$19,800
28510 Industry Drive(2)	Los Angeles - San Fernando Valley	1/17/2019	46,778	1	7,765
Conejo Spectrum Business Park(2)	Ventura	1/28/2019	531,378	9	106,250
2455 Ash Street(2)	San Diego - North County	3/5/2019	42,508	1	6,680
25413 Rye Canyon Road(2)	Los Angeles - San Fernando Valley	3/12/2019	48,075	1	5,529
1515 East 15th Street(3)	Los Angeles - Central LA	4/10/2019	238,015	1	28,100
13890 Nelson Avenue(2)	Los Angeles - San Gabriel Valley	4/12/2019	256,993	1	41,810
445-449 Freedom Avenue(2)	Orange County - North	4/12/2019	92,647	1	17,960
2270 Camino Vida Roble(2)	San Diego - North County	4/12/2019	106,311	1	16,791
980 Rancheros Drive(2)	San Diego - North County	4/16/2019	48,878	1	7,895
1145 Arroyo Avenue(2)	Los Angeles - San Fernando Valley	4/25/2019	147,019	1	29,862
1150 Aviation Place(2)	Los Angeles - San Fernando Valley	4/25/2019	147,000	1	29,694
1175 Aviation Place(2)	Los Angeles - San Fernando Valley	4/25/2019	92,455	1	17,844
1245 Aviation Place(2)	Los Angeles - San Fernando Valley	4/25/2019	132,936	1	26,055
635 8th Street(2)	Los Angeles - San Fernando Valley	4/25/2019	72,250	1	14,659
10015 Waples Court(2)	San Diego - Central County	4/25/2019	106,412	1	21,300
19100 Susana Road(2)	Los Angeles - South Bay	4/30/2019	52,714	1	13,510
15385 Oxnard Street(2)	Los Angeles - San Fernando Valley	5/3/2019	71,467	1	16,800
9750-9770 San Fernando Road(2)	Los Angeles - San Fernando Valley	5/16/2019	35,624	1	7,440
218 Turnbull Canyon(2)	Los Angeles - San Gabriel Valley	5/31/2019	190,900	1	27,100
The Merge(2)(4)	San Bernardino - Inland Empire West	6/6/2019	—	—	23,200
Total 2019 Wholly-Owned Property Acquisitions			2,581,160	28	$486,044

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

(2)	This acquisition was funded with available cash on hand.

(3)
In connection with this acquisition, we issued the seller 593,960 newly issued 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership. See Note 12 for additional details.

(4)
The Merge is a fully entitled development site on which we plan to construct a 334,000 rentable square foot six-building industrial complex. We have retained the seller as fee developer to construct the project. The purchase price includes $5.1 million of consideration held back in escrow to be released to the seller/developer upon meeting certain development milestones.

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2019 Acquisitions
Assets:
Land	$296,257
Buildings and improvements	180,274
Tenant improvements	2,854
Acquired lease intangible assets(1)	16,194
Other acquired assets(2)	332
Total assets acquired	495,911

Liabilities:
Acquired lease intangible liabilities(3)	6,685
Other assumed liabilities(2)	2,364
Total liabilities assumed	9,049
Net assets acquired	$486,862

(1)
Acquired lease intangible assets is comprised of $14.8 million of in-place lease intangibles with a weighted average amortization period of 5.0 years and $1.4 million of above-market lease intangibles with a weighted average amortization period of 6.5 years.

(2)	Includes other working capital assets acquired and liabilities assumed at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 7.4 years.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	June 30, 2019	December 31, 2018
Acquired Lease Intangible Assets:
In-place lease intangibles	$133,976	$119,517
Accumulated amortization	(77,762)	(68,481)
In-place lease intangibles, net	$56,214	$51,036

Above-market tenant leases	$12,488	$11,125
Accumulated amortization	(7,038)	(6,478)
Above-market tenant leases, net	$5,450	$4,647
Acquired lease intangible assets, net	$61,664	$55,683
Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(72,884)	$(66,388)
Accumulated accretion	17,800	13,778
Below-market tenant leases, net	$(55,084)	$(52,610)

Above-market ground lease(1)	$—	$(290)
Accumulated accretion(1)	—	173
Above-market ground lease, net(1)	$—	$(117)
Acquired lease intangible liabilities, net	$(55,084)	$(52,727)

(1)
In connection with the adoption of ASC 842 on January 1, 2019, we derecognized the net above-market ground lease intangible liability of $0.1 million and adjusted the carrying amount of the ground lease right-of-use asset by a corresponding amount. See Note 2 for additional details related to the adoption of ASC 842.

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In-place lease intangibles(1)	$5,313	$4,676	$9,652	$9,867
Net below-market tenant leases(2)	$(1,900)	$(1,608)	$(3,651)	$(2,716)
Above-market ground lease(3)	$—	$(8)	$—	$(16)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the balance of our indebtedness as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$761,038	$761,116
Less: unamortized discount and debt issuance costs(1)	(3,361)	(3,745)
Carrying value	$757,677	$757,371

(1)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate (2)
Secured Debt
$60M Term Loan	$58,499	$(205)	$58,499	$(230)	8/1/2023	(3)	LIBOR+1.70%		4.18%
Gilbert/La Palma(4)	2,539	(124)	2,617	(129)	3/1/2031		5.125%		5.46%
Unsecured Debt
$100M Term Loan Facility	100,000	(218)	100,000	(260)	2/14/2022		LIBOR+1.20%	(5)	3.05%	(6)
Revolving Credit Facility	—	—	—	—	2/12/2021	(7)	LIBOR+1.10%	(5)(8)	3.50%
$225M Term Loan Facility	225,000	(1,290)	225,000	(1,476)	1/14/2023		LIBOR+1.20%	(5)	2.74%	(9)
$150M Term Loan Facility	150,000	(947)	150,000	(1,028)	5/22/2025		LIBOR+1.50%	(5)	4.01%
$100M Notes	100,000	(462)	100,000	(500)	8/6/2025		4.29%		4.37%
$125M Notes	125,000	(115)	125,000	(122)	7/13/2027		3.93%		3.94%
Total	$761,038	$(3,361)	$761,116	$(3,745)

(1)	Reflects the contractual interest rate under the terms of the loan, as of June 30, 2019.

(2)
Reflects the effective interest rate as of June 30, 2019, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of June 30, 2019.

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

(6)	As of June 30, 2019, interest on the $100.0 million term loan facility has been effectively fixed through the use of an interest rate swap. See Note 7 for details.

(7)	Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.

(8)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(9)	As of June 30, 2019, interest on the $225.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of June 30, 2019, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2019 - December 31, 2019	$80
2020	166
2021	566
2022	100,967
2023	282,518
Thereafter	376,741
Total	$761,038

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

On June 30, 2019, we did not have any borrowings outstanding under the Revolver, leaving $350.0 million available for future borrowings.
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
Additionally, subject to the terms of the $100 Million Notes and the $125 Million Notes (together the “Senior Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Notes from either S&P, Moody’s or Fitch. In October 2018, Fitch upgraded the investment grade rating of the Senior Notes to BBB from BBB- with a stable outlook.
Our $60 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.0.
We were in compliance with all of our required quarterly debt covenants as of June 30, 2019.

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
We recognized $61.7 million and $119.6 million of rental income related to operating lease payments of which $10.0 million and $19.3 million were for variable lease payments for the three and six months ended June 30, 2019, respectively.

The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2019 (in thousands):

Twelve Months Ended June 30,
2020	$204,017
2021	174,525
2022	136,217
2023	106,590
2024	76,481
Thereafter	256,744
Total	$954,574

The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of June 30, 2019, we leased a parcel of land located at 3340 North San Fernando Road under a long-term ground lease, with an expiration date of June 1, 2062, no options to renew, and ground rent, which reset every 10 years, equal to 8.0% of the fair market value of the land, subject to a minimum monthly rent of $12,000. On July 3, 2019, we both acquired the fee title to the parcel of land and assumed the related ground lease from the seller/lessor, such that we became both the ground lessor and the ground lessee under the ground lease.
We lease office space as part of conducting our day-to-day business. Our office space leases have remaining lease terms ranging from 1 to 6 years and some include options to renew. These renewal terms can extend the lease term from 3 to 5 years and are included in the lease term when it is reasonably certain that we will exercise the option.
Upon the adoption of ASC 842 on January 1, 2019, we recognized lease liabilities of $3.6 million (in “Accounts payable, accrued expenses and other liabilities”) and related ROU assets of $3.3 million (in “Other assets”) on our consolidated balance sheets, based on the present value of lease payments for the remaining term of our existing leases. Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total ROU assets and lease liabilities were approximately $6.3 million and $6.6 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
The tables below present financial information associated with our leases. This information is only presented as of, and for the three and six months ended June 30, 2019 because, as previously noted, we adopted ASC 842 on a prospective basis which does not require application to periods prior to adoption.

Lease Cost (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$285	$545
Variable lease cost(1)	10	23
Sublease income(2)	(79)	(158)
Total lease cost	$216	$410

(1)	Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statement of operations.

(2)	Amount is included in “Rental income” in the accompanying consolidated statement of operations.

Other Information (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$283	$522
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$—	$6,720

For the six months ended June 30, 2019, the reported amount includes $3.3 million for operating leases existing on January 1, 2019.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term	19 years
Weighted-average discount rate(1)	4.61%

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

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

July 1, 2019 - December 31, 2019	$511
2020	949
2021	1,032
2022	923
2023	951
Thereafter	6,426
Total undiscounted lease payments	$10,792
Less imputed interest	(4,162)
Total lease liabilities	$6,630

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

2018 Rent Expense
We recognized rental expense for our ground lease of $36 thousand and $0.1 million for the three and six months ended June 30, 2018, respectively. We recognized rental expense for our office space leases of $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

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
The following table sets forth a summary of our interest rate swaps at June 30, 2019 and December 31, 2018 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest Rate Swap	1/15/2015	2/15/2019	1.8260%	$—	$30,000	$—	$25
Interest Rate Swap	7/15/2015	2/15/2019	2.0100%	$—	$28,108	$—	$17
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$864	$3,974
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$550	$3,023
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$100,000	$(236)	$1,731
Interest Rate Swap(3)	7/22/2019	11/22/2024	2.7625%	$—	$—	$(8,435)	$(2,351)

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

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

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(7,761)	$1,924	$(12,036)	$6,170
Amount of gain reclassified from AOCI into earnings under “Interest expense”	$788	$182	$1,640	$108
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$6,255	$6,452	$12,726	$12,304

     During the next twelve months, we estimate that an additional $0.2 million will be reclassified from AOCI into earnings as an increase to interest expense.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
The following tables present information about the potential effects of netting if we were to offset our interest rate swap assets and interest rate swap liabilities in the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands).

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019
Interest rate swaps	$1,414	$—	$1,414	$—	$—	$1,414
December 31, 2018
Interest rate swaps	$8,770	$—	$8,770	$—	$—	$8,770

				Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019
Interest rate swaps	$(8,671)	$—	$(8,671)	$—	$—	$(8,671)
December 31, 2018
Interest rate swaps	$(2,351)	$—	$(2,351)	$—	$—	$(2,351)

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2019 and December 31, 2018, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Interest Rate Swap Asset	$1,414	$—	$1,414	$—
Interest Rate Swap Liability	$(8,671)	$—	$(8,671)	$—
December 31, 2018
Interest Rate Swap Asset	$8,770	$—	$8,770	$—
Interest Rate Swap Liability	$(2,351)	$—	$(2,351)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2019	$776,863	$—	$—	$776,863	$757,677
December 31, 2018	$759,491	$—	$—	$759,491	$757,371

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, in management, leasing and development services revenue.

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
As of June 30, 2019, and December 31, 2018, we had a $0.7 million and $1.0 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of June 30, 2019, and December 31, 2018, we also had a $0.7 million and $1.0 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Tenant and Construction Related Commitments
As of June 30, 2019, we had commitments of approximately $9.6 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2019, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of June 30, 2019, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the six months ended June 30, 2019, no single tenant accounted for more than 5% of our total consolidated rental income.

11.	Dispositions
The following table summarizes information related to the property that we sold during the six months ended June 30, 2019.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2350-2384 Orangethorpe Avenue and 1631 Placentia Avenue	North Orange County	6/27/2019	62,395	$11,575	$4,810

(1)	Represents the gross contractual sales price before commissions, prorations and other closing costs.

12.	Equity
Common Stock
On June 13, 2019, we established a new at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents. The $550 Million ATM Program replaces our previous $450.0 million at-the-market equity offering program which was established on February 19, 2019 (the “Prior ATM Program”). All $450.0 million of shares of our common stock available under the Prior ATM Program were sold prior to establishing the $550 Million ATM Program.
During the six months ended June 30, 2019, we sold a total of 12,809,666 shares of our common stock under the $550 Million ATM Program and the Prior ATM Program at a weighted average price of $36.27 per share, for gross proceeds of $464.7 million, and net proceeds of $457.7 million, after deducting the sales agents’ fee. As of June 30, 2019, we had the capacity to issue up to an additional $535.3 million of common stock under the $550 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and Series 1 CPOP Units, as described below, that are not owned by us.
Operating Partnership Units
As of June 30, 2019, noncontrolling interests included of 1,883,319 OP Units and 539,910 fully-vested LTIP units and performance units and represented approximately 2.2% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2019, 44,967 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.3 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
Preferred Units - Series 1 CPOP Units
On April 10, 2019, we acquired from an unaffiliated seller (the “Seller”) an industrial property located at 1515 East 15th Street for a purchase price of $28.1 million. In consideration for the property, we issued the Seller 593,960 newly issued 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”), valued at $27.4 million, plus the payment of certain closing costs, including $0.7 million of closing costs typically attributable to the Seller.
The transaction was priced based upon a common stock price of $31.56, equal to the trailing 30-day average closing price of our common stock as of the letter of intent date (the “Average Value”). Holders of Series 1 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.43937% per annum of the $45.50952 per unit liquidation preference (a 44.2% conversion premium to the Average

Value described above), payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 28, 2019. The holders of Series 1 CPOP Units are entitled to receive the liquidation preference, which is $45.50952 per unit and approximately $27.0 million in the aggregate for all of the Series 1 CPOP Units, before the holders of OP Units in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
The Series 1 CPOP Units are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, at any time on or after April 10, 2024 (the “Company Conversion Right”), in each case, into OP Units on a one-for-one basis, subject to adjustment to eliminate fractional units or to the extent that there are any accrued and unpaid distributions on the Series 1 CPOP Units. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis (the “Subsequent Redemption Right”).
The Series 1 CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s 5.875% series A and series B cumulative redeemable preferred units and with any future class or series of partnership interest of the Operating Partnership expressly designated as ranking on parity with the Series 1 CPOP Units, and junior to any other class or series of partnership interest of the Operating Partnership expressly designated as ranking senior to the Series 1 CPOP Units.
Pursuant to relevant accounting guidance, we analyzed the Series 1 CPOP Units for any embedded derivatives that should be bifurcated and accounted for separately and also considered the conditions that would require classification of the Series 1 CPOP Units in temporary equity versus permanent equity. In carrying out our analyses, we evaluated the key features of the Series 1 CPOP Units including the right to discretionary distributions, the Holder Conversion Right, the Company Conversion Right and the Subsequent Redemption Right to determine whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement if the Series 1 CPOP Units are converted into shares of our common stock (subsequent to conversion into OP Units). Based on the results of our analyses, we concluded that (i) none of the embedded features of the Series 1 CPOP Units require bifurcation and separate accounting, and (ii) the Series 1 CPOP Units met the criteria to be classified within equity, and accordingly are presented as noncontrolling interests within permanent equity in the consolidated balance sheet.
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
The aggregate number of shares of our common stock, LTIP Units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000, plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of June 30, 2019, a total of 1,674,651 shares of common stock, LTIP Units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

Share-Based Award Activity
The following table sets forth our share-based award activity for the six months ended June 30, 2019:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2019	200,398	327,048	591,767
Granted	107,915	59,515	—
Forfeited	(9,701)	—	—
Vested(1)	(78,823)	(52,385)	—
Balance at June 30, 2019	219,789	334,178	591,767

(1)
During the six months ended June 30, 2019, 23,771 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2019:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2019 - December 31, 2019	3,058	156,009	199,000
2020	89,928	120,001	188,250
2021	60,516	49,950	204,517
2022	43,536	5,660	—
2023	22,751	2,558	—
Total	219,789	334,178	591,767

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

Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expensed share-based compensation(1)	$2,709	$2,658	$5,288	$5,623
Capitalized share-based compensation(2)	42	59	76	110
Total share-based compensation	$2,751	$2,717	$5,364	$5,733

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
For the three and six months ended June 30, 2018, amounts capitalized relate to employees who provide construction or leasing services, and are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets. For the three and six months ended June 30, 2019, amounts capitalized only relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.

As of June 30, 2019, total unrecognized compensation cost related to all unvested share-based awards was $14.3 million and is expected to be recognized over a weighted average remaining period of 27 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the six months ended June 30, 2019 and 2018, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Six Months Ended June 30,
	2019	2018
Accumulated other comprehensive income - beginning balance	$6,262	$6,799
Other comprehensive (loss) income before reclassifications	(12,036)	6,170
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,640)	(108)
Net current period other comprehensive (loss) income	(13,676)	6,062
Less other comprehensive loss (income) attributable to noncontrolling interests	313	(108)
Other comprehensive (loss) income attributable to common stockholders	(13,363)	5,954
Accumulated other comprehensive (loss) income - ending balance	$(7,101)	$12,753

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$15,954	$7,819	$26,671	$22,903
Less: Preferred stock dividends	(2,424)	(2,424)	(4,847)	(4,847)
Less: Net income attributable to noncontrolling interests	(569)	(129)	(770)	(447)
Less: Net income attributable to participating securities	(113)	(94)	(227)	(191)
Net income attributable to common stockholders	$12,848	$5,172	$20,827	$17,418

Denominator:
Weighted average shares of common stock outstanding – basic	105,847,557	82,924,208	102,115,849	80,820,870
Effect of dilutive securities - performance units	388,752	570,617	326,931	536,259
Weighted average shares of common stock outstanding – diluted	106,236,309	83,494,825	102,442,780	81,357,129

Earnings per share — Basic
Net income attributable to common stockholders	$0.12	$0.06	$0.20	$0.22
Earnings per share — Diluted
Net income attributable to common stockholders	$0.12	$0.06	$0.20	$0.21

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
We also consider the effect of other potentially dilutive securities, including the Series 1 CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

14.	Subsequent Events
Note Purchase and Guarantee Agreement
On July 16, 2019, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) which provides for the private placement of $100.0 million of guaranteed senior notes, of which (i) $25.0 million are designated as 3.88% Series 2019A Guaranteed Senior Notes due July 16, 2029 (the "Series 2019A Notes") and (ii) $75.0 million are designated as 4.03% Series 2019B Guaranteed Senior Notes due July 16, 2034 (the "Series 2019 B Notes" and, together with the Series 2019A Notes, the "Series 2019A and 2019B Notes"). On July 16, 2019, we completed the issuance of the Series 2019A and 2019B Notes.
Interest on the Series 2019A and 2019B Notes will be payable semiannually on the sixteenth day of January and July in each year, beginning on January 16, 2020, until maturity.
We may prepay at any time all, or from time to time any part of, the Series 2019A and 2019B Notes, in amounts not less than $2.5 million of the Series 2019A and 2019B Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the NPGA).
The NPGA contains a series of financial and other covenants with which we must comply. The financial covenants are the same as those that we must comply with under the Senior Notes (see Note 5). Subject to the terms of the NPGA, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Series 2019A and 2019B Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in NPGA and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Series 2019A and 2019B Notes will become due and payable at the option of the holder of the Series 2019A and 2019B Notes.
Our obligations under the Series 2019A and 2019B Notes are fully and unconditionally guaranteed by us and certain of our subsidiaries.
Acquisitions
On July 3, 2019, we acquired the fee title to the parcel of land located at 3340 North San Fernando Road in Los Angeles, California for a contract price of $3.0 million. Prior to the acquisition, we leased the parcel of land from the seller under a long-term ground lease. See Note 6 for additional details related to the ground lease.
On July 31, 2019, we acquired the property located at 5725 Eastgate Drive in San Diego, California for a contract price of $8.2 million. The property consists of one single-tenant building with 27,267 rentable square feet.
Dividends Declared
On July 29, 2019, our board of directors declared a quarterly cash dividend of $0.185 per share of common stock and a quarterly cash distribution of $0.185 per OP Unit, to be paid on October 15, 2019, to holders of record as of September 30, 2019. Also, on July 29, 2019, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, a quarterly cash dividend of $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock and a quarterly cash distribution of $0.505085 per Series 1 CPOP Unit to be paid on September 30, 2019, to holders of record as of September 13, 2019.

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
As of June 30, 2019, our consolidated portfolio consisted of 196 properties with approximately 23.9 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add renovations and redevelopment or the development of new industrial buildings. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
2019 Year to Date Highlights
Acquisitions

•	During the first quarter of 2019, we completed the acquisition of five properties with a combined 0.8 million rentable square feet, for an aggregate purchase price of $146.0 million.

•	During the second quarter of 2019, we completed the acquisition of 16 properties with a combined 1.8 million rentable square feet, for an aggregate purchase price of $340.0 million.
Repositioning

•
During the first quarter of 2019, we stabilized four of our properties located at 1998 Surveyor Avenue, 14748-14750 Nelson Avenue, 15401 Figueroa Street and 1332-1340 Rocky Point, with a combined 0.4 million rentable square feet

•
During the second quarter of 2019, we leased our 43,787 rentable square foot property located at 1580 Carson Street with a lease commencement date of August 1, 2019, and we pre-leased two units totaling 25,320 rentable square feet at 3233 Mission Oaks Boulevard.

Dispositions

•	During the second quarter of 2019, we sold one property with 62,395 rentable square feet for a gross sales price of $11.6 million and net cash proceeds of $11.1 million.
Equity

•	During the first quarter of 2019, we sold 7,148,746 shares of common stock under our at-the-market equity offering program for gross proceeds of $248.4 million, or approximately $34.75 per share.

•	During the second quarter of 2019, we sold 5,660,920 shares of common stock under our at-the-market equity offering program for gross proceeds of $216.3 million, or approximately $38.20 per share.

•
In April 2019, in connection with the acquisition of the property located at 1515 East 15th Street, we issued to the seller 593,960 newly issued 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) valued at $27.4 million.

Factors That May Influence Future Results of Operations
Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at above 98% occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, strong renewal activity, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, tax reform and changes to trade and tariff policies and the impact of rising interest rates, we continue to observe a number of positive trends within our target infill markets. Based on current observations within the Southern California industrial property market and within our property portfolio, we expect these positive trends will continue through the remainder of 2019.
In Los Angeles County, strong market fundamentals continued into the second quarter of 2019. High tenant demand kept vacancy at historically low levels and average asking lease rates increased quarter-over-quarter. Current market conditions indicate rents are likely to continue their upward trend through the remainder of 2019, as occupancy remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained favorable during the second quarter of 2019. With steady tenant demand and a continued low availability of industrial product in this region, average asking lease rates increased quarter-over-quarter and vacancy decreased slightly quarter-over-quarter. Current regional market conditions indicate continued rental growth through the remainder of 2019.
In San Diego, although there was a slight increase in vacancy quarter-over-quarter due to new supply entering the market, demand remained steady and average asking lease rates increased quarter-over-quarter.
In Ventura County, there was a decrease in vacancy quarter-over-quarter and asking lease rates were unchanged quarter-over-quarter.
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
Acquisitions and Value-Add Repositioning and Development of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire land parcels or properties with excess land where we may construct new buildings, although we don’t anticipate this to be a substantial part of our operations. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from sub-$10 million dollar single-property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.

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
As of June 30, 2019, 11 of our properties were in various stages of repositioning or development and two of our properties were in the lease-up stage. In addition, we anticipate beginning repositioning work on one additional property in the near future. The table below sets forth a summary of these properties, as well the four properties that were stabilized during the first half of 2019 and the four properties that were stabilized during 2018, as the timing of these 2018 stabilizations have a direct impact on our current and comparative results of operations. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.

						Estimated Construction Period(1)
Property (Submarket)	Market	Same Properties Portfolio(2)	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/ Lease-up	Estimated New Development Rentable Square Feet	Start	Completion	Total Property Leased % at 6/30/19
Current Repositioning and Development:
28901-28903 Avenue Paine - Development (SF Valley)	LA	N	—	—	115,817	3Q-2019	2Q-2020	—%
851 Lawrence Drive (Ventura)(3)	VC	N	49,976	49,976	39,294	2Q-2018	3Q-2020	—%
29003 Avenue Sherman (SF Valley)	LA	N	68,123	68,123	—	3Q-2018	3Q-2019	—%
16121 Carmenita Road (Mid-Counties)	LA	N	109,780	109,780	—	1Q-2019	3Q-2019	—%
12821 Knott Street (West OC)	OC	N	120,800	120,800	39,847	1Q-2019	3Q-2020	—%
2455 Conejo Spectrum Street (Ventura)(4)	VC	N	98,218	98,218	—	1Q-2019	4Q-2019	—%
635 8th Street (SF Valley)	LA	N	72,250	72,250	—	2Q-2019	1Q-2020	—%
10015 Waples Court (Central SD)	SD	N	106,412	106,412	—	2Q-2019	1Q-2020	—%
The Merge - Development (Inland Empire West)(5)	SB	N	—	—	333,491	2Q-2019	2Q-2020	—%
3233 Mission Oaks Boulevard - Unit 3233 (Ventura)(6)	VC	Y	461,717	109,636	—	2Q-2017	3Q-2019	78%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	Y	74,856	37,417	—	1Q-2019	3Q-2019	50%
Total			1,162,132	772,612	528,449

Lease-up Stage:
2722 Fairview Street (OC Airport)	OC	Y	116,575	58,802	—	1Q-2018	4Q-2018	50%
1580 Carson Street (South Bay)(7)	LA	N	43,787	43,787	—	2Q-2018	4Q-2018	100%(7)
Total			160,362	102,589	—

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(8)	LA	Y	38,362	—	201,808	3Q-2020	2021	69%

Total Current Repositioning and Development, Lease-up Stage and Future Repositioning				875,201	730,257

Stabilized:(9)	Market	Same Properties Portfolio(2)	Stabilized Rentable Square Feet			Stabilized Period		Total Property Leased % at 6/30/19
14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	Y	201,990	—	—	1Q-2019		95%
1998 Surveyor Avenue (Ventura)	VC	N	56,306	—	—	1Q-2019		100%
15401 Figueroa Street (South Bay)	LA	Y	38,584	—	—	1Q-2019		100%
1332-1340 Rocky Pt. Dr. (North SD)	SD	N	73,747	—	—	1Q-2019		100%
Total 2019 Stabilized			370,627

3233 Mission Oaks Boulevard - Unit H (Ventura)	VC	Y	43,927	—	—	1Q-2018		78%
1601 Alton Parkway (OC Airport)	OC	Y	124,988	—	—	3Q-2018		100%
301-445 Figueroa Street (South Bay)	LA	Y	133,650	—	—	3Q-2018		100%
28903 Avenue Paine - Repositioning (SF Valley)	LA	Y	111,935	—	—	4Q-2018		100%
Total 2018 Stabilized			414,500

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
Our “Same Properties Portfolio” is a subset of our consolidated portfolio and includes all properties that were wholly-owned by us as of January 1, 2018, and still owned by us as of June 30, 2019. A property with a “Y” indicates its inclusion in the Same Properties Portfolio and a property with a “N” indicates its exclusion from the Same Properties Portfolio.

(3)	We expect to demolish the existing 49,976 rentable square foot building at 851 Lawrence Drive and construct a new 89,270 rentable square foot multi-unit building.

(4)
We acquired Conejo Spectrum Business Park, a nine-building property during the first quarter of 2019. Information presented in this table relates to one of the nine buildings, located at 2455 Conejo Spectrum Street.

(5)	The Merge is a fully entitled industrial development site on which we plan to build six industrial buildings totaling 333,491 rentable square feet.

(6)
As of June 30, 2019, we are repositioning space aggregating 109,636 rentable square feet at 3233 Mission Oaks Boulevard. Upon completion the space will be comprised of eight units. As of June 30, 2019, two units totaling 25,320 rentable square feet have been pre-leased.

(7)	As of June 30, 2019, 1580 Carson Street has been leased with a lease commencement date of August 1, 2019.

(8)
9615 Norwalk Boulevard is a 10.26 acres storage-yard with three buildings totaling 38,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of June 30, 2020. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of the land lease.

(9)	We consider a repositioning property to be stabilized at the earlier of the following: (i) upon reaching 90% occupancy or one year from the date of completion of repositioning construction work.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $1.1 million and $1.7 million of interest expense and $0.4 million and $0.6 million of insurance and real estate tax expenses during the three and six months ended June 30, 2019, respectively, related to our repositioning and redevelopment projects.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of June 30, 2019, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.8% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning and development projects that are currently under construction.
As summarized in the table under “Acquisitions and Value-Add Repositioning and Development of Properties” above, as of June 30, 2019, 11 of our properties with a combined 0.9 million vacant rentable square feet are in current repositioning or lease-up. Vacant repositioning space and lease-up space at these 11 properties are concentrated in our Los Angeles, Orange County, Ventura and San Diego markets, and represent 3.7% of our total consolidated portfolio square footage as of June 30, 2019. Including vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of June 30, 2019, in Los Angeles, Orange County, Ventura and San Diego was 96.0%, 90.9%, 85.1% and 92.5%, respectively. Excluding vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of June 30, 2019, in these markets was 98.7%, 97.0%, 95.4% and 96.5%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the six months ended June 30, 2019:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2019	51	527,869	4.1	$10.65	36.5%	26.4%
Q2-2019	50	651,023	6.9	$11.91	45.6%	28.4%
Total/Weighted Average	101	1,178,892	5.7	$11.35	40.2%	27.2%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2019	52	604,014	3.7	$12.44	22.0%	13.5%	106	1,049,012	69.7%
Q2-2019	56	1,069,391	5.5	$10.98	38.1%	21.0%	89	1,289,743	85.4%
Total/Weighted Average	108	1,673,405	4.8	$11.50	31.4%	17.9%	195	2,338,755	78.9%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2019, exclude 27 leases aggregating 630,632 rentable square feet for which there was no comparable lease data. Of these 27 excluded leases, eight leases aggregating 178,092 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2019, exclude three leases for 18,670 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes two leases totaling 132,650 rentable square feet that expired during the six months ended June 30, 2019, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the six months ended June 30, 2019, we stabilized 14748-14750 Nelson Avenue, 1998 Surveyor Avenue, 15401 Figueroa Street and 1332-1340 Rocky Point Drive with a combined 370,627 rentable square feet. As of June 30, 2019, we have nine current repositioning projects and two development projects with estimated construction completion periods ranging from the third quarter of 2019 to the third quarter of 2020. Additionally, we have two properties in the lease-up stage, one of which is located at 1580 Carson Street, and has been leased with a lease commencement date of August 1, 2019. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2019, for each of the 10 full and partial calendar years beginning with 2019 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	603,301	2.5%	$—	—%	$—
Current Repositioning(6)	—	772,612	3.2%	$—	—%	$—
MTM Tenants(7)	64	67,473	0.3%	$1,145	0.5%	$16.97
Remainder of 2019	149	1,138,173	4.8%	$10,980	5.2%	$9.65
2020	340	4,339,483	18.2%	$38,812	18.2%	$8.94
2021	320	4,807,986	20.1%	$43,429	20.4%	$9.03
2022	248	3,041,844	12.7%	$29,228	13.7%	$9.61
2023	136	2,578,738	10.8%	$27,567	13.0%	$10.69
2024	82	2,452,123	10.3%	$24,481	11.5%	$9.98
2025	18	826,455	3.5%	$7,224	3.4%	$8.74
2026	11	569,029	2.4%	$5,877	2.8%	$10.33
2027	7	252,538	1.0%	$2,522	1.2%	$9.99
2028	6	348,447	1.5%	$3,208	1.5%	$9.21
Thereafter	11	2,076,292	8.7%	$18,352	8.6%	$8.84
Total Consolidated Portfolio	1,392	23,874,494	100.0%	$212,825	100.0%	$9.46

(1)	Represents the contracted square footage upon expiration.

(2)	Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2019, multiplied by 12. Excludes billboard and antenna revenue. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2019.

(4)	Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of June 30, 2019.

(5)	Represents vacant space (not under repositioning) as of June 30, 2019. Includes new leases aggregating 111,959 rentable square feet that have been signed but had not yet commenced as of June 30, 2019.

(6)
Represents vacant space at nine of our properties that were classified as current repositioning as of June 30, 2019. Refer to the table under “Acquisitions and Value-Add Repositioning of Properties” for a summary of these properties. Excludes development properties, stabilized properties and properties in lease-up.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Of the 64 MTM leases, 59 MTM leases aggregating 63,290 rentable square feet are at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of June 30, 2019, in addition to 0.6 million rentable square feet of currently available space in our portfolio and 0.8 million rentable square feet of vacant space under current repositioning, leases representing 4.8% and 18.2% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2019 and 2020, respectively. During the six months ended June 30, 2019, we renewed 108 leases for 1,673,405 rentable square feet, resulting in a 78.9% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the six months ended June 30, 2019, new and renewal leases had a weighted average term of 5.7 and 4.8 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2019 and 2020 represent approximately 5.2% and 18.2% respectively, of the total annualized base rent for our portfolio as of June 30, 2019. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2019 and 2020 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2019 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2020 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of June 30, 2019, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three and six months ended June 30, 2019 and 2018.

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
For the three and six months ended June 30, 2019 and 2018, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2018, and still owned by us as of June 30, 2019, which consisted of 146 properties aggregating approximately 18.3 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2018 through June 30, 2019, interest income, interest expense and corporate general and administrative expenses. In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 51 properties aggregating approximately 5.6 million rentable square feet that were purchased between January 1, 2018 and June 30, 2019, and the nine properties aggregating approximately 0.3 million rentable square feet that were sold between January 1, 2018 and June 30, 2019.
As of June 30, 2019 and 2018, our Same Properties Portfolio occupancy was approximately 96.8% and 95.3%, respectively. For the three months ended June 30, 2019 and 2018, our Same Properties Portfolio weighted average occupancy was approximately 96.8% and 95.4%, respectively. Comparatively, for the six months ended June 30, 2019 and 2018, our Same Properties Portfolio weighted average occupancy was approximately 96.5% and 95.5%, respectively. These occupancy changes were partially driven by the completion of repositioning and development work and subsequent lease-up of space at the following five properties in our Same Properties Portfolio during the period from January 1, 2018 through June 30, 2019: (i) 14748-14750 Nelson Avenue, (ii) 3233 Mission Oaks Boulevard - Unit H, (iii) 301-445 Figueroa Street, (iv) 28903 Avenue Paine and (v) 15401 Figueroa Street (collectively, the “SPP Stabilized Properties”).

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)%		Three Months Ended June 30,		Increase/(Decrease)%
	2019	2018		Change	2019	2018		Change
REVENUES
Rental income	$50,743	$48,219	$2,524	5.2%	$63,613	$51,616	$11,997	23.2%
Management, leasing and development services	—	—	—	—%	109	140	(31)	(22.1)%
Interest income	—	—	—	—%	668	—	668	—%
TOTAL REVENUES	50,743	48,219	2,524	5.2%	64,390	51,756	12,634	24.4%
OPERATING EXPENSES
Property expenses	11,953	11,904	49	0.4%	15,139	12,775	2,364	18.5%
General and administrative	—	—	—	—%	7,301	6,506	795	12.2%
Depreciation and amortization	17,837	17,883	(46)	(0.3)%	24,522	19,775	4,747	24.0%
TOTAL OPERATING EXPENSES	29,790	29,787	3	—%	46,962	39,056	7,906	20.2%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	29	37	(8)	(21.6)%
Interest expense	—	—	—	—%	6,255	6,452	(197)	(3.1)%
TOTAL EXPENSES	29,790	29,787	3	—%	53,246	45,545	7,701	16.9%
Gains on sale of real estate	—	—	—		4,810	1,608	3,202
NET INCOME	$20,953	$18,432	$2,521		$15,954	$7,819	$8,135

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
The following table reports the breakdown of 2019 rental income, as reported prior to the adoption of ASC 842, and compares this breakdown with 2018 amounts for the comparable period (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)%		Three Months Ended June 30,		Increase/(Decrease)%
Category	2019	2018		Change	2019	2018		Change
Rental revenue(1)	$42,947	$40,621	$2,326	5.7%	$53,599	$43,567	$10,032	23.0%
Tenant reimbursements (2)	7,590	7,497	93	1.2%	9,776	7,932	1,844	23.2%
Other income(3)	206	101	105	104.0%	238	117	121	103.4%
Rental income	$50,743	$48,219	$2,524	5.2%	$63,613	$51,616	$11,997	23.2%
Our Same Properties Portfolio and Total Portfolio rental income increased by $2.5 million, or 5.2%, and $12.0 million, or 23.2%, respectively, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, for the reasons described below:
(1) Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $2.3 million, or 5.7%, and $10.0 million, or 23.0%, respectively, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in our Same Properties Portfolio rental revenue is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was partially driven by the lease-up of the five SPP Stabilized Properties, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 51 properties we acquired between January 1, 2018, and June 30, 2019.
(2) Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.1 million, or 1.2%, and $1.8 million, or 23.2%, respectively, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in our Same Properties Portfolio tenant reimbursement revenue is primarily due to an increase in the weighted average occupancy for comparable periods, which was partially driven by the lease-up of the five SPP Stabilized Properties. This increase was partially offset by a decrease in tenant reimbursements revenue due to timing differences in completing prior year recoverable expense reconciliations for comparable periods and the adoption of ASC 842 and the related change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis, at three of our properties. Under ASC 842, real estate taxes paid by tenants directly to the taxing authorities are reported on a net basis, which means that we do not report tenant reimbursement revenue or a corresponding expense for such amounts. Prior to January 1, 2019, under prior lease accounting (ASC 840), we reported real estate taxes paid by tenants directly to the taxing authorities on a gross basis, which means that we reported both tenant reimbursement revenue and a corresponding expense for such amounts. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 51 properties we acquired between January 1, 2018 and June 30, 2019.

(3) Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $0.1 million, or 104.0%, and $0.1 million, or 103.4%, respectively, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to an increase in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $31 thousand, or 22.1%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Interest Income
Interest income increased from zero to $0.7 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due to the investment of excess cash in money market accounts during the current period.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $49.0 thousand, or 0.4%, and $2.4 million, or 18.5%, respectively, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in our Same Properties Portfolio property expenses is primarily due to increases in allocated overhead costs and real estate tax expense relating to California Proposition 13 annual increases and lower capitalized real estate tax expense related to repositioning activity. These increases were partially offset by decreases in repairs and maintenance expense and real estate tax expense due to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at three of our properties.  Our Total Portfolio property expenses were also impacted by incremental expenses from the 51 properties we acquired between January 1, 2018, and June 30, 2019.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $0.8 million, or 12.2%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to an increases in non-cash equity compensation expense, accrued bonus expense, payroll related costs due to a higher headcount, and other various corporate expenses, partially offset by a decrease in legal expense.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $46.0 thousand, or 0.3%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to April 1, 2018, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to April 1, 2018. Our Total Portfolio depreciation and amortization expense increased $4.7 million, or 24.0%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the incremental expense from the 51 properties we acquired between January 1, 2018, and June 30, 2019.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $8 thousand, or 21.6%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Interest Expense
Our Total Portfolio interest expense decreased by $0.2 million, or 3.1%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a $0.6 million decrease in interest related to lower average outstanding borrowings on our unsecured revolving credit facility and a $0.5 million increase in capitalized interest related to our repositioning and development properties, partially offset by a $0.9 million increase in interest related to the $150.0 million term loan facility borrowing we made in May 2018.

Gains on Sale of Real Estate
During the three months ended June 30, 2019, we recognized gains on sale of real estate of $4.8 million from the disposition of one property that was sold for a gross sale price of $11.6 million. During the three months ended June 30, 2018, we recognized gains on sale of real estate of $1.6 million from the disposition of two properties that were sold for an aggregate gross sales price of $10.7 million.
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018			2019	2018
REVENUES
Rental income	$101,086	$95,750	$5,336	5.6%	$123,217	$100,049	$23,168	23.2%
Management, leasing and development services	—	—	—	—%	211	243	(32)	(13.2)%
Interest income	—	—	—	—%	1,325	—	1,325	—%
TOTAL REVENUES	101,086	95,750	5,336	5.6%	124,753	100,292	24,461	24.4%
OPERATING EXPENSES
Property expenses	23,706	23,593	113	0.5%	28,951	24,735	4,216	17.0%
General and administrative	—	—	—	—%	14,645	12,668	1,977	15.6%
Depreciation and amortization	35,196	36,636	(1,440)	(3.9)%	46,518	39,227	7,291	18.6%
TOTAL OPERATING EXPENSES	58,902	60,229	(1,327)	(2.2)%	90,114	76,630	13,484	17.6%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	52	46	6	13.0%
Interest expense	—	—	—	—%	12,726	12,304	422	3.4%
TOTAL OTHER EXPENSE	—	—	—	—%	12,778	12,350	428	3.5%
TOTAL EXPENSES	58,902	60,229	(1,327)	(2.2)%	102,892	88,980	13,912	15.6%
Gains on sale of real estate	—	—	—		4,810	11,591	(6,781)
NET INCOME	$42,184	$35,521	$6,663		$26,671	$22,903	$3,768
Rental Income
The following table reports the breakdown of 2019 rental income, as reported prior to the adoption of ASC 842, and compares this breakdown with 2018 amounts for the comparable period (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)%		Six Months Ended June 30,		Increase/(Decrease)%
Category	2019	2018		Change	2019	2018		Change
Rental revenue(1)	$85,358	$80,663	$4,695	5.8%	$103,885	$84,478	$19,407	23.0%
Tenant reimbursements (2)	15,266	14,735	531	3.6%	18,817	15,225	3,592	23.6%
Other income(3)	462	352	110	31.3%	515	346	169	48.8%
Rental income	$101,086	$95,750	$5,336	5.6%	$123,217	$100,049	$23,168	23.2%

Our Same Properties Portfolio and Total Portfolio rental income increased by $5.3 million, or 5.6%, and $23.2 million, or 23.2%, respectively, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, for the reasons described below:
(1) Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $4.7 million, or 5.8%, and $19.4 million, or 23.0%, respectively, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in our Same Properties Portfolio rental revenue is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was partially driven by the lease-up of the five SPP Stabilized Properties, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 51 properties we acquired between January 1, 2018, and June 30, 2019.
(2) Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.5 million, or 3.6%, and $3.6 million, or 23.6%, respectively, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in the weighted average occupancy for comparable periods, which was partially driven by the lease-up of the five SPP Stabilized Properties, and timing differences in completing prior year recoverable expense reconciliations for comparable periods. These increases were partially offset by a decrease in tenant reimbursements revenue due to the adoption of ASC 842 and the related change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis, at three of our properties. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 51 properties we acquired between January 1, 2018 and June 30, 2019.
(3) Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $0.1 million, or 31.3%, and $0.2 million, or 48.8%, respectively, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to an increase in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $32 thousand, or 13.2%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Interest Income
Interest income increased from zero to $1.3 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to the investment of excess cash in money market accounts during the current period.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.1 million, or 0.5%, and $4.2 million, or 17.0%, respectively, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in our Same Properties Portfolio property expenses is primarily due to increases in allocated overhead costs, real estate tax expense relating to California Proposition 13 annual increases and lower capitalized real estate tax expense related to repositioning activity, and insurance expense. These increases were partially offset by decreases in repairs and maintenance expense and real estate tax expense due to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at three of our properties.  Our Total Portfolio property expenses were also impacted by incremental expenses from the 51 properties we acquired between January 1, 2018, and June 30, 2019.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $2.0 million, or 15.6%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to increases in payroll related costs due to a higher headcount, non-cash equity compensation expense, accrued bonus expense and other various corporate expenses, partially offset by a decrease in legal expense.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $1.4 million, or 3.9%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2018, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2018. Our Total Portfolio depreciation and amortization expense increased $7.3 million, or 18.6%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the incremental expense from the 51 properties we acquired between January 1, 2018, and June 30, 2019, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses increased by $6 thousand, or 13.0%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Interest Expense
Our Total Portfolio interest expense increased by $0.4 million, or 3.4%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a $2.4 million increase in interest related to the $150.0 million term loan facility borrowing we made in May 2018, partially offset by a $1.1 million decrease in interest related to lower average outstanding borrowings on our unsecured revolving credit facility and a $0.7 million increase in capitalized interest related to our repositioning and development properties.
Gains on Sale of Real Estate
During the six months ended June 30, 2019, we recognized gains on sale of real estate of $4.8 million from the disposition of one property that was sold for a gross sales price of $11.6 million. During the six months ended June 30, 2018, we recognized gains on sale of real estate of $11.6 million from the disposition of five properties that were sold for an aggregate gross sales price of $37.6 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,954	$7,819	$26,671	$22,903
Add:
Depreciation and amortization	24,522	19,775	46,518	39,227
Deduct:
Gains on sale of real estate	4,810	1,608	4,810	11,591
Funds From Operations (FFO)	$35,666	$25,986	$68,379	$50,539
Less: preferred stock dividends	(2,424)	(2,424)	(4,847)	(4,847)
Less: FFO attributable to noncontrolling interest(1)	(1,021)	(562)	(1,754)	(1,119)
Less: FFO attributable to participating securities(2)	(182)	(153)	(358)	(311)
FFO attributable to common stockholders	$32,039	$22,847	$61,420	$44,262

(1)
Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income	63,613	51,616	123,217	100,049
Property expenses	15,139	12,775	28,951	24,735
Net Operating Income	$48,474	$38,841	$94,266	$75,314
Amortization of (below) above market lease intangibles, net	(1,900)	(1,616)	(3,651)	(2,732)
Straight line rental revenue adjustment	(1,241)	(1,673)	(3,308)	(3,642)
Cash Net Operating Income	$45,333	$35,552	$87,307	$68,940

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,954	$7,819	$26,671	$22,903
Add:
General and administrative	7,301	6,506	14,645	12,668
Depreciation and amortization	24,522	19,775	46,518	39,227
Acquisition expenses	29	37	52	46
Interest expense	6,255	6,452	12,726	12,304
Deduct:
Management, leasing and development services	109	140	211	243
Interest income	668	—	1,325	—
Gains on sale of real estate	4,810	1,608	4,810	11,591
Net Operating Income	$48,474	$38,841	$94,266	$75,314
Amortization of (below) above market lease intangibles, net	(1,900)	(1,616)	(3,651)	(2,732)
Straight line rental revenue adjustment	(1,241)	(1,673)	(3,308)	(3,642)
Cash Net Operating Income	$45,333	$35,552	$87,307	$68,940

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,954	$7,819	$26,671	$22,903
Interest expense	6,255	6,452	12,726	12,304
Depreciation and amortization	24,522	19,775	46,518	39,227
Gains on sale of real estate	(4,810)	(1,608)	(4,810)	(11,591)
EBITDAre	$41,921	$32,438	$81,105	$62,843

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
As of June 30, 2019, our cash and cash equivalents were $172.2 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $350.0 million available for future borrowings.

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

ATM Program
On June 13, 2019, we established a new at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents. The $550 Million ATM Program replaces our previous $450.0 million at-the-market equity offering program which was established on February 19, 2019 (the “Prior ATM Program”). Substantially all $450.0 million of shares of our common stock available under the Prior ATM Program were sold prior to establishing the $550 Million ATM Program.
During the six months ended June 30, 2019, we sold a total of 12,809,666 shares of our common stock under the $550 Million ATM Program and the Prior ATM Program at a weighted average price of $36.27 per share, for gross proceeds of $464.7 million, and net proceeds of $457.7 million, after deducting the sales agents’ fee. As of June 30, 2019, we had the capacity to issue up to an additional $535.3 million of common stock under the $550 Million ATM Program.
Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $550 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
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
During the six months ended June 30, 2019, we completed the sale of one of our properties for a gross sales price of $11.6 million and net cash proceeds of $11.1 million. We intend to recycle the net cash proceeds from this disposition to fund a future acquisition through a 1031 Exchange transaction.
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
Note Purchase and Guarantee Agreement
On July 16, 2019, we entered into a Note Purchase and Guarantee Agreement (the “NPGA”) which provides for the private placement of $100.0 million of guaranteed senior notes, of which (i) $25.0 million are designated as 3.88% Series 2019A Guaranteed Senior Notes due July 16, 2029 (the "Series 2019A Notes") and (ii) $75.0 million are designated as 4.03% Series 2019B Guaranteed Senior Notes due July 16, 2034 (the "Series 2019 B Notes" and, together with the Series 2019A Notes, the "Series 2019A and 2019B Notes"). Interest on the Series 2019A and 2019B Notes will be payable semiannually on the sixteenth day of January and July in each year, beginning on January 16, 2020, until maturity. On July 16, 2019, we completed the issuance of the Series 2019A and 2019B Notes. The proceeds will be used to fund the acquisition of industrial properties and for general corporate purposes.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired 22 properties with a combined 2.6 million rentable square feet for a total gross purchase price of $497.2 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $316.1 million of acquisitions under contract or letter of intent. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Development of Properties, as of June 30, 2019, 14 of our properties were in various stages of repositioning, development or lease-up.  We currently estimate that approximately $88.9 million of capital will be required through the end of 2020, to bring these projects to completion. This estimate, however, is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $550 Million ATM Program and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2019
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$14,451	14,620,626	$0.99
Recurring Capital Expenditures(5)	3,574	22,628,123	$0.16
Total Capital Expenditures	$18,025

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

The following table sets forth our principal obligations and commitments as of June 30, 2019, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office and ground lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments and debt maturities	$761,038	$80	$166	$566	$100,967	$282,518	$376,741
Interest payments - fixed-rate debt(1)	69,259	4,665	9,325	9,316	9,307	9,298	27,348
Interest payments - variable-rate debt(2)	78,278	8,911	17,548	17,781	17,216	8,172	8,650
Ground and office lease payments	10,792	511	949	1,032	923	951	6,426
Contractual obligations(3)	9,616	9,616	—	—	—	—	—
Total	$928,983	$23,783	$27,988	$28,695	$128,413	$300,939	$419,165

(1)
Reflects scheduled interest payments on our fixed rate debt, including the $100 million unsecured guaranteed senior notes, the $125 million unsecured guaranteed senior notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of June 30, 2019, and the one-month LIBOR rate of 2.398%, as of June 30, 2019. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
Includes total commitments for tenant improvements related to obligations under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors.  We anticipate these obligations to be paid as incurred through the remainder of 2019 and 2020, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2019”.

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
On July 29, 2019, our board of directors declared a quarterly cash dividend of $0.185 per share of common stock and a quarterly cash distribution of $0.185 per OP Unit, to be paid on October 15, 2019, to holders of record as of September 30, 2019. Also, on July 29, 2019, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, a quarterly cash dividend of $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock and a quarterly cash distribution of $0.505085 per Series 1 CPOP Unit to be paid on September 30, 2019, to holders of record as of September 13, 2019.

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated debt outstanding as of June 30, 2019:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2023(3)	LIBOR+1.70%	4.098%		$58,499
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,539
Unsecured Debt:
Revolver(4)	2/12/2021(5)	LIBOR +1.10%(6)	3.498%		—
$100M Term Loan Facility	2/14/2022	LIBOR +1.20%(6)	2.964%	(7)	100,000	8/14/2021
$225M Term Loan Facility	1/14/2023	LIBOR +1.20%(6)	2.574%	(8)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025	LIBOR +1.50%(6)	3.898%		150,000
$100M Senior Notes	8/6/2025	4.290%	4.290%		100,000
$125M Senior Notes	7/13/2027	3.930%	3.930%		125,000
Total Consolidated Debt			3.460%		$761,038

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2019.  Assumes a 1-month LIBOR rate of 2.398% as of June 30, 2019, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.

(2)	Excludes unamortized debt issuance costs and discounts totaling $3.4 million as of June 30, 2019.

(3)	One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

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

(7)
As of June 30, 2019, the $100 Million Term Loan Facility has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.

(8)
As of June 30, 2019, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2019:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	4.9	3.27%	3.27%	$552,539	73%
Variable	5.4	LIBOR + 1.56%	3.95%	$208,499	27%
Secured vs. Unsecured:
Secured	4.4		4.14%	$61,038	8%
Unsecured	5.1		3.40%	$700,000	92%

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2019.  Excludes the effect of amortization of debt issuance costs, discounts/premiums and the facility fee on the Revolver.  Assumes a 1-month LIBOR rate of 2.398% as of June 30, 2019, as applicable.

(2)	Excludes unamortized debt issuance costs and discounts totaling $3.4 million as of June 30, 2019.

At June 30, 2019, we had total consolidated indebtedness of $761.0 million, excluding unamortized debt issuance costs and discounts, with a weighted average interest rate of 3.46% and an average term-to-maturity of 5.0 years.  As of June 30, 2019, $552.5 million, or 73% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($227.5 million) or an interest rate swap ($325.0 million).
At June 30, 2019, we had consolidated indebtedness of $761.0 million, reflecting a net debt to total combined market capitalization of approximately 11.1%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
The Credit Facility, the $225 Million Term Loan Facility, the $150 Million Term Loan Facility, the $100 Million Notes, the $125 Million Notes and the Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Credit Facility, the $225 Million Term Loan Facility and the $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes, the $125 Million Notes and the Series 2019A and 2019B Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Credit Facility, the $225 Million Term Loan Facility, the $150 Million Term Loan Facility, the $100 Million Notes, the $125 Million Notes and the Series 2019A and 2019B Notes also contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Additionally, subject to the terms of the $100 Million Notes, the $125 Million Notes and the Series 2019A and 2019B Notes (together the “Senior Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. As noted above, most recently in October 2018, Fitch upgraded the investment grade rating of the $100 Million Notes and the $125 Million Notes to BBB from BBB- with a stable outlook.
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
We were in compliance with all of our quarterly debt covenants as of June 30, 2019.

Off Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Cash provided by operating activities	$61,548	$45,124	$16,424
Cash used in investing activities	$(474,382)	$(320,182)	$(154,200)
Cash provided by financing activities	$415,497	$430,892	$(15,395)
Net cash provided by operating activities. Net cash provided by operating activities increased by $16.4 million to $61.5 million for the six months ended June 30, 2019, compared to $45.1 million for the six months ended June 30, 2018.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2018, and the increase in Cash NOI from our Same Properties Portfolio, partially offset by changes in working capital and higher cash paid interest.
Net cash used in investing activities. Net cash used in investing activities increased by $154.2 million to $474.4 million for the six months ended June 30, 2019, compared to $320.2 million for the six months ended June 30, 2018. The increase was primarily attributable to a $134.3 million increase in cash paid for property acquisitions and acquisition related deposits and a $24.1 million decrease in net cash proceeds received from the sale of properties, partially offset by a $4.2 million decrease in cash paid for construction and repositioning projects for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities decreased by $15.4 million to $415.5 million for the six months ended June 30, 2019, compared to $430.9 million for the six months ended June 30, 2018. The decrease was primarily attributable to the following: (i) a decrease of $216.0 million in draws on the Revolver, (ii) a decrease of $150.0 million in borrowings on the $150 Million Term Loan Facility and (iii) an increase of $10.6 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend. These decreases in cash flows were partially offset by the following: (i) a decrease of $276.0 million in paydowns on the Revolver, (ii) an increase of $83.1 million in net cash proceeds from the sale of shares of our common stock and (iii) a decrease of $1.7 million in deferred loan costs.

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
As of June 30, 2019, the $100 Million Term Loan Facility has been effectively fixed through the use of one interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Credit Facility.
As of June 30, 2019, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
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
At June 30, 2019, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts, of $761.0 million. Of this total amount, $552.5 million, or 73%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $208.5 million, or 27%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of June 30, 2019, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $1.0 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $1.0 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors as set forth in this document.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	681	$36.22	N/A	N/A
May 1 , 2019 to May 31, 2019	—	$—	N/A	N/A
June 1, 2019 to June 30, 2019	—	$—	N/A	N/A
	681	$36.22	N/A	N/A

(1)	In April 2019, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the registrant on June 13, 2019)

10.2
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BB&T Capital Markets, a division of BB&T Securities, LLC. (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on June 13, 2019)

10.3
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on June 13, 2019)

10.4
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc. (incorporated by reference to Exhibit 1.4 of Form 8-K, filed by the registrant on June 13, 2019)

10.5
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.5 of Form 8-K, filed by the registrant on June 13, 2019)

10.6
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC. (incorporated by reference to Exhibit 1.6 of Form 8-K, filed by the registrant on June 13, 2019)

10.7
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC. (incorporated by reference to Exhibit 1.7 of Form 8-K, filed by the registrant on June 13, 2019)

10.8
Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated. (incorporated by reference to Exhibit 1.8 of Form 8-K, filed by the registrant on June 13, 2019)

10.9
Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on July 19, 2019)

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

101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
 *    Filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

August 2, 2019	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

August 2, 2019	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

August 2, 2019	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)