Form 10-K
period 2019-12-31
Rexford Industrial Realty, Inc.
filed 2020-02-19
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-36008
________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 28, 2019, as reported on the New York Stock Exchange (“NYSE”) was approximately $4,416 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 356,712 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 13, 2020 was 113,939,438.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business
Company Overview
References to “we,” “our,” “us,” “our company,” or “the Company” refer to Rexford Industrial Realty, Inc., a Maryland corporation, together with our consolidated subsidiaries (unless the context requires otherwise), including Rexford Industrial Realty, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a self-administered and self-managed full-service REIT focused on owning, operating and acquiring industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2019, our consolidated portfolio consisted of 213 properties with approximately 26.6 million rentable square feet.  In addition, we currently manage an additional 19 properties with approximately 1.0 million rentable square feet.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2013. We are generally not subject to federal taxes on our income to the extent we distribute our REIT taxable income to our shareholders and maintain our qualification as a REIT.
Business Objectives and Growth Strategies
Our primary business objective is to generate attractive risk-adjusted returns for our stockholders through dividends and capital appreciation. We believe that pursuing the following strategies will enable us to achieve this objective:
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning industrial property by renovating, modernizing or increasing functionality to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading access and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and to diversify our sources of cash flow.  Additionally, our proactive approach to leasing and asset management is driven by our in-house leasing department and team of portfolio and property managers who maintain direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of interests in 213 properties totaling approximately 26.6 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2019, we had 1,394 leases, with no single tenant accounting for more than 2.9% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (53%); San Bernardino (14%); Orange County (13%); San Diego (11%); and Ventura (9%).
Superior Access to Deal Flow: We believe that we enjoy superior access to value-add, off-market, lightly marketed and marketed acquisition opportunities, many of which are difficult for competing investors to access. Off-market and lightly marketed transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition, making such transactions difficult to close on for less-focused investors. As we are principally focused on the Southern California market, our executive management and acquisition teams have developed and maintain a deep, broad network of relationships among key market participants, including property brokers, lenders, owners and tenants. We employ an extensive broker marketing, incentives and loyalty program. We also utilize data-driven and event-driven analytics and primary research to identify and pursue events and circumstances, including below-market leased properties, properties with curable functional obsolescence, generational ownership changes, and financial stress related to properties, owners, lenders, and tenants, that tend to generate early access to emerging investment opportunities.
Vertically Integrated Platform: We are a full-service real estate operating company, with substantial in-house capabilities in all aspects of our business. Our platform includes experienced in-house teams focused on acquisitions, analytics and underwriting, asset management, repositioning and development, property management, sales and leasing, design, construction management, as well as finance, accounting, legal and human relations departments.
Value-Add Repositioning and Redevelopment Expertise: Our in-house redevelopment and construction management team employs an entrepreneurial approach to redevelopment and repositioning activities that are designed to increase the functionality, cash flow and value of our properties. These activities include converting large underutilized spaces into a series of smaller and more functional spaces, creating generic industrial space that appeals to a wide range of tenants, adding additional square footage and modernizing properties by, among other things, upgrading fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making other accretive modernization improvements.
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three public offerings of our common stock, three public offerings of preferred stock and through sales of common stock under our at-the-market equity offering programs. We currently have an at-the-market equity offering program pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents. As of the filing date of this Annual Report on Form 10-K, we have sold $205.9 million of our common stock under this at-the-market equity offering program, leaving us with the capacity to issue up to $344.1 million of additional shares. On February 13, 2020, we amended our $450 million credit facility by entering into a Third Amended and Restated Credit Agreement, which provides for a $600 million unsecured credit facility, comprised of a $500 million unsecured revolving credit facility and a $100 million unsecured term loan facility. As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the unsecured revolving credit facility, leaving $500 million available. The amended credit agreement has an accordion feature that permits us to request additional lender commitments up to an additional $900 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2019, our ratio of net debt to total market capitalization was 12.3%.

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
Insurance
We carry commercial property, liability, environmental, earthquake and terrorism coverage on all the properties in our portfolio under blanket insurance policies. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plain), riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes, and while we maintain earthquake insurance coverage, the events are subject to material deductibles and exclusions. Additionally, seismic risks are evaluated for properties during acquisition by a qualified structural engineer and to the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level.
Employees
As of December 31, 2019, we employed 123 full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union.
Principal Executive Offices
Our principal executive offices are located at 11620 Wilshire Boulevard, Suite 1000, Los Angeles, California 90025 (telephone 310-966-1680). We believe that our current facilities are adequate for our present and future operations.
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
Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.
Regulation
General
Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we have the necessary permits and approvals to operate each of our properties.
Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”) to the extent that such properties are “public accommodations” as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance, and therefore we may own properties that are not in compliance with current ADA standards.
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
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. To mitigate some of the environmental risk, our properties are covered by a blanket environmental insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities. These policies, however, are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. We require Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes, but is not limited to, inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant typically recommends further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead-based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. We generally expect to continue to obtain a Phase I or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a materially adverse effect on our business, assets and results of operations or liquidity, and may not identify all potential environmental liabilities, and our portfolio environmental and any site-specific insurance policies may be insufficient to cover any such environmental costs and liabilities.
We can make no assurances that (1) future laws, ordinances or regulations will not impose material environmental liabilities on us, or (2) the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Item 1A. Risk Factors
Set forth below are some (but not all) of the factors that could adversely affect our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we predict the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we carry insurance for losses resulting from earthquakes, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2019, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (22.9%); Warehousing (17.0%); Manufacturing (16.8%); Retail Trade (9.3%); and Transportation Services (7.1%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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
Our business strategy involves the acquisition of industrial properties meeting certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all, which could slow our growth.
If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected.
Our acquisition activities may pose risks that could harm our business.
As a result of our acquisitions, we may be required to incur debt and expenditures and issue additional common stock or common units to pay for the acquired properties. These acquisitions may dilute our stockholders’ ownership interest, delay or prevent our profitability and may also expose us to risks such as overpayment, reduction in value of acquired properties, and the possibility of pre-existing undisclosed liabilities, including environmental or asbestos liability, for which our insurance may be insufficient or for which we may be unable to secure insurance coverage.
We cannot provide assurance that the price for any future acquisitions will be similar to prior acquisitions. If our revenue does not keep pace with these potential acquisition and expansion costs, we may incur net losses. There is no assurance that we will successfully overcome these risks or other problems encountered with acquisitions.
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
As of December 31, 2019, approximately 71% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.

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
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs (including real estate taxes, which could increase over time), the need to periodically repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors and/or factors cause a reduction in property income, our results of operations may be adversely affected.
High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance the properties when the loans become due, we will have fewer debt guarantee opportunities available to offer under our Tax Matters Agreements, previously filed with the SEC.
Mortgage and other secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders, and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2019, we have four interest rate swaps in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
 Our future hedging transactions may include entering into additional interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court or regulatory agency could find that such an agreement is not legally enforceable or fails to satisfy other legal requirements. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”), Topic 815, Derivatives and Hedging. Further, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the legislation, which may increase our transaction costs or make it more difficult for us to enter into additional hedging transactions on favorable terms. Our inability to enter into future hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to interest rate risks.
Our unsecured credit facility, unsecured notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, including business activity restrictions, and the failure to comply with those covenants could materially adversely affect us.
Our unsecured credit facility, unsecured notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, certain covenants, which, among other things, restrict our activities, including, as applicable, our ability to sell the underlying property without the consent of the holder of such indebtedness, to repay or defease such indebtedness, to incur additional indebtedness, to make certain investments or capital expenditures or to engage in mergers or consolidations that result in a change in control of our company. We are also subject to financial and operating covenants including, as applicable, requirements to maintain certain financial coverage ratios and restrictions on our ability to make distributions to stockholders. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor.
The business activity limitations contained in the various covenants will restrict our ability to engage in some business activities that may otherwise be in our best interests.  In addition, our unsecured credit facility, unsecured notes and secured term loan contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.
Adverse changes in our credit rating could impair our ability to obtain future debt and equity financing on favorable terms, if at all.
Our credit rating is based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit rating. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments.  At December 31, 2019, the credit rating for our unsecured debt was BBB (investment grade) from Fitch, with a stable outlook, and the credit rating for our preferred stock was BB+ from Fitch, with a stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

We may be subject to litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may be subject to litigation or threatened litigation. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights, access, legal compliance or uses of our properties, stockholder claims or claims by limited partners in our Operating Partnership, vendor contractual claims and asset purchase and sale related claims. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on us and our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract directors, officers and other key employees. Certain litigation or threatened litigation may also adversely affect the alienability, marketability and sale of our properties.
The potential impacts of future climate change and governmental initiatives remain uncertain at this time but could result in increased operating costs.
Our assets and tenants may be exposed to potential risks from possible future climate change that could result in physical and regulatory impacts and catastrophic weather events and fires, increasing our operating costs and impairing our tenants’ ability to lease property and pay rent. Laws and regulations targeting climate change could result in stricter energy efficiency standards and increased operating costs that we may not be able to effectively pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
Adverse U.S. and global market, economic and political conditions, global health issues and other events or circumstances beyond our control could have a material adverse effect on us.
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
Additionally, political uncertainty may contribute to potential risks beyond our control, such as:

•	changes in governmental policy on a variety of matters such as trade and manufacturing policies;

•	trade disputes and tariffs on goods from China and other countries;

•	possible restructuring of trade agreements;

•	geopolitical matters such as the exit of the United Kingdom from the European Union;

•	shutdowns of the U.S. federal government; and

•	uncertainties associated with political gridlock and the results of investigations and efforts to impeach the president.
Major health issues and pandemics, such as the coronavirus that has impacted China’s population, commerce and travel and has spread to other countries, may adversely affect trade and global and local economies. Should major public health issues, including pandemics, arise, the Company could be adversely affected by actions limiting trade and population movement, the movement of goods through the supply chain, and other impacts to business and consumer demand that may diminish the demand and rents for our properties.
It is not possible to predict whether these economic, political and global occurrences might negatively impact the economies around the world, including the U.S. and Southern California or impact financing opportunities and increase borrowing costs, all of which may exert downward pressure on the market price of our common stock.

Global market, political and economic challenges, including dislocations and volatility in the credit markets and general global economic uncertainty, may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock as a result of the following potential consequences, among others:

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
An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards, requirements and valuations may have a significant effect on our financial results and on the results of our client tenants, which would have a secondary impact on us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.
We may be adversely affected by new or amended laws or regulations, including legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform Act”) and other changes in federal, state, or foreign tax laws and regulations, and by changes in the interpretation or enforcement of existing laws and regulations.  It is possible that the long term effects of the

2017 Tax Reform Act’s reduced federal deductions for state and local taxes and mortgage interest for individual taxpayers, which may result in higher taxes for the principals and employees of our California-based tenants, will impact our tenants in a manner that limits their ability to pay rent or higher rent, retain employees or maintain operations in California. Any economic slowdowns may prompt a variety of legislative, regulatory, and accounting profession responses.
Regulation of the banking and investment banking industries, has and may continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.
We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared, and we may not be able to accurately report our financial results.
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
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concession, inducements and/or capital expenditures.
As of December 31, 2019, 2.6% of the rentable square footage of our portfolio was available for lease and leases representing 0.5% of the rentable square footage of our portfolio expired on December 31, 2019. In addition, leases representing 14.7% and 19.8% of the rentable square footage of the properties in our portfolio will expire in 2020 and 2021. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.
We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial tenant concessions or tenant rights (including rent abatements, tenant improvements, early termination rights or below-market renewal options) in order to retain tenants when our tenants’ leases expire or to attract new tenants. Furthermore, as a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Southern California real estate market, a general economic downturn and a decline in the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the budgeted rents for properties in our portfolio. If we are unable to obtain rental rates comparable to our asking rents for properties in our portfolio, our ability to generate cash flow growth will be negatively impacted. Significant rent reductions could result in a write-down of one or more of our consolidated properties and/or adversely affect the market price of our common stock, our financial condition and our results of operations, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.
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
We may continue to acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we are able to deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
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
We may engage in development, redevelopment or repositioning activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development, redevelopment and repositioning activities:

•
construction, redevelopment or repositioning may be unsuccessful and/or costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•
time required to complete the construction, redevelopment or repositioning of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions, which may cause delays or increase costs;

•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

•	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

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
In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental, insurance and legal restrictions could also restrict the rebuilding of our properties.
Existing conditions at some of our properties may expose us to liability related to environmental matters.
Phase I or similar environmental site assessments, which are limited in scope, conducted by independent environmental consultants on most of our properties at the time of their acquisition or in connection with subsequent financings may not include or identify all potential environmental liabilities or risks associated with the relevant properties and are not updated in the ordinary course of business absent a specific need. This may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase Is or similar environmental site assessments, and this failure may expose us to liability in the future. While we maintain portfolio environmental and some site-specific insurance policies, they may be insufficient to cover any such environmental costs and liabilities.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
We have co-invested in the past, and may co-invest again in the future, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, involving risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, disputes and litigation. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.
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
In prior years, the capital markets have been subject to periodic disruptions.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business, implement our growth plan and fund other cash requirements.  If we cannot obtain capital from third-party sources on favorable terms or at all when desired, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including the engagement of independent third party consultants to analyze any vulnerabilities, implementation of software and systems intended to reduce the risk of IT security breaches, and ongoing cyber security education and training for employees throughout the year, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could:

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

•	Require significant management attention and resources to remedy any damages that result;

•	Subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements;

•	Damage our reputation among our tenants, prospective sellers, brokers and investors generally; and

•	Subject us to legal liability, including liability under the California Consumer Privacy Protection Act of 2018.

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
Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply in connection with increased vacancies or reduction in demand for industrial space;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

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

Illiquidity of real estate investments could significantly impede our ability to sell a property if and when we decide to do so or to respond to adverse changes in the performance of our properties and harm our financial condition.
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
Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our Tax Matters Agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
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
Any decision to retain or invest the proceeds of any sales, rather than distribute such proceeds to our stockholders, may reduce the amount of cash distributions to equity holders.
If any of our insurance carriers becomes insolvent, we could be adversely affected.
We carry several different lines of insurance, placed with several large insurance carriers that we believe have good ratings at the time our policies are put into effect. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at significant risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency would likely adversely affect us.
Our property taxes could increase due to property tax rate changes or reassessment, which could adversely impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property, commonly referred to as Proposition 13 Protections. A measure proposing to remove certain Proposition 13 Protections for commercial real estate owners qualified as a November 2020 California ballot measure. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past, some of which we may be unable to pass through to our tenants. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.
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
In addition, the properties in our portfolio also are subject to various federal, state and local environmental, health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental, health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us. Further, these environmental, health and safety laws could become more stringent in the future, and this could subject us or our tenants to new or greater liability.
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
The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations to any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief.
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
Tax Matters Agreements limit our ability to sell or otherwise dispose of certain properties, even though a sale or disposition may otherwise be in our stockholders’ best interest.
In connection with certain tax-deferred property contribution transactions in exchange for partnership interests in our Operating Partnership and also in connection with our formation transactions, we entered into Tax Matters Agreements with certain limited partners of our Operating Partnership, including Messrs. Ziman, Schwimmer and Frankel in connection with the IPO, that provide that if we dispose of any interest with respect to certain properties in our portfolio in a taxable transaction during a certain period after the applicable transaction (in the case of the IPO, the period from the completion of the IPO (July 24, 2013) through the seventh anniversary of such completion (July 24, 2020)), our Operating Partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that exists with respect to such property interest as of the time of the applicable transaction and tax liabilities incurred as a result of the indemnification payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units or other applicable units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under any such agreement, our Operating Partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
Tax Matters Agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Certain Tax Matters Agreements provides that, during a certain period after the applicable transaction (in the case of the IPO, the period beginning from the date of the completion of our IPO (July 24, 2013) through the period ending on the twelfth anniversary of our IPO (July 24, 2025)), our Operating Partnership will offer certain limited partners the opportunity to guarantee its debt, and following such period, our Operating Partnership will use commercially reasonable efforts to provide such limited partners who continue to own at least 50% of the common units or other applicable units they originally received in the applicable transactions with debt guarantee opportunities. Our Operating Partnership will be required to indemnify such limited partners for their tax liabilities resulting from our failure to make such opportunities available to them (plus an additional amount equal to the taxes incurred as a result of such indemnity payment). Among other things, this opportunity to guarantee debt is intended to allow the participating limited partners to defer the recognition of gain in connection with the applicable transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
As of December 31, 2019, we own 97.7% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. In addition, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
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
We have elected to be taxed as a REIT for federal income tax purposes commencing with our initial taxable year ended December 31, 2013. We intend to continue to meet the requirements for taxation as a REIT.  We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT, or that we will remain qualified as such in the future. If we were to fail to qualify as a REIT in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular federal corporate income tax;

•	we also could be subject to the federal alternative minimum tax for tax years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and requirements regarding the sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
The legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the 2017 Tax Reform Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the 2017 Tax Reform Act as a whole will have on the Company.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, our consolidated portfolio consists of 213 wholly-owned properties located in Southern California infill markets totaling approximately 26.6 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2019.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles - Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$458,737	0.2%	$14.78
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.5%	1	100.0%	$1,306,174	0.5%	$9.99
901 W. Alameda Ave.	Burbank	1	Creative Office	1969 / 2009	44,924	0.2%	3	100.0%	$1,583,978	0.7%	$35.26
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	1.2%	1	100.0%	$2,004,695	0.8%	$6.28
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.6%	9	89.7%	$1,537,940	0.6%	$11.19
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.2%	1	100.0%	$472,714	0.2%	$7.21
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.3%	1	100.0%	$530,706	0.2%	$6.60
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.2%	1	100.0%	$259,200	0.1%	$4.80
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.2%	1	100.0%	$410,600	0.2%	$7.29

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,431	1.8%	28	100.0%	$5,706,228	2.3%	$12.03
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.4%	1	100.0%	$1,023,556	0.4%	$10.18
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.8%	2	100.0%	$1,905,288	0.8%	$9.39
3340 San Fernando Road	Los Angeles	0	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
12154 Montague Street	Pacoima	1	Warehouse / Distribution	1974	122,868	0.5%	1	100.0%	$1,032,091	0.4%	$8.40
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.2%	1	100.0%	$627,018	0.3%	$12.96
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.1%	3	82.8%	$599,473	0.2%	$22.90
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.3%	1	100.0%	$646,136	0.3%	$8.39
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015	55,715	0.2%	1	100.0%	$496,791	0.2%	$8.92
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.2%	2	100.0%	$561,097	0.2%	$8.85
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.6%	3	100.0%	$1,307,722	0.5%	$8.89
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.5%	1	100.0%	$1,263,884	0.5%	$8.60
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	92,455	0.3%	1	100.0%	$854,284	0.4%	$9.24
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.5%	1	100.0%	$1,054,107	0.4%	$7.93
635 8th Street(6)	San Fernando	1	Warehouse / Distribution	1989	72,250	0.3%	1	34.9%	$299,400	0.1%	$11.88
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.5%	2	100.0%	$1,097,537	0.5%	$7.90
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,075	0.2%	2	100.0%	$429,199	0.2%	$8.93
9750-9770 San Fernando Road	Sun Valley	1	Warehouse / Excess Land	1952	35,624	0.1%	1	100.0%	$520,261	0.2%	$14.60
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.5%	9	100.0%	$1,271,985	0.5%	$9.49
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,689	0.3%	19	94.5%	$1,139,900	0.5%	$15.93
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006	90,722	0.3%	2	100.0%	$726,505	0.3%	$8.01
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,247	0.3%	10	85.3%	$1,260,229	0.5%	$18.64
28901-28903 Avenue Paine(6)	Valencia	1	Warehouse / Distribution	1999 / 2018	111,935	0.4%	1	100.0%	$967,118	0.4%	$8.64
29003 Avenue Sherman(6)	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.3%	—	—%	$—	—%	$—
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.5%	1	100.0%	$1,053,525	0.4%	$7.85
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.2%	1	100.0%	$421,002	0.2%	$9.00
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.3%	1	100.0%	$555,450	0.2%	$6.83

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	77,790	0.3%	61	95.9%	$1,341,541	0.6%	$17.99
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.2%	23	96.6%	$753,907	0.3%	$16.12
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.1%	2	100.0%	$335,289	0.1%	$11.35
15385 Oxnard Street	Van Nuys	1	Warehouse / Distribution	1988	71,467	0.3%	3	100.0%	$899,526	0.4%	$12.59
Los Angeles - Greater San Fernando Valley Total		66			3,976,049	15.0%	207	96.1%	$38,714,793	15.8%	$10.14

Los Angeles - San Gabriel Valley
415-435 Motor Avenue(6)	Azusa	1	Warehouse / Distribution	1956	63,900	0.2%	—	—%	$—	—%	$—
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.2%	1	100.0%	$436,968	0.2%	$8.43
14955-14971 E. Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979	126,036	0.5%	5	100.0%	$1,147,847	0.5%	$9.11
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.9%	14	95.1%	$2,769,871	1.1%	$12.07
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.6%	1	100.0%	$1,013,812	0.4%	$6.82
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	1.2%	2	100.0%	$1,738,270	0.7%	$5.34
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.8%	13	95.2%	$2,730,007	1.1%	$14.20
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	1.0%	1	100.0%	$1,557,372	0.6%	$6.06
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	190,900	0.7%	1	100.0%	$1,145,400	0.5%	$6.00
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.3%	13	86.2%	$753,561	0.3%	$11.06
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.3%	1	100.0%	$1,111,078	0.5%	$14.62
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.3%	39	100.0%	$896,726	0.4%	$12.89
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.2%	1	100.0%	$640,740	0.3%	$9.97
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.3%	2	100.0%	$739,980	0.3%	$8.46
4416 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	1956	70,510	0.3%	1	100.0%	$600,876	0.2%	$8.52
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.4%	25	97.4%	$1,137,452	0.5%	$11.64
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.3%	1	100.0%	$1,022,793	0.4%	$15.08
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.4%	1	100.0%	$844,705	0.3%	$7.05
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.9%	1	100.0%	$1,565,640	0.6%	$6.37
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.4%	1	100.0%	$967,350	0.4%	$8.91
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	2.8%	2	100.0%	$3,605,864	1.5%	$4.80
Los Angeles - San Gabriel Valley Total		38			3,448,420	13.0%	126	97.1%	$26,426,312	10.8%	$7.89

Los Angeles - Central

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
6020 Sheila Street	Commerce	1	Cold Storage / Distribution	2000	70,877	0.3%	1	100.0%	$1,100,863	0.4%	$15.53
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	2.6%	1	100.0%	$5,304,635	2.2%	$7.63
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	74,527	0.3%	6	100.0%	$1,216,108	0.5%	$16.32
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	336,085	1.2%	14	97.6%	$2,340,796	0.9%	$7.13
6700 S Alameda Street	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.3%	1	100.0%	$1,215,847	0.5%	$15.53
679-691 S Anderson Street	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.2%	3	100.0%	$654,033	0.3%	$13.77
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$222,916	0.1%	$8.90
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.9%	1	100.0%	$2,400,000	1.0%	$9.73
8542 Slauson Avenue	Pico Rivera	1	Warehouse / Excess Land	1964	24,679	0.1%	—	—%	$—	—%	$—
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.4%	1	100.0%	$771,623	0.3%	$7.66
1938-1946 E. 46th Street	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.7%	3	100.0%	$1,653,872	0.7%	$8.67
Los Angeles - Central Total		16			1,890,041	7.1%	32	98.3%	$16,880,693	6.9%	$9.09

Los Angeles - Mid-Counties
16221 Arthur Street	Cerritos	1	Warehouse / Distribution	1979	61,372	0.2%	1	100.0%	$385,689	0.2%	$6.28
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.4%	1	100.0%	$836,897	0.3%	$7.24
16121 Carmenita Road(6)	Cerritos	1	Warehouse / Distribution	1969/1983	109,780	0.4%	1	47.3%	$479,788	0.2%	$9.24
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.7%	38	100.0%	$1,831,131	0.8%	$10.38
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.2%	1	100.0%	$93,200	—%	$1.72
9607-9623 Imperial Highway	Downey	1	Warehouse / Excess Land	1974	7,466	—%	1	100.0%	$600,000	0.2%	$80.36
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,062	0.8%	4	100.0%	$1,845,684	0.8%	$9.32
9615 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	1975	38,362	0.2%	1	68.7%	$1,124,526	0.5%	$42.66
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	106,995	0.4%	3	79.7%	$840,189	0.3%	$9.85
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.2%	5	100.0%	$609,605	0.3%	$10.50
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	0.1%	1	100.0%	$344,406	0.1%	$18.13
12247 Lakeland Road	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$349,012	0.1%	$14.03
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.4%	1	100.0%	$958,238	0.4%	$9.48
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.3%	22	94.9%	$813,010	0.3%	$9.97
10747 Norwalk Blvd.	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.2%	3	100.0%	$502,276	0.2%	$9.53
Los Angeles - Mid-Counties Total		24			1,209,850	4.6%	84	92.1%	$11,613,651	4.7%	$10.43

Los Angeles - South Bay

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.7%	2	100.0%	$2,132,807	0.9%	$12.37
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.3%	5	100.0%	$796,344	0.3%	$10.19
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.4%	2	100.0%	$953,994	0.4%	$9.53
263-321 Gardena Blvd	Carson	2	Warehouse / Excess Land	1977 - 1982	55,238	0.2%	2	100.0%	$871,627	0.4%	$15.78
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.2%	1	100.0%	$299,119	0.1%	$7.08
1420 McKinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.5%	1	100.0%	$1,419,118	0.6%	$10.38
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.2%	1	100.0%	$575,961	0.2%	$9.60
13225 S. Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$184,375	0.1%	$8.78
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.2%	3	100.0%	$764,589	0.3%	$16.28
687 N Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.5%	1	100.0%	$2,302,469	0.9%	$16.05
4175 E Conant Street	Long Beach	1	Warehouse / Distribution	2015	142,593	0.5%	1	100.0%	$2,010,430	0.8%	$14.10
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.2%	1	100.0%	$577,988	0.2%	$13.20
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.4%	1	100.0%	$712,282	0.3%	$7.37
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.2%	14	100.0%	$1,092,894	0.4%	$17.17
15401 S. Figueroa Street	Los Angeles	1	Warehouse / Light Manufacturing	1964 / 2018	38,584	0.2%	1	100.0%	$402,817	0.2%	$10.44
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.6%	1	100.0%	$1,477,927	0.6%	$8.98
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.1%	10	100.0%	$337,781	0.1%	$11.18
7110 Rosecrans Ave.(6)	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.3%	1	50.0%	$323,619	0.1%	$8.64
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989	1,147,431	4.3%	21	100.0%	$8,744,087	3.6%	$7.62
19402 S. Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	0.1%	1	100.0%	$250,920	0.1%	$16.26
19100 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1956	52,714	0.2%	1	100.0%	$906,180	0.4%	$17.19
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.2%	1	100.0%	$424,800	0.2%	$7.41
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.4%	1	100.0%	$1,128,576	0.5%	$10.65
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.2%	27	95.6%	$693,440	0.3%	$14.65
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.2%	1	100.0%	$444,415	0.2%	$8.92
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	88,786	0.3%	10	77.7%	$738,348	0.3%	$10.71
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.3%	1	100.0%	$743,427	0.3%	$8.12

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008	267,503	1.0%	12	100.0%	$2,853,196	1.2%	$10.67
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.5%	12	100.0%	$1,604,112	0.6%	$12.00
508 East E Street	Wilmington	1	Warehouse / Excess Land	1988	57,522	0.2%	3	100.0%	$673,760	0.3%	$11.71
Los Angeles - South Bay Total		57			3,628,494	13.7%	140	98.4%	$36,441,402	14.9%	$10.21

Orange County - North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,362	0.5%	21	100.0%	$1,655,652	0.7%	$13.64
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	0.5%	3	100.0%	$1,077,645	0.4%	$9.00
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985	64,570	0.2%	1	100.0%	$466,572	0.2%	$7.23
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$289,231	0.1%	$8.38
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.5%	3	100.0%	$1,671,235	0.7%	$13.90
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	0.6%	16	100.0%	$1,815,041	0.7%	$11.25
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	1.3%	8	95.7%	$2,733,683	1.1%	$8.27
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.4%	2	100.0%	$862,692	0.4%	$7.49
1581 Main Street	Orange	1	Warehouse / Distribution	1994	39,661	0.2%	1	100.0%	$358,140	0.1%	$9.03
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.3%	3	100.0%	$929,278	0.4%	$10.03
Orange County - North Total		23			1,214,918	4.6%	59	98.8%	$11,859,169	4.8%	$9.88

Orange County - West
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.8%	1	100.0%	$1,927,724	0.8%	$9.27
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.5%	3	100.0%	$978,888	0.4%	$8.07
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971	276,585	1.0%	4	92.8%	$1,886,149	0.8%	$7.35
12821 Knott Street(6)	Garden Grove	1	Warehouse / Distribution	1971	120,800	0.5%	1	83.4%	$1,282,176	0.5%	$12.72
17311 Nichols Lane	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.4%	1	100.0%	$943,500	0.4%	$8.21
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$327,818	0.1%	$9.28
1700 Saturn Way	Seal Beach	1	Warehouse / Distribution	2006	170,865	0.6%	1	100.0%	$1,516,293	0.6%	$8.87
Orange County - West Total		8			1,047,661	3.9%	12	96.2%	$8,862,548	3.6%	$8.80

Orange County - South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.7%	2	100.0%	$1,421,387	0.6%	$7.85

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	46,178	0.1%	1	100.0%	$487,943	0.2%	$10.57
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.4%	1	100.0%	$1,247,519	0.5%	$12.19
Orange County - South Total		3			329,458	1.2%	4	100.0%	$3,156,849	1.3%	$9.58

Orange County - Airport
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.2%	1	100.0%	$738,975	0.3%	$11.76
1601 Alton Pkwy.	Irvine	1	Light Industrial / Office	1974 / 2018	124,784	0.5%	5	100.0%	$1,682,310	0.7%	$13.48
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	0.5%	1	100.0%	$928,313	0.4%	$7.61
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	0.4%	58	93.1%	$1,257,223	0.5%	$13.34
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.1%	13	100.0%	$503,727	0.2%	$13.06
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.4%	3	100.0%	$1,176,192	0.5%	$11.96
2700‐2722 South Fairview Street	Santa Ana	1	Warehouse / Light Manufacturing	1964 / 1984, 2018	116,575	0.4%	2	49.6%	$632,847	0.2%	$10.95
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$418,173	0.2%	$11.12
Orange County - Airport Total		13			702,008	2.6%	84	90.6%	$7,337,760	3.0%	$11.53

San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,208	0.4%	1	100.0%	$520,168	0.2%	$5.04
Limonite Ave. & Archibald Ave. (The Merge)(6)	Eastvale	—	Warehouse / Distribution	n/a	—	—%	—	—%	$—	—%	$—
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.4%	2	100.0%	$694,308	0.3%	$6.34
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.5%	2	100.0%	$938,082	0.4%	$7.17
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.8%	1	100.0%	$1,197,769	0.5%	$5.63
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.5%	1	100.0%	$821,807	0.3%	$5.64
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.4%	1	100.0%	$517,733	0.2%	$4.80
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.5%	25	95.6%	$1,222,605	0.5%	$9.97
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	0.4%	17	81.7%	$880,652	0.4%	$9.49
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.4%	5	100.0%	$1,091,749	0.5%	$9.76
Safari Business Park(7)	Ontario	16	Warehouse / Distribution	1988-1996	1,139,220	4.3%	80	96.2%	$10,162,971	4.2%	$9.27
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.8%	10	94.5%	$1,819,806	0.7%	$8.82
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.4%	1	100.0%	$774,400	0.3%	$7.80
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.4%	1	100.0%	$721,118	0.3%	$7.54

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.5%	10	93.6%	$1,197,084	0.5%	$9.45
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.5%	5	100.0%	$1,967,989	0.8%	$15.22
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.3%	4	100.0%	$751,594	0.3%	$9.24
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.4%	55	95.1%	$1,218,005	0.5%	$11.91
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.8%	1	100.0%	$1,085,592	0.4%	$5.40
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	1.1%	1	100.0%	$1,292,458	0.5%	$4.54
San Bernardino - Inland Empire West Total		55			3,655,423	13.8%	223	97.4%	$28,875,890	11.8%	$8.11

San Bernardino - Inland Empire East
6750 Unit C - 6780 Central Ave.	Riverside	3	Warehouse / Light Manufacturing	1978	51,867	0.2%	5	100.0%	$358,754	0.2%	$6.92

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.8%	9	100.0%	$1,942,109	0.8%	$9.03
3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018, 2019	461,717	1.7%	13	96.5%	$4,045,996	1.7%	$9.08
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.5%	14	100.0%	$1,529,897	0.6%	$12.11
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.5%	21	100.0%	$1,393,376	0.6%	$10.11
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.3%	21	95.9%	$952,699	0.4%	$11.39
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$254,616	0.1%	$7.64
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.3%	2	100.0%	$534,235	0.2%	$7.64
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Light Manufacturing	1989	49,641	0.2%	15	86.1%	$433,537	0.2%	$10.14
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.5%	26	100.0%	$1,271,201	0.5%	$9.62
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.5%	15	100.0%	$1,264,909	0.5%	$10.08
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.5%	1	100.0%	$883,333	0.4%	$6.49
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,530	0.4%	18	100.0%	$1,260,139	0.5%	$12.29
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.5%	2	100.0%	$1,046,316	0.4%	$7.54
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.2%	1	100.0%	$608,105	0.2%	$10.80
851 Lawrence Drive(6)	Thousand Oaks	1	Warehouse / Distribution	1968	49,976	0.2%	—	—%	$—	—%	$—
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.(6)	Thousand Oaks	9	Warehouse / Distribution	2018	531,378	2.0%	9	89.5%	$4,742,970	1.9%	$9.97
Ventura County Total		38			2,453,648	9.2%	168	94.6%	$22,163,438	9.0%	$9.55

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.6%	3	100.0%	$1,647,364	0.7%	$10.88
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	89,955	0.3%	10	100.0%	$1,399,904	0.6%	$15.56
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.3%	6	100.0%	$883,359	0.4%	$10.98
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.3%	4	100.0%	$835,112	0.3%	$11.66
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,572	0.4%	3	71.9%	$975,961	0.4%	$11.85
2270 Camino Vida Roble	Carlsbad	1	Light Industrial / Office	1981	106,311	0.4%	14	74.8%	$1,070,591	0.4%	$13.46
3927 Oceanic Drive	Oceanside	1	Warehouse / Distribution	2004	54,740	0.2%	—	—%	$—	—%	$—
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	73,747	0.3%	3	100.0%	$670,581	0.3%	$9.09
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	2004	143,274	0.5%	4	92.7%	$1,190,761	0.5%	$8.96
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	1.2%	1	100.0%	$4,206,783	1.7%	$13.48
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.4%	2	100.0%	$909,827	0.4%	$9.38
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.2%	1	100.0%	$493,609	0.2%	$10.10
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,330	0.4%	8	100.0%	$1,097,818	0.4%	$9.52
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.2%	7	92.8%	$686,985	0.3%	$10.74
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.2%	1	100.0%	$390,444	0.1%	$9.19
San Diego - North County Total		30			1,570,714	5.9%	67	91.8%	$16,459,099	6.7%	$11.42

San Diego - Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.4%	16	100.0%	$1,321,773	0.5%	$11.82
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,530	0.4%	34	91.9%	$1,698,712	0.7%	$16.42
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,763	0.7%	54	100.0%	$3,102,613	1.3%	$16.52
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.3%	3	100.0%	$937,304	0.4%	$10.83
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.2%	1	100.0%	$525,612	0.2%	$11.22
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	99,403	0.4%	2	100.0%	$1,103,713	0.4%	$11.10
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974	47,666	0.2%	2	100.0%	$506,217	0.2%	$10.62
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	60,819	0.3%	2	100.0%	$636,214	0.3%	$10.46
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,967	0.4%	43	97.6%	$1,565,524	0.6%	$16.37
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.2%	4	100.0%	$618,890	0.3%	$10.42

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.4%	1	100.0%	$1,216,320	0.5%	$10.86
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.3%	1	100.0%	$865,188	0.4%	$10.36
10015 Waples Court(6)	San Diego	1	Warehouse / Distribution	1988	106,412	0.4%	—	—%	$—	—%	$—
5725 Eastgate Drive	San Diego	1	Warehouse / Excess Land	1995	27,267	0.1%	1	100.0%	$540,000	0.2%	$19.80
8985 Crestmar Point	San Diego	1	Warehouse / Light Manufacturing	1988	55,816	0.2%	2	87.9%	$485,752	0.2%	$9.90
San Diego - Central Total		45			1,295,832	4.9%	166	90.4%	$15,123,832	6.2%	$12.91

San Diego - South County
131 W. 33rd St.	National City	2	Warehouse / Light Manufacturing	1969 / 2008	76,701	0.3%	17	100.0%	$794,628	0.3%	$10.36

Consolidated Portfolio - Total / Weighted Average	213 Properties	421			26,551,084	100.0%	1,394	96.1%	$245,068,818	100.0%	$9.61

(1)	Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.

(2)	Calculated as rentable square feet for such property divided rentable square feet for the total consolidated portfolio as of December 31, 2019.

(3)	Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2019, multiplied by 12. Excludes tenant reimbursements.

(4)	Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2019.

(5)	Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2019.

(6)	This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2019.

(7)
Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2019.

Property Type	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Warehouse / Distribution	115	95.7%	18,341,034	69.1%	$153,790	62.8%	$8.77
Warehouse / Light Manufacturing	63	97.5%	5,498,228	20.7%	54,779	22.3%	$10.22
Warehouse / Excess Land	16	97.3%	905,789	3.4%	11,751	4.8%	$13.34
Light Industrial / Office(5)	8	90.3%	817,289	3.1%	10,617	4.3%	$14.39
Light Manufacturing / Flex	7	99.1%	592,640	2.2%	8,466	3.5%	$14.42
Cold Storage / Distribution	4	100.0%	396,104	1.5%	5,666	2.3%	$14.30
Total / Weighted Average	213	96.1%	26,551,084	100.0%	$245,069	100.0%	$9.61

(1)	Calculated as the average occupancy at such properties as of December 31, 2019.

(2)
Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2019, multiplied by 12, and then aggregated by property type.  Excludes tenant reimbursements. Amounts in thousands.

(3)	Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2019.

(4)	Calculated for each property type as annualized base rent for such property type divided by occupied square feet for such property type as of December 31, 2019.

(5)	Includes 901 West Alameda Avenue with 44,924 rentable square feet that is classified as Creative Office.
Uncommenced Leases
Uncommenced leases as of December 31, 2019, reflect signed new and renewal leases that have not yet commenced as of December 31, 2019.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2019.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	1,510,843	71,727	97.4%	$130,077	$4,307	$134,384	$9.75
Orange County	346,541	—	96.3%	31,216	375	31,591	$9.96
San Bernardino County	212,068	—	97.4%	29,235	603	29,838	$8.26
San Diego County	206,347	800	91.4%	32,378	232	32,610	$12.12
Ventura County	87,489	—	94.6%	22,163	69	22,232	$9.58
Total/Weighted Average	2,363,288	72,527	96.3%	$245,069	$5,586	$250,655	$9.80

(1)	Represents the square footage of renewal leases that have been signed but have not yet commenced as of December 31, 2019.

(2)	Represents the square footage of new leases that have been signed but have not yet commenced as of December 31, 2019.

(3)	Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2019, divided by total rentable square feet.

(4)
Represents annualized base rent for leases that have commenced as of December 31, 2019, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2019, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.

(5)
Annualized base rent from uncommenced leases includes: (i) $1.3 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $4.3 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2019, multiplied by 12.). Amounts in thousands.

(6)	Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.

(7)
Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2019.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2019.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	11	98.3%	1,890,041	7.1%	$16,881	6.9%	$9.09
Greater San Fernando Valley	40	96.1%	3,976,049	15.0%	38,715	15.8%	$10.14
Mid-Counties	15	92.1%	1,209,850	4.6%	11,614	4.7%	$10.43
San Gabriel Valley	21	97.1%	3,448,420	13.0%	26,426	10.8%	$7.89
South Bay	30	98.4%	3,628,494	13.7%	36,441	14.9%	$10.21
Subtotal / Weighted Average	117	96.9%	14,152,854	53.4%	$130,077	53.1%	$9.49
Orange County
North Orange County	10	98.8%	1,214,918	4.6%	$11,859	4.8%	$9.88
OC Airport	8	90.6%	702,008	2.6%	7,338	3.0%	$11.53
South Orange County	3	100.0%	329,458	1.2%	3,157	1.3%	$9.58
West Orange County	7	96.2%	1,047,661	3.9%	8,862	3.6%	$8.80
Subtotal / Weighted Average	28	96.3%	3,294,045	12.3%	$31,216	12.7%	$9.84
San Bernardino County
Inland Empire East	1	100.0%	51,867	0.2%	$359	0.2%	$6.92
Inland Empire West	20	97.4%	3,655,423	13.8%	28,876	11.8%	$8.11
Subtotal / Weighted Average	21	97.4%	3,707,290	14.0%	$29,235	12.0%	$8.09
Ventura County
Ventura	16	94.6%	2,453,648	9.2%	$22,163	9.0%	$9.55
Subtotal / Weighted Average	16	94.6%	2,453,648	9.2%	$22,163	9.0%	$9.55
San Diego County
Central San Diego	15	90.4%	1,295,832	4.9%	$15,124	6.2%	$12.91
North County San Diego	15	91.8%	1,570,714	5.9%	16,459	6.7%	$11.42
South County San Diego	1	100.0%	76,701	0.3%	795	0.3%	$10.36
Subtotal / Weighted Average	31	91.4%	2,943,247	11.1%	$32,378	13.2%	$12.04
Consolidated Portfolio - Total / Weighted Average	213	96.1%	26,551,084	100.0%	$245,069	100.0%	$9.61

(1)	Calculated as the average occupancy at such properties as of December 31, 2019.

(2)
Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2019, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2019.

(4)	Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2019.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2019.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Wholesale Trade	319	6,288,382	24.7%	$56,140	22.9%	$8.93
Warehousing	276	4,529,352	17.8%	41,635	17.0%	$9.19
Manufacturing	167	4,549,862	17.8%	41,215	16.8%	$9.06
Retail Trade	122	2,552,749	10.0%	22,775	9.3%	$8.92
Transportation	34	1,447,728	5.7%	17,327	7.1%	$11.97
Professional, Scientific, and Technical Services	102	1,022,974	4.0%	12,634	5.1%	$12.35
Other	81	1,222,464	4.8%	12,435	5.1%	$10.17
Administrative and Support and Waste Management and Remediation Services	54	864,735	3.4%	8,396	3.4%	$9.71
Construction	104	648,290	2.5%	7,325	3.0%	$11.30
Information	38	525,135	2.1%	6,379	2.6%	$12.15
Paper/Printing	17	621,714	2.4%	4,910	2.0%	$7.90
Public Administration	8	243,101	0.9%	3,632	1.5%	$14.94
Repair and Maintenance	24	312,076	1.2%	3,370	1.4%	$10.80
Health Care and Social Assistance	21	376,454	1.5%	3,343	1.3%	$8.88
Arts, Entertainment, and Recreation	21	200,511	0.8%	2,632	1.1%	$13.13
Real Estate	6	99,231	0.4%	921	0.4%	$9.28
Total / Weighted Average	1,394	25,504,758	100.0%	$245,069	100.0%	$9.61

(1)	A single lease may cover space in more than one building.

(2)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2019, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2019.

(4)	Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2019.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2019, our consolidated properties were 96.3% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.9% of our total annualized in-place base rent. Our average lease size is approximately 18,000 square feet, and approximately 44% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined account for 11.8% of our annualized base rent as of December 31, 2019. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2019.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Federal Express Corporation	North County San Diego / South Bay	527,861	2.1%	$7,039	2.9%	$13.33	11/30/2032(4)
Unified Grocers, Inc.	Central LA	695,120	2.7%	5,305	2.1%	$7.63	5/8/2038
Omega/Cinema Props, Inc.	Central LA	246,588	1.0%	2,400	1.0%	$9.73	12/31/2029
32 Cold, LLC	Central LA	149,157	0.6%	2,317	0.9%	$15.53	3/31/2026(5)
Triscenic Production Services, Inc.	Greater San Fernando Valley	284,273	1.1%	2,139	0.9%	$7.52	9/30/2024(6)
Universal Technical Institute of Southern California, LLC	South Bay	142,593	0.5%	2,010	0.8%	$14.10	8/31/2030
Cosmetic Laboratories of America, LLC	Greater San Fernando Valley	319,348	1.2%	2,005	0.8%	$6.28	6/30/2027
Lumber Liquidators Services, LLC	San Gabriel Valley	504,016	2.0%	1,984	0.8%	$3.94	11/30/2024
Southland Industries, Inc.	West Orange County	207,953	0.8%	1,928	0.8%	$9.27	5/31/2028
Elliott Auto Supply Co., Inc.	North Orange County / South County San Diego	275,879	1.1%	1,876	0.8%	$6.80	12/31/2026(7)
Top 10 Tenants		3,352,788	13.1%	$29,003	11.8%	$8.65
All Other Tenants		22,151,970	86.9%	216,066	88.2%	$9.75
Total Consolidated Portfolio		25,504,758	100.0%	$245,069	100.0%	$9.61

(1)
Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2019, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.

(2)	Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2019.

(3)	Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2019.

(4)
Includes (i) 30,160 rentable square feet expiring September 30, 2027, (ii) 42,270 rentable square feet expiring October 31, 2030, (iii) 311,995 rentable square feet expiring February 28, 2031, and (iv) 143,436 rentable square feet expiring November 30, 2032. Excludes annualized base rent related to a short-term land lease in North Orange County

(5)	Includes (i) 78,280 rentable square feet expiring September 30, 2025, and (ii) 70,877 rentable square feet expiring March 31, 2026.

(6)
Includes (i) 38,766 rentable square feet expiring December 31, 2019, (ii) 147,318 rentable square feet expiring September 30, 2021, (iii) 69,219 rentable square feet expiring March 31, 2022, and (iv) 28,970 rentable square feet expiring on September 30, 2024.

(7)	Includes (i) 28,217 rentable square feet expiring October 31, 2021, (ii) 200,162 rentable square feet expiring December 31, 2021, and (iii) 47,500 rentable square feet expiring December 31, 2026.
Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2019, there were 318 triple net leases in our consolidated portfolio, representing approximately 61.6% of our total annualized base rent.

Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2019, there were 866 modified gross leases in our consolidated portfolio, representing approximately 30.3% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2019, there were 210 gross leases in our consolidated portfolio, representing approximately 8.1% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2019:

Square Feet	Number of Leases	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	684	1,489,552	5.8%	$20,703	8.4%	$13.90
5,000 - 9,999	212	1,508,118	5.9%	18,924	7.7%	$12.55
10,000 - 24,999	259	4,095,373	16.1%	46,340	18.9%	$11.32
25,000 - 49,999	117	4,183,219	16.4%	42,811	17.5%	$10.23
>50,000	122	14,228,496	55.8%	116,291	47.5%	$8.17
Total / Weighted Average	1,394	25,504,758	100.0%	$245,069	100.0%	$9.61

(1)
Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2019, multiplied by 12, and then aggregated by square feet. Excludes tenant reimbursements. Amounts in thousands.

(2)	Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2019.

(3)	Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2019.

Lease Expirations
As of December 31, 2019, our weighted average in-place remaining lease term was approximately 4.0 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2019, plus available space, for each of the 10 full calendar years commencing December 31, 2019 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	701,135	2.6%	$—	—%	$—
Current Repositioning(6)	—	345,191	1.3%	—	—%	$—
MTM Tenants(7)	62	64,816	0.3%	1,193	0.5%	$18.41
2019	17	127,370	0.5%	1,015	0.4%	$7.97
2020	316	3,902,803	14.7%	36,499	14.9%	$9.35
2021	328	5,257,140	19.8%	47,526	19.4%	$9.04
2022	305	3,583,810	13.5%	36,789	15.0%	$10.27
2023	171	2,889,542	10.9%	31,645	12.9%	$10.95
2024	109	3,579,645	13.5%	33,822	13.8%	$9.45
2025	35	1,469,497	5.5%	12,545	5.1%	$8.54
2026	16	959,754	3.6%	9,182	3.7%	$9.57
2027	9	585,056	2.2%	4,808	2.0%	$8.22
2028	6	348,447	1.3%	3,211	1.3%	$9.22
Thereafter	20	2,736,878	10.3%	26,834	11.0%	$9.80
Total Consolidated Portfolio	1,394	26,551,084	100.0%	$245,069	100.0%	$9.61

(1)	Represents the contracted square footage upon expiration.

(2)
Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2019, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2019.

(4)	Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2019.

(5)
Represents vacant space (not under repositioning) as of December 31, 2019. Includes leases aggregating 72,527 rentable square feet that have been signed but had not yet commenced as of December 31, 2019.

(6)
Represents space at six of our properties that were classified as current repositioning as of December 31, 2019. Excludes development properties, stabilized properties and properties in lease-up. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Development of Properties,” of this Annual Report on Form 10-K for additional details related to these six properties.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy. Includes 57 MTM leases totaling 60,090 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to the number and the small size of spaces, we typically only enter into MTM leases.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2019			2018			2017
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases - First Generation(3)(4)	$1,277	602,632	$2.12	$730	406,400	$1.80	$1,069	531,101	$2.01
New Leases - Second Generation(3)(5)	79	32,801	$2.41	844	450,229	$1.87	800	591,230	$1.35
Renewal Leases	206	322,196	$0.64	309	439,921	$0.70	596	504,261	$1.18
Total Tenant Improvements	$1,562	957,629	$1.63	$1,883	1,296,550	$1.45	$2,465	1,626,592	$1.52
Leasing Commissions
New Leases - First Generation(3)(4)	$4,457	1,530,566	$2.91	$1,976	662,197	$2.98	$1,821	522,969	$3.48
New Leases - Second Generation(3)(5)	2,752	1,011,975	$2.72	1,964	765,414	$2.57	2,772	1,244,739	$2.23
Renewal Leases	2,498	1,890,974	$1.32	879	1,032,207	$0.85	1,071	820,290	$1.31
Total Leasing Commissions	$9,707	4,433,515	$2.19	$4,819	2,459,818	$1.96	$5,664	2,587,998	$2.19
Total Tenant Improvements & Leasing Commissions	$11,269			$6,702			$8,129

(1)	Cost is reported in thousands. Costs of tenant improvements include contractual tenant allowances and costs necessary to prepare a space for occupancy by a new tenant.

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2019			2018			2017
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$34,124	18,085,732	$1.89	$45,452	14,142,110	$3.21	$35,221	12,889,591	$2.73
Recurring Capital Expenditures(5)	6,808	23,667,355	$0.29	5,621	19,842,157	$0.28	2,525	16,590,584	$0.15
Total Capital Expenditures	$40,932			$51,073			$37,746

(1)	Cost is reported in thousands.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 13, 2020, there were 168 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019(1)	32	$48.04	N/A	N/A
November 1, 2019 to November 30, 2019(1)	313	$47.41	N/A	N/A
December 1, 2019 to December 31, 2019(1)	141	$45.42	N/A	N/A
	486	$46.87	N/A	N/A

(1)
In October 2019, November 2019 and December 2019, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2014 through December 31, 2019, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2014, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Rexford Industrial Realty, Inc.	$100.00	$107.72	$156.68	$201.35	$207.83	$327.94
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
MSCI U.S. REIT Index	$100.00	$102.52	$111.34	$116.98	$111.64	$140.48
SNL U.S. REIT Industrial Index	$100.00	$103.04	$129.76	$156.75	$152.44	$227.76

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$267,213	$212,494	$161,355	$126,192	$93,900
Net income	$64,001	$47,075	$41,700	$25,876	$1,950
Per Share Data:
Weighted average common shares outstanding - basic	106,407,283	86,824,235	71,198,862	62,723,021	54,024,923
Weighted average common shares outstanding - diluted	106,799,048	87,335,749	71,598,654	62,965,554	$54,024,923
Net income available to common stockholders - basic	$0.47	$0.42	$0.48	$0.36	$0.03
Net income available to common stockholders - diluted	$0.47	$0.41	$0.48	$0.36	$0.03
Dividends declared per common share	$0.74	$0.64	$0.58	$0.54	$0.51
Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$3,698,390	$2,716,083	$2,161,965	$1,552,129	$1,188,766
Total real estate held for investment, after accumulated depreciation	$3,401,613	$2,487,341	$1,988,424	$1,416,989	$1,085,143
Total assets	$3,638,622	$2,787,685	$2,111,373	$1,515,008	$1,153,251
Notes payable	$857,842	$757,371	$668,941	$500,184	$418,154
Total liabilities	$1,016,173	$879,262	$746,119	$552,868	$459,507
Preferred stock	$242,327	$159,094	$159,713	$86,651	$—
Total equity	$2,622,449	$1,908,423	$1,365,254	$962,140	$693,744
Other Data:
Funds from operations(1)	$146,595	$109,895	$76,968	$58,584	$43,844
Cash flow provided by operating activities	$139,514	$102,775	$76,650	$56,432	$40,508
Cash flow used in investing activities	$(972,742)	$(507,213)	$(606,900)	$(361,214)	$(236,774)
Cash flow provided by financing activities	$731,484	$578,169	$521,595	$315,106	$192,861
Total number of in-service properties	213	176	151	136	119

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
As of December 31, 2019, our consolidated portfolio consisted of 213 properties with approximately 26.6 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in high barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add renovations and redevelopment or the development of new industrial buildings. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.

Highlights
Acquisitions

•	During 2019, we acquired 40 properties, with a combined 5.4 million rentable square feet, for an aggregate cost of $970.7 million.
Repositioning

•
During 2019 we completed the lease-up and stabilized five of our repositioning properties located at 1998 Surveyor Avenue, 14748-14750 Nelson Avenue, 15401 Figueroa Street, 1332-1340 Rocky Point and 1580 Carson Street with a combined 0.4 million square feet, as well as 109,129 rentable square feet of space at 3233 Mission Oaks Boulevard.

•
As of December 31, 2019, we have leased 42,504 rentable square feet at 2455 Conejo Spectrum Street, 51,925 rentable square feet at 16121 Carmenita Road and our 72,250 rentable square foot building located at 635 8th Street, of which 47,048 rentable square feet is pre-leased with lease commencement expected to occur in March 2020.

Dispositions

•
During 2019, we sold three properties and one industrial condominium unit with a combined 0.2 million rentable square feet, for a total gross sales price of $33.6 million, and total net cash proceeds of $32.3 million.

Equity

•
During 2019, we sold 16,817,930 shares of common stock under our various at-the-market equity offering programs, for gross proceeds of $649.3 million, or approximately $38.61 per share, and net proceeds of $639.6 million after deducting the sales agents’ fee.

•
In April 2019, in connection with the acquisition of the property located at 1515 East 15th Street, we issued to the seller 593,960 newly issued 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) valued at $27.4 million.

•
In September 2019, we completed a public offering of 3,450,000 shares of our 5.625% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, for net proceeds of approximately $83.2 million after deducting the underwriters’ discount and offering costs.

Financing

•
In July 2019, we completed a private placement of $100.0 million of senior notes comprised of $25.0 million of 10-year senior notes at a fixed rate of 3.88% and $75.0 million of 15-year senior notes at a fixed rate of 4.03%.

•
In February 2020, we amended our senior unsecured credit facility to, among other changes, increase the aggregate commitment for our unsecured revolving credit facility to $500 million from $350 million and to extend the maturity date of the unsecured revolving credit facility to February 2024 from February 2021.

Factors That May Influence Future Results of Operations

Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at near full occupancy, coupled with limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply continues to decrease in many of our target infill submarkets, landlord concessions are at cyclically low levels and construction deliveries are falling short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads, strong renewal activity, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Despite potential concerns related to global growth, tax reform and changes to trade and tariff policies, we continue to observe a number of positive trends within our target infill markets. Based on current observations within the infill Southern California industrial property market and within our property portfolio, we expect these positive trends may continue into the upcoming year.
In Los Angeles County, positive market trends continued through 2019, as high tenant demand kept vacancy at historically low levels and average asking lease rates increased significantly during 2019. Current market conditions indicate rents are likely to continue their upward trend with potential increases through 2020, as occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained favorable throughout 2019. With steady tenant demand and a continued low availability of industrial product in this region, average asking lease rates continued their upward trend during 2019 and vacancy remained at historically low levels. Current regional market conditions indicate the potential for continued rental growth through 2020.
In San Diego, although there was an increase in vacancy year-over-year, net absorption was positive during 2019 and average asking lease rates increased year-over-year.
In Ventura County, there was a slight increase in vacancy year-over-year and a slight increase in asking lease rates year-over year.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy remained at historically low levels and asking lease rates increased year-over-year. We expect the outlook for the Inland Empire West to remain positive over the upcoming year. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
Acquisitions and Value-Add Repositioning and Development of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire land parcels or properties with excess land where we may construct new buildings. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values typically ranging from a $10 million minimum property investment to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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

A repositioning can consist of a range of improvements to a property.  This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the building and property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
As of December 31, 2019, eight of our properties were in various stages of repositioning or development and three of our properties were in the lease-up stage. In addition, we anticipate beginning repositioning/redevelopment work on three additional properties in the near future. The table below sets forth a summary of these properties, as well as the seven projects that were stabilized during 2019 and the four properties that were stabilized during 2018, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. In addition to the properties in the table below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.

						Estimated Construction Period(1)
Property (Submarket)	Market	Same Properties Portfolio(2)	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning /Lease-up	Estimated New Development Rentable Square Feet	Start	Completion	Total Property Leased % at 12/31/19
Current Repositioning:
28901-28903 Avenue Paine - Development (SF Valley)	LA	N	—	—	111,024	3Q-2019	4Q-2020	—%
851 Lawrence Drive (Ventura)(3)	VC	N	49,976	49,976	40,880	2Q-2018	3Q-2020	—%
12821 Knott Street (West OC)	OC	N	120,800	20,000	44,368	1Q-2019	4Q-2020	83%
16121 Carmenita Road (Mid-Counties)	LA	N	109,780	57,855	—	1Q-2019	1Q-2020	47%
635 8th Street (SF Valley)(4)	LA	N	72,250	47,048	—	2Q-2019	1Q-2020	100%
10015 Waples Court (Central SD)	SD	N	106,412	106,412	—	2Q-2019	1Q-2020	—%
The Merge - Development (Inland Empire West)(5)	LA	N	—	—	333,491	2Q-2019	3Q-2020	—%
415 Motor Avenue (San Gabriel Valley)(6)	LA	N	63,900	63,900	33,050	4Q-2019	3Q-2021	—%
Total			523,118	345,191	562,813

Lease-up Stage:
2455 Conejo Spectrum Street (Ventura)(7)	VC	N	98,218	55,714	—	1Q-2019	3Q-2019	43%
29003 Avenue Sherman (SF Valley)	LA	N	68,123	68,123	—	3Q-2018	4Q-2019	—%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	Y	74,856	37,417	—	1Q-2019	3Q-2019	50%
Total			241,197	161,254	—

Future Repositioning:
9615 Norwalk Boulevard (Mid-Counties)(8)	LA	Y	38,362	—	163,446	3Q-2020	3Q-2021	69%
1210 North Red Gum Street (North OC)	OC	Y	64,570	—	—	1Q-2020	2Q-2020	100%
4416 Azusa Canyon Road (San Gabriel Valley)(9)	LA	N	70,510	—	57,840	1Q-2021	4Q-2021	100%
Total			173,442	—	221,286

Total Current Repositioning, Lease-up Stage and Future Repositioning:			937,757	506,445	784,099

Stabilized:(10)	Market	Same Properties Portfolio	Stabilized Rentable Square Feet			Stabilized Period	Total Property Leased % at 12/31/19
14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	Y	201,990	—	—	1Q-2019	95%
1998 Surveyor Avenue (Ventura)	VC	N	56,306	—	—	1Q-2019	100%
15401 Figueroa Street (South Bay)	LA	Y	38,584	—	—	1Q-2019	100%
1332-1340 Rocky Point Drive (North SD)	SD	N	73,747	—	—	1Q-2019	100%
1580 Carson Street (South Bay)	LA	N	43,787	—	—	3Q-2019	100%
3233 Mission Oaks Blvd. - Unit 3233 (Ventura)	VC	Y	109,636	—	—	4Q-2019	97%
2722 Fairview Street (OC Airport)(11)	OC	Y	116,575	—	—	4Q-2019	50%
Total 2019 Stabilized			640,625

3233 Mission Oaks Boulevard - Unit H (Ventura)	VC	Y	43,927	—	—	1Q-2018	97%
1601 Alton Parkway (OC Airport)	OC	Y	124,988	—	—	3Q-2018	100%
301-445 Figueroa Street (South Bay)	LA	Y	133,650	—	—	3Q-2018	100%
28903 Avenue Paine - Repositioning (SF Valley)	LA	Y	111,935	—	—	4Q-2018	100%
Total 2018 Stabilized			414,500

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)
Our “Same Properties Portfolio” is a subset of our consolidated portfolio and includes all properties that were wholly-owned by us as of January 1, 2018, and still owned by us as of December 31, 2019. A property with a “Y” indicates its inclusion in the Same Properties Portfolio and a property with a “N” indicates its exclusion from the Same Properties Portfolio.

(3)	We expect to demolish the existing 49,976 rentable square foot building and construct a new 90,856 rentable square foot multi-unit building.

(4)
As of December 31, 2019, one unit with 25,202 rentable square foot unit is occupied and the remaining two units with a combined 47,048 rentable square feet have been pre-leased with lease commencement expected to occur in March 2020.

(5)	The Merge is a fully entitled industrial development site on which we plan to build six industrial buildings totaling 333,491 rentable square feet.

(6)	We expect to demolish the existing 63,900 rentable square foot building and construct a new 96,950 rentable square foot building.

(7)
We acquired Conejo Spectrum Business Park, a nine-building property during the first quarter of 2019. Information presented in this table relates to one of the nine buildings, located at 2455 Conejo Spectrum Street.

(8)
9615 Norwalk Boulevard is a 10.26 acre storage-yard with three buildings totaling 38,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of June 30, 2020. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of the land lease.

(9)	We expect to demolish the existing 70,510 rentable square foot building and construct a new 128,350 rentable square foot building.

(10)	We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

(11)
Repositioning construction work for 2722 Fairview Street was completed in 4Q-2018. Although the renovated space is still vacant, based on our definition of stabilized in footnote (10) above, 2722 Fairview Street is considered stabilized as of 4Q-2019, one year after the completion of repositioning construction work.

Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $3.9 million of interest expense and $1.3 million of insurance and real estate tax expense during the year ended December 31, 2019, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of December 31, 2019, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 96.1% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning and development projects that are currently under construction and planned for near-term construction.
As summarized in the table under “Acquisitions and Value-Add Repositioning and Development of Properties” above, as of December 31, 2019, eight of our properties that will have a combined 1.1 million rentable square feet at completion are in current repositioning or development, and three properties with 0.2 million rentable square feet are in lease-up. Vacant repositioning space and lease-up space at these 11 properties are concentrated in our Los Angeles, Orange County, Ventura and San Diego markets, and represent 1.9% of our total consolidated portfolio square footage as of December 31, 2019. Including vacant repositioning and lease-up space at these 11 properties, our weighted average occupancy rate as of December 31, 2019, in Los Angeles, Orange County, Ventura and San Diego was 96.9%, 96.3%, 94.6% and 91.4%, respectively. Excluding vacant repositioning and lease-up space at these 11 properties, our weighted average occupancy rate as of December 31, 2019, in these markets was 98.8%, 96.9%, 98.9% and 94.8%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Throughout 2019, the Los Angeles, Orange and San Diego county markets continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have exhibited a similar trend. We expect general market conditions to remain positive in 2020, and we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2019:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2019	51	527,869	4.1	$10.65	36.5%	26.4%
Q2-2019	50	651,023	6.9	$11.91	45.6%	28.4%
Q3-2019	40	396,115	5.0	$11.81	38.2%	26.1%
Q4-2019	49	439,138	4.3	$13.74	63.0%	43.3%
Total/Weighted Average	190	2,014,145	5.2	$11.96	45.1%	30.8%

	Renewal Leases						Expiring Leases(6)		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2019	52	604,014	3.7	$12.44	22.0%	13.5%	106	1,049,012	69.7%
Q2-2019	56	1,069,391	5.5	$10.98	38.1%	21.0%	89	1,289,743	85.4%
Q3-2019	51	618,982	4.2	$11.17	29.1%	17.5%	97	1,011,691	61.9%
Q4-2019	66	1,022,293	4.4	$11.18	37.5%	23.5%	113	1,459,500	71.2%
Total/Weighted Average	225	3,314,680	4.6	$11.34	32.8%	19.5%	405	4,809,946	72.8%

(1)
Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during each respective quarter.

(2)	Calculated as the change between GAAP rents, which straightlines rental rate increases and abatements, for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.

(3)	Calculated as the change between starting cash rents, excluding any abatements, for new or renewal leases and the expiring cash rents on the expiring leases for the same space.

(4)
The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2019, exclude 56 leases aggregating 1,115,451 rentable square feet for which there was no comparable lease data. Of these 56 excluded leases, 19 leases aggregating 429,087 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2019, exclude five leases aggregating 33,404 rentable square feet for which there was no comparable lease data due to either (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes two leases totaling 132,650 rentable square feet that expired during the year ended December 31, 2019, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the year ended December 31, 2019, we stabilized 14748-14750 Nelson Avenue, 1998 Surveyor Avenue, 15401 Figueroa Street, 1332-1340 Rocky Point Drive, 1580 Carson Street and 3233 Mission Oaks Boulevard - Unit 3233 with a combined 524,050 rentable square feet. As of December 31, 2019, we have six current repositioning projects and two development projects with estimated construction completion periods ranging from the first quarter of 2020 to the third quarter of 2021. Additionally, we have three properties in the lease-up stage. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the desirability of our individual properties, which may impact our results of operations.

As of December 31, 2019, 0.7 million rentable square feet of our portfolio was available for lease, 0.3 million rentable square feet of vacant space was under repositioning and leases representing 0.1 million rentable square feet of our portfolio expired on December 31, 2019. Additionally, leases representing 14.7% and 19.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2020 and 2021, respectively. During the year ended December 31, 2019, we renewed 225 leases for 3.3 million rentable square feet, resulting in a 72.8% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. New and renewal leases signed during the current year had a weighted average term of 5.2 and 4.6 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2020 and 2021, represent 14.9% and 19.4%, respectively, of the total annualized base rent for our portfolio as of December 31, 2019. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2020 and 2021 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described in the above Market Fundamentals section, we expect market dynamics to remain strong heading into 2020 and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2020 will show positive renewal rates and leasing spreads. We also currently do not see any reason not to expect that 2021 lease expirations will show positive growth upon renewal; however, it is difficult to predict market conditions that far into the future.
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
Taxable REIT Subsidiary
As of December 31, 2019, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2019 and 2018.

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
Investment in Real Estate
Acquisitions
We account for acquisitions of properties under Accounting Standards Update 2017-01, Business Combinations - Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business.
We evaluated the acquisitions that we completed during the years ended December 31, 2019 and 2018, and determined that under this framework these transactions should be accounted for as asset acquisitions. Our acquisitions of properties generally no longer meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2019, we used discount rates ranging from 5.75% and 7.75% and capitalization rates ranging from 4.50% to 7.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2019, we used an estimated average lease-up period ranging from six to twelve months.

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
We capitalized interest costs of $3.9 million, $2.1 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. We capitalized real estate taxes and insurance aggregating $1.3 million, $0.9 million and $1.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. We capitalized compensation costs for employees who provide construction services of $2.7 million, $2.2 million and $1.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
Management, leasing and development services

We provide property management services and leasing services to related party and third-party property owners (the “customer”) in exchange for fees and commissions.
Property management services include performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. For these services, we earn monthly management fees, which are based on a fixed percentage of each managed property’s monthly tenant cash receipts. We have determined that control over the services is passed to the customer simultaneously as performance occurs. Accordingly, management fee revenue is earned as services are provided to the customer.
Leasing commissions are earned when we provide leasing services to the customer that result in an executed lease with a tenant. We have determined that control over the services is transferred to the customer upon execution of each lease agreement. We earn leasing commissions based on a fixed percentage of rental income generated for each executed lease agreement and there is no variable income component.
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
Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.7 million and $1.2 million, $1.1 million for the year ended December 31, 2019, 2018, and 2017 respectively, as a reduction of rental income in the consolidated statements of operations.
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
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
For the comparison of the years ended December 31, 2019 and 2018, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us as of January 1, 2018, and still owned by us as of December 31, 2019, which consisted of 144 properties aggregating approximately 18.1 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during 2019 and 2018, interest income, interest expense and corporate general and administrative expenses. For the comparison of the years ended December 31, 2019 and 2018, our Total Portfolio includes the properties in our Same Properties Portfolio, the 70 properties aggregating approximately 8.4 million rentable square feet that were acquired during 2019 and 2018, and the nine properties aggregating approximately 0.5 million rentable square feet that were sold during 2019 and 2018.
As of December 31, 2019 and 2018, our Same Properties Portfolio occupancy was approximately 97.4% and 96.0%, respectively. For the years ended December 31, 2019 and 2018, our Same Properties Portfolio weighted average occupancy was approximately 96.8% and 95.6%, respectively. These occupancy changes were partially driven by the completion of repositioning and development work and subsequent lease-up of space at the following six properties in our Same Properties Portfolio during the period from January 1, 2018 through December 31, 2019: (i) 14748-14750 Nelson Avenue, (ii) 3233 Mission Oaks Boulevard,

(iii) 301-445 Figueroa Street, (iv) 28903 Avenue Paine, (v) 15401 Figueroa Street and (vi) 1601 Alton Parkway (collectively, the “SPP Stabilized Properties”).

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2019	2018			2019	2018
	($ in thousands)
REVENUES
Rental income	203,470	192,577	10,893	5.7%	264,252	210,643	53,609	25.5%
Management, leasing and development services	—	—	—	—%	406	473	(67)	(14.2)%
Interest income	—	—	—	—%	2,555	1,378	1,177	85.4%
TOTAL REVENUES	203,470	192,577	10,893	5.7%	267,213	212,494	54,719	25.8%
OPERATING EXPENSES
Property expenses	48,692	46,886	1,806	3.9%	63,272	51,671	11,601	22.5%
General and administrative	—	—	—	—%	30,300	25,194	5,106	20.3%
Depreciation and amortization	70,247	70,740	(493)	(0.7)%	98,891	80,042	18,849	23.5%
TOTAL OPERATING EXPENSES	118,939	117,626	1,313	1.1%	192,463	156,907	35,556	22.7%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	171	318	(147)	(46.2)%
Interest expense	—	—	—	—%	26,875	25,416	1,459	5.7%
TOTAL EXPENSES	118,939	117,626	1,313	1.1%	219,509	182,641	36,868	20.2%
Gain on sale of real estate	—	—	—		16,297	17,222	(925)
NET INCOME	$84,531	$74,951	$9,580		$64,001	$47,075	$16,926

Rental Income
On January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”) using the modified retrospective approach and elected the “non-separation practical expedient” in ASC 842 that alleviates the requirement to separately present lease and non-lease components of lease contracts if certain criteria are met. As a result, we account for and present all rental income earned pursuant to tenant leases, including tenant reimbursements, as a single component in one line, “Rental income,” in our consolidated statements of operations. Prior to the adoption ASC 842, we presented rental revenue, tenant reimbursements and other income related to leases separately in our consolidated statements of operations. However, to facilitate comparability, we have reclassified 2018 amounts to conform with 2019 presentation. See Note 2 to our consolidated financial statements under Item 15 of this Report on Form 10-K for disclosure related to the adoption of ASC 842.
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

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)%		Year Ended December 31,		Increase/(Decrease)%
Category	2019	2018		Change	2019	2018		Change
Rental revenue(1)	$171,829	$162,159	$9,670	6.0%	$222,464	$177,568	$44,896	25.3%
Tenant reimbursements (2)	30,440	29,595	845	2.9%	40,391	32,195	8,196	25.5%
Other income(3)	1,201	823	378	45.9%	1,397	880	517	58.8%
Rental income	$203,470	$192,577	$10,893	5.7%	$264,252	$210,643	$53,609	25.5%
Our Same Properties Portfolio and Total Portfolio rental income increased by $10.9 million, or 5.7%, and $53.6 million, or 25.5%, respectively, during the year ended months ended December 31, 2019, compared to the year ended months ended December 31, 2018, for the reasons described below:
(1) Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $9.7 million, or 6.0%, and $44.9 million, or 25.3%, respectively, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in our Same Properties Portfolio rental revenue is primarily due to the increase in the weighted average occupancy of the portfolio for comparable periods, which was partially driven by the lease-up of the six SPP Stabilized Properties, and the increase in average rental rates on new and renewal leases. Our Total Portfolio rental income was also positively impacted by the incremental revenues from the 70 properties we acquired during 2018 and 2019, partially offset by the decrease in revenues from the nine properties that were sold during 2018 and 2019.
(2) Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.8 million, or 2.9%, and $8.2 million or 25.5%, respectively, for the year ended December 31, 2019, compared to the year ended December 31, 2018.  The increase in our Same Properties Portfolio tenant reimbursements is primarily due to an increase in the weighted average occupancy for comparable periods, which was partially driven by the lease-up of the six SPP Stabilized Properties, and an increase in reimbursable property expenses. These increases were partially offset by a decrease in tenant reimbursements revenue due to the adoption of ASC 842 and the related change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis, at three of our properties. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 70 properties we acquired during 2018 and 2019, partially offset by the decrease in reimbursements from the nine properties that were sold during 2018 and 2019.
 (3) Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $0.4 million, or 45.9%, and $0.5 million, or 58.8%, respectively, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase in miscellaneous income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $0.1 million, or 14.2%, for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Interest Income
Our Total Portfolio interest income increased by $1.2 million, or 85.4%, during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase in the average cash balance invested in money market accounts.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $1.8 million, or 3.9%, and $11.6 million, or 22.5%, respectively, during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in our Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense relating to

California Proposition 13 annual increases and property reassessments, lower capitalized real estate tax expense due to completed repositioning activity, as well as increases in allocated overhead costs and insurance expense. These increases were partially offset by a decrease in real estate tax expense due to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party from a gross basis to a net basis at three of our properties.  Our Total Portfolio property expenses were also impacted by incremental expenses from the 70 properties we acquired during 2018 and 2019, partially offset by the decrease in property expenses from the nine properties that were sold during 2018 and 2019.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $5.1 million, or 20.3% for the year ended December 31, 2019, compared to the year ended December 31, 2018.  The increase is primarily due to increases in payroll related expenses due to a higher headcount, non-cash equity compensation expense, accrued bonus expense and other various corporate expenses, partially offset by a decrease in legal expense.
Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.5 million, or 0.7%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated during 2018 and 2019, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2018 and 2019. Our Total Portfolio depreciation and amortization expense increased by $18.8 million, or 23.5%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to incremental expense from the 70 properties we acquired during 2018 and 2019, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $0.1 million, or 46.2%, for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Interest Expense
Our Total Portfolio interest expense increased by $1.5 million, or 5.7%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in interest expense is primarily comprised of the following: (i) a $2.3 million increase related to the $150.0 million term loan facility borrowing that we completed in May 2018, (ii) a $1.8 million increase related to the private placement of $100.0 million of senior notes that we completed in July 2019 and (iii) a $0.5 million increase related to the $150 million swap that became effective in July 2019. These increases were partially offset by (i) a $1.8 million increase in capitalized interest related to our repositioning and redevelopment properties and (ii) a $1.1 million decrease in interest related to lower average outstanding borrowings on our unsecured revolving credit facility.
Gain on Sale of Real Estate
During the year ended December 31, 2019, we recognized a total gain on sale of real estate of $16.3 million from the disposition of three properties and one industrial condominium unit that were sold for an aggregate gross sales price of $33.6 million. During the year ended December 31, 2018, we recognized a total gain on sale of real estate of $17.2 million from the disposition of six properties that were sold for an aggregate gross sales price of $48.0 million.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019, for a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017.
Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) attributable to common stockholders in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated joint ventures.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$64,001	$47,075	$41,700
Add:
Depreciation and amortization	98,891	80,042	64,852
Deduct:
Gain on sale of real estate	(16,297)	(17,222)	(29,573)
Gain on acquisition of unconsolidated joint venture property (1)	—	—	(11)
Funds from operations (FFO)	$146,595	$109,895	$76,968
Less: preferred stock dividends	(11,055)	(9,694)	(5,875)
Less: FFO attributable to noncontrolling interest (2)	(3,897)	(2,295)	(1,914)
Less: FFO attributable to participating securities (3)	(733)	(642)	(546)
FFO attributable to common stockholders	$130,910	$97,264	$68,633

(1)
Amount relates to the Company’s acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from a prior unconsolidated joint venture. For additional information, see Note 2 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.

(2)
Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units.

(3)
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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental income	264,252	210,643	160,417
Less: Property expenses	63,272	51,671	42,139
Net Operating Income	$200,980	$158,972	$118,278
Amortization of (below) above market lease intangibles, net	(7,907)	(5,981)	(2,270)
Straight line rental revenue adjustment	(7,588)	(6,477)	(4,737)
Cash Net Operating Income	$185,485	$146,514	$111,271
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$64,001	$47,075	$41,700
Add:
General and administrative	30,300	25,194	21,610
Depreciation and amortization	98,891	80,042	64,852
Acquisition expenses	171	318	454
Interest expense	26,875	25,416	20,209
Deduct:
Management, leasing and development services	406	473	493
Interest income	2,555	1,378	445
Equity in income from unconsolidated real estate entities	—	—	11
Gain on extinguishment of debt	—	—	25
Gain on sale of real estate	16,297	17,222	29,573
Net Operating Income	$200,980	$158,972	$118,278
Amortization of (below) above market lease intangibles, net	(7,907)	(5,981)	(2,270)
Straight line rental revenue adjustment	(7,588)	(6,477)	(4,737)
Cash Net Operating Income	$185,485	$146,514	$111,271
Non-GAAP Supplemental Measure: EBITDAre
We calculate earnings before interest expense, income taxes, depreciation and amortization for real estate (“EBITDAre”) in accordance with the standards established by NAREIT. EBITDAre is calculated as net income (loss) (computed in accordance with GAAP), before interest expense, income tax expense, depreciation and amortization, gains (or losses) from sales of depreciable operating property, impairment losses and adjustments to reflect our proportionate share of EBITDAre from our prior unconsolidated joint venture.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$64,001	$47,075	$41,700
Interest expense	26,875	25,416	20,209
Depreciation and amortization	98,891	80,042	64,852
Gain on sale of real estate	(16,297)	(17,222)	(29,573)
Gain on acquisition of unconsolidated joint venture property (1)	—	—	(11)
EBITDAre	$173,470	$135,311	$97,177

(1)
Amount relates to the Company’s acquisition of the remaining 85% ownership interest in the property located at 3233 Mission Oaks Boulevard from a prior unconsolidated joint venture. For additional information, see Note 2 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.

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
As of December 31, 2019, our cash and cash equivalents were $78.9 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $350.0 million available for future borrowings.
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
During the year ended December 31, 2019, we sold a total of 16,817,930 shares of our common stock under the $550 Million ATM Program and the Prior ATM Program at a weighted average price of $38.61 per share, for gross proceeds of $649.3 million, and net proceeds of $639.6 million, after deducting the sales agents’ fee. As of December 31, 2019, we had the capacity to issue up to an additional $350.7 million of common stock under the $550 Million ATM Program.
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
Equity Offerings
On September 20, 2019, we completed an underwritten public offering of 3,450,000 shares of our 5.625% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”), including 450,000 additional shares of Series C Preferred Stock pursuant to an option to purchase additional shares solely to cover over-allotments, at a price of $25.00 per share. The net proceeds from the offering were approximately $83.2 million after deducting the underwriters’ discount and offering costs totaling $3.0 million. We used the net proceeds from the offering to fund various acquisitions and for general corporate purposes.
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
During the year ended December 31, 2019, we completed the sale of three properties and one industrial condominium unit for a total gross sales price of $33.6 million and total net cash proceeds of $32.3 million. The net cash proceeds were used to partially fund the acquisition of three properties during the year ended December 31, 2019, through 1031 Exchange transactions.
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
Amended Credit Agreement
On February 13, 2020, we amended our $450 million credit facility (the “Prior Credit Agreement”) by entering into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended Term Loan Facility"). The Amended Revolver is scheduled to mature on February 13, 2024, and has two six-month extension options available for a maximum maturity date of February 13, 2025, subject to certain conditions and the payment of an additional fee. The Amended Term Loan Facility is scheduled to mature on February 14, 2022. Subject to certain terms and conditions set forth in the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $900.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended Term Loan Facility, additional term loan tranches or any combination of the foregoing.
     Interest on the Amended Credit Agreement is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Amended Revolver range in amount from 1.05% to 1.50% per annum for LIBOR-based loans and 0.05% to 0.50% per annum for Base Rate-based loans, depending on our leverage ratio. The margins for the Amended Term Loan Facility range in amount from 1.20% to 1.70% per annum for LIBOR-based loans and 0.20% to 0.70% per annum for Base Rate-based loans, depending on our leverage ratio.
     If we attain one additional investment grade rating by one or more of Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”) to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on such rating, and the margins for the Amended Term Loan Facility will range in amount from 0.85% to 1.65% per annum for LIBOR-based loans and 0.00% to 0.65% per annum for Base Rate-based loans, depending on such rating.
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
The Amended Revolver and the Amended Term Loan Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts borrowed under the Amended Term Loan Facility and repaid or prepaid may not be reborrowed.
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
As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the Amended Revolver, leaving $500.0 million available for future borrowings.
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
Investment Grade Rating
In November 2019, Fitch Ratings affirmed our investment grade credit rating of BBB with a stable outlook on the Prior Credit Agreement, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and the Series 2019A and 2019B Notes. They also affirmed our investment grade credit rating of BB+ on our 5.875% Series A Cumulative Redeemable Preferred Stock, our 5.875% Series B Cumulative Redeemable Preferred Stock and our Series C Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2019, we acquired 40 properties with a combined 5.4 million rentable square feet for a total gross purchase price of $970.7 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Annual Report on Form 10-K, we have approximately $268.4 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2019, we incurred $6.8 million of recurring capital expenditures, which was an increase of $1.2 million over the prior year. During the year ended December 31, 2019, we incurred $34.1 million of non-recurring capital expenditures, which was a decrease of $11.3 million over the prior year. The decrease is primarily due to the decrease in non-recurring capital expenditures related to redevelopment activity during 2019 compared to 2018. As discussed above under —Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Development of Properties, as of December 31, 2019, 11 of our properties were in various stages of redevelopment and repositioning or lease-up, and we anticipate beginning repositioning work on three additional properties during 2020 and 2021. We currently estimate that approximately $110.6 million of capital will be required over the next eight quarters (1Q-2020 through 4Q-2021) to complete the redevelopment and repositioning of these properties. However, this estimate is based on our current construction plan and budgets, both of which are subject to change as a result of a number of factors. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $550 Million ATM Program and borrowings available under the Amended Revolver.

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of December 31, 2019, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office lease payments and (iv) other contractual obligations (in thousands):

	Payments Due by Period
	Less than 1 Year (2020)	1-3 Years (2021-2022)	3-5 Years (2023-2024)	More than 5 Years (After 2024)	Total
Principal payments and debt maturities	$166	$101,533	$282,722	$476,537	$860,958
Interest payments - fixed rate debt(1)	13,318	26,608	26,571	53,135	119,632
Interest payments - variable rate debt(2)	17,177	32,569	14,146	1,930	65,822
Office lease payments(3)	1,085	3,010	3,169	284	7,548
Contractual obligations(4)	31,946	—	—	—	31,946
Total	$63,692	$163,720	$326,608	$531,886	$1,085,906

(1)	Reflects scheduled interest payments on our fixed rate debt, including the $100 Million Notes, $125 Million Notes, Series 2019A and 2019B Notes and the Gilbert/La Palma mortgage loan.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of December 31, 2019, and the one-month LIBOR rate of 1.7625%, as of December 31, 2019. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
See Note 6 to our consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding leases. As of December 31, 2019, we have additional operating leases for office space that have not yet commenced of $3.4 million which has been included above.

(4)
Includes total commitments for tenant improvement and construction work related to obligations under certain tenant leases and vendor contracts. We anticipate these obligations to be paid as incurred in 2020 and 2021, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Less than 1 Year (2020).”

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
On February 10, 2020, our board of directors declared a quarterly cash dividend of $0.215 per share of common stock and a quarterly cash distribution of $0.215 per OP Unit, to be paid on April 15, 2020, to holders of record as of March 31, 2020. Also, on February 10, 2020, our board of directors declared a quarterly cash dividend of $0.367188 per share of our 5.875% Series A Cumulative Redeemable Preferred Stock, a quarterly cash dividend of $0.367188 per share of our 5.875% Series B Cumulative Redeemable Preferred Stock, a quarterly cash dividend of $0.351563 per share of our Series C Preferred Stock and a quarterly cash distribution of $0.505085 per Series 1 CPOP Unit to be paid on March 31, 2020, to holders of record as of March 13, 2020.

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2019:

	Maturity Date	Stated Interest Rate	Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured Debt:
$60M Term Loan	8/1/2023(3)	LIBOR+1.70%	3.463%		$58,499
Gilbert/La Palma	3/1/2031	5.125%	5.125%		2,459
Unsecured Debt:
Revolver(4)	2/12/2021(5)	LIBOR +1.10%(6)	2.863%		—
$100M Term Loan Facility	2/14/2022	LIBOR +1.20%(6)	2.964%	(7)	100,000	8/14/2021
$225M Term Loan Facility	1/14/2023	LIBOR +1.20%(6)	2.574%	(8)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025	LIBOR +1.50%(6)	4.263%	(9)	150,000	11/22/2024
$100M Senior Notes	8/6/2025	4.290%	4.290%		100,000
$125M Senior Notes	7/13/2027	3.930%	3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029	3.880%	3.880%		25,000
$75M Series 2019B Senior Notes	7/16/2034	4.030%	4.030%		75,000
Total Consolidated Debt			3.542%		$860,958

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2019.  Assumes a 1-month LIBOR rate of 1.7625% as of December 31, 2019, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.

(2)	Excludes unamortized debt issuance costs and discounts totaling $3.1 million as of December 31, 2019.

(3)	One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

(4)
The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(5)	Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.

(6)
The LIBOR margin will range from 1.10% to 1.50% per annum for the Revolver, 1.20% to 1.70% per annum for our $100 million term loan facility (the “$100 Million Term Loan Facility”), 1.20% to 1.70% per annum for the $225 Million Term Loan Facility and 1.50% to 2.20% per annum for the $150 Million Term Loan Facility, depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(7)
As of December 31, 2019, the $100 Million Term Loan Facility has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.

(8)
As of December 31, 2019, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

(9)
As of December 31, 2019, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2019:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.7	3.55%	3.55%	$802,459	93%
Variable	3.6	LIBOR + 1.70%	3.46%	$58,499	7%
Secured vs. Unsecured:
Secured	3.9	--	3.53%	$60,958	7%
Unsecured	5.7	--	3.54%	$800,000	93%

(1)
Includes the effect of interest rate swaps that were effective as of December 31, 2019. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver. Assumes a one-month LIBOR rate of 1.7625% as of December 31, 2019, as applicable.

(2)	Excludes unamortized debt issuance costs and debt discounts totaling $3.1 million as of December 31, 2019.
At December 31, 2019, we had total indebtedness of $861.0 million, excluding unamortized debt issuance costs and debt discounts, with a weighted average interest rate of approximately 3.54% and an average term-to-maturity of 5.5 years. As of December 31, 2019, $802.5 million, or 93%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($327.5 million) or an interest rate swap ($475.0 million).
At December 31, 2019, we had total indebtedness of $861.0 million, reflecting a net debt to total combined market capitalization of approximately 12.3%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Amended Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility, $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Amended Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;

•	For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•
For the Senior Notes, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•
For the Amended Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.50 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%;

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The Amended Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility and Senior Notes also contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Additionally, subject to the terms of the Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. As noted above, most recently in November 2019, Fitch affirmed the investment grade rating of the Senior Notes at BBB with a stable outlook.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2019.

Off Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
Cash Flows
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Cash provided by operating activities	$139,514	$102,775	$36,739
Cash used in investing activities	$(972,742)	$(507,213)	$(465,529)
Cash provided by financing activities	$731,484	$578,169	$153,315

Net cash provided by operating activities. Net cash provided by operating activities increased by $36.7 million to $139.5 million for the year ended December 31, 2019, compared to $102.8 million for the year ended December 31, 2018. The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2018, the increase in Cash NOI from our Same Properties Portfolio, changes in working capital and lower cash interest paid during 2019.
Net cash used in investing activities. Net cash used in investing activities increased by $465.5 million to $972.7 million for the year ended December 31, 2019, compared to $507.2 million for the year ended December 31, 2018. The increase was primarily attributable to a $463.7 million increase in cash paid for property acquisitions and acquisition related deposits and a $12.6 million decrease in net proceeds received from the sale of properties, partially offset by a $10.8 million decrease in cash paid for construction and repositioning projects.
Net cash provided by financing activities. Net cash provided by financing activities increased by $153.3 million to $731.5 million for the year ended December 31, 2019, compared to $578.2 million for the year ended December 31, 2018. The increase was primarily attributable to the following: (i) a decrease of $276.0 million in paydowns on the Revolver, (ii) an increase of $100.0 million in cash proceeds from the issuance of the Series 2019A and 2019B Notes in July 2019, (iii) an increase of $83.2 million in net cash proceeds from the issuance of the Series C Preferred Stock and (iv) an increase of $82.4 million in net cash proceeds from the sale of shares of our common stock. These increases were partially offset by the following: (i) a decrease of $216.0 million in draws on the Revolver, (ii) a decrease of $150.0 million in borrowings on the $150 Million Term Loan Facility and (iii) an increase of $22.4 million in dividends and distributions paid to common stockholders and common unitholders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019, for a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017.
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
As of December 31, 2019, the $100 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Prior Credit Agreement.
As of December 31, 2019, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable on the $225 Million Term Loan Facility at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
As of December 31, 2019, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable LIBOR margin under the terms of the $150 Million Term Loan Facility.
At December 31, 2019, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts, of $861.0 million. Of this total amount, $802.5 million, or 93%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.5 million, or 7%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2019, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.3 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	2/14/2020
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.5	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	8/15/2016
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.4	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.5*	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1	Sixth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	3.2	9/20/2019
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-K/A	001-36008	10.3	2/28/2019
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.10†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.11†	Employment Agreement, effective as of November 25, 2014, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	12/2/2014
10.12†	First Amendment to Employment Agreement, effective June 26, 2017, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	6/29/2017
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.15†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	8-K	001-36008	10.2	12/21/2015
10.16†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	8-K	001-36008	10.3	12/21/2015

10.17	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.18	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.19	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.20	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.21	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.22	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc.	8-K	001-36008	1.1	6/13/2019
10.23	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BB&T Capital Markets, a division of BB&T Securities, LLC.	8-K	001-36008	1.2	6/13/2019
10.24	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC.	8-K	001-36008	1.3	6/13/2019
10.25	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.4	6/13/2019
10.26	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc.	8-K	001-36008	1.5	6/13/2019
10.27	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC.	8-K	001-36008	1.6	6/13/2019
10.28	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.7	6/13/2019
10.29	Equity Distribution Agreement, dated June 13, 2019, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36008	1.8	6/13/2019
10.30	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.31	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016
10.32	Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	10-K	001-36008	10.33	2/23/2017
10.33	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.34	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.35	Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.1	1/22/2018

10.36	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.37	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.38	Credit Agreement, dated as of May 22, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Capital One, National Association, as administrative agent, sole lead arranger and bookrunner and BB&T Capital Markets, as syndication agent.	8-K	001-36008	10.1	5/25/2018
10.39	Second Modification Agreement, dated June 27, 2018, by and among RIF I-Don Julian, LLC, RIF I-Lewis Road, LLC, RIF I-Oxnard, LLC, RIF I-Walnut, LLC, Rexford Business Center-Fullerton, LLC, RIF III-Irwindale, LLC, and Rexford Industrial-Madera Industrial, LLC, collectively as Borrower, Rexford Industrial Realty, Inc., as Guarantor, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	7/3/2018
10.40	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019
10.41	Third Amended and Restated Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.1	2/14/2020
10.42	Fifth Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.2	2/14/2020
10.43	First Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Capital One, National Association, as administrative agent and lender, and the other lenders named therein.	8-K	001-36008	10.3	2/14/2020
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 19, 2020	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 19, 2020	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 19, 2020	/s/ Adeel Khan
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2020
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2020
Howard Schwimmer

/s/ Adeel Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2020
Adeel Khan

/s/ Richard Ziman	Chairman of the Board	February 19, 2020
Richard Ziman

/s/ Robert L. Antin	Director	February 19, 2020
Robert L. Antin

/s/ Steven C. Good	Director	February 19, 2020
Steven C. Good

/s/ Diana J. Ingram	Director	February 19, 2020
Diana J. Ingram

/s/ Tyler H. Rose	Director	February 19, 2020
Tyler H. Rose

/s/ Peter Schwab	Director	February 19, 2020
Peter Schwab

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Recognition of acquired real estate - Purchase price accounting

Description of the Matter
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company completed the acquisition of 40 properties for a total purchase price of $970.7 million during the year ended December 31, 2019. The transactions were accounted for as asset acquisitions, and the purchase prices were allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components include land, buildings and improvements, tenant improvements, intangible assets and liabilities related to above and below market leases, and intangible assets related to in-place leases. The fair value of tangible and intangible assets and liabilities is based on available comparable market information, and estimated cash flow projections that utilize rental rates, discount rates, and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

Auditing the fair value of acquired tangible and intangible assets and liabilities involves significant estimation uncertainty due to the judgment used by management in selecting key assumptions based on recent comparable transactions or market information, and the sensitivity of the fair values to changes in assumptions. The allocation of value to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of related depreciation or amortization expense in the Company’s consolidated statements of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the fair value of acquired assets and liabilities and allocating fair value to the various components.
To test the allocation of the acquisition-date fair values, we evaluated the appropriateness of the valuation methods used to allocate the purchase price. We performed procedures to assess the key data inputs and assumptions used by management described above, including the completeness and accuracy of the underlying information. We also used our specialists to assist us in evaluating the valuation methods used by management and whether the assumptions utilized were supported by observable market data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Los Angeles, California
February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 19, 2020

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Land	$1,927,098	$1,298,957
Buildings and improvements	1,680,178	1,332,438
Tenant improvements	72,179	60,024
Furniture, fixtures, and equipment	141	149
Construction in progress	18,794	24,515
Total real estate held for investment	3,698,390	2,716,083
Accumulated depreciation	(296,777)	(228,742)
Investments in real estate, net	3,401,613	2,487,341
Cash and cash equivalents	78,857	180,601
Rents and other receivables, net	5,889	4,944
Deferred rent receivable, net	29,671	22,228
Deferred leasing costs, net	18,688	14,002
Deferred loan costs, net	695	1,312
Acquired lease intangible assets, net	73,090	55,683
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	766	8,770
Other assets	9,671	6,723
Acquisition related deposits	14,526	925
Total Assets	$3,638,622	$2,787,685
LIABILITIES & EQUITY
Liabilities
Notes payable	$857,842	$757,371
Interest rate swap liability	8,488	2,351
Accounts payable, accrued expenses and other liabilities	31,112	21,074
Dividends payable	21,624	15,938
Acquired lease intangible liabilities, net	59,340	52,727
Tenant security deposits	28,779	23,262
Prepaid rents	8,988	6,539
Total Liabilities	1,016,173	879,262
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 and 10,000,000 shares authorized, at December 31, 2019 and December 31, 2018, respectively
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at December 31, 2019 and December 31, 2018 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2019 and December 31, 2018 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 and zero shares outstanding at December 31, 2019 and December 31, 2018, respectively ($86,250 liquidation preference)	83,233	—
Common Stock, $0.01 par value per share, 489,950,000 and 490,000,000 authorized and 113,793,300 and 96,810,504 shares outstanding at December 31, 2019 and December 31, 2018, respectively	1,136	966
Additional paid in capital	2,439,007	1,798,113
Cumulative distributions in excess of earnings	(118,751)	(88,341)
Accumulated other comprehensive income	(7,542)	6,262
Total stockholders’ equity	2,556,177	1,876,094
Noncontrolling interests	66,272	32,329
Total Equity	2,622,449	1,908,423
Total Liabilities and Equity	$3,638,622	$2,787,685

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Rental income	$264,252	$210,643	$160,417
Management, leasing and development services	406	473	493
Interest income	2,555	1,378	445
TOTAL REVENUES	267,213	212,494	161,355
OPERATING EXPENSES
Property expenses	63,272	51,671	42,139
General and administrative	30,300	25,194	21,610
Depreciation and amortization	98,891	80,042	64,852
TOTAL OPERATING EXPENSES	192,463	156,907	128,601
OTHER EXPENSES
Acquisition expenses	171	318	454
Interest expense	26,875	25,416	20,209
TOTAL EXPENSES	219,509	182,641	149,264
Equity in income from unconsolidated real estate entities	—	—	11
Gain on extinguishment of debt	—	—	25
Gain on sale of real estate	16,297	17,222	29,573
NET INCOME	64,001	47,075	41,700
Less: net income attributable to noncontrolling interests	(2,022)	(865)	(988)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	61,979	46,210	40,712
Less: preferred stock dividends	(11,055)	(9,694)	(5,875)
Less: earnings allocated to participating securities	(447)	(378)	(410)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$50,477	$36,138	$34,427
Net income attributable to common stockholders per share - basic	$0.47	$0.42	$0.48
Net income attributable to common stockholders per share - diluted	$0.47	$0.41	$0.48
Weighted average shares of common stock outstanding - basic	106,407,283	86,824,235	71,198,862
Weighted average shares of common stock outstanding - diluted	106,799,048	87,335,749	71,598,654

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$64,001	$47,075	$41,700
Other comprehensive (loss) income: cash flow hedge adjustment	(14,141)	(555)	3,425
Comprehensive income	49,860	46,520	45,125
Less: comprehensive income attributable to noncontrolling interests	(1,685)	(847)	(1,059)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$48,175	$45,673	$44,066

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$86,651	66,454,375	$662	$907,834	$(59,277)	$3,445	$939,315	$22,825	$962,140
Issuance of 5.875% series B preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Issuance of common stock	—	11,968,927	119	336,515	—	—	336,634	—	336,634
Offering costs	(2,525)	—	—	(5,734)	—	—	(8,259)	—	(8,259)
Share-based compensation	—	68,768	1	2,145	—	—	2,146	3,414	5,560
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(57,444)	—	(1,568)	—	—	(1,568)	—	(1,568)
Conversion of units to common stock	—	61,256	—	618	—	—	618	(618)	—
Redemption of preferred stock in connection with liquidation of private REIT	—	—	—	—	—	—	—	(125)	(125)
Net income	5,875	—	—	—	34,837	—	40,712	988	41,700
Other comprehensive income	—	—	—	—	—	3,354	3,354	71	3,425
Preferred stock dividends ($1.468752 per series A preferred share)	(5,288)	—	—	—	—	—	(5,288)	—	(5,288)
Common stock dividends ($0.58 per share)	—	—	—	—	(42,618)	—	(42,618)	—	(42,618)
Distributions	—	—	—	—	—	—	—	(1,347)	(1,347)
Balance at December 31, 2017	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254
Issuance of common stock	—	18,177,242	182	565,447	—	—	565,629	—	565,629
Offering costs	(32)	—	—	(9,077)	—	—	(9,109)	—	(9,109)
Share-based compensation	—	91,529	1	1,904	—	—	1,905	8,497	10,402
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(21,324)	—	(594)	—	—	(594)	—	(594)
Conversion of units to common stock	—	67,175	1	623	—	—	624	(624)	—
Net income	9,694	—	—	—	36,516	—	46,210	865	47,075
Other comprehensive loss	—	—	—	—	—	(537)	(537)	(18)	(555)
Preferred stock dividends ($1.468752 per series A preferred share and $1.664585 per series B preferred share)	(10,281)	—	—	—	—	—	(10,281)	—	(10,281)
Common stock dividends ($0.64 per share)	—	—	—	—	(57,799)	—	(57,799)	—	(57,799)
Distributions	—	—	—	—	—	—	—	(1,599)	(1,599)
Balance at December 31, 2018	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of 5.625% series C preferred stock	86,250	—	—	—	—	—	86,250	—	86,250
Issuance of common stock	—	16,817,930	168	649,123	—	—	649,291	—	649,291
Offering costs	(3,017)	—	—	(10,391)	—	—	(13,408)	—	(13,408)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	93,424	1	2,352	—	—	2,353	8,577	10,930
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(24,618)	—	(854)	—	—	(854)	—	(854)
Conversion of units to common stock	—	96,060	1	664	—	—	665	(665)	—
Net income	11,055	—	—	—	50,924	—	61,979	2,022	64,001
Other comprehensive loss	—	—	—	—	—	(13,804)	(13,804)	(337)	(14,141)
Preferred stock dividends ($1.468752 per series A and series B preferred share and $0.394531 per series C preferred share)	(11,055)	—	—	—	—	—	(11,055)		(11,055)
Preferred unit distributions	—	—	—	—	—	—	—	(870)	(870)
Common stock dividends ($0.74 per share)	—	—	—	—	(81,112)	—	(81,112)	—	(81,112)
Distributions	—	—	—	—	—	—	—	(2,143)	(2,143)
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,001	$47,075	$41,700
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from unconsolidated real estate entities	—	—	(11)
Depreciation and amortization	98,891	80,042	64,852
Amortization of (below) above market lease intangibles, net	(7,907)	(5,981)	(2,270)
Amortization of loan origination fees	—	—	(150)
Deferred interest income on notes receivable	—	—	84
Gain on extinguishment of debt	—	—	(25)
Gain on sale of real estate	(16,297)	(17,222)	(29,573)
Amortization of debt issuance costs	1,383	1,332	1,147
Amortization of discount (premium) on notes payable, net	6	5	(169)
Equity based compensation expense	10,756	10,147	5,398
Straight-line rent	(7,588)	(6,477)	(4,737)
Change in working capital components:
Rents and other receivables	(875)	(1,249)	(946)
Deferred leasing costs	(8,317)	(6,212)	(5,693)
Other assets	1,024	(1,271)	(1,491)
Accounts payable, accrued expenses and other liabilities	1,573	651	4,203
Tenant security deposits	2,855	2,731	2,580
Prepaid rents	9	(796)	1,751
Net cash provided by operating activities	139,514	102,775	76,650
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(943,382)	(494,202)	(664,361)
Capital expenditures	(47,169)	(57,951)	(42,313)
Payments for deposits on real estate acquisitions	(14,526)	(25)	(2,475)
Distributions from unconsolidated real estate entities	—	—	11
Principal repayments of notes receivable	—	—	6,000
Proceeds from deposit on real estate sale	—	—	250
Proceeds from sale of real estate	32,335	44,965	95,988
Net cash used in investing activities	(972,742)	(507,213)	(606,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	83,233	—	72,475
Issuance of common stock, net	638,900	556,520	330,900
Proceeds from notes payable	135,000	401,000	612,000
Repayment of notes payable	(35,158)	(311,541)	(442,818)
Debt issuance costs	(143)	(1,748)	(2,268)
Debt extinguishment costs	—	—	(193)
Redemption of preferred stock in connection with liquidation of private REIT	—	—	(125)
Dividends paid to preferred stockholders	(11,055)	(10,281)	(5,288)
Dividends paid to common stockholders	(75,550)	(53,691)	(40,207)
Distributions paid to common unitholders	(2,019)	(1,496)	(1,313)
Distributions paid to preferred unitholders	(870)	—	—
Repurchase of common shares to satisfy employee tax withholding requirements	(854)	(594)	(1,568)
Net cash provided by financing activities	731,484	578,169	521,595
(Decrease) increase in cash, cash equivalents and restricted cash	(101,744)	173,731	(8,655)
Cash, cash equivalents and restricted cash, beginning of period	180,601	6,870	15,525
Cash, cash equivalents and restricted cash, end of period	$78,857	$180,601	$6,870
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,860, $2,053, and $1,694 for 2019, 2018 and 2017, respectively)	$23,494	$23,791	$18,423
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$3,262	$—	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to January 1, 2019	$3,457	$—	$—
Issuance of 4.43937% cumulative redeemable convertible preferred units in connection with property acquisition	$27,359	$—	$—
Accrual for capital expenditures	$6,407	$3,581	$3,500
Accrual of dividends	$21,624	$15,938	$11,727

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2019, our consolidated portfolio consisted of 213 properties with approximately 26.6 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.0 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2019 and 2018, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Reclassifications
In connection with the adoption of the new lease accounting standard on January 1, 2019, as further described below under—Adoption of New Accounting Pronouncements—Leases, tenant reimbursements and other income related to leases have been reclassified to “Rental income” in the consolidated statements of operations for the years ended December 31, 2018 and 2017 to conform to the 2019 financial statement presentation.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short-term maturity of these investments.
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). We include restricted cash with cash and cash equivalents in the consolidated statements of cash flows and provide a reconciliation between the balance sheet and the statement of cash flows provided that we have outstanding restricted cash balances. At December 31, 2019 and 2018, we did not have restricted cash balances.
Investments in Real Estate
Acquisitions
We account for acquisitions of properties under ASU 2017-01, Business Combinations–Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally no longer meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.   In determining the “as-if-vacant” value for the properties we acquired during the year ended December 31, 2019, we used discount rates ranging from 5.75% to 7.75% and capitalization rates ranging from 4.50% to 7.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2019, we used an estimated average lease-up period ranging from six months to twelve months.
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
We capitalized interest costs of $3.9 million, $2.1 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. We capitalized real estate taxes and insurance aggregating $1.3 million, $0.9 million, and $1.2 million and during the years ended December 31, 2019, 2018 and 2017, respectively. We capitalized compensation costs for employees who provide construction services of $2.7 million, $2.2 million and $1.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in ASC Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of December 31, 2019 and 2018, we did not have any properties classified as held for sale.
Deferred Leasing Costs
Subsequent to the adoption of the new lease accounting standard on January 1, 2019, we only capitalize incremental direct costs of a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs on a go-forward basis, will generally only include third-party broker commissions. Prior to January 1, 2019, under prior lease accounting guidance, we capitalized all initial direct costs which included third third-party broker commissions, as well as an allocation of internal compensation costs, including payroll, bonus and non-cash equity compensation, of employees who spent time on lease origination activities. In determining the amount of compensation costs to be capitalized for these employees, allocations were made based on estimates of the actual amount of time spent working on successful leases in comparison to time spent on unsuccessful origination efforts. We capitalized compensation costs for these employees of $1.0 million and $1.0 million during the years ended December 31, 2018 and 2017, respectively.
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

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the years ended December 31, 2019, 2018 or 2017.
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
We previously held a noncontrolling interest in a property through a joint venture (the “JV”). In 2016, following the sale of the JV’s final property, the JV distributed all of its available cash, with the exception of a small amount of working capital which was retained to cover the residual costs associated with the winding down of the JV. During the year ended December 31, 2017, all remaining assets were liquidated by the JV and we received a final distribution in the amount of $11 thousand which is reported in the line item “Equity in income from unconsolidated real estate entities” in the consolidated statements of operations. As of December 31, 2019 and 2018, we did not have any investments in unconsolidated real estate entities.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular federal corporate income tax, including any applicable alternative minimum tax.
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2019 and 2018, we have not established a liability for uncertain tax positions.
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
Rental Income
Minimum annual lease payments are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due. Rental income recognition commences when the tenant takes possession or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
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
Management, leasing and development services
We provide property management services and leasing services to related party and third-party property owners in exchange for fees and commissions. Property management services include performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. For these services, we earn monthly management fees, which are based on a fixed percentage of each managed property’s monthly tenant cash receipts. We have determined that control over the services is passed to the customer simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to our customers.
Leasing commissions are earned when we provide leasing services that result in an executed lease with a tenant. We have determined that control over the services is transferred to the customer upon execution of each lease agreement. We earn leasing commissions based on a fixed percentage of rental income generated for each executed lease agreement and there is no variable income component.
Gain or Loss on Sale of Real Estate
We account for dispositions of real estate properties, which are considered nonfinancial assets, in accordance with ASC 610-20: Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets and recognize a gain or loss on sale of real estate upon transferring control of the nonfinancial asset to the purchaser, which is generally satisfied at the time of sale. If we were to conduct a partial sale of real estate by transferring a controlling interest in a nonfinancial asset, while retaining a noncontrolling ownership interest, we would measure any noncontrolling interest received or retained at fair value and recognize a full gain or loss. If we receive consideration before transferring control of a nonfinancial asset, we recognize a contract liability. If we transfer control of the asset before consideration is received, we recognize a contract asset.
Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.7 million and

$1.2 million, $1.1 million for the years ended December 31, 2019, 2018, and 2017 respectively, as a reduction of rental income in the consolidated statements of operations.
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
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche.  For share-based awards that vest based on a performance condition, we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest. Forfeitures are recognized in the period in which they occur. See Note 13.
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
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See Note 14.
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
Upon adoption of ASC 842, we elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. We assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented all rental income earned pursuant to operating leases, including tenant reimbursements, as a single line item “Rental income” in the consolidated statement of operations for the year ended December 31, 2019. Prior to the adoption of ASC 842, we presented rental income, tenant reimbursements and other income related to leases separately in our consolidated statements of operations. For comparability, we have adjusted our comparative consolidated statement of operations for the years ended December 31, 2018 and 2017, to conform to the 2019 financial statement presentation.
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
See “Deferred Leasing Costs” above for a summary of employee related compensation costs capitalized during the years ended December 31, 2018 and 2017.
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
Allowance for Credit Losses
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the accounting for credit losses for certain financial instruments. ASU 2016-13 introduced the “current expected credit losses” (CECL) model, which requires companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost including financing receivables (loans) and trade receivables.  On November 26, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that operating lease receivables are outside the scope of ASC Topic 326 and instead should be accounted for under ASC 842. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

3.	Investments in Real Estate
Acquisition Summary
The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2019:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
12821 Knott Street(2)	Orange County - West	1/15/2019	120,800	1	$19,800
28510 Industry Drive(2)	Los Angeles - San Fernando Valley	1/17/2019	46,778	1	7,765
Conejo Spectrum Business Park(2)	Ventura	1/28/2019	531,378	9	106,250
2455 Ash Street(2)	San Diego - North County	3/5/2019	42,508	1	6,680
25413 Rye Canyon Road(2)	Los Angeles - San Fernando Valley	3/12/2019	48,075	1	5,529
1515 East 15th Street(3)	Los Angeles - Central LA	4/10/2019	238,015	1	28,100
13890 Nelson Avenue(2)	Los Angeles - San Gabriel Valley	4/12/2019	256,993	1	41,810
445-449 Freedom Avenue(2)	Orange County - North	4/12/2019	92,647	1	17,960
2270 Camino Vida Roble(2)	San Diego - North County	4/12/2019	106,311	1	16,791
980 Rancheros Drive(2)	San Diego - North County	4/16/2019	48,878	1	7,895
1145 Arroyo Avenue(2)	Los Angeles - San Fernando Valley	4/25/2019	147,019	1	29,862
1150 Aviation Place(2)	Los Angeles - San Fernando Valley	4/25/2019	147,000	1	29,694
1175 Aviation Place(2)	Los Angeles - San Fernando Valley	4/25/2019	92,455	1	17,844
1245 Aviation Place(2)	Los Angeles - San Fernando Valley	4/25/2019	132,936	1	26,055
635 8th Street(2)	Los Angeles - San Fernando Valley	4/25/2019	72,250	1	14,659
10015 Waples Court(2)	San Diego - Central County	4/25/2019	106,412	1	21,300
19100 Susana Road(2)	Los Angeles - South Bay	4/30/2019	52,714	1	13,510
15385 Oxnard Street(2)	Los Angeles - San Fernando Valley	5/3/2019	71,467	1	16,800
9750-9770 San Fernando Road(2)	Los Angeles - San Fernando Valley	5/16/2019	35,624	1	7,440
218 Turnbull Canyon(2)	Los Angeles - San Gabriel Valley	5/31/2019	190,900	1	27,100
The Merge(2)(4)	San Bernardino - Inland Empire West	6/6/2019	—	—	23,200
3340 San Fernando Road(2)(5)	Los Angeles - San Fernando Valley	7/3/2019	—	—	3,000
5725 Eastgate Drive(2)	San Diego - Central County	7/31/2019	27,267	1	8,150
18115 Main Street(2)	Los Angeles - South Bay	8/29/2019	42,270	1	6,750
3150 Ana Street(2)	Los Angeles - South Bay	8/29/2019	105,970	1	18,800
1402 Avenida Del Oro(6)	San Diego - North County	8/30/2019	311,995	1	73,550
9607-9623 Imperial Highway(2)	Los Angeles - Mid-Counties	9/5/2019	7,466	1	10,510
12200 Bellflower Boulevard(2)	Los Angeles - Mid-Counties	9/5/2019	54,161	1	16,325
Storm Parkway(2)	Los Angeles - South Bay	9/17/2019	267,503	8	66,165
2328 Teller Road(2)	Ventura	9/25/2019	126,317	1	23,273
6277-6289 Slauson Avenue(2)	Los Angeles - Central LA	10/3/2019	336,085	3	41,263
750 Manville Street(2)	Los Angeles - South Bay	10/4/2019	59,996	1	11,510
8985 Crestmar Point(2)	San Diego - Central County	10/25/2019	55,816	1	7,985

404-430 Berry Way(7)	Orange County - North	11/5/2019	120,250	3	27,600
415-435 Motor Avenue(2)	Los Angeles - San Gabriel Valley	11/13/2019	63,900	1	7,200
508 East E Street(2)	Los Angeles - South Bay	11/20/2019	57,522	1	14,892
12752-12822 Monarch Street(2)	Orange County - West	11/22/2019	276,585	1	34,000
1601 West Mission Boulevard(2)	Los Angeles - San Gabriel Valley	12/10/2019	751,528	1	87,780
2757 East Del Amo Boulevard(2)	Los Angeles - South Bay	12/11/2019	57,300	1	11,900
18250 Euclid Street(8)	Orange County - West	12/27/2019	62,838	1	14,000
Total 2019 Property Acquisitions			5,365,929	57	$970,697

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

(2)	This acquisition was funded with available cash on hand.

(3)
In connection with this acquisition, we issued the seller 593,960 newly issued 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership. See Note 12 for additional details.

(4)
The Merge is a fully entitled development site on which we are constructing a 334,000 rentable square foot six-building industrial complex. We have retained the seller as fee developer to construct the project. The purchase price includes $5.1 million of consideration held back in escrow to be released to the seller/developer upon meeting certain development milestones.

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

(7)
This acquisition was partially funded through a 1031 Exchange using $10.6 million of net cash proceeds from the sale of our property located at 13914-13932 East Valley Boulevard and available cash on hand.

(8)	This acquisition was partially funded through a 1031 Exchange using $9.4 million of net cash proceeds from the sale of our property located at 2350-2380 Eastman Avenue and available cash on hand.

The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2018:

Property	Submarket	Date of Acquisition	Rentable Square Feet		Number of Buildings		Contractual Purchase Price(1) (in thousands)
13971 Norton Avenue(2)	Inland Empire West	1/17/2018	103,208		1		$11,364
Ontario Airport Commerce Center(3)	Inland Empire West	2/23/2018	213,603		3		24,122
16010 Shoemaker Avenue(4)	Los Angeles - Mid-Counties	3/13/2018	115,600		1		17,218
4039 Calle Platino(5)	San Diego - North County	4/4/2018	143,274		1		20,000
851 Lawrence Drive(6)	Ventura	4/5/2018	49,976		1		6,600
1581 North Main Street(6)	Orange County - North	4/6/2018	39,661		1		7,150
1580 West Carson Street(7)	Los Angeles - South Bay	4/26/2018	43,787		1		7,500
660 & 664 North Twin Oaks Valley Road(6)	San Diego - North County	4/26/2018	96,993		2		14,000
1190 Stanford Court(6)	Orange County - North	5/8/2018	34,494		1		6,080
5300 Sheila Street(6)	Los Angeles - Central	5/9/2018	695,120		1		121,000
15777 Gateway Circle(4)	Orange County - Airport	5/17/2018	37,592		1		8,050
1998 Surveyor Avenue(4)(8)	Ventura	5/18/2018	—	(8)	—	(8)	5,821
3100 Fujita Street(4)	Los Angeles - South Bay	5/31/2018	91,516		1		14,037
4416 Azusa Canyon Road(4)	Los Angeles - San Gabriel Valley	6/8/2018	70,510		1		12,000
1420 Mckinley Avenue(4)	Los Angeles - South Bay	6/12/2018	136,685		1		30,000
12154 Montague Street(4)	Los Angeles - San Fernando Valley	6/29/2018	122,868		1		22,525
10747 Norwalk Boulevard(4)	Los Angeles - Mid-Counties	7/18/2018	52,691		1		10,835
29003 Avenue Sherman(4)	Los Angeles - San Fernando Valley	7/19/2018	68,123		1		9,500
16121 Carmenita Road(4)	Los Angeles - Mid-Counties	8/14/2018	108,500		1		13,300
1332-1340 Rocky Point Drive(4)	San Diego - North County	10/17/2018	73,747		3		10,170
6131-6133 Innovation Way(4)	San Diego - North County	11/6/2018	114,572		2		24,200
263-321 Gardena Boulevard(4)	Los Angeles - South Bay	11/8/2018	55,238		2		16,101
9200 Mason Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	80,410		1		9,041
9230 Mason Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	54,000		1		5,300
9250 Mason Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	56,292		1		6,626
9171 Oso Avenue(4)	Los Angeles - San Fernando Valley	11/30/2018	65,560		1		8,565
5593-5595 Fresca Drive(4)	Orange County - North	11/30/2018	115,200		1		14,000
6100 Sheila Street(4)	Los Angeles - Central	12/7/2018	74,527		1		18,245
14421-14441 Bonelli Street(9)	Los Angeles - San Gabriel Valley	12/28/2018	148,740		1		19,500
Total 2018 Property Acquisitions			3,062,487		35		$492,850

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

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

(8)
We acquired 1998 Surveyor Avenue as an under-construction building for a cost of $5.8 million and the assumption of the seller’s fixed-price construction contracts with approximately $4.4 million of remaining costs. During 2019, construction and lease-up of the 56,306 rentable square foot single-tenant building was completed.

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

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	2019	2018
Assets:
Land	$637,478	$312,410
Buildings and improvements	308,950	198,362
Tenant improvements	6,553	2,739
Acquired lease intangible assets(1)	39,502	26,085
Other acquired assets(2)	747	206
Total assets acquired	$993,230	$539,802
Liabilities:
Acquired lease intangible liabilities(3)	15,796	41,778
Other assumed liabilities(2)	5,768	2,247
Total liabilities assumed	$21,564	$44,025
Net assets acquired	$971,666	$495,777

(1)
For the 2019 acquisitions, acquired lease intangible assets are comprised of $36.3 million of in-place lease intangibles with a weighted average amortization period of 6.2 years and $3.2 million of above-market lease intangibles with a weighted average amortization period of 8.7 years. For the 2018 acquisitions, acquired lease intangible assets are comprised of $25.5 million of in-place lease intangibles with a weighted average amortization period of 14.8 years and $0.6 million of above-market lease intangibles with a weighted average amortization period of 7.1 years.

(2)	Includes other working capital assets acquired and liabilities assumed at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 6.1 years and 26.3 years, for the 2019 and 2018 acquisitions, respectively.

4.    Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases and above-market ground leases (in thousands):

	December 31,
	2019	2018
Acquired Lease Intangible Assets:
In-place lease intangibles	$154,370	$119,517
Accumulated amortization	(87,955)	(68,481)
In-place lease intangibles, net	$66,415	$51,036

Above-market tenant leases	$14,296	$11,125
Accumulated amortization	(7,621)	(6,478)
Above-market tenant leases, net	$6,675	$4,647
Acquired lease intangible assets, net	$73,090	$55,683

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(81,718)	$(66,388)
Accumulated accretion	22,378	13,778
Below-market tenant leases, net	$(59,340)	$(52,610)

Above-market ground lease(1)	$—	$(290)
Accumulated accretion(1)	—	173
Above-market ground lease, net(1)	$—	$(117)
Acquired lease intangible liabilities, net	$(59,340)	$(52,727)

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

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2019	2018	2017
In-place lease intangibles(1)	$20,936	$18,135	$15,598
Net below market tenant leases(2)	$(7,907)	$(5,949)	$(2,238)
Above-market ground lease(3)	$—	$(32)	$(32)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(3)	The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2019, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)
2020	$18,687	$(8,790)
2021	11,713	(5,416)
2022	7,278	(3,693)
2023	5,750	(3,081)
2024	4,045	(2,479)
Thereafter	18,942	(29,206)
Total	$66,415	$(52,665)

(1)	Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operations.

(2)	Estimated amounts of amortization will be recorded as a net increase to rental income in the consolidated statements of operations.

5.	Notes Payable

The following table summarizes the balance of our indebtedness as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Principal amount	$860,958	$761,116
Less: unamortized discount and debt issuance costs(1)	(3,116)	(3,745)
Carrying value	$857,842	$757,371
(1)   Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Principal Amount	Unamortized Discount and Debt Issuance Costs	Contractual Maturity Date		Stated Interest Rate(1)		Effective Interest Rate(2)
Secured Debt
$60M Term Loan(3)	$58,499	$(179)	$58,499	$(230)	8/1/2023	(3)	LIBOR+1.70%		3.55%
Gilbert/La Palma(4)	2,459	(121)	2,617	(129)	3/1/2031		5.125%		5.48%
Unsecured Debt
$100M Term Loan Facility	100,000	(177)	100,000	(260)	2/14/2022		LIBOR+1.20%	(5)	3.05%	(6)
Revolving Credit Facility	—	—	—	—	2/12/2021	(7)	LIBOR+1.10%	(5)(8)	2.86%
$225M Term Loan Facility	225,000	(1,104)	225,000	(1,476)	1/14/2023		LIBOR+1.20%	(5)	2.74%	(9)
$150M Term Loan Facility	150,000	(866)	150,000	(1,028)	5/22/2025		LIBOR+1.50%	(5)	4.37%	(10)
$100M Notes	100,000	(424)	100,000	(500)	8/6/2025		4.290%		4.37%
$125M Notes	125,000	(108)	125,000	(122)	7/13/2027		3.930%		3.94%
$25M Series 2019A Notes	25,000	(34)	—	—	7/16/2029		3.880%		3.89%
$75M Series 2019B Notes	75,000	(103)	—	—	7/16/2034		4.030%		4.04%
Total	$860,958	$(3,116)	$761,116	$(3,745)

(1)	Reflects the contractual interest rate under the terms of the loan, as of December 31, 2019.

(2)
Reflects the effective interest rate as of December 31, 2019, which includes the effect of the amortization of discounts and debt issuance costs and the effect of interest rate swaps that are effective as of December 31, 2019.

(3)	This term loan is secured by six properties. One 24-month extension available at the borrower’s option, subject to certain terms and conditions.

(4)	Monthly payments of interest and principal are based on a 20-year amortization table.

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

(6)	As of December 31, 2019, interest on the $100.0 million term loan facility has been effectively fixed through the use of one interest rate swap. See Note 7 for details.

(7)	Two additional six-month extensions are available at the borrower’s option.

(8)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(9)	As of December 31, 2019, interest on the $225.0 million term loan facility has been effectively fixed through the use of two interest rate swaps. See Note 7 for details.

(10)	As of December 31, 2019, interest on the $150.0 million term loan facility has been effectively fixed through the use of one interest rate swap. See Note 7 for details.

Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of December 31, 2019, and does not consider extension options available to us as noted in the table above (in thousands):

2020	$166
2021	566
2022	100,967
2023	282,518
2024	204
Thereafter	476,537
Total	$860,958

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
Modification of $60 Million Term Loan
On June 27, 2018, we entered into the Second Modification Agreement (the “Modification Agreement”) to amend our Term Loan Agreement, dated as of July 24, 2013 (as amended from time to time) for our $60.0 million term loan (the “$60 Million Term Loan”)
The Modification Agreement, among other things, (i) extends the maturity date of the $60 Million Term Loan from August 1, 2019, to August 1, 2023, (ii) decreases the interest rate from LIBOR plus 1.90% per annum to LIBOR plus 1.70% per annum, (iii) provides for one 24-month extension option at the borrower’s option, subject to certain terms and conditions, and (iv) amends the repayment schedule of the $60 Million Term Loan by adding 36 months of interest only payments, followed by equal monthly payments of principal ($65,250), plus accrued interest until maturity.
Credit Facility
As of December 31, 2019, we have a $450.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $350.0 million unsecured revolving credit facility (the “Revolver”) and a $100.0 million unsecured term loan facility (the “$100 Million Term Loan Facility”). The Revolver is scheduled to mature on February 12, 2021, and has two six-month extension options available, and the $100 Million Term Loan Facility is scheduled to mature on February 14, 2022. Under the terms of the Credit Facility, we may request additional lender commitments up to an additional aggregate $550.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the $100 Million Term Loan Facility, additional term loan tranches or any combination of the foregoing.
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
As of December 31, 2019, we did not have any borrowings outstanding under the Revolver, leaving $350.0 million available for future borrowings.
On February 13, 2020, we amended and expanded the Credit Facility. For additional details see Note 16 – Subsequent Events.
Debt Covenants
The Credit Facility, $225 Million Term Loan Facility, $150 Million Term Loan Facility, our $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and the Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

•	Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•	For the Credit Facility, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;

•	For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;

•	Maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•	Maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•	Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.5 to 1.0;

•	Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and

•	Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
The Credit Facility, $225 Million Term Loan Facility, $150 Million Term Loan Facility, $100 Million Notes, $125 Million Notes and the Series 2019A and 2019B Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Subject to the terms of the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. In November 2019, Fitch affirmed the BBB rating of the Senior Notes with a stable outlook.

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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2019.

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
We recognized $256.3 million of rental income related to operating lease payments of which $214.5 million are for fixed lease payments and $41.8 million are for variable lease payments for the year ended December 31, 2019.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2019 (in thousands):

For the year ending December 31,
2020	$232,304
2021	198,408
2022	160,341
2023	125,869
2024	89,630
Thereafter	307,584
Total	$1,114,136

The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
ASC 842 Current Period Disclosures
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
We lease office space as part of conducting our day-to-day business. As of December 31, 2019, our office space leases have remaining lease terms ranging from approximately 4 months to 5 years and some include options to renew. These renewal terms can extend the lease term from 3 to 5 years and are included in the lease term when it is reasonably certain that we will exercise the option.
Upon the adoption of ASC 842 on January 1, 2019, we recognized lease liabilities of $3.6 million (in “Accounts payable, accrued expenses and other liabilities”) and related ROU assets of $3.3 million (in “Other assets”) on our consolidated balance sheets, based on the present value of lease payments for the remaining term of our existing leases. Operating lease

ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Upon acquisition of the parcel of land noted above, we reclassified the ROU asset to land and recorded the difference between the purchase price and the carrying amount of the lease liability immediately before the purchase as an adjustment of the carrying value of the land. As of December 31, 2019, total ROU assets and lease liabilities were approximately $3.5 million and $3.8 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
The tables below present financial information associated with our leases. This information is only presented as of, and for year ended December 31, 2019 because, as previously noted, we adopted ASC 842 on a prospective basis which does not require application to periods prior to adoption.

Lease Cost (in thousands)	Year Ended December 31, 2019
Operating lease cost(1)	$1,044
Variable lease cost(1)	54
Sublease income(2)	(162)
Total lease cost	$936

(1)	Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statement of operations.

(2)	Amount is included in “Rental income” in the accompanying consolidated statement of operations.

Other Information (in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$961
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$6,720

(1)	The reported amount includes $3.3 million for operating leases existing on January 1, 2019.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term	4.7
Weighted-average discount rate(1)	3.92%

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

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$805
2021	888
2022	779
2023	807
2024	826
Thereafter	69
Total undiscounted lease payments	$4,174
Less imputed interest	(398)
Total lease liabilities	$3,776

We have additional operating leases for office space of $3.4 million which have not commenced as December 31, 2019, and as such, have not been recognized on our consolidated balance sheets. These operating leases are expected to commence in 2020 and have lease terms of approximately 5 years.

ASC 840 Comparative Period Disclosure
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

We recognized rental expense for our ground lease in the amount of $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. We recognized rental expense for our office space leases in the amount of $0.7 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.
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

The following table sets forth a summary of our interest rate swaps as of December 31, 2019 and 2018 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Current Notional Amount(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Rate Swap	1/15/2015	2/15/2019	1.8260%	$—	$30,000	$—	$25
Interest Rate Swap	7/15/2015	2/15/2019	2.0100%	$—	$28,108	$—	$17
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$489	$3,974
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$277	$3,023
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$100,000	$(332)	$1,731
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$—	$(8,156)	$(2,351)

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

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

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(12,103)	$649	$2,084
Amount of gain (loss) reclassified from AOCI into earnings as “Interest expense”	$2,038	$1,204	$(1,341)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$26,875	$25,416	$20,209

During the next twelve months, we estimate that an additional $1.4 million will be reclassified from AOCI into earnings as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2019 and 2018, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Interest Rate Swap Asset	$766	$—	$766	$—
Interest Rate Swap Liability	$(8,488)	$—	$(8,488)	$—
December 31, 2018
Interest Rate Swap Asset	$8,770	$—	$8,770	$—
Interest Rate Swap Liability	$(2,351)	$—	$(2,351)	$—

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

The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2019 and 2018 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2019	$882,813	$—	$—	$882,813	$857,842
December 31, 2018	$759,491	$—	$—	$759,491	$757,371

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.4 million, $0.4 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, in management, leasing and development services revenue.
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
As of December 31, 2019 and 2018, we had a $0.6 million and $1.0 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date. As of December 31, 2019 and 2018, we also had a $0.6 million and $1.0 million corresponding indemnification asset recorded in our consolidated balance sheets in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Tenant and Construction Related Commitments
As of December 31, 2019, we had commitments of approximately $31.9 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2019, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
As of December 31, 2019, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.
During the year ended December 31, 2019, no single tenant accounted for more than 5% of our total consolidated rental income.

11.     Dispositions
The table below summarizes the properties we sold during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contract Sales Price(1)	Gain Recorded
2019 Dispositions:
2350-2384 Orangethorpe Avenue and 1631 Placentia Avenue	Orange County - North	6/27/2019	62,395	$11,575	$4,810
939 Poinsettia Avenue - Unit 301	San Diego - North County	7/31/2019	6,562	$1,263	$895
13914-13932 East Valley Boulevard	Los Angeles - San Gabriel Valley	10/11/2019	58,084	$11,180	$6,233
2350-2380 Eastman Avenue	Ventura	12/20/2019	55,321	$9,581	$4,359
Total			182,362	$33,599	$16,297

2018 Dispositions:
8900-8980 Benson Avenue and 5637 Arrow Highway	Inland Empire West	1/2/2018	88,016	$11,440	$4,029
700 Allen Avenue and 1851 Flower Street	Los Angeles - San Fernando Valley	1/17/2018	25,168	$10,900	$4,753
200-220 South Grand Avenue	Orange County - Airport	3/7/2018	27,200	$4,515	$1,201
6770 Central Avenue—Building B	Inland Empire West	4/9/2018	11,808	$1,676	$1,113
1910-1920 Archibald Avenue	Inland Empire West	5/9/2018	78,243	$9,050	$495
311 East 157th Street	Los Angeles - South Bay	12/12/2018	12,000	$3,000	$1,578
329 East 157th Street	Los Angeles - South Bay	12/20/2018	12,000	$2,675	$1,597
319 East 157th Street	Los Angeles - South Bay	12/27/2018	24,000	$4,763	$2,456
Total			278,435	$48,019	$17,222

2017 Dispositions:
9375 Archibald Avenue	Inland Empire West	3/31/2017	62,677	$6,875	$2,668
2535 Midway Drive	San Diego - Central	5/17/2017	373,744	$40,050	$16,026
2811 Harbor Boulevard	Orange County - Airport	6/28/2017	126,796	$18,700	$594
12345 First American Way	San Diego - Central	10/31/2017	40,022	$7,600	$4,146
9401 De Soto Avenue	Los Angeles - San Fernando Valley	11/2/2017	150,831	$23,000	$4,748
77-700 Enfield Lane	Inland Empire East	11/29/2017	21,607	$2,431	$1,391
Total			775,677	$98,656	$29,573

(1) Represents the gross contractual sales price before commissions, prorations and other closing costs.

12.	Stockholders’ Equity
Preferred Stock
On September 20, 2019, we completed an underwritten public offering of 3,450,000 shares of our 5.625% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") at a price of $25.00 per share. The net proceeds from the offering were approximately $83.2 million after deducting the underwriters’ discount and offering costs totaling $3.0 million. The Series C Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after September 20, 2024, or earlier upon certain circumstances.
On November 13, 2017, we completed an underwritten public offering of 3,000,000 shares of our 5.875% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at a price of $25.00 per share. The net proceeds from the offering were approximately $72.5 million after deducting the underwriters’ discount and offering costs totaling $2.5 million. The Series B Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 13, 2022, or earlier upon certain circumstances.
As of December 31, 2019 and 2018, we had 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after August 16, 2021, or earlier upon certain circumstances.
Dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Series A, B and C Preferred Stock”) are cumulative and will be payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A, B and C Preferred Stock have no stated maturity dates and will not be subject to mandatory redemption or any sinking funds. The holders of our Series A, B and C Preferred Stock rank senior to the holders of our common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. The holders of our Series A, B and C Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly dividend periods (whether or not consecutive). Upon the occurrence of a specified change of control transaction, we may, at our option, redeem the Series A, B and C Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If we do not exercise our right to redeem the Series A, B and C Preferred Stock, upon the occurrence of a specified change of control transaction, the holders of Series A, B and C Preferred Stock have the right to convert some or all of their shares into a number of the Company’s common shares equivalent to $25.00 plus accrued and unpaid dividends, divided by the average closing price per share of the Company’s common stock for the 10 trading days preceding the date of the change of control, but not to exceed a certain capped number of shares of common stock per share of Series A, B and C Preferred Stock, subject to certain adjustments.
Common Stock
On June 13, 2019, we established a new at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents. The $550 Million ATM Program replaces our previous $450.0 million at-the-market equity offering program which was established on February 19, 2019. In addition, we previously established a $400.0 million at-the-market equity offering program on June 13, 2018, a $300.0 million at-the-market equity offering program on September 21, 2017, a $150 million at-the-market program on June 12, 2017, and a $125 million at-the-market program on April 17, 2015. Substantially all available shares of common stock under each of the previous at-the-market programs were sold prior to establishing new programs.
During the year ended December 31, 2019, we sold a total of 16,817,930 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $38.61 per share, for gross proceeds of $649.3 million, and net proceeds of $639.6 million, after deducting the sales agents’ fee. During the year ended December 31, 2018, we sold 18,177,242 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $31.12 per share, for gross proceeds of $565.6 million, and net proceeds of $557.1 million , after deducting the sales agents’ fee. During the year ended December 31, 2017, we sold 11,968,927 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $28.13 per share, for gross proceeds of $336.6 million, and net proceeds of $331.6 million, after deducting the sales agent’s fee.
As of December 31, 2019, we had the capacity to issue up to an additional $350.7 million of common stock under the $550 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and Series 1 CPOP Units, as described below, that are not owned by us.
Operating Partnership Units
As of December 31, 2019, noncontrolling interests consisted of 1,832,226 OP Units and 891,547 fully-vested LTIP units and performance units which represented approximately 2.3% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See Note 14 for a description of LTIP units and Performance Units.
During the years ended December 31, 2019, 2018 and 2017, we redeemed 96,060, 67,175 and 61,256 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $0.7 million, $0.6 million, and $0.6 million, respectively, from noncontrolling interests to total stockholders’ equity.
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
The transaction was priced based upon a common stock price of $31.56, equal to the trailing 30-day average closing price of our common stock as of the letter of intent date (the “Average Value”). Holders of Series 1 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.43937% per annum of the $45.50952 per unit liquidation preference (a 44.2% conversion premium to the Average Value described above), payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 28, 2019. The holders of Series 1 CPOP Units are entitled to receive the liquidation preference, which is $45.50952 per unit or approximately $27.0 million in the aggregate for all of the Series 1 CPOP Units, before the holders of OP Units in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
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
Private REIT Portfolio Preferred Stock
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

Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2019 and 2018, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2019	2018
Accumulated other comprehensive income - beginning balance	$6,262	$6,799
Other comprehensive (loss) income before reclassifications	(12,103)	649
Amounts reclassified from accumulated other comprehensive income to interest expense	(2,038)	(1,204)
Net current period other comprehensive loss	(14,141)	(555)
Less: other comprehensive loss attributable to noncontrolling interests	337	18
Other comprehensive loss attributable to common stockholders	(13,804)	(537)
Accumulated other comprehensive (loss) income - ending balance	$(7,542)	$6,262

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
The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2019, 2018 and 2017:

	Common Stock
	Year Ended December 31,
	2019		2018		2017
Ordinary Income	$0.783269	100.00%	$0.623496	99.76%	$0.498827	95.68%
Return of Capital	—	—%	0.001504	0.24%	0.022526	4.32%
Capital Gain	—	—%	—	—%	—	—%
Total	$0.783269	100.00%	$0.625000	100.00%	$0.521353	100.00%

	Series A Preferred Stock
	Year Ended December 31,
	2019		2018		2017
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series B Preferred Stock				Series C Preferred Stock
	Year Ended December 31,				Year Ended December 31,
	2019		2018		2019
Ordinary Income	$1.468752	100.00%	$1.664585	100.00%	$0.394531	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.468752	100.00%	$1.664585	100.00%	$0.394531	100.00%

13.	Incentive Award Plan
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
    The aggregate number of shares of our common stock, LTIP units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000 plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of December 31, 2019, a total of 1,267,576 shares of common stock, LTIP units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
On December 16, 2019, the compensation committee awarded 120,243 LTIP units to Messrs. Howard Schwimmer, Michael S. Frankel, Adeel Khan and David Lanzer (collectively, the “executives”) that are subject to time-based vesting conditions (the “2019 LTIP Award”) and 294,994 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (the “2019 Performance Award”).
On December 15, 2018, the compensation committee awarded 132,875 LTIP units to the executives that are subject to time-based vesting conditions (the “2018 LTIP Award”) and 204,517 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (the “2018 Performance Award”).
On December 15, 2017, the compensation committee awarded 122,631 LTIP units to the executives that are subject to time-based vesting requirements (the “2017 LTIP Award”) and 188,250 Performance Units that are subject to market-based vesting conditions (the “2017 Market Performance Award”).

2019, 2018, and 2017 LTIP Unit Awards
Each of the 2019, 2018 and 2017 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense will be recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2019 LTIP Award	2018 LTIP Award	2017 LTIP Award
Valuation date	December 16, 2019	December 15, 2018	December 15, 2017
Closing share price of common stock	$45.74	$31.42	$30.58
Discount for post-vesting restrictions and book-up events	6.4%	7.7%	5.0%
Grant date fair value (in thousands)	$5,148	$3,853	$3,563

The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2016	241,691	$18.43
Granted	122,631	$29.05
Vested	(70,837)	$17.48
Balance at December 31, 2017	293,485	$23.10
Granted	190,318	$28.43
Vested	(156,755)	$23.29
Balance at December 31, 2018	327,048	$26.12
Granted	179,758	$39.67
Vested	(208,394)	$26.14
Balance at December 31, 2019	298,412	$34.26

2019, 2018 and 2017 Performance Unit Awards
Each of the 2019, 2018 and 2017 Performance Awards are comprised of a number of units designated as base units and a number of units designated as distribution equivalents, which are further described below:

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

The following table summarizes the total number of base units and distribution equivalent units awarded to the executives for each of the Performance Unit awards:

	Absolute TSR Base Units(1)	Relative TSR Base Units(1)	FFO Per-Share Base Units(1)	Distribution Equivalent Units	Total Performance Units
2019 Performance Award	118,339	74,033	85,898	16,724	294,994
2018 Performance Award	63,473	63,473	63,471	14,100	204,517
2017 Performance Award	70,000	105,000	—	13,250	188,250

(1)
For each Performance Award, a number of the base units are designated as Absolute TSR Base Units and Relative TSR Base Units (combined, a “Market Performance Award”) and a number of units are designated as FFO Per-Share Base Units (each an “FFO Per-Share Award”).

The following table summarizes the performance levels and vesting percentages for the Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units, and the three-year performance period for each of the Performance Unit awards:

		Absolute TSR Base Units		Relative TSR Base Units		FFO Per-Share Base Units
	Performance Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage	FFO per Share Growth	FFO Vesting Percentage	Three-Year Performance Period
2019 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	25%	35th Percentile	25%	12%	25%	Jan 1, 2020
	“Target Level”	24%	50%	55th Percentile	50%	16.5%	50%	to
	“Maximum Level”	≥ 30%	100%	≥ 75th Percentile	100%	≥ 21%	100%	Dec 31, 2022

2018 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	25%	35th Percentile	25%	12%	25%	Jan 1, 2019
	“Target Level”	24%	60%	55th Percentile	60%	16.5%	60%	to
	“Maximum Level”	≥ 30%	100%	≥ 75th Percentile	100%	≥ 21%	100%	Dec 31, 2021

2017 Award		< 18%	—%	< 35th Percentile	—%	--	--
	“Threshold Level”	18%	25%	35th Percentile	25%	--	--	Dec 15, 2017
	“Target Level”	27%	60%	55th Percentile	60%	--	--	to
	“Maximum Level”	≥ 36%	100%	≥ 75th Percentile	100%	--	--	Dec 14, 2020
If the Company’s TSR percentage, peer group relative performance or FFO per share growth falls between the levels specified in the tables above, the percentage of Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units that vest will be determined using straight-line interpolation between such levels.
Fair Value of Awards With Market-Based Vesting Conditions
The grant date fair value of each of the 2019, 2018 and 2017 Market Performance Awards is based on the sum of the following: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The grant date fair value of each of these awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations, to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the awards with market-based vesting conditions.

	2019 Market Performance Award	2018 Market Performance Award	2017 Market Performance Award
Valuation date	December 16, 2019	December 15, 2018	December 15, 2017
Expected share price volatility for the Company	18.0%	20.0%	18.0%
Expected share price volatility for peer group companies - low end of range(1)	12.0%	16.0%	15.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
Expected dividend yield	1.90%	2.50%	2.40%
Risk-free interest rate	1.74%	2.80%	1.96%
Grant date fair value (in thousands)	$3,922	$2,090	$2,714

(1)
For the 2019 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 21.0% and 24.4%, respectively. For the 2018 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 23.0% and 27.1%, respectively. For the 2017 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 21.0% and 25.3%, respectively.

The expected share price volatilities are based on a mix of the historical and implied volatilities of the Company and the peer group companies. The expected dividend yield is based on our average historical dividend yield and our dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the three-year time period of the performance period.
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
Fair Value of Awards with Performance-Based Vesting Conditions
The grant date fair value of the 2019 FFO Per-Share Award is $2.0 million, which is based on the Company’s closing stock price on the grant date ($45.74 on December 16, 2019) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2018 FFO Per-Share Award is $2.0 million, which is based on the Company’s closing stock price preceding the grant date ($31.42 on December 14, 2018) and the achievement of FFO per-share performance at the maximum level.
Compensation cost for the 2019 and 2018 FFO Per-Share Awards will reflect the number of units that are expected to vest based on the probable outcome of the performance condition and will be adjusted to reflect those units that ultimately vest at the end of the three-year performance period.
2016 and 2015 Performance Award Vestings
On December 28, 2019, the three-year performance period for the 2016 performance award ended, and the following Performance Units vested: (i) 100% of the 74,000 Absolute TSR Base Units based on the Company achieving a TSR greater than 50%, the maximum level, (ii) 100% of the 111,000 Relative TSR Base Units based on the Company finishing in the 75th or greater percentile, the maximum level, of the peer group of companies included in the SNL U.S. Equity REIT Index (with respect to entities with an implied market capitalization of $1 billion to $2 billion), and (iii) 10,628 distribution equivalents, for a total of 195,628 vested Performance Units. On December 28, 2019, we canceled the remaining 3,372 distribution equivalents that did not vest.
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

Restricted Common Stock
Shares of our restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the plan administrator, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions generally expire upon vesting. Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends.
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company, other than executives, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  During the year ended December 31, 2019, we granted 97,527 shares of restricted common stock to non-executive employees. The grant date fair value of these awards was $3.4 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $34.20 to $47.90 per share.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the year ended December 31, 2019, each of our non-employee directors (other than Mr. Ziman) were granted 2,264 shares of restricted common stock with a grant date fair value of $85,000 and Mr. Ziman was granted 1,864 shares of restricted common stock with a grant date fair value of $70,000, based on the $37.54 closing share price of the Company’s common stock on the date of grant.
The following table sets forth our unvested restricted stock activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2016	287,827	$15.92
Granted	104,727	$23.78
Forfeited	(35,959)	$18.74
Vested(1)(2)	(165,900)	$15.43
Balance at December 31, 2017	190,695	$20.13
Granted	104,560	$27.72
Forfeited	(13,031)	$23.51
Vested(1)(2)	(81,826)	$19.40
Balance at December 31, 2018	200,398	$24.17
Granted	110,711	$34.85
Forfeited	(17,287)	$29.71
Vested(1)(2)	(81,277)	$23.23
Balance at December 31, 2019	212,545	$29.64

(1)
The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $2.9 million, $2.4 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
Total shares vested include 24,618, 21,324 and 57,444 shares of common stock that were tendered by employees during the years ended December 31, 2019, 2018 and 2017, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

Share-Based Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Expensed share-based compensation(1)	$10,756	$10,147	$5,398
Capitalized share-based compensation(2)	174	255	162
Total share-based compensation	$10,930	$10,402	$5,560

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
For the years ended December 31, 2018 and 2017, amounts capitalized relate to employees who provide construction or leasing services and are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets. For the year ended December 31, 2019, amounts capitalized only relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets.

In April 2019, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2019 annual bonuses partly in cash and partly in LTIP units. Share-based compensation expense for the year ended December 31, 2019, includes $1.8 million for the portion of Messrs. Schwimmer and Frankel’s 2019 accrued bonus that was settled with the grant of fully-vested LTIP Units in February 2020.
In May 2018, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2018 annual bonuses partly in cash and partly in LTIP units. Accordingly, on February 15, 2019, at the same time that annual bonuses were paid to the executives, Messrs. Schwimmer and Frankel were each granted 24,641 LTIP Units that were fully vested on the grant date. Share-based compensation expense for the year ended December 31, 2018, includes $1.7 million for the portion of Messrs. Schwimmer and Frankel’s 2018 accrued bonus that was settled with these fully-vested LTIP Units.
In February 2018, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2017 annual bonuses partly in cash and partly in LTIP units. Accordingly, on February 21, 2018, at the same time that annual bonuses were paid to the executives, Messrs. Schwimmer and Frankel were each granted 22,517 LTIP units that were fully vested on the grant date. Share-based compensation expense for the year ended December 31, 2018, includes $1.2 million for the portion of Messrs. Schwimmer and Frankel’s 2017 accrued bonus that was settled with these fully-vested LTIP Units.
As of December 31, 2019, total unrecognized compensation cost related to all unvested share-based awards was $21.4 million and is expected to be recognized over a weighted average remaining period of 27 months.

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$64,001	$47,075	$41,700
Less: Preferred stock dividends	(11,055)	(9,694)	(5,875)
Less: Net income attributable to noncontrolling interests	(2,022)	(865)	(988)
Less: Net income attributable to participating securities	(447)	(378)	(410)
Net income attributable to common stockholders	$50,477	$36,138	$34,427

Denominator:
Weighted average shares of common stock outstanding - basic	106,407,283	86,824,235	71,198,862
Effect of dilutive securities - performance units	391,765	511,514	399,792
Weighted average shares of common stock outstanding - diluted	106,799,048	87,335,749	71,598,654

Earnings per share - Basic
Net income attributable to common stockholders	$0.47	$0.42	$0.48
Earnings per share - Diluted:
Net income attributable to common stockholders	$0.47	$0.41	$0.48

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

15.	Quarterly Information (unaudited)
The following tables set forth selected quarterly information for the years ended December 31, 2019 and 2018 (in thousands except per share amounts):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$74,399	$68,061	$64,390	$60,363
Net income	$24,382	$12,948	$15,954	$10,717
Net income attributable to common stockholders	$19,904	$9,746	$12,848	$7,979
Net income attributable to common stockholders per share - basic	$0.18	$0.09	$0.12	$0.08
Net income attributable to common stockholders per share - diluted	$0.18	$0.09	$0.12	$0.08

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$57,008	$55,194	$51,756	$48,536
Net income	$15,207	$8,965	$7,819	$15,084
Net income attributable to common stockholders	$12,413	$6,307	$5,172	$12,246
Net income attributable to common stockholders per share - basic	$0.13	$0.07	$0.06	$0.16
Net income attributable to common stockholders per share - diluted	$0.13	$0.07	$0.06	$0.15

16.    Subsequent Events
Dividends Declared
On February 10, 2020, our board of directors declared a quarterly cash dividend in the amount of $0.215 per share of common stock and a quarterly cash distribution in the amount of $0.215 per OP Unit, to be paid on April 15, 2020, to holders of record as of March 31, 2020. Also on February 10, 2020, our board of directors declared a quarterly cash dividend in the amount of $0.367188 per share of the Series A Preferred Stock, $0.367188 per share of the Series B Preferred Stock, $0.351563 per share of the Series C Preferred Stock and $0.505085 per Series 1 CPOP Unit to be paid on March 31, 2020, to holders of record as of March 13, 2020.
Third Amended and Restated Credit Facility
On February 13, 2020, we amended our existing $450 million Credit Facility by entering into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended Term Loan Facility"). The Amended Revolver is scheduled to mature on February 13, 2024, and has two six-month extension options available, and the Amended Term Loan Facility is scheduled to mature on February 14, 2022. Subject to certain terms and conditions set forth in the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $900.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended Term Loan Facility, additional term loan tranches or any combination of the foregoing.
     Interest on the Amended Credit Agreement is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our leverage ratio or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our leverage ratio. The margins for the Amended Revolver range in amount from 1.05% to 1.50% per annum for LIBOR-based loans and 0.05% to 0.50% per annum for Base Rate-based loans, depending on our leverage ratio. The margins for the Amended Term Loan Facility range in amount from 1.20% to 1.70% per annum for LIBOR-based loans and 0.20% to 0.70% for Base Rate-based loans, depending on our leverage ratio.
     If we attain one additional investment grade rating by one or more of S&P or Moody’s to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.725% to 1.40% for LIBOR-based loans and 0.00% to 0.45% for Base Rate-based loans, depending on such rating. The margins for the Amended Term Loan Facility will range in amount from 0.85% to 1.65% per annum for LIBOR-based loans and 0.00% to 0.65% per annum for Base Rate-based loans, depending on such rating.
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

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	--	(4)	$3,875	$2,407	$9,869	$3,875	$12,276	$16,151	$(6,855)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	--	(4)	4,150	3,050	8,709	4,150	11,759	15,909	(6,438)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	--		2,317	2,534	921	2,317	3,455	5,772	(2,262)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	--	(4)	868	—	4,178	868	4,178	5,046	(1,803)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	--		2,539	2,020	3,002	2,539	5,022	7,561	(2,806)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	--	(4)	6,817	6,089	1,188	6,817	7,277	14,094	(4,096)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	--		2,525	3,380	6,481	2,525	9,861	12,386	(4,331)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	--		2,666	3,343	3,723	2,666	7,066	9,732	(3,455)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	--		2,346	4,522	2,312	2,346	6,834	9,180	(3,663)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	--		4,711	3,199	3,133	4,711	6,332	11,043	(1,380)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	--		1,784	2,974	1,955	1,784	4,929	6,713	(2,610)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	--		3,740	260	7,022	3,740	7,282	11,022	(2,395)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	--		1,849	6,776	4,933	1,849	11,709	13,558	(5,456)	1987 / 2008 / 2015	2006
15715 Arrow Highway	Irwindale, CA	--	(4)	3,604	5,056	(85)	3,604	4,971	8,575	(2,531)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	--		5,470	7,308	4,031	5,470	11,339	16,809	(5,878)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	--		5,001	7,658	3,732	5,001	11,390	16,391	(6,329)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	--		3,473	5,119	1,157	3,473	6,276	9,749	(3,396)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	--		3,647	11,867	2,737	3,647	14,604	18,251	(8,160)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	--		3,013	2,161	867	3,013	3,028	6,041	(824)	1957 / 1989, 2017	2013

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
901 W. Alameda Ave.	Burbank, CA	--	6,304	2,996	5,327	6,304	8,323	14,627	(4,249)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	--	7,015	7,078	1,705	7,015	8,783	15,798	(3,902)	1961, 1983 / 2008-2010	2007
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	--	1,759	2,834	2,028	1,759	4,862	6,621	(1,917)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	--	6,974	2,902	226	6,974	3,128	10,102	(1,520)	2008	2009
131 W. 33rd St.	National City, CA	--	2,390	5,029	535	2,390	5,564	7,954	(2,839)	1969 / 2008	2006
5803 Newton Dr.	Carlsbad, CA	--	3,152	7,155	1,709	1,692	5,744	7,436	(3,150)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	--	4,213	5,584	859	2,678	4,587	7,265	(2,226)	1989 / 2007	2008
3720-3750 W. Warner Ave.	Santa Ana, CA	--	3,028	1,058	1,016	3,028	2,074	5,102	(993)	1973 / 2008	2007
6750 Unit C - 6780 Central Ave.	Riverside, CA	--	2,659	911	1,104	1,153	1,595	2,748	(823)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	--	3,092	1,900	536	3,092	2,436	5,528	(687)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	--	4,298	5,075	1,406	4,298	6,481	10,779	(1,853)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	--	3,481	3,530	15	3,481	3,545	7,026	(1,225)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	--	4,179	5,358	5	4,179	5,363	9,542	(1,356)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	--	1,582	1,856	145	1,582	2,001	3,583	(493)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	--	3,158	4,860	865	3,158	5,725	8,883	(1,609)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	--	3,608	2,699	388	3,608	3,087	6,695	(913)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	--	3,253	1,605	588	3,253	2,193	5,446	(641)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	--	3,720	2,641	577	3,720	3,218	6,938	(945)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	--	1,396	925	184	1,396	1,109	2,505	(274)	1986	2011
1400 S. Campus Ave.	Ontario, CA	--	3,266	2,961	2	3,266	2,963	6,229	(1,540)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	--	4,096	1,570	272	4,096	1,842	5,938	(422)	1971	2012

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
701 Del Norte Blvd.	Oxnard, CA	--		3,082	6,230	919	3,082	7,149	10,231	(1,819)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	--		17,978	39,471	3,244	17,978	42,715	60,693	(10,819)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	--		3,043	2,550	3,904	3,043	6,454	9,497	(1,734)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	--		1,389	3,872	439	1,389	4,311	5,700	(1,130)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	--		2,497	5,494	1,089	2,497	6,583	9,080	(1,752)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,338	(5)	4,582	5,135	1,798	4,582	6,933	11,515	(1,767)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	--		8,001	17,734	39	8,001	17,773	25,774	(4,023)	1983	2013
2950 Madera Rd.	Simi Valley, CA	--	(4)	3,601	8,033	2	3,601	8,035	11,636	(1,832)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	--		1,517	1,833	765	1,517	2,598	4,115	(697)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	--		3,117	1,894	2,165	3,117	4,059	7,176	(662)	1972 / 2015, 2019	2014
14723-14825 Oxnard St.	Van Nuys, CA	--		4,458	3,948	1,718	4,458	5,666	10,124	(1,285)	1964 / 1968	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	--		2,260	6,043	638	2,260	6,681	8,941	(1,772)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	--		2,428	4,271	4,217	2,428	8,488	10,916	(1,382)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	--		2,315	1,553	2,071	2,315	3,624	5,939	(607)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	--		7,935	10,525	328	7,935	10,853	18,788	(2,386)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	--		6,373	7,356	550	6,373	7,906	14,279	(2,036)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	--		2,181	4,012	417	2,181	4,429	6,610	(1,034)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	--		9,305	2,115	4,390	9,305	6,505	15,810	(1,192)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	--		3,725	6,145	224	3,725	6,369	10,094	(1,543)	2001	2014
9755 Distribution Ave.	San Diego, CA	--		1,863	3,211	(45)	1,863	3,166	5,029	(696)	1974	2014
9855 Distribution Ave	San Diego, CA	--		2,733	5,041	87	2,733	5,128	7,861	(1,172)	1983	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9340 Cabot Drive	San Diego, CA	--	4,311	6,126	951	4,311	7,077	11,388	(1,514)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	--	2,413	3,451	147	2,413	3,598	6,011	(788)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	--	4,423	6,799	346	4,423	7,145	11,568	(1,859)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	--	5,125	5,009	816	5,125	5,825	10,950	(1,418)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	--	5,240	5,065	779	5,240	5,844	11,084	(1,612)	1987	2014
3880 West Valley Blvd.	Pomona, CA	--	3,982	4,796	3,599	3,982	8,395	12,377	(1,742)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	--	7,638	4,946	8,436	7,638	13,382	21,020	(1,656)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	--	3,761	6,729	2,403	3,761	9,132	12,893	(1,642)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	--	7,230	9,058	1,951	7,230	11,009	18,239	(2,578)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	--	4,773	5,970	756	4,773	6,726	11,499	(1,644)	1988	2014
605 8th Street	San Fernando, CA	--	2,393	2,742	1,744	2,393	4,486	6,879	(788)	1991 / 2015	2014
9120 Mason Ave.	Chatsworth, CA	--	9,224	19,346	1	9,224	19,347	28,571	(3,986)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	--	8,495	15,948	2,071	8,495	18,019	26,514	(3,416)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	--	1,723	4,767	1,342	1,723	6,109	7,832	(1,005)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	--	3,505	5,237	554	3,505	5,791	9,296	(1,296)	1989	2014
13231 Slover Avenue	Fontana, CA	--	2,812	4,739	598	2,812	5,337	8,149	(1,092)	1990	2014
240 W Ivy Avenue	Inglewood, CA	--	2,064	3,675	3,065	2,064	6,740	8,804	(962)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	--	2,616	8,311	847	2,616	9,158	11,774	(2,039)	1988	2014
1800 Eastman Ave.	Oxnard, CA	--	842	2,209	70	842	2,279	3,121	(587)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	--	1,128	2,726	501	1,128	3,227	4,355	(821)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	--	3,487	9,589	345	3,487	9,934	13,421	(2,190)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	--	3,478	7,834	327	3,478	8,161	11,639	(1,689)	1992 / 1994	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	--	10,805	18,426	1,766	10,805	20,192	30,997	(4,455)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	--	5,462	6,678	—	5,462	6,678	12,140	(1,316)	1997	2015
8902-8940 Activity Road	San Diego, CA	--	9,427	8,103	1,640	9,427	9,743	19,170	(2,070)	1987 / 1997	2015
1210 N Red Gum St.	Anaheim, CA	--	3,326	4,020	238	3,326	4,258	7,584	(998)	1985	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	--	8,508	1,134	837	8,508	1,971	10,479	(400)	1975	2015
16221 Arthur St.	Cerritos, CA	--	2,979	3,204	190	2,979	3,394	6,373	(687)	1979	2015
2588 & 2605 Industry Way	Lynwood, CA	--	8,738	9,415	—	8,738	9,415	18,153	(1,889)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	--	4,010	3,050	117	4,010	3,167	7,177	(640)	1997	2015
6700 S Alameda St.	Huntington Park, CA	--	3,502	9,279	257	3,502	9,536	13,038	(2,243)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	--	6,902	8,949	477	6,902	9,426	16,328	(2,486)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	--	3,446	1,241	84	3,446	1,325	4,771	(372)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	--	3,310	5,806	892	3,310	6,698	10,008	(1,618)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	--	3,357	3,527	124	3,357	3,651	7,008	(718)	2004	2015
6020 Sheila St.	Commerce, CA	--	4,590	7,772	581	4,590	8,353	12,943	(1,453)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	--	3,503	3,204	820	3,503	4,024	7,527	(939)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	--	3,087	4,081	453	3,087	4,534	7,621	(783)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	--	5,479	7,036	1,003	5,479	8,039	13,518	(1,781)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	--	10,038	4,380	3,580	10,038	7,960	17,998	(1,703)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	--	3,481	776	1,159	3,481	1,935	5,416	(305)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	--	7,988	8,728	3	7,988	8,731	16,719	(1,519)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	--	4,038	4,055	774	4,038	4,829	8,867	(839)	1986	2016
28454 Livingston Avenue	Valencia, CA	--	5,150	9,666	68	5,150	9,734	14,884	(1,598)	2007	2016

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
20 Icon	Lake Forest, CA	--	12,576	8,817	128	12,576	8,945	21,521	(2,030)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	--	18,803	6,029	315	18,803	6,344	25,147	(1,114)	1976	2016
2700_2722 Fairview Street	Santa Ana, CA	--	10,144	5,989	1,323	10,144	7,312	17,456	(1,082)	1964 / 1984, 2018	2016
12131 Western Avenue	Garden Grove, CA	--	15,077	11,149	4,685	15,077	15,834	30,911	(2,145)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	--	13,724	9,365	78	13,724	9,443	23,167	(1,623)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	--	7,855	12,056	4	7,855	12,060	19,915	(1,869)	2015	2016
11127 Catawba Avenue	Fontana, CA	--	5,562	8,094	4	5,562	8,098	13,660	(1,261)	2015	2016
13550 Stowe Drive	Poway, CA	--	9,126	8,043	—	9,126	8,043	17,169	(1,562)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	--	4,433	2,961	1,148	4,433	4,109	8,542	(680)	1975	2016
525 Park Avenue	San Fernando, CA	--	3,830	3,887	113	3,830	4,000	7,830	(657)	2003	2016
3233 Mission Oaks Blvd.	Camarillo, CA	--	13,791	10,017	13,022	13,791	23,039	36,830	(2,248)	1980-1982 / 2014, 2018, 2019	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	--	26,659	12,673	3,592	26,659	16,265	42,924	(2,816)	1968/1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	--	13,463	1,680	16,917	13,463	18,597	32,060	(875)	1969 / 2018	2016
3927 Oceanic Drive	Oceanside, CA	--	2,667	4,581	281	2,667	4,862	7,529	(624)	2004	2016
301-445 Figueroa Street	Wilmington, CA	--	7,126	5,728	4,895	7,126	10,623	17,749	(1,010)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	--	12,642	14,179	3	12,642	14,182	26,824	(2,122)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	--	8,497	5,622	681	8,497	6,303	14,800	(1,017)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	--	10,620	6,510	7,154	10,620	13,664	24,284	(428)	1999 / 2018	2017
2390 Ward Avenue	Simi Valley, CA	--	5,624	10,045	386	5,624	10,431	16,055	(1,504)	1989	2017
Safari Business Center(6)	Ontario, CA	--	50,807	86,065	5,796	50,807	91,861	142,668	(10,705)	1989	2017
4175 Conant Street	Long Beach, CA	--	13,785	13,440	—	13,785	13,440	27,225	(1,562)	2015	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
5421 Argosy Avenue	Huntington Beach, CA	--	3,577	1,490	2	3,577	1,492	5,069	(314)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	--	22,938	6,738	293	22,938	7,031	29,969	(950)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	--	12,031	14,439	2,693	12,031	17,132	29,163	(1,903)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	--	7,988	5,472	942	7,988	6,414	14,402	(606)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	--	121,329	86,776	3,318	121,329	90,094	211,423	(9,997)	1989	2017
11190 White Birch Drive	Rancho Cucamonga, CA	--	9,405	9,840	48	9,405	9,888	19,293	(1,168)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	--	5,330	8,856	7	5,330	8,863	14,193	(916)	2016	2017
1825 Soto Street	Los Angeles, CA	--	2,129	1,315	—	2,129	1,315	3,444	(159)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	--	3,524	357	5	3,524	362	3,886	(79)	1957	2017
13225 Western Avenue	Gardena, CA	--	1,918	355	363	1,918	718	2,636	(59)	1955	2017
15401 Figueroa Street	Los Angeles, CA	--	3,255	1,248	731	3,255	1,979	5,234	(141)	1964 / 2018	2017
8542 Slauson Avenue	Pico Rivera, CA	--	8,681	576	775	8,681	1,351	10,032	(142)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	--	37,035	15,120	275	37,035	15,395	52,430	(1,267)	2017	2017
302 Rockefeller Avenue	Ontario, CA	--	6,859	7,185	14	6,859	7,199	14,058	(668)	2000	2017
4355 Brickell Street	Ontario, CA	--	7,295	5,616	71	7,295	5,687	12,982	(558)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	--	11,691	8,290	96	11,691	8,386	20,077	(870)	1967	2017
8315 Hanan Way	Pico Rivera, CA	--	8,714	4,751	180	8,714	4,931	13,645	(436)	1976	2017
13971 Norton Avenue	Chino, CA	--	5,293	6,377	96	5,293	6,473	11,766	(607)	1990	2018
1900 Proforma Avenue	Ontario, CA	--	10,214	5,127	750	10,214	5,877	16,091	(698)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	--	9,927	6,948	123	9,927	7,071	16,998	(607)	1985	2018
4039 Calle Platino	Oceanside, CA	--	9,476	11,394	366	9,476	11,760	21,236	(890)	1991	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
851 Lawrence Drive	Thousand Oaks, CA	--	6,717	—	1,200	6,717	1,200	7,917	—	1968	2018
1581 North Main Street	Orange, CA	--	4,230	3,313	4	4,230	3,317	7,547	(261)	1994	2018
1580 West Carson Street	Long Beach, CA	--	5,252	2,496	1,501	5,252	3,997	9,249	(176)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	--	6,307	6,573	79	6,307	6,652	12,959	(564)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	--	3,583	2,430	8	3,583	2,438	6,021	(182)	1979	2018
5300 Sheila Street	Commerce, CA	--	90,568	54,086	220	90,568	54,306	144,874	(4,020)	1975	2018
15777 Gateway Circle	Tustin, CA	--	3,815	4,292	20	3,815	4,312	8,127	(282)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	--	3,670	2,263	4,754	3,670	7,017	10,687	(221)	2018	2018
3100 Fujita Street	Torrance, CA	--	7,723	5,649	180	7,723	5,829	13,552	(435)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	--	10,762	1,567	27	10,762	1,594	12,356	(138)	1956	2018
1420 McKinley Avenue	Compton, CA	--	17,053	13,605	124	17,053	13,729	30,782	(897)	2017	2018
12154 Montague Street	Pacoima, CA	--	10,114	12,767	506	10,114	13,273	23,387	(746)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	--	5,646	4,966	8	5,646	4,974	10,620	(310)	1999	2018
29003 Avenue Sherman	Valencia, CA	--	3,094	6,467	1,776	3,094	8,243	11,337	—	2000 / 2019	2018
16121 Carmenita Road	Cerritos, CA	--	10,013	3,279	2,412	10,013	5,691	15,704	(117)	1969	2018
1332-1340 Rocky Point Drive	Oceanside, CA	--	3,816	6,148	363	3,816	6,511	10,327	(241)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	--	10,545	11,859	23	10,545	11,882	22,427	(607)	2017	2018
263-321 Gardena Boulevard	Carson, CA	--	14,302	1,960	201	14,302	2,161	16,463	(200)	1977 - 1982	2018
9200 Mason Avenue	Chatsworth, CA	--	4,887	4,080	—	4,887	4,080	8,967	(228)	1968	2018
9230 Mason Avenue	Chatsworth, CA	--	4,454	955	—	4,454	955	5,409	(90)	1974	2018
9250 Mason Avenue	Chatsworth, CA	--	4,034	2,464	—	4,034	2,464	6,498	(150)	1977	2018
9171 Oso Avenue	Chatsworth, CA	--	5,647	2,801	—	5,647	2,801	8,448	(173)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	--	11,414	2,502	11	11,414	2,513	13,927	(191)	1973	2018
6100 Sheila Street	Commerce, CA	--	11,789	5,214	40	11,789	5,254	17,043	(448)	1960	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
14421-14441 Bonelli Street	City of Industry, CA	--	12,191	7,489	1	12,191	7,490	19,681	(384)	1971	2018
12821 Knott Street	Garden Grove, CA	--	16,991	2,824	1,189	16,991	4,013	21,004	—	1971	2019
28510 Industry Drive	Valencia, CA	--	2,395	5,466	1	2,395	5,467	7,862	(203)	2017	2019
Conejo Spectrum Business Park	Thousand Oaks, CA	--	38,877	64,721	1,659	38,877	66,380	105,257	(2,084)	2018	2019
2455 Ash Street	Vista, CA	--	4,273	1,966	25	4,273	1,991	6,264	(97)	1990	2019
25413 Rye Canyon Road	Santa Clarita, CA	--	3,245	2,352	583	3,245	2,935	6,180	(90)	1981	2019
1515 15th Street	Los Angeles, CA	--	23,363	5,208	797	23,363	6,005	29,368	(137)	1977	2019
13890 Nelson Avenue	City of Industry, CA	--	25,642	14,616	3	25,642	14,619	40,261	(500)	1982	2019
445-449 Freedom Avenue	Orange, CA	--	9,084	8,286	78	9,084	8,364	17,448	(264)	1980	2019
2270 Camino Vida Roble	Carlsbad, CA	--	8,102	8,179	307	8,102	8,486	16,588	(279)	1981	2019
980 Rancheros Drive	San Marcos, CA	--	2,901	4,245	32	2,901	4,277	7,178	(131)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	--	19,556	9,567	—	19,556	9,567	29,123	(323)	1989	2019
1150 Aviation Place	San Fernando, CA	--	18,989	10,067	—	18,989	10,067	29,056	(346)	1989	2019
1175 Aviation Place	San Fernando, CA	--	12,367	4,858	—	12,367	4,858	17,225	(170)	1989	2019
1245 Aviation Place	San Fernando, CA	--	16,407	9,572	—	16,407	9,572	25,979	(310)	1989	2019
635 8th Street	San Fernando, CA	--	8,787	5,922	844	8,787	6,766	15,553	—	1989	2019
10015 Waples Court	San Diego, CA	--	12,280	9,198	1,976	12,280	11,174	23,454	—	1988	2019
19100 Susana Road	Rancho Dominguez, CA	--	11,576	2,265	112	11,576	2,377	13,953	(97)	1956	2019
15385 Oxnard Street	Van Nuys, CA	--	11,782	5,212	115	11,782	5,327	17,109	(145)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	--	6,718	543	72	6,718	615	7,333	(36)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	--	19,075	8,061	2	19,075	8,063	27,138	(239)	1999	2019
Limonite Ave. & Archibald Ave.(7)	Eastvale, CA	--	23,848	—	3,985	23,848	3,985	27,833	—	N/A	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
3340 San Fernando Road	Los Angeles, CA	--	2,885	147	(115)	2,770	147	2,917	(8)	N/A	2019
5725 Eastgate Drive	San Diego, CA	--	6,543	1,732	301	6,543	2,033	8,576	(55)	1995	2019
18115 Main Street	Carson, CA	--	7,142	776	2	7,142	778	7,920	(23)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	--	15,997	3,036	—	15,997	3,036	19,033	(57)	1957	2019
1402 Avenida Del Oro	Oceanside, CA	--	33,006	34,439	—	33,006	34,439	67,445	(590)	2016	2019
9607-9623 Imperial Highway	Downey, CA	--	9,766	865	44	9,766	909	10,675	(20)	1974	2019
12200 Bellflower Boulevard	Downey, CA	--	14,960	2,057	5	14,960	2,062	17,022	(42)	1955	2019
Storm Parkway	Torrance, CA	--	42,178	21,987	—	42,178	21,987	64,165	(283)	1982 - 2008	2019
2328 Teller Road	Newbury Park, CA	--	8,330	14,304	33	8,330	14,337	22,667	(184)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	--	27,809	11,454	31	27,809	11,485	39,294	(115)	1962 - 1977	2019
750 Manville Street	Compton, CA	--	8,283	2,784	—	8,283	2,784	11,067	(26)	1977	2019
8985 Crestmar Point	San Diego, CA	--	6,990	1,350	—	6,990	1,350	8,340	(20)	1988	2019
404-430 Berry Way	Brea, CA	--	21,047	4,566	5	21,047	4,571	25,618	(37)	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	--	7,364	—	76	7,364	76	7,440	—	1956	2019
508 East E Street	Wilmington, CA	--	10,742	4,380	—	10,742	4,380	15,122	(26)	1988	2019
12752-12822 Monarch Street	Garden Grove, CA	--	29,404	4,262	6	29,404	4,268	33,672	(29)	1971	2019
1601 Mission Blvd.	Pomona, CA	--	67,623	18,962	—	67,623	18,962	86,585	(48)	1952	2019
2757 Del Amo Blvd.	Rancho Dominguez, CA	--	10,035	2,073	—	10,035	2,073	12,108	(6)	1967	2019
18250 Euclid Street	Fountain Valley, CA	--	11,116	3,201	—	11,116	3,201	14,317	(6)	1974	2019
Investments in real estate		$2,338	$1,931,714	$1,514,246	$262,327	$1,927,098	$1,771,292	$3,698,390	$(296,777)
Note: As of December 31, 2019, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.7 billion.

(1)	Costs capitalized subsequent to acquisition are net of the write-off of fully depreciated assets and include construction in progress.

(2)
During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $9.9 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $9.9 million, $4.5 million is included as a reduction of “Land” in the table above, with the remaining $5.4 million included as a reduction of “Buildings and Improvements”.

(3)
The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.

(4)	These six properties secure a term loan that had a balance of $58.5 million as of December 31, 2019.

(5)	Includes unamortized discount of $0.1 million.

(6)
Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

(7)
As of December 31, 2019, we are in the process of constructing six industrial buildings at the fully entitled industrial development site located at Limonite Avenue and Archibald Avenue in Eastvale, California.

The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2017 to December 31, 2019 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2019	2018	2017
Balance, beginning of year	$2,716,083	$2,161,965	$1,552,129
Acquisition of investment in real estate	952,981	513,511	649,019
Construction costs and improvements	50,169	58,207	44,451
Disposition of investment in real estate	(19,956)	(17,060)	(69,616)
Properties held for sale	—	—	(13,296)
Write-off of fully depreciated assets	(772)	(540)	(722)
Other(1)	(115)	—	—
Balance, end of year	$3,698,390	$2,716,083	$2,161,965

	Year Ended December 31,
Accumulated Depreciation	2019	2018	2017
Balance, beginning of year	$(228,742)	$(173,541)	$(135,140)
Depreciation of investment in real estate	(72,505)	(57,312)	(45,469)
Disposition of investment in real estate	3,698	1,571	4,737
Properties held for sale	—	—	1,609
Write-off of fully depreciated assets	772	540	722
Balance, end of year	$(296,777)	$(228,742)	$(173,541)

(1)
On July 3, 2019, we acquired the fee title to the parcel of land located at 3340 North San Fernando Road in Los Angeles, California for a contract price of $3.0 million. Prior to the acquisition, we leased the parcel of land from the seller under a long-term ground lease. The $115 thousand adjustment to the carrying value of the land is the difference between the purchase price of the land parcel and the carrying amount of the ground lease liability immediately before the acquisition.