Form 10-Q
period 2020-03-31
Rexford Industrial Realty, Inc.
filed 2020-05-04
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at May 1, 2020 was 116,327,336.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Land	$2,068,460	$1,927,098
Buildings and improvements	1,748,675	1,680,178
Tenant improvements	75,341	72,179
Furniture, fixtures and equipment	141	141
Construction in progress	26,791	18,794
Total real estate held for investment	3,919,408	3,698,390
Accumulated depreciation	(316,812)	(296,777)
Investments in real estate, net	3,602,596	3,401,613
Cash and cash equivalents	112,432	78,857
Restricted cash	46	—
Rents and other receivables, net	5,859	5,889
Deferred rent receivable, net	31,339	29,671
Deferred leasing costs, net	19,482	18,688
Deferred loan costs, net	2,770	695
Acquired lease intangible assets, net	76,138	73,090
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	—	766
Other assets	10,717	9,671
Acquisition related deposits	5,896	14,526
Total Assets	$3,872,431	$3,638,622
LIABILITIES & EQUITY
Liabilities
Notes payable	$903,802	$857,842
Interest rate swap liability	22,690	8,488
Accounts payable, accrued expenses and other liabilities	39,000	31,112
Dividends payable	25,931	21,624
Acquired lease intangible liabilities, net	63,914	59,340
Tenant security deposits	30,342	28,779
Prepaid rents	8,074	8,988
Total Liabilities	1,093,753	1,016,173
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized, at March 31, 2020 and December 31, 2019
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at March 31, 2020 and December 31, 2019 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2020 and December 31, 2019 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at March 31, 2020 and December 31, 2019 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 116,331,347 and 113,793,300 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1,162	1,136
Additional paid in capital	2,524,274	2,439,007
Cumulative distributions in excess of earnings	(132,843)	(118,751)
Accumulated other comprehensive loss	(21,950)	(7,542)
Total stockholders’ equity	2,612,970	2,556,177
Noncontrolling interests	165,708	66,272
Total Equity	2,778,678	2,622,449
Total Liabilities and Equity	$3,872,431	$3,638,622
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental income	$77,490	$59,604
Management, leasing and development services	93	102
Interest income	97	657
TOTAL REVENUES	77,680	60,363
OPERATING EXPENSES
Property expenses	18,114	13,812
General and administrative	9,317	7,344
Depreciation and amortization	27,523	21,996
TOTAL OPERATING EXPENSES	54,954	43,152
OTHER EXPENSES
Acquisition expenses	5	23
Interest expense	7,449	6,471
TOTAL EXPENSES	62,408	49,646
NET INCOME	15,272	10,717
Less: net income attributable to noncontrolling interests	(717)	(201)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	14,555	10,516
Less: preferred stock dividends	(3,636)	(2,423)
Less: earnings allocated to participating securities	(131)	(114)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,788	$7,979
Net income attributable to common stockholders per share - basic	$0.09	$0.08
Net income attributable to common stockholders per share - diluted	$0.09	$0.08
Weighted average shares of common stock outstanding - basic	114,054,434	98,342,677
Weighted average shares of common stock outstanding - diluted	114,314,331	98,607,786

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$15,272	$10,717
Other comprehensive loss: cash flow hedge adjustment	(14,968)	(5,127)
Comprehensive income	304	5,590
Comprehensive income attributable to noncontrolling interests	(157)	(75)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$147	$5,515

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock		2,206,957	22	80,792	—	—	80,814	—	80,814
Offering costs	—			(1,383)	—	—	(1,383)	—	(1,383)
Issuance of OP Units	—	—	—	—	—	—	—	63,277	63,277
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation		102,275	1	698		—	699	2,928	3,627
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock		(25,797)		(1,207)		—	(1,207)	—	(1,207)
Conversion of OP units to common stock		254,612	3	6,367		—	6,370	(6,370)	—
Net income	3,636				10,919		14,555	717	15,272
Other comprehensive loss						(14,408)	(14,408)	(560)	(14,968)
Preferred stock dividends ($0.367188 per series A and series B preferred share and $0.351563 per series C preferred share)	(3,636)						(3,636)	—	(3,636)
Preferred unit distributions	—	—	—	—	—	—	—	(423)	(423)
Common stock dividends ($0.215 per common share)	—	—	—	—	(25,011)	—	(25,011)	—	(25,011)
Distributions	—	—	—	—	—	—	—	(920)	(920)
Balance at March 31, 2020	$242,327	116,331,347	$1,162	$2,524,274	$(132,843)	$(21,950)	$2,612,970	$165,708	$2,778,678

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of common stock	—	7,148,746	71	248,323	—	—	248,394	—	248,394
Offering costs	—	—	—	(3,974)	—	—	(3,974)	—	(3,974)
Share-based compensation	—	86,919	1	510	—	—	511	2,102	2,613
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(23,090)	—	(791)	—	—	(791)	—	(791)
Conversion of OP units to common stock	—	4,967	—	37	—	—	37	(37)	—
Net income	2,423	—	—	—	8,093	—	10,516	201	10,717
Other comprehensive loss	—	—	—	—	—	(5,001)	(5,001)	(126)	(5,127)
Preferred stock dividends ($0.367188 per series A and series B share)	(2,423)	—	—	—	—	—	(2,423)	—	(2,423)
Common stock dividends ($0.185 per common share)	—	—	—	—	(19,245)	—	(19,245)	—	(19,245)
Distributions	—	—	—	—	—	—	—	(529)	(529)
Balance at March 31, 2019	$159,094	104,028,046	$1,038	$2,042,218	$(99,715)	$1,261	$2,103,896	$33,940	$2,137,836

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,272	$10,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,523	21,996
Amortization of (below) above market lease intangibles, net	(2,402)	(1,751)
Amortization of debt issuance costs	343	344
Amortization of discount on notes payable	(16)	1
Equity based compensation expense	3,570	2,579
Straight-line rent	(1,672)	(2,067)
Change in working capital components:
Rents and other receivables	300	396
Deferred leasing costs	(1,820)	(1,413)
Other assets	170	533
Accounts payable, accrued expenses and other liabilities	5,437	3,936
Tenant security deposits	988	753
Prepaid rents	(1,200)	160
Net cash provided by operating activities	46,493	36,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(46,503)	(145,253)
Capital expenditures	(15,607)	(9,712)
Payments for deposits on real estate acquisitions	(1,028)	(10,475)
Net cash used in investing activities	(63,138)	(165,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	79,431	244,420
Repayment of notes payable	(50)	(38)
Debt issuance costs	(2,225)	—
Dividends paid to preferred stockholders	(3,636)	(2,423)
Dividends paid to common stockholders	(21,052)	(15,490)
Distributions paid to common unitholders	(572)	(448)
Distributions paid to preferred unitholders	(423)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(1,207)	(791)
Net cash provided by financing activities	50,266	225,230
Increase in cash, cash equivalents and restricted cash	33,621	95,974
Cash, cash equivalents and restricted cash, beginning of period	78,857	180,601
Cash, cash equivalents and restricted cash, end of period	$112,478	$276,575
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $882 and $629 for the three months ended March 31, 2020 and 2019, respectively)	$8,685	$6,940
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$3,262
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to adoption of ASC 842	$1,014	$3,457
Issuance of operating partnership units in connection with acquisition of real estate	$63,277	$—
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$40,787	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$45,833	$—
Accrual for capital expenditures	$7,239	$5,481
Accrual of dividends	$25,931	$19,774
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of March 31, 2020, our consolidated portfolio consisted of 223 properties with approximately 27.4 million rentable square feet. In addition, we currently manage 19 properties with approximately 1.0 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2020 and December 31, 2019, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2019 Annual Report on Form 10-K and the notes thereto.
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
Restricted Cash
Restricted cash is comprised of escrow reserves that we are required to set aside for future costs as required by certain agreements with our lenders, and from time to time includes cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of March 31, 2020, the restricted cash balance of $46 thousand was being reserved for real estate taxes related to the property located at 960-970 Knox Street.  As of December 31, 2019 we did not have a balance in restricted cash.

Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2020 and 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$78,857	$180,601
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$78,857	$180,601

Cash and cash equivalents	$112,432	$276,575
Restricted cash	46	—
Cash, cash equivalents and restricted cash, end of period	$112,478	$276,575

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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the three months ended March 31, 2020, we used discount rates ranging from 5.75% to 6.50% and exit capitalization rates ranging from 4.75% to 5.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the three months ended March 31, 2020, we used an estimated average lease-up period of six months.
The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the three months ended March 31, 2020, we used estimated market interest rates ranging from 3.21% to 3.75%.
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
We capitalized interest costs of $0.9 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively. We capitalized real estate taxes and insurance costs aggregating $0.3 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. We capitalized compensation costs for employees who provide construction services of $1.0 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of March 31, 2020 and December 31, 2019, we did not have any properties classified as held for sale.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the three months ended March 31, 2020 and 2019, respectively.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2020 and 2019.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2020 and December 31, 2019, we have not established a liability for uncertain tax positions.
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
Our lease agreements with tenants generally contain provisions that require tenants to reimburse us for certain property expenses. Estimated reimbursements from tenants for these property expenses, which include real estate taxes, insurance, common area maintenance and other recoverable operating expenses, are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. As the timing and pattern of revenue recognition is the same, rents and tenant reimbursements are treated as a combined lease component and presented as a single line item “Rental income” in our consolidated statements of operations.
We record revenues and expenses on a gross basis for lessor costs (which include real estate taxes) when these costs are reimbursed to us by our tenants. Conversely, we record revenues and expenses on a net basis for lessor costs when they are paid by our tenants directly to the taxing authorities on our behalf.
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
Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.4 million and $0.1 million, for the three months ended March 31, 2020 and 2019, respectively, as a reduction of rental income in the consolidated statements of operations.
Deferred Leasing Costs
We capitalize the incremental direct costs of originating a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs will generally only include third-party broker commissions.
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
ASC 842 - Cumulative-Effect Adjustment to Retained Earning
On January 1, 2019, we adopted the new lease accounting standard, ASU 2016-02, Leases (Topic 842), and the various lease-related ASUs that were subsequently issued by the Financial Accounting Standards Board (“FASB”) (collectively referred to as “ASC 842”), which together set out the principals for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.
    We adopted ASC 842 using the modified retrospective approach and applied the provisions as of the date of adoption on a prospective basis. Upon adoption of ASC 842, we recognized a cumulative-effect adjustment to retained earnings of $0.2 million to write off internal compensation costs that were capitalized in connection with leases that were executed but had not commenced prior to January 1, 2019, as these costs were capitalized in accordance with prior lease accounting guidance and did not qualify for capitalization under ASC 842.
Leases as a Lessee
We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. ROU assets represent our right to use, or control the use of, a specified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, for our operating leases, we do not separate non-lease components, such as common area maintenance, from associated lease components. See Note 6.
Adoption of New Accounting Pronouncements
Allowance for Credit Losses
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the accounting for credit losses for certain financial instruments. ASU 2016-13 introduced the “current expected credit losses” (CECL) model, which requires companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost including net investments in leases arising from sales-type and direct financing leases, financing receivables (loans) and trade receivables.  On November 26, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that operating lease receivables are outside the scope of ASC Topic 326 and instead should be accounted for under ASC 842. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2020 we adopted ASU 2016-13. As we did not have any financial assets within the scope of ASU 2016-13, there was no impact to our consolidated financial statements. In the event that any of our leases were to be classified as sales-type or direct finance leases, or if we were to acquire or provide mortgage debt secured by industrial properties in the future, we would become subject to the provisions of ASU 2016-13.

Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not recently issued any other ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.
Reference Rate Reform
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.	Investments in Real Estate
Acquisitions
On March 5, 2020, we acquired from a group of sellers that were not affiliated with the Company ten industrial properties located in Southern California (the “Properties”) for an aggregate purchase price of $203.2 million, exclusive of closing costs, including assumed debt of approximately $44.7 million. In consideration for the Properties we (i) paid $56.2 million in cash, including a $9.7 million deposit paid in 2019, (ii) issued 1,406,170 common units of limited partnership interests in the Operating Partnership and (iii) issued 906,374 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”).  See Note 5 and Note 11 for further details regarding the assumption of debt and Series 2 CPOP Units, respectively.
The following table summarizes the wholly-owned industrial properties we acquired during the three months ended March 31, 2020:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
701-751 Kingshill Place	Los Angeles - South Bay	3/5/2020	169,069	6	$32,968
2601-2641 Manhattan Beach Boulevard	Los Angeles - South Bay	3/5/2020	126,726	6	38,230
2410-2420 Santa Fe Avenue	Los Angeles - South Bay	3/5/2020	112,000	1	34,700
11600 Los Nietos Road	Los Angeles - Mid-Counties	3/5/2020	103,982	1	16,608
5160 Richton Street	San Bernardino - Inland Empire West	3/5/2020	94,976	1	15,605
2205 126th Street	Los Angeles - South Bay	3/5/2020	63,532	1	17,100
11832-11954 La Cienega Boulevard	Los Angeles - South Bay	3/5/2020	63,462	4	19,150
7612-7642 Woodwind Drive	Orange County - West	3/5/2020	62,377	3	13,719
960-970 Knox Street	Los Angeles - South Bay	3/5/2020	39,400	1	9,600
25781 Atlantic Ocean Drive	Orange County - South	3/5/2020	27,960	1	5,475
Total 2020 Wholly-Owned Property Acquisitions			863,484	25	$203,155

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2020 Acquisitions
Assets:
Land	$141,363
Buildings and improvements	61,853
Tenant improvements	1,529
Acquired lease intangible assets(1)	9,196
Other acquired assets(2)	281
Total assets acquired	214,222

Liabilities:
Acquired lease intangible liabilities(3)	7,303
Notes payable(4)	45,833
Other assumed liabilities(2)	861
Total liabilities assumed	53,997
Net assets acquired	$160,225

(1)
Acquired lease intangible assets is comprised of $9.1 million of in-place lease intangibles with a weighted average amortization period of 4.6 years and $0.1 million of above-market lease intangibles with a weighted average amortization period of 4.7 years.

(2)	Includes other working capital assets acquired and liabilities assumed at the time of acquisition.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 5.9 years.

(4)
In connection with acquisition of the Properties, we assumed nine mortgage loans from the sellers. At the date of acquisition, the loans had an aggregate fair value of $45.8 million and an aggregate principal balance of $44.7 million.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	March 31, 2020	December 31, 2019
Acquired Lease Intangible Assets:
In-place lease intangibles	$163,381	$154,370
Accumulated amortization	(93,653)	(87,955)
In-place lease intangibles, net	$69,728	$66,415

Above-market tenant leases	$14,358	$14,296
Accumulated amortization	(7,948)	(7,621)
Above-market tenant leases, net	$6,410	$6,675
Acquired lease intangible assets, net	$76,138	$73,090

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(89,000)	$(81,718)
Accumulated accretion	25,086	22,378
Below-market tenant leases, net	$(63,914)	$(59,340)
Acquired lease intangible liabilities, net	$(63,914)	$(59,340)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
In-place lease intangibles(1)	$5,822	$4,339
Net below-market tenant leases(2)	$(2,402)	$(1,751)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the components and significant terms of our indebtedness as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	1.050%	(2)	2.043%	(3)	2/13/2024	(4)
$100M Term Loan Facility	100,000	100,000	1.200%	(2)	2.964%	(5)	2/14/2022
$225M Term Loan Facility	225,000	225,000	1.200%	(2)	2.574%	(5)	1/14/2023
$150M Term Loan Facility	150,000	150,000	1.500%	(2)	4.263%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$800,000	$800,000

Secured Debt:
$60M Term Loan(6)	$58,499	$58,499	1.700%		2.693%		8/1/2023	(6)
Gilbert/La Palma(7)	2,419	2,459	n/a		5.125%		3/1/2031
701-751 Kingshill Place(8)	7,100	—	n/a		3.900%		1/5/2026
2601-2641 Manhattan Beach Boulevard(7)	4,147	—	n/a		4.080%		4/5/2023
2410-2420 Santa Fe Avenue(7)	10,300	—	n/a		3.700%		1/1/2028
11600 Los Nietos Road(7)	2,899	—	n/a		4.190%		5/1/2024
5160 Richton Street(7)	4,471	—	n/a		3.790%		11/15/2024
2205 126th Street(9)	5,200	—	n/a		3.910%		12/1/2027
11832-11954 La Cienega Boulevard(8)	4,100	—	n/a		4.260%		7/1/2028
7612-7642 Woodwind Drive(7)	3,959	—	n/a		5.240%		1/5/2024
960-970 Knox Street(7)(10)	2,551	—	n/a		5.000%		11/1/2023
Total Secured Debt	$105,645	$60,958
Total Unsecured and Secured Debt	$905,645	$860,958
Less: Unamortized premium/discount and debt issuance costs(11)	(1,843)	(3,116)
Total	$903,802	$857,842

(1)
Reflects the contractual interest rate under the terms of each loan as of March 31, 2020 and includes the effect of interest rate swaps that were effective as of March 31, 2020. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.

(2)
The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 1.05% to 1.50% per annum for the unsecured revolving credit facility, 1.20% to 1.70% per annum for the $100.0 million term loan facility, 1.20% to 1.70% per annum for the $225.0 million term loan facility and 1.50% to 2.20% per annum for the $150 million term loan facility, depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.

(3)
The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(4)	Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.

(5)
As of March 31, 2020, interest on the $100.0 million term loan facility, $225.0 million term loan facility and $150 million term loan facility have been effectively fixed through the use of interest rate swaps. See Note 7 for details.

(6)
Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions. Monthly payments of interest only through June 2021, followed by equal monthly payments of principal ($65,250), plus accrued interest until maturity.

(7)
Fixed monthly payments of interest and principal until maturity as follows: Gilbert/La Palma ($24,008), 2601-2641 Manhattan Beach Boulevard ($23,138), 2410-2420 Santa Fe Avenue ($31,758), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 7612-7642 Woodwind Drive ($24,270) and 960-970 Knox Street ($17,538).

(8)
For 701-751 Kingshill Place, fixed monthly payments of interest only through January 2023, followed by fixed monthly payments of interest and principal ($33,488) until maturity. For 11832-11954 La Cienega Boulevard, fixed monthly payments of interest only through July 2020, followed by fixed monthly payments of interest and principal ($20,194) until maturity.

(9)	Fixed monthly payments of interest only.

(10)	Loan also requires monthly escrow reserve payments for real estate taxes related to the property located at 960-970 Knox Street.

(11)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of March 31, 2020, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2020 - December 31, 2020	$560
2021	1,200
2022	101,630
2023	289,245
2024	10,348
Thereafter	502,662
Total	$905,645

Assumption of Mortgage Loans
On March 5, 2020, in connection with the acquisition of the Properties, we assumed nine mortgage loans secured by nine of the Properties we acquired. At the date of acquisition, the assumed loans had an aggregate principal balance of $44.7 million and an aggregate fair value of $45.8 million resulting in an aggregate initial net debt premium of $1.1 million. The mortgage loans bear interest at fixed interest rates ranging from 3.70% to 5.24% and have maturities ranging from 3.0 years to 8.3 years from the date assumed.

Third Amended and Restated Credit Facility
On February 13, 2020, we amended our $450 million credit agreement, that was scheduled to mature on February 14, 2021, by entering into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the "Amended Revolver") and a $100.0 million unsecured term loan facility (the "Amended Term Loan Facility"). The Amended Revolver is scheduled to mature on February 13, 2024, and has two six-month extension options available, and the Amended Term Loan Facility is scheduled to mature on February 14, 2022. Subject to certain terms and conditions set forth in the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $900.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the Amended Term Loan Facility, additional term loan tranches or any combination of the foregoing.
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
On March 31, 2020, we did not have any borrowings outstanding under the Amended Revolver, leaving $500.0 million available for future borrowings.
Debt Covenants
The Amended Credit Agreement, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:

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
The Amended Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility and Senior Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
Additionally, subject to the terms of the Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. In November 2019, Fitch affirmed the BBB investment grade rating of the Senior Notes with a stable outlook.
Our $60 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.0.
We were in compliance with all of our required quarterly debt covenants as of March 31, 2020.

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
We recognized $75.1 million of rental income related to operating lease payments of which $62.9 million are for fixed lease payments and $12.2 million are for variable lease payments for the three months ended March 31, 2020, respectively. For the comparable three month-period ended March 31, 2019, we recognized $57.9 million of rental income related to operating lease payments of which $48.5 million was for fixed lease payments and $9.3 million was for variable lease payments.

The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2020 (in thousands):

Twelve Months Ended March 31,
2021	$247,146
2022	212,374
2023	172,010
2024	132,910
2025	93,438
Thereafter	298,695
Total	$1,156,573

The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
We lease office space as part of conducting our day-to-day business. As of March 31, 2020, our office space leases have remaining lease terms ranging from approximately 1 month to 5 years and some include options to renew. These renewal terms can extend the lease term from 3 to 5 years and are included in the lease term when it is reasonably certain that we will exercise the option.
As of March 31, 2020, total ROU assets and lease liabilities were approximately $4.3 million and $5.0 million, respectively. As of December 31, 2019, total ROU assets and lease liabilities were approximately $3.5 million and $3.8 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
The tables below present financial information associated with our leases for the three months ended March 31, 2020 and 2019, and as of March 31, 2020 and December 31, 2019.

	Three Months Ended March 31,
Lease Cost (in thousands)	2020	2019
Operating lease cost(1)	$305	$260
Variable lease cost(1)	12	13
Sublease income(2)	—	(79)
Total lease cost	$317	$194

(1)	Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)	Amount is included in “Rental income” in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
Other Information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$180	$239
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$1,014	$6,720

(1)	For the three months ended March 31, 2019, the reported amount includes $3.3 million for operating leases existing on January 1, 2019, the date we adopted ASC 842.

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	4.6 years	4.7 years
Weighted-average discount rate(1)	3.68%	3.92%

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

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

April 1, 2020 - December 31, 2020	$872
2021	1,091
2022	1,093
2023	1,131
2024	1,161
Thereafter	97
Total undiscounted lease payments	$5,445
Less imputed interest	(468)
Total lease liabilities	$4,977

We have one operating lease for office space of $1.9 million which has not commenced as March 31, 2020, and as such, has not been recognized on our consolidated balance sheets. This operating lease is expected to commence in 2020 and has a 5-year lease term.

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

The following table sets forth a summary of our interest rate swaps at March 31, 2020 and December 31, 2019 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$(2,380)	$489
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$(2,006)	$277
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$100,000	$(2,024)	$(332)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(16,280)	$(8,156)

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

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

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of loss recognized in AOCI on derivatives	$(15,398)	$(4,275)
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense”	$(430)	$852
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$7,449	$6,471

     During the next twelve months, we estimate that an additional $7.5 million will be reclassified from AOCI into earnings as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2020 and December 31, 2019, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(22,690)	$—	$(22,690)	$—
December 31, 2019
Interest Rate Swap Asset	$766	$—	$766	$—
Interest Rate Swap Liability	$(8,488)	$—	$(8,488)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2020	$936,817	$—	$—	$936,817	$903,802
December 31, 2019	$882,813	$—	$—	$882,813	$857,842

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, in management, leasing and development services revenue.

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
On February 25, 2014, we acquired the property located at West 228th Street.  Before purchasing the property during the due diligence phase, we engaged a third-party environmental consultant to perform various environmental site assessments to determine the presence of any environmental contaminants that might warrant remediation efforts. Based on their investigation, they determined that hazardous substances existed at the property and that additional assessment and remediation work would likely be required to satisfy regulatory requirements.  The total remediation costs were estimated to be $1.3 million, which includes remediation, processing and oversight costs.
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
As of March 31, 2020 and December 31, 2019, we had a $0.6 million and $0.6 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of March 31, 2020 and December 31, 2019, we also had a $0.6 million and $0.6 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Tenant and Construction Related Commitments
As of March 31, 2020, we had commitments of approximately $38.9 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2020, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
Concentration of Properties in Southern California
As of March 31, 2020, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic in March 2020 by the World Health Organization, and related state and local government reactions.
All of our properties are concentrated in Southern California, and the state of California and certain cities, including where we own properties, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue as well as moratoriums on commercial tenant evictions and provisions enabling commercial tenants to defer rent. We cannot predict when restrictions currently in place will expire. Additionally, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency “shelter in place” orders are in effect, with repayment generally within three to six months after the end of the local emergency “shelter in place” or similar order.
While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we are currently unable to predict the impact that the COVID-19 pandemic will have on our tenants, including the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent, and as a result, the impact on our business and results of operations.
Tenant Concentration
During the three months ended March 31, 2020, no single tenant accounted for more than 5% of our total consolidated rental income.

11.	Equity
Common Stock
On June 13, 2019, we established an at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents.
During the three months ended March 31, 2020, we sold a total of 2,206,957 shares of our common stock under the $550 Million ATM Program at a weighted average price of $36.62 per share, for gross proceeds of $80.8 million, and net proceeds of $79.6 million, after deducting the sales agents’ fee.
As of March 31, 2020, we had the capacity to issue up to an additional $269.9 million of common stock under the $550 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by OP Units, fully-vested LTIP units, fully-vested performance units, 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 1 CPOP Units”) and Series 2 CPOP Units, as more fully described below, that are not owned by us.
Operating Partnership Units
As of March 31, 2020, noncontrolling interests included 3,053,396 OP Units and 863,888 fully-vested LTIP units and performance units and represented approximately 3.3% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2020, 254,612 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $6.4 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
Issuance of OP Units and Series 2 CPOP Units in Connection with the Acquisition of the Properties
As previously described in Note 3, on March 5, 2020 we acquired from a group of sellers (the “Sellers”) that were not affiliated with the Company ten Properties for an aggregate purchase price of $203.2 million. As partial consideration for the Properties, we issued the Sellers 1,406,170 OP Units, valued at $63.3 million, and 906,374 newly issued 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”), valued at $40.8 million. The value of the OP Units and Series 2 CPOP Units was based upon a common stock price of $45.00.
Holders of Series 2 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.00% per annum of the $45.00 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on March 31, 2020. The holders of Series 2 CPOP Units are entitled to receive the liquidation preference, which is $45.00 per unit and approximately $40.8 million in the aggregate for all of the Series 2 CPOP Units, before the holders of OP Units are entitled to receive distributions in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
The Series 2 CPOP Units are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, at any time on or after March 5, 2025, (the “Company Conversion Right”), in each case, into 0.7722 OP Units per Series 2 CPOP Unit, subject to adjustment to eliminate fractional units or to the extent that there are any accrued and unpaid distributions on the Series 2 CPOP Units. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating

Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis (the “Subsequent Redemption Right”).
The Series 2 CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s 5.875% series A and series B cumulative redeemable preferred units and 5.625% series C cumulative redeemable preferred units, the Series 1 CPOP Units, and with any future class or series of partnership interest of the Operating Partnership expressly designated as ranking on parity with the Series 2 CPOP Units, and junior to any other class or series of partnership interest of the Operating Partnership expressly designated as ranking senior to the Series 2 CPOP Units.
Pursuant to relevant accounting guidance, we analyzed the Series 2 CPOP Units for any embedded derivatives that should be bifurcated and accounted for separately and also considered the conditions that would require classification of the Series 2 CPOP Units in temporary equity versus permanent equity. In carrying out our analyses, we evaluated the key features of the Series 2 CPOP Units including the right to discretionary distributions, the Holder Conversion Right, the Company Conversion Right and the Subsequent Redemption Right to determine whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement if the Series 2 CPOP Units are converted into shares of our common stock (subsequent to conversion into OP Units). Based on the results of our analyses, we concluded that (i) none of the embedded features of the Series 2 CPOP Units require bifurcation and separate accounting, and (ii) the Series 2 CPOP Units met the criteria to be classified within equity, and accordingly are presented as noncontrolling interests within permanent equity in the consolidated balance sheets.
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
The aggregate number of shares of our common stock, LTIP Units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000, plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of March 31, 2020, a total of 1,129,009 shares of common stock, LTIP Units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

Share-Based Award Activity
The following table sets forth our share-based award activity for the three months ended March 31, 2020:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2020	212,545	298,412	687,761
Granted	104,101	36,292	—
Forfeited	(1,826)	—	—
Vested(1)	(70,565)	(41,953)	—
Balance at March 31, 2020	244,255	292,751	687,761

(1)
During the three months ended March 31, 2020, 25,797 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2020:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2020 - December 31, 2020	17,429	154,422	188,250
2021	84,319	90,031	204,517
2022	68,176	45,740	294,994
2023	48,279	2,558	—
2024	26,052	—	—
Total	244,255	292,751	687,761

(1)
Represents the maximum number of Performance Units that would become earned and vested on December 14, 2020, in the event that the specified maximum total shareholder return (“TSR”) hurdles are achieved over the three-year performance period from December 15, 2017 through December 14, 2020, and the maximum number of Performance Units that would become earned and vested on December 31, 2021 and December 31, 2022, in the event that the specified maximum TSR and FFO per share growth hurdles are achieved over the three-year performance period from January 1, 2019 through December 31, 2021 and the three-year performance period from January 1, 2020 through December 31, 2022.

Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Expensed share-based compensation(1)	$3,570	$2,579
Capitalized share-based compensation(2)	57	34
Total share-based compensation	$3,627	$2,613

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
For the three months ended March 31, 2020 and 2019, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.

As of March 31, 2020, total unrecognized compensation cost related to all unvested share-based awards was $23.1 million and is expected to be recognized over a weighted average remaining period of 30 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2020 and 2019, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2020	2019
Accumulated other comprehensive (loss) income - beginning balance	$(7,542)	$6,262
Other comprehensive loss before reclassifications	(15,398)	(4,275)
Amounts reclassified from accumulated other comprehensive loss (income) to interest expense	430	(852)
Net current period other comprehensive loss	(14,968)	(5,127)
Less other comprehensive loss attributable to noncontrolling interests	560	126
Other comprehensive loss attributable to common stockholders	(14,408)	(5,001)
Accumulated other comprehensive (loss) income - ending balance	$(21,950)	$1,261

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$15,272	$10,717
Less: Preferred stock dividends	(3,636)	(2,423)
Less: Net income attributable to noncontrolling interests	(717)	(201)
Less: Net income attributable to participating securities	(131)	(114)
Net income attributable to common stockholders	$10,788	$7,979

Denominator:
Weighted average shares of common stock outstanding – basic	114,054,434	98,342,677
Effect of dilutive securities - performance units	259,897	265,109
Weighted average shares of common stock outstanding – diluted	114,314,331	98,607,786

Earnings per share — Basic
Net income attributable to common stockholders	$0.09	$0.08
Earnings per share — Diluted
Net income attributable to common stockholders	$0.09	$0.08

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
We also consider the effect of other potentially dilutive securities, including the Series 1 CPOP Units, Series 2 CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

13.	Subsequent Events
COVID-19
Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic and we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants in the near and long term. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we believe this situation may have an impact on our business and results of operations in the second quarter and in later periods of 2020 that may be material, but cannot be reasonably estimated at this time due to numerous uncertainties.
On April 10, 2020, the FASB issued a staff question-and-answer document (the “Q&A”) to address some frequently asked questions about accounting for deferrals of lease payments and reduced future lease payments (both “concessions”) related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in ASC 842 to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. There were no lease concessions granted as a result of COVID-19 during the three months ended March 31, 2020. See below for a summary of concessions being granted to tenants impacted by COVID-19 subsequent to March 31, 2020. We are currently evaluating the Q&A and the appropriate accounting for these concessions.
Subsequent to March 31, 2020, we have received rent relief requests from a number of tenants claiming impacts from COVID-19, many of whom may be making such rent relief requests in response to local California governmental moratoriums on commercial tenant evictions and provisions enabling commercial tenants to defer rent. We are evaluating each tenant’s rent relief request on an individual basis and considering a number of factors prior to executing a lease amendment. For tenants requesting rent relief who meet certain established criteria, we are offering the following concessions: (i) application of their security deposit to contractual base rent, (ii) acceleration of future existing contractual rent concessions to cover contractual base rent, (iii) deferral of contractual base rent and (iv) various combinations of the aforementioned options. Not all tenant requests will result in lease amendments, nor are we forgoing our contractual rights under any of our lease agreements. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Acquisitions
On April 1, 2020, we acquired a one-acre parcel of land located at Brady Way in Garden Grove, California for a contract price of $0.9 million. This parcel of land is adjacent to another one of our properties.
On April 3, 2020, we acquired the property located at 720-750 North Vernon Avenue in Azusa, California for a contract price of $15.5 million. The property consists of one multi-tenant building with a total of 71,692 rentable square feet.

Dividends Declared
On May 4, 2020, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.215	June 30, 2020	July 15, 2020
OP Units	$0.215	June 30, 2020	July 15, 2020
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2020	June 30, 2020
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2020	June 30, 2020
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2020	June 30, 2020
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	June 15, 2020	June 30, 2020
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 15, 2020	June 30, 2020

Item  2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	lack of or insufficient amounts of insurance;

•	our failure to complete acquisitions;

•	our failure to successfully integrate acquired properties;

•	our ability to qualify and maintain our qualification as a REIT;

•	our ability to maintain our current investment grade rating by Fitch;

•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us;

•
an epidemic or pandemic (such as the outbreak and worldwide spread of novel coronavirus (“COVID-19”), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and

•	other events outside of our control.

Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
As of March 31, 2020, our consolidated portfolio consisted of 223 properties with approximately 27.4 million rentable square feet. In addition, we currently manage an additional 19 properties with approximately 1.0 million rentable square feet.
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
2020 Year to Date Highlights
Acquisitions

•
During the first quarter of 2020, we acquired from a group of sellers 10 industrial properties (the “Properties”) with a combined 0.9 million rentable square feet, for an aggregate purchase price of $203.2 million.

Repositioning

•
During the first quarter of 2020, we stabilized two of our value-add repositioning properties located at 2455 Conejo Spectrum Street and 635 8th Street with a combined 0.2 million rentable square feet.

Equity

•	During the first quarter of 2020, we sold 2,206,957 shares of common stock under our at-the-market equity offering program for gross proceeds of $80.8 million, or approximately $36.62 per share.

•
In March 2020, in connection with the acquisition of the Properties, we issued to the sellers 1,406,170 common units of limited partnership interests in the Operating Partnership valued at $63.3 million and 906,374 newly issued 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”) valued at $40.8 million.

Financing

•
In February 2020, we amended our senior unsecured credit facility to, among other changes, increase the aggregate commitment for our unsecured revolving credit facility to $500 million from $350 million and to extend the maturity date of the unsecured revolving credit facility to February 2024 from February 2021.

•
In March 2020, in connection with the acquisition of the Properties, we assumed debt of $44.7 million. The $44.7 million is comprised of nine secured fixed-rate mortgage loans with interest rates ranging from 3.70% to 5.24% and with maturities ranging from 3.0 years to 8.3 years from the date assumed.

Factors That May Influence Future Results of Operations
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has significantly adversely impacted global economic activity, has contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.
In Southern California, where all of our industrial properties are located, local government authorities have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict when restrictions currently in place will expire. Additionally, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency “shelter in place” orders are in effect, with repayment generally within three to six months after the end of the local emergency “shelter in place” or similar order. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent.
As a result of these measures, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including ours and the industries in which our tenants operate, with much of the impact still unknown. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.
We did not incur significant disruptions from the COVID-19 pandemic during the first quarter of 2020. While we are currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread, as well as the California emergency orders authorizing tenant deferral of rent, will have on our business and our tenants, as of May 3, 2020 we have taken the following steps and seen the following impact on our portfolio (using tenant counts and in-place annualized base rent (defined below) as of March 31, 2020):

•
We had 1,450 leases representing in-place annualized base rent (“ABR”) of $256.8 million. ABR is defined/calculated as the monthly contractual base rent per the leases, excluding any rent abatements, as of March 31, 2020, multiplied by 12.

•	We collected 97.9% of March 2020 contractual rents (which includes contractual base rent and tenant reimbursements).

•	We have collected rents or entered into rent relief agreements covering 95.0% of April 2020 contractual rents (which includes contractual base rent and tenant reimbursements).

◦	We have collected 82.3% of April 2020 contractual rents.

•	We have executed rent relief agreements with 206 tenants, representing 20.1% or $51.5 million of ABR, which address April 2020 and future months and have resulted in the following:

◦	Application of $3.5 million of security deposits to contractual base rent;

◦	Acceleration of future existing contractual rent concessions of $0.8 million; and

◦	Deferral of contractual base rent of $3.3 million. The typical deferral period is approximately 1 to 2 months with repayment generally scheduled to begin in the third or fourth quarter of 2020.

•	We have not provided any tenant with payment forgiveness or free rent.

•
We collected April 2020 rents from eight of our top ten tenants as of March 31, 2020 and entered into rent relief agreements with respect to the other two top ten tenants, pursuant to which we permitted the tenants to apply their security deposit to contractual base rent, permitted the acceleration of future existing contractual rent concessions and granted the deferral of the remainder of their contractual base rent for one to two months.

•	In addition to the above rent relief agreements, we have outstanding rent relief requests from 114 tenants for which we have not yet executed rent relief agreements, comprised of:

◦	70 tenants that paid April 2020 rent, representing 3.5% or $8.9 million of ABR.

◦	44 tenants that have not paid April 2020 rent, representing 2.5% or $6.5 million of ABR.

•	We cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their local California government-mandated right to unilaterally defer rent without an agreement.
We are continuing to review and negotiate the 114 outstanding rent relief requests and will continue to execute rent relief agreements based on our evaluation of each tenant’s individual circumstances. Not all tenant rent relief requests will ultimately result in rent relief agreements, nor are we forgoing our contractual rights under any of our lease agreements. April 2020 collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
The impacts of the COVID-19 pandemic and efforts to contain its spread, as well as the actions of California municipalities enabling tenants impacted by COVID-19 to unilaterally defer their rent, on our rental income for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Market Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
In recent years, the infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets have been characterized by a relative scarcity of available product, generally operating at above 98% occupancy, coupled with the limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, preceding the COVID-19 pandemic, underlying tenant demand within our infill target markets continued to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity over the last several years, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Although we have observed a number of positive trends within our target infill markets over the last several years, the COVID-19 pandemic and the actions taken by California municipalities enabling tenants impacted by COVID-19 to unilaterally defer their rent are unprecedented events and the ultimate impact on the global economy and our infill Southern California markets cannot be determined at present. While market fundamentals were generally positive during the first quarter of 2020, this may not be representative of where the market may be heading over the upcoming quarters in light of the COVID-19 pandemic.
In Los Angeles County, positive market fundamentals continued into the first quarter of 2020. Despite negative absorption for the quarter, solid tenant demand kept vacancy at historically low levels and average asking lease rates increased slightly quarter-over-quarter. Although there is significant uncertainty as to the ultimate impact of the COVID-19 pandemic, the stable supply and demand fundamentals of the Los Angeles County market puts it in a strong position to weather market uncertainty.
In Orange County, overall vacancy slightly increased but remained at historically low levels and there was a slight decrease in average asking lease rates quarter-over-quarter. Additionally, gross leasing activity was down from the fourth quarter of 2019, which may indicate that some tenants are waiting to transact due to business and economic uncertainty related to COVID-19.
In San Diego, vacancy was unchanged quarter-over-quarter and average asking lease rates decreased slightly quarter-over-quarter.
In Ventura County, there was a slight increase in vacancy quarter-over-quarter and average asking lease rates were unchanged quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy remained at historically low levels and average asking lease rates decreased slightly quarter-over-quarter. We generally do not focus on properties located within the Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.

Acquisitions and Value-Add Repositioning and Development of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire land parcels or properties with excess land where we may construct new buildings, although we don’t anticipate this to be a substantial part of our operations. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million dollar single-property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
As of March 31, 2020, nine of our properties were in various stages of repositioning or development and two of our properties were in the lease-up stage. In addition, we anticipate beginning development work on two additional properties over the next couple of years. The tables below set forth a summary of these properties, as well the two properties that were stabilized during the first quarter of 2020 and the seven properties that were stabilized during 2019, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. In addition to the properties in the tables below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.
The COVID-19 pandemic and restrictions intended to prevent its spread, including impacts to our employees, may cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our repositioning and development projects. While some types of construction projects are considered essential during the COVID-19 pandemic and are still permitted by the state of California, future orders by governmental authorities in any of our submarkets may require us to cease construction of ongoing projects. Additionally, most municipalities are taking longer to issue construction permits and complete inspections as their employees are permitting remotely and inspections occasionally experience delays, which will have an impact on project completion timing. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated New Development Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 3/31/20
Current Development:
Avenue Paine (San Fernando Valley)	LA	111,024	3Q-2019	4Q-2021	—%
851 Lawrence Drive (Ventura)(3)	VC	90,856	2Q-2018	4Q-2020	—%
12821 Knott Street (West OC)(3)	OC	164,368	1Q-2019	4Q-2020	—%
The Merge (Inland Empire West)(4)	SB	333,491	2Q-2019	3Q-2020	—%
415 Motor Avenue (San Gabriel Valley)(3)	LA	96,950	4Q-2019	3Q-2021	—%
Total Current Development		796,689

Future Development:
9615 Norwalk Boulevard (Mid-Counties)(3)(5)	LA	201,808	2021	2022	69%
4416 Azusa Canyon Road (San Gabriel Valley)(3)	LA	128,350	1Q-2021	4Q-2021	100%
Total Future Development		330,158

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/ Lease-up	Start	Completion	Total Property Leased % at 3/31/20
Current Repositioning:
16121 Carmenita Road (Mid-Counties)	LA	109,780	57,855	1Q-2019	2Q-2020	47%
10015 Waples Court (Central SD)	SD	106,412	106,412	2Q-2019	2Q-2020	—%
1210 North Red Gum Street (North OC)	OC	64,570	64,570	1Q-2020	2Q-2020	—%
727 Kingshill Place (South Bay)(6)	LA	45,160	45,160	1Q-2020	4Q-2020	—%
Total Current Repositioning		325,922	273,997

Lease-up Stage:
29003 Avenue Sherman (San Fernando Valley)	LA	68,123	68,123	3Q-2018	4Q-2019	—%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	74,856	37,417	1Q-2019	3Q-2019	50%
Total Lease-up Stage		142,979	105,540

Total Current Repositioning and Lease-up Stage		468,901	379,537

Stabilized:(7)	Market	Stabilized Rentable Square Feet		Stabilized Period		Total Property Leased % at 3/31/20
2455 Conejo Spectrum Street (Ventura)	VC	98,218	—	1Q-2020		100%
635 8th Street (San Fernando Valley)	LA	72,250	—	1Q-2020		100%
Total 2020 Stabilized		170,468

14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	201,990	—	1Q-2019		100%
1998 Surveyor Avenue (Ventura)	VC	56,306	—	1Q-2019		100%
15401 Figueroa Street (South Bay)	LA	38,584	—	1Q-2019		100%
1332-1340 Rocky Point Drive (North SD)	SD	73,747	—	1Q-2019		100%
1580 Carson Street (South Bay)	LA	43,787	—	3Q-2019		100%
3233 Mission Oaks Blvd. - Unit 3233 (Ventura)	VC	109,636	—	4Q-2019		97%
2722 Fairview Street (OC Airport)	OC	116,575	—	4Q-2019		50%
Total 2019 Stabilized		640,625

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction, changes in scope, and other unforeseen circumstances.

(2)	Represents the estimated rentable square footage of the project upon completion of development.

(3)
As of March 31, 2020, these projects have existing buildings aggregating 343,548 rentable square feet that are included in our total portfolio rentable square feet. Includes the following projects: 851 Lawrence (49,976 rentable square feet), 12821 Knott Street (120,800 rentable square feet), 415 Motor Avenue (63,900 rentable square feet), 9615 Norwalk Blvd. (38,362 rentable square feet) and 4416 Azusa Canyon Road (70,510 rentable square feet). For each of these projects we intend to demolish the existing buildings prior to constructing new buildings.

(4)	The Merge is a fully entitled industrial development site on which we are under construction of six industrial buildings totaling 333,491 rentable square feet.

(5)
9615 Norwalk Boulevard is a 10.26 acre storage-yard with three buildings totaling 38,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of March 31, 2021. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of this land lease.

(6)
We acquired 701-727 Kingshill Place, a six-building property, during the three months ended March 31, 2020. The information presented above is related to one of the six buildings which is located at 727 Kingshill Place.

(7)	We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $0.9 million of interest expense and $0.3 million of insurance and real estate tax expenses during the three months ended March 31, 2020, respectively, related to our repositioning and redevelopment projects.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of March 31, 2020, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.4% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning and development projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Development of Properties” above, as of March 31, 2020, nine of our properties with a combined 1.1 million rentable square feet at completion are in current repositioning or development and two additional properties with a combined 0.1 million rentable square feet are in lease-up. Vacant repositioning space and lease-up space at these 11 properties are concentrated in our Los Angeles, Orange County, Ventura and San Diego markets, and represent 2.2% of our total consolidated portfolio square footage as of March 31, 2020. Including vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of March 31, 2020, in Los Angeles, Orange County, Ventura and San Diego was 96.7%, 91.2%, 94.8% and 90.5%, respectively. Excluding vacant repositioning space and lease-up space at these 11 properties, our weighted average occupancy rate as of March 31, 2020, in these markets was 98.5%, 96.4%, 96.8% and 93.9%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. While we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth, there can be no assurance that recent positive market trends will continue, due in part to the COVID-19 pandemic and the impact it will have on the global economy and our local infill Southern California markets.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2020:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2020	47	424,435	4.3	$12.46	33.5%	22.1%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2020	60	1,169,923	4.3	$12.28	37.2%	24.8%	107	1,685,186	79.7%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2020, exclude 14 leases aggregating 249,537 rentable square feet for which there was no comparable lease data. Of these 14 excluded leases, two leases aggregating 65,494 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2020, excludes one land lease for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes three leases totaling 198,762 rentable square feet that expired during the three months ended March 31, 2020, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the three months ended March 31, 2020, we stabilized 2455 Conejo Spectrum Street and 635 8th Street with a combined 170,468 rentable square feet. As of March 31, 2020, we have four current repositioning projects and five development projects with estimated construction completion periods ranging from the second quarter of 2020 to the fourth quarter of 2021. Additionally, we have two properties in the lease-up stage. Based on current market activity, we expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service. However, the ultimate impact of the COVID-19 pandemic on the timing of the completion of these projects and the rental rates at which we are able to negotiate leases is uncertain. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2020, for each of the 10 full and partial calendar years beginning with 2020 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	808,792	2.9%	$—	—%	$—
Current Repositioning(6)	—	508,673	1.9%	$—	—%	$—
MTM Tenants(7)	62	104,180	0.4%	$1,386	0.5%	$13.30
Remainder of 2020	245	2,379,845	8.7%	$21,688	8.4%	$9.11
2021	347	5,429,888	19.8%	$50,924	19.8%	$9.38
2022	337	3,931,068	14.3%	$41,722	16.3%	$10.61
2023	218	3,307,995	12.1%	$36,955	14.4%	$11.17
2024	117	3,704,700	13.5%	$35,434	13.8%	$9.56
2025	58	2,322,882	8.5%	$19,894	7.8%	$8.56
2026	20	1,138,026	4.1%	$10,873	4.2%	$9.55
2027	11	669,948	2.4%	$5,827	2.3%	$8.70
2028	6	348,447	1.3%	$3,301	1.3%	$9.47
2029	7	515,599	1.9%	$5,603	2.2%	$10.87
Thereafter	22	2,259,093	8.2%	$23,226	9.0%	$10.28
Total Consolidated Portfolio	1,450	27,429,136	100.0%	$256,833	100.0%	$9.84

(1)	Represents the contracted square footage upon expiration.

(2)
Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2020, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2020.

(4)	Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2020.

(5)
Represents vacant space (not under repositioning) as of March 31, 2020. Includes new leases aggregating 29,973 rentable square feet that have been signed but had not yet commenced as of March 31, 2020.

(6)
Represents 0.3 million rentable square feet of vacant space at our properties that were classified as current repositioning and 0.2 million rentable square feet at our development properties that we intend to demolish prior to constructing new buildings as of March 31, 2020. Refer to the table under “Acquisitions and Value-Add Repositioning and Development of Properties” for a summary of these properties. Excludes stabilized properties and properties in lease-up.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Of the 62 MTM leases, 55 MTM leases aggregating 57,690 rentable square feet are at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of March 31, 2020, in addition to 0.8 million rentable square feet of currently available space in our portfolio and 0.5 million rentable square feet of vacant space under current repositioning, leases representing 8.7% and 19.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2020 and 2021, respectively. During the three months ended March 31, 2020, we renewed 60 leases for 1,169,923 rentable square feet, resulting in a 79.7% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the three months ended March 31, 2020, both new and renewal leases had a weighted average term of 4.3 years, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2020 and 2021 represent approximately 8.4% and 19.8% respectively, of the total ABR for our portfolio as of March 31, 2020. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2020 and 2021 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described in the “Market Fundamentals” section above, market dynamics were generally positive during the first quarter of 2020. However, this may not be representative of where the market may be headed over the upcoming quarters due to the uncertainty created by the COVID-19 pandemic. Therefore, while we still expect the remainder of 2020 will show positive renewal rates and leasing spreads, we cannot guarantee that they will be as strong as the rental rates and leasing spreads we have experienced during the first quarter of 2020 and prior to 2020. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, including the impact of the COVID-19 pandemic, and related state and local government reactions, adverse weather conditions and natural disasters in this market may affect our overall performance.
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

Taxable REIT Subsidiary
As of March 31, 2020, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2020 and 2019.

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
In our 2019 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this report.

Results of Operations
Our consolidated results of operations are often not comparable from period to period due to the effect of (i) property acquisitions, (ii) property dispositions and (iii) properties that are taken out of service for repositioning, redevelopment or development during the comparative reporting periods.  Our “Total Portfolio” represents all of the properties owned during the reported periods.  To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions, and repositioning/development and to highlight the operating results of our on-going business, we have separately presented the results of our “Stabilized Same Properties Portfolio.”
For the three months ended March 31, 2020 and 2019, our Stabilized Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2019 through March 31, 2020, and that were stabilized prior to January 1, 2019, which consisted of 161 properties aggregating approximately 19.8 million rentable square feet. Results for our Stabilized Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2019 through March 31, 2020, properties that currently are, were in prior periods or will be classified as under repositioning, development or lease-up during 2019 or 2020, interest income, interest expense and corporate general and administrative expenses. In addition to the properties included in our Stabilized Same Properties Portfolio, our Total Portfolio includes the 50 properties aggregating approximately 6.2 million rentable square feet that were purchased between January 1, 2019 and March 31, 2020, and the four properties aggregating approximately 0.2 million rentable square feet that were sold between January 1, 2019 and March 31, 2020.
As of March 31, 2020 and 2019, our Stabilized Same Properties Portfolio occupancy was approximately 98.0% and 98.1%, respectively. For the three months ended March 31, 2020 and 2019, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 98.0% and 97.8%, respectively.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
	2020	2019		Change	2020	2019		Change
REVENUES
Rental income	$57,778	$55,693	$2,085	3.7%	$77,490	$59,604	$17,886	30.0%
Management, leasing and development services	—	—	—	—%	93	102	(9)	(8.8)%
Interest income	—	—	—	—%	97	657	(560)	(85.2)%
TOTAL REVENUES	57,778	55,693	2,085	3.7%	77,680	60,363	17,317	28.7%
OPERATING EXPENSES
Property expenses	13,139	12,639	500	4.0%	18,114	13,812	4,302	31.1%
General and administrative	—	—	—	—%	9,317	7,344	1,973	26.9%
Depreciation and amortization	19,815	20,008	(193)	(1.0)%	27,523	21,996	5,527	25.1%
TOTAL OPERATING EXPENSES	32,954	32,647	307	0.9%	54,954	43,152	11,802	27.3%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	5	23	(18)	(78.3)%
Interest expense	—	—	—	—%	7,449	6,471	978	15.1%
TOTAL EXPENSES	32,954	32,647	307	0.9%	62,408	49,646	12,762	25.7%
NET INCOME	$24,824	$23,046	$1,778	7.7%	$15,272	$10,717	$4,555	42.5%

Rental Income
On January 1, 2019, we adopted Accounting Standards Codification Topic 842: Leases (“ASC 842”) using the modified retrospective approach and elected the “non-separation practical expedient” in ASC 842 that alleviates the requirement to separately present lease and non-lease components of lease contracts if certain criteria are met. As a result, we account for and present all rental income earned pursuant to tenant leases, including tenant reimbursements, as a single component in one line, “Rental income,” in our consolidated statements of operations. Prior to the adoption ASC 842, we presented rental revenue, tenant reimbursements and other income related to leases separately in our consolidated statements of operations.
The following table reports the breakdown of 2020 and 2019 rental income, as reported prior to the adoption of ASC 842 (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)%		Three Months Ended March 31,		Increase/(Decrease)%
Category	2020	2019		Change	2020	2019		Change
Rental revenue(1)	$49,165	$46,868	$2,297	4.9%	$65,255	$50,286	$14,969	29.8%
Tenant reimbursements (2)	8,421	8,569	(148)	(1.7)%	11,993	9,041	2,952	32.7%
Other income(3)	192	256	(64)	(25.0)%	242	277	(35)	(12.6)%
Rental income	$57,778	$55,693	$2,085	3.7%	$77,490	$59,604	$17,886	30.0%
Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $2.1 million, or 3.7%, and $17.9 million, or 30.0%, respectively, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, for the reasons described below:
(1) Rental Revenue
Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $2.3 million, or 4.9%, and $15.0 million, or 29.8%, respectively, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to increases in average rental rates on new and renewal leases and to a lesser extent, the increase in the weighted average occupancy of the portfolio for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 50 properties we acquired between January 1, 2019, and March 31, 2020.
We are continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread, as well as the impact of local California government orders providing tenants impacted by COVID-19 the ability to defer their rent with moratoriums on evictions, on occupancy, rental rates and rent collections. Across our portfolio, we collected substantially all of our rental revenue during the three months ended March 31, 2020. As of May 3, 2020, we have collected rents or entered into rent relief agreements with tenants representing 95.0% of April 2020 contractual rents, and have not yet observed any notable or significant changes in occupancy or rental rates. In connection with the business stoppages for certain of our tenants, we have been engaged in discussions with such tenants and for tenants requesting rent relief who meet certain established criteria, we are offering the following contractual base rent relief options: (i) application of their security deposit to contractual base rent, (ii) acceleration of future existing contractual rent concessions to cover contractual base rent, (iii) deferral of contractual base rent and (iv) various combinations of the aforementioned options. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent relief, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

(2) Tenant Reimbursements
Our Stabilized Same Properties Portfolio tenant reimbursements revenue decreased by $148 thousand, or 1.7%, and our Total Portfolio tenant reimbursements revenue increased by $3.0 million, or 32.7%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods, partially offset by an increase in recoverable operating expenses and an increase in the weighted average occupancy for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 50 properties we acquired between January 1, 2019 and March 31, 2020.
(3) Other Income
Our Stabilized Same Properties Portfolio and Total Portfolio other income decreased by $0.1 million, or 25.0%, and $35.0 thousand, or 12.6%, respectively, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to decreases in late fee income.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $9 thousand, or 8.8%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Interest Income
Interest income decreased by $0.6 million, or 85.2%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $0.5 million, or 4.0%, and $4.3 million, or 31.1%, respectively, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense relating to California Proposition 13 annual increases, an increase in utilities expense and an increase in insurance expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 50 properties we acquired between January 1, 2019, and March 31, 2020.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $2.0 million, or 26.9%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to increases in non-cash equity compensation expense, payroll related costs due to a higher headcount and accrued bonus expense.
Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $0.2 million, or 1.0%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2019, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2019. Our Total Portfolio depreciation and amortization expense increased by $5.5 million, or 25.1%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the incremental expense from the 50 properties we acquired between January 1, 2019, and March 31, 2020.

Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $18 thousand, or 78.3%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Interest Expense
Our Total Portfolio interest expense increased by $1.0 million, or 15.1%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $1.0 million increase related to the private placement of $100.0 million of senior notes that we completed in July 2019 and a $0.1 million increase due to the assumption of $44.7 million of debt as part of the consideration for the acquisition of 10 properties on March 5, 2020, partially offset by a $0.3 million increase in capitalized interest related to our repositioning and redevelopment properties.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$15,272	$10,717
Add:
Depreciation and amortization	27,523	21,996
Funds From Operations (FFO)	$42,795	$32,713
Less: preferred stock dividends	(3,636)	(2,423)
Less: FFO attributable to noncontrolling interest(1)	(1,450)	(733)
Less: FFO attributable to participating securities(2)	(195)	(176)
FFO attributable to common stockholders	$37,514	$29,381

(1)
Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units and Series 2 CPOP Units.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental income	$77,490	$59,604
Property expenses	18,114	13,812
Net Operating Income	$59,376	$45,792
Amortization of (below) above market lease intangibles, net	(2,402)	(1,751)
Straight line rental revenue adjustment	(1,672)	(2,067)
Cash Net Operating Income	$55,302	$41,974

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$15,272	$10,717
Add:
General and administrative	9,317	7,344
Depreciation and amortization	27,523	21,996
Acquisition expenses	5	23
Interest expense	7,449	6,471
Deduct:
Management, leasing and development services	93	102
Interest income	97	657
Net Operating Income	$59,376	$45,792
Amortization of (below) above market lease intangibles, net	(2,402)	(1,751)
Straight line rental revenue adjustment	(1,672)	(2,067)
Cash Net Operating Income	$55,302	$41,974

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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$15,272	$10,717
Interest expense	7,449	6,471
Depreciation and amortization	27,523	21,996
EBITDAre	$50,244	$39,184

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
As of March 31, 2020, our cash and cash equivalents were $112.4 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $500.0 million available for future borrowings.  We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic.

Sources of Liquidity
Cash Flow from Operations
Cash flow from operations is one of our key sources of liquidity and is primarily dependent upon: (i) the occupancy levels and lease rates at our properties, (ii) our ability to collect rent, (iii) the level of operating costs we incur and (iv) our ability to pass through operating expenses to our tenants. Our ability to use cash from operations to continue to meet our liquidity needs could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. We are subject to a number of risks, which have been heightened as the result of the COVID-19 pandemic, related to general economic conditions, including reduced occupancy levels, tenant defaults and bankruptcies and potential reductions in rental rates on new and renewal leases, which have the potential to affect our overall performance and resulting cash flows from operations.
ATM Program
On June 13, 2019, we established an at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents. During the three months ended March 31, 2020, we sold a total of 2,206,957 shares of our common stock under the $550 Million ATM Program at a weighted average price of $36.62 per share, for gross proceeds of $80.8 million, and net proceeds of $79.6 million, after deducting the sales agents’ fee. As of March 31, 2020, we had the capacity to issue up to an additional $269.9 million of common stock under the $550 Million ATM Program.
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
During the three months ended March 31, 2020, we did not complete any property dispositions. In the future, we may selectively and opportunistically dispose of properties, however, the timing of any potential future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable, which may be impacted by the current COVID-19 pandemic. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Amended Credit Agreement
On February 13, 2020, we amended our prior $450 million credit facility (the “Prior Credit Agreement”) by entering into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the “Amended Revolver”) and a $100.0 million unsecured term loan facility (the “$100 Million Term Loan Facility”). The Amended Revolver is scheduled to mature on February 13, 2024, and has two six-month extension options available for a maximum maturity date of February 13, 2025, subject to certain conditions and the payment of an additional fee. The $100 Million Term Loan Facility is scheduled to mature on February 14, 2022. Subject to certain terms and conditions set forth in the Amended Credit Agreement, we may request additional lender commitments up to an additional aggregate $900.0 million, which may be comprised of additional revolving commitments under the Amended Revolver, an increase to the $100 Million Term Loan Facility, additional term loan tranches or any combination of the foregoing.
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
     If we attain one additional investment grade rating by one or more of Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”) to complement our current investment grade Fitch rating, we may elect to convert the pricing structure under the Amended Credit Agreement to be based on such rating. In that event, the margins for the Amended Revolver will range in amount from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on such rating, and the margins for the $100 Million Term Loan Facility will range in amount from 0.85% to 1.65% per annum for LIBOR-based loans and 0.00% to 0.65% per annum for Base Rate-based loans, depending on such rating.
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
As of the filing date of this Quarterly Report on Form 10-Q, we did not have any borrowings outstanding under the Amended Revolver, leaving $500.0 million available for future borrowings.
Investment Grade Rating
In November 2019, Fitch Ratings affirmed our investment grade credit rating of BBB with a stable outlook on the Prior Credit Agreement, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”), our $25.0 million unsecured guaranteed senior notes (the “Series 2019A Notes”) and our $75.0 million unsecured guaranteed senior notes (the “Series 2019B Notes”). They also affirmed our investment grade credit rating of BB+ on our 5.875% Series A Cumulative Redeemable Preferred Stock, 5.875% Series B Cumulative Redeemable Preferred Stock and 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired one small land parcel and 11 properties with a combined 0.9 million rentable square feet for a total gross purchase price of $219.5 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $175.2 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Development of Properties, as of March 31, 2020, 13 of our properties were in various stages of repositioning, development or lease-up.  We currently estimate that approximately $101.5 million of capital will be required through the end of 2022, to bring these projects to completion. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which may cause delays or increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $550 Million ATM Program and borrowings available under the Amended Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2020
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$12,411	15,470,056	$0.80
Recurring Capital Expenditures(5)	1,575	26,821,851	$0.06
Total Capital Expenditures	$13,986

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of March 31, 2020, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments and debt maturities	$905,645	$560	$1,200	$101,630	$289,245	$10,348	$502,662
Interest payments - fixed-rate debt(1)	125,026	9,614	15,509	14,972	15,116	14,311	55,504
Interest payments - variable-rate debt(2)	57,389	12,594	16,435	13,189	7,546	6,150	1,475
Office lease payments(3)	7,368	905	1,498	1,512	1,563	1,606	284
Contractual obligations(4)	38,932	38,932	—	—	—	—	—
Total	$1,134,360	$62,605	$34,642	$131,303	$313,470	$32,415	$559,925

(1)	Reflects scheduled interest payments on our fixed rate debt, including the $100 Million Notes, $125 Million Notes, Series 2019A Notes, Series 2019B Notes and our various mortgage loans.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of March 31, 2020, and the one-month LIBOR rate of 0.99288%, as of March 31, 2020. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
See Note 6 to our consolidated financial statements for further details regarding leases. As of March 31, 2020, we have one additional office lease for office space which has not commenced of $1.9 million which has been included above.

(4)
Includes total commitments for tenant improvements related to obligations under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors.  We anticipate these obligations to be paid as incurred through the remainder of 2020 and 2021, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2020”.
Dividends and Distributions
In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax, we intend to distribute a percentage of our cash flow on a quarterly basis to holders of our common stock. In addition, we intend to make distribution payments to holders of OP Units and preferred units and dividend payments to holders of our preferred stock.
On May 4, 2020, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.215	6/30/2020	7/15/2020
OP Units	$0.215	6/30/2020	7/15/2020
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	6/15/2020	6/30/2020
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	6/15/2020	6/30/2020
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	6/15/2020	6/30/2020
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	6/15/2020	6/30/2020
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	6/15/2020	6/30/2020

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated debt outstanding as of March 31, 2020:

	Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured and Unsecured Debt:
Unsecured Debt:
Revolver(3)	2/13/2024	(4)	1.050%	(5)	2.043%		$—
$100M Term Loan Facility	2/14/2022		1.200%	(5)	2.964%	(6)	100,000	8/14/2021
$225M Term Loan Facility	1/14/2023		1.200%	(5)	2.574%	(7)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025		1.500%	(5)	4.263%	(8)	150,000	11/22/2024
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$800,000

Secured Debt:
$60M Term Loan	8/1/2023	(9)	1.700%		2.693%		$58,499
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,419
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		4,147
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,899
5160 Richton Street	11/15/2024		n/a		3.790%		4,471
2205 126th Street	12/1/2027		n/a		3.910%		5,200
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,100
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,959
960-970 Knox Street	11/1/2023		n/a		5.000%		2,551
Total Secured Debt							$105,645

Total Consolidated Debt					3.520%		$905,645

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2020. See footnotes (6), (7) and (8) below.  Assumes a 1-month LIBOR rate of 0.99288% as of March 31, 2020, as applicable. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Amended Revolver.

(2)	Excludes unamortized debt issuance costs and premiums/discounts totaling $1.8 million as of March 31, 2020.

(3)
The Amended Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.

(4)	Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.

(5)
The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margin will range from 1.05% to 1.50% per annum for the Amended Revolver, 1.20% to 1.70% per annum for the $100 Million Term Loan Facility, 1.20% to 1.70% per annum for the $225 Million Term Loan Facility and 1.50% to 2.20% per annum for the $150 Million Term Loan Facility, depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)
As of March 31, 2020, the $100 Million Term Loan Facility has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.

(7)
As of March 31, 2020, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

(8)
As of March 31, 2020, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.

(9)	Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2020:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.5	3.58%	3.58%	$847,146	94%
Variable	3.3	LIBOR + 1.70%	2.69%	$58,499	6%
Secured vs. Unsecured:
Secured	4.6		3.34%	$105,645	12%
Unsecured	5.4		3.54%	$800,000	88%

(1)
Includes the effect of interest rate swaps that were effective as of March 31, 2020.  Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Amended Revolver.  Assumes a 1-month LIBOR rate of 0.99288% as of March 31, 2020, as applicable.

(2)	Excludes unamortized debt issuance costs and discounts totaling $1.8 million as of March 31, 2020.

At March 31, 2020, we had total consolidated indebtedness of $905.6 million, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 3.52% and an average term-to-maturity of 5.3 years.  As of March 31, 2020, $847.1 million, or 94% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($372.1 million) or an interest rate swap ($475.0 million).
At March 31, 2020, we had consolidated indebtedness of $905.6 million, reflecting a net debt to total combined market capitalization of approximately 13.1%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
We were in compliance with all of our quarterly debt covenants as of March 31, 2020.

Off Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by operating activities	$46,493	$36,184	$10,309
Cash used in investing activities	$(63,138)	$(165,440)	$102,302
Cash provided by financing activities	$50,266	$225,230	$(174,964)
Net cash provided by operating activities. Net cash provided by operating activities increased by $10.3 million to $46.5 million for the three months ended March 31, 2020, compared to $36.2 million for the three months ended March 31, 2019.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2019, and the increase in Cash NOI from our Stabilized Same Properties Portfolio, partially offset by an increase in cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities decreased by $102.3 million to $63.1 million for the three months ended March 31, 2020, compared to $165.4 million for the three months ended March 31, 2019. The decrease was primarily attributable to a $108.2 million decrease in cash paid for property acquisitions and acquisition related deposits, partially offset by a $5.9 million increase in cash paid for construction and repositioning projects for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $175.0 million to $50.3 million for the three months ended March 31, 2020, compared to $225.2 million for the three months ended March 31, 2019. The decrease was primarily attributable to the following: (i) a decrease of $165.0 million in net cash proceeds from the sale of shares of our common stock (ii) an increase of $5.7 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend and (iii) an increase of $2.2 million in deferred loan costs paid related to the amendment of our senior unsecured credit facility in February 2020.

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
As of March 31, 2020, the $100 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Credit Facility.
As of March 31, 2020, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
As of March 31, 2020, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
At March 31, 2020, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $905.6 million. Of this total amount, $847.1 million, or 94%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.5 million, or 6%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of March 31, 2020, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.3 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
With the exception of the following, there have been no other material changes in our risk factors from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and local governments’ actions impacting our ability to collect rent could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, to date in 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. In particular, our properties are concentrated in Southern California, and the state of California and certain cities, including where we own properties and/or have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, exceptions are available for essential retail, food processing and distribution, shipping businesses, essential building services, such as cleaning and maintenance, manufacturing that enables the continued operating of other essential businesses and certain essential construction projects. There can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. For instance, our properties are concentrated in certain industries, which, as of March 31, 2020, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (22.8%); Warehousing (17.5%); Manufacturing (17.0%); Retail Trade (8.9%); and Transportation Services (6.6%), and these and other industries may not be covered by the exceptions listed above and have already been negatively impacted by reductions in demand resulting from the COVID-19 pandemic and/or restrictions intended to prevent its spread. These trends may influence occupancy levels and the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.

Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. For example, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency “shelter in place” orders are in effect, with repayment generally within three to six months after the end of the local emergency “shelter in place” or similar order. Across our portfolio, we collected substantially all of our rent for the three month period ended March 31, 2020. For the month of April 2020, we have collected 82.3% of contractual rents, which includes contractual base rent and tenant reimbursements. As of May 3, 2020, we have executed rent relief agreements granting rent relief to 206 tenants that represented approximately 20.1% of our ABR at March 31, 2020 and we have outstanding rent relief requests from 114 tenants for which we have not yet executed rent relief agreements. Of these 114 tenants, 70 tenants representing 3.5% of ABR at March 31, 2020 paid April 2020 rent and 44 tenants representing 2.5% of ABR at March 31, 2020 have not paid April 2020 rent. Rent relief agreements executed through May 3, 2020 cover April 2020 contractual base rent and/or contractual base rent for subsequent months. There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.
At this time, we cannot predict the number of additional tenants that will not pay rent for the month of April 2020, nor can we predict whether tenants who have paid or will pay rent for April 2020 will continue to do so in May 2020 and thereafter, including with respect to our largest tenants. We also cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their government-mandated ability to unilaterally defer rent. As the

COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, and adversely impact our results of operations and financial condition. Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major tenants have announced temporary closures of some or all of their places of business or have substantially reduced their operations in response to the COVID-19 pandemic, and additional tenants may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have lead and may lead to further closures, or other operational issues at, our properties.
Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

•	our tenants’ ability or willingness to pay rent in full on a timely basis;

•	state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;

•	our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;

•
our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which where we own properties or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities;

•
a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;

•
complete or partial shutdowns of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants’ to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

•
our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;

•
our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and

•	our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.
Since March 13, 2020, there have been a number of federal, state and local government initiatives implemented to manage the spread of COVID-19 and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. We are encouraging our tenants to review the these initiatives to determine whether any of the provisions may provide them with loans or additional liquidity to enable them to continue to meet their lease obligations to us; however, there can be no assurance that our tenants will do so or that such initiatives will provide them with any such assistance. In addition, we are analyzing different aspects of these initiatives to determine whether (in addition to any general support it may provide to the economy and our tenants) any specific provisions may more directly benefit us.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the value and trading price of our common stock. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Historical data regarding our business, properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
The information included in this quarterly report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	N/A	N/A
February 1, 2020 to February 29, 2020(1)	68	$50.50	N/A	N/A
March 1, 2020 to March 31, 2020(1)	25,729	$46.77	N/A	N/A
	25,797	$46.78	N/A	N/A

(1)	In February 2020 and March 2020, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “U.S. Federal Income Tax Considerations” in the prospectus dated February 19, 2019, which is a part of our Registration Statement on Form S-3 (File No. 333- 229731). Our updated discussion addresses recently enacted tax law changes.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed by the registrant on February 14, 2020)
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on August 15, 2016)
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on November 9, 2017)
3.5	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on September 19, 2019)
3.6	Seventh Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 5, 2020)
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on August 15, 2016)
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on November 9, 2017)
4.4	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on September 19, 2019)
10.1
Third Amended and Restated Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on February 14, 2020)

10.2
Fifth Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the registrant on February 14, 2020)

10.3
First Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Capital One, National Association, as administrative agent and lender, and the other lenders named therein. (incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the registrant on February 14, 2020)

10.4*†	Resignation Letter of Adeel Khan effective as of January 15, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	U.S. Federal Income Tax Considerations
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

May 4, 2020	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

May 4, 2020	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

May 4, 2020	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)