Form 10-Q
period 2020-06-30
Rexford Industrial Realty, Inc.
filed 2020-07-27
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 20, 2020 was 123,789,199.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Land	$2,128,243	$1,927,098
Buildings and improvements	1,770,930	1,680,178
Tenant improvements	77,211	72,179
Furniture, fixtures and equipment	141	141
Construction in progress	39,860	18,794
Total real estate held for investment	4,016,385	3,698,390
Accumulated depreciation	(337,938)	(296,777)
Investments in real estate, net	3,678,447	3,401,613
Cash and cash equivalents	254,373	78,857
Restricted cash	67	—
Rents and other receivables, net	4,790	5,889
Deferred rent receivable, net	37,552	29,671
Deferred leasing costs, net	20,269	18,688
Deferred loan costs, net	2,599	695
Acquired lease intangible assets, net	71,513	73,090
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	—	766
Other assets	16,656	9,671
Acquisition related deposits	63,612	14,526
Total Assets	$4,155,034	$3,638,622
LIABILITIES & EQUITY
Liabilities
Notes payable	$906,687	$857,842
Interest rate swap liability	22,916	8,488
Accounts payable, accrued expenses and other liabilities	33,731	31,112
Dividends and distributions payable	27,532	21,624
Acquired lease intangible liabilities, net	61,108	59,340
Tenant security deposits	26,158	28,779
Prepaid rents	11,163	8,988
Total Liabilities	1,089,295	1,016,173
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized, at June 30, 2020 and December 31, 2019
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at June 30, 2020 and December 31, 2019 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2020 and December 31, 2019 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at June 30, 2020 and December 31, 2019 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 123,789,199 and 113,793,300 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,236	1,136
Additional paid in capital	2,820,216	2,439,007
Cumulative distributions in excess of earnings	(147,907)	(118,751)
Accumulated other comprehensive loss	(22,214)	(7,542)
Total stockholders’ equity	2,893,658	2,556,177
Noncontrolling interests	172,081	66,272
Total Equity	3,065,739	2,622,449
Total Liabilities and Equity	$4,155,034	$3,638,622
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental income	$79,770	$63,613	$157,260	$123,217
Management, leasing and development services	114	109	207	211
Interest income	66	668	163	1,325
TOTAL REVENUES	79,950	64,390	157,630	124,753
OPERATING EXPENSES
Property expenses	18,884	15,139	36,998	28,951
General and administrative	8,972	7,301	18,289	14,645
Depreciation and amortization	28,381	24,522	55,904	46,518
TOTAL OPERATING EXPENSES	56,237	46,962	111,191	90,114
OTHER EXPENSES
Acquisition expenses	14	29	19	52
Interest expense	7,428	6,255	14,877	12,726
TOTAL EXPENSES	63,679	53,246	126,087	102,892
Gains on sale of real estate	—	4,810	—	4,810
NET INCOME	16,271	15,954	31,543	26,671
Less: net income attributable to noncontrolling interests	(1,084)	(569)	(1,801)	(770)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	15,187	15,385	29,742	25,901
Less: preferred stock dividends	(3,637)	(2,424)	(7,273)	(4,847)
Less: earnings allocated to participating securities	(129)	(113)	(260)	(227)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,421	$12,848	$22,209	$20,827
Net income attributable to common stockholders per share - basic	$0.10	$0.12	$0.19	$0.20
Net income attributable to common stockholders per share - diluted	$0.10	$0.12	$0.19	$0.20
Weighted average shares of common stock outstanding - basic	119,810,283	105,847,557	116,932,359	102,115,849
Weighted average shares of common stock outstanding - diluted	120,068,176	106,236,309	117,191,254	102,442,780

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16,271	$15,954	$31,543	$26,671
Other comprehensive loss: cash flow hedge adjustment	(226)	(8,549)	(15,194)	(13,676)
Comprehensive income	16,045	7,405	16,349	12,995
Comprehensive income attributable to noncontrolling interests	(1,122)	(382)	(1,279)	(457)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$14,923	$7,023	$15,070	$12,538

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$242,327	116,331,347	$1,162	$2,524,274	$(132,843)	$(21,950)	$2,612,970	$165,708	$2,778,678
Issuance of common stock	—	7,436,313	74	296,448	—	—	296,522	—	296,522
Offering costs	—	—	—	(1,571)	—	—	(1,571)	—	(1,571)
Issuance of OP Units	—	—	—	—	—	—	—	4,205	4,205
Share-based compensation	—	13,507	—	859	—	—	859	2,906	3,765
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(776)	—	(29)	—	—	(29)	—	(29)
Conversion of OP units to common stock	—	8,808	—	235	—	—	235	(235)	—
Net income	3,637	—	—	—	11,550	—	15,187	1,084	16,271
Other comprehensive loss	—	—	—	—	—	(264)	(264)	38	(226)
Preferred stock dividends ($0.367188 per series A and series B preferred shares and $0.351563 per series C preferred share)	(3,637)	—	—	—	—	—	(3,637)	—	(3,637)
Preferred unit distributions	—	—	—	—	—	—	—	(707)	(707)
Common stock dividends ($0.215 per common share)	—	—	—	—	(26,614)	—	(26,614)	—	(26,614)
Distributions	—	—	—	—	—	—	—	(918)	(918)
Balance at June 30, 2020	$242,327	123,789,199	$1,236	$2,820,216	$(147,907)	$(22,214)	$2,893,658	$172,081	$3,065,739

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$159,094	104,028,046	$1,038	$2,042,218	$(99,715)	$1,261	$2,103,896	$33,940	$2,137,836
Issuance of common stock	—	5,660,920	57	216,208	—	—	216,265	—	216,265
Offering costs	—	—	—	(3,465)	—	—	(3,465)	—	(3,465)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	11,295	—	632	—	—	632	2,119	2,751
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(681)	—	(25)	—	—	(25)	—	(25)
Conversion of OP units to common stock	—	40,000	—	281	—	—	281	(281)	—
Net income	2,424	—	—	—	12,961	—	15,385	569	15,954
Other comprehensive loss	—	—	—	—	—	(8,362)	(8,362)	(187)	(8,549)
Preferred stock dividends ($0.367188 per series A and series B preferred shares)	(2,424)	—	—	—	—	—	(2,424)	—	(2,424)
Preferred unit distributions	—	—	—	—	—	—	—	(270)	(270)
Common stock dividends ($0.185 per common share)	—	—	—	—	(20,302)	—	(20,302)	—	(20,302)
Distributions	—	—	—	—	—	—	—	(521)	(521)
Balance at June 30, 2019	$159,094	109,739,580	$1,095	$2,255,849	$(107,056)	$(7,101)	$2,301,881	$62,728	$2,364,609

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock	—	9,643,270	96	377,240	—	—	377,336	—	377,336
Offering costs	—	—	—	(2,954)	—	—	(2,954)	—	(2,954)
Issuance of OP Units	—	—	—	—	—	—	—	67,482	67,482
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	115,782	1	1,557	—	—	1,558	5,834	7,392
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(26,573)	—	(1,236)	—	—	(1,236)	—	(1,236)
Conversion of units to common stock	—	263,420	3	6,602	—	—	6,605	(6,605)	—
Net income	7,273	—	—	—	22,469	—	29,742	1,801	31,543
Other comprehensive loss	—	—	—	—	—	(14,672)	(14,672)	(522)	(15,194)
Preferred stock dividends ($0.734376 per series A and series B preferred share and $0.703126 per series C preferred share)	(7,273)	—	—	—	—	—	(7,273)	—	(7,273)
Preferred unit distributions	—	—	—	—	—	—	—	(1,130)	(1,130)
Common stock dividends ($0.43 per common share)	—	—	—	—	(51,625)	—	(51,625)	—	(51,625)
Distributions	—	—	—	—	—	—	—	(1,838)	(1,838)
Balance at June 30, 2020	$242,327	123,789,199	$1,236	$2,820,216	$(147,907)	$(22,214)	$2,893,658	$172,081	$3,065,739

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of common stock	—	12,809,666	128	464,531	—	—	464,659	—	464,659
Offering costs	—	—	—	(7,439)	—	—	(7,439)	—	(7,439)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	98,214	1	1,142	—	—	1,143	4,221	5,364
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(23,771)	—	(816)	—	—	(816)	—	(816)
Conversion of units to common stock	—	44,967	—	318	—	—	318	(318)	—
Net income	4,847	—	—	—	21,054	—	25,901	770	26,671
Other comprehensive loss	—	—	—	—	—	(13,363)	(13,363)	(313)	(13,676)
Preferred stock dividends ($0.734376 per series A and series B preferred share)	(4,847)	—	—	—	—	—	(4,847)	—	(4,847)
Preferred unit distributions	—	—	—	—	—	—	—	(270)	(270)
Common stock dividends ($0.370 per share)	—	—	—	—	(39,547)	—	(39,547)	—	(39,547)
Distributions	—	—	—	—	—	—	—	(1,050)	(1,050)
Balance at June 30, 2019	$159,094	109,739,580	$1,095	$2,255,849	$(107,056)	$(7,101)	$2,301,881	$62,728	$2,364,609

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,543	$26,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,904	46,518
Amortization of (below) above market lease intangibles, net	(5,071)	(3,651)
Amortization of debt issuance costs	724	689
Amortization of (premium) discount on notes payable, net	(75)	3
Gain on sale of real estate	—	(4,810)
Equity based compensation expense	7,279	5,288
Straight-line rent	(7,884)	(3,308)
Change in working capital components:
Rents and other receivables	1,369	1,339
Deferred leasing costs	(3,949)	(3,436)
Other assets	(5,518)	(1,222)
Accounts payable, accrued expenses and other liabilities	(1,345)	(3,112)
Tenant security deposits	(3,320)	1,516
Prepaid rents	1,522	(937)
Net cash provided by operating activities	71,179	61,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(117,952)	(458,978)
Capital expenditures	(33,253)	(22,244)
Payments for deposits on real estate acquisitions	(59,112)	(4,215)
Proceeds from sale of real estate	—	11,055
Net cash used in investing activities	(210,317)	(474,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	374,382	457,220
Proceeds from notes payable	—	35,000
Repayment of notes payable	(225)	(35,078)
Debt issuance costs	(2,242)	—
Dividends paid to preferred stockholders	(7,273)	(4,847)
Dividends paid to common stockholders	(46,063)	(34,735)
Distributions paid to common unitholders	(1,492)	(977)
Distributions paid to preferred unitholders	(1,130)	(270)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,236)	(816)
Net cash provided by financing activities	314,721	415,497
Increase in cash, cash equivalents and restricted cash	175,583	2,663
Cash, cash equivalents and restricted cash, beginning of period	78,857	180,601
Cash, cash equivalents and restricted cash, end of period	$254,440	$183,264
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,943 and $1,682 for the six months ended June 30, 2020 and 2019, respectively)	$13,901	$11,884
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$3,262
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to adoption of ASC 842	$1,353	$3,457
Issuance of operating partnership units in connection with acquisition of real estate	$67,482	$—
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$40,787	$—
Issuance of 4.43937% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$27,359
Assumption of debt in connection with acquisition of real estate including loan premium	$48,759	$—
Accrual for capital expenditures	$8,439	$3,221
Accrual of dividends and distributions	$27,532	$20,823
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2020, our consolidated portfolio consisted of 229 properties with approximately 27.6 million rentable square feet. In addition, we currently manage 20 properties with approximately 1.0 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2020 and December 31, 2019, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
Restricted cash is comprised of escrow reserves that we are required to set aside for future costs as required by certain agreements with our lenders, and from time to time, includes cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code. As of June 30, 2020, the restricted cash balance of $0.1 million was being reserved for real estate taxes related to the property located at 960-970 Knox Street. As of June 30, 2019, the restricted cash balance of $11.1 million was comprised of cash proceeds from the sale of one of our properties. As of December 31, 2019 we did not have a balance in restricted cash.

Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$78,857	$180,601
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$78,857	$180,601

Cash and cash equivalents	$254,373	$172,209
Restricted cash	67	11,055
Cash, cash equivalents and restricted cash, end of period	$254,440	$183,264

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
For asset acquisitions, we allocate the cost of the acquisition, which includes the purchase price and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. These individual assets and liabilities typically include land, building and improvements, tenant improvements, intangible assets and liabilities related to above- and below-market leases, intangible assets related to in-place leases, and from time to time, assumed mortgage debt. As there is no measurement period concept for an asset acquisition, the allocated cost of the acquired assets is finalized in the period in which the acquisition occurs.
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2020, we used discount rates ranging from 5.75% to 7.00% and exit capitalization rates ranging from 4.75% to 5.75%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2020, we used an estimated average lease-up period ranging from six months to nine months.
The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the six months ended June 30, 2020, we used estimated market interest rates ranging from 3.00% to 3.75%.
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
We capitalized interest costs of $1.1 million and $1.1 million during the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $1.7 million during the six months ended June 30, 2020 and 2019, respectively. We capitalized real estate taxes and insurance costs aggregating $0.3 million and $0.4 million during the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.6 million during the six months ended June 30, 2020 and 2019, respectively. We capitalized compensation costs for employees who provide construction services of $1.0 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $1.3 million during the six months ended June 30, 2020 and 2019, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of June 30, 2020, and December 31, 2019, we did not have any properties classified as held for sale.
Impairment of Long-Lived Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review real estate assets for recoverability, we consider current market conditions as well as our intent with respect to holding or disposing of the asset. The intent with regards to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the three and six months ended June 30, 2020 and 2019, respectively.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax, including any applicable alternative minimum tax for taxable years prior to 2018.
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the six months ended June 30, 2020 and 2019.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2020, and December 31, 2019, we have not established a liability for uncertain tax positions.
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
Valuation of Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $0.5 million, for the six months ended June 30, 2020 and 2019, respectively, as a reduction of rental income in the consolidated statements of operations.
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
Earnings Per Share
We calculate earnings per share (“EPS”) in accordance with ASC 260 - Earnings Per Share (“ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.
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
COVID-19 Lease Concessions
On April 10, 2020, the FASB issued a staff question-and-answer document (the “Q&A”) to address some frequently asked questions about accounting for concessions related to the effects of the COVID-19 pandemic. Consequently, the Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract, which is required by ASC 842, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. An entity may then elect to account for COVID-19 related lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract, or (ii) as a lease modification under ASC 842.
During the three months ended June 30, 2020, we received rent relief requests from a number of tenants claiming impacts from COVID-19, many of whom may be making such rent relief requests in response to local California governmental moratoriums on commercial tenant evictions and provisions enabling commercial tenants to defer rent. In response to these requests, for the three months ended June 30, 2020, we granted rent relief to certain tenants providing the following : (i) the application of $4.2 million of security deposits to base rents, (ii) the acceleration of $0.8 million of future rent concessions to cover base rent and (iii) the deferral of $3.6 million of base rent, with a typical deferral period of approximately one to two months and repayment generally scheduled to begin in the third or fourth quarter of 2020.
In accordance with the Q&A, we have elected to forgo the evaluation of the enforceable rights and obligations of our lease contracts and have elected to account for COVID-19 related lease concessions (which include the acceleration of future rent concessions in the original lease contract and the deferral of base rent) as lease modifications under ASC 842. As the COVID-19 related lease concessions that we provided to tenants did not substantially change the amount of consideration in the original lease contract (only the timing of rent payments has changed) and we believe that deferred rent payments remain collectible based on our tenant-by-tenant collectability assessment as of June 30, 2020, rental income recognized in each period over the term of the lease will not substantially change. Therefore, the impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the three and six months ended June 30, 2020.

3.	Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned industrial properties we acquired during the six months ended June 30, 2020:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
701-751 Kingshill Place(2)	Los Angeles - South Bay	3/5/2020	169,069	6	$33,251
2601-2641 Manhattan Beach Boulevard(2)	Los Angeles - South Bay	3/5/2020	126,726	6	39,481
2410-2420 Santa Fe Avenue(2)	Los Angeles - South Bay	3/5/2020	112,000	1	35,737
11600 Los Nietos Road(2)	Los Angeles - Mid-Counties	3/5/2020	103,982	1	16,626
5160 Richton Street(2)	San Bernardino - Inland Empire West	3/5/2020	94,976	1	15,653
2205 126th Street(2)	Los Angeles - South Bay	3/5/2020	63,532	1	17,712
11832-11954 La Cienega Boulevard(2)	Los Angeles - South Bay	3/5/2020	63,462	4	19,664
7612-7642 Woodwind Drive(2)	Orange County - West	3/5/2020	62,377	3	13,780
960-970 Knox Street(2)	Los Angeles - South Bay	3/5/2020	39,400	1	9,939
25781 Atlantic Ocean Drive(2)	Orange County - South	3/5/2020	27,960	1	5,516
Brady Way(3)	Orange County - West	4/1/2020	—	—	874
720-750 Vernon Avenue	Los Angeles - San Gabriel Valley	4/3/2020	71,692	3	15,515
6687 Flotilla Street	Los Angeles - Central	5/5/2020	120,000	1	21,000
1055 Sandhill Avenue	Los Angeles - South Bay	5/28/2020	—	—	14,453
22895 Eastpark Drive(2)	Orange County - North	6/19/2020	34,950	1	6,844
8745-8775 Production Avenue	San Diego - Central	6/19/2020	46,820	2	7,850
15580 Slover Avenue	San Bernardino - Inland Empire West	6/26/2020	60,127	1	9,958
Total 2020 Wholly-Owned Property Acquisitions			1,197,073	33	283,853

(1)	Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.

(2)
On March 5, 2020, we acquired ten properties and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company (the “Properties”) for an aggregate purchase price of $214.2 million, exclusive of closing costs, including assumed debt of approximately $47.5 million. In consideration for the Properties we (i) paid $60.4 million in cash, including a $10.0 million deposit paid in 2019, (ii) issued 1,406,170 common units of limited partnership interests in the Operating Partnership and (iii) issued 906,374 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”).  See Note 5 and Note 11 for further details regarding the assumption of debt and Series 2 CPOP Units, respectively.

(3)	Brady Way is a one-acre parcel of land adjacent to our property located at 12821 Knott Street.

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2020 Acquisitions
Assets:
Land	$201,145
Buildings and improvements	79,948
Tenant improvements	1,789
Acquired lease intangible assets(1)	10,645
Other acquired assets(2)	3,082
Total assets acquired	296,609

Liabilities:
Acquired lease intangible liabilities(3)	7,487
Notes payable(4)	48,759
Other assumed liabilities(2)	1,352
Total liabilities assumed	57,598
Net assets acquired	$239,011

(1)
Acquired lease intangible assets is comprised of $10.4 million of in-place lease intangibles with a weighted average amortization period of 4.5 years and $0.2 million of above-market lease intangibles with a weighted average amortization period of 7.9 years.

(2)
Includes other working capital assets acquired and liabilities assumed at the time of acquisition. In addition, it also includes personal property that we acquired as part of the acquisition of 1055 Sandhill Avenue that we are currently in the process of selling.

(3)	Represents below-market lease intangibles with a weighted average amortization period of 5.8 years.

(4)
In connection with the acquisition of the Properties, we assumed ten mortgage loans from the sellers. At the date of acquisition, the loans had an aggregate fair value of $48.8 million and an aggregate principal balance of $47.5 million.

4.	Intangible Assets

The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	June 30, 2020	December 31, 2019
Acquired Lease Intangible Assets:
In-place lease intangibles	$164,572	$154,370
Accumulated amortization	(99,289)	(87,955)
In-place lease intangibles, net	$65,283	$66,415

Above-market tenant leases	$14,500	$14,296
Accumulated amortization	(8,270)	(7,621)
Above-market tenant leases, net	$6,230	$6,675
Acquired lease intangible assets, net	$71,513	$73,090

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(89,140)	$(81,718)
Accumulated accretion	28,032	22,378
Below-market tenant leases, net	$(61,108)	$(59,340)
Acquired lease intangible liabilities, net	$(61,108)	$(59,340)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-place lease intangibles(1)	$5,752	$5,313	$11,574	$9,652
Net below-market tenant leases(2)	$(2,670)	$(1,900)	$(5,071)	$(3,651)

(1)	The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

5.	Notes Payable
The following table summarizes the components and significant terms of our indebtedness as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	1.050%	(2)	1.212%	(3)	2/13/2024	(4)
$100M Term Loan Facility	100,000	100,000	1.200%	(2)	2.964%	(5)	2/14/2022
$225M Term Loan Facility	225,000	225,000	1.200%	(2)	2.574%	(5)	1/14/2023
$150M Term Loan Facility	150,000	150,000	1.500%	(2)	4.263%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$800,000	$800,000

Secured Debt:
$60M Term Loan(6)	$58,499	$58,499	1.700%		1.862%		8/1/2023	(6)
Gilbert/La Palma(7)	2,377	2,459	n/a		5.125%		3/1/2031
701-751 Kingshill Place(8)	7,100	—	n/a		3.900%		1/5/2026
2601-2641 Manhattan Beach Boulevard(7)	4,120	—	n/a		4.080%		4/5/2023
2410-2420 Santa Fe Avenue(7)	10,300	—	n/a		3.700%		1/1/2028
11600 Los Nietos Road(7)	2,861	—	n/a		4.190%		5/1/2024
5160 Richton Street(7)	4,443	—	n/a		3.790%		11/15/2024
2205 126th Street(9)	5,200	—	n/a		3.910%		12/1/2027
11832-11954 La Cienega Boulevard(8)	4,100	—	n/a		4.260%		7/1/2028
7612-7642 Woodwind Drive(7)	3,938	—	n/a		5.240%		1/5/2024
960-970 Knox Street(7)(10)	2,530	—	n/a		5.000%		11/1/2023
22895 Eastpark Drive(7)	2,782	—	n/a		4.330%		11/15/2024
Total Secured Debt	$108,250	$60,958
Total Unsecured and Secured Debt	$908,250	$860,958
Less: Unamortized premium/discount and debt issuance costs(11)	(1,563)	(3,116)
Total	$906,687	$857,842

(1)
Reflects the contractual interest rate under the terms of each loan as of June 30, 2020 and includes the effect of interest rate swaps that were effective as of June 30, 2020. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.

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

(5)
As of June 30, 2020, interest on the $100.0 million term loan facility, $225.0 million term loan facility and $150 million term loan facility have been effectively fixed through the use of interest rate swaps. See Note 7 for details.

(6)
Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions. Monthly payments of interest only through June 2021, followed by equal monthly payments of principal ($65,250), plus accrued interest until maturity.

(7)
Fixed monthly payments of interest and principal until maturity as follows: Gilbert/La Palma ($24,008), 2601-2641 Manhattan Beach Boulevard ($23,138), 2410-2420 Santa Fe Avenue ($31,758), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 7612-7642 Woodwind Drive ($24,270), 960-970 Knox Street ($17,538), and 22895 Eastpark Drive ($15,396).

(8)
For 701-751 Kingshill Place, fixed monthly payments of interest only through January 2023, followed by fixed monthly payments of interest and principal ($33,488) until maturity. For 11832-11954 La Cienega Boulevard, fixed monthly payments of interest only through July 2020, followed by fixed monthly payments of interest and principal ($20,194) until maturity.

(9)	Fixed monthly payments of interest only.

(10)	Loan requires monthly escrow reserve payments for real estate taxes related to the property located at 960-970 Knox Street.

(11)	Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of June 30, 2020, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2020 - December 31, 2020	$418
2021	1,267
2022	101,700
2023	289,318
2024	12,886
Thereafter	502,661
Total	$908,250

Assumption of Mortgage Loans
In connection with the acquisition of the Properties, on March 5, 2020, we assumed nine mortgage loans and on June 19, 2020, we assumed one additional mortgage loan, each secured by one of the Properties we acquired. At the date of acquisition, the assumed loans had an aggregate principal balance of $47.5 million and an aggregate fair value of $48.8 million, resulting in an aggregate initial net debt premium of $1.2 million. The mortgage loans bear interest at fixed interest rates ranging from 3.70% to 5.24% and have maturities ranging from 3.0 years to 8.3 years from the date assumed.
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
On June 30, 2020, we did not have any borrowings outstanding under the Amended Revolver, leaving $500.0 million available for future borrowings.
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
We were in compliance with all of our required quarterly debt covenants as of June 30, 2020.

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
For the three and six months ended June 30, 2020, we recognized $77.1 million and $152.2 million of rental income related to operating lease payments, of which $64.6 million and $127.5 million are for fixed lease payments and $12.5 million and $24.7 million are for variable lease payments, respectively. For the comparable three and six month-period ended June 30, 2019, we recognized $61.7 million and $119.6 million of rental income related to operating lease payments, of which $51.7 million and $100.3 million were for fixed lease payments and $10.0 million and $19.3 million were for variable lease payments, respectively.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2020 (in thousands):

Twelve Months Ended June 30,
2021	$256,961
2022	216,923
2023	176,305
2024	134,294
2025	96,251
Thereafter	312,614
Total	$1,193,348

The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

In June 2020, we executed a five-year lease for a 58,802 rentable square feet unit at our property located at 2722 Fairview Street. The lease contains an option whereby the tenant can purchase the entire 116,575 rentable square foot property at a purchase price of $20.4 million. The tenant must give us notice on or before December 10, 2020 in order to exercise its purchase option.
Lessee
We lease office space as part of conducting our day-to-day business. As of June 30, 2020, our office space leases have remaining lease terms ranging from approximately one to five years and some include options to renew. These renewal terms can extend the lease term from three to five years and are included in the lease term when it is reasonably certain that we will exercise the option.
In connection with the acquisition of 1055 Sandhill Avenue, we assumed a ground lease from the seller for a parcel of land that is adjacent to our property and used as a parking lot. The ground lease, which expires on August 11, 2023, has a remaining lease term of approximately three years, with two additional ten-year options to renew, and monthly rent of $9,000 through expiration.
As of June 30, 2020, total ROU assets and lease liabilities were approximately $4.4 million and $5.1 million, respectively. As of December 31, 2019, total ROU assets and lease liabilities were approximately $3.5 million and $3.8 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
The tables below present financial information associated with our leases for the three and six months ended June 30, 2020 and 2019, and as of June 30, 2020 and December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	2020	2019	2020	2019
Operating lease cost(1)	$316	$285	$621	$545
Variable lease cost(1)	12	10	24	23
Sublease income(2)	—	(79)	—	(158)
Total lease cost	$328	$216	$645	$410

(1)	Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)	Amount is included in “Rental income” in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$262	$283	$442	$522
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$339	$—	$1,353	$6,720

(1)	For the six months ended June 30, 2019, the reported amount includes $3.3 million for operating leases existing on January 1, 2019, the date we adopted ASC 842.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term	4.3 years	4.7 years
Weighted-average discount rate(1)	3.6%	3.9%

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

Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

July 1, 2020 - December 31, 2020	$674
2021	1,199
2022	1,201
2023	1,198
2024	1,161
Thereafter	97
Total undiscounted lease payments	$5,530
Less imputed interest	(440)
Total lease liabilities	$5,090

We have one operating lease for office space of $1.9 million which has not commenced as June 30, 2020, and as such, has not been recognized on our consolidated balance sheets. This operating lease is expected to commence in 2020 and has a 5-year lease term.

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
The following table sets forth a summary of our interest rate swaps at June 30, 2020 and December 31, 2019 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$(2,347)	$489
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$(1,966)	$277
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$100,000	$(1,835)	$(332)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(16,768)	$(8,156)

(1)	Represents the notional value of swaps that are effective as of the balance sheet date presented.

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

The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of loss recognized in AOCI on derivatives	$(1,920)	$(7,761)	$(17,318)	$(12,036)
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense”	$(1,694)	$788	$(2,124)	$1,640
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$7,428	$6,255	$14,877	$12,726

     During the next twelve months, we estimate that an additional $8.3 million will be reclassified from AOCI into earnings as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2020 and December 31, 2019, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(22,916)	$—	$(22,916)	$—
December 31, 2019
Interest Rate Swap Asset	$766	$—	$766	$—
Interest Rate Swap Liability	$(8,488)	$—	$(8,488)	$—

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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2020	$952,946	$—	$—	$952,946	$906,687
December 31, 2019	$882,813	$—	$—	$882,813	$857,842

9.	Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively, in management, leasing and development services revenue.

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
As of June 30, 2020 and December 31, 2019, we had a $0.6 million and $0.6 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of June 30, 2020 and December 31, 2019, we also had a $0.6 million and $0.6 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
Tenant and Construction Related Commitments
As of June 30, 2020, we had commitments of approximately $33.1 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2020, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
Concentration of Properties in Southern California
As of June 30, 2020, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the outbreak of COVID-19, which was declared a pandemic in March 2020 by the World Health Organization, and related state and local government reactions.
All of our properties are concentrated in Southern California, and the state of California and certain cities, including where we own properties, reacted to the COVID-19 pandemic early on by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue as well as moratoriums on commercial tenant evictions and provisions enabling commercial tenants to defer rent. We cannot predict when restrictions currently in place will expire or if additional restrictions will be added. Additionally, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within three to six months after the end of the local emergency. In many of the local municipalities in which we operate, the eviction restrictions are set to expire by September 30, 2020, the date that Executive Order N-28-20 is currently scheduled to expire, and in other municipalities the restrictions expire when the local emergency is lifted, although we cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders, including Executive Order N-28-20, have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, and we are currently unable to predict the impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
See Note 2 “Summary of Significant Accounting Policies—COVID-19 Lease Concessions” for information related to rent relief requests received and rent relief agreements executed during the six months ended June 30, 2020.
Tenant Concentration
During the six months ended June 30, 2020, no single tenant accounted for more than 5% of our total consolidated rental income.

11.	Equity
Common Stock Offering
During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters exercise in full of its option to purchase 937,500 shares of our common stock, at an offering price per share of $39.85. The net proceeds of the offering were approximately $285.1 million after deducting the underwriting discount and offering costs totaling $1.4 million. We contributed the net proceeds of the offering to our Operating Partnership in exchange for 7,187,500 common units of partnership interests in the Operating Partnership.
ATM Program
On June 13, 2019, we established an at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents.
During the six months ended June 30, 2020, we sold a total of 2,455,770 shares of our common stock under the $550 Million ATM Program at a weighted average price of $37.02 per share, for gross proceeds of $90.9 million, and net proceeds of $89.6 million, after deducting the sales agents’ fee.
As of June 30, 2020, we had the capacity to issue up to an additional $259.8 million of common stock under the $550 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
Operating Partnership Units
As of June 30, 2020, noncontrolling interests included 3,044,588 OP Units and 863,888 fully-vested LTIP units and performance units and represented approximately 3.1% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2020, 263,420 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $6.6 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
Issuance of OP Units and Series 2 CPOP Units in Connection with the Acquisition of the Properties
As previously described in Note 3, on March 5, 2020, we acquired ten industrial properties and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company for an aggregate purchase price of $214.2 million. As partial consideration for the Properties, we issued the Sellers 1,406,170 OP Units, valued at $67.5 million, and 906,374 newly issued 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”), valued at $40.8 million.
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
The aggregate number of shares of our common stock, LTIP Units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000, plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of June 30, 2020, a total of 1,115,502 shares of common stock, LTIP Units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

Share-Based Award Activity
The following table sets forth our share-based award activity for the six months ended June 30, 2020:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2020	212,545	298,412	687,761
Granted	120,639	36,292	—
Forfeited	(4,857)	—	—
Vested(1)	(85,288)	(41,953)	—
Balance at June 30, 2020	243,039	292,751	687,761

(1)
During the six months ended June 30, 2020, 26,573 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2020:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2020 - December 31, 2020	2,640	154,422	188,250
2021	98,773	90,031	204,517
2022	67,586	45,740	294,994
2023	47,919	2,558	—
2024	26,121	—	—
Total	243,039	292,751	687,761

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

Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expensed share-based compensation(1)	$3,709	$2,709	$7,279	$5,288
Capitalized share-based compensation(2)	56	42	113	76
Total share-based compensation	$3,765	$2,751	$7,392	$5,364

(1)	Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

(2)
For the three and six months ended June 30, 2020 and 2019, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.

As of June 30, 2020, total unrecognized compensation cost related to all unvested share-based awards was $20.5 million and is expected to be recognized over a weighted average remaining period of 27 months.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the six months ended June 30, 2020 and 2019, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Six Months Ended June 30,
	2020	2019
Accumulated other comprehensive (loss) income - beginning balance	$(7,542)	$6,262
Other comprehensive loss before reclassifications	(17,318)	(12,036)
Amounts reclassified from accumulated other comprehensive loss (income) to interest expense	2,124	(1,640)
Net current period other comprehensive loss	(15,194)	(13,676)
Less other comprehensive loss attributable to noncontrolling interests	522	313
Other comprehensive loss attributable to common stockholders	(14,672)	(13,363)
Accumulated other comprehensive (loss) income - ending balance	$(22,214)	$(7,101)

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$16,271	$15,954	$31,543	$26,671
Less: Preferred stock dividends	(3,637)	(2,424)	(7,273)	(4,847)
Less: Net income attributable to noncontrolling interests	(1,084)	(569)	(1,801)	(770)
Less: Net income attributable to participating securities	(129)	(113)	(260)	(227)
Net income attributable to common stockholders	$11,421	$12,848	$22,209	$20,827

Denominator:
Weighted average shares of common stock outstanding – basic	119,810,283	105,847,557	116,932,359	102,115,849
Effect of dilutive securities - performance units	257,893	388,752	258,895	326,931
Weighted average shares of common stock outstanding – diluted	120,068,176	106,236,309	117,191,254	102,442,780

Earnings per share — Basic
Net income attributable to common stockholders	$0.10	$0.12	$0.19	$0.20
Earnings per share — Diluted
Net income attributable to common stockholders	$0.10	$0.12	$0.19	$0.20

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
Acquisitions
On July 1, 2020, we acquired a three-property portfolio located at 11308-11350 Penrose Street, 11076-11078 Fleetwood Street and 11529-11547 Tuxford Street in Sun Valley, California for a contract price of $35.1 million. The portfolio consists of four multi-tenant buildings with a combined 207,374 rentable square feet.
On July 1, 2020, we acquired the property located at 15650-15700 South Avalon Boulevard in Los Angeles, California for a contract price of $28.1 million. The property consists of two buildings with a combined 166,088 rentable square feet.
On July 17, 2020, we acquired the property located at 12133 Greenstone Avenue in Santa Fe Springs, California for a contract price of $5.5 million. The property consists of one single-tenant building with 12,586 rentable square feet.
Dividends Declared
On July 20, 2020, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.215	September 30, 2020	October 15, 2020
OP Units	$0.215	September 30, 2020	October 15, 2020
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2020	September 30, 2020
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2020	September 30, 2020
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2020	September 30, 2020
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2020	September 30, 2020
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2020	September 30, 2020

Item  2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
As of June 30, 2020, our consolidated portfolio consisted of 229 properties with approximately 27.6 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt investments secured by industrial property in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add renovations and redevelopment or the development of new industrial buildings. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
2020 Year to Date Highlights
Acquisitions

•
During the first quarter of 2020, we acquired from a group of sellers (the “Sellers”) 10 industrial properties (the “Properties”) with a combined 0.9 million rentable square feet, for an aggregate purchase price of $207.4 million.

•
During the second quarter of 2020, we completed the acquisition of one small land parcel and six properties with a combined 0.3 million rentable square feet, for an aggregate purchase price of $76.5 million.

Repositioning

•
During the first quarter of 2020, we stabilized two of our value-add repositioning properties located at 2455 Conejo Spectrum Street and 635 8th Street with a combined 0.2 million rentable square feet.

Equity

•	During the first quarter of 2020, we sold 2,206,957 shares of common stock under our at-the-market equity offering program for gross proceeds of $80.8 million, or approximately $36.62 per share.

•	During the second quarter of 2020, we sold 248,813 shares of common stock under our at-the-market equity offering program for gross proceeds of $10.1 million, or approximately $40.59 per share.

•
In March 2020, in connection with the acquisition of the Properties, we issued to the Sellers 1,406,170 common units of limited partnership interests in the Operating Partnership valued at $67.5 million and 906,374 newly issued 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”) valued at $40.8 million.

•
During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters exercise in full of its option to purchase 937,500 shares of our common stock, at an offering price per share of $39.85. The net proceeds of the offering were approximately $285.1 million after deducting the underwriting discount and offering costs totaling $1.4 million.

Financing

•
In February 2020, we amended our senior unsecured credit facility to, among other changes, increase the aggregate commitment for our unsecured revolving credit facility to $500 million from $350 million and to extend the maturity date of the unsecured revolving credit facility to February 2024 from February 2021.

•
In connection with the acquisition of the Properties and one additional property that we acquired from the Sellers in March 2020 and June 2020, respectively, we assumed total debt of $47.5 million. The $47.5 million is comprised of 10 secured fixed-rate mortgage loans with interest rates ranging from 3.70% to 5.24% and with maturities ranging from 3.0 years to 8.3 years from the date assumed.

Human Capital

•
In July 2020, we announced the appointment of Laura Clark as Chief Financial Officer of the Company effective as of September 1, 2020. Ms. Clark will replace Adeel Khan as Chief Financial Officer. Mr. Khan will continue to serve the Company in a transitional role to assist in the transition of his prior responsibilities to Ms. Clark.

Factors That May Influence Future Results of Operations

COVID-19 Update

The outbreak of COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain its outbreak and spread has significantly impacted the global and national economies, our industry and the industries in which our tenants operate.

In Southern California, where all of our industrial properties are located, local government authorities reacted to the COVID-19 pandemic early on by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. While local government authorities had begun relaxing restrictions as early as May 2020, allowing many businesses to resume operations, most recently on July 13, 2020, the Governor of California re-instituted a number of restrictions in response to a resurgence in COVID-19 cases, which could have a continued impact on us and our tenants. We cannot predict when restrictions currently in place will expire or if additional restrictions will be added. In March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within three to six months after the end of the local emergency. In many of the local municipalities in which we operate, the eviction restrictions are set to expire by September 30, 2020, the date that Executive Order N-28-20 is currently scheduled to expire, and in other municipalities the restrictions expire when the local emergency is lifted, although we cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders, including Executive Order N-28-20, have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, and we are currently unable to predict the impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
While we are currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread, as well as the California emergency orders authorizing tenant deferral of rent, will have on our business and our tenants for the remainder of 2020, as of July 23, 2020 we have taken the following steps and seen the following impact on our portfolio (using tenant counts and in-place annualized base rent (defined below) as of June 30, 2020):

•
We had 1,453 leases representing in-place annualized base rent (“ABR”) of $263.3 million. ABR is defined/calculated as the monthly contractual base rent per the leases, excluding any rent abatements, as of June 30, 2020, multiplied by 12.

•	We have received rent relief requests from 334 tenants, representing 26.7% or $70.3 million of ABR.

•
We have executed rent relief agreements with 259 tenants, representing 23.7% or $62.4 million of ABR. See the table below for a summary of rent relief provided to tenants for the second quarter of 2020 and July 2020.

•
We have executed rent relief agreements with four of our top ten tenants, pursuant to which we permitted the tenants to apply their security deposit to contractual base rent, permitted the acceleration of future existing contractual rent concessions and/or granted the deferral of contractual base rent for one to two months.

•
Based on loan-level data announced by the U.S. Small Business Administration, in consultation with the Treasury Department, regarding the loans made under the Paycheck Protection Program (“PPP”), we believe approximately 255 tenants (including five of our top ten tenants), representing 26.5% or $69.8 million of ABR, received PPP loans in excess of $150,000 (the loan amount above which the borrowers’ names were published), of which 65.6% representing $45.8 million of ABR, did not request rent relief. We are unable to determine or speculate whether receipt of such PPP loans signifies tenant distress or tenants opportunistically taking advantage of the loan forgiveness money available under the PPP.

•
We cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their local California government-mandated right to unilaterally defer rent without an agreement.

•	We may in the future amend or enter into additional rent relief agreements.

The following table sets forth the following information regarding April 2020, May 2020, June 2020 and July 2020 contractual rent: (i) amount billed, (ii) percentage collected (as of July 23, 2020) prior to the impact of consummated rent relief agreements, (iii) the amount of rent relief provided to tenants by the (a) application of security deposits to contractual base rent, (b) acceleration of future existing contractual rent concessions to cover contractual base rent and (c) deferral of contractual base rent and (iv) percentage collected (as of July 23, 2020) after adjusting for rent relief provided by rent relief agreements.

			Rent Relief
Period	Contractual Billings(1)	% of Contractual Billings Collected(2)(3)	Security Deposits	Acceleration of Concessions	Deferral of Base Rent(4)	Total	% of Contractual Billings Collected after Relief(3)(5)
April 2020	$26,165	86.7%	$2,357	$337	$589	$3,283	99.1%
May 2020	25,665	84.0%	1,389	369	1,825	3,583	97.7%
June 2020	25,231	90.9%	460	119	1,221	1,800	97.9%
Total Q2-2020	$77,061	87.2%	$4,206	$825	$3,635	$8,666	98.2%

July 2020	$25,544	92.2%	$206	$—	$309	$515	94.1%

(1)
Contractual Billings include contractual base rent and tenant reimbursements (including prior year recoverable expense reconciliation adjustments) charged to tenants before the impact of consummated COVID-19 related rent relief agreements.

(2)	Represents the cash collection percentage of Contractual Billings.

(3)
Reflects collections through July 23, 2020 for all periods presented. Based on collection patterns over the last several months, we believe the collection percentage for July 2020 Contractual Billings may increase during the remainder of July 2020 and into August 2020.

(4)	The typical deferral period is approximately one to two months with repayment generally scheduled to begin in the third or fourth quarter of 2020.

(5)	Represents the cash collection percentage of Contractual Billings after adjusting for Rent Relief provided by rent relief agreements.
While the volume of rent relief requests has significantly decreased from its peak in April 2020, for any rent relief requests we might receive in the future, we will continue to perform an evaluation of each tenant’s individual circumstances prior to executing such rent relief agreements. Not all tenant rent relief requests will ultimately result in rent relief agreements, nor are we forgoing our contractual rights under any of our lease agreements. Rent collections and rent relief requests received to-date may not be indicative of collections or requests in any future period.
The long-term impacts of the ongoing COVID-19 pandemic and efforts to contain its spread, as well as the actions of California municipalities enabling tenants impacted by COVID-19 to unilaterally defer their rent, on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including our timing and ability to collect rents, including rents that have been recently deferred pursuant to consummated rent relief agreements. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our ongoing response in collaboration with tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
In recent years, the infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets have been characterized by a relative scarcity of available product, generally operating at above or just below 98% occupancy, coupled with the limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, preceding the COVID-19 pandemic, underlying tenant demand within our infill target markets continued to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity over the last several years, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Although we have observed a number of positive trends within our target infill markets over the last several years, the COVID-19 pandemic, the government-mandated commercial shut-down and the actions taken by California municipalities enabling tenants impacted by COVID-19 to unilaterally defer their rent are unprecedented events and the long-term impact on the global economy and our infill Southern California markets cannot be determined at present.
Despite the above-mentioned challenges, as the government-mandated commercial shutdown restrictions were eased through the second half of the second quarter of 2020, we observed a marked recovery in tenant demand within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the second quarter is demonstrated through the Company’s favorable leasing spreads and leasing volume, which continue at pre-COVID-19 levels, as well as achieving rental rates and related terms from new and renewing tenants that continue to generally meet and exceed budgeted targets set during pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). Although this tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food and logistics, among other sectors, we have observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. Our portfolio, positioned within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand. We believe our portfolio’s leasing performance through the second quarter has generally outpaced that of the infill markets within which we operate, although, as discussed in more details below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners. However, there can be no assurance that tenant demand may continue at strong levels to the extent impacts from the COVID-19 pandemic referenced above persist into future periods.
In Los Angeles County, while negative absorption caused overall occupancy to decrease quarter-over-quarter, vacancy still remained at relatively low levels. Additionally, while average asking lease rates decreased quarter-over-quarter, average asking lease rates still had positive growth year-over-year. Although there is still continued uncertainty as to the long-term impact of the COVID-19 pandemic, the stable supply and demand fundamentals of the Los Angeles County market puts it in a strong position to weather market uncertainty.
In Orange County, steady activity and tenant demand showed market resiliency during the quarter. While overall vacancy increased quarter-over-quarter, it remained below last year’s vacancy rate and average asking lease rates increased quarter-over-quarter.
In San Diego, there was a slight increase in vacancy quarter-over-quarter and average asking lease rates increased slightly quarter-over-quarter.
In Ventura County, there was a decrease in vacancy quarter-over-quarter and average asking lease rates decreased quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy increased quarter-over-quarter and average asking lease rates increased slightly quarter-over-quarter and were unchanged year over year. We generally do not focus on properties located within the Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.

Acquisitions and Value-Add Repositioning and Development of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire land parcels or properties with excess land for ground-up development projects. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million dollar single-property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
As of June 30, 2020, ten of our properties were in various stages of repositioning or development and two of our properties were in the lease-up stage. In addition, we anticipate beginning development work on two additional properties over the next couple of years. The tables below set forth a summary of these properties, as well the two properties that were stabilized during the first half of 2020 and the seven properties that were stabilized during 2019, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. In addition to the properties in the tables below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread, including impacts to our employees, may cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our repositioning and development projects. Additionally, most municipalities are taking longer to issue construction permits and complete inspections as their employees are permitting remotely and inspections occasionally experience delays, which has had and may continue to have an impact on project completion timing. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated New Development Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 6/30/20
Current Development:
Avenue Paine (San Fernando Valley)	LA	111,024	3Q-2019	4Q-2021	—%
851 Lawrence Drive (Ventura)	VC	90,856	2Q-2018	1Q-2021	—%
12821 Knott Street (West OC)(3)	OC	164,368	1Q-2019	1Q-2021	—%
The Merge (Inland Empire West)(4)	SB	333,491	2Q-2019	3Q-2020	—%
415 Motor Avenue (San Gabriel Valley)	LA	96,950	4Q-2019	3Q-2021	—%
1055 Sandhill Avenue (South Bay)	LA	126,013	2Q-2020	1Q-2023	—%
Total Current Development		922,702

Future Development:
9615 Norwalk Boulevard (Mid-Counties)(3)(5)	LA	201,808	1Q-2021	2022	100%
4416 Azusa Canyon Road (San Gabriel Valley)(3)	LA	128,350	1Q-2021	4Q-2021	100%
Total Future Development		330,158

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/ Lease-up	Start	Completion	Total Property Leased % at 6/30/20
Current Repositioning:
16121 Carmenita Road (Mid-Counties)	LA	105,477	53,552	1Q-2019	3Q-2020	49%
10015 Waples Court (Central SD)	SD	106,412	106,412	2Q-2019	3Q-2020	—%
1210 North Red Gum Street (North OC)	OC	64,570	64,570	1Q-2020	3Q-2020	—%
727 Kingshill Place (South Bay)(6)	LA	45,160	45,160	1Q-2020	4Q-2020	—%
Total Current Repositioning		321,619	269,694

Lease-up Stage:
29003 Avenue Sherman (San Fernando Valley)	LA	68,123	16,672	3Q-2018	4Q-2019	76%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	74,856	37,417	1Q-2019	3Q-2019	50%
Total Lease-up Stage		142,979	54,089

Total Current Repositioning and Lease-up Stage		464,598	323,783

Stabilized:(7)	Market	Stabilized Rentable Square Feet	Stabilized Period	Total Property Leased % at 6/30/20
2455 Conejo Spectrum Street (Ventura)	VC	98,218	1Q-2020	100%
635 8th Street (San Fernando Valley)	LA	72,250	1Q-2020	100%
Total 2020 Stabilized		170,468

14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	201,990	1Q-2019	93%
1998 Surveyor Avenue (Ventura)	VC	56,306	1Q-2019	100%
15401 Figueroa Street (South Bay)	LA	38,584	1Q-2019	100%
1332-1340 Rocky Point Drive (North SD)	SD	73,747	1Q-2019	100%
1580 Carson Street (South Bay)	LA	43,787	3Q-2019	100%
3233 Mission Oaks Blvd. - Unit 3233 (Ventura)	VC	109,636	4Q-2019	97%
2722 Fairview Street (OC Airport)	OC	116,575	4Q-2019	100%
Total 2019 Stabilized		640,625

(1)
The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction (including delays related to the COVID-19 pandemic), changes in scope, and other unforeseen circumstances.

(2)	Represents the estimated rentable square footage of the project upon completion of development.

(3)
As of June 30, 2020, these projects have existing buildings aggregating 217,672 rentable square feet that are included in our total portfolio rentable square feet. Includes the following projects: 12821 Knott Street (120,800 rentable square feet), 9615 Norwalk Boulevard (26,362 rentable square feet) and 4416 Azusa Canyon Road (70,510 rentable square feet). For the last two projects we intend to fully or partially demolish the existing buildings prior to constructing new buildings.

(4)	The Merge is a fully entitled industrial development site on which we are under construction of six industrial buildings totaling 333,491 rentable square feet.

(5)
9615 Norwalk Boulevard is a 10.26 acre storage-yard with buildings totaling 26,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of March 31, 2021. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of this land lease.

(6)	We acquired 701-727 Kingshill Place, a six-building property, on March 5, 2020. The information presented above is related to only one of the six buildings which is located at 727 Kingshill Place.

(7)	We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $1.1 million and $1.9 million of interest expense and $0.3 million and $0.6 million of insurance and real estate tax expenses during the three and six months ended June 30, 2020, respectively, related to our repositioning and redevelopment projects.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of June 30, 2020, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.4% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.0% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the lease-up of recently completed repositioning projects and the completion and lease-up of repositioning and development projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Development of Properties” above, as of June 30, 2020, ten of our properties with a combined 1.2 million rentable square feet at completion are in current repositioning or development and two additional properties with a combined 0.1 million rentable square feet are in lease-up. Vacant repositioning space and lease-up space at these 12 properties are concentrated in our Los Angeles, Orange County, Ventura and San Diego markets, and represent 1.6% of our total consolidated portfolio square footage as of June 30, 2020. Including vacant repositioning space and lease-up space at these 12 properties, our weighted average occupancy rate as of June 30, 2020, in Los Angeles, Orange County, Ventura and San Diego was 97.3%, 91.6%, 95.0% and 90.3%, respectively. Excluding vacant repositioning space and lease-up space at these 12 properties, our weighted average occupancy rate as of June 30, 2020, in these markets was 98.3%, 96.8%, 95.0% and 93.7%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange and San Diego county markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. While we believe the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth, there can be no assurance that recent positive market trends will continue, due in part to the ongoing COVID-19 pandemic and the impact it will have on the global economy and our local infill Southern California markets.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the six months ended June 30, 2020:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2020	47	424,435	4.3	$12.46	33.5%	22.1%
Q2-2020	49	550,977	4.0	$11.57	37.9%	17.9%
Total/Weighted Average	96	975,412	4.1	$11.95	35.9%	19.7%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2020	60	1,169,923	4.3	$12.28	37.2%	24.8%	107	1,685,186	79.7%
Q2-2020	74	818,529	5.0	$11.87	30.4%	18.3%	131	1,328,499	62.3%
Total/Weighted Average	134	1,988,452	4.6	$12.12	34.6%	22.3%	238	3,013,685	71.5%

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

(4)
The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2020, exclude 28 leases aggregating 538,016 rentable square feet for which there was no comparable lease data. Of these 28 excluded leases, two leases aggregating 65,494 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)
The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2020, excludes three leases totaling 59,121 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.

(6)	Includes three leases totaling 198,762 rentable square feet that expired during the six months ended June 30, 2020, for which the space was placed into repositioning after each tenant vacated.

(7)
Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes expiring leases associated with space that is placed into repositioning after the tenant vacates.

Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the six months ended June 30, 2020, we stabilized 2455 Conejo Spectrum Street and 635 8th Street with a combined 170,468 rentable square feet. As of June 30, 2020, we have four current repositioning projects and six development projects with estimated construction completion periods ranging from the third quarter of 2020 through the first quarter of 2023. Additionally, we have two properties in the lease-up stage. Based on current market activity, we expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service. However, the ultimate impact of the ongoing COVID-19 pandemic on the timing of the completion of these projects and the rental rates at which we are able to negotiate leases is uncertain. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2020, for each of the 10 full and partial calendar years beginning with 2020 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	880,000	3.2%	$—	—%	$—
Current Repositioning(6)	—	390,494	1.4%	$—	—%	$—
MTM Tenants(7)	67	88,378	0.3%	$1,454	0.6%	$16.45
Remainder of 2020	135	1,500,959	5.4%	$13,457	5.1%	$8.97
2021	356	5,398,430	19.5%	$51,474	19.6%	$9.54
2022	360	4,000,130	14.5%	$42,994	16.3%	$10.75
2023	262	3,499,601	12.7%	$39,582	15.0%	$11.31
2024	126	3,854,764	14.0%	$37,200	14.1%	$9.65
2025	76	2,609,774	9.4%	$24,505	9.3%	$9.39
2026	21	1,383,987	5.0%	$12,488	4.7%	$9.02
2027	11	669,948	2.4%	$5,912	2.2%	$8.83
2028	6	348,447	1.3%	$3,304	1.3%	$9.48
2029	8	550,549	2.0%	$5,986	2.3%	$10.87
Thereafter	25	2,458,317	8.9%	$24,933	9.5%	$10.14
Total Consolidated Portfolio	1,453	27,633,778	100.0%	$263,289	100.0%	$9.99

(1)	Represents the contracted square footage upon expiration.

(2)
Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2020, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.

(3)	Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2020.

(4)	Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of June 30, 2020.

(5)	Represents vacant space (not under repositioning) as of June 30, 2020. Includes new leases aggregating 175,057 rentable square feet that have been signed but had not yet commenced as of June 30, 2020.

(6)
Represents 0.3 million rentable square feet of vacant space at our properties that were classified as current repositioning and 0.1 million rentable square feet at our development properties that we intend to demolish prior to constructing new buildings as of June 30, 2020. Refer to the table under “Acquisitions and Value-Add Repositioning and Development of Properties” for a summary of these properties. Excludes stabilized properties and properties in lease-up.

(7)
Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Of the 67 MTM leases, 56 MTM leases aggregating 59,390 rentable square feet are at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

As of June 30, 2020, in addition to 0.9 million rentable square feet of currently available space in our portfolio and 0.4 million rentable square feet of vacant space under current repositioning, leases representing 5.4% and 19.5% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2020 and 2021, respectively. During the six months ended June 30, 2020, we renewed 134 leases for 1,988,452 rentable square feet, resulting in a 71.5% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the six months ended June 30, 2020, both new and renewal leases had a weighted average term of 4.6 years, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2020 and 2021 represent approximately 5.1% and 19.6% respectively, of the total ABR for our portfolio as of June 30, 2020. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2020 and 2021 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “—Market Fundamentals” above, while second quarter market indicators, including changes in vacancy rates and average asking lease rates, varied by submarket due to the COVID-19 pandemic, overall there was comparatively low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore, while we still expect the remainder of 2020 will show positive renewal rates and leasing spreads, due to the continued uncertainty created by the ongoing COVID-19 pandemic, we cannot guarantee that they will be as strong as the rental rates and leasing spreads we have experienced during the first half of 2020 and prior to 2020. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, including the impact of the ongoing COVID-19 pandemic, and related state and local government reactions, adverse weather conditions and natural disasters in this market may affect our overall performance.
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

Taxable REIT Subsidiary
As of June 30, 2020, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2020 and 2019.

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
For the three and six months ended June 30, 2020 and 2019, our Stabilized Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2019 through June 30, 2020, and that were stabilized prior to January 1, 2019, which consisted of 161 properties aggregating approximately 19.8 million rentable square feet. Results for our Stabilized Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2019 through June 30, 2020, properties classified as current or future repositioning, development or lease-up during 2019 or 2020, interest income, interest expense and corporate general and administrative expenses. In addition to the properties included in our Stabilized Same Properties Portfolio, our Total Portfolio includes the 56 properties aggregating approximately 6.6 million rentable square feet that were purchased between January 1, 2019 and June 30, 2020, and the four properties aggregating approximately 0.2 million rentable square feet that were sold between January 1, 2019 and June 30, 2020.
As of June 30, 2020 and 2019, our Stabilized Same Properties Portfolio occupancy was approximately 97.6% and 98.0%, respectively. For the three months ended June 30, 2020 and 2019, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 97.8% and 98.1%, respectively. Comparatively, for the six months ended June 30, 2020 and 2019, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 97.9% and 97.9%, respectively.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)%		Three Months Ended June 30,		Increase/(Decrease)%
	2020	2019		Change	2020	2019		Change
REVENUES
Rental income	$57,513	$55,851	$1,662	3.0%	$79,770	$63,613	$16,157	25.4%
Management, leasing and development services	—	—	—	—%	114	109	5	4.6%
Interest income	—	—	—	—%	66	668	(602)	(90.1)%
TOTAL REVENUES	57,513	55,851	1,662	3.0%	79,950	64,390	15,560	24.2%
OPERATING EXPENSES
Property expenses	13,178	12,850	328	2.6%	18,884	15,139	3,745	24.7%
General and administrative	—	—	—	—%	8,972	7,301	1,671	22.9%
Depreciation and amortization	19,567	20,297	(730)	(3.6)%	28,381	24,522	3,859	15.7%
TOTAL OPERATING EXPENSES	32,745	33,147	(402)	(1.2)%	56,237	46,962	9,275	19.8%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	14	29	(15)	(51.7)%
Interest expense	—	—	—	—%	7,428	6,255	1,173	18.8%
TOTAL EXPENSES	32,745	33,147	(402)	(1.2)%	63,679	53,246	10,433	19.6%
Gains on sale of real estate	—	—	—	—%	—	4,810	(4,810)	(100.0)%
NET INCOME	$24,768	$22,704	$2,064	9.1%	$16,271	$15,954	$317	2.0%
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

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)%		Three Months Ended June 30,		Increase/(Decrease)%
Category	2020	2019		Change	2020	2019		Change
Rental revenue(1)	$49,027	$47,150	$1,877	4.0%	$67,349	$53,599	$13,750	25.7%
Tenant reimbursements (2)	8,501	8,468	33	0.4%	12,433	9,776	2,657	27.2%
Other income(3)	(15)	233	(248)	(106.4)%	(12)	238	(250)	(105.0)%
Rental income	$57,513	$55,851	$1,662	3.0%	$79,770	$63,613	$16,157	25.4%
Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $1.7 million, or 3.0%, and $16.2 million, or 25.4%, respectively, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, for the reasons described below:
(1) Rental Revenue
Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $1.9 million, or 4.0%, and $13.8 million, or 25.7%, respectively, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to increases in average rental rates on new and renewal leases of the portfolio for comparable periods. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 56 properties we acquired between January 1, 2019, and June 30, 2020.
Refer to “—COVID-19 Update” above for a summary of COVID-19 related rent relief provided to tenants during the second quarter of 2020 and July 2020. Because rent relief provided to tenants (e.g., acceleration of future contractual rent concessions and the deferral of contractual base rent) did not substantially change the total amount of rent payments in the original lease contracts (only the timing of rent payments has changed) and we believe that deferred rent payments remain collectible based on our tenant-by-tenant collectability assessment as of June 30, 2020, rental revenue for the three months ended June 30, 2020, was not impacted by such COVID-19 rent relief agreements. See Note 2 “Summary of Significant Accounting Policies—COVID-19 Lease Concessions” to our consolidated financial statements under Item 1 of this report on Form 10-Q for additional information.
(2) Tenant Reimbursements
Our Stabilized Same Properties Portfolio tenant reimbursements revenue increased by $33 thousand, or 0.4%, and our Total Portfolio tenant reimbursements revenue increased by $2.7 million, or 27.2%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in recoverable operating expenses, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 56 properties we acquired between January 1, 2019 and June 30, 2020.
(3) Other Income
Our Stabilized Same Properties Portfolio and Total Portfolio other income decreased by $0.2 million, or 106.4%, and $0.3 million, or 105.0%, respectively, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due to a decrease in late fee income as a result of COVID-19 related California governmental measures, many of which prohibit landlords from charging tenants late fees, and the reversal of prior period late fees.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $5 thousand, or 4.6%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Interest Income
Interest income decreased by $0.6 million, or 90.1%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $0.3 million, or 2.6%, and $3.7 million, or 24.7%, respectively, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense relating to California Proposition 13 annual increases and an increase in insurance expense, partially offset by a decrease in repairs and maintenance expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 56 properties we acquired between January 1, 2019, and June 30, 2020.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $1.7 million, or 22.9%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to increases in non-cash equity compensation expense, payroll related costs due to a higher headcount and accrued bonus expense.
Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $0.7 million, or 3.6%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2019, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2019. Our Total Portfolio depreciation and amortization expense increased by $3.9 million, or 15.7%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the incremental expense from the 56 properties we acquired between January 1, 2019, and June 30, 2020.
Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $15 thousand, or 51.7%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.
Interest Expense
Our Total Portfolio interest expense increased by $1.2 million, or 18.8%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a $1.0 million increase related to the private placement of $100.0 million of senior notes that we completed in July 2019 and a $0.4 million increase due to the assumption of $47.5 million of debt as part of the consideration for the acquisition of 10 properties during the first half of 2020, partially offset by a $0.3 million decrease related to our variable rate $60 million term loan due to a decrease in the LIBOR rate.
Gains on Sale of Real Estate
During the three months ended June 30, 2019, we recognized gains on sale of real estate of $4.8 million from the disposition of one property that was sold for a gross sale price of $11.6 million. During the three months ended June 30, 2020, we did not complete any property dispositions.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)%		Six Months Ended June 30,		Increase/(Decrease)%
	2020	2019		Change	2020	2019		Change
REVENUES
Rental income	$115,291	$111,544	$3,747	3.4%	$157,260	$123,217	$34,043	27.6%
Management, leasing and development services	—	—	—	—%	207	211	(4)	(1.9)%
Interest income	—	—	—	—%	163	1,325	(1,162)	(87.7)%
TOTAL REVENUES	115,291	111,544	3,747	3.4%	157,630	124,753	32,877	26.4%
OPERATING EXPENSES
Property expenses	26,316	25,489	827	3.2%	36,998	28,951	8,047	27.8%
General and administrative	—	—	—	—%	18,289	14,645	3,644	24.9%
Depreciation and amortization	39,382	40,305	(923)	(2.3)%	55,904	46,518	9,386	20.2%
TOTAL OPERATING EXPENSES	65,698	65,794	(96)	(0.1)%	111,191	90,114	21,077	23.4%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	19	52	(33)	(63.5)%
Interest expense	—	—	—	—%	14,877	12,726	2,151	16.9%
TOTAL EXPENSES	65,698	65,794	(96)	(0.1)%	126,087	102,892	23,195	22.5%
Gains on sale of real estate	—	—	—	—%	—	4,810	(4,810)	(100.0)%
NET INCOME	$49,593	$45,750	$3,843	8.4%	$31,543	$26,671	$4,872	18.3%
Rental Income
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

	Stabilized Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)%		Six Months Ended June 30,		Increase/(Decrease)%
Category	2020	2019		Change	2020	2019		Change
Rental revenue(1)	$98,193	$94,019	$4,174	4.4%	$132,604	$103,885	$28,719	27.6%
Tenant reimbursements (2)	16,921	17,037	(116)	(0.7)%	24,426	18,817	5,609	29.8%
Other income(3)	177	488	(311)	(63.7)%	230	515	(285)	(55.3)%
Rental income	$115,291	$111,544	$3,747	3.4%	$157,260	$123,217	$34,043	27.6%
Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $3.7 million, or 3.4%, and $34.0 million, or 27.6%, respectively, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, for the reasons described below:

(1) Rental Revenue
Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $4.2 million, or 4.4%, and $28.7 million, or 27.6%, respectively, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to increases in average rental rates on new and renewal leases. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 56 properties we acquired between January 1, 2019, and June 30, 2020.
(2) Tenant Reimbursements
Our Stabilized Same Properties Portfolio tenant reimbursements revenue decreased by $0.1 million, or 0.7%, and our Total Portfolio tenant reimbursements revenue increased by $5.6 million, or 29.8% during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to timing differences in completing prior year recoverable expense reconciliations for comparable periods, partially offset by an increase in recoverable operating expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 56 properties we acquired between January 1, 2019 and June 30, 2020.
(3) Other Income
Our Stabilized Same Properties Portfolio and Total Portfolio other income decreased by $0.3 million, or 63.7%, and $0.3 million, or 55.3%, respectively, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to a decrease in late fee income as a result of COVID-19 related California governmental measures, many of which prohibit landlords from charging tenants late fees, and the reversal of prior period late fees.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue decreased by $4 thousand, or 1.9%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Interest Income
Interest income decreased by $1.2 million, or 87.7%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $0.8 million, or 3.2%, and $8.0 million, or 27.8%, respectively, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to an increase in real estate tax expense relating to California Proposition 13 annual increases and an increase in insurance expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 56 properties we acquired between January 1, 2019, and June 30, 2020.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $3.6 million, or 24.9%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to increases in non-cash equity compensation expense, payroll related costs due to a higher headcount and accrued bonus expense.
Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $0.9 million, or 2.3%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2019, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2019. Our Total Portfolio depreciation and amortization expense increased by $9.4 million, or 20.2%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the incremental expense from the 56 properties we acquired between January 1, 2019, and June 30, 2020.

Acquisition Expenses
Our Total Portfolio acquisition expenses decreased by $33 thousand or 63.5%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Interest Expense
Our Total Portfolio interest expense increased by $2.2 million, or 16.9%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a $2.0 million increase related to the private placement of $100.0 million of senior notes that we completed in July 2019 and a $0.5 million increase due to the assumption of $47.5 million of debt as part of the consideration for the acquisition of ten properties during the first half of 2020, partially offset by a $0.3 million increase in capitalized interest related to our repositioning and redevelopment properties.
Gains on Sale of Real Estate
During the six months ended June 30, 2019, we recognized gains on sale of real estate of $4.8 million from the disposition of one property that was sold for a gross sale price of $11.6 million. During the six months ended June 30, 2020, we did not complete any property dispositions.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16,271	$15,954	$31,543	$26,671
Add:
Depreciation and amortization	28,381	24,522	55,904	46,518
Deduct:
Gains on sale of real estate	—	4,810	—	4,810
Funds From Operations (FFO)	$44,652	$35,666	$87,447	$68,379
Less: preferred stock dividends	(3,637)	(2,424)	(7,273)	(4,847)
Less: FFO attributable to noncontrolling interest(1)	(2,005)	(1,021)	(3,455)	(1,754)
Less: FFO attributable to participating securities(2)	(192)	(182)	(387)	(358)
FFO attributable to common stockholders	$38,818	$32,039	$76,332	$61,420

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income	$79,770	$63,613	157,260	123,217
Property expenses	18,884	15,139	36,998	28,951
Net Operating Income	$60,886	$48,474	$120,262	$94,266
Amortization of (below) above market lease intangibles, net	(2,669)	(1,900)	(5,071)	(3,651)
Straight line rental revenue adjustment	(6,212)	(1,241)	(7,884)	(3,308)
Cash Net Operating Income	$52,005	$45,333	$107,307	$87,307

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16,271	$15,954	$31,543	$26,671
Add:
General and administrative	8,972	7,301	18,289	14,645
Depreciation and amortization	28,381	24,522	55,904	46,518
Acquisition expenses	14	29	19	52
Interest expense	7,428	6,255	14,877	12,726
Deduct:
Management, leasing and development services	114	109	207	211
Interest income	66	668	163	1,325
Gains on sale of real estate	—	4,810	—	4,810
Net Operating Income	$60,886	$48,474	$120,262	$94,266
Amortization of (below) above market lease intangibles, net	(2,669)	(1,900)	(5,071)	(3,651)
Straight line rental revenue adjustment	(6,212)	(1,241)	(7,884)	(3,308)
Cash Net Operating Income	$52,005	$45,333	$107,307	$87,307

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16,271	$15,954	$31,543	$26,671
Interest expense	7,428	6,255	14,877	12,726
Depreciation and amortization	28,381	24,522	55,904	46,518
Gains on sale of real estate	—	(4,810)	—	(4,810)
EBITDAre	$52,080	$41,921	$102,324	$81,105

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
As of June 30, 2020, our cash and cash equivalents were $254.4 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $500.0 million available for future borrowings.  We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic.

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
ATM Program
On June 13, 2019, we established an at-the-market equity offering program (the “$550 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $550.0 million of our common stock through sales agents. During the six months ended June 30, 2020, we sold a total of 2,455,770 shares of our common stock under the $550 Million ATM Program at a weighted average price of $37.02 per share, for gross proceeds of $90.9 million, and net proceeds of $89.6 million, after deducting the sales agents’ fee. As of June 30, 2020, we had the capacity to issue up to an additional $259.8 million of common stock under the $550 Million ATM Program.
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
Equity Offerings
During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters exercise in full of its option to purchase 937,500 shares of our common stock, at an offering price per share of $39.85. The net proceeds of the offering were approximately $285.1 million after deducting the underwriting discount and offering costs totaling $1.4 million. We intend to use the net proceeds from this offering to fund future acquisitions, fund our development or redevelopment activities and for general corporate purposes.
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
During the six months ended June 30, 2020, we did not complete any property dispositions. In the future, we may selectively and opportunistically dispose of properties, however, the timing of any potential future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable, which may be impacted by the current COVID-19 pandemic. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
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
Investment Grade Rating
In November 2019, Fitch Ratings affirmed our investment grade credit rating of BBB with a stable outlook on the Prior Credit Agreement, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”), our $25.0 million unsecured guaranteed senior notes (the “Series 2019A Notes”) and our $75.0 million unsecured guaranteed senior notes (the “Series 2019B Notes”). They also affirmed our investment grade credit rating of BB+ on our 5.875% Series A Cumulative Redeemable Preferred Stock, 5.875% Series B Cumulative Redeemable Preferred Stock and 5.625% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired one small land parcel and 21 properties with a combined 1.6 million rentable square feet for a total gross purchase price of $352.6 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $51.9 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Development of Properties, as of June 30, 2020, 14 of our properties were in various stages of repositioning, development or lease-up.  We currently estimate that approximately $106.1 million of capital will be required through the first quarter of 2023, to bring these projects to completion. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which has and may continue to cause delays or which may increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $550 Million ATM Program and borrowings available under the Amended Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2020
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$27,184	18,359,169	$1.48
Recurring Capital Expenditures(5)	2,898	27,076,230	$0.11
Total Capital Expenditures	$30,082

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

Commitments and Contractual Obligations
The following table sets forth our principal obligations and commitments as of June 30, 2020, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments and debt maturities	$908,250	$418	$1,267	$101,700	$289,318	$12,886	$502,661
Interest payments - fixed-rate debt(1)	123,415	7,627	15,225	15,186	15,029	14,586	55,762
Interest payments - variable-rate debt(2)	48,829	8,183	15,641	10,809	7,177	6,036	983
Ground and office lease payments(3)	7,452	674	1,536	1,617	1,626	1,602	397
Contractual obligations(4)	33,136	33,136	—	—	—	—	—
Total	$1,121,082	$50,038	$33,669	$129,312	$313,150	$35,110	$559,803

(1)	Reflects scheduled interest payments on our fixed rate debt, including the $100 Million Notes, $125 Million Notes, Series 2019A Notes, Series 2019B Notes and our various mortgage loans.

(2)
Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of June 30, 2020, and the one-month LIBOR rate of 0.16225%, as of June 30, 2020. Furthermore, it is assumed that any maturity extension options available are not exercised.

(3)
See Note 6 to our consolidated financial statements for further details regarding leases. As of June 30, 2020, we have one additional office lease for office space which has not commenced of $1.9 million which has been included above.

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
On July 20, 2020, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.215	9/30/2020	10/15/2020
OP Units	$0.215	9/30/2020	10/15/2020
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	9/15/2020	9/30/2020
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	9/15/2020	9/30/2020
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	9/15/2020	9/30/2020
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	9/15/2020	9/30/2020
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	9/15/2020	9/30/2020

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated debt outstanding as of June 30, 2020:

	Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured and Unsecured Debt:
Unsecured Debt:
Revolver(3)	2/13/2024	(4)	1.050%	(5)	1.212%		$—
$100M Term Loan Facility	2/14/2022		1.200%	(5)	2.964%	(6)	100,000	8/14/2021
$225M Term Loan Facility	1/14/2023		1.200%	(5)	2.574%	(7)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025		1.500%	(5)	4.263%	(8)	150,000	11/22/2024
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$800,000

Secured Debt:
$60M Term Loan	8/1/2023	(9)	1.700%		1.862%		$58,499
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,377
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		4,120
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,861
5160 Richton Street	11/15/2024		n/a		3.790%		4,443
2205 126th Street	12/1/2027		n/a		3.910%		5,200
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,100
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,938
960-970 Knox Street	11/1/2023		n/a		5.000%		2,530
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,782
Total Secured Debt							$108,250

Total Consolidated Debt					3.468%		$908,250

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2020. See footnotes (6), (7) and (8) below.  Assumes a 1-month LIBOR rate of 0.16225% as of June 30, 2020, as applicable. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Amended Revolver.

(2)	Excludes unamortized debt issuance costs and premiums/discounts totaling $1.6 million as of June 30, 2020.

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

(6)
As of June 30, 2020, the $100 Million Term Loan Facility has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.

(7)
As of June 30, 2020, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

(8)
As of June 30, 2020, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.

(9)	Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2020:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.2	3.58%	3.58%	$849,751	94%
Variable	3.1	LIBOR + 1.70%	1.86%	$58,499	6%
Secured vs. Unsecured:
Secured	4.3		2.92%	$108,250	12%
Unsecured	5.2		3.54%	$800,000	88%

(1)
Includes the effect of interest rate swaps that were effective as of June 30, 2020.  Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Amended Revolver.  Assumes a 1-month LIBOR rate of 0.16225% as of June 30, 2020, as applicable.

(2)	Excludes unamortized debt issuance costs and discounts totaling $1.6 million as of June 30, 2020.

At June 30, 2020, we had total consolidated indebtedness of $908.3 million, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 3.47% and an average term-to-maturity of 5.1 years.  As of June 30, 2020, $849.8 million, or 94% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($372.1 million) or an interest rate swap ($475.0 million).
At June 30, 2020, we had consolidated indebtedness of $908.3 million, reflecting a net debt to total combined market capitalization of approximately 10.5%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
We were in compliance with all of our quarterly debt covenants as of June 30, 2020.

Off Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Cash provided by operating activities	$71,179	$61,548	$9,631
Cash used in investing activities	$(210,317)	$(474,382)	$264,065
Cash provided by financing activities	$314,721	$415,497	$(100,776)

Net cash provided by operating activities. Net cash provided by operating activities increased by $9.6 million to $71.2 million for the six months ended June 30, 2020, compared to $61.5 million for the six months ended June 30, 2019.  The increase was primarily attributable to incremental cash flows from property acquisitions completed subsequent to January 1, 2019, and the increase in Cash NOI from our Stabilized Same Properties Portfolio, partially offset by changes in working capital and an increase in cash interest paid for comparable periods.
Net cash used in investing activities. Net cash used in investing activities decreased by $264.1 million to $210.3 million for the six months ended June 30, 2020, compared to $474.4 million for the six months ended June 30, 2019. The decrease was primarily attributable to a $286.1 million decrease in cash paid for property acquisitions and acquisition related deposits, partially offset by an $11.1 million decrease in proceeds from the sale of real estate and a $11.0 million increase in cash paid for construction and repositioning projects for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $100.8 million to $314.7 million for the six months ended June 30, 2020, compared to $415.5 million for the six months ended June 30, 2019. The decrease was primarily attributable to the following: (i) a decrease of $82.8 million in net cash proceeds from the sale of shares of our common stock (ii) an increase of $11.8 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend, (iii) an increase of $3.3 million in dividends and distributions paid to preferred stockholders and preferred unit holders resulting from the issuance of the Series C Preferred Stock in September 2019, the Series 1 CPOP Units in April 2019, and the Series 2 CPOP Units in March 2020, and (iii) an increase of $2.2 million in deferred loan costs paid related to the amendment of our senior unsecured credit facility in February 2020.

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
As of June 30, 2020, the $100 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Credit Facility.
As of June 30, 2020, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
As of June 30, 2020, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
At June 30, 2020, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $908.3 million. Of this total amount, $849.8 million, or 94%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.5 million, or 6%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of June 30, 2020, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.1 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, to date in 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. In particular, our properties are concentrated in Southern California, and the state of California and certain cities, including where we own properties and/or have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, exceptions are available for essential retail, food processing and distribution, shipping businesses, essential building services, such as cleaning and maintenance, manufacturing that enables the continued operating of other essential businesses and certain essential construction projects. There can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. For instance, our properties are concentrated in certain industries, which, as of June 30, 2020, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (22.7%); Manufacturing (17.8%); Warehousing (16.8%); Retail Trade (9.0%); and Transportation Services (6.5%), and these and other industries may not be covered by the exceptions listed above and have already been negatively impacted by reductions in demand resulting from the COVID-19 pandemic and/or restrictions intended to prevent its spread. These trends may influence occupancy levels and the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.
Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. For example, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within three to six months after the end of the local emergency. In many of the local municipalities in which we operate, the eviction restrictions are set to expire by September 30, 2020, the date that Executive Order N-28-20 is currently scheduled to expire, and in other municipalities the restrictions expire when the local emergency is lifted, although we cannot currently predict whether or not this date may be extended or for how long. As of July 23, 2020, we have executed rent relief agreements granting rent relief to 259 tenants that represented approximately 23.7% of our ABR at June 30, 2020. Rent relief agreements executed through July 23, 2020 cover April 2020 contractual base rent and/or contractual base rent for subsequent months. For the second quarter of 2020, we have collected 87.2% of Contractual Billings (which includes contractual base rent and tenant reimbursements) charged to tenants before the impact of consummated COVID-19 related rent relief agreements, and we have collected 98.2% of Contractual Billings after adjusting for rent relief provided by rent relief agreements. For the month of July 2020, we have, as of July 23, 2020, collected 92.2% of Contractual Billings before the impact of rent relief agreements, and 94.1% of Contractual Billings after adjusting for rent relief provided by rent relief agreements. There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.
At this time, we cannot predict the number of tenants that will not pay rent for the month of July 2020, nor can we predict whether tenants who have paid or will pay rent for July 2020 will continue to do so in future months, including with respect to our largest tenants. We also cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their government-mandated ability to unilaterally defer rent. As the COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, and adversely impact our results of operations and financial condition. Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major tenants have announced temporary closures of some or all of their places of business or have substantially reduced their operations in response to the COVID-19 pandemic, and additional tenants may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have lead and may lead to further closures, or other operational issues at, our properties.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020(1)	776	$37.30	N/A	N/A
May 1, 2020 to May 31, 2020	—	$—	N/A	N/A
June 1, 2020 to June 30, 2020	—	$—	N/A	N/A
	776	$37.30	N/A	N/A

(1)	In April 2020, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1
Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on May 20, 2020)

10.2
Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the registrant on May 20, 2020)

10.3
Second Amendment to Employment Agreement, effective May 15, 2020, between Adeel Khan, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the registrant on May 20, 2020)

10.4
First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K, filed by the registrant on May 20, 2020)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

July 24, 2020	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

July 24, 2020	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

July 24, 2020	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer (Principal Financial and Accounting Officer)