Form 10-Q
period 2020-09-30
Rexford Industrial Realty, Inc.
filed 2020-10-26
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 22, 2020 was 123,790,124.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Land	$2,163,518	$1,927,098
Buildings and improvements	1,791,668	1,680,178
Tenant improvements	80,541	72,179
Furniture, fixtures and equipment	132	141
Construction in progress	41,941	18,794
Total real estate held for investment	4,077,800	3,698,390
Accumulated depreciation	(354,203)	(296,777)
Investments in real estate, net	3,723,597	3,401,613
Cash and cash equivalents	243,619	78,857
Restricted cash	42,387	—
Rents and other receivables, net	5,838	5,889
Deferred rent receivable, net	40,473	29,671
Deferred leasing costs, net	21,842	18,688
Deferred loan costs, net	2,419	695
Acquired lease intangible assets, net	67,304	73,090
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	—	766
Other assets	13,982	9,671
Acquisition related deposits	3,625	14,526
Total Assets	$4,170,242	$3,638,622
LIABILITIES & EQUITY
Liabilities
Notes payable	$906,608	$857,842
Interest rate swap liability	20,869	8,488
Accounts payable, accrued expenses and other liabilities	45,212	31,112
Dividends and distributions payable	27,532	21,624
Acquired lease intangible liabilities, net	61,148	59,340
Tenant security deposits	27,683	28,779
Prepaid rents	10,970	8,988
Total Liabilities	1,100,022	1,016,173
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized, at September 30, 2020 and December 31, 2019
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at September 30, 2020 and December 31, 2019 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2020 and December 31, 2019 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at September 30, 2020 and December 31, 2019 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 123,788,591 and 113,793,300 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,236	1,136
Additional paid in capital	2,821,127	2,439,007
Cumulative distributions in excess of earnings	(148,492)	(118,751)
Accumulated other comprehensive loss	(20,231)	(7,542)
Total stockholders’ equity	2,895,967	2,556,177
Noncontrolling interests	174,253	66,272
Total Equity	3,070,220	2,622,449
Total Liabilities and Equity	$4,170,242	$3,638,622
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental income	$83,622	$67,020	$240,882	$190,237
Management, leasing and development services	118	90	325	301
Interest income	116	951	279	2,276
TOTAL REVENUES	83,856	68,061	241,486	192,814
OPERATING EXPENSES
Property expenses	20,684	16,165	57,682	45,116
General and administrative	9,464	7,440	27,753	22,085
Depreciation and amortization	28,811	25,496	84,715	72,014
TOTAL OPERATING EXPENSES	58,959	49,101	170,150	139,215
OTHER EXPENSES
Acquisition expenses	70	122	89	174
Interest expense	7,299	6,785	22,176	19,511
TOTAL EXPENSES	66,328	56,008	192,415	158,900
Gains on sale of real estate	13,669	895	13,669	5,705
NET INCOME	31,197	12,948	62,740	39,619
Less: net income attributable to noncontrolling interests	(1,531)	(518)	(3,332)	(1,288)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	29,666	12,430	59,408	38,331
Less: preferred stock dividends	(3,636)	(2,572)	(10,909)	(7,419)
Less: earnings allocated to participating securities	(129)	(112)	(389)	(339)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25,901	$9,746	$48,110	$30,573
Net income attributable to common stockholders per share - basic	$0.21	$0.09	$0.40	$0.29
Net income attributable to common stockholders per share - diluted	$0.21	$0.09	$0.40	$0.29
Weighted average shares of common stock outstanding - basic	123,548,978	109,645,216	119,153,997	104,653,218
Weighted average shares of common stock outstanding - diluted	123,843,977	110,074,074	119,424,927	105,014,124

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$31,197	$12,948	$62,740	$39,619
Other comprehensive income (loss): cash flow hedge adjustment	2,047	(3,096)	(13,147)	(16,772)
Comprehensive income	33,244	9,852	49,593	22,847
Comprehensive income attributable to noncontrolling interests	(1,595)	(453)	(2,874)	(910)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$31,649	$9,399	$46,719	$21,937

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$242,327	123,789,199	$1,236	$2,820,216	$(147,907)	$(22,214)	$2,893,658	$172,081	$3,065,739
Issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	(23)	—	—	(23)	—	(23)
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Share-based compensation	—	(5,187)	—	817	—	—	817	2,337	3,154
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(388)	—	(18)	—	—	(18)	—	(18)
Conversion of OP units to common stock	—	4,967	—	135	—	—	135	(135)	—
Net income	3,636	—	—	—	26,030	—	29,666	1,531	31,197
Other comprehensive loss	—	—	—	—	—	1,983	1,983	64	2,047
Preferred stock dividends ($0.367188 per series A and series B preferred shares and $0.351563 per series C preferred share)	(3,636)	—	—	—	—	—	(3,636)	—	(3,636)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.215 per common share)	—	—	—	—	(26,615)	—	(26,615)	—	(26,615)
Distributions	—	—	—	—	—	—	—	(917)	(917)
Balance at September 30, 2020	$242,327	123,788,591	$1,236	$2,821,127	$(148,492)	$(20,231)	$2,895,967	$174,253	$3,070,220

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$159,094	109,739,580	$1,095	$2,255,849	$(107,056)	$(7,101)	$2,301,881	$62,728	$2,364,609
Issuance of 5.625% series C preferred stock	86,250	—	—	—	—	—	86,250	—	86,250
Issuance of common stock	—	1,147,417	11	50,715	—	—	50,726	—	50,726
Offering costs	(2,963)	—	—	(874)	—	—	(3,837)	—	(3,837)
Share-based compensation	—	(3,736)	—	597	—	—	597	2,119	2,716
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(361)	—	(15)	—	—	(15)	—	(15)
Conversion of OP units to common stock	—	1,372	—	10	—	—	10	(10)	—
Net income	2,572	—	—	—	9,858	—	12,430	518	12,948
Other comprehensive loss	—	—	—	—	—	(3,031)	(3,031)	(65)	(3,096)
Preferred stock dividends ($0.367188 per series A and series B preferred shares)	(2,424)	—	—	—	—	—	(2,424)	—	(2,424)
Preferred unit distributions	—	—	—	—	—	—	—	(300)	(300)
Common stock dividends ($0.185 per common share)	—	—	—	—	(20,513)	—	(20,513)	—	(20,513)
Distributions	—	—	—	—	—	—	—	(521)	(521)
Balance at September 30, 2019	$242,529	110,884,272	$1,106	$2,306,282	$(117,711)	$(10,132)	$2,422,074	$64,469	$2,486,543

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock	—	9,643,270	96	377,240	—	—	377,336	—	377,336
Offering costs	—	—	—	(2,977)	—	—	(2,977)	—	(2,977)
Issuance of OP Units	—	—	—	—	—	—	—	67,482	67,482
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	110,595	1	2,374	—	—	2,375	8,171	10,546
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(26,961)	—	(1,254)	—	—	(1,254)	—	(1,254)
Conversion of units to common stock	—	268,387	3	6,737	—	—	6,740	(6,740)	—
Net income	10,909	—	—	—	48,499	—	59,408	3,332	62,740
Other comprehensive loss	—	—	—	—	—	(12,689)	(12,689)	(458)	(13,147)
Preferred stock dividends ($1.101564 per series A and series B preferred share and $1.054689 per series C preferred share)	(10,909)	—	—	—	—	—	(10,909)	—	(10,909)
Preferred unit distributions	—	—	—	—	—	—	—	(1,838)	(1,838)
Common stock dividends ($0.645 per common share)	—	—	—	—	(78,240)	—	(78,240)	—	(78,240)
Distributions	—	—	—	—	—	—	—	(2,755)	(2,755)
Balance at September 30, 2020	$242,327	123,788,591	$1,236	$2,821,127	$(148,492)	$(20,231)	$2,895,967	$174,253	$3,070,220

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,740	$39,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,715	72,014
Amortization of (below) above market lease intangibles, net	(7,822)	(5,716)
Amortization of debt issuance costs	1,097	1,036
Amortization of (premium) discount on notes payable, net	(141)	4
Gain on sale of real estate	(13,669)	(5,705)
Equity based compensation expense	10,381	7,956
Straight-line rent	(10,972)	(5,388)
Change in working capital components:
Rents and other receivables	337	575
Deferred leasing costs	(6,695)	(5,639)
Other assets	(2,997)	(218)
Sales-type lease receivable	20,302	—
Accounts payable, accrued expenses and other liabilities	10,040	7,152
Tenant security deposits	(1,997)	2,301
Prepaid rents	1,329	(346)
Net cash provided by operating activities	146,648	107,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(188,134)	(684,880)
Capital expenditures	(57,531)	(34,588)
Return of (payments for) deposits on real estate acquisitions	875	(8,415)
Proceeds from sale of real estate	22,692	12,253
Net cash used in investing activities	(222,098)	(715,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	—	83,287
Issuance of common stock, net	374,359	507,072
Proceeds from notes payable	—	135,000
Repayment of notes payable	(430)	(35,117)
Debt issuance costs	(2,242)	(143)
Dividends paid to preferred stockholders	(10,909)	(7,271)
Dividends paid to common stockholders	(72,677)	(55,037)
Distributions paid to common unitholders	(2,410)	(1,498)
Distributions paid to preferred unitholders	(1,838)	(570)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,254)	(831)
Net cash provided by financing activities	282,599	624,892
Increase in cash, cash equivalents and restricted cash	207,149	16,907
Cash, cash equivalents and restricted cash, beginning of period	78,857	180,601
Cash, cash equivalents and restricted cash, end of period	$286,006	$197,508
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,106 and $2,993 for the nine months ended September 30, 2020 and 2019, respectively)	$22,950	$18,585
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$3,262
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to adoption of ASC 842	$1,353	$3,457
Issuance of operating partnership units in connection with acquisition of real estate	$67,482	$—
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$40,787	$—
Issuance of 4.43937% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$27,359
Assumption of debt in connection with acquisition of real estate including loan premium	$48,759	$—
Accrual for capital expenditures	$7,489	$4,164
Accrual of dividends and distributions	$27,532	$21,034
Lease reclassification from operating lease to sales-type lease:
Sales-type lease receivable	$20,302	$—
Investments in real estate, net	(16,117)	—
Deferred rent receivable, net	(63)	—
Deferred leasing costs, net	(164)	—
Acquired lease intangible assets, net	(136)	—
Gain on sale recognized due to lease reclassification	$3,822	$—
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of September 30, 2020, our consolidated portfolio consisted of 231 properties with approximately 27.7 million rentable square feet. In addition, we currently manage 20 properties with approximately 1.0 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
    As of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
    Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2020 and December 31, 2019, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
    Restricted cash is comprised of escrow reserves that we are required to set aside for future costs as required by certain agreements with our lenders, and from time to time, includes cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). As of September 30, 2020, the restricted cash balance of $42.4 million was comprised of $42.3 million of net cash proceeds from the sale of three of our properties and $48 thousand of reserves for real estate taxes related to the property located at 960-970 Knox Street. As of September 30, 2019, we did not have a balance in restricted cash.

    Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$78,857	$180,601
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$78,857	$180,601

Cash and cash equivalents	$243,619	$197,508
Restricted cash	42,387	—
Cash, cash equivalents and restricted cash, end of period	$286,006	$197,508
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the nine months ended September 30, 2020, we used discount rates ranging from 5.75% to 7.00% and exit capitalization rates ranging from 4.75% to 6.00%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the nine months ended September 30, 2020, we used an estimated average lease-up period ranging from six months to nine months.
    The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the nine months ended September 30, 2020, we used estimated market interest rates ranging from 3.00% to 3.75%.
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
    We capitalized interest costs of $1.2 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively, and $3.1 million and $3.0 million during the nine months ended September 30, 2020 and 2019, respectively. We capitalized real estate taxes and insurance costs aggregating $0.4 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.0 million during the nine months ended September 30, 2020 and 2019, respectively. We capitalized compensation costs for employees who provide construction services of $1.0 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $1.9 million during the nine months ended September 30, 2020 and 2019, respectively.
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
Assets Held for Sale
    We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of September 30, 2020, and December 31, 2019, we did not have any properties classified as held for sale.
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
    Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the three and nine months ended September 30, 2020 and 2019, respectively.
    Income Taxes
    We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax, including any applicable alternative minimum tax for taxable years prior to 2018.
    In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the nine months ended September 30, 2020 and 2019.
    We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2020, and December 31, 2019, we have not established a liability for uncertain tax positions.
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
    Rental Income
    We lease industrial space to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum annual lease payments are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due, when collectability is probable. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
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

When leases contain purchase options, we assess the probability that the tenant will execute the purchase option both at lease commencement and at the time the tenant communicates its intent to exercise the purchase option. If we determine the exercise of the purchase option is likely, we will account for the lease as a sales-type lease and derecognize the associated real estate assets on our balance sheet and record a gain or loss on sale of real estate.
Valuation of Receivables
    We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. During 2020, our assessment has specifically included the impact of the COVID-19 pandemic, including but not limited to tenants who have requested and/or received rent relief as further described below under “—COVID-19 Lease Concessions.” Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.5 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $0.8 million, for the nine months ended September 30, 2020 and 2019, respectively, as a net reduction of rental income in the consolidated statements of operations.
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
    Adoption of New Accounting Pronouncements
    Allowance for Credit Losses
    On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the accounting for credit losses for certain financial instruments. ASU 2016-13 introduced the “current expected credit losses” (CECL) model, which requires companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost including net investments in leases arising from sales-type and direct financing leases, financing receivables (loans) and trade receivables.  On November 26, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that operating lease receivables are outside the scope of ASC Topic 326 and instead should be accounted for under ASC 842. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2020 we adopted ASU 2016-13. As we did not have any financial assets within the scope of ASU 2016-13 at the time of adoption, there was no impact to our consolidated financial statements. In the event that any of our leases were to be classified as sales-type or direct finance leases, or if we were to acquire or provide mortgage debt secured by industrial properties in the future, we would become subject to the provisions of ASU 2016-13. During the three months ended September 30, 2020, there was a lease modification that resulted in a lease being reclassified as a sales-type lease. Due to the short-term nature of the sales-type lease, there was no credit loss impact to our consolidated financial statements.
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
Beginning in March 2020, we received rent relief requests from a number of tenants claiming impacts from COVID-19, many of whom may be making such rent relief requests in response to local California governmental moratoriums on commercial tenant evictions and provisions enabling commercial tenants to defer rent. In response to these requests, during the three and nine months ended September 30, 2020, we granted the following forms of rent relief to certain tenants: (a) application of security deposits to contractual base rent, (b) acceleration of future existing contractual rent concessions to cover contractual base rent and (c) deferral of contractual base rent with a typical deferral period of approximately one to two months and repayment generally scheduled to begin in the third or fourth quarter of 2020.
The following table summarizes rent relief provided to tenants during the three and nine months ended September 30, 2020:

	Rent Relief
	Security Deposits	Acceleration of Concessions	Deferral of Base Rent
Three months ended September 30, 2020	$372	$—	$686
Nine months ended September 30, 2020	$4,578	$825	$4,321

In accordance with the Q&A, we have elected to forgo the evaluation of the enforceable rights and obligations of our lease contracts and have elected to account for COVID-19 related lease concessions (which include the acceleration of future rent concessions in the original lease contract and the deferral of base rent) as lease modifications under ASC 842. As the COVID-19 related lease concessions that we provided to tenants generally did not substantially change the amount of consideration in the original lease contract (only the timing of rent payments has changed), to the extent amounts remain collectable, rental income recognized in each period over the term of the lease will not substantially change.

3.    Investments in Real Estate
    Acquisitions
    The following table summarizes the wholly-owned industrial properties we acquired during the nine months ended September 30, 2020:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
701-751 Kingshill Place(2)	Los Angeles - South Bay	3/5/2020	169,069	6	$33,251
2601-2641 Manhattan Beach Boulevard(2)	Los Angeles - South Bay	3/5/2020	126,726	6	39,481
2410-2420 Santa Fe Avenue(2)	Los Angeles - South Bay	3/5/2020	112,000	1	35,737
11600 Los Nietos Road(2)	Los Angeles - Mid-Counties	3/5/2020	103,982	1	16,626
5160 Richton Street(2)	San Bernardino - Inland Empire West	3/5/2020	94,976	1	15,653
2205 126th Street(2)	Los Angeles - South Bay	3/5/2020	63,532	1	17,712
11832-11954 La Cienega Boulevard(2)	Los Angeles - South Bay	3/5/2020	63,462	4	19,664
7612-7642 Woodwind Drive(2)	Orange County - West	3/5/2020	62,377	3	13,780
960-970 Knox Street(2)	Los Angeles - South Bay	3/5/2020	39,400	1	9,939
25781 Atlantic Ocean Drive(2)	Orange County - South	3/5/2020	27,960	1	5,516
Brady Way(3)	Orange County - West	4/1/2020	—	—	874
720-750 Vernon Avenue	Los Angeles - San Gabriel Valley	4/3/2020	71,692	3	15,515
6687 Flotilla Street	Los Angeles - Central	5/5/2020	120,000	1	21,000
1055 Sandhill Avenue	Los Angeles - South Bay	5/28/2020	—	—	14,453
22895 Eastpark Drive(2)	Orange County - North	6/19/2020	34,950	1	6,844
8745-8775 Production Avenue	San Diego - Central	6/19/2020	46,820	2	7,850
15580 Slover Avenue	San Bernardino - Inland Empire West	6/26/2020	60,127	1	9,958
15650-15700 Avalon Blvd	Los Angeles - South Bay	7/1/2020	166,088	2	28,079
11308-11350 Penrose Street	Los Angeles - San Fernando Valley	7/1/2020	151,604	2	25,427
11076-11078 Fleetwood Street	Los Angeles - San Fernando Valley	7/1/2020	26,040	1	4,711
11529-11547 Tuxford Street	Los Angeles - San Fernando Valley	7/1/2020	29,730	1	5,005
12133 Greenstone Avenue	Los Angeles - Mid-Counties	7/17/2020	12,586	1	5,483
Total 2020 Wholly-Owned Property Acquisitions			1,583,121	40	$352,558
(1)Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs.
(2)On March 5, 2020, we acquired ten properties and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company (the “Properties”) for an aggregate purchase price of $214.2 million, exclusive of closing costs, including assumed debt of approximately $47.5 million. In consideration for the Properties we (i) paid $60.4 million in cash, including a $10.0 million deposit paid in 2019, (ii) issued 1,406,170 common units of limited partnership interests in the Operating Partnership and (iii) issued 906,374 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”).  See Note 5 and Note 12 for further details regarding the assumption of debt and issuance of the Series 2 CPOP Units, respectively.
(3)Brady Way is a one-acre parcel of land adjacent to our property located at 12821 Knott Street.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2020 Acquisitions
Assets:
Land	$251,672
Buildings and improvements	100,975
Tenant improvements	2,023
Acquired lease intangible assets(1)	12,421
Other acquired assets(2)	3,082
Total assets acquired	370,173

Liabilities:
Acquired lease intangible liabilities(3)	10,590
Notes payable(4)	48,759
Other assumed liabilities(2)	1,632
Total liabilities assumed	60,981
Net assets acquired	$309,192
(1)Acquired lease intangible assets is comprised of $12.2 million of in-place lease intangibles with a weighted average amortization period of 4.6 years and $0.2 million of above-market lease intangibles with a weighted average amortization period of 7.9 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition. In addition, it also includes personal property that we acquired as part of the acquisition of 1055 Sandhill Avenue that we are currently in the process of selling.
(3)Represents below-market lease intangibles with a weighted average amortization period of 5.9 years.
(4)In connection with the acquisition of the Properties, we assumed ten mortgage loans from the sellers. At the date of acquisition, the loans had an aggregate fair value of $48.8 million and an aggregate principal balance of $47.5 million.

4.    Intangible Assets

    The following table summarizes our acquired lease intangible assets, including the value of in-place leases and above-market tenant leases, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	September 30, 2020	December 31, 2019
Acquired Lease Intangible Assets:
In-place lease intangibles	$165,570	$154,370
Accumulated amortization	(104,166)	(87,955)
In-place lease intangibles, net	$61,404	$66,415

Above-market tenant leases	$14,375	$14,296
Accumulated amortization	(8,475)	(7,621)
Above-market tenant leases, net	$5,900	$6,675
Acquired lease intangible assets, net	$67,304	$73,090

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(92,228)	$(81,718)
Accumulated accretion	31,080	22,378
Below-market tenant leases, net	$(61,148)	$(59,340)
Acquired lease intangible liabilities, net	$(61,148)	$(59,340)

    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-place lease intangibles(1)	$5,537	$5,572	$17,111	$15,224
Net below-market tenant leases(2)	$(2,750)	$(2,065)	$(7,822)	$(5,716)
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	1.050%	(2)	1.198%	(3)	2/13/2024	(4)
$100M Term Loan Facility	100,000	100,000	1.200%	(2)	2.964%	(5)	2/14/2022
$225M Term Loan Facility	225,000	225,000	1.200%	(2)	2.574%	(5)	1/14/2023
$150M Term Loan Facility	150,000	150,000	1.500%	(2)	4.263%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$800,000	$800,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$4,093	$—	n/a		4.080%		4/5/2023
$60M Term Loan(7)	58,499	58,499	1.700%		1.848%		8/1/2023	(7)
960-970 Knox Street(6)(8)	2,509	—	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,917	—	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,823	—	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,415	—	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,765	—	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	—	n/a		3.900%		1/5/2026
2205 126th Street(10)	5,200	—	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(6)	10,300	—	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	4,089	—	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,336	2,459	n/a		5.125%		3/1/2031
Total Secured Debt	$108,046	$60,958
Total Unsecured and Secured Debt	$908,046	$860,958
Less: Unamortized premium/discount and debt issuance costs(11)	(1,438)	(3,116)
Total	$906,608	$857,842

(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2020 and includes the effect of interest rate swaps that were effective as of September 30, 2020. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
(2)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 1.05% to 1.50% per annum for the unsecured revolving credit facility, 1.20% to 1.70% per annum for the $100.0 million term loan facility, 1.20% to 1.70% per annum for the $225.0 million term loan facility and 1.50% to 2.20% per annum for the $150.0 million term loan facility, depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, which is measured on a quarterly basis.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% per annum depending upon our leverage ratio.

(4) Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)As of September 30, 2020, interest on the $100.0 million term loan facility, $225.0 million term loan facility and $150 million term loan facility have been effectively fixed through the use of interest rate swaps. See Note 7 for details.
(6)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 2410-2420 Santa Fe Avenue ($31,758), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 7612-7642 Woodwind Drive ($24,270), 960-970 Knox Street ($17,538), and 22895 Eastpark Drive ($15,396), 11832-11954 La Cienega Boulevard, ($20,194) and Gilbert/La Palma ($24,008)
(7)Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions. Monthly payments of interest only through June 2021, followed by equal monthly payments of principal ($65,250), plus accrued interest until maturity.
(8)Loan requires monthly escrow reserve payments for real estate taxes related to the property located at 960-970 Knox Street.
(9)For 701-751 Kingshill Place, fixed monthly payments of interest only through January 2023, followed by fixed monthly payments of interest and principal ($33,488) until maturity.
(10)Fixed monthly payments of interest only.
(11)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of September 30, 2020, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2020 - December 31, 2020	$214
2021	1,267
2022	101,700
2023	289,318
2024	12,886
Thereafter	502,661
Total	$908,046
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
    On September 30, 2020, we did not have any borrowings outstanding under the Amended Revolver, leaving $500.0 million available for future borrowings.
    Debt Covenants
    The Amended Credit Agreement, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Amended Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Amended Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;
•For the Senior Notes, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;

•Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.5 to 1.0;
•Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
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
    We were in compliance with all of our required quarterly debt covenants as of September 30, 2020.

6.    Leases
    Lessor – Operating Leases
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
    For the three and nine months ended September 30, 2020, we recognized $80.9 million and $233.1 million of rental income related to operating lease payments, of which $67.4 million and $194.9 million are for fixed lease payments and $13.4 million and $38.1 million are for variable lease payments, respectively. For the comparable three and nine month-period ended September 30, 2019, we recognized $65.0 million and $184.5 million of rental income related to operating lease payments, of which $54.4 million and $154.6 million were for fixed lease payments and $10.6 million and $29.9 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2020 (in thousands):

Twelve Months Ended September 30,
2021	$261,237
2022	222,605
2023	180,006
2024	135,767
2025	96,394
Thereafter	308,692
Total	$1,204,701
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

    Lessor – Sales-Type Lease
In June 2020, we executed a five-year lease for a 58,802 rentable square foot unit at our property located at 2722 Fairview Street (“Fairview”). The lease contained an option whereby the tenant could purchase the entire 116,575 rentable square foot property at a purchase price of $20.4 million, by executing its purchase option on or before December 10, 2020.
On September 9, 2020, the tenant exercised its option to purchase Fairview, which resulted in a change in lease classification from an operating lease to a sales-type lease. As a result of this change in classification, on September 9, 2020, we derecognized the net book value of the property, recorded a sales-type lease receivable of $20.3 million (measured as the discounted present value of the fixed purchase option price), and recognized a $3.8 million gain on sale due to lease reclassification. On September 30, 2020, the sale of Fairview closed and we collected the lease receivable and recorded $0.6 million of selling costs/write-offs, for a total net gain on sale of $3.3 million. The net proceeds from the sale of Fairview are included in net cash provided by operating activities in the consolidated statements of cash flows.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of September 30, 2020, our office space leases have remaining lease terms ranging from approximately one to four years and some include options to renew. These renewal terms can extend the lease term from three to five years and are included in the lease term when it is reasonably certain that we will exercise the option.
    In connection with the acquisition of 1055 Sandhill Avenue, we assumed a ground lease from the seller for a parcel of land that is adjacent to our property and used as a parking lot. The ground lease, which expires on August 11, 2023, has a remaining lease term of approximately three years, with two additional ten-year options to renew, and monthly rent of $9,000 through expiration.
    As of September 30, 2020, total ROU assets and lease liabilities were approximately $4.1 million and $4.8 million, respectively. As of December 31, 2019, total ROU assets and lease liabilities were approximately $3.5 million and $3.8 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
    The tables below present financial information associated with our leases for the three and nine months ended September 30, 2020 and 2019, and as of September 30, 2020 and December 31, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	2020	2019	2020	2019
Operating lease cost(1)	$335	$250	$956	$795
Variable lease cost(1)	7	10	31	33
Sublease income(2)	—	(5)	—	(163)
Total lease cost	$342	$255	$987	$665
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)Amount is included in “Rental income” in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information (in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$331	$259	$774	$781
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$—	$—	$1,353	$6,720
(1)For the nine months ended September 30, 2019, the reported amount includes $3.3 million for operating leases existing on January 1, 2019, the date we adopted ASC 842.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term	4.1 years	4.7 years
Weighted-average discount rate(1)	3.6%	3.9%
(1)Because the rate implicit in each of our leases was not readily determinable, we used our incremental borrowing rate. In determining our incremental borrowing rate for each lease, we considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to our creditworthiness, the impact of collateralization and the term of each of our lease agreements.

    Maturities of lease liabilities as of September 30, 2020 were as follows (in thousands):

October 1, 2020 - December 31, 2020	$352
2021	1,199
2022	1,201
2023	1,198
2024	1,161
Thereafter	97
Total undiscounted lease payments	$5,208
Less imputed interest	(396)
Total lease liabilities	$4,812

    We have one operating lease for office space of $1.9 million which has not commenced as of September 30, 2020, and as such, has not been recognized on our consolidated balance sheets. This operating lease is expected to commence in the fourth quarter of 2020 and has a five-year lease term.

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

    The following table sets forth a summary of our interest rate swaps at September 30, 2020 and December 31, 2019 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Assets /(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$(1,955)	$489
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$(1,638)	$277
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$100,000	$100,000	$(1,426)	$(332)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(15,850)	$(8,156)
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)The fair value of derivative assets are included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets and the fair value of (derivative liabilities) are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
    The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of loss recognized in AOCI on derivatives	$(46)	$(2,642)	$(17,364)	$(14,678)
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense”	$(2,093)	$454	$(4,217)	$2,094
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$7,299	$6,785	$22,176	$19,511
     During the next twelve months, we estimate that an additional $8.2 million will be reclassified from AOCI into earnings as an increase to interest expense.
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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of September 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
    The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2020 and December 31, 2019, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(20,869)	$—	$(20,869)	$—
December 31, 2019
Interest Rate Swap Asset	$766	$—	$766	$—
Interest Rate Swap Liability	$(8,488)	$—	$(8,488)	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2020	$942,427	$—	$—	$942,427	$906,608
December 31, 2019	$882,813	$—	$—	$882,813	$857,842

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively, in management, leasing and development services revenue.

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
    As of September 30, 2020 and December 31, 2019, we had a $0.5 million and $0.6 million contingent liability recorded in our consolidated balance sheets included in the line item “Accounts payable and accrued expenses,” reflecting the estimated remaining cost to remediate environmental liabilities at West 228th Street that existed prior to the acquisition date.  As of September 30, 2020 and December 31, 2019, we also had a $0.5 million and $0.6 million corresponding indemnification asset recorded in our consolidated balance sheets included in the line item “Other assets,” reflecting the estimated costs we expect the former owner to cover pursuant to the Holdback Agreement.
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
    Tenant and Construction Related Commitments
    As of September 30, 2020, we had commitments of approximately $33.4 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
    We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2020, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of September 30, 2020, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the outbreak of COVID-19, which was declared a pandemic in March 2020 by the World Health Organization, and related state and local government reactions.

    All of our properties are concentrated in Southern California. The State of California and certain municipalities, including where we own properties, reacted to the COVID-19 pandemic early on by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue as well as moratoriums on commercial tenant evictions and provisions enabling some commercial tenants to defer rent. We cannot predict when restrictions currently in place will expire, if additional restrictions will be added, or whether restrictions previously lifted will be reimplemented as infection rates fluctuate. Additionally, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California, in turn, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within three to six months after the end of the local emergency. Only a small number of municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), and in many of the local municipalities in which we operate, the expiration of the eviction restrictions and rent deferment rights is tied to the Governor’s Executive Order N-28-20, now extended until March 31, 2021, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders, including Executive Order N-28-20, have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of certain such tenants’ actual ability to pay such rent, and we are currently unable to predict the impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
    See Note 2 “Summary of Significant Accounting Policies—COVID-19 Lease Concessions” for information related to rent relief agreements executed during the three and nine months ended September 30, 2020.
    Tenant Concentration
    During the nine months ended September 30, 2020, no single tenant accounted for more than 5% of our total consolidated rental income.

11.     Dispositions

    The following table summarizes information related to the properties that we sold during the nine months ended September 30, 2020.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
3927 Oceanic Drive	North County San Diego	8/13/2020	54,740	$10,300	$2,926
121 West 33rd Street	South County San Diego	9/18/2020	76,701	13,500	7,475
2700-2722 South Fairview Street(2)	OC Airport	9/30/2020	116,575	20,400	3,268
Total			248,016	$44,200	$13,669
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.
(2)Gain recorded reflects (i) a $3.8 million gain on sale recognized due to lease reclassification from operating lease to sales-type lease, less (ii) approximately $0.6 million of selling costs/other write-offs related to the disposition. See Note 6 for additional information.

12.    Equity
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
    During the nine months ended September 30, 2020, we sold a total of 2,455,770 shares of our common stock under the $550 Million ATM Program at a weighted average price of $37.02 per share, for gross proceeds of $90.9 million, and net proceeds of $89.6 million, after deducting the sales agents’ fee.
    As of September 30, 2020, we had the capacity to issue up to an additional $259.8 million of common stock under the $550 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
    Operating Partnership Units
    As of September 30, 2020, noncontrolling interests included 3,039,621 OP Units and 863,888 fully-vested LTIP units and performance units and represented approximately 3.1% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
    During the nine months ended September 30, 2020, 268,387 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $6.7 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
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
    The aggregate number of shares of our common stock, LTIP Units and Performance Units that may be issued or transferred pursuant to the Plan is 1,770,000, plus any shares that have not been issued under the Prior Plan, including shares subject to outstanding awards under the Prior Plan that are not issued or delivered to a participant for any reason or that are forfeited by a participant prior to vesting. As of September 30, 2020, a total of 1,120,689 shares of common stock, LTIP Units and Performance Units remain available for issuance. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

    Share-Based Award Activity
    The following table sets forth our share-based award activity for the nine months ended September 30, 2020:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units
Balance at January 1, 2020	212,545	298,412	687,761
Granted	124,441	36,292	—
Forfeited	(13,846)	—	—
Vested(1)	(86,401)	(41,953)	—
Balance at September 30, 2020	236,739	292,751	687,761
(1)During the nine months ended September 30, 2020, 26,961 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2020:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2020 - December 31, 2020	1,527	154,422	188,250
2021	96,773	90,031	204,517
2022	65,965	45,740	294,994
2023	47,214	2,558	—
2024	25,260	—	—
Total	236,739	292,751	687,761
(1)Represents the maximum number of Performance Units that would become earned and vested on December 14, 2020, in the event that the specified maximum total shareholder return (“TSR”) hurdles are achieved over the three-year performance period from December 15, 2017 through December 14, 2020, and the maximum number of Performance Units that would become earned and vested on December 31, 2021 and December 31, 2022, in the event that the specified maximum TSR and FFO per share growth hurdles are achieved over the three-year performance period from January 1, 2019 through December 31, 2021 and the three-year performance period from January 1, 2020 through December 31, 2022.
    Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expensed share-based compensation(1)	$3,102	$2,668	$10,381	$7,956
Capitalized share-based compensation(2)	52	48	165	124
Total share-based compensation	$3,154	$2,716	$10,546	$8,080
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and nine months ended September 30, 2020 and 2019, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.

    As of September 30, 2020, total unrecognized compensation cost related to all unvested share-based awards was $17.2 million and is expected to be recognized over a weighted average remaining period of 26 months.
Changes in Accumulated Other Comprehensive Income
    The following table summarizes the changes in our AOCI balance for the nine months ended September 30, 2020 and 2019, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Nine Months Ended September 30,
	2020	2019
Accumulated other comprehensive (loss) income - beginning balance	$(7,542)	$6,262
Other comprehensive loss before reclassifications	(17,364)	(14,678)
Amounts reclassified from accumulated other comprehensive loss (income) to interest expense	4,217	(2,094)
Net current period other comprehensive loss	(13,147)	(16,772)
Less other comprehensive loss attributable to noncontrolling interests	458	378
Other comprehensive loss attributable to common stockholders	(12,689)	(16,394)
Accumulated other comprehensive loss - ending balance	$(20,231)	$(10,132)

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$31,197	$12,948	$62,740	$39,619
Less: Preferred stock dividends	(3,636)	(2,572)	(10,909)	(7,419)
Less: Net income attributable to noncontrolling interests	(1,531)	(518)	(3,332)	(1,288)
Less: Net income attributable to participating securities	(129)	(112)	(389)	(339)
Net income attributable to common stockholders	$25,901	$9,746	$48,110	$30,573

Denominator:
Weighted average shares of common stock outstanding – basic	123,548,978	109,645,216	119,153,997	104,653,218
Effect of dilutive securities - performance units	294,999	428,858	270,930	360,906
Weighted average shares of common stock outstanding – diluted	123,843,977	110,074,074	119,424,927	105,014,124

Earnings per share — Basic
Net income attributable to common stockholders	$0.21	$0.09	$0.40	$0.29
Earnings per share — Diluted
Net income attributable to common stockholders	$0.21	$0.09	$0.40	$0.29
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

14.    Subsequent Events
    Acquisitions
On October 14, 2020, we acquired the property located at 12772-12746 San Fernando Road in Sylmar, California for a contract price of $22.1 million. The property consists of two buildings with a total of 140,837 rentable square feet.
    Dividends Declared
    On October 19, 2020, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.215	December 31, 2020	January 15, 2021
OP Units	$0.215	December 31, 2020	January 15, 2021
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2020	December 31, 2020
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2020	December 31, 2020
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2020	December 31, 2020
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2020	December 31, 2020
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2020	December 31, 2020

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
Forward-Looking Statements
    We make statements in this quarterly report that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “might,” “plans,” “estimates,” “projects,” “seeks,” “should,” “will,” “result” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:
•the competitive environment in which we operate;
•real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•decreased rental rates or increasing vacancy rates;
•potential defaults on or non-renewal of leases by tenants;
•potential bankruptcy or insolvency of tenants;
•acquisition risks, including failure of such acquisitions to perform in accordance with expectations;
•the timing of acquisitions and dispositions;
•potential natural disasters such as earthquakes, wildfires or floods;
•the consequence of any future security alerts and/or terrorist attacks;
•national, international, regional and local economic conditions, including impacts and uncertainty from trade disputes and tariffs on goods imported to the United States and goods exported to other countries;
•the general level of interest rates;
•potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust (“REIT”) tax laws, and potential increases in real property tax rates;
•financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•lack of or insufficient amounts of insurance;
•our failure to complete acquisitions;
•our failure to successfully integrate acquired properties;
•our ability to qualify and maintain our qualification as a REIT;
•our ability to maintain our current investment grade rating by Fitch;
•litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes;
•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us;
•an epidemic or pandemic (such as the outbreak and worldwide spread of novel coronavirus (“COVID-19”), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.

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
    As of September 30, 2020, our consolidated portfolio consisted of 231 properties with approximately 27.7 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
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
2020 Year to Date Highlights
Acquisitions
•During the first quarter of 2020, we acquired from a group of sellers (the “Sellers”) 10 industrial properties (the “Properties”) with a combined 0.9 million rentable square feet, for an aggregate purchase price of $207.4 million.
•During the second quarter of 2020, we completed the acquisition of one small land parcel and six properties with a combined 0.3 million rentable square feet, for an aggregate purchase price of $76.5 million.
•During the third quarter of 2020, we completed the acquisition of five properties with a combined 0.4 million rentable square feet, for an aggregate purchase price of $68.7 million.
Repositioning
•During the first quarter of 2020, we stabilized two of our value-add repositioning properties located at 2455 Conejo Spectrum Street and 635 8th Street with a combined 0.2 million rentable square feet.
•During the third quarter of 2020, we stabilized three of our value-add repositioning properties located at 16121 Carmenita Road, 10015 Waples Court and 1210 North Red Gum Street with a combined 0.3 million rentable square feet. Additionally, we pre-leased our property located at 29003 Avenue Sherman which has a lease commencement date of November 1, 2020.
Dispositions
•During the third quarter of 2020, we sold three properties with a combined 0.2 million rentable square feet for a total gross sales price of $44.2 million and total net cash proceeds of $42.3 million.
Equity
•During the first quarter of 2020, we sold 2,206,957 shares of common stock under our at-the-market equity offering program for gross proceeds of $80.8 million, or approximately $36.62 per share.

•During the second quarter of 2020, we sold 248,813 shares of common stock under our at-the-market equity offering program for gross proceeds of $10.1 million, or approximately $40.59 per share.
•In March 2020, in connection with the acquisition of the Properties, we issued to the Sellers 1,406,170 common units of limited partnership interests in the Operating Partnership valued at $67.5 million and 906,374 newly issued 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”) valued at $40.8 million.
•During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters exercise in full of its option to purchase 937,500 shares of our common stock, at an offering price per share of $39.85. The net proceeds of the offering were approximately $285.1 million after deducting the underwriting discount and offering costs totaling $1.4 million.
Financing
•In February 2020, we amended our senior unsecured credit facility to, among other changes, increase the aggregate commitment for our unsecured revolving credit facility to $500 million from $350 million and to extend the maturity date of the unsecured revolving credit facility to February 2024 from February 2021.
•In connection with the acquisition of the Properties and one additional property that we acquired from the Sellers in March 2020 and June 2020, respectively, we assumed total debt of $47.5 million. The $47.5 million is comprised of 10 secured fixed-rate mortgage loans with interest rates ranging from 3.70% to 5.24% and with maturities ranging from 3.0 years to 8.3 years from the date assumed.

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

In Southern California, where all of our industrial properties are located, local government authorities reacted to the COVID-19 pandemic early on by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. While some State of California and local government restrictions have been relaxed since the onset of the pandemic, allowing many businesses to resume operations, in July 2020, the Governor of California re-instituted a number of restrictions in response to a resurgence in COVID-19 cases, and has subsequently moved the state to a risk-based four-tier system to determine by county which types of businesses are allowed to reopen or required to restrict activities. The ongoing government led cycle of easing and tightening restrictions could have a continued impact on us and our tenants. We cannot predict when restrictions currently in place will expire or if additional restrictions will be added. In March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California, in turn, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within three to six months after the end of the local emergency. Only a small number of municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), and in many of the local municipalities in which we operate, the expiration of the eviction restrictions and rent deferment rights is tied to the Governor’s Executive Order N-28-20, now extended until March 31, 2021, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders, including Executive Order N-28-20, have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of certain such tenants’ actual ability to pay such rent, and we are currently unable to predict the impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
    While we are currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread, as well as the California emergency orders authorizing tenant deferral of rent, will have on our business and our tenants for the remainder of 2020 and into 2021, as of October 22, 2020 we have taken the following steps and seen the following impact on our portfolio (using tenant counts and in-place annualized base rent (defined below) as of September 30, 2020):

•We had 1,478 leases representing in-place annualized base rent (“ABR”) of $274.6 million. ABR is defined/calculated as the monthly contractual base rent per the leases, excluding any rent abatements, as of September 30, 2020, multiplied by 12.
•During the third quarter of 2020, we executed rent relief agreements (which comprise application of security deposits, acceleration of concessions and deferral of base rent) with 27 tenants, including 14 tenants that received deferred base rent of $0.7 million or 0.2% of ABR. To date, we have executed rent relief agreements with 270 tenants, including 118 tenants that received deferred base rent of $4.6 million or 1.7% of ABR. See the table below for a summary of rent relief provided to tenants applicable to the second and third quarters of 2020 and October 2020.
•We have executed rent relief agreements with three of our top ten tenants as of September 30, 2020, including two that have received a deferral of contractual base rent for two to three months. As of September 30, 2020, all of our top ten tenants are current on their rent payments.
•We cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their local California government-mandated right to unilaterally defer rent without an agreement.
•We may in the future amend or enter into additional rent relief agreements.

    The following table sets forth the following information regarding contractual rent for the second and third quarters of 2020 and October 2020 (dollars in thousands): (i) amount billed, (ii) percentage collected (as of October 22, 2020) prior to the impact of consummated rent relief agreements, (iii) the amount of rent relief provided to tenants by the (a) application of security deposits to contractual base rent, (b) acceleration of future existing contractual rent concessions to cover contractual base rent and (c) deferral of contractual base rent and (iv) percentage collected (as of October 22, 2020) after adjusting for rent relief provided by rent relief agreements.

			Rent Relief
Period	Contractual Billings(1)	% of Contractual Billings Collected(2)(3)	Security Deposits	Acceleration of Concessions	Deferral of Base Rent(4)		Total	% of Contractual Billings Collected after Relief(3)(5)
April 2020	$26,165	86.8%	$2,357	$337	$589		$3,283	99.2%
May 2020	25,665	84.4%	1,389	369	1,825		3,583	98.1%
June 2020	25,231	91.6%	460	119	1,221		1,800	98.7%
Total Q2-2020	$77,061	87.6%	$4,206	$825	$3,635	(6)	$8,666	98.7%

July 2020	$25,626	96.6%	$228	$—	$309		$537	98.7%
August 2020	26,250	97.1%	31	—	222		253	98.0%
September 2020	26,469	96.7%	113	—	155		268	97.7%
Total Q3-2020(7)	$78,345	96.8%	$372	$—	$686		$1,058	98.1%

October 2020(7)	$27,942	93.0%	$—	$—	$62		$62	93.2%
(1)Contractual Billings include contractual base rent and tenant reimbursements (including prior year recoverable expense reconciliation adjustments) charged to in-place tenants before the impact of consummated COVID-19 related rent relief agreements.
(2)Represents the cash collection percentage of Contractual Billings.
(3)Reflects collections through October 22, 2020, for all periods presented. Based on collection patterns over the last several months, we believe the collection percentage for October 2020 Contractual Billings may increase during the remainder of October 2020 and into November 2020.
(4)The typical deferral period is approximately one to two months with repayment generally scheduled to begin in the third or fourth quarter of 2020.
(5)Represents the cash collection percentage of Contractual Billings after adjusting for Rent Relief provided by rent relief agreements.
(6)During the second quarter of 2020, $96,000 of rent relief was provided to a tenant in the form of a base rent deferral with repayment scheduled to begin in the fourth quarter of 2020. During the third quarter of 2020, this base rent deferral was waived in connection with the execution of an early renewal lease.

(7)The following table provides a breakdown of third quarter 2020 and October 2020 Contractual Billings between regular billings and COVID-19 deferral billings and percentage collected through October 22, 2020 (dollars in thousands):

	Q3-2020		October 2020
	Contractual Billings	% of Contractual Billings Collected	Contractual Billings	% of Contractual Billings Collected
Regular Billings	$78,185	96.8%	$26,412	92.9%
Covid-19 Deferral Billings	160	100.0%	1,530	94.2%
Total	$78,345		$27,942
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
    The long-term impacts of the ongoing COVID-19 pandemic and efforts to contain its spread, as well as the actions of many California municipalities enabling tenants impacted by COVID-19 to unilaterally defer their rent, on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including our timing and ability to collect rents, including rents that have been recently deferred pursuant to consummated rent relief agreements. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our ongoing response in collaboration with tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

    Market and Portfolio Fundamentals
    Our operating results depend upon the infill Southern California industrial real estate market.
    In recent years, the infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets have been characterized by a relative scarcity of available product, generally operating at above or just below 98% occupancy, coupled with the limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, preceding the COVID-19 pandemic, underlying tenant demand within our infill target markets continued to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity over the last several years, an expanding regional economy, substantial growth in e-commerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Although we have observed a number of positive trends within our target infill markets over the last several years, the COVID-19 pandemic, the government-mandated commercial shut-down and the actions taken by many California municipalities enabling some tenants impacted by COVID-19 to unilaterally defer their rent are unprecedented events and the long-term impact on the global economy and our infill Southern California markets cannot be determined at present.
Despite the above-mentioned challenges, with the continued easing of government-mandated commercial shutdown restrictions through the second and third quarters of 2020, tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the third quarter is demonstrated through the Company’s favorable leasing spreads and leasing volume, which continue at pre-COVID-19 levels, as well as achieving rental rates and related terms from new and renewing tenants that continue to generally meet and exceed budgeted targets set during pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). Further, our portfolio is currently operating as of September 30, 2020, at a higher level of occupancy than was prevailing just prior to the onset of the pandemic. Although this tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food and logistics, among other sectors, we have observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. Our portfolio, positioned within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand. We believe our portfolio’s leasing performance through the third quarter has generally outpaced that of the infill markets within which we operate, although, as discussed in more details below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners. However, there can be no assurance that tenant demand may continue at strong levels to the extent impacts from the COVID-19 pandemic referenced above persist into future periods.
In Los Angeles County, vacancy was unchanged quarter-over-quarter, while still remaining at low levels. Additionally, average asking lease rates had positive growth year-over-year that is expected to continue in the long-term.
    In Orange County, an increase in leasing activity in the third quarter led to a slight decrease in vacancy quarter-over-quarter. Additionally, average asking lease rates were stable quarter-over-quarter and increased significantly year-over-year.
    In San Diego, there was a decrease in vacancy quarter-over-quarter and average asking lease rates increased slightly quarter-over-quarter.
    In Ventura County, there was a decrease in vacancy quarter-over-quarter and average asking lease rates increased quarter-over-quarter.
    Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains the infill markets in which we operate, vacancy decreased slightly quarter-over-quarter and average asking lease rates were unchanged quarter-over-quarter and decreased year-over-year. We generally do not focus on properties located within the Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
A repositioning property is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements that improve the functionality (not including basic refurbishments, i.e., paint and carpet), cash flow and value of that space. We define a significant amount of space at a property as the lower of (i) 40,000 rentable square feet of space or (ii) 50% of a property’s square footage (and look to update this definition on an annual basis based on the growth and size our portfolio). Typically, we would include properties where the repositioning and lease-up time frame is estimated to be greater than six months. A repositioning is considered complete once the investment is fully or nearly fully deployed and the property is marketable for leasing. A repositioning can consist of a range of improvements to a property.  This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements.  Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
As of September 30, 2020, eight of our properties were in various stages of repositioning or development and we anticipate beginning repositioning/development work on three additional properties over the next couple of years. The tables below set forth a summary of these properties, as well the properties that were stabilized during the nine months ended September 30, 2020, and during 2019, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed. In addition to the properties in the tables below, we also have a range of smaller spaces in value-add repositioning or renovation, that due to their smaller size and relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.
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

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated New Development Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 9/30/20
Current Development:
Avenue Paine (San Fernando Valley)	LA	111,024	3Q-2019	4Q-2021	—%
851 Lawrence Drive (Ventura)	VC	90,856	2Q-2018	1Q-2021	—%
The Merge (Inland Empire West)(3)	SB	333,491	2Q-2019	4Q-2020	—%
415 Motor Avenue (San Gabriel Valley)	LA	96,950	4Q-2019	3Q-2021	—%
1055 Sandhill Avenue (South Bay)	LA	126,013	2Q-2020	1Q-2023	—%
Total Current Development		758,334

Future Development:
9615 Norwalk Boulevard (Mid-Counties)(4)(5)	LA	201,808	2Q-2021	2Q-2022	100%
4416 Azusa Canyon Road (San Gabriel Valley)(4)	LA	128,350	1Q-2021	4Q-2021	100%
Total Future Development		330,158

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet	Vacant Rentable Square Feet Under Repositioning/ Lease-up	Start	Completion	Total Property Leased % at 9/30/20
Current Repositioning:
727 Kingshill Place (South Bay)(6)	LA	45,160	45,160	1Q-2020	4Q-2020	—%
12821 Knott Street (West OC)(7)	OC	120,800	120,800	1Q-2019	2Q-2021	—%
15650-15700 Avalon Blvd (South Bay)	LA	98,259	8,259	3Q-2020	3Q-2021	92%
Total Current Repositioning		264,219	174,219

Future Repositioning:
12133 Greenstone Avenue (Mid-Counties)	LA	12,586	—	1Q-2021	4Q-2021	100%

Pre-leased:
29003 Avenue Sherman (San Fernando Valley)(8)	LA	68,123	16,672	3Q-2018	4Q-2019	100%(8)

Stabilized:(9)	Market	Stabilized Rentable Square Feet	Stabilized Period	Total Property Leased % at 9/30/20
2455 Conejo Spectrum Street (Ventura)	VC	98,218	1Q-2020	100%
635 8th Street (San Fernando Valley)	LA	72,250	1Q-2020	100%
16121 Carmenita Road (Mid-Counties)	LA	109,780	3Q-2020	100%
10015 Waples Court (Central SD)	SD	106,412	3Q-2020	100%
1210 North Red Gum Street (North OC)	OC	64,570	3Q-2020	100%
7110 E. Rosecrans Avenue - Unit B (South Bay)(10)	LA	37,417	3Q-2020	50%
Total 2020 Stabilized		488,647

14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	201,990	1Q-2019	100%
1998 Surveyor Avenue (Ventura)	VC	56,306	1Q-2019	100%
15401 Figueroa Street (South Bay)	LA	38,584	1Q-2019	100%
1332-1340 Rocky Point Drive (North SD)	SD	73,747	1Q-2019	100%
1580 Carson Street (South Bay)	LA	43,787	3Q-2019	100%
3233 Mission Oaks Blvd. - Unit 3233 (Ventura)	VC	109,636	4Q-2019	97%
2722 Fairview Street (OC Airport)	OC	116,575	4Q-2019	n/a(11)
Total 2019 Stabilized		640,625
(1)The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction (including delays related to the COVID-19 pandemic), changes in scope, and other unforeseen circumstances.
(2)Represents the estimated rentable square footage of the project upon completion of development.
(3)The Merge is a fully entitled industrial development site on which we are under construction of six industrial buildings totaling 333,491 rentable square feet.
(4)As of September 30, 2020, these projects have existing buildings aggregating 96,872 rentable square feet (included in our total portfolio rentable square feet) that we intend to fully or partially demolish prior to constructing new buildings. Includes the following projects: 9615 Norwalk Boulevard (26,362 rentable square feet) and 4416 Azusa Canyon Road (70,510 rentable square feet).
(5)9615 Norwalk Boulevard is a 10.26 acre storage-yard with buildings totaling 26,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of March 31, 2021. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of this land lease.
(6)We acquired 701-727 Kingshill Place, a six-building property, on March 5, 2020. The information presented above is related to only one of the six buildings which is located at 727 Kingshill Place.
(7)At 12821 Knott Street, we are repositioning the existing 120,800 rentable square foot building and plan to add approximately 45,000 rentable square feet of new warehouse space.
(8)As of September 30, 2020, 29003 Avenue Sherman is 76% occupied and 100% leased with the final lease expected to commence on November 1, 2020.
(9)We consider a repositioning/development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(10)Repositioning construction work for 7110 East Rosecrans Avenue was completed in the 3Q-2019 and is considered stabilized as of 3Q-2020, which is one year from the date construction work was completed.
(11)On September 9, 2020, the tenant occupying a 58,802 rentable square feet unit at 2722 Fairview Street exercised its option to purchase the property and on September 30, 2020, the sale was completed.
    Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $1.2 million and $3.1 million of interest expense and $0.4 million and $1.0 million of insurance and real estate tax expenses during the three and nine months ended September 30, 2020, respectively, related to our repositioning and redevelopment projects.
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
    Occupancy Rates
    As of September 30, 2020, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 97.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and development projects that are currently under construction.
    As summarized in the tables under “Acquisitions and Value-Add Repositioning and Development of Properties” above, as of September 30, 2020, eight of our properties with a combined 1.1 million rentable square feet at completion are in current repositioning or development. Vacant space at our repositioning properties are concentrated in our Los Angeles and Orange County markets, and represent 0.7% of our total consolidated portfolio square footage as of September 30, 2020. Including vacant space at our repositioning properties, our weighted average occupancy rate as of September 30, 2020, in Los Angeles, and Orange County was 98.2% and 94.4%, respectively. Excluding vacant space at our repositioning properties, our weighted average occupancy rate as of September 30, 2020, in these markets was 98.7% and 98.0%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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

    Leasing Activity and Rental Rates
    The following tables set forth our leasing activity for new and renewal leases for the nine months ended September 30, 2020:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2020	47	424,435	4.3	$12.46	33.5%	22.1%
Q2-2020	49	550,977	4.0	$11.57	37.9%	17.9%
Q3-2020	52	987,176	5.3	$11.54	38.9%	25.5%
Total/Weighted Average	148	1,962,588	4.7	$11.75	37.4%	22.7%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2020	60	1,169,923	4.3	$12.28	37.2%	24.8%	107	1,685,186	80.8%
Q2-2020	74	818,529	5.0	$11.87	30.4%	18.3%	131	1,328,499	66.9%
Q3-2020	49	575,003	3.5	$10.22	16.7%	10.5%	89	998,277	68.1%
Total/Weighted Average	183	2,563,455	4.3	$11.69	30.4%	19.6%	327	4,011,962	72.9%
(1)Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during the quarter.
(2)Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.
(3)Calculated as the change between starting cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.
(4)The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2020, exclude 45 leases aggregating 1,026,900 rentable square feet for which there was no comparable lease data. Of these 45 excluded leases, seven leases aggregating 409,602 rentable square feet are leases of recently repositioned space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2020, excludes three leases totaling 59,121 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.
(6)Includes three leases totaling 198,762 rentable square feet that expired during the nine months ended September 30, 2020, for which the space was placed into repositioning after each tenant vacated.
(7)Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes square footage related to the following: (i) expiring leases associated with space that is placed into repositioning after the tenant vacates, (ii) early terminations with pre-negotiated replacement leases and (iii) move outs where space is directly leased by subtenants. In the third quarter of 2020, the definition for retention rate was revised and prior quarters have been restated.

    Our leasing activity is impacted both by our redevelopment and repositioning efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the nine months ended September 30, 2020, we stabilized or pre-leased properties with a combined 0.6 million rentable square feet. As of September 30, 2020, we have three current repositioning projects and five development projects with estimated construction completion periods ranging from the fourth quarter of 2020 through the first quarter of 2023. Based on current market activity, we expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add repositioning plans and place these properties in service. However, the ultimate impact of the ongoing COVID-19 pandemic on the timing of the completion of these projects and the rental rates at which we are able to negotiate leases is uncertain. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
    Scheduled Lease Expirations
    Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2020, for each of the 10 full and partial calendar years beginning with 2020 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	596,717	2.2%	$—	—%	$—
Current Repositioning(6)	—	174,219	0.6%	$—	—%	$—
MTM Tenants(7)	75	113,785	0.4%	$2,356	0.9%	$20.71
Remainder of 2020	65	732,684	2.6%	$7,253	2.6%	$9.90
2021	359	5,170,777	18.7%	$50,222	18.3%	$9.71
2022	377	4,091,455	14.8%	$44,508	16.2%	$10.88
2023	291	3,791,218	13.7%	$42,574	15.5%	$11.23
2024	137	4,122,290	14.9%	$40,078	14.6%	$9.72
2025	89	2,960,202	10.7%	$28,675	10.5%	$9.69
2026	29	1,648,376	5.9%	$14,806	5.4%	$8.98
2027	13	792,373	2.9%	$7,737	2.8%	$9.76
2028	7	374,953	1.3%	$3,592	1.3%	$9.58
2029	8	550,549	2.0%	$6,048	2.2%	$10.99
Thereafter	28	2,591,480	9.3%	$26,734	9.7%	$10.32
Total Consolidated Portfolio	1,478	27,711,078	100.0%	$274,583	100.0%	$10.19
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2020, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2020.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of September 30, 2020.
(5)Represents vacant space (not under repositioning) as of September 30, 2020. Includes new leases aggregating 29,025 rentable square feet that have been signed but had not yet commenced as of September 30, 2020.
(6)Represents 0.2 million rentable square feet of vacant space at our properties that were classified as current repositioning as of September 30, 2020. Refer to the table under “Acquisitions and Value-Add Repositioning and Development of Properties” for a summary of these properties. Excludes stabilized properties, pre-leased repositioning space and future repositioning properties.
(7)Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy.  Of the 75 MTM leases, 56 MTM leases aggregating 58,490 rentable square feet are at our property located at 14723-14825 Oxnard Street, where due to number and the small size of spaces, we typically only enter into MTM leases.

    As of September 30, 2020, in addition to 0.6 million rentable square feet of currently available space in our portfolio and 0.2 million rentable square feet of vacant space under current repositioning, leases representing 2.6% and 18.7% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2020 and 2021, respectively. During the nine months ended September 30, 2020, we renewed 183 leases for 2.6 million rentable square feet, resulting in a 72.9% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the nine months ended September 30, 2020, new and renewal leases had a weighted average term of 4.7 and 4.3 years, and we expect future new and renewal leases to have similar terms.
    The leases scheduled to expire during the remainder of 2020 and 2021 represent approximately 2.6% and 18.3% respectively, of the total ABR for our portfolio as of September 30, 2020. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2020 and 2021 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
    As described under “—Market Fundamentals” above, market indicators, including changes in vacancy rates and average asking lease rates, were generally improved during the third quarter of 2020, and overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore, we expect the remainder of 2020 will show positive renewal rates and leasing spreads, however, due to the continued uncertainty created by the ongoing COVID-19 pandemic, we cannot guarantee that they will be as strong as the rental rates and leasing spreads we have experienced to date in 2020 and prior to 2020. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
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

Taxable REIT Subsidiary
As of September 30, 2020, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2020 and 2019.

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
    For the three and nine months ended September 30, 2020 and 2019, our Stabilized Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2019 through September 30, 2020, and that were stabilized prior to January 1, 2019, which consisted of 159 properties aggregating approximately 19.7 million rentable square feet. Results for our Stabilized Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2019 through September 30, 2020, properties classified as current or future repositioning, development or lease-up during 2019 or 2020, interest income, interest expense and corporate general and administrative expenses. In addition to the properties included in our Stabilized Same Properties Portfolio, our Total Portfolio includes the 61 properties aggregating approximately 6.9 million rentable square feet that were purchased between January 1, 2019 and September 30, 2020, and the seven properties aggregating approximately 0.4 million rentable square feet that were sold between January 1, 2019 and September 30, 2020.
    As of September 30, 2020 and 2019, our Stabilized Same Properties Portfolio occupancy was approximately 98.4% and 98.0%, respectively. For the three months ended September 30, 2020 and 2019, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 98.1% and 98.1%, respectively. Comparatively, for the nine months ended September 30, 2020 and 2019, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 98.2% and 98.0%, respectively.

    Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
    The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
	2020	2019		Change	2020	2019		Change
REVENUES
Rental income	$58,884	$56,064	$2,820	5.0%	$83,622	$67,020	$16,602	24.8%
Management, leasing and development services	—	—	—	—%	118	90	28	31.1%
Interest income	—	—	—	—%	116	951	(835)	(87.8)%
TOTAL REVENUES	58,884	56,064	2,820	5.0%	83,856	68,061	15,795	23.2%
OPERATING EXPENSES
Property expenses	14,119	13,204	915	6.9%	20,684	16,165	4,519	28.0%
General and administrative	—	—	—	—%	9,464	7,440	2,024	27.2%
Depreciation and amortization	19,153	20,198	(1,045)	(5.2)%	28,811	25,496	3,315	13.0%
TOTAL OPERATING EXPENSES	33,272	33,402	(130)	(0.4)%	58,959	49,101	9,858	20.1%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	70	122	(52)	(42.6)%
Interest expense	—	—	—	—%	7,299	6,785	514	7.6%
TOTAL EXPENSES	33,272	33,402	(130)	(0.4)%	66,328	56,008	10,320	18.4%
Gains on sale of real estate	—	—	—	—%	13,669	895	12,774	1,427.3%
NET INCOME	$25,612	$22,662	$2,950	13.0%	$31,197	$12,948	$18,249	140.9%
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

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
Category	2020	2019		Change	2020	2019		Change
Rental revenue(1)	$49,768	$47,392	$2,376	5.0%	$70,153	$56,442	$13,711	24.3%
Tenant reimbursements (2)	8,899	8,321	578	6.9%	13,247	10,193	3,054	30.0%
Other income(3)	217	351	(134)	(38.2)%	222	385	(163)	(42.3)%
Rental income	$58,884	$56,064	$2,820	5.0%	$83,622	$67,020	$16,602	24.8%
    Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $2.8 million, or 5.0%, and $16.6 million, or 24.8%, respectively, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, for the reasons described below:
(1) Rental Revenue
    Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $2.4 million, or 5.0%, and $13.7 million, or 24.3%, respectively, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by an increase in reserves for tenant and deferred rent receivables deemed not probable of collection, primarily due to the impacts of COVID-19. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 61 properties we acquired between January 1, 2019, and September 30, 2020.
    Refer to “—COVID-19 Update” above for a summary of COVID-19 related rent relief provided to tenants during the third quarter of 2020 and October 2020. Because rent relief provided to tenants (e.g., acceleration of future contractual rent concessions and the deferral of contractual base rent) did not substantially change the total amount of rent payments in the original lease contracts (only the timing of rent payments has changed), to the extent amounts remain collectable, rental income recognized in each period over the term of the lease will not substantially change. See Note 2 “Summary of Significant Accounting Policies—COVID-19 Lease Concessions” to our consolidated financial statements under Item 1 of this report on Form 10-Q for additional information.
(2) Tenant Reimbursements
    Our Stabilized Same Properties Portfolio tenant reimbursements revenue increased by $0.6 million, or 6.9%, and our Total Portfolio tenant reimbursements revenue increased by $3.1 million, or 30.0%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in recoverable property expenses and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 61 properties we acquired between January 1, 2019 and September 30, 2020.
(3) Other Income
    Our Stabilized Same Properties Portfolio and Total Portfolio other income decreased by $0.1 million, or 38.2%, and $0.2 million, or 42.3%, respectively, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to a decrease in late fee income as a result of COVID-19 related California governmental measures, many of which prohibit landlords from charging tenants late fees.
Management, Leasing and Development Services
    Our Total Portfolio management, leasing and development services revenue increased by $28 thousand, or 31.1%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Interest Income
    Interest income decreased by $0.8 million, or 87.8%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease in the average interest rate earned on cash balances invested in money market accounts.
Property Expenses
    Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $0.9 million, or 6.9%, and $4.5 million, or 28.0%, respectively, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to increases in repairs and maintenance expense, allocated overhead costs and real estate tax expense relating to California Proposition 13 annual increases. Our Total Portfolio property expenses were also impacted by incremental expenses from the 61 properties we acquired between January 1, 2019, and September 30, 2020.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $2.0 million, or 27.2%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to increases in accrued bonus expense, payroll costs due to a higher headcount and non-cash equity compensation expense.
Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $1.0 million, or 5.2%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2019~~,~~ partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2019. Our Total Portfolio depreciation and amortization expense increased by $3.3 million, or 13.0%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the incremental expense from the 61 properties we acquired between January 1, 2019, and September 30, 2020.
Acquisition Expenses
    Our Total Portfolio acquisition expenses decreased by $0.1 million, or 42.6%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Interest Expense
    Our Total Portfolio interest expense increased by $0.5 million, or 7.6%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a $0.4 million increase due to the assumption of $47.5 million of debt as part of the consideration for the acquisition of 10 properties during the first half of 2020, a $0.2 million increase related to the private placement of $100.0 million of senior notes that we completed in July 2019, and a $0.1 million decrease in capitalized interest related to our repositioning and redevelopment properties, partially offset by a $0.3 million decrease related to our variable rate $60 million term loan due to a decrease in the LIBOR rate.
Gains on Sale of Real Estate
    During the three months ended September 30, 2020, we recognized gains on sale of real estate of $13.7 million from the disposition of three properties that were sold for an aggregate gross sales price of $44.2 million. During the three months ended September 30, 2019, we recognized gains on sale of real estate of $0.9 million from the disposition of one industrial unit located at 939 Poinsettia Avenue that was sold for a gross sales price of $1.3 million.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
    The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
	2020	2019		Change	2020	2019		Change
REVENUES
Rental income	$173,728	$166,855	$6,873	4.1%	$240,882	$190,237	$50,645	26.6%
Management, leasing and development services	—	—	—	—%	325	301	24	8.0%
Interest income	—	—	—	—%	279	2,276	(1,997)	(87.7)%
TOTAL REVENUES	173,728	166,855	6,873	4.1%	241,486	192,814	48,672	25.2%
OPERATING EXPENSES
Property expenses	40,225	38,497	1,728	4.5%	57,682	45,116	12,566	27.9%
General and administrative	—	—	—	—%	27,753	22,085	5,668	25.7%
Depreciation and amortization	58,308	60,271	(1,963)	(3.3)%	84,715	72,014	12,701	17.6%
TOTAL OPERATING EXPENSES	98,533	98,768	(235)	(0.2)%	170,150	139,215	30,935	22.2%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	89	174	(85)	(48.9)%
Interest expense	—	—	—	—%	22,176	19,511	2,665	13.7%
TOTAL EXPENSES	98,533	98,768	(235)	(0.2)%	192,415	158,900	33,515	21.1%
Gains on sale of real estate	—	—	—	—%	13,669	5,705	7,964	139.6%
NET INCOME	$75,195	$68,087	$7,108	10.4%	$62,740	$39,619	$23,121	58.4%
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

	Stabilized Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
Category	2020	2019		Change	2020	2019		Change
Rental revenue(1)	$147,586	$140,788	$6,798	4.8%	$202,757	$160,327	$42,430	26.5%
Tenant reimbursements (2)	25,750	25,230	520	2.1%	37,673	29,010	8,663	29.9%
Other income(3)	392	837	(445)	(53.2)%	452	900	(448)	(49.8)%
Rental income	$173,728	$166,855	$6,873	4.1%	$240,882	$190,237	$50,645	26.6%
    Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $6.9 million, or 4.1%, and $50.6 million, or 26.6%, respectively, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, for the reasons described below:

(1) Rental Revenue
    Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $6.8 million, or 4.8%, and $42.4 million, or 26.5%, respectively, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to the increase in average rental rates on new and renewal leases and the increase in the weighted average occupancy of the portfolio, partially offset by an increase in reserves for tenant and deferred rent receivables deemed not probable of collection, primarily due to the impacts of COVID-19, and a decrease in the amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 61 properties we acquired between January 1, 2019, and September 30, 2020.
(2) Tenant Reimbursements
    Our Stabilized Same Properties Portfolio tenant reimbursements revenue increased by $0.5 million, or 2.1%, and our Total Portfolio tenant reimbursements revenue increased by $8.7 million, or 29.9% during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in recoverable property expenses, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 61 properties we acquired between January 1, 2019 and September 30, 2020.
(3) Other Income
    Our Stabilized Same Properties Portfolio and Total Portfolio other income decreased by $0.4 million, or 53.2%, and $0.4 million, or 49.8%, respectively, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to a decrease in late fee income as a result of COVID-19 related California governmental measures, many of which prohibit landlords from charging tenants late fees, and the reversal of prior period late fees.
Management, Leasing and Development Services
    Our Total Portfolio management, leasing and development services revenue increased by $24 thousand, or 8.0%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Interest Income
    Interest income decreased by $2.0 million, or 87.7%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to a decrease in both the average interest rate earned and the average cash balance invested in money market accounts.
Property Expenses
    Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $1.7 million, or 4.5%, and $12.6 million, or 27.9%, respectively, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to increases in real estate tax expense relating to California Proposition 13 annual increases, allocated overhead costs, insurance expense, utilities expense and repairs and maintenance expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 61 properties we acquired between January 1, 2019, and September 30, 2020.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $5.7 million, or 25.7%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to increases in non-cash equity compensation expense, payroll related costs due to a higher headcount and accrued bonus expense.

Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $2.0 million, or 3.3%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2019, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2019. Our Total Portfolio depreciation and amortization expense increased by $12.7 million, or 17.6%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the incremental expense from the 61 properties we acquired between January 1, 2019, and September 30, 2020.
Acquisition Expenses
    Our Total Portfolio acquisition expenses decreased by $0.1 million or 48.9%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Interest Expense
    Our Total Portfolio interest expense increased by $2.7 million, or 13.7%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a $2.2 million increase related to the private placement of $100.0 million of senior notes that we completed in July 2019, a $0.9 million increase due to the assumption of $47.5 million of debt as part of the consideration for the acquisition of ten properties during the first half of 2020, and a $0.3 million increase related to the $150 million term loan and related swap becoming effective July 2019, partially offset by a $0.7 million decrease related to our variable rate $60 million term loan due to a decreases in the LIBOR rate.
Gains on Sale of Real Estate
During the nine months ended September 30, 2020, we recognized gains on sale of real estate of $13.7 million from the disposition of three properties that were sold for an aggregate gross sales price of $44.2 million. During the nine months ended September 30, 2019, we recognized gains on sale of real estate of $5.7 million from the disposition of one property and one industrial unit that were sold for an aggregate gross sales price of $12.8 million.

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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$31,197	$12,948	$62,740	$39,619
Add:
Depreciation and amortization	28,811	25,496	84,715	72,014
Deduct:
Gains on sale of real estate	13,669	895	13,669	5,705
Funds From Operations (FFO)	$46,339	$37,549	$133,786	$105,928
Less: preferred stock dividends	(3,636)	(2,572)	(10,909)	(7,419)
Less: FFO attributable to noncontrolling interest(1)	(2,017)	(1,056)	(5,472)	(2,810)
Less: FFO attributable to participating securities(2)	(197)	(187)	(584)	(545)
FFO attributable to common stockholders	$40,489	$33,734	$116,821	$95,154
(1)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units and Series 2 CPOP Units.
(2)Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.
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
    The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental income	$83,622	$67,020	240,882	190,237
Property expenses	20,684	16,165	57,682	45,116
Net Operating Income	$62,938	$50,855	$183,200	$145,121
Amortization of (below) above market lease intangibles, net	(2,751)	(2,065)	(7,822)	(5,716)
Straight line rental revenue adjustment	(3,088)	(2,080)	(10,972)	(5,388)
Cash Net Operating Income	$57,099	$46,710	$164,406	$134,017

    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$31,197	$12,948	$62,740	$39,619
Add:
General and administrative	9,464	7,440	27,753	22,085
Depreciation and amortization	28,811	25,496	84,715	72,014
Acquisition expenses	70	122	89	174
Interest expense	7,299	6,785	22,176	19,511
Deduct:
Management, leasing and development services	118	90	325	301
Interest income	116	951	279	2,276
Gains on sale of real estate	13,669	895	13,669	5,705
Net Operating Income	$62,938	$50,855	$183,200	$145,121
Amortization of (below) above market lease intangibles, net	(2,751)	(2,065)	(7,822)	(5,716)
Straight line rental revenue adjustment	(3,088)	(2,080)	(10,972)	(5,388)
Cash Net Operating Income	$57,099	$46,710	$164,406	$134,017

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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$31,197	$12,948	$62,740	$39,619
Interest expense	7,299	6,785	22,176	19,511
Depreciation and amortization	28,811	25,496	84,715	72,014
Gains on sale of real estate	(13,669)	(895)	(13,669)	(5,705)
EBITDAre	$53,638	$44,334	$155,962	$125,439

Liquidity and Capital Resources
    Overview
    Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to our at-the-market equity offering program or issuing other securities as described below.
    Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through net cash flow from operations, proceeds from long-term unsecured and secured financings, borrowings available under our unsecured revolving credit facility, the issuance of debt and/or equity securities, including preferred stock, and proceeds from selective real estate dispositions as we identify capital recycling opportunities.
    As of September 30, 2020, our cash and cash equivalents were $243.6 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $500.0 million available for future borrowings.  We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic. Additionally, as of September 30, 2020, our restricted cash held in escrow for like-kind exchanges was $42.3 million.

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
During the nine months ended September 30, 2020, we sold a total of 2,455,770 shares of our common stock under the $550 Million ATM Program at a weighted average price of $37.02 per share, for gross proceeds of $90.9 million, and net proceeds of $89.6 million, after deducting the sales agents’ fee. As of September 30, 2020, we had the capacity to issue up to an additional $259.8 million of common stock under the $550 Million ATM Program.
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
    Securities Offerings
    During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters exercise in full of its option to purchase 937,500 shares of our common stock, at an offering price per share of $39.85. The net proceeds of the offering were approximately $285.1 million after deducting the underwriting discount and offering costs totaling $1.4 million. We intend to use the remaining net proceeds from this offering to fund future acquisitions, fund our development or redevelopment activities and for general corporate purposes.

    We evaluate the capital markets on an ongoing basis for opportunities to raise capital, and as circumstances warrant, we may issue additional securities, from time to time, to fund acquisitions, for the repayment of long-term debt upon maturity and for other general corporate purposes. Such securities may include common equity, preferred equity and/or debt of us or our subsidiaries. Any future issuance, however, is dependent upon market conditions, available pricing and capital needs and there can be no assurance that we will be able to complete any such offerings of securities.
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
    During the nine months ended September 30, 2020, we completed the sale of three properties for a total gross sales price of $44.2 million and total net cash proceeds of $42.3 million. We intend to use the net cash proceeds to partially fund the acquisition of an industrial park with four buildings (the “Industrial Park”) through a 1031 Exchange transaction. The acquisition of the Industrial Park is expected to close during the fourth quarter of 2020. For additional related to the Industrial Park, refer to the Company’s Form 8-K that was filed with the SEC on October 9, 2020. In the future, we may continue to selectively and opportunistically dispose of properties, however, the timing of any potential future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable, which may be impacted by the current COVID-19 pandemic. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

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

Uses of Liquidity
    Acquisitions
    One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we have acquired one small land parcel and 22 properties with a combined 1.7 million rentable square feet for a total gross purchase price of $374.6 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $685.5 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Amended Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
    Recurring and Nonrecurring Capital Expenditures
    Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Development of Properties, as of September 30, 2020, 11 of our properties were in various stages of repositioning or development.  We currently estimate that approximately $105.4 million of capital will be required through the first quarter of 2023, to bring these projects to completion. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which has and may continue to cause delays or which may increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $550 Million ATM Program and borrowings available under the Amended Revolver.
    The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Nine Months Ended September 30, 2020
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$46,019	19,510,440	$2.36
Recurring Capital Expenditures(5)	4,278	27,128,629	$0.16
Total Capital Expenditures	$50,297
(1)Cost is reported in thousands. Excludes the following capitalized costs: (i) compensation costs of personnel directly responsible for and who spend their time on development, renovation and rehabilitation activity and (ii) interest, property taxes and insurance costs incurred during the development and construction periods of repositioning or development projects.
(2)For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures. For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio during the period.
(3)Per square foot amounts are calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (2) above.
(4)Non-recurring capital expenditures are expenditures made with respect to improvements to the appearance of such property or any development or other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, or capital expenditures for deferred maintenance existing at the time such property was acquired.
(5)Recurring capital expenditures are expenditures made with respect to the maintenance of such property and replacement of items due to ordinary wear and tear including, but not limited to, expenditures made for maintenance of parking lots, roofing materials, mechanical systems, HVAC systems and other structural systems.

    Commitments and Contractual Obligations
    The following table sets forth our principal obligations and commitments as of September 30, 2020, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments and debt maturities	$908,046	$214	$1,267	$101,700	$289,318	$12,886	$502,661
Interest payments - fixed-rate debt(1)	117,528	1,740	15,225	15,186	15,029	14,586	55,762
Interest payments - variable-rate debt(2)	44,664	4,088	15,627	10,769	7,171	6,034	975
Ground and office lease payments(3)	7,131	352	1,433	1,614	1,623	1,599	510
Contractual obligations(4)	33,362	33,362	—	—	—	—	—
Total	$1,110,731	$39,756	$33,552	$129,269	$313,141	$35,105	$559,908
(1)Reflects scheduled interest payments on our fixed rate debt, including the $100 Million Notes, $125 Million Notes, Series 2019A Notes, Series 2019B Notes and our various mortgage loans.
(2)Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of September 30, 2020, and the one-month LIBOR rate of 0.14825%, as of September 30, 2020. Furthermore, it is assumed that any maturity extension options available are not exercised.
(3)See Note 6 to our consolidated financial statements for further details regarding leases. As of September 30, 2020, we have one additional office lease for office space which has not commenced of $1.9 million which has been included above.
(4)Includes total commitments for tenant improvements related to obligations under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors.  We anticipate these obligations to be paid as incurred through the remainder of 2020 and 2021, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2020”.
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
    On October 19, 2020, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.215	12/31/2020	1/15/2021
OP Units	$0.215	12/31/2020	1/15/2021
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	12/15/2020	12/31/2020
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	12/15/2020	12/31/2020
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	12/15/2020	12/31/2020
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	12/15/2020	12/31/2020
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	12/15/2020	12/31/2020

Consolidated Indebtedness
    The following table sets forth certain information with respect to our consolidated debt outstanding as of September 30, 2020:

	Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Secured and Unsecured Debt:
Unsecured Debt:
Revolver(3)	2/13/2024	(4)	1.050%	(5)	1.198%		$—
$100M Term Loan Facility	2/14/2022		1.200%	(5)	2.964%	(6)	100,000	8/14/2021
$225M Term Loan Facility	1/14/2023		1.200%	(5)	2.574%	(7)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025		1.500%	(5)	4.263%	(8)	150,000	11/22/2024
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$800,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$4,093
$60M Term Loan	8/1/2023	(9)	1.700%		1.848%		58,499
960-970 Knox Street	11/1/2023		n/a		5.000%		2,509
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,917
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,823
5160 Richton Street	11/15/2024		n/a		3.790%		4,415
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,765
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,089
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,336
Total Secured Debt							$108,046

Total Consolidated Debt					3.467%		$908,046
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2020. See footnotes (6), (7) and (8) below.  Assumes a 1-month LIBOR rate of 0.14825% as of September 30, 2020, as applicable. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Amended Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $1.4 million as of September 30, 2020.
(3)The Amended Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.15% to 0.30% depending upon our leverage ratio.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margin will range from 1.05% to 1.50% per annum for the Amended Revolver, 1.20% to 1.70% per annum for the $100 Million Term Loan Facility, 1.20% to 1.70% per annum for the $225 Million Term Loan Facility and 1.50% to 2.20% per annum for the $150 Million Term Loan Facility, depending on our leverage ratio, which is the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. This leverage ratio is measured on a quarterly basis, and as a result, the effective interest rate will fluctuate from period to period.

(6)As of September 30, 2020, the $100 Million Term Loan Facility has been effectively fixed at 1.764% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $100.0 million and an effective date of December 14, 2018.
(7)As of September 30, 2020, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.
(8)As of September 30, 2020, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.
(9)Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

    The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2020:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.0	3.58%	3.58%	$849,547	94%
Variable	2.8	LIBOR + 1.70%	1.85%	$58,499	6%
Secured vs. Unsecured:
Secured	4.1		2.91%	$108,046	12%
Unsecured	4.9		3.54%	$800,000	88%
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2020.  Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Amended Revolver.  Assumes a 1-month LIBOR rate of 0.14825% as of September 30, 2020, as applicable.
(2)Excludes unamortized debt issuance costs and discounts totaling $1.4 million as of September 30, 2020.

    At September 30, 2020, we had total consolidated indebtedness of $908.0 million, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 3.47% and an average term-to-maturity of 4.8 years.  As of September 30, 2020, $849.5 million, or 94% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($374.5 million) or an interest rate swap ($475.0 million).
    At September 30, 2020, we had consolidated indebtedness of $908.0 million, reflecting a net debt to total combined market capitalization of approximately 9.7%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
    The Amended Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility, $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Amended Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;

•For the Amended Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;
•For the Senior Notes, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;
•Maintaining a ratio of adjusted EBITDA (as defined in each of the loan agreements) to fixed charges of at least 1.5 to 1.0;
•Maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•Maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
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
    The $60 Million Term Loan contains the following financial covenants:
•Maintaining a Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.00, to be tested quarterly;
•Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5 million, or (ii) $8 million if we elect to have Line of Credit Availability (as defined in the term loan agreement) included in the calculation, of which $2 million must be cash or cash equivalents, to be tested annually as of December 31 of each year;
•Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75 million, to be tested annually as of December 31 of each year.
    We were in compliance with all of our quarterly debt covenants as of September 30, 2020.

Off Balance Sheet Arrangements
    As of September 30, 2020, we did not have any off-balance sheet arrangements.

Cash Flows
Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
    The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Cash provided by operating activities	$146,648	$107,645	$39,003
Cash used in investing activities	$(222,098)	$(715,630)	$493,532
Cash provided by financing activities	$282,599	$624,892	$(342,293)
    Net cash provided by operating activities. Net cash provided by operating activities increased by $39.0 million to $146.6 million for the nine months ended September 30, 2020, compared to $107.6 million for the nine months ended

September 30, 2019.  The increase was primarily attributable to net proceeds of $19.6 million from the sale of our property located at 2722 Fairview Street (“Fairview”), which was sold pursuant to the tenant exercising its option to purchase the property (see Note 6 “Leases—Lessor – Sales-Type Lease” to our consolidated financial statements for further details), incremental cash flows from property acquisitions completed subsequent to January 1, 2019, and the increase in Cash NOI from our Stabilized Same Properties Portfolio, partially offset by an increase in cash interest paid and changes in working capital for comparable periods.
    Net cash used in investing activities. Net cash used in investing activities decreased by $493.5 million to $222.1 million for the nine months ended September 30, 2020, compared to $715.6 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $506.0 million decrease in cash paid for property acquisitions and acquisition related deposits, and a $10.4 million increase in proceeds from the sale of real estate (excluding the proceeds from the disposition of Fairview noted above), partially offset by a $22.9 million increase in cash paid for construction and development/repositioning projects for comparable periods.
    Net cash provided by financing activities. Net cash provided by financing activities decreased by $342.3 million to $282.6 million for the nine months ended September 30, 2020, compared to $624.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the following: (i) a decrease of $132.7 million in net cash proceeds from the sale of shares of our common stock, (ii) a decrease of $100.0 million in cash proceeds from the issuance of the Series 2019A and 2019B Notes in July 2019, (iii) a decrease of $83.3 million in net cash proceeds from the issuance of the Series C Preferred Stock in September 2019, (iv) an increase of $18.6 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend, (v) an increase of $4.9 million in dividends and distributions paid to preferred stockholders and preferred unit holders resulting from the issuance of the Series C Preferred Stock in September 2019, the Series 1 CPOP Units in April 2019 and the Series 2 CPOP Units in March 2020, and (vi) an increase of $2.1 million in deferred loan costs paid related to the amendment of our senior unsecured credit facility in February 2020.

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
    As of September 30, 2020, the $100 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $100.0 million, an effective date of December 14, 2018, a maturity date of August 14, 2021, and currently fixes the annual interest rate payable on the $100 Million Term Loan Facility at 1.764% plus an applicable LIBOR margin under the terms of the Credit Facility.
    As of September 30, 2020, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
    As of September 30, 2020, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
    At September 30, 2020, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $908.0 million. Of this total amount, $849.5 million, or 94%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.5 million, or 6%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2020, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.1 million annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report.
    Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, to date in 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. In particular, our properties are concentrated in Southern California, and the state of California and certain municipalities, including where we own properties and/or have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, exceptions are available for essential retail, food processing and distribution, shipping businesses, essential building services, such as cleaning and maintenance, manufacturing that enables the continued operating of other essential businesses and certain essential construction projects. There can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. For instance, our properties are concentrated in certain industries, which, as of September 30, 2020, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (22.7%); Manufacturing (17.8%); Warehousing (16.2%); Retail Trade (9.5%); and Transportation Services (6.7%), and these and other industries may not be covered by the exceptions listed above and have already been negatively impacted by reductions in demand resulting from the COVID-19 pandemic and/or restrictions intended to prevent its spread. These trends may influence occupancy levels and the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.
Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. For example, in March 2020, the Governor of California issued Executive Order N-28-20, authorizing local municipalities to impose limitations on commercial evictions for nonpayment of rent for tenants impacted by COVID-19. In response to this Executive Order, most municipalities in Southern California have, in turn, mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within three to six months after the end of the local emergency. In many of the local municipalities in which we operate, the eviction restrictions are set to expire by March 31, 2021, the date that Executive Order N-28-20 is currently scheduled to expire, and in other municipalities the restrictions expire when the local emergency is lifted, although we cannot currently predict whether or not this date may be extended or for how long. As of October 22, 2020, we have executed rent relief agreements (which comprise application of security deposits, acceleration of concessions and deferral of base rent) with 270 tenants, including 118 tenants receiving deferred base rent of $4.6 million or 1.7% of our ABR at September 30, 2020. Some tenants may have more than one executed rent relief agreement with us. Rent relief agreements executed through October 22, 2020 cover contractual base rent for the current period and/or contractual base rent for subsequent months. For the second and third quarters of 2020, we have collected 87.6% and 96.8% of Contractual Billings (which includes contractual base rent and tenant reimbursements) charged to in-place tenants before the impact of consummated COVID-19 related rent relief agreements, respectively, and we have collected 98.7% and 98.1% of Contractual Billings after adjusting for rent relief provided by rent relief agreements, respectively. For the month of October 2020, we have, as of October 22, 2020, collected 93.0% of Contractual Billings before the impact of rent relief agreements, and 93.2% of Contractual Billings after adjusting for rent relief provided by rent relief agreements. Additionally, as of October 22, 2020, we have collected 94.2% of COVID-19 related deferred rent that was charged to tenants during October 2020. There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.
At this time, we cannot predict the number of tenants that will not pay rent for the month of October 2020, nor can we predict whether tenants who have paid or will pay rent for October 2020 will continue to do so in future months, including with respect to our largest tenants. We also cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their government-mandated ability to unilaterally defer rent. As the COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, and adversely impact our results of operations and financial condition. Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major tenants have announced temporary closures of some or all of their places of business or have substantially reduced their operations in response to the COVID-19 pandemic, and additional tenants may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have lead and may lead to further closures, or other operational issues at, our properties.
Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:
•our tenants’ ability or willingness to pay rent in full on a timely basis;
•state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;
•our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which where we own properties or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities;
•a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;
•complete or partial shutdowns of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants’ to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;
•our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;
•our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and
•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.
Since the onset of the COVID-19 pandemic, there have been a number of federal, state and local government initiatives implemented to manage the spread of COVID-19 and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. We are encouraging our tenants to review the these initiatives to determine whether any of the provisions may provide them with loans or additional liquidity to enable them to continue to meet their lease obligations to us; however, there can be no assurance that our tenants will do so or that such initiatives will provide them with any such assistance. In addition, we are analyzing different aspects of these initiatives to determine whether (in addition to any general support it may provide to the economy and our tenants) any specific provisions may more directly benefit us.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020(1)	24	$46.54	N/A	N/A
August 1, 2020 to August 31, 2020(1)	364	$46.92	N/A	N/A
September 1, 2020 to September 30, 2020	—	$—	N/A	N/A
	388	$46.89	N/A	N/A
(1)In July 2020 and August 2020, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1
Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on July 9, 2020)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.
104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*    Filed herein
†    Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

October 26, 2020	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 26, 2020	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 26, 2020	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)