Form 10-K
period 2020-12-31
Rexford Industrial Realty, Inc.
filed 2021-02-19
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-36008
________________________________________________________________________________________________
Rexford Industrial Realty, Inc.
(Exact name of registrant as specified in its charter)
._______________________ __________________________________________________________________________.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2020, as reported on the New York Stock Exchange (“NYSE”) was approximately $5.1 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 265,278 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 16, 2021 was 131,429,915.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
•national, international, regional and local economic conditions;
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
•our ability to maintain our current investment grade ratings by Fitch, Moody’s and S&P;
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
Summary Risk Factors
Set forth below is a summary of the risks described under Item 1A. Risk Factors in this Annual Report on Form 10-K:
Risks Related to Our Business and Operations
•Our portfolio of properties is concentrated in the industrial real estate sector and our business would be adversely affected by an economic downturn in that sector.
•Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in Southern California infill markets, which causes us to be especially susceptible to adverse developments in those markets.
•The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and local governments’ actions impacting our ability to collect rent could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.
•Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
•We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
•Our future acquisitions may not yield the returns we expect.
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concession, inducements and/or capital expenditures.
•We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.
•A substantial majority of the leases at our properties are with tenants who have non-investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations to us than a tenant with an investment grade credit rating.
Risks Related To Our Capital Structure
•Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
•Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.
•Mortgage and other secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
•Our unsecured credit facility, unsecured notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, including business activity restrictions, and the failure to comply with those covenants could materially adversely affect us.
Risks Related to the Real Estate Industry
•Our performance and value are subject to risks associated with real estate assets and the real estate industry.
Risks Related to Our Organizational Structure
•Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of common units, which may impede business decisions that could benefit our stockholders.
•Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
•We are a holding company with no direct operations and, as such, we will rely on funds received from our Operating Partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.

Risks Related to Our Status as a REIT
•Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our common stock.

Item 1. Business
Company Overview
References to “we,” “our,” “us,” “our company,” or “the Company” refer to Rexford Industrial Realty, Inc., a Maryland corporation, together with our consolidated subsidiaries (unless the context requires otherwise), including Rexford Industrial Realty, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership. In statements regarding qualification as a REIT, such terms refer solely to Rexford Industrial Realty, Inc.
We are a self-administered and self-managed full-service REIT focused on owning, operating and acquiring industrial properties in Southern California infill markets. Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in Southern California infill markets.
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2020, our consolidated portfolio consisted of 248 properties with approximately 31.5 million rentable square feet.  In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. We are generally not subject to federal taxes on our income to the extent we distribute our REIT taxable income to our shareholders and maintain our qualification as a REIT.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of interests in 248 properties totaling approximately 31.5 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2020, we had 1,533 leases, with no single tenant accounting for more than 2.7% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles (57.0%); San Bernardino (15.6%); Orange County (10.7%); San Diego (9.1%); and Ventura (7.6%).
Superior Access to Investment Opportunities: We believe that we enjoy superior access to value-add, off-market, lightly marketed and marketed acquisition opportunities, many of which are difficult for competing investors to access. Off-market and lightly marketed transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition, making such transactions difficult to close on for less-focused investors. As we are principally focused on the Southern California market, our executive management and acquisition teams have developed and maintain a deep, broad network of relationships among key market participants, including property brokers, lenders, owners and tenants. We employ an extensive broker marketing, incentives and loyalty program. We also utilize data and event-driven analytics and primary research to identify and pursue events and circumstances, including below-market leased properties, properties with curable functional obsolescence, generational ownership changes, and financial stress related to properties, owners, lenders, and tenants, that tend to generate early access to emerging investment opportunities.
Vertically Integrated Platform: We are a full-service real estate operating company, with substantial in-house capabilities in all aspects of our business. Our platform includes experienced in-house teams focused on acquisitions, analytics and underwriting, asset management, repositioning and redevelopment, property management, sales and leasing, design, construction management, as well as finance, accounting, legal and human relations departments.
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
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through five public offerings of our common stock (including two completed in 2020), three public offerings of preferred stock, through sales of common stock under our various at-the-market equity offering programs and through one public offering of senior notes (completed in 2020). We currently have an at-the-market equity offering program pursuant to which we may sell from time to time up to an aggregate of $750.0 million of our common stock through sales agents. As of the filing date of this Annual Report on Form 10-K, we have sold $29.3 million of our common stock under this at-the-market equity offering program, leaving us with the capacity to issue up to $720.7 million of additional shares. We also have a $500 million unsecured revolving credit facility, and as of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding, leaving the entire $500 million available. The credit facility has an accordion feature that permits us to request additional lender commitments up to an additional $900 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2020, our ratio of net debt to total market capitalization was 12.9%.

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
Environmental Matters
The properties that we acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, to the extent we own a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated and, therefore, it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. From time to time we are required to export soils (which may or may not contain hazardous materials) from our sites, and under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. To mitigate some of the environmental risk, our properties are covered by a blanket environmental insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities. These policies, however, are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. We obtain Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes, but is not limited to, inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant typically recommends further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead-based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. Although we obtain a Phase I, a Phase II as recommended, or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it, these environmental assessments may not reveal all environmental risks that might have a materially adverse economic effect on our business, assets and results of operations or liquidity, and may not identify all potential environmental liabilities, and our portfolio environmental and any site-specific insurance policies may be insufficient to cover any such environmental costs and liabilities.
We can make no assurances that (1) future laws, ordinances or regulations will not impose material environmental liabilities on us, or (2) the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.
Human Capital
As of December 31, 2020, we had 147 employees located in six regional offices within our Southern California market to service our business and tenants, optimize the welfare and productivity of our staff, and minimize commute times for our staff and to our properties. However, due to the ongoing COVID-19 pandemic, nearly all employees were working remotely to comply with state and local orders. We believe that we have good relations with our employees. None of our employees are represented by a union. We have adopted a Code of Business Ethics, and Conduct, and Policies and Procedures for Complaints Regarding Accounting and Fraud, including a phone number and website for employees to voice anonymous concerns. All such concerns are then brought to the attention of our independent audit committee of the board of directors and our general counsel. These policies apply to all of our employees, and receipt and review by each employee is documented and verified annually.
Employee Engagement and Support
We believe employee engagement and recognition of strong performance are key components of a strong corporate culture. As part of our ongoing efforts to encourage employee engagement, we conducted five engagement surveys and held teambuilding events (which were conducted on a virtual basis in light of the COVID-19 pandemic) in 2020, and employees received formal recognition awards during our all-company quarterly meetings after being nominated by their peers. Each employee undergoes performance discussions at least once per year, with annual compensation adjustment consideration commensurate with the market and individual performance. Our voluntary turnover rate was 7% in 2020. Our referral rate for new hires is 20%, which we believe is indicative of employee engagement and commitment.
We offer and encourage ongoing employee training and advancement opportunities, with a wide variety of thousands of courses and topics including management, leadership, personal development, diversity and inclusion, sexual harassment prevention, health and safety, and technical skills development. Many of our employees have contributed to the creation of learning content, leveraging our employee expertise and engagement and promoting a culture of learning. On average, each employee completed over 17 hours of focused training in 2020. Nearly 12% of our employees at the director level and higher were developed and promoted from within the Company.
Prior to the COVID-19 pandemic, the Company had a detailed business continuity plan in place. When statewide work-from home orders were implemented, the Company’s detailed business continuity plan was activated. Our employees were able to begin working remotely immediately, with home office equipment cost reimbursement, internet and online learning access for the entire workforce, and mental health assistance. Additionally, we made available to all employees with children a childcare stipend of $1,000 for each employee, as well as a tutoring stipend of $1,500, to assist employees balancing remote working and schooling needs.
Workforce Diversity, Equity and Inclusion
The Company values diversity, including diversity of experience, background, and ethnicity. Our employees are 55% female and 45% male, and 49% of our employees self-identify as members of a racial or ethnic minority. Employees at the director level and higher are 47% female and 53% male. Our 8-member board of directors was 25% female as of December 31, 2020.
Additional Information
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we diversify the geographic concentrations of assets and carry insurance for losses resulting from earthquakes, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years, and the current COVID-19 pandemic, and restrictions intended to prevent its spread, have had, and may continue to have, an adverse impact on the economy of the Southern California market. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Additionally conditions in Southern California related to homelessness, crime, tax rates and heightened regulation could negatively impact economic conditions and make tenants less desirous to lease properties from us. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and local governments’ actions impacting our ability to collect rent could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, and could further trigger a period of sustained global and U.S. economic downturn or recession. In particular, in Southern California, the state of California and certain municipalities, including where we own properties and/or have development projects, have instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, exceptions are available for essential retail, food processing and distribution, shipping businesses, essential building services, such as cleaning and maintenance, manufacturing that enables the continued operating of other essential businesses and certain essential construction projects. The industries in which our tenants are concentrated and other industries may not be covered by the exceptions listed above and have been, and may continue to be, negatively impacted by reductions in demand resulting from the COVID-19 pandemic and/or restrictions intended to prevent its spread. In addition, there can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. These trends may also influence occupancy levels and the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.
Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. Most municipalities in Southern California, including many of the local municipalities in which we own properties and have development projects, have mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. In many of the local municipalities in which we operate, the eviction restrictions are set to expire by March 31, 2021, and in other municipalities the restrictions expire when the local emergency is lifted, although we cannot currently predict whether or not this date may be extended or for how long. As of February 16, 2021, we have executed rent relief agreements (which comprise application of security deposits, acceleration of concessions and deferral of base rent) with 270 tenants, including 120 tenants receiving deferred base rent of $4.6 million or 1.5% of our ABR at December 31, 2020. Rent relief agreements executed through February 16, 2021 cover contractual base rent for April 2020 through January 2021, and some tenants may have more than one executed rent relief agreement with us. For the second, third and fourth quarters of 2020, we have collected 88.0%, 97.3% and 97.8% of Contractual Billings (which includes contractual base rent and tenant reimbursements) charged to in-place tenants before the impact of consummated COVID-19 related rent relief agreements, respectively, and we have collected 99.1%, 98.6% and 98.0% of Contractual Billings after adjusting for rent relief provided by rent relief agreements, respectively. As of February 16, 2021, for the month of January 2021, we have collected 96.3% of Contractual Billings before the impact of rent relief agreements, and 96.5% of Contractual Billings after adjusting for rent relief provided by rent relief agreements. Additionally, as of February 16,

2021, we have collected 96.9% of COVID-19 related deferred rent that was charged to tenants during January 2021. There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.
At this time, we cannot predict the number of tenants that will not pay rent for the month for January or February 2021, nor can we predict whether tenants who have paid or will pay rent for January or February 2021 will continue to do so in future months, including with respect to our largest tenants. We also cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their government-mandated ability to unilaterally defer rent. As the COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, and adversely impact our results of operations and financial condition. Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major tenants have announced temporary closures of some or all of their places of business or have substantially reduced their operations in response to the COVID-19 pandemic, and additional tenants may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have lead and may lead to further closures, or other operational issues at, our properties.
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
•our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all;
•a severe and prolonged disruption and instability in the global financial markets, or deteriorations in credit and financing conditions that may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;
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
Since the onset of the COVID-19 pandemic, there have been a number of federal, state and local government initiatives implemented to manage the spread of COVID-19 and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. We are encouraging our tenants to review these initiatives to determine whether any of the provisions may provide them with loans or additional liquidity to enable them to continue to meet their lease obligations to us; however, there can be no assurance that our tenants will do so or that such initiatives will provide them with any such assistance. In addition, we are analyzing different aspects of these initiatives to determine whether (in addition to any general support it may provide to the economy and our tenants) any specific provisions may more directly benefit us.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the value and trading price of our common stock. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2020, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (25.4%); Transportation and Warehousing (24.7%); and Light Manufacturing (18.9%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of industrial properties meeting certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. In addition, the current market for acquisitions of industrial properties in Southern California continues to be extremely competitive. This competition may increase the demand for our target properties and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all, which could slow our growth.
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
We may be unable to source off-market or lightly marketed investment opportunities in the future.
As of December 31, 2020, approximately 71% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
Our future acquisitions may not yield the returns we expect.
Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:
•even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown or greater than expected liabilities such as liabilities for clean-up of environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues do not increase, causing our results of operations to be adversely affected.
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs (including real estate taxes, which could increase over time), the need to periodically repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase or our property income decreases as a result of any of the foregoing factors, our results of operations may be adversely affected.
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
As of December 31, 2020, 4.4% of the rentable square footage of our portfolio was vacant and leases representing 0.9% of the rentable square footage of our portfolio expired on December 31, 2020. In addition, leases representing 15.3% and 14.5% of the rentable square footage of the properties in our portfolio will expire in 2021 and 2022, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.
We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial tenant concessions or tenant rights (including rent abatements, tenant improvements, early termination rights or below-market renewal options) in order to retain tenants or attract new tenants. Furthermore, as a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Southern California real estate market, a general economic downturn and a decline in the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the budgeted rents for properties in our portfolio. If we are unable to obtain rental rates comparable to our asking rents for properties in our portfolio, our ability to generate cash flow growth will be negatively impacted. Significant rent reductions could result in a write-down of one or more of our consolidated properties and/or adversely affect the market price of our common stock, our financial condition and our results of operations, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.
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
Our real estate development, redevelopment and repositioning activities are subject to risks.
We may engage in development, redevelopment and repositioning activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development, redevelopment and repositioning activities:
•construction, redevelopment and repositioning may be unsuccessful and/or costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•time required to complete the construction, redevelopment or repositioning of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•contractor and subcontractor disputes, strikes, labor disputes or supply disruptions, which may cause delays or increase costs;
•failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
•delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
•occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•our ability to dispose of properties developed, redeveloped or repositioned with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and
•the availability and pricing of financing to fund our development activities on favorable terms or at all.
Potential losses, including from adverse weather conditions and natural disasters, such as earthquakes, may not be covered by insurance, and we may be unable to rebuild our existing properties in the event of a substantial or comprehensive loss of such properties.
We carry commercial property, liability, environmental, earthquake and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that we believe are appropriate for certain of our properties given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In particular, all of the properties in our portfolio are located in Southern California, an area that is particularly prone to seismic activity. A severe earthquake in the Southern California region could result in uninsured damage to a subset or even a substantial portion of our portfolio and could significantly impact our cash flow. While we carry insurance for losses resulting from earthquakes, such policies are subject to material deductibles and self-insured retention. Additionally, natural disasters, including earthquakes, may cause future earthquake insurance costs to increase significantly, which may impact the operating costs and net cash flow of our properties.
In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Currently, we do not carry insurance for certain types of extraordinary losses, such as loss from riots, war and wildfires, because we believe such coverage is only available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from wildfires, riots, war and other uninsured losses. If we do obtain insurance for any of those risks in the future, such insurance cost may impact the operating costs and net cash flow of our properties.
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
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. A security breach or other significant disruption involving our IT networks and related systems could:
•Disrupt the proper functioning of our networks and systems;
•Result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•Require significant management attention and resources to remedy any damages that result;
•Subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements;
•Damage our reputation among our tenants, prospective sellers, brokers and investors generally; and
•Subject us to legal liability, including liability under the California Consumer Privacy Protection Act of 2018.
To help us better identify, manage, and mitigate these IT risks, we have adopted and implemented the National Institutes of Standards and Technology (NIST) cybersecurity framework. Additionally, our IT department requires each employee upon hire and at least annually thereafter to successfully complete an all-encompassing online security awareness training course. Further, all employees are required to complete bi-monthly micro training modules. Our IT department conducts periodic simulated social engineering exercises including, but not limited to, phishing (e-mail), vishing (voice), smishing (SMS), USB testing, and physical assessments. These tests are conducted at random throughout the year with no set schedule or frequency. Additionally, we may conduct targeted exercises against specific departments or individuals based on a risk determination. From time to time our employees may be required to complete remedial training courses or may be required to participate in remedial training exercises with our IT department as part of a risk-based assessment.
To further address IT security, the current chairperson of the Company’s nominating and corporate governance committee of the board of directors, an independent director with information security experience, provides board level oversight of information security and receives quarterly information security reports, while the full board of directors typically receives information security updates annually from senior leadership. Over the prior three years the Company has not been subject to any information security breaches, has not incurred any financial harm from information security breaches, nor has the Company been subject to any material information security breaches or expenses to our knowledge since our initial formation.
Lastly, on a quarterly basis we conduct third-party internal and external vulnerability assessments from our cybersecurity firm leveraging the Common Vulnerability Scoring System (CVSS), and on an ongoing basis we expect to implement annual penetration testing with our third-party information security company. We currently maintain insurance policies to insure against breaches of network security, privacy liability, media liability, data incident response expenses, cyber related business interruption, and cyber extortion.
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

Risks Related To Our Capital Structure
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
In order to qualify and maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction, including any net capital gains. Because of these distribution requirements, we are highly dependent on third-party sources to fund capital needs, including any necessary acquisition financing. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and cash distributions; and
•the trading price of our common stock.
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
Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our ability to satisfy a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to satisfy the balloon payment. Such a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
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
Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and, in some cases commence foreclosure proceedings on one or more of our properties; and

•our default under any loan with cross default provisions could result in a default on other indebtedness.
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2020, we have three interest rate swaps in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For a summary of our interest rate swaps, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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
In July 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for U.S. dollar LIBOR (“USD LIBOR”) in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange Benchmark Administration Limited, the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.
We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

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
Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:
•local oversupply in connection with increased vacancies or reduction in demand for industrial space;
•adverse changes in financial conditions of buyers, sellers and tenants of properties;
•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-lease space;
•increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, floods and wildfires, which may result in uninsured or underinsured losses;
•decreases in the market value of our properties;
•changing submarket demographics; and
•changing traffic patterns.
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
We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.
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
We have acquired properties in markets that are new to us. For example, our predecessor business acquired properties in Arizona and Illinois as part of an acquisition of a portfolio of properties that included properties located in our target markets. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In the past when we have acquired properties outside of our focus market, we have subsequently divested those properties, and at this time we expect to continue this practice.
We may choose not to distribute the proceeds of any sales of real estate to our stockholders, which may reduce the amount of our cash distributions to stockholders.
We may choose not to distribute any proceeds from the sale of real estate investments to our stockholders. Instead, we may elect to use such proceeds to:
•acquire additional real estate investments;
•repay debt;
•create working capital reserves; or
•make repairs, maintenance, tenant improvements or other capital improvements or expenditures on our other properties.

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
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property. In recent years, there have been calls for a so called “split roll” under which commercial and industrial property owners would no longer receive the benefits of California Proposition 13 caps to property tax increases. During the November 2020 election, there was a California ballot initiative to create such as “split roll” and remove the property tax increase caps for commercial and industrial real estate. This ballot initiative failed by a margin of less than four percent. There is a risk future ballot initiatives will succeed. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.
We face certain risks in connection with Section 1031 Exchanges.
We often dispose of properties in transactions that are intended to qualify for federal income tax deferral as a “like-kind exchange” under Section 1031 of the Code (a “1031 Exchange”). It is possible that a transaction intended to qualify as a 1031 Exchange could later be determined to have been taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to complete a 1031 Exchange. If this occurs, we could face adverse tax consequences. Additionally, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could impact our ability to dispose of properties on a tax deferred basis.
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
We obtain Phase I, or Phase II as recommended, or similar environmental site assessments conducted by independent environmental consultants on most of our properties at the time of their acquisition or in connection with subsequent financings, however, these assessments are limited in scope and are not updated in the ordinary course of business absent a specific need and therefore may not reveal all environmental conditions affecting a property. This may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase Is or similar environmental site assessments, and this failure may expose us to liability in the future. While we maintain portfolio environmental and some site-specific insurance policies, they may be insufficient to cover any such environmental costs and liabilities.

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard ASTM procedures in Phase I environmental studies, and if warranted based on adjacent property concerns a Phase II environmental study may be obtained. In addition to a blanket environmental insurance policy, as needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. However, these policies are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation or known or suspected contamination. As a result, we could potentially incur material liability for these issues.
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
Our properties are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations to any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“Business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price or supermajority stockholder voting requirements on these combinations; and
•“Control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Provisions of the partnership agreement of our Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders or limited partners might consider such proposals, if made, desirable. These provisions include, among others:
•redemption rights of qualifying parties;
•a requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
•transfer restrictions on common units;
•our ability, as general partner, in some cases, to amend the partnership agreement and to cause our Operating Partnership to issue additional partnership interests with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of our stockholders or the limited partners; and
•the right of the limited partners to consent to certain transfers of our general partnership interest (whether by sale, disposition, statutory merger or consolidation, liquidation or otherwise).
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
In connection with certain tax-deferred property contribution transactions in exchange for partnership interests in our Operating Partnership and also in connection with our formation transactions, we entered into Tax Matters Agreements with certain limited partners of our Operating Partnership, including Messrs. Ziman, Schwimmer and Frankel in connection with the IPO, that provide that if we dispose of any interest with respect to certain properties in our portfolio in a taxable transaction during a certain period after the applicable transaction, our Operating Partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that exists with respect to such property interest as of the time of the applicable transaction and tax liabilities incurred as a result of the indemnification payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units or other applicable units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under any such agreement, our Operating Partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.
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
As of December 31, 2020, we own 95.2% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. In addition, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
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
We have elected to be taxed as a REIT for federal income tax purposes commencing with our initial taxable year ended December 31, 2013. We intend to continue to meet the requirements for taxation as a REIT.  We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT, or that we will remain qualified as such in the future. If we were to fail to qualify as a REIT in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:
•we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular federal corporate income tax;
•we also could be subject to the federal alternative minimum tax for tax years prior to 2018 and possibly increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could materially and adversely affect the value of our common stock.
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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under current law, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, our consolidated portfolio consisted of 248 wholly-owned properties located in Southern California infill markets totaling approximately 31.5 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2020.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles - Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$470,464	0.2%	$15.16
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.4%	1	100.0%	$1,345,359	0.4%	$10.29
901 W. Alameda Ave.	Burbank	1	Creative Office	1969 / 2009	44,924	0.1%	3	100.0%	$1,631,026	0.5%	$36.31
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	1.0%	2	100.0%	$2,873,817	0.9%	$9.00
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.5%	11	100.0%	$1,866,476	0.6%	$12.18
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.2%	1	100.0%	$486,895	0.2%	$7.43
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.3%	1	100.0%	$636,847	0.2%	$7.92
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.2%	1	100.0%	$427,680	0.1%	$7.92
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.2%	1	100.0%	$431,375	0.1%	$7.66
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,431	1.5%	24	98.2%	$6,043,207	2.0%	$12.97
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.3%	1	100.0%	$1,054,263	0.3%	$10.49
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.6%	3	100.0%	$2,059,174	0.7%	$10.15
3340 San Fernando Road	Los Angeles	—	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
12154 Montague Street	Pacoima	1	Warehouse / Distribution	1974	122,868	0.4%	2	100.0%	$1,111,237	0.4%	$9.04
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.2%	1	100.0%	$645,828	0.2%	$13.35
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena	5	Light Manufacturing / Flex	1947, 1985 / 2009	31,619	0.1%	4	100.0%	$740,837	0.2%	$23.43
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.2%	2	100.0%	$697,937	0.2%	$9.06
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015, 2020	55,715	0.2%	1	100.0%	$511,695	0.2%	$9.18
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.2%	2	100.0%	$577,930	0.2%	$9.12
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.5%	3	100.0%	$1,397,260	0.5%	$9.50
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.5%	1	100.0%	$1,358,675	0.4%	$9.24
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	92,455	0.3%	1	100.0%	$879,913	0.3%	$9.52
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.4%	1	100.0%	$1,085,730	0.4%	$8.17

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
635 8th Street	San Fernando	1	Warehouse / Distribution	1989	72,250	0.2%	2	100.0%	$852,684	0.3%	$11.80
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.4%	2	100.0%	$1,130,463	0.4%	$8.13
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,075	0.2%	2	100.0%	$442,074	0.1%	$9.20
9750-9770 San Fernando Road	Sun Valley	1	Industrial Outdoor Storage	1952	35,624	0.1%	1	100.0%	$535,869	0.2%	$15.04
11076-11078 Fleetwood Street	Sun Valley	1	Warehouse / Light Manufacturing	1974	26,040	0.1%	1	50.0%	$164,052	0.1%	$12.60
11308-11350 Penrose Street	Sun Valley	1	Warehouse / Distribution	1974	151,604	0.5%	7	100.0%	$1,188,863	0.4%	$7.84
11529-11547 Tuxford Street	Sun Valley	1	Warehouse / Light Manufacturing	1976	29,730	0.1%	10	100.0%	$328,797	0.1%	$11.06
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.4%	9	71.1%	$1,249,133	0.4%	$13.11
12772 San Fernando Road	Sylmar	2	Warehouse / Light Manufacturing	1964 / 2013	140,837	0.4%	3	55.9%	$1,282,942	0.4%	$16.28
13943-13955 Balboa Blvd	Sylmar	1	Warehouse / Distribution	2000	200,632	0.6%	3	100.0%	$1,869,261	0.6%	$9.32
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,938	0.2%	19	73.8%	$947,724	0.3%	$16.92
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006	90,722	0.3%	2	100.0%	$748,300	0.2%	$8.25
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,247	0.3%	10	95.7%	$1,410,047	0.5%	$18.59
28901-28903 Avenue Paine	Valencia	1	Warehouse / Distribution	1999 / 2018	111,935	0.4%	1	100.0%	$996,132	0.3%	$8.90
29003 Avenue Sherman	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.2%	1	100.0%	$580,408	0.2%	$8.52
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.4%	1	100.0%	$1,692,016	0.5%	$12.60
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.1%	1	100.0%	$426,615	0.1%	$9.12
29010 Avenue Paine(6)	Valencia	1	Light Industrial / Office	2000	100,157	0.3%	1	100.0%	$663,470	0.2%	$6.62
29010 Commerce Center Drive	Valencia	1	Light Industrial / Office	2002	117,151	0.4%	1	100.0%	$901,884	0.3%	$7.70
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.3%	1	100.0%	$560,449	0.2%	$6.90
14723-14825 Oxnard St.	Van Nuys	6	Warehouse / Light Manufacturing	1964 / 1968	77,790	0.2%	60	93.8%	$1,336,956	0.4%	$18.32
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.2%	22	88.8%	$739,529	0.2%	$17.21
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.1%	2	100.0%	$345,348	0.1%	$11.69
Van Nuys Airport Industrial Center	Van Nuys	18	Warehouse / Distribution	1961 - 2007	426,466	1.4%	26	98.6%	$6,787,571	2.2%	$16.14
15385 Oxnard Street	Van Nuys	1	Warehouse / Distribution	1988	71,467	0.2%	3	100.0%	$922,762	0.3%	$12.91
Los Angeles - Greater San Fernando Valley Total		92			5,168,915	16.4%	262	96.1%	$56,436,974	18.2%	$11.27

Los Angeles - San Gabriel Valley
415-435 Motor Avenue	Azusa	1	Warehouse / Excess Land	1956	—	—%	—	—%	$—	—%	$—
720-750 Vernon Avenue	Azusa	3	Warehouse / Light Manufacturing	1950	71,692	0.2%	1	100.0%	$844,900	0.3%	$11.79

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.2%	1	100.0%	$450,072	0.1%	$8.68
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979	126,036	0.4%	5	100.0%	$1,321,551	0.4%	$10.49
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.8%	13	100.0%	$3,169,692	1.0%	$13.14
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.5%	1	100.0%	$1,044,155	0.3%	$7.02
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	1.0%	2	100.0%	$2,317,363	0.8%	$7.11
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.6%	14	100.0%	$2,974,612	1.0%	$14.73
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	0.8%	1	100.0%	$2,035,385	0.7%	$7.92
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	190,900	0.6%	1	100.0%	$1,174,035	0.4%	$6.15
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.3%	14	100.0%	$897,433	0.3%	$11.35
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.2%	1	100.0%	$1,185,600	0.4%	$15.60
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.2%	37	90.8%	$874,986	0.3%	$13.85
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.2%	1	100.0%	$659,962	0.2%	$10.26
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.3%	2	100.0%	$762,180	0.2%	$8.72
4416 Azusa Canyon Road	Irwindale	1	Warehouse / Excess Land	1956	70,510	0.2%	1	100.0%	$750,000	0.2%	$10.64
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.3%	25	96.9%	$1,166,314	0.4%	$12.00
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.2%	1	100.0%	$1,053,477	0.3%	$15.53
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.4%	1	100.0%	$870,047	0.3%	$7.26
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.8%	1	100.0%	$1,565,640	0.5%	$6.37
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.4%	1	100.0%	$996,370	0.3%	$9.18
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	2.4%	2	100.0%	$3,704,117	1.2%	$4.93
Los Angeles - San Gabriel Valley Total		41			3,456,212	11.0%	126	97.1%	$29,817,891	9.6%	$8.65

Los Angeles - Central
6020 Sheila St.	Commerce	1	Cold Storage / Distribution	2000	70,877	0.2%	1	100.0%	$1,133,889	0.4%	$16.00
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	2.2%	1	100.0%	$5,397,466	1.7%	$7.76
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	76,630	0.2%	5	75.6%	$967,006	0.3%	$16.69
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	336,085	1.1%	14	97.4%	$2,516,399	0.8%	$7.68
6687 Flotilla Street	Commerce	1	Light Industrial / Office	1956	120,000	0.4%	1	100.0%	$842,781	0.3%	$7.02
6700 S Alameda St.	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.2%	1	100.0%	$1,252,322	0.4%	$16.00
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.2%	3	100.0%	$672,172	0.2%	$14.15
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$348,557	0.1%	$13.92
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.8%	1	100.0%	$2,472,000	0.8%	$10.02

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2750 Alameda Street	Los Angeles	2	Warehouse / Light Manufacturing	1961 - 1980	164,026	0.5%	5	100.0%	$1,362,339	0.4%	$8.31
East 27th Street	Los Angeles	4	Light Industrial / Office	1961 - 2004	300,389	1.0%	7	100.0%	$2,936,328	1.0%	$9.78
8542 Slauson Avenue	Pico Rivera	1	Industrial Outdoor Storage	1964	24,679	0.1%	1	100.0%	$753,906	0.2%	$30.55
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.3%	1	100.0%	$794,772	0.3%	$7.89
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.6%	3	100.0%	$1,703,488	0.6%	$8.93
Los Angeles - Central Total		23			2,476,559	7.9%	45	98.3%	$23,153,425	7.5%	$9.45

Los Angeles - Mid-Counties
6635 Caballero Blvd	Buena Park	1	Light Industrial / Office	2003	92,395	0.3%	1	100.0%	$686,343	0.2%	$7.43
16221 Arthur St.	Cerritos	1	Warehouse / Distribution	1979	61,372	0.2%	1	100.0%	$457,259	0.1%	$7.45
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.4%	1	100.0%	$1,040,400	0.3%	$9.00
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983, 2020	105,477	0.3%	2	100.0%	$1,021,132	0.3%	$9.68
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.6%	39	100.0%	$1,971,225	0.6%	$11.17
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.2%	1	100.0%	$93,200	—%	$1.72
9607-9623 Imperial Highway	Downey	1	Industrial Outdoor Storage	1974	7,466	—%	1	—%	$600,000	0.2%	$—
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,062	0.6%	4	100.0%	$1,967,830	0.6%	$9.94
9615 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	1975	26,362	0.1%	1	100.0%	$1,124,526	0.4%	$42.66
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	106,995	0.3%	4	100.0%	$1,115,412	0.4%	$10.42
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.2%	5	100.0%	$627,893	0.2%	$10.82
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	0.1%	1	100.0%	$481,091	0.2%	$25.33
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$359,482	0.1%	$14.45
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.3%	1	100.0%	$986,986	0.3%	$9.76
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.3%	23	97.7%	$906,042	0.3%	$10.79
10747 Norwalk Blvd	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.2%	3	100.0%	$517,344	0.2%	$9.82
11600 Los Nietos Road	Santa Fe Springs	1	Light Industrial / Office	1976	103,982	0.3%	1	100.0%	$742,125	0.2%	$7.14
12133 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	1967	12,586	—%	1	100.0%	$204,828	0.1%	$16.27
12211 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	N/A	—	—%	1	—%	$808,322	0.3%	$—
Gateway Pointe	Whittier	4	Warehouse / Distribution	2005 - 2006	989,195	3.1%	4	89.3%	$8,306,973	2.7%	$9.40
Los Angeles - Mid-Counties Total		31			2,391,705	7.6%	96	92.1%	$24,018,413	7.7%	$10.55

Los Angeles - South Bay
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.2%	1	100.0%	$593,240	0.2%	$9.89

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.5%	2	100.0%	$2,169,466	0.7%	$12.58
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.2%	5	100.0%	$910,887	0.3%	$11.65
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.3%	2	100.0%	$1,005,711	0.3%	$10.04
263-321 Gardena Blvd	Carson	2	Industrial Outdoor Storage	1977 - 1982	55,238	0.2%	2	100.0%	$897,776	0.3%	$16.25
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.1%	1	100.0%	$372,000	0.1%	$8.80
1055 Sandhill Avenue	Carson	—	Warehouse / Excess Land	1973	—	—%	—	—%	$—	—%	$—
701-751 Kingshill Place	Carson	6	Light Industrial / Office	1979 / 2020	169,914	0.5%	6	90.2%	$1,571,692	0.5%	$10.26
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.4%	1	100.0%	$1,461,692	0.5%	$10.69
13225 Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$189,907	0.1%	$9.04
11832-11954 La Cienega Blvd	Hawthorne	4	Light Industrial / Office	1999	63,462	0.2%	8	93.4%	$956,819	0.3%	$16.15
2205 126th Street	Hawthorne	1	Light Industrial / Office	1998	63,532	0.2%	4	100.0%	$867,203	0.3%	$13.65
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.2%	2	72.0%	$542,797	0.2%	$16.06
687 Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.5%	1	100.0%	$2,354,460	0.8%	$16.41
4175 Conant Street	Long Beach	1	Warehouse / Distribution	2015	142,593	0.5%	1	100.0%	$2,070,743	0.7%	$14.52
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.1%	1	100.0%	$595,328	0.2%	$13.60
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.3%	2	100.0%	$971,485	0.3%	$10.06
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.2%	15	100.0%	$1,215,889	0.4%	$19.10
15401 Figueroa Street	Los Angeles	1	Warehouse / Light Manufacturing	1964 / 2018	38,584	0.1%	3	100.0%	$462,302	0.1%	$11.98
15601 Avalon Blvd	Los Angeles	2	Warehouse / Excess Land	1984	63,690	0.2%	—	—%	$—	—%	$—
15650-15700 Avalon Blvd	Los Angeles	2	Warehouse / Distribution	1962 - 1978	166,088	0.5%	2	95.0%	$1,893,948	0.6%	$12.00
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.5%	1	100.0%	$1,521,628	0.5%	$9.24
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.1%	9	100.0%	$350,339	0.1%	$11.59
7110 Rosecrans Ave.	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.2%	1	50.0%	$426,805	0.1%	$11.40
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989	1,152,883	3.7%	22	100.0%	$10,288,080	3.3%	$8.92
19402 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	—%	1	100.0%	$258,420	0.1%	$16.74
19100 Susana Road	Rancho Dominguez	1	Industrial Outdoor Storage	1956	52,714	0.2%	1	100.0%	$933,365	0.3%	$17.71
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.2%	1	100.0%	$441,600	0.1%	$7.71
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.3%	1	100.0%	$1,162,440	0.4%	$10.97

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2410-2420 Santa Fe Avenue	Redondo Beach	1	Light Industrial / Office	1977	112,000	0.4%	1	100.0%	$1,446,144	0.5%	$12.91
2601-2641 Manhattan Beach Blvd	Redondo Beach	6	Light Industrial / Office	1978	126,726	0.4%	28	90.9%	$1,797,445	0.6%	$15.61
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.2%	28	100.0%	$763,370	0.2%	$15.42
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.2%	1	100.0%	$457,747	0.1%	$9.18
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	88,786	0.3%	8	76.7%	$819,936	0.3%	$12.04
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.3%	1	100.0%	$765,729	0.2%	$8.37
960-970 Knox Street	Torrance	1	Light Industrial / Office	1976	39,400	0.1%	3	87.3%	$502,225	0.2%	$14.60
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008	267,503	0.9%	13	100.0%	$3,080,081	1.0%	$11.51
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.4%	13	100.0%	$1,709,675	0.5%	$12.79
508 East E Street	Wilmington	1	Warehouse / Excess Land	1988	57,522	0.2%	2	86.6%	$621,072	0.2%	$12.46
Los Angeles - South Bay Total		80			4,438,758	14.1%	195	98.4%	$48,449,446	15.6%	$11.40

Orange County - North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,362	0.4%	20	94.9%	$1,627,210	0.5%	$14.13
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	119,692	0.4%	2	91.4%	$966,248	0.3%	$8.83
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985 / 2020	64,570	0.2%	1	100.0%	$650,866	0.2%	$10.08
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$434,624	0.2%	$12.60
1235 South Lewis Street	Anaheim	1	Industrial Outdoor Storage	1956	62,607	0.2%	1	100.0%	$566,400	0.2%	$9.05
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.4%	3	100.0%	$1,917,101	0.6%	$15.94
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,286	0.5%	16	100.0%	$1,884,013	0.6%	$11.68
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	1.1%	10	100.0%	$3,002,311	1.0%	$8.68
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.4%	2	100.0%	$888,048	0.3%	$7.71
1581 Main Street	Orange	1	Warehouse / Distribution	1994	39,661	0.1%	1	100.0%	$361,708	0.1%	$9.12
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.3%	3	100.0%	$953,980	0.3%	$10.30
22895 Eastpark Drive	Yorba Linda	1	Light Industrial / Office	1986	34,950	0.1%	1	100.0%	$371,739	0.1%	$10.64
Orange County - North Total		25			1,312,475	4.2%	61	98.8%	$13,624,248	4.4%	$10.51

Orange County - West
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.6%	1	100.0%	$1,985,556	0.6%	$9.55
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.4%	3	100.0%	$1,087,308	0.4%	$8.97
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971	276,585	0.9%	5	100.0%	$1,883,674	0.6%	$6.81
12821 Knott Street(6)	Garden Grove	1	Warehouse / Distribution	1971	120,800	0.4%	—	—%	$—	—%	$—
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.4%	1	100.0%	$967,087	0.3%	$8.42
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$337,653	0.1%	$9.56
7612-7642 Woodwind Drive	Huntington Beach	3	Light Industrial / Office	2001	62,377	0.2%	3	100.0%	$716,861	0.2%	$11.49
1700 Saturn Way	Seal Beach	1	Warehouse / Distribution	2006	184,000	0.6%	1	100.0%	$2,208,000	0.7%	$12.00
Orange County - West Total		11			1,123,173	3.6%	15	96.2%	$9,186,139	2.9%	$9.16

Orange County - South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.6%	2	100.0%	$1,464,029	0.5%	$8.09
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	46,178	0.1%	1	100.0%	$502,581	0.2%	$10.88
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.3%	1	100.0%	$1,392,945	0.4%	$13.62

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
25781 Atlantic Ocean Drive	Lake Forest	1	Light Industrial / Office	1996	27,960	0.1%	1	100.0%	$274,973	0.1%	$9.83
Orange County - South Total		4			357,418	1.1%	5	100.0%	$3,634,528	1.2%	$10.17

Orange County - Airport
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.2%	1	100.0%	$738,975	0.2%	$11.76
1601 Alton Pkwy.	Irvine	1	Light Industrial / Office	1974 / 2018	124,784	0.4%	5	100.0%	$1,719,240	0.6%	$13.78
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	122,060	0.4%	1	100.0%	$956,162	0.3%	$7.83
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,210	0.3%	56	90.5%	$1,268,100	0.4%	$13.84
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,570	0.1%	13	100.0%	$526,125	0.2%	$13.64
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.3%	3	100.0%	$1,211,478	0.4%	$12.31
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$430,719	0.1%	$11.46
Orange County - Airport Total		12			585,433	1.8%	80	90.6%	$6,850,799	2.2%	$11.90

San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,208	0.3%	1	100.0%	$520,168	0.2%	$5.04
The Merge(6)	Eastvale	—	Warehouse / Distribution	2020	333,544	1.1%	2	17.6%	$565,104	0.2%	$9.60
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.4%	2	100.0%	$925,141	0.3%	$8.45
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.4%	2	100.0%	$966,225	0.3%	$7.39
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.7%	1	100.0%	$1,233,702	0.4%	$5.80
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.5%	1	100.0%	$846,461	0.3%	$5.81
10156 Live Oak Avenue	Fontana	1	Warehouse / Distribution	2020	236,912	0.8%	—	—%	$—	—%	$—
10694 Tamarind Avenue	Fontana	1	Warehouse / Distribution	2020	99,999	0.3%	1	100.0%	$863,991	0.3%	$8.64
13369 Valley Blvd	Fontana	1	Light Industrial / Office	2005	105,041	0.3%	1	100.0%	$850,832	0.3%	$8.10
15850 Slover Avenue	Fontana	1	Warehouse / Distribution	2020	60,127	0.2%	—	—%	$—	—%	$—
4039 State Street	Montclair	1	Warehouse / Distribution	2020	139,000	0.4%	1	100.0%	$1,134,240	0.4%	$8.16
5160 Richton Street	Montclair	1	Light Industrial / Office	2004	94,976	0.3%	5	100.0%	$1,168,231	0.4%	$12.30
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.3%	1	100.0%	$530,676	0.2%	$4.92
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.4%	28	100.0%	$1,403,631	0.4%	$10.94
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,612	0.4%	19	100.0%	$1,151,904	0.4%	$10.14
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.4%	5	100.0%	$1,154,153	0.4%	$10.32
Safari Business Park(7)	Ontario	16	Warehouse / Distribution	1988-1996	1,141,886	3.6%	82	98.1%	$11,264,182	3.6%	$10.05
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.7%	10	91.6%	$1,916,901	0.6%	$9.58
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.3%	1	100.0%	$797,632	0.2%	$8.03
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.3%	1	100.0%	$742,751	0.2%	$7.77
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.4%	12	100.0%	$1,451,066	0.5%	$10.72
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.4%	5	100.0%	$2,015,506	0.6%	$15.59
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.3%	4	100.0%	$782,673	0.2%	$9.62
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.3%	59	100.0%	$1,343,462	0.4%	$12.49
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.6%	2	100.0%	$1,570,290	0.5%	$7.81
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	0.9%	1	100.0%	$1,311,845	0.4%	$4.61
2520 Baseline Road	Rialto	1	Warehouse / Distribution	2020	156,586	0.5%	1	100.0%	$1,202,580	0.4%	$7.68
San Bernardino - Inland Empire West Total		62			4,884,274	15.5%	248	97.4%	$37,713,347	12.1%	$8.83

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)

San Bernardino - Inland Empire East
6750 Unit B - 6780 Central Ave.	Riverside	2	Warehouse / Light Manufacturing	1978	43,201	0.1%	2	88.5%	$263,578	0.1%	$6.89

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.7%	10	100.0%	$2,048,176	0.7%	$9.52
3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018	461,717	1.5%	13	96.5%	$4,185,789	1.3%	$9.39
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.4%	11	82.2%	$1,393,115	0.4%	$13.42
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.4%	21	98.5%	$1,429,539	0.5%	$10.54
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.3%	19	87.7%	$926,952	0.3%	$12.12
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$279,989	0.1%	$8.40
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.2%	—	—%	$—	—%	$—
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Light Manufacturing	1989	49,641	0.2%	17	100.0%	$533,789	0.2%	$10.75
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.4%	24	95.1%	$1,251,639	0.4%	$9.96
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.4%	16	98.6%	$1,295,403	0.4%	$10.47
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.4%	1	100.0%	$901,000	0.3%	$6.62
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,530	0.3%	18	100.0%	$1,367,461	0.4%	$13.34
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.4%	2	100.0%	$1,147,120	0.4%	$8.27
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.2%	1	100.0%	$626,348	0.2%	$11.12
851 Lawrence Drive(6)	Thousand Oaks	1	Warehouse / Excess Land	1968	—	—%	—	—%	$—	—%	$—
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.	Thousand Oaks	9	Warehouse / Distribution	2018 / 2020	531,378	1.7%	10	100.0%	$5,457,170	1.8%	$10.27
Ventura County Total		38			2,403,672	7.6%	164	94.6%	$22,843,490	7.4%	$10.04

San Diego - North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.5%	3	100.0%	$1,696,785	0.6%	$11.20
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	90,091	0.3%	10	83.3%	$1,303,499	0.4%	$17.37
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.3%	6	100.0%	$906,672	0.3%	$11.27
5803 Newton Dr.	Carlsbad	1	Light Manufacturing / Flex	1997-1999 / 2009	71,602	0.2%	4	100.0%	$883,224	0.3%	$12.34
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,572	0.4%	4	100.0%	$1,372,241	0.4%	$11.98
2270 Camino Vida Roble	Carlsbad	1	Light Industrial / Office	1981	106,311	0.3%	13	66.7%	$969,891	0.3%	$13.68
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	73,747	0.2%	3	100.0%	$690,698	0.2%	$9.37
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	1991	143,274	0.4%	5	100.0%	$1,326,978	0.4%	$9.26
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	1.0%	1	100.0%	$4,206,783	1.4%	$13.48
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.3%	2	100.0%	$937,122	0.3%	$9.66
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.2%	1	100.0%	$504,329	0.2%	$10.32
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,330	0.4%	8	100.0%	$1,144,628	0.4%	$9.92
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.2%	7	92.8%	$718,551	0.2%	$11.23
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.1%	1	100.0%	$406,080	0.1%	$9.55
San Diego - North County Total		29			1,516,110	4.8%	68	91.8%	$17,067,481	5.5%	$11.68

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
San Diego - Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.4%	15	100.0%	$1,457,580	0.5%	$13.03
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,530	0.4%	38	100.0%	$1,941,970	0.6%	$17.26
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,787	0.6%	47	91.3%	$2,929,841	0.9%	$17.08
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.3%	3	100.0%	$1,009,636	0.3%	$11.66
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.1%	1	100.0%	$541,380	0.2%	$11.56
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	99,403	0.3%	2	100.0%	$1,162,025	0.4%	$11.69
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974	47,666	0.1%	2	100.0%	$514,759	0.2%	$10.80
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	60,819	0.2%	2	100.0%	$654,211	0.2%	$10.76
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,763	0.3%	43	87.5%	$1,439,371	0.5%	$16.83
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.2%	4	100.0%	$715,764	0.2%	$12.05
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.4%	1	100.0%	$1,252,810	0.4%	$11.19
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.3%	1	100.0%	$891,144	0.3%	$10.67
10015 Waples Court	San Diego	1	Warehouse / Distribution	1988 / 2020	106,412	0.3%	1	100.0%	$1,468,486	0.5%	$13.80
8985 Crestmar Point	San Diego	1	Warehouse / Light Manufacturing	1988	56,550	0.2%	2	86.7%	$465,868	0.1%	$9.50
5725 Eastgate Drive	San Diego	1	Industrial Outdoor Storage	1995	27,267	0.1%	1	100.0%	$556,200	0.2%	$20.40
8745-8775 Production Avenue	San Diego	2	Light Industrial / Office	1974	46,820	0.1%	3	46.6%	$292,488	0.1%	$13.40
San Diego - Central Total		47			1,343,206	4.3%	166	90.4%	$17,293,533	5.6%	$13.49

Consolidated Portfolio - Total / Weighted Average	248 Properties	497			31,501,111	100.0%	1,533	95.2%	$310,353,292	100.0%	$10.35

(1)Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.
(2)Calculated as rentable square feet for such property divided by rentable square feet for the total consolidated portfolio as of December 31, 2020.
(3)Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2020, multiplied by 12. Excludes tenant reimbursements.
(4)Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2020.
(5)Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2020.
(6)This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2020.
(7)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2020.

Property Type	Number of Properties	Occupancy(1)	Building Square Feet	Percentage of Total Building Rentable Square Feet	Land Square Feet	Coverage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Building Square Foot(5)
Warehouse / Distribution	121	95.0%	21,067,035	66.9%	45,668,672	46.1%	$192,197	61.9%	$9.61
Warehouse / Light Manufacturing	66	96.3%	5,729,390	18.2%	13,570,574	42.2%	59,540	19.2%	$10.80
Light Industrial / Office(6)	26	96.1%	2,598,521	8.2%	6,063,760	42.9%	29,161	9.4%	$11.68
Warehouse / Excess Land	15	91.5%	837,001	2.6%	4,285,111	19.5%	9,501	3.0%	$12.41
Light Manufacturing / Flex	7	93.7%	592,776	1.9%	1,620,919	36.6%	8,575	2.8%	$15.44
Industrial Outdoor Storage	9	97.3%	278,181	0.9%	1,674,496	16.6%	5,857	1.9%	$21.63	(7)
Cold Storage / Distribution	4	95.3%	398,207	1.3%	798,855	49.8%	5,523	1.8%	$14.55
Total / Weighted Average	248	95.2%	31,501,111	100.0%	73,682,387	42.8%	$310,353	100.0%	$10.35

(1)Calculated as the average occupancy at such properties as of December 31, 2020, based on building square feet.
(2)Calculated as building square feet divided by land square feet.
(3)Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2020, multiplied by 12, and then aggregated by property type.  Excludes tenant reimbursements. Amounts in thousands.
(4)Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2020.
(5)Calculated for each property type as annualized base rent for such property type divided by occupied square feet for such property type as of December 31, 2020.
(6)Includes 901 West Alameda Avenue with 44,924 rentable square feet that is classified as Creative Office.
(7)Includes annualized base rent related to land leases.

Uncommenced Leases
Uncommenced leases as of December 31, 2020, reflect signed new and renewal leases that had not yet commenced as of December 31, 2020.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2020.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	595,149	4,563	97.2%	$181,876	$1,653	$183,529	$10.53
Orange County	89,750	7,374	95.9%	33,296	349	33,645	$10.39
San Bernardino County	80,999	255,236	92.7%	37,977	2,299	40,276	$8.82
San Diego County	143,044	8,132	96.2%	34,361	266	34,627	$12.59
Ventura County	96,312	41,076	96.3%	22,843	461	23,304	$10.07
Total/Weighted Average	1,005,254	316,381	96.2%	$310,353	$5,028	$315,381	$10.41

(1)Represents the square footage of renewal leases that had been signed but had not yet commenced as of December 31, 2020.
(2)Represents the square footage of new leases that had been signed but had not yet commenced as of December 31, 2020.
(3)Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2020, divided by total rentable square feet.
(4)Represents annualized base rent for leases that had commenced as of December 31, 2020, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2020, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(5)Annualized base rent from uncommenced leases includes: (i) $2.9 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $2.1 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2020, multiplied by 12.). Amounts in thousands.
(6)Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.
(7)Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2020.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2020.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	14	98.9%	2,476,559	7.9%	$23,153	7.5%	$9.45
Greater San Fernando Valley	48	96.9%	5,168,915	16.4%	56,437	18.2%	$11.27
Mid-Counties	20	95.2%	2,391,705	7.6%	24,018	7.7%	$10.55
San Gabriel Valley	22	99.7%	3,456,212	11.0%	29,818	9.6%	$8.65
South Bay	39	95.8%	4,438,758	14.1%	48,450	15.6%	$11.40
Subtotal / Weighted Average	143	97.2%	17,932,149	57.0%	$181,876	58.6%	$10.43
Orange County
North Orange County	12	98.7%	1,312,475	4.2%	$13,624	4.4%	$10.52
OC Airport	7	98.4%	585,433	1.8%	6,851	2.2%	$11.90
South Orange County	4	100.0%	357,418	1.1%	3,635	1.2%	$10.17
West Orange County	8	89.2%	1,123,173	3.6%	9,186	2.9%	$9.16
Subtotal / Weighted Average	31	95.7%	3,378,499	10.7%	$33,296	10.7%	$10.31
San Bernardino County
Inland Empire East	1	88.5%	43,201	0.1%	$264	0.1%	$6.90
Inland Empire West	27	87.5%	4,884,274	15.5%	37,713	12.1%	$8.83
Subtotal / Weighted Average	28	87.5%	4,927,475	15.6%	$37,977	12.2%	$8.81
Ventura County
Ventura	16	94.6%	2,403,672	7.6%	$22,843	7.4%	$10.04
Subtotal / Weighted Average	16	94.6%	2,403,672	7.6%	$22,843	7.4%	$10.04
San Diego County
Central San Diego	16	95.5%	1,343,206	4.3%	$17,294	5.6%	$13.49
North County San Diego	14	96.3%	1,516,110	4.8%	17,067	5.5%	$11.68
Subtotal / Weighted Average	30	95.9%	2,859,316	9.1%	$34,361	11.1%	$12.53
Consolidated Portfolio - Total / Weighted Average	248	95.2%	31,501,111	100.0%	$310,353	100.0%	$10.35

(1)Calculated as the average occupancy at such properties as of December 31, 2020.
(2)Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2020, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2020.
(4)Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2020.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2020.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Wholesale Trade	361	8,393,549	28.0%	$78,835	25.4%	$9.39
Transportation and Warehousing	312	7,220,923	24.1%	76,606	24.7%	$10.61
Light Manufacturing	227	6,106,144	20.4%	58,721	18.9%	$9.62
Retail Trade	124	2,179,715	7.3%	21,625	7.0%	$9.92
Professional, Scientific, and Technical Services	110	1,431,424	4.8%	17,421	5.6%	$12.17
Arts, Entertainment, and Recreation	33	977,416	3.2%	10,157	3.3%	$10.39
Construction	107	719,769	2.4%	8,666	2.8%	$12.04
Other Services (except Public Administration)	44	482,583	1.6%	6,218	2.0%	$12.88
Real Estate and Rental and Leasing	28	510,192	1.7%	5,862	1.9%	$11.49
Health Care and Social Assistance	21	549,177	1.8%	5,675	1.8%	$10.33
Information	43	298,271	1.0%	4,874	1.6%	$16.34
Public Administration	12	308,018	1.0%	4,624	1.5%	$15.01
Administrative and Support and Waste Management and Remediation Services	51	321,993	1.1%	4,114	1.3%	$12.78
Educational Services	14	263,519	0.9%	3,474	1.1%	$13.18
Miscellaneous	46	227,766	0.7%	3,481	1.1%	$15.28
Total / Weighted Average	1,533	29,990,459	100.0%	$310,353	100.0%	$10.35
(1)A single lease may cover space in more than one building.
(2)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2020, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2020.
(4)Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2020.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2020, our consolidated properties were 96.2% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.7% of our total annualized in-place base rent. Our average lease size is approximately 20,000 square feet, and approximately 43% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined accounted for 11.4% of our annualized base rent as of December 31, 2020. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2020.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Federal Express Corporation	Multiple Submarkets(4)	527,861	1.7%	$8,379	2.7%	$15.87	11/30/2032(4)
Unified Natural Foods, Inc.	Central LA	695,120	2.3%	5,397	1.7%	$7.76	5/8/2038
Michael Kors (USA), Inc.	LA - Mid-Counties	565,619	1.9%	5,056	1.6%	$8.94	11/30/2026
Cosmetic Laboratories of America, LLC	LA - Greater San Fernando Valley	319,348	1.1%	2,759	0.9%	$8.64	6/30/2027
Global Mail. Inc.	LA - Mid-Counties	240,959	0.8%	2,573	0.8%	$10.68	6/30/2030
Omega/Cinema Props, Inc.	Central LA	246,588	0.8%	2,472	0.8%	$10.02	12/31/2029
32 Cold, LLC	Central LA	149,157	0.5%	2,386	0.8%	$16.00	3/31/2026(5)
Dendreon Pharmaceuticals, LLC	West Orange County	184,000	0.6%	2,208	0.7%	$12.00	2/28/2030
Command Logistic Services	LA - South Bay	228,903	0.8%	2,198	0.7%	$9.60	9/30/2025
Universal Technical Institute of Southern California, LLC	LA - South Bay	142,593	0.5%	2,071	0.7%	$14.52	8/31/2030
Top 10 Tenants		3,300,148	11.0%	$35,499	11.4%	$10.76
All Other Tenants		26,690,311	89.0%	274,854	88.6%	$10.30
Total Consolidated Portfolio		29,990,459	100.0%	$310,353	100.0%	$10.35

(1)Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2020, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2020.
(3)Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2020.
(4)Includes (i) one land lease in North Orange County expiring January 31, 2021, (ii) 30,160 rentable square feet in Ventura expiring September 30, 2027, (iii) one land lease in LA - Mid-Counties expiring June 30, 2029, (iv) 42,270 rentable square feet in LA - South Bay expiring October 31, 2030, (iii) 311,995 rentable square feet in SD - North County expiring February 28, 2031, and (iv) 143,436 rentable square feet in LA - South Bay expiring November 30, 2032.
(5)Includes (i) 78,280 rentable square feet expiring September 30, 2025, and (ii) 70,877 rentable square feet expiring March 31, 2026.
Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2020, there were 423 triple net leases in our consolidated portfolio, representing approximately 64.7% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2020, there were 887 modified gross leases in our consolidated portfolio, representing approximately 27.7% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2020, there were 223 gross leases in our consolidated portfolio, representing approximately 7.6% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2020:

Square Feet	Number of Leases	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
<4,999	718	1,532,223	5.1%	$25,185	8.1%	$16.44
5,000 - 9,999	228	1,626,502	5.4%	21,553	6.9%	$13.25
10,000 - 24,999	302	4,850,556	16.2%	59,122	19.1%	$12.19
25,000 - 49,999	136	4,889,363	16.3%	53,522	17.3%	$10.95
>50,000	149	17,091,815	57.0%	150,971	48.6%	$8.83
Total / Weighted Average	1,533	29,990,459	100.0%	$310,353	100.0%	$10.35
(1)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2020, multiplied by 12, and then aggregated by square feet. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2020.
(3)Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2020.

Lease Expirations
As of December 31, 2020, our weighted average in-place remaining lease term was approximately 4.0 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2020, plus available space, for each of the 10 full calendar years commencing December 31, 2020 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,389,852	4.4%	$—	—%	$—
Current Repositioning(6)	—	120,800	0.4%	—	—%	$—
MTM Tenants(7)	74	84,753	0.3%	1,688	0.6%	$19.92
2020	14	272,385	0.9%	3,269	1.1%	$12.00
2021	345	4,822,327	15.3%	48,122	15.5%	$9.98
2022	397	4,571,145	14.5%	50,405	16.2%	$11.03
2023	322	4,367,683	13.9%	49,192	15.9%	$11.26
2024	162	4,533,426	14.4%	44,820	14.4%	$9.89
2025	110	3,591,172	11.4%	35,782	11.5%	$9.96
2026	47	3,028,682	9.6%	27,821	9.0%	$9.19
2027	13	785,900	2.5%	7,752	2.5%	$9.86
2028	10	549,998	1.7%	5,039	1.6%	$9.16
2029	9	550,549	1.7%	6,894	2.2%	$12.52
Thereafter	30	2,832,439	9.0%	29,569	9.5%	$10.44
Total Consolidated Portfolio	1,533	31,501,111	100.0%	$310,353	100.0%	$10.35

(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2020, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2020.
(4)Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2020.
(5)Represents vacant space (not under repositioning) as of December 31, 2020. Includes leases aggregating 316,381 rentable square feet that had been signed but had not yet commenced as of December 31, 2020. Adjusting for such leases, we had 1,073,471 of available vacant space representing 3.4% of our total owned square feet as of December 31, 2020.
(6)Represents space at properties that were classified as current repositioning as of December 31, 2020. Excludes redevelopment properties, stabilized properties and properties in lease-up. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” of this Annual Report on Form 10-K for additional details related to these properties.
(7)Represents tenants under month-to-month (“MTM”) leases or having holdover tenancy. Includes 56 MTM leases totaling 58,490 rentable square feet at our property located at 14723-14825 Oxnard Street, where due to the number and the small size of spaces, we typically only enter into MTM leases.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2020			2019			2018
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases - First Generation(3)(4)	$889	851,851	$1.04	$1,277	602,632	$2.12	$730	406,400	$1.80
New Leases - Second Generation(3)(5)	686	284,387	$2.41	79	32,801	$2.41	844	450,229	$1.87
Renewal Leases	118	450,871	$0.26	206	322,196	$0.64	309	439,921	$0.70
Total Tenant Improvements	$1,693	1,587,109	$1.07	$1,562	957,629	$1.63	$1,883	1,296,550	$1.45
Leasing Commissions
New Leases - First Generation(3)(4)	$3,562	1,223,553	$2.91	$4,457	1,530,566	$2.91	$1,976	662,197	$2.98
New Leases - Second Generation(3)(5)	3,838	1,682,072	$2.28	2,752	1,011,975	$2.72	1,964	765,414	$2.57
Renewal Leases	3,069	2,500,831	$1.23	2,498	1,890,974	$1.32	879	1,032,207	$0.85
Total Leasing Commissions	$10,469	5,406,456	$1.94	$9,707	4,433,515	$2.19	$4,819	2,459,818	$1.96
Total Tenant Improvements & Leasing Commissions	$12,162			$11,269			$6,702

(1)Cost is reported in thousands. Costs of tenant improvements include contractual tenant allowances.
(2)Per square foot (“PSF”) amounts calculated by dividing the aggregate tenant improvement and/or leasing commission cost by the aggregate square footage of the leases in which we incurred such costs, excluding new/renewal leases in which there were no tenant improvements and/or leasing commissions.
(3)New leases represent all leases other than renewal leases.
(4)Tenant improvements and leasing commissions related to our initial leasing of vacant space in acquired properties or leasing of a space that has been vacant for more than 12 months, are considered first generation costs.
(5)Tenant improvements and leasing commissions related to leasing of a space that has been previously occupied by a tenant during the prior 12 months, are considered second generation costs.

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2020			2019			2018
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$66,588	20,463,668	$3.25	$34,124	18,085,732	$1.89	$45,452	14,142,110	$3.21
Recurring Capital Expenditures(5)	6,949	27,929,513	$0.25	6,808	23,667,355	$0.29	5,621	19,842,157	$0.28
Total Capital Expenditures	$73,537			$40,932			$51,073

(1)Cost is reported in thousands.
(2)For non-recurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio for the period.
(3)PSF amounts calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (1) and (2) above.
(4)Non-recurring capital expenditures are expenditures made in respect of a property for repositioning, redevelopment, or other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, roof or parking lot replacements or capital expenditures for deferred maintenance existing at the time such property was acquired.

(5)Recurring capital expenditures are expenditures made in respect of a property for maintenance of such property and replacement of items due to ordinary wear and tear including, but not limited to, expenditures made for maintenance of parking lot, roofing materials, mechanical systems, HVAC systems and other structural systems.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 16, 2021, there were 173 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020(1)	58	$47.23	N/A	N/A
November 1, 2020 to November 30, 2020(1)	313	$46.46	N/A	N/A
December 1, 2020 to December 31, 2020(1)	141	$48.26	N/A	N/A
	512	$47.04	N/A	N/A
(1)In October 2020, November 2020 and December 2020, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2015 through December 31, 2020, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2015, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

Total Return Performance
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Rexford Industrial Realty, Inc.
S&P 500 Index
MSCI U.S. REIT Index
SNL U.S. REIT Industrial Index

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Rexford Industrial Realty, Inc.	$100.00	$145.44	$186.91	$192.93	$304.42	$333.79
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
MSCI U.S. REIT Index	$100.00	$108.60	$114.11	$108.89	$137.03	$126.65
SNL U.S. REIT Industrial Index	$100.00	$125.93	$152.13	$147.95	$221.05	$251.72

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands except for share and per share data)
Statement of Operations Data:
Total revenues from continuing operations	$330,135	$267,213	$212,494	$161,355	$126,192
Net income	$80,895	$64,001	$47,075	$41,700	$25,876
Per Share Data:
Weighted average common shares outstanding - basic	120,873,624	106,407,283	86,824,235	71,198,862	62,723,021
Weighted average common shares outstanding - diluted	121,178,310	106,799,048	87,335,749	71,598,654	62,965,554
Net income available to common stockholders - basic	$0.51	$0.47	$0.42	$0.48	$0.36
Net income available to common stockholders - diluted	$0.51	$0.47	$0.41	$0.48	$0.36
Dividends declared per common share	$0.86	$0.74	$0.64	$0.58	$0.54
Balance Sheet Data (End of Period):
Total real estate held for investment, before accumulated depreciation	$4,947,955	$3,698,390	$2,716,083	$2,161,965	$1,552,129
Total real estate held for investment, after accumulated depreciation	$4,572,532	$3,401,613	$2,487,341	$1,988,424	$1,416,989
Total assets	$4,951,174	$3,638,622	$2,787,685	$2,111,373	$1,515,008
Notes payable	$1,216,160	$857,842	$757,371	$668,941	$500,184
Total liabilities	$1,420,582	$1,016,173	$879,262	$746,119	$552,868
Preferred stock	$242,327	$242,327	$159,094	$159,713	$86,651
Total equity	$3,530,592	$2,622,449	$1,908,423	$1,365,254	$962,140
Other Data:
Funds from operations(1)	$182,547	$146,595	$109,895	$76,968	$58,584
Cash flow provided by operating activities	$182,994	$139,514	$102,775	$76,650	$56,432
Cash flow used in investing activities	$(987,523)	$(972,742)	$(507,213)	$(606,900)	$(361,214)
Cash flow provided by financing activities	$903,195	$731,484	$578,169	$521,595	$315,106
Total number of in-service properties	248	213	176	151	136
(1)See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Supplemental Measure: Funds From Operations,” in this Annual Report on Form 10-K for a reconciliation to net income and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

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
As of December 31, 2020, our consolidated portfolio consisted of 248 properties with approximately 31.5 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt secured by industrial property in high barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add renovations and redevelopment of new industrial buildings. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.

Highlights
Acquisitions
•During 2020, we acquired 38 properties, with a combined 5.0 million rentable square feet, for an aggregate cost of $1.2 billion.
Repositioning & Redevelopment
•During 2020, we completed repositioning and lease-up of eight of our repositioning properties located at 2455 Conejo Spectrum Street, 635 8th Street, 16121 Carmenita Road, 10015 Waples Court, 1210 North Red Gum Street, 7110 Rosecrans Avenue, 29003 Avenue Sherman and 727 Kingshill Place with a combined 0.6 million rentable square feet.
•In October 2020, we completed the construction of the redevelopment project branded as “The Merge,” which contains six industrial buildings with a total of 333,544 rentable square feet. As of December 31, 2020, the project was 18% leased.
Dispositions
•During 2020, we sold four properties with a combined 0.3 million rentable square feet, for a total gross sales price of $45.5 million and total net cash proceeds of $43.6 million.
Equity
•During 2020, we issued 17,253,161 shares of common stock as follows:
◦We sold 3,165,661 shares of common stock under our various at-the-market equity offering programs, for gross proceeds of $126.5 million, or approximately $39.96 per share, and net proceeds of $124.7 million after deducting the sales agents’ fee.
◦During the second quarter we completed an underwritten public offering of 7,187,500 shares of our common stock at a price to the underwriters of $39.67 per share, for net proceeds of approximately $285.0 million after deducting offering costs.
◦During the fourth quarter we completed an underwritten public offering of 6,900,000 shares of our common stock at a price to the underwriters of $47.15 per share, for net proceeds of approximately $325.0 million after deducting offering costs.
•During 2020, our acquisition activity included three UPREIT transactions, whereby we issued a combined 3,798,356 common units of limited partnership interests in the Operating Partnership representing $179.3 million of purchase price value and 906,374 newly issued 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”) valued at $40.8 million.

Financing
•In February 2020, we amended our senior unsecured credit facility to, among other changes, increase the aggregate commitment for our unsecured revolving credit facility to $500 million from $350 million and extend the maturity date of the unsecured revolving credit facility to February 2024 from February 2021.
•In November 2020, we completed an underwritten public offering of $400.0 million of 2.125% senior notes due 2030. The notes were issued to the public at 99.211% of the principal amount. The net proceeds from the offering, after deducting the underwriting discount, were approximately $394.2 million and were partially used to repay our $100.0 million term loan due February 14, 2022.
•During 2020, we assumed total debt of $63.2 million as part of the consideration for the acquisition of 11 properties during 2020. The $63.2 million is comprised of 11 secured fixed-rate mortgage loans with interest rates ranging from 3.70% to 5.24% and with maturities ranging from 3.0 years to 8.3 years from the date assumed.
•In October 2020, we received investment grade ratings of Baa3 from Moody’s Investors Services (“Moody’s) and BBB from Standard and Poor’s Ratings Services (“S&P”), complementing our current BBB rating received from Fitch Ratings (“Fitch”). As a result of obtaining these ratings, we elected to convert the pricing structure under our unsecured revolving credit facility and unsecured term loan facilities to be based on such ratings, resulting in an overall reduction in our interest rate spreads.
Factors That May Influence Future Results of Operations

COVID-19 Update
The outbreak of COVID-19and the related responses by public health and governmental authorities to contain its outbreak and spread has significantly impacted the global and national economies, our industry and the industries in which our tenants operate.
In Southern California, where all of our industrial properties are located, local government authorities reacted to the COVID-19 pandemic early on by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. Since the onset of the pandemic, state and local government restrictions have gone through a cycle of easing and tightening in response to resurgences in COVID-19 cases, causing some businesses to close and resume operations in tandem with changes in restrictions. The State of California is currently under a risk-based four-tier system which is used to determine on a county-by-county basis which types of businesses are allowed to reopen or required to restrict activities. We cannot predict when restrictions currently in place will expire or if additional restrictions will be added. Most municipalities in Southern California, including many municipalities in which we own properties, have mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. Only a small number of municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), and in many of the local municipalities in which we operate, the eviction restrictions and rent deferment rights are set to expire by March 31, 2021, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent, and we are currently unable to predict the ultimate impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
    While we are currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread, as well as the California emergency orders authorizing tenant deferral of rent, will have on our business and our tenants during 2021, as of February 16, 2021 we have taken the following steps and seen the following impact on our portfolio (using tenant counts and in-place annualized base rent (defined below) as of December 31, 2020):
•We had 1,533 leases representing in-place annualized base rent (“ABR”) of $310.4 million. ABR is defined/calculated as the monthly contractual base rent per the leases, excluding any rent abatements, as of December 31, 2020, multiplied by 12.
•During 2020, we executed rent relief agreements (which comprise application of security deposits, acceleration of concessions and deferral of base rent) with 270 tenants, including 120 tenants that received deferred base rent of $4.6 million or 1.5% of ABR. See the table below for a summary of rent relief provided to tenants applicable to the second, third and fourth quarters of 2020 and January 2021.
•We have executed rent relief agreements with two of our top ten tenants as of December 31, 2020, including one that received a deferral of contractual base rent for approximately three months. As of December 31, 2020, all of our top ten tenants were current on their rent payments.
•We cannot be certain of the number of tenants not paying or deferring rent out of need versus those merely taking advantage of their local California government-mandated right to unilaterally defer rent without an agreement.
•We may in the future amend or enter into additional rent relief agreements.

    The following table sets forth the following information regarding contractual rent for the second, third and fourth quarters of 2020 and January 2021 (dollars in thousands): (i) amount billed, (ii) percentage collected (as of February 16, 2021) prior to the impact of consummated rent relief agreements, (iii) the amount of rent relief provided to tenants by the (a) application of security deposits to contractual base rent, (b) acceleration of future existing contractual rent concessions to cover contractual base rent and (c) deferral of contractual base rent and (iv) percentage collected (as of February 16, 2021) after adjusting for rent relief provided by rent relief agreements.

			Rent Relief
Period	Contractual Billings(1)	% of Contractual Billings Collected(2)(3)	Security Deposits	Acceleration of Concessions	Deferral of Base Rent(4)		Total	% of Contractual Billings Collected after Relief(3)(5)
April 2020	$26,165	87.0%	$2,357	$337	$589		$3,283	99.5%
May 2020	25,665	85.1%	1,389	369	1,825		3,583	98.9%
June 2020	25,231	91.9%	460	119	1,221		1,800	99.0%
Total Q2-2020	$77,061	88.0%	$4,206	$825	$3,635	(6)	$8,666	99.1%

July 2020	$25,626	96.9%	$228	$—	$309		$537	99.0%
August 2020	26,250	97.4%	31	—	222		253	98.3%
September 2020	26,469	97.6%	113	—	155		268	98.6%
Total Q3-2020(7)	$78,345	97.3%	$372	$—	$686		$1,058	98.6%

October 2020	$28,103	97.9%	$—	$—	$62		$62	98.1%
November 2020	28,846	97.6%	—	—	113		113	98.0%
December 2020	29,675	97.7%	—	—	75		75	98.0%
Total Q4-2020(7)	$86,624	97.8%	$—	$—	$250		$250	98.0%

January 2021(7)	$31,836	96.3%	$—	$—	$62		$62	96.5%
(1)Contractual Billings include contractual base rent and tenant reimbursements (including prior year recoverable expense reconciliation adjustments) charged to in-place tenants before the impact of consummated COVID-19 related rent relief agreements, as well as COVID-19 deferral billings (see footnote (7) below for details).
(2)Represents the cash collection percentage of Contractual Billings.
(3)Reflects collections through February 16, 2021, for all periods presented.
(4)The typical deferral period has been approximately one to two months with repayment generally beginning in the third or fourth quarter of 2020.
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
(7)The following table provides a breakdown of third and fourth quarter 2020 and January 2021 Contractual Billings between regular billings and COVID-19 deferral billings and percentage collected through February 16, 2021 (dollars in thousands):

	Q3-2020		Q4-2020		January 2021
	Contractual Billings	% of Contractual Billings Collected	Contractual Billings	% of Contractual Billings Collected	Contractual Billings	% of Contractual Billings Collected
Regular Billings	$78,185	97.3%	$83,272	97.8%	$31,736	96.3%
Covid-19 Deferral Billings	160	100.0%	3,352	96.2%	100	96.9%
Total	$78,345		$86,624		$31,836

While the volume of rent relief requests and rent relief agreements executed has significantly decreased and tapered off from its peak in April 2020, for any rent relief requests we might receive in the future, we will continue to perform an evaluation of each tenant’s individual circumstances prior to executing such rent relief agreements. Not all tenant rent relief requests will ultimately result in rent relief agreements, nor are we forgoing our contractual rights under any of our lease agreements. Rent collections and rent relief requests received to-date may not be indicative of collections or requests in any future period.
    The long-term impacts of the ongoing COVID-19 pandemic and efforts to contain its spread, as well as the actions of many California municipalities enabling tenants impacted by COVID-19 to unilaterally defer their rent, on our operations is uncertain. A continuing outbreak could have a material adverse impact on our financial results and business operations, including our timing and ability to collect rents, including rents that have been deferred pursuant to consummated rent relief agreements. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our ongoing response in collaboration with tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
    The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals, even amidst the ongoing COVID-19 pandemic. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and development costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity over the last several years, inclusive of 2020, an expanding regional economy, substantial growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. Although we continue to observe a number of positive trends within our target infill markets, the COVID-19 pandemic, the ongoing government-led cycle of easing and tightening business restrictions and the actions taken by many California municipalities enabling some tenants impacted by COVID-19 to unilaterally defer their rent are unprecedented events and the long-term impact on the global economy and our infill Southern California markets cannot be determined at present.
Despite the above-mentioned challenges, tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through 2020 is demonstrated through the Company’s favorable leasing spreads and leasing volume, which continue at pre-COVID-19 levels, as well as achieving rental rates and related terms from new and renewing tenants that continue to generally meet and exceed budgeted targets set during pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food and logistics, among other sectors. We have also observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. Our portfolio, positioned within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand. We believe our portfolio’s leasing performance throughout 2020 has generally outpaced that of the infill markets within which we operate, although, as discussed in more details below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners. However, there can be no assurance that tenant demand may continue at strong levels to the extent impacts from the COVID-19 pandemic referenced above persist into future periods.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased year-over-year, while still remaining at low levels, and average asking lease rates decreased slightly year-over-year. Current market conditions indicate rents are likely to increase in 2021, as demand has been consistently strong, occupancy still remains at near capacity levels and new redevelopment is limited by a lack of land availability and an increase in land and development costs.
In Orange County, vacancy increased year-over-year, while still remaining at low levels, and average asking lease rates increased year-over-year as a result of increased demand related to the accelerated adoption of ecommerce. Current market conditions indicate rents are likely to continue to increase in 2021, as demand has been steady and there remains a continued low availability of industrial product in this region.
In San Diego, vacancy decreased slightly year-over-year and average asking lease rates decreased year-over-year.
    In Ventura County, vacancy decreased year-over-year and average asking lease rates increased year-over year.
    Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased year-over-year and remained at historically low levels, and asking lease rates increased year-over-year. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
Acquisitions and Value-Add Repositioning and Redevelopment of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million single property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
A key component of our growth strategy is to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add value through functional or physical repositioning and improvements.  Through various repositioning, redevelopment, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy rates that meet or exceed market rates.
A repositioning can consist of a range of improvements to a property. This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property site, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements, in each case designed to improve the cash flow and value of the property. We have a number of significant repositioning properties, which are presented in the tables below, as well as range of smaller spaces in repositioning that due to their smaller size, relative scope, projected repositioning costs or relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial.
A repositioning property that is considered significant, is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements, the cost to complete repositioning work and lease-up is estimated to be greater than $1 million and the repositioning and lease-up time frame is estimated to be greater than six months. A repositioning is considered complete once the investment is fully or nearly fully deployed and the property is marketable for leasing. Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
A redevelopment property is defined as a property where we plan to fully or partially demolish an existing building(s) due to building obsolescence and/or a property with excess land where we plan to construct a ground-up building.
As of December 31, 2020, three of our properties were under current repositioning or redevelopment and one of our properties was in the lease-up stage. In addition, we anticipate beginning repositioning/redevelopment construction work on 14 additional properties during 2021. A summary of these repositioning/redevelopment properties are set forth in the tables below, as well the properties that were stabilized during 2020 and 2019, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread, including impacts to our employees, may cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our repositioning and development projects. Additionally, most municipalities are taking longer to issue construction permits and complete inspections as their employees are permitting remotely and inspections occasionally experience delays, which has had and may continue to have an impact on project completion timing. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors.”

					Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)		Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 12/31/20
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	166,132		166,132	1Q-2019	3Q-2021	0%

Future Repositioning:
12133 Greenstone Avenue (Mid-Counties)(4)	LA	12,586	(4)	12,586	1Q-2021	4Q-2021	100%
11529-11547 Tuxford Street. (San Fernando Valley)	LA	29,730		29,730	1Q-2021	3Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(5)	LA	488,114		385,537	1Q-2021	3Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372		61,372	1Q-2021	2Q-2021	100%
14421-14441 Bonelli Street (San Gabriel Valley)	LA	148,740		148,740	2Q-2021	4Q-2021	100%
11600 Los Nietos Road (Mid-Counties)	LA	103,982		103,982	2Q-2021	1Q-2022	100%
15650-15700 Avalon Boulevard (South Bay)(6)	LA	98,259		98,259	2Q-2021	3Q-2021	95%
3441 MacArthur Boulevard (OC Airport)	OC	122,060		122,060	4Q-2021	2Q-2022	100%
Total Future Repositioning		1,064,843		962,266

Lease-up:
The Merge (Inland Empire West)	SB	333,544		333,544	2Q-2019	4Q-2020	18%

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(7)	Start	Completion	Total Property Leased % at 12/31/20
Current Redevelopment:
Avenue Paine (San Fernando Valley)	LA	111,024	3Q-2019	4Q-2021	—%
851 Lawrence Drive (Ventura)	VC	90,856	2Q-2018	1Q-2021	—%
Total Current Redevelopment		201,880

Future Redevelopment:
4416 Azusa Canyon Road (San Gabriel Valley)(8)	LA	128,350	1Q-2021	3Q-2022	100%
9615 Norwalk Boulevard (Mid-Counties)(9)	LA	201,808	2Q-2021	1Q-2023	100%
415 Motor Avenue (San Gabriel Valley)	LA	96,950	2Q-2021	2Q-2022	—%
15601 Avalon Boulevard (South Bay)(10)	LA	84,727	3Q-2021	3Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	126,013	4Q-2021	1Q-2023	—%
12752-12822 Monarch Street (West OC)(11)	OC	275,838	4Q-2021	3Q-2022	100%
Total Future Redevelopment		913,686

Stabilized:(12)	Market	Stabilized Rentable Square Feet	Stabilized Period	Total Property Leased % at 12/31/20
2455 Conejo Spectrum Street (Ventura)	VC	98,218	1Q-2020	100%
635 8th Street (San Fernando Valley)	LA	72,250	1Q-2020	100%
16121 Carmenita Road (Mid-Counties)	LA	105,477	3Q-2020	100%
10015 Waples Court (Central SD)	SD	106,412	3Q-2020	100%
1210 North Red Gum Street (North OC)	OC	64,570	3Q-2020	100%
7110 E. Rosecrans Avenue - Unit B (South Bay)(13)	LA	37,417	3Q-2020	50%
29003 Avenue Sherman (San Fernando Valley)	LA	68,123	4Q-2020	100%
727 Kingshill Place (South Bay)(14)	LA	46,005	4Q-2020	100%
Total 2020 Stabilized		598,472

14748-14750 Nelson Avenue - (San Gabriel Valley)	LA	201,990	1Q-2019	100%
1998 Surveyor Avenue (Ventura)	VC	56,306	1Q-2019	100%
15401 Figueroa Street (South Bay)	LA	38,584	1Q-2019	100%
1332-1340 Rocky Point Drive (North SD)	SD	73,747	1Q-2019	100%
1580 Carson Street (South Bay)	LA	43,787	3Q-2019	100%
3233 Mission Oaks Blvd. - Unit 3233 (Ventura)	VC	109,636	4Q-2019	97%
2722 Fairview Street (OC Airport)(15)	OC	116,575	4Q-2019	n/a(15)
Total 2019 Stabilized		640,625
(1)The estimated start period is the period we anticipate starting physical construction on a project. Prior to physical construction, we engage in pre-construction activities, which include design work, securing permits or entitlements, site work, and other necessary activities preceding construction. In prior filings, the estimated start period included pre-construction activities. The estimated completion period is our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis. The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction (including delays related to the COVID-19 pandemic), changes in scope, and other unforeseen circumstances.
(2)“Total Property Rentable Square Feet” is the total rentable square footage of the entire property or particular building(s) (footnoted if applicable) under repositioning/lease-up. “Repositioning/Lease-up Rentable Square Feet ” is the actual rentable square footage that is subject to repositioning at the property/building, and may be less than Total Property Rentable Square Feet.
(3)At 12821 Knott Street, we are repositioning the existing 120,800 rentable square foot building and are constructing approximately 45,000 rentable square feet of new warehouse space.
(4)12133 Greenstone Avenue is a single tenant container storage facility with a 12,586 rentable square foot truck terminal building on 4.8 acres with excess land.
(5)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet.
(6)As of December 31, 2020, 15650-15700 Avalon Boulevard contains two buildings totaling 166,088 rentable square feet. In December 2020, the tenant extended their lease on a short-term basis through April 30, 2021. Upon termination of the lease, we plan to demolish one of the existing buildings and reposition the property into a single-tenant low coverage facility which will have one 98,259 rentable square foot building at completion.
(7)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(8)At 4416 Azusa Canyon Road, we will demolish the existing building (70,510 rentable square feet) and construct a new 128,350 rentable square foot building upon termination of the in-place lease.
(9)9615 Norwalk Boulevard is a 10.26 acre storage-yard with buildings totaling 26,362 rentable square feet. In January 2019, we converted the tenant’s month to month land lease to a term lease with an expiration date of March 31, 2021. We will demolish the existing buildings and construct a new 201,808 rentable square foot building upon termination of this land lease.
(10)In February 2021, we leased 15601 Avalon Boulevard to a tenant under a short-term lease. Upon termination of the lease, we will demolish the existing building (63,690 rentable square feet) and construct a new 84,727 rentable square foot building.
(11)As of December 31, 2020, 12752-12822 Monarch Street contains two buildings totaling 276,585 rentable square feet. We plan to demolish one building with 98,360 rentable square feet and add a new 97,613 rentable square foot building after the in-place lease terminates. At completion, the total project will contain 275,838 rentable square feet.
(12)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(13)Repositioning construction work for 7110 East Rosecrans Avenue was completed in the 3Q-2019 and is considered stabilized as of 3Q-2020, which is one year from the date construction work was completed.
(14)During 1Q-2020, we acquired 701-727 Kingshill Place, a six-building property totaling 169,914 rentable square feet. The information presented above is related to only one of the six buildings which is located at 727 Kingshill Place (46,005 rentable square feet).
(15)On September 9, 2020, the tenant occupying a 58,802 rentable square foot unit at 2722 Fairview Street exercised its option to purchase the property, and on September 30, 2020, the sale was completed.
    Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $3.9 million of interest expense and $1.2 million of insurance and real estate tax expense during the year ended December 31, 2020, related to our repositioning and redevelopment projects.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of December 31, 2020, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.7% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of December 31, 2020, three of our properties with a combined 0.4 million rentable square feet at completion are in current repositioning or redevelopment, and one property with 0.3 million rentable square feet is in lease-up. Additionally, we have a near-term pipeline of 14 repositioning and redevelopment projects with a combined 2.0 million of estimated rentable square feet at completion. Vacant space at these properties are concentrated in our Los Angeles, Orange County and San Bernardino markets and represent 1.5% of our total consolidated portfolio square footage as of December 31, 2020. Including vacant space at these properties our weighted average occupancy rate as of December 31, 2020, in Los Angeles, Orange County, and San Bernardino was 97.2%, 95.7% and 87.5%, respectively. Excluding vacant repositioning and lease-up space at these properties, our weighted average occupancy rate as of December 31, 2020, in these markets was 97.7%, 99.2% and 92.7%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for redevelopment and repositioning, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2020:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2020	47	424,435	4.3	$12.46	33.5%	22.1%
Q2-2020	49	550,977	4.0	$11.57	37.9%	17.9%
Q3-2020	52	987,176	5.3	$11.54	38.9%	25.5%
Q4-2020	57	672,134	4.7	$11.58	31.0%	20.5%
Total/Weighted Average	205	2,634,722	4.7	$11.70	35.7%	22.1%

	Renewal Leases						Expiring Leases(6)		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet	Rentable Square Feet
Q1-2020	60	1,169,923	4.3	$12.28	37.2%	24.8%	107	1,685,186	80.8%
Q2-2020	74	818,529	5.0	$11.87	30.4%	18.3%	131	1,328,499	66.9%
Q3-2020	49	575,003	3.5	$10.22	16.7%	10.5%	89	998,277	68.1%
Q4-2020	51	1,132,687	4.6	$11.14	29.5%	17.3%	109	1,852,689	79.0%
Total/Weighted Average	234	3,696,142	4.4	$11.52	30.2%	18.9%	436	5,864,651	74.8%

(1)Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during each respective quarter.

(2)Calculated as the change between GAAP rents, which straightlines rental rate increases and abatements, for new or renewal leases and the expiring GAAP rents on the expiring leases for the same space.
(3)Calculated as the change between starting cash rents, excluding any abatements, for new or renewal leases and the expiring cash rents on the expiring leases for the same space.
(4)The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2020, exclude 61 leases aggregating 1,413,171 rentable square feet for which there was no comparable lease data. Of these 61 excluded leases, 10 leases aggregating 485,012 rentable square feet are leases of recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2020, exclude six leases aggregating 178,310 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude: (i) space with different lease structures or (ii) space with lease terms shorter than six months.
(6)Includes four leases totaling 211,782 rentable square feet that expired during the year ended December 31, 2020, for which the space was placed into repositioning after each tenant vacated.
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
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. During the year ended December 31, 2020, we stabilized properties with a combined 0.6 million rentable square feet and we have one property in the lease-up stage. As of December 31, 2020, we have three current repositioning/redevelopment projects with estimated construction completion periods ranging from the first quarter of 2021 through the fourth quarter of 2021, and additional repositioning and redevelopment projects in our pipeline with estimated completion dates through the first quarter of 2023. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations.
As of December 31, 2020, 1.1 million rentable square feet of our portfolio was available for lease, 0.1 million rentable square feet of vacant space was under repositioning and leases representing 0.3 million rentable square feet of our portfolio expired on December 31, 2020. Additionally, leases representing 15.3% and 14.5% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2021 and 2022, respectively. During the year ended December 31, 2020, we renewed 234 leases for 3.7 million rentable square feet, resulting in a 74.8% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. New and renewal leases signed during the current year had a weighted average term of 4.7 and 4.4 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2021 and 2022, represent 15.5% and 16.2%, respectively, of the total annualized base rent for our portfolio as of December 31, 2020. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2021 and 2022 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market, overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore we expect market dynamics to remain strong heading into 2021 and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2021 will show positive renewal rates and leasing spreads, however, due to the continued uncertainty created by the ongoing COVID-19 pandemic, we cannot guarantee that they will be as strong as the rental rates and leasing spreads we have experienced in 2020 and prior to 2020. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors.”

Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, including the impact of the ongoing COVID-19 pandemic, and related state and local government reactions, adverse weather conditions and natural disasters in this market may affect our overall performance.
Property Expenses
Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. The majority of our leases also comprise contractual three percent or greater annual rental rate increases meant, in part, to help mitigate potential increases in property expenses over time. However, the terms of our leases vary and, in some instances, we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.
Taxable REIT Subsidiary
As of December 31, 2020, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as the services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2020 and 2019.
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
    We evaluated the acquisitions that we completed during the years ended December 31, 2020 and 2019, and determined that under this framework these transactions should be accounted for as asset acquisitions. Our acquisitions of properties generally no longer meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In calculating the “as-if-vacant” value for acquisitions completed during the year ended December 31, 2020, we used discount rates ranging from 4.75% and 7.00% and capitalization rates ranging from 4.00% to 6.00%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2020, we used an estimated average lease-up period ranging from six months to nine months.
    The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the year ended December 31, 2020, we used estimated market interest rates ranging from 3.00% to 3.75%.
Capitalization of Costs
We capitalize direct costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. This includes certain general and administrative costs, including payroll, bonus, and non-cash equity compensation of the personnel performing redevelopment, renovations and rehabilitation if such costs are identifiable to a specific activity to get the real estate asset ready for its intended use. During the development and construction periods of a project, we also capitalize interest, real estate taxes and insurance costs. We cease capitalization of costs upon substantial completion of the project, but no later than one year from cessation of major construction activity. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize for the incomplete portion of the project. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
We capitalized interest costs of $3.9 million, $3.9 million and $2.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. We capitalized real estate taxes and insurance aggregating $1.2 million, $1.3 million and $0.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. We capitalized compensation costs for employees who provide construction services of $4.1 million, $2.7 million and $2.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $5.0 million and $0.7 million, $1.2 million for the year ended December 31, 2020, 2019, and 2018, respectively, as a reduction of rental income in the consolidated statements of operations.
Results of Operations
Our consolidated results of operations are often not comparable from period to period due to the effect of (i) property acquisitions, (ii) property dispositions and (iii) properties that are taken out of service for repositioning or redevelopment during the comparative reporting periods. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions and repositioning/redevelopment and to highlight the operating results of our on-going business, we have separately presented the results of our “Stabilized Same Properties Portfolio.”
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
For the comparison of the years ended December 31, 2020 and 2019, our Stabilized Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2019 through December 31, 2020, and that were stabilized prior to January 1, 2019, which consisted of 159 properties aggregating approximately 19.7 million rentable square feet. Results for our Stabilized Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2019 through December 31, 2020, properties classified as current or future repositioning, redevelopment or lease-up during 2019 or 2020, interest income, interest expense and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2020 and 2019, our Total Portfolio includes the properties in our Stabilized Same Properties Portfolio, the 78 properties aggregating approximately 10.3 million rentable square feet that were acquired during 2020 and 2019, and the eight properties aggregating approximately 0.4 million rentable square feet that were sold during 2020 and 2019.
As of December 31, 2020 and 2019, our Stabilized Same Properties Portfolio occupancy was approximately 98.2% and 98.3%, respectively. For the years ended December 31, 2020 and 2019, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 98.3% and 98.0%, respectively.

	Stabilized Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2020	2019			2020	2019
	($ in thousands)
REVENUES
Rental income	232,477	223,985	8,492	3.8%	329,377	264,252	65,125	24.6%
Management, leasing and development services	—	—	—	—%	420	406	14	3.4%
Interest income	—	—	—	—%	338	2,555	(2,217)	(86.8)%
TOTAL REVENUES	232,477	223,985	8,492	3.8%	330,135	267,213	62,922	23.5%
OPERATING EXPENSES
Property expenses	54,434	52,228	2,206	4.2%	79,716	63,272	16,444	26.0%
General and administrative	—	—	—	—%	36,795	30,300	6,495	21.4%
Depreciation and amortization	77,166	80,431	(3,265)	(4.1)%	115,269	98,891	16,378	16.6%
TOTAL OPERATING EXPENSES	131,600	132,659	(1,059)	(0.8)%	231,780	192,463	39,317	20.4%
OTHER EXPENSE
Acquisition expenses	—	—	—	—%	124	171	(47)	(27.5)%
Interest expense	—	—	—	—%	30,849	26,875	3,974	14.8%
TOTAL EXPENSES	131,600	132,659	(1,059)	(0.8)%	262,753	219,509	43,244	19.7%
Loss on extinguishment of debt	—	—	—		(104)	—	(104)
Gain on sale of real estate	—	—	—		13,617	16,297	(2,680)
NET INCOME	$100,877	$91,326	$9,551		$80,895	$64,001	$16,894

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

	Stabilized Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)	%	Year Ended December 31,		Increase/(Decrease)	%
Category	2020	2019		Change	2020	2019		Change
Rental revenue(1)	$197,351	$189,108	$8,243	4.4%	$276,633	$222,464	$54,169	24.3%
Tenant reimbursements (2)	34,590	33,616	974	2.9%	52,141	40,391	11,750	29.1%
Other income(3)	536	1,261	(725)	(57.5)%	603	1,397	(794)	(56.8)%
Rental income	$232,477	$223,985	$8,492	3.8%	$329,377	$264,252	$65,125	24.6%

Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $8.5 million, or 3.8%, and $65.1 million, or 24.6%, respectively, during the year ended December 31, 2020, compared to the year ended December 31, 2019, for the reasons described below:
(1) Rental Revenue
Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $8.2 million, or 4.4%, and $54.2 million, or 24.3%, respectively, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases and the increase in the weighted average occupancy of the portfolio, partially offset by an increase of approximately $3.5 million in reserves/write-offs for tenant and deferred rent receivables deemed not probable of collection, primarily due to the impacts of COVID-19, and a decrease of approximately $1.4 million in the amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 78 properties we acquired during 2019 and 2020, partially offset by the decrease in revenues from the eight properties that were sold during 2019 and 2020.
Refer to “—COVID-19 Update” above for a summary of COVID-19 related rent relief provided to tenants during 2020 and January 2021. Because rent relief provided to tenants (e.g., acceleration of future contractual rent concessions and the deferral of contractual base rent) did not substantially change the total amount of rent payments in the original lease contracts (only the timing of rent payments has changed), to the extent amounts remain collectable, rental income recognized in each period over the term of the lease will not substantially change. See Note 2 “Summary of Significant Accounting Policies—COVID-19 Lease Concessions” to our consolidated financial statements under Item 15 of this report on Form 10-K for additional information.
(2) Tenant Reimbursements
Our Stabilized Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $1.0 million, or 2.9%, and $11.8 million or 29.1%, respectively, for the year ended December 31, 2020, compared to the year ended December 31, 2019.  The increase in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in reimbursable property expenses, partially offset by lower tenant reimbursements resulting from the completion of prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 78 properties we acquired during 2019 and 2020, partially offset by the decrease in reimbursements from the eight properties that were sold during 2019 and 2020.
 (3) Other Income
Our Stabilized Same Properties Portfolio and Total Portfolio other income decreased by $0.7 million, or 57.5%, and $0.8 million, or 56.8%, respectively, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to a decrease in late fee income as a result of COVID-19 related California governmental measures, many of which prohibit landlords from charging tenant late fees, and the reversal of prior year late fees.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $14 thousand, or 3.4%, for the year ended December 31, 2020, compared to the year ended December 31, 2019.
Interest Income
Our Total Portfolio interest income decreased by $2.2 million, or 86.8%, during the year ended December 31, 2020, compared to the year ended December 31, 2019, due to a decrease in both the average interest rate earned and the average cash balance invested in money market accounts.
Property Expenses
Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $2.2 million, or 4.2%, and $16.4 million, or 26.0%, respectively, during the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to increases in real estate tax expense relating to California Proposition 13 annual increases, allocated overhead costs, repairs and maintenance expense, insurance expense and utilities expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 78 properties we acquired during 2019 and 2020, partially offset by the decrease in property expenses from the eight properties that were sold during 2019 and 2020.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $6.5 million, or 21.4% for the year ended December 31, 2020, compared to the year ended December 31, 2019.  The increase is primarily due to increases in payroll related expenses, non-cash equity compensation expense and accrued bonus expense.
Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $3.3 million, or 4.1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to acquisition-related tenant improvements and in-place lease intangibles becoming fully depreciated at certain properties during 2019 and 2020, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2019 and 2020 and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $16.4 million, or 16.6%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to incremental expense from the 78 properties we acquired during 2019 and 2020, and an increase in depreciation expense related to capital improvements, partially offset by the decrease in our Stabilized Same Properties Portfolio depreciation and amortization expense noted above.
Acquisition Expenses
    Our Total Portfolio acquisition expenses decreased by $47.0 thousand, or 27.5%, for the year ended December 31, 2020, compared to the year ended December 31, 2019.
Interest Expense
Our Total Portfolio interest expense increased by $4.0 million, or 14.8%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to a $2.2 million increase related to the private placement of $100.0 million of senior notes that was completed in July 2019, a $1.4 million increase related to the assumption of $63.2 million of debt as part of the consideration for the acquisition of 11 properties during 2020, and a $1.1 million increase due to the issuance of $400.0 million of senior notes in November 2020, partially offset by a $0.9 million decrease related to our variable rate $60 million term loan due to decreases in the LIBOR rate.
Loss on Extinguishment of Debt
In November 2020, we repaid our $100.0 million term loan facility in advance of the February 2022 maturity date. The loss on extinguishment of debt of $0.1 million represents the write-off of unamortized debt issuance costs related to the term loan.
Gain on Sale of Real Estate
During the year ended December 31, 2020, we recognized a total gain on sale of real estate of $13.6 million, which is comprised of (i) a combined gain of $14.5 million from the disposition of four properties that were sold for an aggregate gross sales price of $45.5 million, and (ii) a $0.9 million loss on disposition of personal property that was originally acquired as part of the acquisition of 1055 Sandhill Avenue and valued at $2.8 million. During the year ended December 31, 2019, we recognized a total gain on sale of real estate of $16.3 million from the disposition of three properties and one industrial condominium unit that were sold for an aggregate gross sales price of $33.6 million.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, for a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018.

Non-GAAP Supplemental Measure: Funds From Operations
We calculate funds from operations (“FFO”) attributable to common stockholders in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, gains (or losses) from sales of assets incidental to our business, impairment losses of depreciable operating property or assets incidental to our business, real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated joint ventures.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$80,895	$64,001	$47,075
Add:
Depreciation and amortization	115,269	98,891	80,042
Deduct:
Gain on sale of real estate(1)	(13,617)	(16,297)	(17,222)
Funds from operations (FFO)	$182,547	$146,595	$109,895
Less: preferred stock dividends	(14,545)	(11,055)	(9,694)
Less: FFO attributable to noncontrolling interest (2)	(7,654)	(3,897)	(2,295)
Less: FFO attributable to participating securities (3)	(772)	(733)	(642)
FFO attributable to common stockholders	$159,576	$130,910	$97,264
(1)Gain on sale of real estate for the year ended December 31, 2020, includes a total gain of $14.5 million from the sale of depreciable operating properties and a loss of $0.9 million from the sale of assets incidental to our business. For additional details, see Note 11 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
(2)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units and Series 2 CPOP Units.
(3)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental income	329,377	264,252	210,643
Less: Property expenses	79,716	63,272	51,671
Net Operating Income	$249,661	$200,980	$158,972
Amortization of (below) above market lease intangibles, net	(10,533)	(7,907)	(5,981)
Straight line rental revenue adjustment	(11,406)	(7,588)	(6,477)
Cash Net Operating Income	$227,722	$185,485	$146,514
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$80,895	$64,001	$47,075
Add:
General and administrative	36,795	30,300	25,194
Depreciation and amortization	115,269	98,891	80,042
Acquisition expenses	124	171	318
Interest expense	30,849	26,875	25,416
Loss on extinguishment of debt	104	—	—
Deduct:
Management, leasing and development services	420	406	473
Interest income	338	2,555	1,378
Gain on sale of real estate	13,617	16,297	17,222
Net Operating Income	$249,661	$200,980	$158,972
Amortization of (below) above market lease intangibles, net	(10,533)	(7,907)	(5,981)
Straight line rental revenue adjustment	(11,406)	(7,588)	(6,477)
Cash Net Operating Income	$227,722	$185,485	$146,514

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$80,895	$64,001	$47,075
Interest expense	30,849	26,875	25,416
Depreciation and amortization	115,269	98,891	80,042
Gain on sale of real estate	(13,617)	(16,297)	(17,222)
EBITDAre	$213,396	$173,470	$135,311
Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2020, the Operating Partnership had issued and outstanding $400.0 million of 2.125% senior notes due 2030 (the “$400 Million Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Financial Condition, Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to the at-the-market equity offering program or issuing other securities as described below.

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
As of December 31, 2020, our cash and cash equivalents were $176.3 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $500.0 million available for future borrowings.
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
ATM Program
On November 9, 2020, we established a new at-the-market equity offering program (the “$750 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $750.0 million of our common stock through sales agents or forward sellers. The $750 Million ATM Program replaces our previous $550.0 million at-the-market equity offering program which was established on June 13, 2019 (the “Prior ATM Program”). Under the Prior ATM Program, we had offered and sold shares of our common stock having an aggregate gross sales price of $296.5 million through November 9, 2020.
    During the year ended December 31, 2020, we sold a total of 3,165,661 shares of our common stock under the $750 Million ATM Program and the Prior ATM Program at a weighted average price of $39.96 per share, for gross proceeds of $126.5 million, and net proceeds of $124.7 million, after deducting the sales agents’ fee. As of December 31, 2020, we had the capacity to issue up to an additional $720.7 million of common stock under the $750 Million ATM Program.
    Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $750 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our development or redevelopment activities and/or for general corporate purposes.
    Securities Offerings
    During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase an additional 937,500 shares of our common stock, at a price to the underwriters of $39.67 per share, for net proceeds of approximately $285.0 million after deducting offering costs.
In December 2020, we completed an underwritten public offering of 6,900,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase an additional 900,000 shares of our common stock, at a price to the underwriters of $47.15 per share, for net proceeds of approximately $325.0 million after deducting offering costs.
We used the net proceeds from these offerings to fund the acquisition of properties and for general corporate purposes.
On November 16, 2020, we completed an underwritten public offering of $400.0 million of 2.125% senior notes due 2030. The $400 Million Notes were issued at 99.211% of the principal amount, with a coupon rate of 2.125%. Interest on the $400 Million Notes is payable semiannually on the first day of June and December in each year, beginning on June 1, 2021, until maturity on December 1, 2030.
We may redeem the $400 Million Notes at our option and sole discretion in whole at any time or in part from time to time prior to September 1, 2030 (three months prior to the maturity date of the $400 Million Notes) at a redemption price equal to the greater of (i) 100% of the principal amount of the $400 Million Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, on or after September 1, 2030 (three months prior to the maturity date of the $400 Million Notes), the redemption price will be equal to 100% of the principal amount of the $400 Million Notes being redeemed.
We used the net proceeds from the $400 Million Notes to fund acquisitions, development and redevelopment activities and the repayment of our $100 Million Term Loan Facility that was due on February 14, 2022.
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
Capital Recycling
    We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives. In evaluating these opportunities, we consider a variety of criteria including, but not limited to, local market conditions and lease rates, asset type and location, as well as potential uses of proceeds and tax considerations. Tax considerations include entering into a 1031 Exchange transaction, when possible, to defer some or all of the taxable gains, if any, on dispositions.
    During the year ended December 31, 2020, we completed the sale of four properties for a total gross sales price of $45.5 million and total net cash proceeds of $43.6 million. The net cash proceeds were used to partially fund the acquisition of an industrial park with four buildings during the year ended December 31, 2020, through a 1031 Exchange transaction.
    We anticipate continuing to selectively and opportunistically dispose of properties, however, the timing of any potential future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable, which may be impacted by the current COVID-19 pandemic. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors.”
Investment Grade Rating
On October 29, 2020, we received an investment grade rating of Baa3 from Moody’s and an investment grade rating of BBB from S&P, complementing our current BBB rating received from Fitch. In November 2020, Fitch affirmed our investment grade credit rating of BBB with a stable outlook on our Credit Agreement (described below), our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”). They also affirmed our investment grade credit rating of BB+ on our 5.875% Series A Cumulative Redeemable Preferred Stock, our 5.875% Series B Cumulative Redeemable Preferred Stock and our Series C Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
    On February 13, 2020, we amended our $450 million credit agreement, that was scheduled to mature on February 14, 2021, by entering into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the “Revolver”) and a $100.0 million unsecured term loan facility (the “$100 Million Term Loan Facility”) which was fully drawn under the prior credit agreement. The Revolver is scheduled to mature on February 13, 2024, and has two six-month extension options available, and the $100 Million Term Loan Facility, which was scheduled to mature on February 14, 2022, was fully repaid without premium or penalty on November 16, 2020, and may not be reborrowed. Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments up to an additional aggregate $900.0 million, which may be comprised of additional revolving commitments under the Revolver, additional term loan tranches or a combination of the foregoing.
As a result of obtaining the two additional investment grade ratings noted above, effective October 29, 2020, we elected to convert the pricing structure under the Credit Agreement to be based on such ratings, whereas the pricing structure was previously based upon our leverage ratio. As such, as of December 31, 2020, interest on the Credit Agreement is based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. The margins for the Revolver range in amount 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings. Prior to repayment, the margins for the $100 Million Term Loan Facility ranged in amount from 0.85% to 1.65% per annum for LIBOR-based loans and 0.00% to 0.65% per annum for Base Rate-based loans, depending on our investment grade ratings.
     In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable facility fee, based upon our credit ratings, on each lender's commitment amount under the Revolver, regardless of usage. The applicable facility fee ranges in amount from 0.125% to 0.30% per annum, depending on our investment grade rating.
    The Revolver may be voluntarily prepaid in whole or in part at any time without premium or penalty.
    The Credit Agreement contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Credit Agreement and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Credit Agreement, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
    As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the Revolver, leaving $500.0 million available for future borrowings.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2020, we acquired 38 properties with a combined 5.0 million rentable square feet for a total gross purchase price of $1.2 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Annual Report on Form 10-K, we have approximately $324.0 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
    Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2020, we incurred $6.9 million of recurring capital expenditures, which was an increase of $0.1 million over the prior year. During the year ended December 31, 2020, we incurred $66.6 million of non-recurring capital expenditures, which was an increase of $32.5 million over the prior year. The increase was primarily due to the increase in non-recurring capital expenditures related to repositioning/redevelopment activity during 2020 compared to 2019. As discussed above under —Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of December 31, 2020, four of our properties were under current repositioning, redevelopment, or lease-up, and we have a pipeline of 14 additional properties for which we anticipate beginning construction work during 2021. We currently estimate that approximately $147.4 million of capital will be required over the next three years (2021-2023) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which has and may continue to cause delays or which may increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $750 Million ATM Program and borrowings available under the Revolver.
    Commitments and Contractual Obligations

The following table sets forth our principal obligations and commitments as of December 31, 2020, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) operating lease payments and (iv) other contractual obligations (in thousands):

	Payments Due by Period
	Less than 1 Year (2021)	1-3 Years (2022-2023)	3-5 Years (2024-2025)	More than 5 Years (After 2025)	Total
Principal payments and debt maturities	$1,609	$291,741	$114,103	$816,041	$1,223,494
Interest payments - fixed rate debt(1)	24,335	48,394	46,981	85,179	204,889
Interest payments - variable rate debt(2)	13,113	17,676	7,111	—	37,900
Operating lease payments(3)	1,468	3,239	2,072	—	6,779
Contractual obligations(4)	40,236	—	—	—	40,236
Total	$80,761	$361,050	$170,267	$901,220	$1,513,298

(1)Reflects scheduled interest payments on our fixed rate debt, including the $400 Million Notes, $100 Million Notes, $125 Million Notes, Series 2019A and 2019B Notes and our various mortgage loans.
(2)Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of December 31, 2020, and the one-month LIBOR rate of 0.1439%, as of December 31, 2020. Furthermore, it is assumed that any maturity extension options available are not exercised.
(3)See Note 6 to our consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding our office and ground leases.
(4)Includes total commitments for tenant improvements related to obligations under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors. We anticipate these obligations to be paid as incurred in 2021 and 2022, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Less than 1 Year (2021).”
    Dividends and Distributions
    In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax, we intend to distribute a percentage of our cash flow on a quarterly basis to holders of our common stock. In addition, we intend to make distribution payments to holders of OP Units and preferred units, and dividend payments to holders of our preferred stock.
    On February 8, 2021, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.24	March 31, 2021	April 15, 2021
OP Units	$0.24	March 31, 2021	April 15, 2021
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2021	March 31, 2021
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2021	March 31, 2021
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2021	March 31, 2021
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2021	March 31, 2021
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2021	March 31, 2021

    Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2020:

	Contractual Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	2/13/2024	(4)	0.850%	(5)	0.994%		$—
$225M Term Loan Facility	1/14/2023		1.100%	(5)	2.474%	(6)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025		1.550%	(5)	4.313%	(7)	150,000	11/22/2024
$100M Notes	8/6/2025		n/a		4.290%		100,000
$125M Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes	12/1/2030		n/a		2.125%		400,000
$75M Series 2019B Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,100,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$4,065
$60M Term Loan	8/1/2023	(8)	1.700%		1.844%		58,499
960-970 Knox Street	11/1/2023		n/a		5.000%		2,488
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,895
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,785
5160 Richton Street	11/15/2024		n/a		3.790%		4,387
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,749
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		15,661
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,072
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,293
Total Secured Debt							$123,494
Total Debt							$1,223,494
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2020.  Assumes a 1-month LIBOR rate of 0.1439% as of December 31, 2020, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and discounts totaling $7.3 million as of December 31, 2020.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.125% to 0.30% per annum depending upon our investment grade rating.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margin will range from 0.725% to 1.400% per annum for the Revolver, 0.90% to 1.75% per annum for the $225 Million Term Loan Facility and 1.40% to 2.35% per annum for the $150 Million Term Loan Facility, depending on our investment grade rating, which may change from time to time.
(6)As of December 31, 2020, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.

(7)As of December 31, 2020, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.
(8)The $60 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2020:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	6.8	3.12%	3.12%	$1,164,995	95%
Variable	2.6	LIBOR + 1.70%	1.84%	$58,499	5%
Secured vs. Unsecured:
Secured	4.2	--	3.03%	$123,494	10%
Unsecured	6.9	--	3.07%	$1,100,000	90%
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2020. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver. Assumes a one-month LIBOR rate of 0.1439% as of December 31, 2020, as applicable.
(2)Excludes unamortized debt issuance costs and debt discounts totaling $7.3 million as of December 31, 2020.
At December 31, 2020, we had total indebtedness of $1.22 billion, excluding unamortized debt issuance costs and debt discounts, with a weighted average interest rate of approximately 3.06% and an average term-to-maturity of 6.6 years. As of December 31, 2020, $1.16 billion, or 95%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($790.0 million) or an interest rate swap ($375.0 million).
At December 31, 2020, we had total indebtedness of $1.2 billion, reflecting a net debt to total combined market capitalization of approximately 12.9%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
•For the Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;
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

The $400 Million Notes contains the following covenants that we must comply with:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•Maintaining a ratio of secured debt to total asset value of not more than 40%;
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.
    The Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility and Senior Notes also contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (i) 95% of our FFO (as defined in the credit agreement) and (ii) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
    Additionally, subject to the terms of the Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. As noted above, on October 29, 2020, we received an investment grade rating of Baa3 from Moody’s and BBB from S&P, complementing our current BBB rating from Fitch.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2020.

Off Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
Cash Flows
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Cash provided by operating activities	$182,994	$139,514	$43,480
Cash used in investing activities	$(987,523)	$(972,742)	$(14,781)
Cash provided by financing activities	$903,195	$731,484	$171,711

Net cash provided by operating activities. Net cash provided by operating activities increased by $43.5 million to $183.0 million for the year ended December 31, 2020, compared to $139.5 million for the year ended December 31, 2019. The increase was primarily attributable to net proceeds of $19.6 million from the sale of our property located at 2722 Fairview Street, which was sold pursuant to the tenant exercising its option to purchase the property (see Note 6 “Leases—Lessor – Sales-Type Lease” to our consolidated financial statements for further details), incremental cash flows from property acquisitions completed subsequent to January 1, 2019, and the increase in Cash NOI from our Stabilized Same Properties Portfolio, partially offset by changes in working capital and higher cash interest as compared to the prior year.
Net cash used in investing activities. Net cash used in investing activities increased by $14.8 million to $987.5 million for the year ended December 31, 2020, compared to $972.7 million for the year ended December 31, 2019. The increase was primarily attributable to a $31.6 million increase in cash paid for construction and repositioning projects and a $8.3 million decrease in net proceeds received from the sale of properties for comparable periods, partially offset by a $25.2 million decrease in cash paid for property acquisitions and acquisition related deposits.
Net cash provided by financing activities. Net cash provided by financing activities increased by $171.7 million to $903.2 million for the year ended December 31, 2020, compared to $731.5 million for the year ended December 31, 2019. The increase was primarily attributable to the following: (i) an increase of $396.8 million in cash proceeds from the issuance of the $400 Million Notes in November 2020, and (ii) an increase of $95.2 million in net cash proceeds from the sale of shares of our common stock. These increases were partially offset by the following: (i) a decrease of $100.0 million from the repayment of the $100 Million Term Loan Facility in November 2020, (ii) a decrease of $100.0 million in cash proceeds from the issuance of the Series 2019A and 2019B Notes in July 2019, (iii) a decrease of $83.2 million in net cash proceeds from the issuance of the Series C Preferred Stock in September 2019, (iv) an increase of $25.1 million in dividends and distributions paid to common stockholders and common unitholders primarily resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend, (v) an increase of $5.9 million in deferred loan costs paid related to the amendment of our senior unsecured credit facility in February 2020 and the issuance of the $400 Million Notes in November 2020, and (vi) an increase of $5.2 million in dividends and distributions paid to preferred stockholders and preferred unit holders resulting from the issuance of the Series C Preferred Stock in September 2019, the Series 1 CPOP Units in April 2019 and the Series 2 CPOP Units in March 2020.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, for a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018.
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
    As of December 31, 2020, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable on the $225 Million Term Loan Facility at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.

    As of December 31, 2020, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable LIBOR margin under the terms of the $150 Million Term Loan Facility.
    At December 31, 2020, we had total consolidated indebtedness, excluding unamortized debt issuance costs and discounts, of $1.22 billion. Of this total amount, $1.16 billion, or 95%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.5 million, or 5%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2020, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.1 million annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

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
    Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2020.
    The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	2/14/2020
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.5	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	8/15/2016
4.3	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.4	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.5	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-36008	4.5	2/19/2020
4.6	Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee.	8-K	001-36008	4.1	11/16/2020
4.7	First Supplemental Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	11/16/2020
10.1	Seventh Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	3/5/2020
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-K/A	001-36008	10.3	2/28/2019
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	5/20/2020
10.10†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.11†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.12†	Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	5/20/2020
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017

10.14†	First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	5/20/2020
10.15†	Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	7/9/2020
10.16†	Resignation Letter of Adeel Khan effective as of January 15, 2020	10-Q	001-36008	10.4	5/4/2020
10.17†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.18†*	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement
10.19†*	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement
10.20	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.21	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.22	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.23	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.24	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.25	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate.	8-K	001-36008	1.1	11/9/2020
10.26	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC.	8-K	001-36008	1.2	11/9/2020
10.27	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	11/9/2020
10.28	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc. and its affiliate.	8-K	001-36008	1.4	11/9/2020
10.29	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC.	8-K	001-36008	1.5	11/9/2020
10.30	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate.	8-K	001-36008	1.6	11/9/2020
10.31	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.7	11/9/2020
10.32	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC.	8-K	001-36008	1.8	11/9/2020
10.33	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36008	1.9	11/9/2020
10.34	Equity Distribution Agreement, dated November 9, 2020, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc.	8-K	001-36008	1.10	11/9/2020

10.35	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.36	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016
10.37	Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	10-K	001-36008	10.33	2/23/2017
10.38	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.39	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.40	Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.1	1/22/2018
10.41	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.42	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.43	Credit Agreement, dated as of May 22, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Capital One, National Association, as administrative agent, sole lead arranger and bookrunner and BB&T Capital Markets, as syndication agent.	8-K	001-36008	10.1	5/25/2018
10.44	Second Modification Agreement, dated June 27, 2018, by and among RIF I-Don Julian, LLC, RIF I-Lewis Road, LLC, RIF I-Oxnard, LLC, RIF I-Walnut, LLC, Rexford Business Center-Fullerton, LLC, RIF III-Irwindale, LLC, and Rexford Industrial-Madera Industrial, LLC, collectively as Borrower, Rexford Industrial Realty, Inc., as Guarantor, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	7/3/2018
10.45	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019
10.46	Third Amended and Restated Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.1	2/14/2020
10.47	Fifth Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.2	2/14/2020
10.48	First Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Capital One, National Association, as administrative agent and lender, and the other lenders named therein.	8-K	001-36008	10.3	2/14/2020
21.1*	List of Subsidiaries of the Company
22.1*	List of Issuers of Guaranteed Securities
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein

†	Compensatory plan or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 18, 2021	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 18, 2021	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 18, 2021	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Rexford Industrial Realty, Inc., hereby severally constitute Michael S. Frankel, Howard Schwimmer and Laura E. Clark, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Rexford Industrial Realty, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
Howard Schwimmer

/s/ Laura E. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2021
Laura E. Clark

/s/ Richard Ziman	Chairman of the Board	February 18, 2021
Richard Ziman

/s/ Robert L. Antin	Director	February 18, 2021
Robert L. Antin

/s/ Diana J. Ingram	Director	February 18, 2021
Diana J. Ingram

/s/ Debra L. Morris	Director	February 18, 2021
Debra L. Morris

/s/ Tyler H. Rose	Director	February 18, 2021
Tyler H. Rose

/s/ Peter Schwab	Director	February 18, 2021
Peter Schwab

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of acquired real estate - Purchase price accounting

Description of the Matter
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company completed the acquisition of 38 properties for a total purchase price of $1.2 billion during the year ended December 31, 2020. The transactions were accounted for as asset acquisitions, and the purchase prices were allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components include land, buildings and improvements, tenant improvements, intangible assets and liabilities related to above and below market leases, and intangible assets related to in-place leases. The fair value of tangible and intangible assets and liabilities is based on available comparable market information, and estimated cash flow projections that utilize rental rates, discount rates, and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

Auditing the fair value of acquired tangible and intangible assets and liabilities involves significant estimation uncertainty due to the judgment used by management in selecting key assumptions based on recent comparable transactions or market information, and the sensitivity of the fair values to changes in assumptions. The allocation of value to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of the related depreciation or amortization expense in the Company’s consolidated statements of operations.

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
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 18, 2021

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Land	$2,636,816	$1,927,098
Buildings and improvements	2,201,187	1,680,178
Tenant improvements	84,462	72,179
Furniture, fixtures, and equipment	132	141
Construction in progress	25,358	18,794
Total real estate held for investment	4,947,955	3,698,390
Accumulated depreciation	(375,423)	(296,777)
Investments in real estate, net	4,572,532	3,401,613
Cash and cash equivalents	176,293	78,857
Restricted cash	1,230	—
Rents and other receivables, net	10,208	5,889
Deferred rent receivable, net	40,893	29,671
Deferred leasing costs, net	23,148	18,688
Deferred loan costs, net	2,240	695
Acquired lease intangible assets, net	92,172	73,090
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	—	766
Other assets	14,390	9,671
Acquisition related deposits	4,067	14,526
Assets associated with real estate held for sale, net	8,845	—
Total Assets	$4,951,174	$3,638,622
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,216,160	$857,842
Interest rate swap liability	17,580	8,488
Accounts payable, accrued expenses and other liabilities	45,384	31,112
Dividends and distributions payable	29,747	21,624
Acquired lease intangible liabilities, net	67,256	59,340
Tenant security deposits	31,602	28,779
Prepaid rents	12,660	8,988
Liabilities associated with real estate held for sale	193	—
Total Liabilities	1,420,582	1,016,173
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized, at December 31, 2020 and December 31, 2019
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at December 31, 2020 and December 31, 2019 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2020 and December 31, 2019 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at December 31, 2020 and December 31, 2019 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 131,426,038 and 113,793,300 shares outstanding at December 31, 2020 and December 31, 2019, respectively	1,313	1,136
Additional paid in capital	3,182,599	2,439,007
Cumulative distributions in excess of earnings	(163,389)	(118,751)
Accumulated other comprehensive loss	(17,709)	(7,542)
Total stockholders’ equity	3,245,141	2,556,177
Noncontrolling interests	285,451	66,272
Total Equity	3,530,592	2,622,449
Total Liabilities and Equity	$4,951,174	$3,638,622

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Rental income	$329,377	$264,252	$210,643
Management, leasing and development services	420	406	473
Interest income	338	2,555	1,378
TOTAL REVENUES	330,135	267,213	212,494
OPERATING EXPENSES
Property expenses	79,716	63,272	51,671
General and administrative	36,795	30,300	25,194
Depreciation and amortization	115,269	98,891	80,042
TOTAL OPERATING EXPENSES	231,780	192,463	156,907
OTHER EXPENSES
Acquisition expenses	124	171	318
Interest expense	30,849	26,875	25,416
TOTAL EXPENSES	262,753	219,509	182,641
Loss on extinguishment of debt	(104)	—	—
Gain on sale of real estate	13,617	16,297	17,222
NET INCOME	80,895	64,001	47,075
Less: net income attributable to noncontrolling interests	(4,492)	(2,022)	(865)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	76,403	61,979	46,210
Less: preferred stock dividends	(14,545)	(11,055)	(9,694)
Less: earnings allocated to participating securities	(509)	(447)	(378)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$61,349	$50,477	$36,138
Net income attributable to common stockholders per share - basic	$0.51	$0.47	$0.42
Net income attributable to common stockholders per share - diluted	$0.51	$0.47	$0.41
Weighted average shares of common stock outstanding - basic	120,873,624	106,407,283	86,824,235
Weighted average shares of common stock outstanding - diluted	121,178,310	106,799,048	87,335,749

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$80,895	$64,001	$47,075
Other comprehensive loss: cash flow hedge adjustment	(10,880)	(14,141)	(555)
Comprehensive income	70,015	49,860	46,520
Less: comprehensive income attributable to noncontrolling interests	(3,779)	(1,685)	(847)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$66,236	$48,175	$45,673

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$159,713	78,495,882	$782	$1,239,810	$(67,058)	$6,799	$1,340,046	$25,208	$1,365,254
Issuance of common stock	—	18,177,242	182	565,447	—	—	565,629	—	565,629
Offering costs	(32)	—	—	(9,077)	—	—	(9,109)	—	(9,109)
Share-based compensation	—	91,529	1	1,904	—	—	1,905	8,497	10,402
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(21,324)	—	(594)	—	—	(594)	—	(594)
Conversion of units to common stock	—	67,175	1	623	—	—	624	(624)	—
Net income	9,694	—	—	—	36,516	—	46,210	865	47,075
Other comprehensive loss	—	—	—	—	—	(537)	(537)	(18)	(555)
Preferred stock dividends ($1.468752 per series A preferred share and $1.664585 per series B preferred share)	(10,281)	—	—	—	—	—	(10,281)	—	(10,281)
Common stock dividends ($0.64 per share)	—	—	—	—	(57,799)	—	(57,799)	—	(57,799)
Distributions	—	—	—	—	—	—	—	(1,599)	(1,599)
Balance at December 31, 2018	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of 5.625% series C preferred stock	86,250	—	—	—	—	—	86,250	—	86,250
Issuance of common stock	—	16,817,930	168	649,123	—	—	649,291	—	649,291
Offering costs	(3,017)	—	—	(10,391)	—	—	(13,408)	—	(13,408)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	93,424	1	2,352	—	—	2,353	8,577	10,930
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(24,618)	—	(854)	—	—	(854)	—	(854)
Conversion of units to common stock	—	96,060	1	664	—	—	665	(665)	—
Net income	11,055	—	—	—	50,924	—	61,979	2,022	64,001
Other comprehensive loss	—	—	—	—	—	(13,804)	(13,804)	(337)	(14,141)
Preferred stock dividends ($1.468752 per series A and series B preferred share and $0.394531 per series C preferred share)	(11,055)	—	—	—	—	—	(11,055)	—	(11,055)
Preferred unit distributions	—	—	—	—	—	—	—	(870)	(870)
Common stock dividends ($0.74 per share)	—	—	—	—	(81,112)	—	(81,112)	—	(81,112)
Distributions	—	—	—	—	—	—	—	(2,143)	(2,143)
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Issuance of common stock	—	17,253,161	173	739,810	—	—	739,983	—	739,983
Offering costs	—	—	—	(5,887)	—	—	(5,887)	—	(5,887)
Issuance of OP Units	—	—	—	—	—	—	—	179,262	179,262
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	110,737	1	3,290	—	—	3,291	9,803	13,094
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(27,473)	—	(1,278)	—	—	(1,278)	—	(1,278)
Conversion of units to common stock	—	296,313	3	7,657	—	—	7,660	(7,660)	—
Net income	14,545	—	—	—	61,858	—	76,403	4,492	80,895
Other comprehensive loss	—	—	—	—	—	(10,167)	(10,167)	(713)	(10,880)
Preferred stock dividends ($1.468752 per series A and series B preferred share and $1.406252 per series C preferred share)	(14,545)	—	—	—	—	—	(14,545)	—	(14,545)
Preferred unit distributions	—	—	—	—	—	—	—	(2,546)	(2,546)
Common stock dividends ($0.86 per common share)	—	—	—	—	(106,496)	—	(106,496)	—	(106,496)
Distributions	—	—	—	—	—	—	—	(4,246)	(4,246)
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,895	$64,001	$47,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,269	98,891	80,042
Amortization of (below) above market lease intangibles, net	(10,533)	(7,907)	(5,981)
Loss on extinguishment of debt	104	—	—
Gain on sale of real estate	(13,617)	(16,297)	(17,222)
Amortization of debt issuance costs	1,505	1,383	1,332
Amortization of (premium) discount on notes payable, net	(188)	6	5
Equity based compensation expense	12,871	10,756	10,147
Straight-line rent	(11,406)	(7,588)	(6,477)
Payments for termination of cash flow swap	(1,239)	—	—
Amortization of payments for termination of cash flow swap	218	—	—
Change in working capital components:
Rents and other receivables	(4,030)	(875)	(1,249)
Deferred leasing costs	(10,447)	(8,317)	(6,212)
Other assets	(2,352)	1,024	(1,271)
Sales-type lease receivable	20,302	—	—
Accounts payable, accrued expenses and other liabilities	4,825	1,573	651
Tenant security deposits	(415)	2,855	2,731
Prepaid rents	1,232	9	(796)
Net cash provided by operating activities	182,994	139,514	102,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(928,687)	(943,382)	(494,202)
Capital expenditures	(78,765)	(47,169)	(57,951)
Payment for deposits on real estate acquisitions	(4,067)	(14,526)	(25)
Proceeds from sale of real estate	23,996	32,335	44,965
Net cash used in investing activities	(987,523)	(972,742)	(507,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	—	83,233	—
Issuance of common stock, net	734,096	638,900	556,520
Proceeds from issuance of notes payable	471,844	135,000	401,000
Repayment of notes payable	(175,671)	(35,158)	(311,541)
Debt issuance costs	(6,085)	(143)	(1,748)
Dividends paid to preferred stockholders	(14,545)	(11,055)	(10,281)
Dividends paid to common stockholders	(99,292)	(75,550)	(53,691)
Distributions paid to common unitholders	(3,328)	(2,019)	(1,496)
Distributions paid to preferred unitholders	(2,546)	(870)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(1,278)	(854)	(594)
Net cash provided by financing activities	903,195	731,484	578,169
Increase (decrease) in cash, cash equivalents and restricted cash	98,666	(101,744)	173,731
Cash, cash equivalents and restricted cash, beginning of period	78,857	180,601	6,870
Cash, cash equivalents and restricted cash, end of period	$177,523	$78,857	$180,601
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,925, $3,860 and $2,053 for the years December 31, 2020, 2019 and 2018, respectively)	$27,924	$23,494	$23,791
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$3,262	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to January 1, 2019	$3,204	$3,457	$—
Issuance of operating partnership units in connection with acquisition of real estate	$179,262	$—	$—
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$40,787	$—	$—
Issuance of 4.43937% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$27,359	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$65,264	$—	$—
Accrual for capital expenditures	$11,811	$6,407	$3,581
Accrual of dividends and distributions	$29,747	$21,624	$15,938
Lease reclassification from operating lease to sales-type lease:
Sales-type lease receivable	$20,302	$—	$—
Investments in real estate, net	(16,117)	—	—
Deferred rent receivable, net	(63)	—	—
Deferred leasing costs, net	(164)	—	—
Acquired lease intangible assets, net	(136)	—	—
Gain on sale recognized due to lease classification	$3,822	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2020, our consolidated portfolio consisted of 248 properties with approximately 31.5 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2020 and 2019, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
Restricted cash is comprised of escrow reserves that we are required to set aside for future costs as required by certain agreements with our lenders, and from time to time, includes cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2020, the restricted cash balance of $1.2 million was comprised of $1.2 million of net cash proceeds from the sale of one of our properties and $26 thousand of reserves for real estate taxes related to the property located at 960-970 Knox Street. As of December 31, 2019, we did not have a balance in restricted cash.
Restricted cash balances are included with cash and cash equivalent balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$78,857	$180,601
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$78,857	$180,601

Cash and cash equivalents	$176,293	$78,857
Restricted cash	1,230	—
Cash, cash equivalents and restricted cash, end of period	$177,523	$78,857
Investments in Real Estate
    Acquisitions
    We account for acquisitions of properties under ASU 2017-01, Business Combinations–Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally do not meet the definition of a business and accordingly are accounted for as asset acquisitions.
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rental rates and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.   In determining the “as-if-vacant” value for the properties we acquired during the year ended December 31, 2020, we used discount rates ranging from 4.75% to 7.00% and exit capitalization rates ranging from 4.00% to 6.00%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2020, we used an estimated average lease-up period ranging from six months to nine months.
    The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the year ended December 31, 2020, we used estimated market interest rates ranging from 3.00% to 3.75%.

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
We capitalized interest costs of $3.9 million, $3.9 million and $2.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. We capitalized real estate taxes and insurance aggregating $1.2 million, $1.3 million, and $0.9 million and during the years ended December 31, 2020, 2019 and 2018, respectively. We capitalized compensation costs for employees who provide construction services of $4.1 million, $2.7 million and $2.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street in Van Nuys, California was classified as held for sale. As of December 31, 2019, we did not have any properties classified as held for sale.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the years ended December 31, 2020, 2019 or 2018.
Income Taxes
We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular federal corporate income tax, including any applicable alternative minimum tax.
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2020 and 2019, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. During 2020, our assessment has specifically included the impact of the COVID-19 pandemic, including but not limited to tenants who have requested and/or received rent relief as further described below under “—COVID-19 Lease Concessions.” Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $5.0 million, $0.7 million, and $1.2 million for the years ended December 31, 2020, 2019, and 2018 respectively, as a net reduction of rental income in the consolidated statements of operations.

Leases
On January 1, 2019, we adopted the new lease accounting standard, ASU 2016-02, Leases (Topic 842), and the various lease-related ASUs that were subsequently issued by the Financial Accounting Standards Board (“FASB”) (collectively referred to as “ASC 842”), which together set out the principals for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We adopted ASC 842 using the modified retrospective approach and have applied the provisions as of January 1, 2019, on a prospective basis.
Upon adoption of ASC 842, we elected the “package of practical expedients” which allowed us to not reassess (a) whether expired or existing contracts as of January 1, 2019, are or contain leases, (b) the lease classification for any expired or existing leases as of January 1, 2019, and (c) the treatment of initial direct costs relating to any existing leases as of January 1, 2019. The package of practical expedients was made as a single election and was consistently applied to all leases that commenced before January 1, 2019.
Lessor
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases, and operating leases.
Upon adoption of ASC 842, we elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. We have assessed the criteria above with respect to our operating leases and believe that they qualify for the non-separation practical expedient. As a result, we present all rental income earned pursuant to operating leases, including tenant reimbursements, as a single line item “Rental income” in the consolidated statement of operations for all periods presented.
Effective January 1, 2019, we record revenues and expenses on a gross basis for lessor costs (which include real estate taxes) when these costs are reimbursed to us by our tenants. Conversely, we record revenues and expenses on a net basis for lessor costs when they are paid by our tenants directly to the taxing authorities on our behalf. Prior to the adoption of ASC 842, we recorded revenues and expenses on a gross basis for real estate taxes whether they were reimbursed to us by a tenant or paid directly by a tenant to the taxing authorities on our behalf.
ASC 842 only allows lessors to capitalize the incremental direct costs of originating a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs will generally only include third-party broker commissions. Prior to January 1, 2019, under prior lease accounting guidance, we capitalized incremental direct costs, which included an allocation of internal compensation costs of employees who spent time on successful lease origination activities. Effective January 1, 2019, such costs are no longer capitalized as initial direct costs and are instead expensed as incurred. During the year ended December 31, 2018, we capitalized compensation costs for leasing employees of $1.0 million.
For leases that commenced prior to January 1, 2019, capitalized internal compensation costs will continue to be amortized over the remaining life of the lease. For leases that were executed but had not commenced prior to January 1, 2019, we recognized a cumulative-effect adjustment to “Cumulative distributions in excess of earnings” of $0.2 million to write off these capitalized internal compensation costs, as these costs were capitalized in accordance with prior lease accounting guidance and did not qualify for similar treatment under ASC 842.
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
Upon the adoption of ASC 842, we recognized lease liabilities of $3.6 million (in “Accounts payable, accrued expenses and other liabilities”) and related ROU assets of $3.3 million (in “Other assets”) on our consolidated balance sheets, based on the present value of lease payments for the remaining term of our existing leases. Operating lease ROU assets and liabilities commencing after January 1, 2019, are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Upon adoption of ASC

842, we also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components.
See Note 6 for additional lessee disclosures required under ASC 842.
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

Recent Accounting Pronouncements
Allowance for Credit Losses
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the accounting for credit losses for certain financial instruments. ASU 2016-13 introduced the “current expected credit losses” (CECL) model, which requires companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost including net investments in leases arising from sales-type and direct financing leases, financing receivables (loans) and trade receivables. On November 26, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that operating lease receivables are outside the scope of ASC Topic 326 and instead should be accounted for under ASC 842. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2020 we adopted ASU 2016-13. As we did not have any financial assets within the scope of ASU 2016-13 at the time of adoption, there was no impact to our consolidated financial statements. In the event that any of our leases were to be classified as sales-type or direct finance leases, or if we were to acquire or provide mortgage debt secured by industrial properties in the future, we would become subject to the provisions of ASU 2016-13. During the year ended December 31, 2020, there was a lease modification that resulted in a lease being reclassified as a sales-type lease. Due to the short-term nature of the sales-type lease, there was no credit loss impact to our consolidated financial statements.
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
Beginning in March 2020, we received rent relief requests from a number of tenants claiming impacts from COVID-19, many of whom may be making such rent relief requests in response to local California governmental moratoriums on commercial tenant evictions and provisions enabling commercial tenants to defer rent. In response to these requests, during the year ended December 31, 2020, we granted the following forms of rent relief to certain tenants: (a) application of security deposits to contractual base rent, (b) acceleration of future existing contractual rent concessions to cover contractual base rent and (c) deferral of contractual base rent with a typical deferral period of approximately one to two months and repayment beginning in the third or fourth quarter of 2020.
The following table summarizes COVID-19 related rent relief provided to tenants during the year ended December 31, 2020:

	Rent Relief
	Security Deposits	Acceleration of Concessions	Deferral of Base Rent
Year ended December 31, 2020	$4,578	$825	$4,570
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

3.    Investments in Real Estate
    Acquisition Summary
The following table summarizes the wholly-owned industrial properties we acquired during the year ended December 31, 2020:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
701-751 Kingshill Place(2)	Los Angeles - South Bay	3/5/2020	169,069	6	$33,251
2601-2641 Manhattan Beach Boulevard(2)	Los Angeles - South Bay	3/5/2020	126,726	6	39,481
2410-2420 Santa Fe Avenue(2)	Los Angeles - South Bay	3/5/2020	112,000	1	35,737
11600 Los Nietos Road(2)	Los Angeles - Mid-Counties	3/5/2020	103,982	1	16,626
5160 Richton Street(2)	San Bernardino - Inland Empire West	3/5/2020	94,976	1	15,653
2205 126th Street(2)	Los Angeles - South Bay	3/5/2020	63,532	1	17,712
11832-11954 La Cienega Boulevard(2)	Los Angeles - South Bay	3/5/2020	63,462	4	19,664
7612-7642 Woodwind Drive(2)	Orange County - West	3/5/2020	62,377	3	13,780
960-970 Knox Street(2)	Los Angeles - South Bay	3/5/2020	39,400	1	9,939
25781 Atlantic Ocean Drive(2)	Orange County - South	3/5/2020	27,960	1	5,516
Brady Way(3)	Orange County - West	4/1/2020	—	—	874
720-750 Vernon Avenue	Los Angeles - San Gabriel Valley	4/3/2020	71,692	3	15,515
6687 Flotilla Street	Los Angeles - Central	5/5/2020	120,000	1	21,000
1055 Sandhill Avenue	Los Angeles - South Bay	5/28/2020	—	—	14,453
22895 Eastpark Drive(2)	Orange County - North	6/19/2020	34,950	1	6,844
8745-8775 Production Avenue	San Diego - Central	6/19/2020	46,820	2	7,850
15580 Slover Avenue	San Bernardino - Inland Empire West	6/26/2020	60,127	1	9,958
15650-15700 Avalon Boulevard	Los Angeles - South Bay	7/1/2020	166,088	2	28,079
11308-11350 Penrose Street	Los Angeles - San Fernando Valley	7/1/2020	151,604	2	25,427
11076-11078 Fleetwood Street	Los Angeles - San Fernando Valley	7/1/2020	26,040	1	4,711
11529-11547 Tuxford Street	Los Angeles - San Fernando Valley	7/1/2020	29,730	1	5,005
12133 Greenstone Avenue	Los Angeles - Mid-Counties	7/17/2020	12,586	1	5,483
12772-12746 San Fernando Road	Los Angeles - San Fernando Valley	10/14/2020	140,837	2	22,050
15601 Avalon Boulevard	Los Angeles - South Bay	10/26/2020	63,690	2	15,500
Gateway Pointe Industrial Park(4)	Los Angeles - Mid-Counties	11/17/2020	989,195	4	296,590
13943-13955 Balboa Boulevard(5)	Los Angeles - San Fernando Valley	11/17/2020	200,632	1	45,340
Van Nuys Airport Industrial Center	Los Angeles - San Fernando Valley	12/3/2020	426,466	18	154,637
4039 State Street	San Bernardino - Inland Empire West	12/4/2020	139,000	1	29,665
10156 Live Oak Avenue	San Bernardino - Inland Empire West	12/4/2020	236,912	1	46,814
10694 Tamarind Avenue	San Bernardino - Inland Empire West	12/4/2020	99,999	1	22,390
2520 Baseline Road	San Bernardino - Inland Empire West	12/4/2020	156,586	1	30,531
12211 Greenstone Avenue	Los Angeles - Mid-Counties	12/9/2020	—	—	16,800

1921, 2011, 2055, 2099, 2040 East 27th Street	Los Angeles - Central	12/15/2020	300,389	4	63,403
2750 & 2800 Alameda Street	Los Angeles - Central	12/15/2020	164,026	2	30,369
29010 Avenue Paine(6)	Los Angeles - San Fernando Valley	12/31/2020	100,157	1	16,037
29010 Commerce Center Drive(6)	Los Angeles - San Fernando Valley	12/31/2020	117,151	1	24,480
13369 Valley Boulevard(6)	San Bernardino - Inland Empire West	12/31/2020	105,041	1	20,660
6635 Caballero Boulevard(6)	Los Angeles - Mid-Counties	12/31/2020	92,395	1	22,802
1235 South Lewis Street	Orange County - North	12/31/2020	62,607	1	16,800
Total 2020 Property Acquisitions			4,978,204	82	$1,227,426
(1)Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)On March 5, 2020, we acquired ten properties, and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company (the “Properties”) for an aggregate purchase price of $214.2 million, exclusive of closing costs, including assumed debt of approximately $47.5 million. In consideration for the Properties we (i) paid $60.4 million in cash, including a $10.0 million deposit paid in 2019, (ii) issued 1,406,170 common units of limited partnership interests in the Operating Partnership and (iii) issued 906,374 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership.  See Note 5 and Note 13 for further details regarding the assumption of debt and issuance of common and preferred units, respectively.
(3)Brady Way is a one-acre parcel of land adjacent to our property located at 12821 Knott Street.
(4)This acquisition was partially funded through a 1031 Exchange using $42.4 million of net cash proceeds from the sale of our properties located at (i) 3927 Oceanic Drive, (ii) 121 West 33rd Street and (iii) 2700-2722 South Fairview Street.
(5)On November 17, 2020, we acquired the property located at 13943-13955 Balboa Boulevard for a purchase price of $45.3 million, exclusive of closing costs. The acquisition was funded through a combination of cash on hand, the assumption of approximately $15.7 million of debt and the issuance of 592,186 common units of limited partnership interests in the Operating Partnership
(6)On December 31, 2020, we acquired four properties for an aggregate purchase price of $84.0 million, exclusive of closing costs. The acquisition was funded through the issuance of 1,800,000 common units of limited partnership interests in the Operating Partnership.

The following table summarizes the wholly-owned industrial properties we acquired during the year ended December 31, 2019:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
12821 Knott Street	Orange County - West	1/15/2019	120,800	1	$19,800
28510 Industry Drive	Los Angeles - San Fernando Valley	1/17/2019	46,778	1	7,765
Conejo Spectrum Business Park	Ventura	1/28/2019	531,378	9	106,250
2455 Ash Street	San Diego - North County	3/5/2019	42,508	1	6,680
25413 Rye Canyon Road	Los Angeles - San Fernando Valley	3/12/2019	48,075	1	5,529
1515 East 15th Street(2)	Los Angeles - Central LA	4/10/2019	238,015	1	28,100
13890 Nelson Avenue	Los Angeles - San Gabriel Valley	4/12/2019	256,993	1	41,810
445-449 Freedom Avenue	Orange County - North	4/12/2019	92,647	1	17,960
2270 Camino Vida Roble	San Diego - North County	4/12/2019	106,311	1	16,791
980 Rancheros Drive	San Diego - North County	4/16/2019	48,878	1	7,895
1145 Arroyo Avenue	Los Angeles - San Fernando Valley	4/25/2019	147,019	1	29,862
1150 Aviation Place	Los Angeles - San Fernando Valley	4/25/2019	147,000	1	29,694
1175 Aviation Place	Los Angeles - San Fernando Valley	4/25/2019	92,455	1	17,844
1245 Aviation Place	Los Angeles - San Fernando Valley	4/25/2019	132,936	1	26,055
635 8th Street	Los Angeles - San Fernando Valley	4/25/2019	72,250	1	14,659
10015 Waples Court	San Diego - Central County	4/25/2019	106,412	1	21,300
19100 Susana Road	Los Angeles - South Bay	4/30/2019	52,714	1	13,510
15385 Oxnard Street	Los Angeles - San Fernando Valley	5/3/2019	71,467	1	16,800
9750-9770 San Fernando Road	Los Angeles - San Fernando Valley	5/16/2019	35,624	1	7,440
218 Turnbull Canyon	Los Angeles - San Gabriel Valley	5/31/2019	190,900	1	27,100
The Merge(3)	San Bernardino - Inland Empire West	6/6/2019	—	—	23,200
3340 San Fernando Road(4)	Los Angeles - San Fernando Valley	7/3/2019	—	—	3,000
5725 Eastgate Drive	San Diego - Central County	7/31/2019	27,267	1	8,150
18115 Main Street	Los Angeles - South Bay	8/29/2019	42,270	1	6,750
3150 Ana Street	Los Angeles - South Bay	8/29/2019	105,970	1	18,800
1402 Avenida Del Oro(5)	San Diego - North County	8/30/2019	311,995	1	73,550
9607-9623 Imperial Highway	Los Angeles - Mid-Counties	9/5/2019	7,466	1	10,510
12200 Bellflower Boulevard	Los Angeles - Mid-Counties	9/5/2019	54,161	1	16,325
Storm Parkway	Los Angeles - South Bay	9/17/2019	267,503	8	66,165
2328 Teller Road	Ventura	9/25/2019	126,317	1	23,273
6277-6289 Slauson Avenue	Los Angeles - Central LA	10/3/2019	336,085	3	41,263
750 Manville Street	Los Angeles - South Bay	10/4/2019	59,996	1	11,510
8985 Crestmar Point	San Diego - Central County	10/25/2019	55,816	1	7,985
404-430 Berry Way(6)	Orange County - North	11/5/2019	120,250	3	27,600
415-435 Motor Avenue	Los Angeles - San Gabriel Valley	11/13/2019	63,900	1	7,200
508 East E Street	Los Angeles - South Bay	11/20/2019	57,522	1	14,892
12752-12822 Monarch Street	Orange County - West	11/22/2019	276,585	1	34,000
1601 West Mission Boulevard	Los Angeles - San Gabriel Valley	12/10/2019	751,528	1	87,780
2757 East Del Amo Boulevard	Los Angeles - South Bay	12/11/2019	57,300	1	11,900
18250 Euclid Street(7)	Orange County - West	12/27/2019	62,838	1	14,000
Total 2019 Property Acquisitions			5,365,929	57	$970,697

(1)Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)In connection with this acquisition, we issued the seller 593,960 newly issued 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership. See Note 13 under “Series 1 CPOP Units” for further details regarding the preferred units.
(3)The Merge was acquired as a fully entitled development site, upon which we completed construction of a 334,000 rentable square foot six-building industrial complex during 2020.
(4)On July 3, 2019, we acquired the fee title to the parcel of land located at 3340 North San Fernando Road in Los Angeles, California for a contract price of $3.0 million. Prior to the acquisition, we leased the parcel of land from the seller under a long-term ground lease.
(5)This acquisition was partially funded through a 1031 Exchange using $12.3 million of net cash proceeds from the sale of our properties located at (i) 2350-2384 Orangethorpe Avenue and 1631 Placentia Avenue and (ii) 939 Poinsettia Avenue - Unit 301 and available cash on hand.
(6)This acquisition was partially funded through a 1031 Exchange using $10.6 million of net cash proceeds from the sale of our property located at 13914-13932 East Valley Boulevard and available cash on hand.
(7)This acquisition was partially funded through a 1031 Exchange using $9.4 million of net cash proceeds from the sale of our property located at 2350-2380 Eastman Avenue and available cash on hand.

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	2020	2019
Assets:
Land	$729,649	$637,478
Buildings and improvements	475,853	308,950
Tenant improvements	4,787	6,553
Acquired lease intangible assets(1)	43,378	39,502
Other acquired assets(2)	3,390	747
Total assets acquired	$1,257,057	$993,230
Liabilities:
Acquired lease intangible liabilities(3)	$19,705	$15,796
Notes payable(4)	65,264	—
Other assumed liabilities(2)	6,062	5,768
Total liabilities assumed	$91,031	$21,564
Net assets acquired	$1,166,026	$971,666

(1)For the 2020 acquisitions, acquired lease intangible assets are comprised of $40.5 million of in-place lease intangibles with a weighted average amortization period of 4.7 years and $2.9 million of above-market lease intangibles with a weighted average amortization period of 7.4 years. For the 2019 acquisitions, acquired lease intangible assets are comprised of $36.3 million of in-place lease intangibles with a weighted average amortization period of 6.2 years and $3.2 million of above-market lease intangibles with a weighted average amortization period of 8.7 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition. In addition, it also includes personal property that we acquired as part of the acquisition of 1055 Sandhill Avenue during 2020 that was subsequently sold.
(3)Represents below-market lease intangibles with a weighted average amortization period of 5.6 years and 6.1 years, for the 2020 and 2019 acquisitions, respectively.
(4)During the year ended December 31, 2020, in connection with the acquisition of the Properties and 13943-13955 Balboa Boulevard, we assumed 11 mortgage loans from the sellers. See Note 5 for details.

4.    Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases (in thousands):

	December 31,
	2020	2019
Acquired Lease Intangible Assets:
In-place lease intangibles	$193,653	$154,370
Accumulated amortization	(109,789)	(87,955)
In-place lease intangibles, net	$83,864	$66,415

Above-market tenant leases	$17,079	$14,296
Accumulated amortization	(8,771)	(7,621)
Above-market tenant leases, net	$8,308	$6,675
Acquired lease intangible assets, net	$92,172	$73,090

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(101,297)	$(81,718)
Accumulated accretion	34,041	22,378
Below-market tenant leases, net	$(67,256)	$(59,340)
Acquired lease intangible liabilities, net	$(67,256)	$(59,340)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2020	2019	2018
In-place lease intangibles(1)	$22,903	$20,936	$18,135
Net below market tenant leases(2)	$(10,533)	$(7,907)	$(5,949)
Above-market ground lease(3)	$—	$—	$(32)
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.
(3)The accretion of the above-market ground lease is recorded as a decrease to property expenses in the consolidated statements of operations for the periods presented.

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2020, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)
2021	$23,091	$(9,382)
2022	15,296	(6,691)
2023	11,217	(5,554)
2024	7,992	(4,534)
2025	5,668	(3,028)
Thereafter	20,600	(29,759)
Total	$83,864	$(58,948)
(1)Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operations.
(2)Estimated amounts of amortization will be recorded as a net increase to rental income in the consolidated statements of operations.

5.    Notes Payable

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	$—	$—	0.850%	(2)	0.994%	(3)	2/13/2024	(4)
$100M Term Loan Facility	—	100,000	n/a		n/a		2/14/2022
$225M Term Loan Facility	225,000	225,000	1.100%	(2)	2.474%	(5)	1/14/2023
$150M Term Loan Facility	150,000	150,000	1.550%	(2)	4.313%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes	400,000	—	n/a		2.125%		12/1/2030
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,100,000	$800,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$4,065	$—	n/a		4.080%		4/5/2023
$60M Term Loan(7)	58,499	58,499	1.700%		1.844%		8/1/2023	(7)
960-970 Knox Street(6)(8)	2,488	—	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,895	—	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,785	—	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,387	—	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,749	—	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	—	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(6)	15,661	—	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	—	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(6)	10,300	—	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	4,072	—	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,293	2,459	n/a		5.125%		3/1/2031
Total Secured Debt	$123,494	$60,958
Total Unsecured and Secured Debt	$1,223,494	$860,958
Less: Unamortized premium/discount and debt issuance costs(11)	(7,334)	(3,116)
Total	$1,216,160	$857,842
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2020 and includes the effect of interest rate swaps that were effective as of December 31, 2020. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
(2)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 0.725% to 1.400% per annum for the unsecured revolving credit facility, 0.90% to 1.75% per annum for the $225.0 million term loan facility and 1.40% to 2.35% per annum for the $150.0 million term loan facility, depending on our investment grade rating, which may change from time to time.

(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee ranges from 0.125% to 0.30% per annum depending upon our investment grade rating.
(4) Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)As of December 31, 2020, interest on the, $225.0 million term loan facility and $150 million term loan facility have been effectively fixed through the use of interest rate swaps. See Note 7 for details related to our interest rate swaps.
(6)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 960-970 Knox Street ($17,538), 7612-7642 Woodwind Drive ($24,270), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 13943-13955 Balboa Boulevard ($79,198), 2410-2420 Santa Fe Avenue ($31,758), 11832-11954 La Cienega Boulevard ($20,194) and Gilbert/La Palma ($24,008).
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

Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt discounts and debt issuance costs, as of December 31, 2020, and does not consider extension options available to us as noted in the table above (in thousands):

2021	$1,609
2022	2,054
2023	289,687
2024	13,270
2025	100,833
Thereafter	816,041
Total	$1,223,494
Recent Activity
Third Amended and Restated Credit Facility
On February 13, 2020, we amended our $450 million credit agreement, that was scheduled to mature on February 14, 2021, by entering into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the “Revolver”) and a $100.0 million unsecured term loan facility (the “$100 Million Term Loan Facility”) which was fully drawn under the prior credit agreement. The Revolver is scheduled to mature on February 13, 2024, and has two six-month extension options available. The $100 Million Term Loan Facility, which was scheduled to mature on February 14, 2022, was fully repaid without premium or penalty on November 16, 2020, and the repaid amount may not be reborrowed. Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments up to an additional aggregate $900.0 million, which may be comprised of additional revolving commitments under the Revolver, additional term loan tranches or a combination of the foregoing.
In October 2020 we received an investment grade rating of Baa3 from Moody’s Investors Services (“Moody’s) and an investment grade rating of BBB from Standard and Poor’s Ratings Services (“S&P”), complementing our current BBB rating received from Fitch Ratings (“Fitch”). As a result of obtaining these ratings, effective October 29, 2020, we elected to convert the pricing structure under the Credit Agreement to be based on such ratings, whereas the pricing structure was previously based upon our leverage ratio. As such, as of December 31, 2020, interest on the Credit Agreement is based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. The margins for the Revolver range in amount from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings. At the time of repayment, the margins for the $100 Million Term Loan Facility ranged in amount from 0.85% to 1.65% per annum for LIBOR-based loans and 0.00% to 0.65% per annum for Base Rate-based loans, depending on our investment grade ratings.
     In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable facility fee, based upon our credit ratings, on each lender's commitment amount under the Revolver, regardless of usage. The applicable facility fee ranges in amount from 0.125% to 0.30% per annum, depending on our investment grade rating.
    The Revolver may be voluntarily prepaid in whole or in part at any time without premium or penalty.
    The Credit Agreement contains usual and customary events of default including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the Credit Agreement and other loan documentation, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults. If an event of default occurs and is continuing under the Credit Agreement, the unpaid principal amount of all outstanding loans, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
    On December 31, 2020, we did not have any borrowings outstanding under the Revolver, leaving $500.0 million available for future borrowings.
Issuance of $400 Million Notes
On November 16, 2020, we completed an underwritten public offering of $400.0 million of 2.125% senior notes due 2030 (the “$400 Million Notes”). The $400 Million Notes were issued at 99.211% of the principal amount, with a coupon rate of 2.125%. Interest on the $400 Million Notes is payable semiannually on the first day of June and December in each year, beginning on June 1, 2021, until maturity on December 1, 2030.
We may redeem the $400 Million Notes at our option and sole discretion, in whole at any time or in part from time to time prior to September 1, 2030 (three months prior to the maturity date of the $400 Million Notes), at a redemption price equal to the greater of (i) 100% of the principal amount of the $400 Million Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, on or after September 1, 2030 (three months prior to the maturity date of the $400 Million Notes), the redemption price will be equal to 100% of the principal amount of the $400 Million Notes being redeemed.
Repayment of $100 Million Term Loan Facility
On November 16, 2020, we used a portion of the net proceeds from the issuance of the $400 Million Notes to repay the $100 Million Term Loan Facility in full. We did not incur any prepayment penalties for repaying the $100 Million Term Loan Facility in advance of the maturity date of February 14, 2022. In connection with the repayment of the $100 Million Term Loan, we wrote-off $0.1 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
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
On November 17, 2020, in connection with the acquisition of the property located at 13943-13955 Balboa Boulevard, we assumed a mortgage loan secured by this property. At the date of acquisition, the assumed loan had a principal balance of $15.7 million and a fair value of $16.5 million resulting in an initial net debt premium of $0.8 million. The mortgage loan bears interest at a fixed rate of 3.93%.
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
    Interest on the Series 2019A and 2019B Notes are payable semiannually on the sixteenth day of January and July each year, beginning January 16, 2020, until maturity.
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
    Debt Covenants
    The Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility, our $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and the Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Credit Agreement, $225 Million Term Loan Facility and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;
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
The $400 Million Notes contains the following covenants (as defined in the indentures) that we must comply with:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•Maintaining a ratio of secured debt to total asset value of not more than 40%;
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.
    The Credit Agreement, $225 Million Term Loan Facility, $150 Million Term Loan Facility and Senior Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
    Subject to the terms of the Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. As noted above, in October 2020 we received an investment grade rating of Baa3 from Moody’s and an investment grade rating of BBB from S&P, complementing our current BBB rating from Fitch.

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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2020.

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
    For the year ended December 31, 2020, we recognized $318.8 million of rental income related to operating lease payments of which $266.1 million was for fixed lease payments and $52.7 million was for variable lease payments. For the year ended December 31, 2019 we recognized $256.3 million of rental income related to operating lease payments of which $214.5 million was for fixed lease payments and $41.8 million was for variable lease payments.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2020 (in thousands):

For the year ending December 31,
2021	$289,940
2022	254,168
2023	205,669
2024	156,684
2025	116,156
Thereafter	325,081
Total	$1,347,698
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessor – Sales-Type Lease
In June 2020, we executed a five-year lease for a 58,802 rentable square foot unit at the property located at 2722 Fairview Street (“Fairview”). The lease contained an option whereby the tenant could purchase the entire 116,575 rentable square foot property at a purchase price of $20.4 million, by executing its purchase option on or before December 10, 2020.
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
    Lessee
    We lease office space as part of conducting our day-to-day business. As of December 31, 2020, our office space leases have remaining lease terms ranging from approximately six months to five years and some include options to renew. These renewal terms can extend the lease term from three to five years and are included in the lease term when it is reasonably certain that we will exercise the option.
On May 28, 2020, in connection with the acquisition of 1055 Sandhill Avenue, we assumed a ground lease from the seller for a parcel of land that is adjacent to our property and is used as a parking lot. The ground lease, which expires on August 11, 2023, has a remaining lease term of approximately three years, with two additional ten-year options to renew, and monthly rent of $9,000 through expiration.
     As of December 31, 2020, total ROU assets and lease liabilities were approximately $5.6 million and $6.4 million, respectively. As of December 31, 2019, total ROU assets and lease liabilities were approximately $3.5 million and $3.8 million, respectively.
    The tables below present financial information associated with our leases as of, and for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Lease Cost (in thousands)	2020	2019
Operating lease cost(1)	1,354	1,044
Variable lease cost(1)	39	54
Sublease income(2)	—	(162)
Total lease cost	$1,393	$936
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statement of operations.
(2)Amount is included in “Rental income” in the accompanying consolidated statement of operations.

	Year Ended December 31,
Other Information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,127	$961
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$3,204	$6,720
(1)For the year ended December 31, 2019, the reported amount includes $3.3 million for operating leases existing on January 1, 2019, the date we adopted ASC 842.

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	4.2 years	4.7 years
Weighted-average discount rate(1)	2.99%	3.92%
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
    Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$1,468
2022	1,615
2023	1,624
2024	1,600
2025	472
Thereafter	—
Total undiscounted lease payments	$6,779
Less imputed interest	(421)
Total lease liabilities	$6,358

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
    The following table sets forth a summary of our interest rate swaps as of December 31, 2020 and 2019 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Current Notional Amount(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$(1,591)	$489
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$(1,333)	$277
Interest Rate Swap	12/14/2018	8/14/2021	1.7640%	$—	$100,000	$—	$(332)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(14,656)	$(8,156)
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
The following table sets forth the impact of our interest rate swaps on our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(17,212)	$(12,103)	$649
Amount of (loss) gain reclassified from AOCI into earnings as “Interest expense”	$(6,332)	$2,038	$1,204
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$30,849	$26,875	$25,416
We had an interest rate swap with a notional amount of $100.0 million and maturity date of August 14, 2021 (the “Swap”), that was used to hedge the monthly cash flows associated with $100 million of LIBOR-based variable-rate debt. In November 2020, in conjunction with the repayment of the $100 Million Term Loan Facility, we paid $1.2 million to terminate the

Swap, which had an unrealized loss balance of $1.2 million in AOCI at the time of termination. Beginning from the termination date of the Swap (November 12, 2020) through the original maturity date of the Swap (August 14, 2021), we are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis. During the year ended December 31, 2020, we amortized $0.2 million of the $1.2 million loss from AOCI into interest expense and we will amortize the remaining $1.0 million loss into interest expense through August 14, 2021.
During the next twelve months, we estimate that an additional $7.8 million (including the remaining $1.0 million loss noted above) will be reclassified from AOCI into earnings as an increase to interest expense.
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

8.    Fair Value Measurements
ASC Topic 820: Fair Value Measurements and Disclosure (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2020 and 2019, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(17,580)	$—	$(17,580)	$—
December 31, 2019
Interest Rate Swap Asset	$766	$—	$766	$—
Interest Rate Swap Liability	$(8,488)	$—	$(8,488)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2020 and 2019 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2020	$1,276,217	$—	$—	$1,276,217	$1,216,160
December 31, 2019	$882,813	$—	$—	$882,813	$857,842

9.    Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.4 million, $0.4 million and $0.4 million during the years ended December 31, 2020, 2019 and 2018, respectively, in management, leasing and development services revenue.
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
As of December 31, 2020, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Tenant and Construction Related Commitments
As of December 31, 2020, we had commitments of approximately $40.2 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2020, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
Concentration of Properties in Southern California
As of December 31, 2020, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the outbreak of COVID-19, which was declared a pandemic in March 2020 by the World Health Organization, and related state and local government reactions.
All of our properties are concentrated in Southern California. The State of California and certain municipalities, including where we own properties, reacted to the COVID-19 pandemic early on by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue as well as moratoriums on commercial tenant evictions and provisions enabling some commercial tenants to defer rent. We cannot predict when restrictions currently in place will expire, if additional restrictions will be added, or whether restrictions previously lifted will be reimplemented as infection rates fluctuate. Most municipalities in Southern California, including many municipalities in which we own properties have mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. Only a small number of municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), and in many of the local municipalities in which we operate, the eviction restrictions and rent deferment rights are set to expire by March 31, 2021, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of certain such tenants’ actual ability to pay such rent, and we are currently unable to predict the impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
Tenant Concentration
During the year ended December 31, 2020, no single tenant accounted for more than 5% of our total consolidated rental income.

11.     Dispositions and Real Estate Held for Sale
Dispositions
The table below summarizes the properties we sold during the years ended December 31, 2020, 2019 and 2018 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contract Sales Price(1)	Gain (Loss) Recorded
2020 Dispositions:
3927 Oceanic Drive	San Diego - North County	8/13/2020	54,740	$10,300	$2,926
121 West 33rd Street	San Diego - South County	9/18/2020	76,745	13,500	7,575
2700-2722 South Fairview(2)	Orange County - Airport	9/30/2020	116,575	20,400	3,268
6750 Central Avenue	Inland Empire East	12/31/2020	8,666	1,300	758
Subtotal			256,726	45,500	14,527
1055 Sandhill Avenue Personal Property			—	1,854	(910)	(3)
Total			256,726	$47,354	$13,617

2019 Dispositions:
2350-2384 Orangethorpe Avenue and 1631 Placentia Avenue	Orange County - North	6/27/2019	62,395	$11,575	$4,810
939 Poinsettia Avenue - Unit 301	San Diego - North County	7/31/2019	6,562	1,263	895
13914-13932 East Valley Boulevard	Los Angeles - San Gabriel Valley	10/11/2019	58,084	11,180	6,233
2350-2380 Eastman Avenue	Ventura	12/20/2019	55,321	9,581	4,359
Total			182,362	$33,599	$16,297

2018 Dispositions:
8900-8980 Benson Avenue and 5637 Arrow Highway	Inland Empire West	1/2/2018	88,016	$11,440	$4,029
700 Allen Avenue and 1851 Flower Street	Los Angeles - San Fernando Valley	1/17/2018	25,168	10,900	4,753
200-220 South Grand Avenue	Orange County - Airport	3/7/2018	27,200	4,515	1,201
6770 Central Avenue—Building B	Inland Empire East	4/9/2018	11,808	1,676	1,113
1910-1920 Archibald Avenue	Inland Empire West	5/9/2018	78,243	9,050	495
311 East 157th Street	Los Angeles - South Bay	12/12/2018	12,000	3,000	1,578
329 East 157th Street	Los Angeles - South Bay	12/20/2018	12,000	2,675	1,597
319 East 157th Street	Los Angeles - South Bay	12/27/2018	24,000	4,763	2,456
Total			278,435	$48,019	$17,222

(1)Represents the gross contractual sales price before commissions, prorations and other closing costs.
(2)Gain recorded reflects (i) a $3.8 million gain on sale recognized due to lease reclassification from operating lease to sales-type lease, less (ii) approximately $0.6 million of selling costs/other write-offs related to the disposition. See Note 6 for additional information.

(3)Represents a $0.9 million loss on disposition of personal property that was originally acquired as part of the acquisition of 1055 Sandhill Avenue and valued at $2.8 million. The loss is included in the line item “Gain on sale of real estate” in our consolidated statements of operations for the year ended December 31, 2020.

Real Estate Held for Sale

As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street in Van Nuys, California was classified as held for sale. As of December 31, 2019, we did not have any properties classified as held for sale.

The following table summarizes the major classes of assets and liabilities associated with real estate properties classified as held for sale as of December 31, 2020 (dollars in thousands).:

December 31, 2020
Land	$4,458
Building and improvements	5,452
Tenant improvements	443
Real estate held for sale	10,353
Accumulated depreciation	(1,548)
Real estate held for sale, net	8,805
Other assets associated with real estate held for sale	40
Total assets associated with real estate held for sale, net	$8,845

Tenant security deposits	$137
Other liabilities associated with real estate held for sale	56
Total liabilities associated with real estate held for sale	$193

Subsequent to December 31, 2020, we completed the sale of 14723-14825.25 Oxnard Street. See Note 17.

12.    Stockholders’ Equity
    Preferred Stock
    As of December 31, 2020 and 2019, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			December 31, 2020		December 31, 2019
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series A	August 16, 2021	5.875%	3,600,000	$90,000	3,600,000	$90,000
Series B	November 13, 2022	5.875%	3,000,000	75,000	3,000,000	75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			10,050,000	$251,250	10,050,000	$251,250
    Dividends on our Preferred Stock are cumulative and payable quarterly in arrears on or about the last day of March, June, September and December of each year. Our Preferred Stock has no stated maturity dates and is not subject to mandatory redemption or any sinking funds. The holders of our Preferred Stock rank senior to the holders of our common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. The holders of our Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly dividend periods (whether or not consecutive). Upon the occurrence of a specified change of control transaction, we may, at our option, redeem each series of Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If we do not exercise our right to redeem the Preferred Stock, upon the occurrence of a specified change of control transaction, the holders of our Preferred Stock have the right to convert some or all of their shares into a number of the Company’s common shares equivalent to $25.00 plus accrued and unpaid dividends, divided by the average closing price per share of the Company’s common stock for the 10 trading days preceding the date of the change of control, but not to exceed a certain capped number of shares of common stock per share of Preferred Stock, subject to certain adjustments.

Recent Activity
In 2019, we issued 3,450,000 shares of our 5.625% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share for net proceeds of $83.2 million after deducting the underwriters’ discount and offering costs totaling $3.0 million.
Common Stock
Offerings
    During the second quarter of 2020, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase 937,500 shares of our common stock, at a price to the underwriters of $39.67 per share, for net proceeds of approximately $285.0 million after deducting offering costs. We contributed the net proceeds of the offering to our Operating Partnership in exchange for 7,187,500 common units of partnership interests in the Operating Partnership.
In December 2020, we completed an underwritten public offering of 6,900,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase 900,000 shares of our common stock, at a price to the underwriters of $47.15 per share, for net proceeds of approximately $325.0 million, after deducting offering costs. We contributed the net proceeds of the offering to our Operating Partnership in exchange for 6,900,000 common units of partnership interests in the Operating Partnership.
ATM Program
On November 9, 2020, we established a new at-the-market equity offering program (the “$750 Million ATM Program”) pursuant to which we may sell from time to time up to an aggregate of $750.0 million of our common stock through sales agents or forward sellers. The $750 Million ATM Program replaces our previous $550.0 million at-the-market equity offering program which was established on June 13, 2019 (the “Prior ATM Program”). Under the Prior ATM Program, we had offered and sold shares of our common stock having an aggregate gross sales price of $296.5 million through November 9, 2020. In addition, we previously established a $450.0 million at-the-market equity offering program on February 19, 2019, a $400.0 million at-the-market equity offering program on June 13, 2018 and a $300.0 million at-the-market equity offering program on September 21, 2017. Substantially all available shares of common stock under each of these previous at-the-market programs were sold prior to establishing new programs.
    During the year ended December 31, 2020, we sold a total of 3,165,661 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $39.96 per share, for gross proceeds of $126.5 million, and net proceeds of $124.7 million, after deducting the sales agents’ fee. During the year ended December 31, 2019, we sold a total of 16,817,930 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $38.61 per share, for gross proceeds of $649.3 million, and net proceeds of $639.6 million, after deducting the sales agents’ fee. During the year ended December 31, 2018, we sold 18,177,242 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $31.12 per share, for gross proceeds of $565.6 million, and net proceeds of $557.1 million, after deducting the sales agents’ fee.
    As of December 31, 2020, we had the capacity to issue up to an additional $720.7 million of common stock under the $750 Million ATM Program. Actual sales going forward, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2020 and 2019, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2020	2019
Accumulated other comprehensive (loss) income - beginning balance	$(7,542)	$6,262
Other comprehensive loss before reclassifications	(17,212)	(12,103)
Amounts reclassified from accumulated other comprehensive loss to interest expense(1)	6,332	(2,038)
Net current period other comprehensive loss	(10,880)	(14,141)
Less: other comprehensive loss attributable to noncontrolling interests	713	337
Other comprehensive loss attributable to common stockholders	(10,167)	(13,804)
Accumulated other comprehensive loss - ending balance	$(17,709)	$(7,542)
(1)For the year ended December 31, 2020, amount includes a $0.2 million reclassification from AOCI into interest expense related to the Swap that was terminated in November 2020. See Note 7 for additional information.
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
The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2020, 2019 and 2018:

	Common Stock
	Year Ended December 31,
	2020		2019		2018
Ordinary Income	$0.834238	100.00%	$0.783269	100.00%	$0.623496	99.76%
Return of Capital	—	—%	—	—%	0.001504	0.24%
Capital Gain	—	—%	—	—%	—	—%
Total	$0.834238	100.00%	$0.783269	100.00%	$0.625000	100.00%

	Series A Preferred Stock
	Year Ended December 31,
	2020		2019		2018
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series B Preferred Stock
	Year Ended December 31,
	2020		2019		2018
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.664585	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.664585	100.00%

	Series C Preferred Stock
	Year Ended December 31,
	2020		2019
Ordinary Income	$1.406252	100.00%	$0.394531	100.00%
Return of Capital	—	—%	—	—%
Capital Gain	—	—%	—	—%
Total	$1.406252	100.00%	$0.394531	100.00%

13.    Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and Series 1 CPOP Units and Series 2 CPOP Units, as described below, that are not owned by us.
    Operating Partnership Units
As of December 31, 2020, noncontrolling interests included 5,403,881 OP Units and 1,202,812 fully-vested LTIP units and performance units which represented approximately 4.8% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See Note 14 for a description of LTIP units and Performance Units.
Activity
As previously described in Note 3, on March 5, 2020, we acquired ten industrial properties and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company for an aggregate purchase price of $214.2 million. As partial consideration for the acquisition of the Properties, we issued the Sellers 1,406,170 OP Units, valued at $67.5 million.
On November 17, 2020, we acquired the property located at 13943-13955 Balboa Boulevard for a purchase price of $45.3 million. As partial consideration for the property, we issued the seller 592,186 OP Units valued at $27.8 million.
On December 31, 2020, we acquired a portfolio of four properties for an aggregate purchase price of $84.0 million. As consideration for the portfolio, we issued the seller 1,800,000 OP Units.
During the years ended December 31, 2020, 2019 and 2018, we redeemed 296,313, 96,060 and 67,175 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $7.7 million, $0.7 million, and $0.6 million, respectively, from noncontrolling interests to total stockholders’ equity.
    Preferred Units
Series 2 CPOP Units
On March 5, 2020, as partial consideration for the acquisition of the Properties, we issued the Sellers 906,374 newly issued 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”), valued at $40.8 million.
Holders of Series 2 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.00% per annum of the $45.00 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on March 31, 2020. The holders of Series 2 CPOP Units are entitled to receive the liquidation preference, which is $45.00 per unit or approximately$40.8 million in the aggregate for all of the Series 2 CPOP Units, before the holders of OP Units are entitled to receive distributions in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.

    Series 1 CPOP Units
On April 10, 2019, we acquired the property located at 1515 East 15th Street for a purchase price of $28.1 million. In consideration for the property, we issued the seller 593,960 newly issued 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”), valued at $27.4 million, plus the payment of certain closing costs, including $0.7 million of closing costs typically attributable to the seller.
    Holders of Series 1 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.43937% per annum of the $45.50952 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 28, 2019. The holders of Series 1 CPOP Units are entitled to receive the liquidation preference, which is $45.50952 per unit or approximately $27.0 million in the aggregate for all of the Series 1 CPOP Units, before the holders of OP Units in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
Features of Series 1 and Series 2 CPOP Units
The Series 1 CPOP Units and the Series 2 CPOP Units (together, the “CPOP Units”) are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, at any time on or after April 10, 2024 for the Series 1 CPOP Unit, or at any time on or after March 5, 2025, for the Series 2 CPOP Unit (the “Company Conversion Right”), in each case, into OP Units on a one-for-one basis per Series 1 CPOP Unit, and into 0.7722 OP Units per Series 2 CPOP Unit. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis (the “Subsequent Redemption Right”).
    The CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s 5.875% series A and series B cumulative redeemable preferred units and 5.625% series C cumulative redeemable preferred units and with any future class or series of partnership interest of the Operating Partnership expressly designated as ranking on parity with the CPOP Units, and junior to any other class or series of partnership interest of the Operating Partnership expressly designated as ranking senior to the CPOP Units.
    Pursuant to relevant accounting guidance, we analyzed the CPOP Units for any embedded derivatives that should be bifurcated and accounted for separately and also considered the conditions that would require classification of the CPOP Units in temporary equity versus permanent equity. In carrying out our analyses, we evaluated the key features of the CPOP Units including the right to discretionary distributions, the Holder Conversion Right, the Company Conversion Right and the Subsequent Redemption Right to determine whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement if the CPOP Units are converted into shares of our common stock (subsequent to conversion into OP Units). Based on the results of our analyses, we concluded that (i) none of the embedded features of the CPOP Units require bifurcation and separate accounting, and (ii) the CPOP Units met the criteria to be classified within equity, and accordingly are presented as noncontrolling interests within permanent equity in the consolidated balance sheets.

14.    Incentive Award Plan
    Amended and Restated 2013 Incentive Award Plan
    We maintain one share-based incentive compensation plan, the Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which, we may make grants of restricted stock, LTIP units of partnership interest in our Operating Partnership (“LTIP units”), performance units in our Operating Partnership (“Performance Units”), dividend equivalents and other stock based and cash awards to our non-employee directors, employees and consultants.
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

    As of December 31, 2020, a total of 619,757 shares of common stock, LTIP units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
LTIP Units and Performance Units
LTIP units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP units and Performance Units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events more fully described in the Operating Partnership’s partnership agreement (“book-up events”), the LTIP units and Performance Units can over time achieve full parity with OP Units for all purposes. If such parity is reached, vested LTIP units and vested Performance Units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. LTIP units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock. Performance Units that have not vested receive a quarterly per-unit distribution equal to 10% of the per-unit distribution paid on OP Units.
The compensation committee grants awards to the Company’s named executive officers (the “NEOs”) on an annual basis in the form of LTIP units and Performance units, typically in December of each year. In December of 2020, 2019 and 2018, the compensation committee granted the NEOs a combined 121,112, 120,243, and 132,875 LTIP units that are subject to time-based vesting conditions (each an annual “LTIP Award”) and a combined 476,915, 294,994, and 204,517 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (each an annual “Performance Award”).
    2020, 2019, and 2018 LTIP Unit Awards
    Each of the 2020, 2019 and 2018 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense is recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2020 LTIP Award	2019 LTIP Award	2018 LTIP Award
Valuation date	December 22, 2020	December 16, 2019	December 15, 2018
Closing share price of common stock	$48.58	$45.74	$31.42
Discount for post-vesting restrictions and book-up events	7.6%	6.4%	7.7%
Grant date fair value (in thousands)	$5,437	$5,148	$3,853
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2020, 2019 and 2018:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2017	293,485	$23.10
Granted	190,318	$28.43
Vested	(156,755)	$23.29
Balance at December 31, 2018	327,048	$26.12
Granted	179,758	$39.67
Vested	(208,394)	$26.14
Balance at December 31, 2019	298,412	$34.26
Granted	157,404	$45.86
Forfeited	(22,795)	$38.89
Vested	(196,375)	$34.31
Balance at December 31, 2020	236,646	$41.49
2020, 2019, and 2018 Performance Unit Awards
    Each of the 2020, 2019 and 2018 Performance Awards are comprised of a number of units designated as base units and a number of units designated as distribution equivalents, which are further described below:
•Absolute TSR Base Units - base units that will vest based on varying levels of the Company’s total shareholder return (“TSR”) over the three -year performance period of an award. TSR is measured as the appreciation in the price per share of a company’s common stock plus dividends paid during the three-year performance period, assuming the reinvestment in common stock of all dividends paid during the performance period.
•Relative TSR Base Units - base units that will vest based on the Company’s TSR as compared to the TSR percentage of a selected peer group of companies over the three-year performance period.
•FFO Per-Share Base Units - base units that will vest based on the Company’s FFO per share growth over the three-year performance period.
•Distribution Equivalent Units - Performance Units that have not vested will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the three-year performance period and a portion will be paid out as distribution equivalent units based upon the number of base units that ultimately vest.
    The following table summarizes the total number of base units and distribution equivalent units awarded to the executives for each of the Performance Awards:

	Absolute TSR Base Units(1)	Relative TSR Base Units(1)	FFO Per-Share Base Units(1)	Distribution Equivalent Units	Total Performance Units
2020 Performance Award	148,030	148,030	148,027	32,828	476,915
2019 Performance Award(2)	118,339	74,033	85,898	16,724	294,994
2018 Performance Award(2)	63,473	63,473	63,471	14,100	204,517
(1)For each Performance Award, a number of the base units are designated as Absolute TSR Base Units and Relative TSR Base Units (combined, a “Market Performance Award”) and a number of units are designated as FFO Per-Share Base Units (each an “FFO Per-Share Award”).
(2)On December 31, 2020, 41,094 Performance Units initially granted in December 2019 and 29,600 Performance Units initially granted in December 2018 were canceled due to the termination of employment of our former Chief Financial Officer.
    The following table summarizes the performance levels and vesting percentages for the Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units, and the three-year performance period for each of the Performance Unit awards:

		Absolute TSR Base Units		Relative TSR Base Units		FFO Per-Share Base Units
	Performance Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage	FFO per Share Growth	FFO Vesting Percentage	Three-Year Performance Period
2020 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	12%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	16.5%	33.4%	See Note (1)
	“ High Level”	30%	66.7%	75th Percentile	66.7%	21%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥26%	100%

2019 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	25%	35th Percentile	25%	12%	25%	Jan 1, 2020
	“Target Level”	24%	50%	55th Percentile	50%	16.5%	50%	to
	“Maximum Level”	≥ 30%	100%	≥ 75th Percentile	100%	≥ 21%	100%	Dec 31, 2022

2018 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	25%	35th Percentile	25%	12%	25%	Jan 1, 2019
	“Target Level”	24%	60%	55th Percentile	60%	16.5%	60%	to
	“Maximum Level”	≥ 30%	100%	≥ 75th Percentile	100%	≥ 21%	100%	Dec 31, 2021
(1)The performance period for the 2020 Market Performance Award is December 22, 2020 through December 21, 2023, and the performance period for the 2020 FFO Per-Share Award is January 1, 2021 through December 31, 2023.
If the Company’s TSR percentage, peer group relative performance or FFO per share growth falls between the levels specified in the tables above, the percentage of Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units that vest will be determined using straight-line interpolation between such levels.
    Fair Value of Awards With Market-Based Vesting Conditions
    The grant date fair value of each of the 2020, 2019 and 2018 Market Performance Awards is based on the sum of the following: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The grant date fair value of each of these awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations, to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
    The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the awards with market-based vesting conditions.

	2020 Market Performance Award	2019 Market Performance Award	2018 Market Performance Award
Valuation date	December 22, 2020	December 16, 2019	December 15, 2018
Expected share price volatility for the Company	31.0%	18.0%	20.0%
Expected share price volatility for peer group companies - low end of range(1)	17.0%	12.0%	16.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
Expected dividend yield	1.90%	1.90%	2.50%
Risk-free interest rate	0.19%	1.74%	2.80%
Grant date fair value (in thousands)	$6,928	$3,922	$2,090
(1)For the 2020 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 45.0% and 47.4%, respectively. For the 2019 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 21.0% and 24.4%, respectively. For the 2018 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 23.0% and 27.1%, respectively.

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
Compensation cost for the awards with market-based vesting conditions is recognized ratably over the requisite service period, regardless of whether the TSR performance levels are achieved and any awards ultimately vest. Compensation expense will only be reversed if the holder of an award with market-based vesting conditions forfeits the award by leaving the employment of the Company prior to vesting.
Fair Value of Awards with Performance-Based Vesting Conditions
    The grant date fair value of the 2020 FFO Per-Share Award is $2.4 million, which is based on the Company’s closing stock price on the grant date ($48.58 on December 22, 2020) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2019 FFO Per-Share Award is $2.0 million, which is based on the Company’s closing stock price on the grant date ($45.74 on December 16, 2019) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2018 FFO Per-Share Award is $2.0 million, which is based on the Company’s closing stock price preceding the grant date ($31.42 on December 14, 2018) and the achievement of FFO per-share performance at the maximum level.
    Compensation cost for the 2020, 2019 and 2018 FFO Per-Share Awards will reflect the number of units that are expected to vest based on the probable outcome of the performance condition and will be adjusted to reflect those units that ultimately vest at the end of the three-year performance period.
2017, 2016 and 2015 Performance Award Vestings
On December 14, 2020, the three-year performance period for the 2017 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 184,502 Performance Units were earned and vested.
On December 28, 2019, the three-year performance period for the 2016 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 195,628 Performance Units were earned and vested.
On December 14, 2018, the three-year performance period for the 2015 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 307,986 vested Performance Units were earned and vested.
    Restricted Common Stock
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company typically other than NEOs, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends. During the year ended December 31, 2020, we granted 107,648 shares of restricted common stock to non-executive employees. The grant date fair value of these awards was $5.0 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $39.71 to $50.18 per share. On September 1, 2020, we granted Ms. Laura Clark 3,497 shares of restricted common stock as a sign-on incentive award, which vests in three equal annual installments on each of the first three anniversaries. The grant date fair value of this award was approximately $167,000 based on the Company’s closing share price of $47.65 on the date of grant.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the year ended December 31, 2020, each of our non-employee directors were granted 2,507 shares of restricted common stock with a grant date fair value of $100,000 based on the $39.88 closing share price of the Company’s common stock on the date of grant.

The following table sets forth our unvested restricted stock activity for the years ended December 31, 2020, 2019 and 2018:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2017	190,695	$20.13
Granted	104,560	$27.72
Forfeited	(13,031)	$23.51
Vested(1)(2)	(81,826)	$19.40
Balance at December 31, 2018	200,398	$20.13
Granted	110,711	$34.85
Forfeited	(17,287)	$29.71
Vested(1)(2)	(81,277)	$23.23
Balance at December 31, 2019	212,545	$29.64
Granted	126,865	$45.94
Forfeited	(16,128)	$37.25
Vested(1)(2)	(90,383)	$28.50
Balance at December 31, 2020	232,899	$38.43
(1)The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $4.1 million, $2.9 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Total shares vested include 27,473, 24,618 and 21,324 shares of common stock that were tendered by employees during the years ended December 31, 2020, 2019 and 2018, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
    Share-Based Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Expensed share-based compensation(1)	$12,871	$10,756	$10,147
Capitalized share-based compensation(2)	223	174	255
Total share-based compensation	$13,094	$10,930	$10,402
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the years ended December 31, 2020 and 2019, amounts capitalized only relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets. For the year ended December 31, 2018, amounts capitalized relate to employees who provide construction or leasing services and are included in “Building and improvements” and “Deferred leasing costs, net” in the consolidated balance sheets.
    In August 2020, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2020 annual bonuses partly in cash and partly in LTIP units. Accordingly, on January 27, 2021, at the same time that annual bonuses were paid to executives, Messrs. Schwimmer and Frankel were each granted 15,288 LTIP Units that were fully vested on the grant date. Share-based compensation expense for the year ended December 31, 2020, includes $1.5 million for the portion of Messrs. Schwimmer and Frankel’s 2020 accrued bonus that was settled with these fully-vested LTIP Units.
In April 2019, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2019 annual bonuses partly in cash and partly in LTIP units. Accordingly, on February 4, 2020, at the same time that annual bonuses were paid to executives, Messrs. Schwimmer and Frankel were each granted 18,146 LTIP Units that were fully vested on the grant date. Share-based compensation expense for the year ended December 31, 2019, includes $1.8 million for the portion of Messrs. Schwimmer and Frankel’s 2019 accrued bonus that was settled with these fully-vested LTIP Units.

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
    As of December 31, 2020, total unrecognized compensation cost related to all unvested share-based awards was $27.6 million and is expected to be recognized over a weighted average remaining period of 29 months.

15.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$80,895	$64,001	$47,075
Less: Preferred stock dividends	(14,545)	(11,055)	(9,694)
Less: Net income attributable to noncontrolling interests	(4,492)	(2,022)	(865)
Less: Net income attributable to participating securities	(509)	(447)	(378)
Net income attributable to common stockholders	$61,349	$50,477	$36,138

Denominator:
Weighted average shares of common stock outstanding - basic	120,873,624	106,407,283	86,824,235
Effect of dilutive securities - performance units	304,686	391,765	511,514
Weighted average shares of common stock outstanding - diluted	121,178,310	106,799,048	87,335,749

Earnings per share - Basic
Net income attributable to common stockholders	$0.51	$0.47	$0.42
Earnings per share - Diluted
Net income attributable to common stockholders	$0.51	$0.47	$0.41
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

    We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive. These units were not dilutive for the periods presented above.

16.    Quarterly Information (unaudited)
The following tables set forth selected quarterly information for the years ended December 31, 2020 and 2019 (in thousands except per share amounts):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenues	$88,649	$83,856	$79,950	$77,680
Net income	$18,155	$31,197	$16,271	$15,272
Net income attributable to common stockholders	$13,239	$25,901	$11,421	$10,788
Net income attributable to common stockholders per share - basic	$0.11	$0.21	$0.10	$0.09
Net income attributable to common stockholders per share - diluted	$0.10	$0.21	$0.10	$0.09

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$74,399	$68,061	$64,390	$60,363
Net income	$24,382	$12,948	$15,954	$10,717
Net income attributable to common stockholders	$19,904	$9,746	$12,848	$7,979
Net income attributable to common stockholders per share - basic	$0.18	$0.09	$0.12	$0.08
Net income attributable to common stockholders per share - diluted	$0.18	$0.09	$0.12	$0.08

17.    Subsequent Events
    Acquisition Summary
The following table summarizes the industrial properties we acquired subsequent to December 31, 2020:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
15010 Don Julian Road(1)	San Gabriel Valley	1/5/2021	92,925	1	$22,200
5002-5018 Lindsay Court	Inland Empire West	1/11/2021	64,960	1	12,650
514 East C Street(2)	South Bay	1/14/2021	3,436	1	9,950
17907-18001 Figueroa Street	South Bay	1/26/2021	74,810	6	20,200
7817 Woodley Avenue	Greater San Fernando Valley	1/27/2021	36,900	1	9,963
8888-8892 Balboa Avenue(3)	Central San Diego	2/4/2021	86,637	1	19,800
Total			359,668	11	$94,763
(1)Represents acquisition of a 10.97 acre redevelopment site.
(2)Represents acquisition of a 2.5 acre industrial outdoor storage site.
(3)Represents acquisition of a 5.6 acre redevelopment site.

Dispositions

On February 12, 2021, we completed the sale of our property located at 14723-14825.25 Oxnard Street for a contract price of $19.3 million. At December 31, 2020, this property was classified as held for sale.

Dividends Declared
    On February 8, 2021, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.24	March 31, 2021	April 15, 2021
OP Units	$0.24	March 31, 2021	April 15, 2021
5.875% Series A Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2021	March 31, 2021
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2021	March 31, 2021
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2021	March 31, 2021
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2021	March 31, 2021
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2021	March 31, 2021

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	—	(4)	$3,875	$2,407	$9,968	$3,875	$12,375	$16,250	$(7,379)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	—	(4)	4,150	3,050	9,406	4,150	12,456	16,606	(6,991)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	—		2,317	2,534	975	2,317	3,509	5,826	(2,384)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	—	(4)	868	—	4,594	868	4,594	5,462	(1,932)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	—		2,539	2,020	3,248	2,539	5,268	7,807	(3,080)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	—	(4)	6,817	6,089	1,540	6,817	7,629	14,446	(4,406)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	—		2,525	3,380	6,811	2,525	10,191	12,716	(4,790)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	—		2,666	3,343	3,790	2,666	7,133	9,799	(3,717)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	—		2,346	4,522	2,470	2,346	6,992	9,338	(3,948)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	—		4,711	3,199	3,303	4,711	6,502	11,213	(1,751)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	—		1,784	2,974	1,974	1,784	4,948	6,732	(2,795)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	—		3,740	260	7,060	3,740	7,320	11,060	(2,640)	1982 / 2009	2006
28159 Avenue Stanford	Valencia, CA	—		1,849	6,776	5,015	1,849	11,791	13,640	(6,084)	1987 / 2008 / 2015	2006
15715 Arrow Highway	Irwindale, CA	—	(4)	3,604	5,056	(85)	3,604	4,971	8,575	(2,704)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	—		5,470	7,308	4,319	5,470	11,627	17,097	(6,489)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	—		5,001	7,658	3,791	5,001	11,449	16,450	(6,776)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	—		3,473	5,119	1,163	3,473	6,282	9,755	(3,642)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	—		3,647	11,867	2,855	3,647	14,722	18,369	(8,629)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	—		3,013	2,161	1,057	3,013	3,218	6,231	(959)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	—		6,304	2,996	5,384	6,304	8,380	14,684	(4,565)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	—		7,015	7,078	1,715	7,015	8,793	15,808	(4,245)	1961, 1983 / 2008-2010	2007

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
89-91 N. San Gabriel Blvd., 2670-2674 Walnut Ave., 2675 Nina St.	Pasadena, CA	—	1,759	2,834	2,121	1,759	4,955	6,714	(2,104)	1947, 1985 / 2009	2008
9220-9268 Hall Rd.	Downey, CA	—	6,974	2,902	282	6,974	3,184	10,158	(1,654)	2008	2009
5803 Newton Dr.	Carlsbad, CA	—	3,152	7,155	1,719	1,692	5,754	7,446	(3,357)	1997-1999 / 2009	2007
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	—	4,213	5,584	859	2,678	4,587	7,265	(2,385)	1989 / 2007	2008
3720-3750 W. Warner Ave.	Santa Ana, CA	—	3,028	1,058	1,023	3,028	2,081	5,109	(1,102)	1973 / 2008	2007
6750 Unit C - 6780 Central Ave.	Riverside, CA	—	2,151	1,671	—	932	1,331	2,263	(742)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	—	3,092	1,900	537	3,092	2,437	5,529	(802)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	—	4,298	5,075	1,500	4,298	6,575	10,873	(2,198)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	—	3,481	3,530	15	3,481	3,545	7,026	(1,341)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	—	4,179	5,358	5	4,179	5,363	9,542	(1,554)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	—	1,582	1,856	145	1,582	2,001	3,583	(571)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	—	3,158	4,860	1,204	3,158	6,064	9,222	(1,944)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	—	3,608	2,699	542	3,608	3,241	6,849	(1,073)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	—	3,253	1,605	606	3,253	2,211	5,464	(772)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	—	3,720	2,641	589	3,720	3,230	6,950	(1,118)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	—	1,396	925	192	1,396	1,117	2,513	(329)	1986	2011
1400 S. Campus Ave.	Ontario, CA	—	3,266	2,961	2	3,266	2,963	6,229	(1,609)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	—	4,096	1,570	272	4,096	1,842	5,938	(493)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	—	3,082	6,230	1,033	3,082	7,263	10,345	(2,173)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	—	17,978	39,471	3,375	17,978	42,846	60,824	(12,530)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	—	3,043	2,550	3,884	3,043	6,434	9,477	(2,049)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	—	1,389	3,872	640	1,389	4,512	5,901	(1,334)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	—	2,497	5,494	1,384	2,497	6,878	9,375	(1,998)	1973	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,293		4,582	5,135	2,041	4,582	7,176	11,758	(2,172)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	—		8,001	17,734	40	8,001	17,774	25,775	(4,674)	1983	2013
2950 Madera Rd.	Simi Valley, CA	—	(4)	3,601	8,033	2	3,601	8,035	11,636	(2,137)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	—		1,517	1,833	923	1,517	2,756	4,273	(864)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	—		3,117	1,894	2,166	3,117	4,060	7,177	(847)	1972 / 2015, 2019	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	—		2,260	6,043	710	2,260	6,753	9,013	(2,088)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	—		2,428	4,271	4,923	2,428	9,194	11,622	(1,731)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	—		2,315	1,553	2,071	2,315	3,624	5,939	(789)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	—		7,935	10,525	342	7,935	10,867	18,802	(2,794)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	—		6,373	7,356	550	6,373	7,906	14,279	(2,325)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	—		2,181	4,012	417	2,181	4,429	6,610	(1,227)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	—		9,305	2,115	4,398	9,305	6,513	15,818	(1,538)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	—		3,725	6,145	268	3,725	6,413	10,138	(1,811)	2001	2014
9755 Distribution Ave.	San Diego, CA	—		1,863	3,211	(16)	1,863	3,195	5,058	(846)	1974	2014
9855 Distribution Ave	San Diego, CA	—		2,733	5,041	208	2,733	5,249	7,982	(1,380)	1983	2014
9340 Cabot Drive	San Diego, CA	—		4,311	6,126	1,054	4,311	7,180	11,491	(1,835)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	—		2,413	3,451	211	2,413	3,662	6,075	(940)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	—		4,423	6,799	554	4,423	7,353	11,776	(2,131)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	—		5,125	5,009	863	5,125	5,872	10,997	(1,656)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	—		5,240	5,065	1,338	5,240	6,403	11,643	(1,888)	1987	2014
3880 West Valley Blvd.	Pomona, CA	—		3,982	4,796	3,599	3,982	8,395	12,377	(2,091)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	—		7,638	4,946	8,454	7,638	13,400	21,038	(2,339)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	—		3,761	6,729	3,351	3,761	10,080	13,841	(2,065)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	—		7,230	9,058	1,981	7,230	11,039	18,269	(3,086)	1979 / 1980	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
24935 & 24955 Avenue Kearny	Santa Clarita, CA	—	4,773	5,970	785	4,773	6,755	11,528	(1,917)	1988	2014
605 8th Street	San Fernando, CA	—	2,393	2,742	1,744	2,393	4,486	6,879	(984)	1991 / 2015, 2020	2014
9120 Mason Ave.	Chatsworth, CA	—	9,224	19,346	271	9,224	19,617	28,841	(4,712)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	—	8,495	15,948	2,079	8,495	18,027	26,522	(4,133)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	—	1,723	4,767	1,469	1,723	6,236	7,959	(1,257)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	—	3,505	5,237	568	3,505	5,805	9,310	(1,587)	1989	2014
13231 Slover Avenue	Fontana, CA	—	2,812	4,739	743	2,812	5,482	8,294	(1,325)	1990	2014
240 W Ivy Avenue	Inglewood, CA	—	2,064	3,675	4,219	2,064	7,894	9,958	(1,292)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	—	2,616	8,311	1,328	2,616	9,639	12,255	(2,470)	1988	2014
1800 Eastman Ave.	Oxnard, CA	—	842	2,209	70	842	2,279	3,121	(666)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	—	1,128	2,726	520	1,128	3,246	4,374	(986)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	—	3,487	9,589	374	3,487	9,963	13,450	(2,592)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	—	3,478	7,834	387	3,478	8,221	11,699	(2,026)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	—	10,805	18,426	2,232	10,805	20,658	31,463	(5,375)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	—	5,462	6,678	—	5,462	6,678	12,140	(1,559)	1997	2015
8902-8940 Activity Road	San Diego, CA	—	9,427	8,103	1,714	9,427	9,817	19,244	(2,575)	1987 / 1997	2015
1210 N Red Gum St.	Anaheim, CA	—	3,326	4,020	1,441	3,326	5,461	8,787	(1,154)	1985 / 2020	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	—	8,508	1,134	1,025	8,508	2,159	10,667	(493)	1975	2015
16221 Arthur St.	Cerritos, CA	—	2,979	3,204	429	2,979	3,633	6,612	(838)	1979	2015
2588 & 2605 Industry Way	Lynwood, CA	—	8,738	9,415	—	8,738	9,415	18,153	(2,293)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	—	4,010	3,050	117	4,010	3,167	7,177	(782)	1997	2015
6700 S Alameda St.	Huntington Park, CA	—	3,502	9,279	257	3,502	9,536	13,038	(2,662)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	—	6,902	8,949	450	6,902	9,399	16,301	(2,898)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	—	3,446	1,241	84	3,446	1,325	4,771	(450)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	—	3,310	5,806	1,066	3,310	6,872	10,182	(1,989)	1985	2015

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	—	3,357	3,527	147	3,357	3,674	7,031	(873)	2004	2015
6020 Sheila St.	Commerce, CA	—	4,590	7,772	583	4,590	8,355	12,945	(1,804)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	—	3,503	3,204	833	3,503	4,037	7,540	(1,173)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	—	3,087	4,081	453	3,087	4,534	7,621	(983)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	—	5,479	7,036	1,137	5,479	8,173	13,652	(2,176)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	—	10,038	4,380	3,530	10,038	7,910	17,948	(2,192)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	—	3,481	776	1,159	3,481	1,935	5,416	(401)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	—	7,988	8,728	3	7,988	8,731	16,719	(1,900)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	—	4,038	4,055	818	4,038	4,873	8,911	(1,124)	1986	2016
28454 Livingston Avenue	Valencia, CA	—	5,150	9,666	200	5,150	9,866	15,016	(2,028)	2007	2016
20 Icon	Lake Forest, CA	—	12,576	8,817	160	12,576	8,977	21,553	(2,588)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	—	18,803	6,029	1,006	18,803	7,035	25,838	(1,435)	1976	2016
12131 Western Avenue	Garden Grove, CA	—	15,077	11,149	4,685	15,077	15,834	30,911	(2,869)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	—	13,724	9,365	142	13,724	9,507	23,231	(2,070)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	—	7,855	12,056	4	7,855	12,060	19,915	(2,379)	2015	2016
11127 Catawba Avenue	Fontana, CA	—	5,562	8,094	4	5,562	8,098	13,660	(1,605)	2015	2016
13550 Stowe Drive	Poway, CA	—	9,126	8,043	—	9,126	8,043	17,169	(1,903)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	—	4,433	2,961	1,163	4,433	4,124	8,557	(924)	1975	2016
525 Park Avenue	San Fernando, CA	—	3,830	3,887	164	3,830	4,051	7,881	(837)	2003	2016
3233 Mission Oaks Blvd.	Camarillo, CA	—	13,791	10,017	13,282	13,791	23,299	37,090	(3,518)	1980-1982 / 2014, 2018, 2019	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	—	26,659	12,673	3,755	26,659	16,428	43,087	(3,795)	1968/1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	—	13,463	1,680	16,946	13,463	18,626	32,089	(1,835)	1969 / 2018	2016
301-445 Figueroa Street	Wilmington, CA	—	7,126	5,728	4,891	7,126	10,619	17,745	(1,464)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	—	12,642	14,179	3	12,642	14,182	26,824	(2,810)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	—	8,497	5,622	682	8,497	6,304	14,801	(1,375)	1986	2016

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
28903-28903 Avenue Paine	Valencia, CA	—	10,620	6,510	7,456	10,620	13,966	24,586	(977)	1999 / 2018	2017
2390 Ward Avenue	Simi Valley, CA	—	5,624	10,045	845	5,624	10,890	16,514	(2,067)	1989	2017
Safari Business Center(5)	Ontario, CA	—	50,807	86,065	6,925	50,807	92,990	143,797	(15,228)	1989	2017
4175 Conant Street	Long Beach, CA	—	13,785	13,440	—	13,785	13,440	27,225	(2,176)	2015	2017
5421 Argosy Avenue	Huntington Beach, CA	—	3,577	1,490	2	3,577	1,492	5,069	(438)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	—	22,938	6,738	798	22,938	7,536	30,474	(1,332)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	—	11,980	14,439	2,726	11,980	17,165	29,145	(2,956)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	—	7,988	5,472	975	7,988	6,447	14,435	(875)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	—	121,329	86,776	5,150	121,329	91,926	213,255	(14,346)	1989	2017
11190 White Birch Drive	Rancho Cucamonga, CA	—	9,405	9,840	280	9,405	10,120	19,525	(1,638)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	—	5,330	8,856	7	5,330	8,863	14,193	(1,288)	2016	2017
1825 Soto Street	Los Angeles, CA	—	2,129	1,315	3	2,129	1,318	3,447	(220)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	—	3,524	357	5	3,524	362	3,886	(113)	1957	2017
13225 Western Avenue	Gardena, CA	—	1,918	355	363	1,918	718	2,636	(94)	1955	2017
15401 Figueroa Street	Los Angeles, CA	—	3,255	1,248	731	3,255	1,979	5,234	(240)	1964 / 2018	2017
8542 Slauson Avenue	Pico Rivera, CA	—	8,681	576	940	8,681	1,516	10,197	(257)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	—	37,035	15,120	275	37,035	15,395	52,430	(1,884)	2017	2017
302 Rockefeller Avenue	Ontario, CA	—	6,859	7,185	14	6,859	7,199	14,058	(965)	2000	2017
4355 Brickell Street	Ontario, CA	—	7,295	5,616	71	7,295	5,687	12,982	(825)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	—	11,691	8,290	1,002	11,691	9,292	20,983	(1,313)	1967	2017
8315 Hanan Way	Pico Rivera, CA	—	8,714	4,751	180	8,714	4,931	13,645	(655)	1976	2017
13971 Norton Avenue	Chino, CA	—	5,293	6,377	96	5,293	6,473	11,766	(922)	1990	2018
1900 Proforma Avenue	Ontario, CA	—	10,214	5,127	969	10,214	6,096	16,310	(1,116)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	—	9,927	6,948	128	9,927	7,076	17,003	(919)	1985	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
4039 Calle Platino	Oceanside, CA	—	9,476	11,394	632	9,476	12,026	21,502	(1,474)	1991	2018
851 Lawrence Drive	Thousand Oaks, CA	—	6,717	—	7,242	6,717	7,242	13,959	—	1968	2018
1581 North Main Street	Orange, CA	—	4,230	3,313	4	4,230	3,317	7,547	(402)	1994	2018
1580 West Carson Street	Long Beach, CA	—	5,252	2,496	1,705	5,252	4,201	9,453	(387)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	—	6,307	6,573	82	6,307	6,655	12,962	(903)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	—	3,583	2,430	97	3,583	2,527	6,110	(295)	1979	2018
5300 Sheila Street	Commerce, CA	—	90,568	54,086	218	90,568	54,304	144,872	(6,503)	1975	2018
15777 Gateway Circle	Tustin, CA	—	3,815	4,292	20	3,815	4,312	8,127	(457)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	—	3,670	2,263	4,754	3,670	7,017	10,687	(541)	2018	2018
3100 Fujita Street	Torrance, CA	—	7,723	5,649	206	7,723	5,855	13,578	(709)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	—	10,762	1,567	217	10,762	1,784	12,546	(230)	1956	2018
1420 McKinley Avenue	Compton, CA	—	17,053	13,605	143	17,053	13,748	30,801	(1,485)	2017	2018
12154 Montague Street	Pacoima, CA	—	10,114	12,767	546	10,114	13,313	23,427	(1,250)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	—	5,646	4,966	184	5,646	5,150	10,796	(525)	1999	2018
29003 Avenue Sherman	Valencia, CA	—	3,094	6,467	1,735	3,094	8,202	11,296	(307)	2000 / 2019	2018
16121 Carmenita Road	Cerritos, CA	—	10,013	3,279	3,622	10,013	6,901	16,914	(155)	1969/1983, 2020	2018
1332-1340 Rocky Point Drive	Oceanside, CA	—	3,816	6,148	363	3,816	6,511	10,327	(541)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	—	10,545	11,859	98	10,545	11,957	22,502	(1,153)	2017	2018
263-321 Gardena Boulevard	Carson, CA	—	14,302	1,960	199	14,302	2,159	16,461	(384)	1977 - 1982	2018
9200 Mason Avenue	Chatsworth, CA	—	4,887	4,080	—	4,887	4,080	8,967	(399)	1968	2018
9230 Mason Avenue	Chatsworth, CA	—	4,454	955	—	4,454	955	5,409	(148)	1974	2018
9250 Mason Avenue	Chatsworth, CA	—	4,034	2,464	—	4,034	2,464	6,498	(261)	1977	2018
9171 Oso Avenue	Chatsworth, CA	—	5,647	2,801	—	5,647	2,801	8,448	(327)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	—	11,414	2,502	14	11,414	2,516	13,930	(361)	1973	2018
6100 Sheila Street	Commerce, CA	—	11,789	5,214	327	11,789	5,541	17,330	(858)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	—	12,191	7,489	16	12,191	7,505	19,696	(753)	1971	2018
12821 Knott Street	Garden Grove, CA	—	17,896	2,824	3,746	17,896	6,570	24,466	—	1971	2019
28510 Industry Drive	Valencia, CA	—	2,395	5,466	124	2,395	5,590	7,985	(416)	2017	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
Conejo Spectrum Business Park	Thousand Oaks, CA	—	38,877	64,721	1,784	38,877	66,505	105,382	(4,821)	2018 / 2020	2019
2455 Ash Street	Vista, CA	—	4,273	1,966	221	4,273	2,187	6,460	(222)	1990	2019
25413 Rye Canyon Road	Santa Clarita, CA	—	3,245	2,352	897	3,245	3,249	6,494	(233)	1981	2019
1515 15th Street	Los Angeles, CA	—	23,363	5,208	2,237	23,363	7,445	30,808	(358)	1977	2019
13890 Nelson Avenue	City of Industry, CA	—	25,642	14,616	45	25,642	14,661	40,303	(1,134)	1982	2019
445-449 Freedom Avenue	Orange, CA	—	9,084	8,286	105	9,084	8,391	17,475	(633)	1980	2019
2270 Camino Vida Roble	Carlsbad, CA	—	8,102	8,179	2,751	8,102	10,930	19,032	(754)	1981	2019
980 Rancheros Drive	San Marcos, CA	—	2,901	4,245	247	2,901	4,492	7,393	(324)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	—	19,556	9,567	286	19,556	9,853	29,409	(767)	1989	2019
1150 Aviation Place	San Fernando, CA	—	18,989	10,067	—	18,989	10,067	29,056	(835)	1989	2019
1175 Aviation Place	San Fernando, CA	—	12,367	4,858	113	12,367	4,971	17,338	(411)	1989	2019
1245 Aviation Place	San Fernando, CA	—	16,407	9,572	22	16,407	9,594	26,001	(749)	1989	2019
635 8th Street	San Fernando, CA	—	8,787	5,922	2,037	8,787	7,959	16,746	(181)	1989	2019
10015 Waples Court	San Diego, CA	—	12,280	9,198	5,332	12,280	14,530	26,810	(127)	1988 / 2020	2019
19100 Susana Road	Rancho Dominguez, CA	—	11,576	2,265	337	11,576	2,602	14,178	(239)	1956	2019
15385 Oxnard Street	Van Nuys, CA	—	11,782	5,212	204	11,782	5,416	17,198	(382)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	—	6,718	543	72	6,718	615	7,333	(97)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	—	19,075	8,061	193	19,075	8,254	27,329	(637)	1999	2019
Limonite Ave. & Archibald Ave.	Eastvale, CA	—	23,848	—	32,411	23,848	32,411	56,259	(1)	2020	2019
3340 San Fernando Road	Los Angeles, CA	—	2,885	147	(115)	2,770	147	2,917	(27)	N/A	2019
5725 Eastgate Drive	San Diego, CA	—	6,543	1,732	308	6,543	2,040	8,583	(186)	1995	2019
18115 Main Street	Carson, CA	—	7,142	776	42	7,142	818	7,960	(86)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	—	15,997	3,036	—	15,997	3,036	19,033	(207)	1957	2019
1402 Avenida Del Oro	Oceanside, CA	—	33,006	34,439	22	33,006	34,461	67,467	(2,162)	2016	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9607-9623 Imperial Highway	Downey, CA	—	9,766	865	396	9,766	1,261	11,027	(103)	1974	2019
12200 Bellflower Boulevard	Downey, CA	—	14,960	2,057	12	14,960	2,069	17,029	(189)	1955	2019
Storm Parkway	Torrance, CA	—	42,178	21,987	199	42,178	22,186	64,364	(1,251)	1982 - 2008	2019
2328 Teller Road	Newbury Park, CA	—	8,330	14,304	747	8,330	15,051	23,381	(832)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	—	27,809	11,454	540	27,809	11,994	39,803	(673)	1962 - 1977	2019
750 Manville Street	Compton, CA	—	8,283	2,784	389	8,283	3,173	11,456	(159)	1977	2019
8985 Crestmar Point	San Diego, CA	—	6,990	1,350	248	6,990	1,598	8,588	(125)	1988	2019
404-430 Berry Way	Brea, CA	—	21,047	4,566	1,018	21,047	5,584	26,631	(349)	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	—	7,364	—	1,067	7,364	1,067	8,431	—	1956	2019
508 East E Street	Wilmington, CA	—	10,742	4,380	31	10,742	4,411	15,153	(239)	1988	2019
12752-12822 Monarch Street	Garden Grove, CA	—	29,404	4,262	1,097	29,404	5,359	34,763	(268)	1971	2019
1601 Mission Blvd.	Pomona, CA	—	67,623	18,962	71	67,623	19,033	86,656	(1,200)	1952	2019
2757 Del Amo Blvd.	Rancho Dominguez, CA	—	10,035	2,073	2	10,035	2,075	12,110	(141)	1967	2019
18250 Euclid Street	Fountain Valley, CA	—	11,116	3,201	—	11,116	3,201	14,317	(154)	1974	2019
701-751 Kingshill Place	Carson, CA	7,100	23,016	10,344	2,160	23,016	12,504	35,520	(365)	1979 / 2020	2020
2601-2641 Manhattan Beach Blvd	Redondo Beach, CA	4,065	30,333	9,427	916	30,333	10,343	40,676	(400)	1978	2020
2410-2420 Santa Fe Avenue	Redondo Beach, CA	10,300	24,310	13,128	1	24,310	13,129	37,439	(441)	1977	2020
11600 Los Nietos Road	Santa Fe Springs, CA	2,785	12,033	4,666	116	12,033	4,782	16,815	(186)	1976	2020
5160 Richton Street	Montclair, CA	4,387	7,199	8,203	330	7,199	8,533	15,732	(276)	2004	2020
2205 126th Street	Hawthorne, CA	5,200	11,407	6,834	737	11,407	7,571	18,978	(247)	1998	2020
11832-11954 La Cienega Blvd	Hawthorne, CA	4,072	13,625	5,721	195	13,625	5,916	19,541	(248)	1999	2020
7612-7642 Woodwind Drive	Huntington Beach, CA	3,895	10,634	2,901	27	10,634	2,928	13,562	(120)	2001	2020
960-970 Knox Street	Torrance, CA	2,488	7,324	2,380	189	7,324	2,569	9,893	(100)	1976	2020
25781 Atlantic Ocean Drive	Lake Forest, CA	—	4,358	1,067	—	4,358	1,067	5,425	(48)	1996	2020
720-750 Vernon Avenue	Azusa, CA	—	14,088	1,638	4	14,088	1,642	15,730	(87)	1950	2020
6687 Flotilla Street	Commerce, CA	—	14,501	6,053	436	14,501	6,489	20,990	(187)	1956	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1055 Sandhill Avenue	Carson, CA	—	11,970	—	861	11,970	861	12,831	—	1973	2020
22895 Eastpark Drive	Yorba Linda, CA	2,749	5,337	1,370	—	5,337	1,370	6,707	(43)	1986	2020
8745-8775 Production Avenue	San Diego, CA	—	6,471	1,551	104	6,471	1,655	8,126	(43)	1974	2020
15850 Slover Avenue	Fontana, CA	—	3,634	6,452	11	3,634	6,463	10,097	(135)	2020	2020
15650-15700 Avalon Blvd	Los Angeles, CA	—	22,353	5,988	140	22,353	6,128	28,481	(123)	1962 - 1978	2020
11308-11350 Penrose Street	Sun Valley, CA	—	15,884	11,169	11	15,884	11,180	27,064	(231)	1974	2020
11076-11078 Fleetwood Street	Sun Valley, CA	—	3,217	1,446	69	3,217	1,515	4,732	(29)	1974	2020
11529-11547 Tuxford Street	Sun Valley, CA	—	3,173	1,767	47	3,173	1,814	4,987	(35)	1976	2020
12133 Greenstone Avenue	Santa Fe Springs, CA	—	5,900	891	197	5,900	1,088	6,988	(42)	1967	2020
12772 San Fernando Road	Sylmar, CA	—	17,302	3,832	12	17,302	3,844	21,146	(42)	1964 / 2013	2020
15601 Avalon Blvd	Los Angeles, CA	—	15,776	—	222	15,776	222	15,998	—	1984	2020
Gateway Pointe	Whittier, CA	—	132,659	154,250	1	132,659	154,251	286,910	(741)	2005 - 2006	2020
13943-13955 Balboa Blvd	Sylmar, CA	15,661	26,795	18,484	—	26,795	18,484	45,279	(104)	2000	2020
Van Nuys Airport Industrial Center	Van Nuys, CA	—	91,894	58,625	—	91,894	58,625	150,519	(104)	1961 - 2007	2020
4039 State Street	Montclair, CA	—	12,829	15,485	—	12,829	15,485	28,314	(27)	2020	2020
10156 Live Oak Avenue	Fontana, CA	—	19,779	27,186	—	19,779	27,186	46,965	(43)	2020	2020
10694 Tamarind Avenue	Fontana, CA	—	8,878	12,325	—	8,878	12,325	21,203	(20)	2020	2020
2520 Baseline Road	Rialto, CA	—	12,513	16,377	—	12,513	16,377	28,890	(27)	2020	2020
12211 Greenstone Avenue	Santa Fe Springs, CA	—	15,729	1,636	—	15,729	1,636	17,365	(6)	N/A	2020
East 27th Street	Los Angeles, CA	—	40,332	21,842	—	40,332	21,842	62,174	(41)	1961 - 2004	2020
2750 Alameda Street	Los Angeles, CA	—	24,644	5,771	—	24,644	5,771	30,415	(15)	1961 - 1980	2020
29010 Avenue Paine	Valencia, CA	—	7,401	8,168	—	7,401	8,168	15,569	(15)	2000	2020
29010 Commerce Center Drive	Valencia, CA	—	10,499	13,832	—	10,499	13,832	24,331	(23)	2002	2020
13369 Valley Blvd	Fontana, CA	—	9,675	10,393	—	9,675	10,393	20,068	(19)	2005	2020
6635 Caballero Blvd	Buena Park, CA	—	14,288	7,919	—	14,288	7,919	22,207	(13)	2003	2020
1235 South Lewis Street	Anaheim, CA	—	16,984	1,519	—	16,984	1,519	18,503	(5)	1956	2020
Investments in real estate		$64,995	$2,641,145	$1,976,099	$340,241	$2,636,816	$2,311,139	$4,947,955	$(375,423)
Note: As of December 31, 2020, the aggregate cost for federal income tax purposes of investments in real estate was approximately $4.7 billion.

(1)Costs capitalized subsequent to acquisition are net of the write-off of fully depreciated assets and include construction in progress.
(2)During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $9.5 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $9.5 million, $4.2 million is included as a reduction of “Land” in the table above, with the remaining $5.3 million included as a reduction of “Buildings and Improvements”.
(3)The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.
(4)These six properties secure a term loan that had a balance of $58.5 million as of December 31, 2020.
(5)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

    The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2018 to December 31, 2020 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2020	2019	2018
Balance, beginning of year	$3,698,390	$2,716,083	$2,161,965
Acquisition of investment in real estate	1,210,289	952,981	513,511
Construction costs and improvements	84,392	50,169	58,207
Disposition of investment in real estate	(34,068)	(19,956)	(17,060)
Properties held for sale	(10,353)	—	—
Write-off of fully depreciated assets	(695)	(772)	(540)
Other(1)	—	(115)	—
Balance, end of year	$4,947,955	$3,698,390	$2,716,083

	Year Ended December 31,
Accumulated Depreciation	2020	2019	2018
Balance, beginning of year	$(296,777)	$(228,742)	$(173,541)
Depreciation of investment in real estate	(86,159)	(72,505)	(57,312)
Disposition of investment in real estate	5,270	3,698	1,571
Properties held for sale	1,548	—	—
Write-off of fully depreciated assets	695	772	540
Balance, end of year	$(375,423)	$(296,777)	$(228,742)
(1)On July 3, 2019, we acquired the fee title to the parcel of land located at 3340 North San Fernando Road in Los Angeles, California for a contract price of $3.0 million. Prior to the acquisition, we leased the parcel of land from the seller under a long-term ground lease. The $0.1 million adjustment to the carrying value of the land is the difference between the purchase price of the land parcel and the carrying amount of the ground lease liability immediately before the acquisition.