Form 10-Q
period 2021-06-30
Rexford Industrial Realty, Inc.
filed 2021-07-27
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 22, 2021 was 137,740,282.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Land	$2,942,639	$2,636,816
Buildings and improvements	2,339,640	2,201,187
Tenant improvements	93,221	84,462
Furniture, fixtures and equipment	132	132
Construction in progress	33,250	25,358
Total real estate held for investment	5,408,882	4,947,955
Accumulated depreciation	(427,387)	(375,423)
Investments in real estate, net	4,981,495	4,572,532
Cash and cash equivalents	64,219	176,293
Restricted cash	26	1,230
Rents and other receivables, net	8,228	10,208
Deferred rent receivable, net	49,933	40,893
Deferred leasing costs, net	31,183	23,148
Deferred loan costs, net	2,545	2,240
Acquired lease intangible assets, net	89,560	92,172
Acquired indefinite-lived intangible	5,156	5,156
Other assets	18,841	14,390
Acquisition related deposits	14,540	4,067
Assets associated with real estate held for sale	—	8,845
Total Assets	$5,265,726	$4,951,174
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,219,021	$1,216,160
Interest rate swap liability	12,694	17,580
Accounts payable, accrued expenses and other liabilities	49,699	45,384
Dividends and distributions payable	34,681	29,747
Acquired lease intangible liabilities, net	65,646	67,256
Tenant security deposits	38,489	31,602
Prepaid rents	12,724	12,660
Liabilities associated with real estate held for sale	—	193
Total Liabilities	1,432,954	1,420,582
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized, at June 30, 2021 and December 31, 2020
5.875% series A cumulative redeemable preferred stock, 3,600,000 shares outstanding at June 30, 2021 and December 31, 2020 ($90,000 liquidation preference)	86,651	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2021 and December 31, 2020 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at June 30, 2021 and December 31, 2020 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 137,727,998 and 131,426,038 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,377	1,313
Additional paid in capital	3,499,623	3,182,599
Cumulative distributions in excess of earnings	(182,851)	(163,389)
Accumulated other comprehensive loss	(12,319)	(17,709)
Total stockholders’ equity	3,548,157	3,245,141
Noncontrolling interests	284,615	285,451
Total Equity	3,832,772	3,530,592
Total Liabilities and Equity	$5,265,726	$4,951,174
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental income	$104,236	$79,770	$203,880	$157,260
Management, leasing and development services	109	114	214	207
Interest income	15	66	29	163
TOTAL REVENUES	104,360	79,950	204,123	157,630
OPERATING EXPENSES
Property expenses	24,555	18,884	48,130	36,998
General and administrative	10,695	8,972	22,175	18,289
Depreciation and amortization	36,228	28,381	71,372	55,904
TOTAL OPERATING EXPENSES	71,478	56,237	141,677	111,191
OTHER EXPENSES
Acquisition expenses	2	14	31	19
Interest expense	9,593	7,428	19,345	14,877
TOTAL EXPENSES	81,073	63,679	161,053	126,087
Gains on sale of real estate	2,750	—	13,610	—
NET INCOME	26,037	16,271	56,680	31,543
Less: net income attributable to noncontrolling interests	(1,710)	(1,084)	(3,679)	(1,801)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	24,327	15,187	53,001	29,742
Less: preferred stock dividends	(3,637)	(3,637)	(7,273)	(7,273)
Less: earnings allocated to participating securities	(139)	(129)	(280)	(260)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$20,551	$11,421	$45,448	$22,209
Net income attributable to common stockholders per share - basic	$0.15	$0.10	$0.34	$0.19
Net income attributable to common stockholders per share - diluted	$0.15	$0.10	$0.34	$0.19
Weighted average shares of common stock outstanding - basic	134,312,672	119,810,283	132,970,234	116,932,359
Weighted average shares of common stock outstanding - diluted	134,819,742	120,068,176	133,296,701	117,191,254

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$26,037	$16,271	$56,680	$31,543
Other comprehensive income (loss): cash flow hedge adjustment	1,797	(226)	5,706	(15,194)
Comprehensive income	27,834	16,045	62,386	16,349
Comprehensive income attributable to noncontrolling interests	(1,830)	(1,122)	(3,995)	(1,279)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$26,004	$14,923	$58,391	$15,070

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$242,327	133,897,360	$1,338	$3,300,333	$(170,487)	$(13,996)	$3,359,515	$288,703	$3,648,218
Issuance of common stock	—	3,607,313	37	193,304	—	—	193,341	—	193,341
Offering costs	—	—	—	(2,144)	—	—	(2,144)	—	(2,144)
Share-based compensation	—	9,896	—	963	—	—	963	3,596	4,559
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(188)	—	(10)	—	—	(10)	—	(10)
Conversion of OP units to common stock	—	213,617	2	7,177	—	—	7,179	(7,179)	—
Net income	3,637	—	—	—	20,690	—	24,327	1,710	26,037
Other comprehensive income	—	—	—	—	—	1,677	1,677	120	1,797
Preferred stock dividends ($0.367188 per series A and series B preferred shares and $0.351563 per series C preferred share)	(3,637)	—	—	—	—	—	(3,637)	—	(3,637)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.24 per common share)	—	—	—	—	(33,054)	—	(33,054)	—	(33,054)
Distributions	—	—	—	—	—	—	—	(1,627)	(1,627)
Balance at June 30, 2021	$242,327	137,727,998	$1,377	$3,499,623	$(182,851)	$(12,319)	$3,548,157	$284,615	$3,832,772

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$242,327	116,331,347	$1,162	$2,524,274	$(132,843)	$(21,950)	$2,612,970	$165,708	$2,778,678
Issuance of common stock	—	7,436,313	74	296,448	—	—	296,522	—	296,522
Offering costs	—	—	—	(1,571)	—	—	(1,571)	—	(1,571)
Issuance of OP Units	—	—	—	—	—	—	—	4,205	4,205
Share-based compensation	—	13,507	—	859	—	—	859	2,906	3,765
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(776)	—	(29)	—	—	(29)	—	(29)
Conversion of OP units to common stock	—	8,808	—	235	—	—	235	(235)	—
Net income	3,637	—	—	—	11,550	—	15,187	1,084	16,271
Other comprehensive income (loss)	—	—	—	—	—	(264)	(264)	38	(226)
Preferred stock dividends ($0.367188 per series A and series B preferred shares and $0.351563 per series C preferred share)	(3,637)	—	—	—	—	—	(3,637)	—	(3,637)
Preferred unit distributions	—	—	—	—	—	—	—	(707)	(707)
Common stock dividends ($0.215 per common share)	—	—	—	—	(26,614)	—	(26,614)	—	(26,614)
Distributions	—	—	—	—	—	—	—	(918)	(918)
Balance at June 30, 2020	$242,327	123,789,199	$1,236	$2,820,216	$(147,907)	$(22,214)	$2,893,658	$172,081	$3,065,739

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	6,022,699	61	313,115	—	—	313,176	—	313,176
Offering costs	—	—	—	(3,732)	—	—	(3,732)	—	(3,732)
Share-based compensation	—	92,791	1	1,790	—	—	1,791	7,107	8,898
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(28,334)	—	(1,365)	—	—	(1,365)	—	(1,365)
Conversion of units to common stock	—	214,804	2	7,216	—	—	7,218	(7,218)	—
Net income	7,273	—	—	—	45,728	—	53,001	3,679	56,680
Other comprehensive income	—	—	—	—	—	5,390	5,390	316	5,706
Preferred stock dividends ($0.734376 per series A and series B preferred share and $0.703126 per series C preferred share)	(7,273)	—	—	—	—	—	(7,273)	—	(7,273)
Preferred unit distributions	—	—	—	—	—	—	—	(1,416)	(1,416)
Common stock dividends ($0.48 per common share)	—	—	—	—	(65,190)	—	(65,190)	—	(65,190)
Distributions	—	—	—	—	—	—	—	(3,304)	(3,304)
Balance at June 30, 2021	$242,327	137,727,998	$1,377	$3,499,623	$(182,851)	$(12,319)	$3,548,157	$284,615	$3,832,772

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock	—	9,643,270	96	377,240	—	—	377,336	—	377,336
Offering costs	—	—	—	(2,954)	—	—	(2,954)	—	(2,954)
Issuance of OP Units	—	—	—	—	—	—	—	67,482	67,482
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	115,782	1	1,557	—	—	1,558	5,834	7,392
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(26,573)	—	(1,236)	—	—	(1,236)	—	(1,236)
Conversion of units to common stock	—	263,420	3	6,602	—	—	6,605	(6,605)	—
Net income	7,273	—	—	—	22,469	—	29,742	1,801	31,543
Other comprehensive loss	—	—	—	—	—	(14,672)	(14,672)	(522)	(15,194)
Preferred stock dividends ($0.734376 per series A and series B preferred share and $0.703126 per series C preferred share)	(7,273)	—	—	—	—	—	(7,273)	—	(7,273)
Preferred unit distributions	—	—	—	—	—	—	—	(1,130)	(1,130)
Common stock dividends ($0.43 per share)	—	—	—	—	(51,625)	—	(51,625)	—	(51,625)
Distributions	—	—	—	—	—	—	—	(1,838)	(1,838)
Balance at June 30, 2020	$242,327	123,789,199	$1,236	$2,820,216	$(147,907)	$(22,214)	$2,893,658	$172,081	$3,065,739

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,680	$31,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,372	55,904
Amortization of (below) above market lease intangibles, net	(6,098)	(5,071)
Amortization of debt issuance costs	894	724
Amortization of (premium) discount on notes payable, net	(57)	(75)
Gain on sale of real estate	(13,610)	—
Equity based compensation expense	8,724	7,279
Straight-line rent	(9,039)	(7,884)
Amortization of payment for termination of cash flow swap	820	—
Change in working capital components:
Rents and other receivables	2,059	1,369
Deferred leasing costs	(6,701)	(3,949)
Other assets	(4,506)	(5,518)
Accounts payable, accrued expenses and other liabilities	(3,270)	(1,345)
Tenant security deposits	5,117	(3,320)
Prepaid rents	(708)	1,522
Net cash provided by operating activities	101,677	71,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(412,819)	(117,952)
Capital expenditures	(49,514)	(33,253)
Payments for deposits on real estate acquisitions	(14,540)	(59,112)
Proceeds from sale of real estate	27,715	—
Net cash used in investing activities	(449,158)	(210,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	309,444	374,382
Proceeds from borrowings	15,000	—
Repayment of borrowings	(15,652)	(225)
Debt issuance costs	(975)	(2,242)
Dividends paid to preferred stockholders	(7,273)	(7,273)
Dividends paid to common stockholders	(60,392)	(46,063)
Distributions paid to common unitholders	(3,168)	(1,492)
Distributions paid to preferred unitholders	(1,416)	(1,130)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,365)	(1,236)
Net cash provided by financing activities	234,203	314,721
Increase (decrease) in cash, cash equivalents and restricted cash	(113,278)	175,583
Cash, cash equivalents and restricted cash, beginning of period	177,523	78,857
Cash, cash equivalents and restricted cash, end of period	$64,245	$254,440

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,625 and $1,943 for the six months ended June 30, 2021 and 2020, respectively)	$18,118	$13,901
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,353
Issuance of operating partnership units in connection with acquisition of real estate	$—	$67,482
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$40,787
Assumption of debt in connection with acquisition of real estate including loan premium	$3,346	$48,759
Accrual for capital expenditures	$11,915	$8,439
Accrual of dividends and distributions	$34,681	$27,532
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2021, our consolidated portfolio consisted of 266 properties with approximately 33.0 million rentable square feet. In addition, we currently manage 20 properties with approximately 1.0 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
    As of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
    Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2021 and December 31, 2020, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
    Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$176,293	$78,857
Restricted cash	1,230	—
Cash, cash equivalents and restricted cash, beginning of period	$177,523	$78,857

Cash and cash equivalents	$64,219	$254,373
Restricted cash	26	67
Cash, cash equivalents and restricted cash, end of period	$64,245	$254,440
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2021, we used discount rates ranging from 5.0% to 7.0% and exit capitalization rates ranging from 4.0% to 6.0%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2021, we used an estimated average lease-up period ranging from six months to twelve months.
    The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the six months ended June 30, 2021, we used an estimated market interest rate of 3.75%.
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
    We capitalized interest costs of $0.9 million and $1.1 million during the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $1.9 million during the six months ended June 30, 2021 and 2020. We capitalized real estate taxes and insurance costs aggregating $0.4 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively. We capitalized compensation costs for employees who provide construction services of $1.4 million and $1.0 million during the three months ended June 30, 2021 and 2020, respectively, and $2.7 million and $2.0 million during the six months ended June 30, 2021 and 2020, respectively.
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
Assets Held for Sale
    We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of June 30, 2021, we did not have any properties classified as held for sale. As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street was classified as held for sale. See Note 3.
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
    Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the three and six months ended June 30, 2021 and 2020, respectively.
    Income Taxes
    We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax, including any applicable alternative minimum tax.
    In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the six months ended June 30, 2021 and 2020.
    We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2021, and December 31, 2020, we have not established a liability for uncertain tax positions.
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
During 2020, we deferred $4.6 million of contractual base rent payments which represented approximately 1.4% of our total consolidated rental income for 2020. As of June 30, 2021, we have collected approximately $3.9 million, or 97.6%, of the deferred payments due as of June 30, 2021. Additionally, as of June 30, 2021, we had $0.6 million of outstanding deferred payments, of which $0.4 million is due through the remainder of 2021.
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
When leases contain purchase options, we assess the probability that the tenant will execute the purchase option both at lease commencement and at the time the tenant communicates its intent to exercise the purchase option. If we determine the exercise of the purchase option is reasonably certain, we will account for the lease as a sales-type lease and derecognize the associated real estate assets on our balance sheet and record a gain or loss on sale of real estate.
Valuation of Operating Lease Receivables
    We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. For all periods subsequent to March 2020, our assessment has specifically included the impact of the COVID-19 pandemic, including but not limited to tenants who have requested and/or received rent relief as further described above under “—COVID-19 Lease Concessions.” Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.1 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $1.5 million, for the six months ended June 30, 2021 and 2020. respectively, as a net reduction of rental income in the consolidated statements of operations.
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
Sales of our common stock under forward equity sale agreements (as discussed in Note 11) meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.
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

3.    Investments in Real Estate
    Acquisitions
    The following table summarizes the wholly-owned industrial properties we acquired during the six months ended June 30, 2021:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
15010 Don Julian Road(2)	Los Angeles - San Gabriel Valley	1/5/2021	92,925	1	$22,200
5002-5018 Lindsay Court	San Bernardino - Inland Empire West	1/11/2021	64,960	1	12,650
514 East C Street(3)	Los Angeles - South Bay	1/14/2021	3,436	1	9,950
17907-18001 Figueroa Street	Los Angeles - South Bay	1/26/2021	74,810	6	20,200
7817 Woodley Avenue(4)	Los Angeles - San Fernando Valley	1/27/2021	36,900	1	9,963
8888-8892 Balboa Avenue(2)	San Diego - Central	2/4/2021	86,637	2	19,800
9920-10020 Pioneer Boulevard	Los Angeles - Mid-Counties	2/19/2021	157,669	7	23,500
2553 Garfield Avenue	Los Angeles - Central	3/19/2021	25,615	1	3,900
6655 East 26th Street	Los Angeles - Central	3/19/2021	47,500	1	6,500
560 Main Street	Orange County - North	3/19/2021	17,000	1	2,600
4225 Etiwanda Avenue	San Bernardino - Inland Empire West	3/23/2021	134,500	1	32,250
12118 Bloomfield Avenue(2)	Los Angeles - Mid-Counties	4/14/2021	63,000	4	16,650
256 Alondra Boulevard(3)	Los Angeles - South Bay	4/15/2021	2,456	1	11,250
19007 Reyes Avenue(2)(3)	Los Angeles - South Bay	4/23/2021	—	—	16,350
19431 Santa Fe Avenue(3)	Los Angeles - South Bay	4/30/2021	14,793	3	10,500
4621 Guasti Road	San Bernardino - Inland Empire West	5/21/2021	64,512	1	13,335
12838 Saticoy Street	Los Angeles - San Fernando Valley	6/15/2021	100,390	1	27,250
19951 Mariner Avenue	Los Angeles - South Bay	6/15/2021	89,272	1	27,400
East 12th Street	Los Angeles - Central	6/17/2021	257,976	4	93,600
29120 Commerce Center Drive	Los Angeles - San Fernando Valley	6/22/2021	135,258	1	27,052
20304 Alameda Street	Los Angeles - South Bay	6/24/2021	77,758	2	13,500
Total 2021 Wholly-Owned Property Acquisitions			1,547,367	41	$420,400
(1)Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents acquisition of a redevelopment site.
(3)Represents acquisition of an industrial outdoor storage site.
(4)The acquisition of 7817 Woodley Avenue was funded through a combination of cash on hand and the assumption of $3.2 million of debt. This property is the remaining asset in the Van Nuys Airport Industrial Center Portfolio that we acquired in December 2020.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2021 Acquisitions
Assets:
Land	$309,250
Buildings and improvements	103,243
Tenant improvements	4,897
Acquired lease intangible assets(1)	12,833
Other acquired assets(2)	416
Total assets acquired	430,639

Liabilities:
Acquired lease intangible liabilities(3)	5,228
Notes payable(4)	3,346
Other assumed liabilities(2)	5,179
Total liabilities assumed	13,753
Net assets acquired	$416,886
(1)Acquired lease intangible assets is comprised of $11.7 million of in-place lease intangibles with a weighted average amortization period of 5.4 years and $1.1 million of above-market lease intangibles with a weighted average amortization period of 8.1 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition.
(3)Represents below-market lease intangibles with a weighted average amortization period of 3.4 years.
(4)In connection with the acquisition of one property, we assumed a mortgage loan from the seller. At the date of acquisition, the loan had a fair value of $3.3 million and a principal balance of $3.2 million.

    Dispositions
The following table summarizes information related to the properties that we sold during the six months ended June 30, 2021.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
14723-14825.25 Oxnard Street	Los Angeles - San Fernando Valley	2/12/2021	77,790	$19,250	$9,906
6760 Central Avenue, Unit B	San Bernardino - Inland Empire East	3/15/2021	9,943	1,530	954
11529-11547 Tuxford Street	Los Angeles - San Fernando Valley	5/20/2021	29,730	8,176	2,750
Total			117,463	$28,956	$13,610
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.

Real Estate Held for Sale
As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street in Van Nuys, California was classified as held for sale. As of June 30, 2021, we did not have any properties classified as held for sale.
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

4.    Acquired Lease Intangibles

    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases and above-market tenant leases, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	June 30, 2021	December 31, 2020
Acquired Lease Intangible Assets:
In-place lease intangibles	$202,348	$193,653
Accumulated amortization	(121,511)	(109,789)
In-place lease intangibles, net	$80,837	$83,864

Above-market tenant leases	$18,208	$17,079
Accumulated amortization	(9,485)	(8,771)
Above-market tenant leases, net	$8,723	$8,308
Acquired lease intangible assets, net	$89,560	$92,172

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(105,152)	$(101,297)
Accumulated accretion	39,506	34,041
Below-market tenant leases, net	$(65,646)	$(67,256)
Acquired lease intangible liabilities, net	$(65,646)	$(67,256)

    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
In-place lease intangibles(1)	$7,379	$5,752	$14,697	$11,574
Net below-market tenant leases(2)	$(3,386)	$(2,670)	$(6,098)	$(5,071)
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	0.850%	(2)	0.951%	(3)	2/13/2024	(4)
$225M Term Loan Facility	225,000	225,000	1.100%	(2)	2.474%	(5)	1/14/2023
$150M Term Loan Facility	150,000	150,000	0.950%	(2)	3.713%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes	400,000	400,000	n/a		2.125%		12/1/2030
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,100,000	$1,100,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$4,009	$4,065	n/a		4.080%		4/5/2023
$60M Term Loan(7)	58,499	58,499	1.70%		1.801%		8/1/2023	(7)
960-970 Knox Street(6)(8)	2,444	2,488	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,851	3,895	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,706	2,785	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,330	4,387	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,716	2,749	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(6)	15,492	15,661	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	4,037	4,072	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,207	2,293	n/a		5.125%		3/1/2031
7817 Woodley Avenue(6)	3,192	—	n/a		4.140%		8/1/2039
Total Secured Debt	$126,083	$123,494
Total Unsecured and Secured Debt	$1,226,083	$1,223,494
Less: Unamortized premium/discount and debt issuance costs(11)	(7,062)	(7,334)
Total	$1,219,021	$1,216,160
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2021 and includes the effect of interest rate swaps that were effective as of June 30, 2021. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
(2)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 0.725% to 1.400% per annum for the unsecured revolving credit facility, 0.90% to 1.75% per annum for the $225.0 million term loan facility and 0.80% to 1.60% per annum for the $150.0 million term loan facility, depending on our investment grade rating, which may change from time to time.
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
(5)As of June 30, 2021, interest on the $225.0 million term loan facility and $150 million term loan facility have been effectively fixed through the use of interest rate swaps. See Note 7 for details related to our interest rate swaps.
(6)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 960-970 Knox Street ($17,538), 7612-7642 Woodwind Drive ($24,270), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008) and 7817 Woodley Avenue ($20,855).
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of June 30, 2021, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2021 - December 31, 2021	$1,065
2022	2,177
2023	289,815
2024	13,415
2025	250,961
Thereafter	668,650
Total	$1,226,083
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
    Credit Agreement
On June 30, 2021, we exercised our option under the Third Amended and Restated Credit Agreement (the “Credit Agreement”) to utilize the accordion feature to increase the authorized borrowing capacity of our unsecured revolving credit facility (the “Revolver”) by $200.0 million from $500.0 million to $700.0 million. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the size of the Credit Agreement by a further $700.0 million, which may be comprised of additional revolving commitments under the Revolver, term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. Interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of June 30, 2021, the margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.

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
    On June 30, 2021, we did not have any borrowings outstanding under the Revolver, leaving $700.0 million available for future borrowings.
Amendment of $150 Million Term Loan
On June 30, 2021, we amended our $150 million unsecured term loan facility (the “$150 Million Term Loan”) to, among other things, reduce the applicable margin pursuant to which amounts outstanding under the $150 Million Term Loan bear interest. Following the amendment, the applicable Eurodollar rate margin ranges from 0.80% to 1.60% per annum and the applicable base rate margin ranges from 0.00% to 0.60% per annum, in each case, based on our credit rating.
    Debt Covenants
    The Credit Agreement, our $225 million unsecured term loan facility (the “$225 Million Term Loan Facility”), our $150 Million Term Loan Facility, our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
    We were in compliance with all of our required quarterly debt covenants as of June 30, 2021.

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
    For the three and six months ended June 30, 2021, we recognized $100.9 million and $197.8 million of rental income related to operating lease payments, of which $83.5 million and $163.6 million are for fixed lease payments and $17.4 million and $34.2 million are for variable lease payments, respectively. For the comparable three and six month-period ended June 30, 2020, we recognized $77.1 million and $152.2 million of rental income related to operating lease payments, of which $64.6 million and $127.5 million were for fixed lease payments and $12.5 million and $24.7 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2021 (in thousands):

Twelve Months Ended June 30,
2022	$325,484
2023	290,684
2024	238,078
2025	186,072
2026	142,768
Thereafter	358,438
Total	$1,541,524
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of June 30, 2021, our office space leases have remaining lease terms ranging from approximately five months to four years and some include options to renew. These renewal terms can extend the lease term from three to five years and are included in the lease term when it is reasonably certain that we will exercise the option. We also have one ground lease for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a remaining lease term of approximately two years, with two additional ten-year options to renew, and monthly rent of $9,000 through expiration.

    As of June 30, 2021, total ROU assets and lease liabilities were approximately $4.9 million and $5.8 million, respectively. As of December 31, 2020, total ROU assets and lease liabilities were approximately $5.6 million and $6.4 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
    The tables below present financial information associated with our leases for the three and six months ended June 30, 2021 and 2020, and as of June 30, 2021 and December 31, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	2021	2020	2021	2020
Operating lease cost(1)	$402	$316	$804	$621
Variable lease cost(1)	15	12	31	24
Total lease cost	$417	$328	$835	$645
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$375	$262	$681	$442
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$339	$—	$1,353

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term	3.7 years	4.2 years
Weighted-average discount rate(1)	2.95%	2.99%
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

    Maturities of lease liabilities as of June 30, 2021 were as follows (in thousands):

July 1, 2021 - December 31, 2021	$787
2022	1,615
2023	1,624
2024	1,600
2025	472
Thereafter	—
Total undiscounted lease payments	$6,098
Less imputed interest	(330)
Total lease liabilities	$5,768

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
    The following table sets forth a summary of our interest rate swaps at June 30, 2021 and December 31, 2020 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Liabilities(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$125,000	$125,000	$(843)	$(1,591)
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$100,000	$100,000	$(706)	$(1,333)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(11,145)	$(14,656)
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)As of June 30, 2021 and December 31, 2020, all of our derivatives were in a liability position and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
    The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(347)	$(1,920)	$1,458	$(17,318)
Amount of loss reclassified from AOCI into earnings under “Interest expense”	$(2,144)	$(1,694)	$(4,248)	$(2,124)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$9,593	$7,428	$19,345	$14,877

     We had an interest rate swap with a notional amount of $100.0 million and maturity date of August 14, 2021 (the “Swap”), that was used to hedge the monthly cash flows associated with $100 million of LIBOR-based variable-rate debt. In November 2020, in conjunction with the repayment of our $100 million term loan facility, we paid $1.2 million to terminate the Swap, which had an unrealized loss balance of $1.2 million in AOCI at the time of termination. Beginning from the termination date of the Swap (November 12, 2020) through the original maturity date of the Swap (August 14, 2021), we are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis. During the three months and six months ended June 30, 2021, we amortized $0.4 million and $0.8 million, respectively, from AOCI into interest expense related to this transaction and we will amortize the remaining $0.2 million loss into interest expense through August 14, 2021.
During the next twelve months, we estimate that an additional $5.7 million (including the remaining $0.2 million loss noted above) will be reclassified from AOCI into earnings as an increase to interest expense.
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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of June 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
    The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2021 and December 31, 2020, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(12,694)	$—	$(12,694)	$—
December 31, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(17,580)	$—	$(17,580)	$—
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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2021	$1,255,250	$—	$—	$1,255,250	$1,219,021
December 31, 2020	$1,276,217	$—	$—	$1,276,217	$1,216,160

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively, in management, leasing and development services revenue.

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
    As of June 30, 2021, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of June 30, 2021, we had commitments of approximately $26.2 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
    We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2021, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of June 30, 2021, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the outbreak of COVID-19 and related state and local government reactions.

In response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, have mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. Only a small number of municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), and in many of the local municipalities in which we operate, the eviction restrictions and rent deferment rights are set to expire by September 30, 2021, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent, and we are currently unable to predict the ultimate impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will continue to take advantage of the relief provided by the local government mandates authorizing the deferral of rent. The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own properties. For details related to rent relief provided to tenants since the pandemic, see Note 2 under “—COVID-19 Lease Concessions.”
    Tenant Concentration
    During the six months ended June 30, 2021, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Stockholders’ Equity
ATM Program
On November 9, 2020, we established an at-the-market equity offering program pursuant to which we may sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “$750 Million ATM Program”). In connection with the $750 Million ATM Program, we may sell shares of our common stock directly through sales agents or we may enter into forward equity sales agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our $750 Million ATM Program. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.
During the six months ended June 30, 2021, we directly sold a total of 2,415,386 shares of our common stock under the $750 Million ATM Program at a weighted average price of $49.61 per share, for gross proceeds of $119.8 million, and net proceeds of $118.3 million, after deducting the sales agents’ fee.
During the six months ended June 30, 2021, we also entered into forward equity sales agreements with certain financial institutions acting as forward purchasers under the $750 Million ATM Program with respect to 1,797,787 shares of our common stock at a weighted average initial forward sale price of $50.77 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of sale.
In June 2021, we physically settled the forward equity sale agreements related to the $750 Million ATM Program in full by issuing 1,797,787 shares of common stock in exchange for net proceeds of $91.2 million. The proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $50.71 per share.
As of June 30, 2021, approximately $508.1 million of common stock remains available to be sold under the $750 Million ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Forward Equity Offering
On May 24, 2021, we entered into forward equity sales agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9,000,000 shares of common stock (the “Forward Sales Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 9,000,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering. The net forward sale price that we will receive upon physical settlement of the agreements, which was initially $55.29 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
On June 21, 2021, we partially settled the Forward Sales Agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million. The net proceeds were calculated based on the net forward sale price on the settlement date of $55.26 per share.
We currently expect to physically settle the remaining 7,190,474 shares under the Forward Sales Agreements by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of November 23, 2022. As of June 30, 2021, the net forward sale price was $55.01 and would result in $395.5 million in cash proceeds upon physical settlement of the remaining shares under the Forward Sales Agreements.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the six months ended June 30, 2021 and 2020, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Six Months Ended June 30,
	2021	2020
Accumulated other comprehensive loss - beginning balance	$(17,709)	$(7,542)
Other comprehensive income (loss) before reclassifications	1,458	(17,318)
Amounts reclassified from accumulated other comprehensive loss to interest expense	4,248	2,124
Net current period other comprehensive income (loss)	5,706	(15,194)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(316)	522
Other comprehensive income (loss) attributable to common stockholders	5,390	(14,672)
Accumulated other comprehensive loss - ending balance	$(12,319)	$(22,214)

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
As of June 30, 2021, noncontrolling interests included 5,226,577 OP Units and 1,201,548 fully-vested LTIP units and performance units and represented approximately 4.5% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2021, 214,804 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $7.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

12.    Incentive Award Plan
    Second Amended and Restated 2013 Incentive Award Plan
On June 17, 2021, our stockholders approved the Second Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), superseding and replacing our prior incentive award plan. Pursuant to the Plan, we may make grants of restricted stock, LTIP units of partnership interest in our Operating Partnership (“LTIP Units”), performance units in our Operating Partnership (“Performance Units”), dividend equivalents and other stock based and cash awards to our non-employee directors, employees and consultants.
As of June 30, 2021, a total of 3,121,463 shares of common stock, LTIP Units and Performance Units remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
    The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the six months ended June 30, 2021:

	Unvested Awards
	Number of Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share	Number of LTIP Units	Weighted-Average Grant Date Fair Value per LTIP Unit
Balance at January 1, 2021	232,899	$38.43	236,646	$41.49
Granted	111,870	49.26	55,503	47.34
Forfeited	(19,079)	40.98	—	—
Vested(1)	(89,737)	35.20	(36,236)	46.54
Balance at June 30, 2021	235,953	$44.59	255,913	$42.05
(1)During the six months ended June 30, 2021, 28,334 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2021:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2021 - December 31, 2021	2,757	109,234	174,917
2022	94,931	85,056	253,900
2023	66,783	49,160	476,915
2024	47,369	6,232	—
2025	24,113	6,231	—
Total	235,953	255,913	905,732

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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expensed share-based compensation(1)	$4,463	$3,709	$8,724	$7,279
Capitalized share-based compensation(2)	96	56	174	113
Total share-based compensation	$4,559	$3,765	$8,898	$7,392
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and six months ended June 30, 2021 and 2020, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
    As of June 30, 2021, total unrecognized compensation cost related to all unvested share-based awards was $27.1 million and is expected to be recognized over a weighted average remaining period of 27 months.

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$26,037	$16,271	$56,680	$31,543
Less: Preferred stock dividends	(3,637)	(3,637)	(7,273)	(7,273)
Less: Net income attributable to noncontrolling interests	(1,710)	(1,084)	(3,679)	(1,801)
Less: Net income attributable to participating securities	(139)	(129)	(280)	(260)
Net income attributable to common stockholders –basic and diluted	$20,551	$11,421	$45,448	$22,209

Denominator:
Weighted average shares of common stock outstanding – basic	134,312,672	119,810,283	132,970,234	116,932,359
Effect of dilutive securities	507,070	257,893	326,467	258,895
Weighted average shares of common stock outstanding – diluted	134,819,742	120,068,176	133,296,701	117,191,254

Earnings per share — Basic
Net income attributable to common stockholders	$0.15	$0.10	$0.34	$0.19
Earnings per share — Diluted
Net income attributable to common stockholders	$0.15	$0.10	$0.34	$0.19
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
Shares issuable under forward equity sale agreements during the period prior to settlement are reflected in our calculation of weighted average shares of common stock outstanding – diluted using the treasury stock method.
    We also consider the effect of other potentially dilutive securities, including the Series 1 CPOP Units, Series 2 CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive.

14.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to June 30, 2021:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
4181 Ruffin Road	San Diego - Central	7/8/2021	150,144	1	$35,750
12017 Greenstone Avenue(1)	Los Angeles - Mid-Counties	7/16/2021	—	—	13,500
1901 East Via Burton(2)	Orange County - North	7/26/2021	—	—	24,211
Total			150,144	1	$73,461
(1)Represents acquisition of a 5.5 acre industrial outdoor storage site.
(2)Represents acquisition of a 5.8 acre redevelopment site.
Notice of Redemption of Series A Preferred Stock
On July 12, 2021, we announced that we will redeem all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) on August 16, 2021 (the “Redemption Date”). The redemption price for the Series A Preferred Stock is equal to $25.00 per share, plus all accrued and unpaid dividends on such shares up to but not including the Redemption Date, in an amount equal to $0.183594 per share, for a total payment of $25.183594 per share, or $90.7 million. Upon redemption of the outstanding Series A Preferred Stock on August 16, 2021, we will incur an associated non-cash charge of $3.3 million as a reduction to net income available to common stockholders for the related original issuance costs.
Dividends Declared
On July 19, 2021, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.24	September 30, 2021	October 15, 2021
OP Units	$0.24	September 30, 2021	October 15, 2021
5.875% Series A Cumulative Redeemable Preferred Stock(1)	$—	—	—
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2021	September 30, 2021
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2021	September 30, 2021
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2021	September 30, 2021
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2021	September 30, 2021
(1)In connection with the redemption of our Series A Preferred Stock described above, on the Redemption Date, holders of our Series A Preferred Stock will receive a pro-rated dividend for the period commencing on and including July 1, 2021 and ending on and including August 15, 2021. See “—Notice of Redemption of Series A Preferred Stock” above for additional information.

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
Company Overview
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, redevelop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property. We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
    As of June 30, 2021, our consolidated portfolio consisted of 266 properties with approximately 33.0 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
    Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt investments secured by industrial property in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add renovations and redevelopments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
2021 Year to Date Highlights
Acquisitions
•During the first quarter of 2021, we completed the acquisition of 11 properties, which included 0.7 million rentable square feet of buildings and 19.0 acres of low coverage outdoor storage sites and land for future redevelopment for an aggregate purchase price of $163.5 million.
•During the second quarter of 2021, we completed the acquisition of ten properties, which included 0.8 million rentable square feet of buildings and 15.5 acres of low coverage outdoor storage sites and land for future redevelopment for an aggregate purchase price of $256.9 million.
Dispositions
•During the first quarter of 2021, we sold two properties with a combined 0.1 million rentable square feet, for a total gross sales price of $20.8 million, and recognized $10.9 million in gains on sale of real estate.
•During the second quarter of 2021, we sold one property with 29,730 rentable square feet, for a gross sales price of $8.2 million, and recognized $2.8 million in gains on sale of real estate.
Equity
•During the first quarter of 2021, we issued 2,415,386 shares of common stock under our at-the-market equity offering program for gross proceeds of $119.8 million, or approximately $49.61 per share.
•During the first half of 2021, we entered into forward equity sales agreements with certain financial institutions acting as forward purchasers under our at-the-market equity offering program with respect to respect to 1,797,787 shares of common stock at a weighted average initial forward sale price of $50.77 per share. In June 2021, we physically settled these forward equity sales agreements by issuing 1,797,787 shares of common stock in exchange for net proceeds of $91.2 million.
•In May 2021, we entered into forward equity sales agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 9,000,000 shares of our common stock at an initial forward sale price of $55.29 per share, or $497.6 million. In June 2021, we partially settled these forward equity sales agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million.
•On July 12, 2021, we announced that we will redeem all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock on August 16, 2021, at a redemption price of $25.00 per share, plus all accrued and unpaid dividends through August 15, 2021.
Financing
•On June 30, 2021, we exercised the accordion option on our existing credit facility to increase the borrowing capacity of our senior unsecured revolving credit facility by $200.0 million to $700.0 million from $500.0 million.
•On June 30, 2021, we amended our $150 million unsecured term loan facility to, among other things, reduce the applicable LIBOR margin by 60 basis points so that our current pricing is LIBOR plus 0.95% per annum, subject to our credit ratings.
Repositioning & Redevelopment
•During the second quarter of 2021:
•We stabilized our redevelopment project that was branded as “The Merge” and our repositioning property located at 16221 Arthur Street, which have a combined 0.4 million rentable square feet;
•We completed the repositioning of two of our properties located at 8745-8775 Production Avenue and Rancho Pacifica Buildings 1 and 6, which were 46.6% and 50.0% occupied, respectively, and both 100% leased, as of June 30, 2021. These properties will stabilize in the third quarter of 2021 upon lease commencement. We also completed the redevelopment of our property located at 851 Lawrence Drive, and subsequent to June 30, 2021, we leased all four available units; and
•We pre-leased each of our repositioning/redevelopment properties located at 19007 Reyes Avenue and 29025-29055 Avenue Paine to a single tenant. The leases are expected to commence in the fourth quarter of 2021 subject to completion of repositioning/redevelopment site work.
Factors That May Influence Future Results of Operations

COVID-19 Update
In response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, have mandated a moratorium on all commercial evictions and have given tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. Only a small number of municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), and in many of the local municipalities in which we operate, the eviction restrictions and rent deferment rights are set to expire by September 30, 2021, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent, and we are currently unable to predict the ultimate impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will continue to take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
•As of July 22, 2021, we have collected 98.7% of our second quarter 2021 contractual billings, which includes contractual base rent (including COVID-19 related deferral billings) and tenant reimbursements charged to tenants.
•As of June 30, 2021, we had 1,532 leases representing in-place annualized base rent (“ABR”) of $340.8 million. ABR is defined/calculated as the monthly contractual base rent per the leases, excluding any rent abatements, as of June 30, 2021, multiplied by 12.
•Since the onset of the COVID-19 pandemic, we have provided rent relief to tenants in the form of deferred rent of approximately $4.6 million, or 1.4% of our ABR.
•As of July 22, 2021, we have collected approximately $3.9 million, or 97.6% of deferred rent payments due as of June 30, 2021.
•As of June 30, 2021, we had outstanding rent deferrals of $554,000, or 0.2% of ABR, of which $413,000 is due through the remainder of 2021.
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
    The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity, an expanding regional economy, substantial growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment.
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the second quarter of 2021 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. We have also observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution are driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand.
We believe our portfolio’s leasing performance during the first half of 2021 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were strong during the second quarter of 2021. Average asking lease rates increased significantly both quarter-over-quarter and year-over-year, and vacancy decreased quarter-over-quarter, with several submarkets achieving or retaining sub 1% vacancy rates, bringing overall vacancy below pre-pandemic levels. Current market conditions indicate rents are likely to increase throughout 2021, as demand has been consistently strong, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were strong during the second quarter of 2021. Average asking lease rates increased both quarter-over-quarter and year-over-year and vacancy was unchanged quarter-over-quarter, remaining at low levels. Current market conditions indicate rents are likely to continue to increase throughout 2021, as demand has accelerated over the year and there remains a continued low availability of industrial product in this region.
In San Diego, vacancy decreased quarter-over-quarter to a record low and average asking lease rates were increased quarter-over-quarter and year-over-year.
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
As of June 30, 2021, seven of our properties were under current repositioning or redevelopment and three of our properties were in the lease-up stage. In addition, we have a pipeline of 12 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the third quarter of 2021 and the third quarter of 2022. The tables below set forth a summary of these properties, as well the properties that were most recently stabilized in 2021 and 2020, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 6/30/21
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	4Q-2021	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	12,586	—	1Q-2021	1Q-2022	—%
19007 Reyes Avenue (South Bay)(5)	LA	—	—	2Q-2021	4Q-2021	100%
11600 Los Nietos Road (Mid-Counties)	LA	103,982	103,982	2Q-2021	1Q-2022	—%
Total Current Repositioning		281,739	269,153

Lease-up (Repositioning):
8745-8775 Production Avenue (Central SD)	SD	46,820	26,200	1Q-2021	2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(6)	LA	488,114	488,114	4Q-2020	2Q-2021	100%
Total Lease-up		534,934	514,314

Future Repositioning:
15650-15700 Avalon Boulevard (South Bay)(7)	LA	98,259	98,259	3Q-2021	1Q-2022	92%
900 East Ball Road (North OC)	OC	62,607	62.607	4Q-2021	2Q-2022	100%
8985 Crestmar Point (Central SD)	SD	56,550	56,550	4Q-2021	2Q-2022	87%
3441 MacArthur Boulevard (OC Airport)	OC	122,060	122,060	1Q-2022	4Q-2022	100%
Total Future Repositioning		339,476	339,476
– See footnotes starting on page 44 –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(8)	Start	Completion	Total Property Leased % at 6/30/21
Current Redevelopment:
29025-29055 Avenue Paine (San Fernando Valley)(9)	LA	111,260	1Q-2021	4Q-2021	100% (9)
415-435 Motor Avenue (San Gabriel Valley)	LA	94,315	2Q-2021	2Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	127,853	2Q-2021	1Q-2023	—%
Total Current Redevelopment		333,428

Lease-up (Redevelopment):
851 Lawrence Drive (Ventura)(10)	VC	90,773	4Q-2019	2Q-2021	—% (10)

Future Redevelopment:
9615 Norwalk Boulevard (Mid-Counties)(11)	LA	201,467	3Q-2021	4Q-2022	100%
15601 Avalon Boulevard (South Bay)(12)	LA	86,830	3Q-2021	4Q-2022	100%
9920-10020 Pioneer Blvd (Mid-Counties)	LA	165,449	3Q-2021	1Q-2023	5%
12752-12822 Monarch Street (West OC)(13)	OC	275,695	4Q-2021	4Q-2022	100%
4416 Azusa Canyon Road (San Gabriel Valley)(14)	LA	129,830	1Q-2022	4Q-2022	—%
8888-8892 Balboa Avenue (Central SD)	SD	120,900	1Q-2022	4Q-2022	21%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	1Q-2022	2Q-2023	100%
12772 San Fernando Road (San Fernando Valley)	LA	146,746	3Q-2022	3Q-2023	52%
Total Future Redevelopment		1,346,159

Stabilized(15)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 6/30/21
The Merge (Inland Empire West)	SB	333,544	2Q-2021	91%
16221 Arthur Street (Mid-Counties)	LA	61,372	2Q-2021	100%
Total 2021 Stabilized		394,916

2455 Conejo Spectrum Street (Ventura)	VC	98,218	1Q-2020	100%
635 8th Street (San Fernando Valley)	LA	72,250	1Q-2020	100%
16121 Carmenita Road (Mid-Counties)	LA	105,477	3Q-2020	100%
10015 Waples Court (Central SD)	SD	106,412	3Q-2020	100%
1210 North Red Gum Street (North OC)	OC	64,570	3Q-2020	100%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	37,417	3Q-2020	100%
29003 Avenue Sherman (San Fernando Valley)	LA	68,123	4Q-2020	100%
727 Kingshill Place (South Bay)	LA	46,005	4Q-2020	100%
Total 2020 Stabilized		598,472

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
(4)12133 Greenstone Avenue is a single tenant container storage facility with a 12,586 rentable square foot truck terminal building on 4.8 acres with excess land. As part of the repositioning, we plan to demolish the existing building.
(5)At 19007 Reyes Avenue, a 4.5 acre industrial site, we are clearing dysfunctional improvements and converting to a single tenant paved container storage facility. As of June 30, 2021, this property has been pre-leased with the lease expected to commence in the fourth quarter of 2021, subject to completion of repositioning work.
(6)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. As of June 30, 2021, the two remaining vacant units have been leased with leases expected to commence in August/September 2021.
(7)As of June 30, 2021, 15650-15700 Avalon Boulevard contains two buildings totaling 166,088 rentable square feet. Upon termination of the current short-term lease, we plan to demolish one of the existing buildings and reposition the property into a single-tenant low coverage facility which will have one 98,259 rentable square foot building at completion.
(8)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(9)As of June 30, 2021, 29025-29055 Avenue Paine has been pre-leased with the lease expected to commence in December 2021, subject to completion of redevelopment work.
(10)Subsequent to June 30, 2021, we leased all four units at 851 Lawrence Drive. As of the filing date of this Quarterly Report on Form 10-Q, this property is 100% leased.
(11)9615 Norwalk Boulevard is a 10.26 acre storage-yard with buildings totaling 26,362 rentable square feet. The property was leased to a tenant under a short term lease through June 30, 2021. We plan to demolish the existing buildings and construct a new 201,467 rentable square foot building.
(12)In February 2021, we leased 15601 Avalon Boulevard to a tenant under a short-term lease. Upon termination of the lease, we will demolish the existing building (63,690 rentable square feet) and construct a new 86,830 rentable square foot building.
(13)As of June 30, 2021, 12752-12822 Monarch Street contains two buildings totaling 276,585 rentable square feet. We plan to demolish one building with 98,360 rentable square feet and add a new 97,470 rentable square foot building after the in-place lease terminates. At completion, the total project will contain 275,695 rentable square feet.
(14)At 4416 Azusa Canyon Road, we will demolish the existing building (70,510 rentable square feet) and construct a new 129,830 rentable square foot building upon termination of the in-place lease.
(15)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
    Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $0.9 million and $1.6 million of interest expense and $0.4 million and $0.8 million of insurance and real estate tax expenses during the three and six months ended June 30, 2021, respectively, related to our repositioning and redevelopment projects.

Rental Revenues
    Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.

    Occupancy Rates
    As of June 30, 2021, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.4% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 98.2% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
    As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of June 30, 2021, seven of our properties with a combined 0.6 million rentable square feet at completion are under current repositioning or redevelopment, and three additional properties with a combined 0.6 million rentable square feet are in the lease-up stage. Additionally, we have a near-term pipeline of 12 repositioning and redevelopment projects with a combined 1.7 million of estimated rentable square feet at completion. Vacant space at these properties is concentrated in our Los Angeles, Orange County, San Diego and Ventura markets and represents 2.9% of our total consolidated portfolio square footage as of June 30, 2021. Including vacant space at these properties, our weighted average occupancy rate as of June 30, 2021 in our Los Angeles, Orange County, San Diego and Ventura markets was 95.0%, 95.1%, 94.7% and 93.5%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of June 30, 2021, in these markets was 98.4%, 98.6%, 97.7% and 97.0%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
    The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County and San Diego markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain positive in 2021, and the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth; however, there can be no assurance that recent positive market trends will continue, due in part to the ongoing COVID-19 pandemic and the impact it will have on the global economy and our local infill Southern California markets.

    Leasing Activity and Rental Rates
    The following tables set forth our leasing activity for new and renewal leases for the three and six months ended June 30, 2021:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2021	52	909,694	5.2	$12.52	43.8%	26.7%
Q2-2021	71	1,207,516	5.7	$15.48	38.9%	25.3%
Total/Weighted Average	123	2,117,210	5.5	$14.21	40.8%	25.8%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2021	70	1,049,547	4.6	$12.93	48.5%	35.4%	120	1,781,667	79.2%
Q2-2021	68	981,781	4.1	$11.96	30.7%	18.8%	121	1,881,074	74.0%
Total/Weighted Average	138	2,031,328	4.3	$12.46	39.2%	26.7%	241	3,662,741	76.6%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2021, exclude 33 leases aggregating 1,144,913 rentable square feet for which there was no comparable lease data. Of these 33 excluded leases, 11 leases aggregating 687,102 rentable square feet are leases of recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2021, exclude four leases totaling 102,577 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months.
(6)Includes leases totaling 789,989 rentable square feet that expired during the six months ended June 30, 2021, for which the space has been or will be placed into repositioning or redevelopment.
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
    Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of June 30, 2021, we have seven current repositioning/redevelopment projects with estimated construction completion periods ranging from the fourth quarter of 2021 through the first quarter of 2023, and additional repositioning and redevelopment projects in our pipeline with estimated completion dates through the third quarter of 2023. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.

Scheduled Lease Expirations
    Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2021, for each of the 10 full and partial calendar years beginning with 2021 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	920,299	2.8%	$—	—%	$—
Current Repositioning(6)	—	599,896	1.8%	—	—%	$—
MTM Tenants	12	202,097	0.6%	2,783	0.8%	$13.77
Remainder of 2021	171	1,779,375	5.4%	19,815	5.8%	$11.14
2022	403	4,821,913	14.6%	53,539	15.7%	$11.10
2023	358	4,732,192	14.4%	54,088	15.9%	$11.43
2024	273	5,245,138	15.9%	55,944	16.4%	$10.67
2025	129	4,028,996	12.2%	40,522	11.9%	$10.06
2026	115	5,028,637	15.3%	52,022	15.3%	$10.35
2027	16	1,202,372	3.6%	11,390	3.4%	$9.47
2028	12	591,074	1.8%	6,810	2.0%	$11.52
2029	9	550,549	1.7%	6,917	2.0%	$12.56
2030	12	1,320,331	4.0%	15,132	4.4%	$11.46
Thereafter	22	1,932,516	5.9%	21,864	6.4%	$11.31
Total Consolidated Portfolio	1,532	32,955,385	100.0%	$340,826	100.0%	$10.84
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2021, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2021.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of June 30, 2021.
(5)Represents vacant space (not under repositioning) as of June 30, 2021. Includes leases aggregating 415,219 rentable square feet that had been signed but had not yet commenced as of June 30, 2021.
(6)Represents vacant space at properties that were classified as repositioning or redevelopment properties as of June 30, 2021. Excludes stabilized properties and properties in lease-up. Refer to the table under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” for additional details related to these properties
    As of June 30, 2021, in addition to 0.9 million rentable square feet of currently available space in our portfolio and 0.6 million rentable square feet of vacant space under current repositioning, leases representing 5.4% and 14.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2021 and 2022, respectively. During the six months ended June 30, 2021, we renewed 138 leases for 2.0 million rentable square feet, resulting in a 76.6% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the six months ended June 30, 2021, new and renewal leases had a weighted average term of 5.5 and 4.3 years, and we expect future new and renewal leases to have similar terms.
    The leases scheduled to expire during the remainder of 2021 and 2022 represent approximately 5.8% and 15.7% respectively, of the total annualized base rent for our portfolio as of June 30, 2021. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2021 and 2022 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described under “—Market and Portfolio Fundamentals” above, we expect market dynamics to remain strong and that these positive trends will continue to provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2021 will show positive renewal rates and leasing spreads.
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

Taxable REIT Subsidiary
As of June 30, 2021, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2021 and 2020.

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
    For the three and six months ended June 30, 2021 and 2020, our Stabilized Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2020 through June 30, 2021, and that were stabilized prior to January 1, 2020, which consisted of 195 properties aggregating approximately 24.7 million rentable square feet. Results for our Stabilized Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2020 through June 30, 2021, properties classified as current or future repositioning, redevelopment or lease-up during 2021 or 2020, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Stabilized Same Properties Portfolio, our Total Portfolio includes the 59 properties aggregating approximately 6.5 million rentable square feet that were purchased between January 1, 2020 and June 30, 2021, and the seven properties aggregating approximately 0.4 million rentable square feet that were sold between January 1, 2020 and June 30, 2021.
    At June 30, 2021 and 2020, our Stabilized Same Properties Portfolio occupancy was approximately 98.4% and 97.4%, respectively. For the three months ended June 30, 2021 and 2020, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 98.5% and 97.5%, respectively. Comparatively, for the six months ended June 30, 2021 and 2020, our Stabilized Same Properties Portfolio weighted average occupancy was approximately 98.4% and 97.7%.

    Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020
    The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
	2021	2020		Change	2021	2020		Change
REVENUES
Rental income	$79,376	$72,682	$6,694	9.2%	$104,236	$79,770	$24,466	30.7%
Management, leasing and development services	—	—	—	—%	109	114	(5)	(4.4)%
Interest income	—	—	—	—%	15	66	(51)	(77.3)%
TOTAL REVENUES	79,376	72,682	6,694	9.2%	104,360	79,950	24,410	30.5%
OPERATING EXPENSES
Property expenses	17,940	16,887	1,053	6.2%	24,555	18,884	5,671	30.0%
General and administrative	—	—	—	—%	10,695	8,972	1,723	19.2%
Depreciation and amortization	24,329	25,480	(1,151)	(4.5)%	36,228	28,381	7,847	27.6%
TOTAL OPERATING EXPENSES	42,269	42,367	(98)	(0.2)%	71,478	56,237	15,241	27.1%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	2	14	(12)	(85.7)%
Interest expense	—	—	—	—%	9,593	7,428	2,165	29.1%
TOTAL EXPENSES	42,269	42,367	(98)	(0.2)%	81,073	63,679	17,394	27.3%
Gains on sale of real estate	—	—	—	—%	2,750	—	2,750	—%
NET INCOME	$37,107	$30,315	$6,792	22.4%	$26,037	$16,271	$9,766	60.0%

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

	Stabilized Same Properties Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
Category	2021	2020		Change	2021	2020		Change
Rental revenue(1)	$66,563	$61,451	$5,112	8.3%	$86,814	$67,349	$19,465	28.9%
Tenant reimbursements (2)	12,595	11,254	1,341	11.9%	17,119	12,433	4,686	37.7%
Other income(3)	218	(23)	241	1,047.8%	303	(12)	315	2,625.0%
Rental income	$79,376	$72,682	$6,694	9.2%	$104,236	$79,770	$24,466	30.7%
    Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $6.7 million, or 9.2%, and $24.5 million, or 30.7%, respectively, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, for the reasons described below:
(1) Rental Revenue
    Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $5.1 million, or 8.3%, and $19.5 million, or 28.9%, respectively, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, an increase in the weighted average occupancy of the portfolio and a net increase in rental revenue due to bad debt recoveries and a decrease in reserves for tenant and deferred rent receivables, partially offset by a decrease in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 59 properties we acquired between January 1, 2020, and June 30, 2021.
(2) Tenant Reimbursements
    Our Stabilized Same Properties Portfolio tenant reimbursements revenue increased by $1.3 million, or 11.9%, and our Total Portfolio tenant reimbursements revenue increased by $4.7 million, or 37.7%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio, an increase in recoverable property expenses, and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 59 properties we acquired between January 1, 2020 and June 30, 2021.
(3) Other Income
    Our Stabilized Same Properties Portfolio and Total Portfolio other income increased by $0.2 million, or 1,047.8%, and $0.3 million, or 2,625.0%, respectively, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to an increase in miscellaneous income and the reversal of prior period late fee income in 2020.
Management, Leasing and Development Services
    Our Total Portfolio management, leasing and development services revenue decreased by $5 thousand, or 4.4%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Interest Income
    Interest income decreased by $0.1 million, or 77.3%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
    Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $1.1 million, or 6.2%, and $5.7 million, or 30.0%, respectively, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to increases in repairs and maintenance expense, including non-recoverable costs related to fire and water damage at two properties, real estate tax expense relating to California Proposition 13 annual increases, allocated overhead costs reflecting a higher employee headcount and insurance expense due to increased premiums. Our Total Portfolio property expenses were also impacted by incremental expenses from the 59 properties we acquired between January 1, 2020, and June 30, 2021.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $1.7 million, or 19.2%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to increases in non-cash equity compensation expense, accrued bonus expense and payroll related costs due to a higher employee headcount.
Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $1.2 million, or 4.5%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2020, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2020. Our Total Portfolio depreciation and amortization expense increased by $7.8 million, or 27.6%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the incremental expense from the 59 properties we acquired between January 1, 2020, and June 30, 2021.
Acquisition Expenses
    Our Total Portfolio acquisition expenses decreased by $12 thousand, or 85.7%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Interest Expense
    Our Total Portfolio interest expense increased by $2.2 million, or 29.1%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in interest expense is primarily comprised of the following: (i) a $2.1 million increase due to the issuance of $400.0 million of 2.125% senior notes in November 2020, (ii) a $0.2 million increase due to the assumption of $66.4 million of debt as part of the consideration for the acquisition of 11 properties during 2020 and one additional property during 2021 and (iii) a $0.2 million decrease in capitalized interest related to our repositioning and redevelopment properties. These increases were partially offset by a $0.3 million net decrease in interest expense related to the repayment of our $100.0 million term loan facility and termination of the related interest rate swap in November 2020 (see Note 7 to the consolidated financial statements for additional details).
Gains on Sale of Real Estate
    During the three months ended June 30, 2021, we recognized gains on sale of real estate of $2.8 million from the disposition of one property that was sold for a gross sales price of $8.2 million. During the three months ended June 30, 2020, we did not complete any property dispositions.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
    The following table summarizes the historical results of operations for our Stabilized Same Properties Portfolio and Total Portfolio for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Stabilized Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
	2021	2020		Change	2021	2020		Change
REVENUES
Rental income	$156,724	$145,648	$11,076	7.6%	$203,880	$157,260	$46,620	29.6%
Management, leasing and development services	—	—	—	—%	214	207	7	3.4%
Interest income	—	—	—	—%	29	163	(134)	(82.2)%
TOTAL REVENUES	156,724	145,648	11,076	7.6%	204,123	157,630	46,493	29.5%
OPERATING EXPENSES
Property expenses	35,294	33,683	1,611	4.8%	48,130	36,998	11,132	30.1%
General and administrative	—	—	—	—%	22,175	18,289	3,886	21.2%
Depreciation and amortization	48,959	51,607	(2,648)	(5.1)%	71,372	55,904	15,468	27.7%
TOTAL OPERATING EXPENSES	84,253	85,290	(1,037)	(1.2)%	141,677	111,191	30,486	27.4%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	31	19	12	63.2%
Interest expense	—	—	—	—%	19,345	14,877	4,468	30.0%
TOTAL EXPENSES	84,253	85,290	(1,037)	(1.2)%	161,053	126,087	34,966	27.7%
Gains on sale of real estate	—	—	—	—%	13,610	—	13,610	—%
NET INCOME	$72,471	$60,358	$12,113	20.1%	$56,680	$31,543	$25,137	79.7%
Rental Income
    The following table reports the breakdown of 2021 and 2020 rental income, as reported prior to the adoption of ASC 842 (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Stabilized Same Properties Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
Category	2021	2020		Change	2021	2020		Change
Rental revenue(1)	$131,494	$122,957	$8,537	6.9%	$169,667	$132,604	$37,063	28.0%
Tenant reimbursements (2)	24,911	22,509	2,402	10.7%	33,763	24,426	9,337	38.2%
Other income(3)	319	182	137	75.3%	450	230	220	95.7%
Rental income	$156,724	$145,648	$11,076	7.6%	$203,880	$157,260	$46,620	29.6%
    Our Stabilized Same Properties Portfolio and Total Portfolio rental income increased by $11.1 million, or 7.6%, and $46.6 million, or 29.6%, respectively, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, for the reasons described below:

(1) Rental Revenue
    Our Stabilized Same Properties Portfolio and Total Portfolio rental revenue increased by $8.5 million, or 6.9%, and $37.1 million, or 28.0%, respectively, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in our Stabilized Same Properties Portfolio rental revenue is primarily due to the increase in average rental rates on new and renewal leases, an increase in the weighted average occupancy of the portfolio, and a net increase in rental revenue due to bad debt recoveries and a decrease in reserves for tenant and deferred rent receivables, partially offset by a decrease in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 59 properties we acquired between January 1, 2020, and June 30, 2021.
(2) Tenant Reimbursements
    Our Stabilized Same Properties Portfolio tenant reimbursements revenue increased by $2.4 million, or 10.7%, and our Total Portfolio tenant reimbursements revenue increased by $9.3 million, or 38.2% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in our Stabilized Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio, an increase in recoverable property expenses and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 59 properties we acquired between January 1, 2020 and June 30, 2021.
(3) Other Income
    Our Stabilized Same Properties Portfolio and Total Portfolio other income increased by $0.1 million, or 75.3%, and $0.2 million, or 95.7%, respectively, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to an increase in miscellaneous income and the reversal of prior period late fee income in 2020.
Management, Leasing and Development Services
    Our Total Portfolio management, leasing and development services revenue increased by $7 thousand, or 3.4%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Interest Income
    Interest income decreased by $0.1 million, or 82.2%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to a decrease in both the average cash balance invested in money market accounts and the average interest rate earned.
Property Expenses
    Our Stabilized Same Properties Portfolio and Total Portfolio property expenses increased by $1.6 million, or 4.8%, and $11.1 million, or 30.1%, respectively, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in our Stabilized Same Properties Portfolio property expenses is primarily due to increases in real estate tax expense relating to California Proposition 13 annual increases, repairs and maintenance expense, including non-recoverable costs related to fire and water damage at two properties, allocated overhead costs reflecting a higher employee headcount, insurance expense and utilities expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 59 properties we acquired between January 1, 2020, and June 30, 2021.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $3.9 million, or 21.2%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to increases in non-cash equity compensation expense, payroll related costs due to a higher employee headcount and accrued bonus expense.

Depreciation and Amortization
Our Stabilized Same Properties Portfolio depreciation and amortization expense decreased by $2.6 million, or 5.1%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2020, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2020. Our Total Portfolio depreciation and amortization expense increased by $15.5 million, or 27.7%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the incremental expense from the 59 properties we acquired between January 1, 2020, and June 30, 2021.
Acquisition Expenses
    Our Total Portfolio acquisition expenses increased by $12 thousand or 63.2%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Interest Expense
    Our Total Portfolio interest expense increased by $4.5 million, or 30.0%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in interest expense is primarily comprised of the following: (i) a $4.3 million increase related to the issuance of $400.0 million of 2.125% senior notes in November 2020, (ii) a $0.7 million increase due to the assumption of $66.4 million of debt as part of the consideration for the acquisition of 11 properties during 2020 and one additional property during 2021 and (iii) a $0.3 million decrease in capitalized interest related to our repositioning and redevelopment properties. These increases were partially offset by the following decreases: (i) a $0.7 million net decrease related to the repayment of our $100.0 million term loan facility and termination of the related interest rate swap in November 2020 (see Note 7 to the consolidated financial statements for additional details) and (ii) a $0.4 million decrease related to our variable rate $60 million term loan due to a decrease in LIBOR.
Gains on Sale of Real Estate
During the six months ended June 30, 2021, we recognized gains on sale of real estate of $13.6 million from the disposition of three properties that were sold for an aggregate gross sales price of $29.0 million. During the six months ended June 30, 2020, we did not complete any property dispositions.

Non-GAAP Supplemental Measure: Funds From Operations
    We calculate funds from operations (“FFO”) attributable to common stockholder in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable operating property or assets incidental to our business, impairment losses of depreciable operating property or assets incidental to our business, real estate related depreciation and amortization (excluding amortization of deferred financing costs and amortization of above/below-market lease intangibles) and after adjustments for unconsolidated joint ventures.
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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$26,037	$16,271	$56,680	$31,543
Add:
Depreciation and amortization	36,228	28,381	71,372	55,904
Deduct:
Gains on sale of real estate	2,750	—	13,610	—
Funds From Operations (FFO)	$59,515	$44,652	$114,442	$87,447
Less: preferred stock dividends	(3,637)	(3,637)	(7,273)	(7,273)
Less: FFO attributable to noncontrolling interest(1)	(3,256)	(2,005)	(6,390)	(3,455)
Less: FFO attributable to participating securities(2)	(224)	(192)	(433)	(387)
FFO attributable to common stockholders	$52,398	$38,818	$100,346	$76,332
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
    NOI on a cash-basis (“Cash NOI”) is a non-GAAP measure, which we calculate by adding or subtracting the following items from NOI: (i) fair value lease revenue and (ii) straight-line rental revenue adjustments. We use Cash NOI, together with NOI, as a supplemental performance measure. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.
    The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental income	$104,236	$79,770	203,880	157,260
Property expenses	24,555	18,884	48,130	36,998
Net Operating Income	$79,681	$60,886	$155,750	$120,262
Amortization of (below) above market lease intangibles, net	(3,386)	(2,669)	(6,098)	(5,071)
Straight line rental revenue adjustment	(4,840)	(6,212)	(9,039)	(7,884)
Cash Net Operating Income	$71,455	$52,005	$140,613	$107,307

    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$26,037	$16,271	$56,680	$31,543
Add:
General and administrative	10,695	8,972	22,175	18,289
Depreciation and amortization	36,228	28,381	71,372	55,904
Acquisition expenses	2	14	31	19
Interest expense	9,593	7,428	19,345	14,877
Deduct:
Management, leasing and development services	109	114	214	207
Interest income	15	66	29	163
Gains on sale of real estate	2,750	—	13,610	—
Net Operating Income	$79,681	$60,886	$155,750	$120,262
Amortization of (below) above market lease intangibles, net	(3,386)	(2,669)	(6,098)	(5,071)
Straight line rental revenue adjustment	(4,840)	(6,212)	(9,039)	(7,884)
Cash Net Operating Income	$71,455	$52,005	$140,613	$107,307

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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$26,037	$16,271	$56,680	$31,543
Interest expense	9,593	7,428	19,345	14,877
Depreciation and amortization	36,228	28,381	71,372	55,904
Gains on sale of real estate	(2,750)	—	(13,610)	—
EBITDAre	$69,108	$52,080	$133,787	$102,324

Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At June 30, 2021, the Operating Partnership had issued and outstanding $400.0 million of 2.125% senior notes due 2030 (the “$400 Million Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
    As of June 30, 2021, our cash and cash equivalents were $64.2 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $700.0 million available for future borrowings.
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
During the six months ended June 30, 2021, we directly sold a total of 2,415,386 shares of our common stock under the $750 Million ATM Program at a weighted average price of $49.61 per share, for gross proceeds of $119.8 million, and net proceeds of $118.3 million, after deducting the sales agents’ fee.
During the six months ended June 30, 2021, we also entered into forward equity sales agreements with certain financial institutions acting as a forward purchasers under the $750 Million ATM Program with respect to 1,797,787 shares of our common stock at a weighted average initial forward sale price of $50.77 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of sale.
In June 2021, we physically settled the forward equity sale agreements related to the $750 Million ATM Program in full by issuing 1,797,787 shares of common stock in exchange for net proceeds of $91.2 million. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $50.71 per share.
    As of June 30, 2021, approximately $508.1 million of common stock remains available to be sold under the $750 Million ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $750 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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

On May 24, 2021, we entered into forward equity sales agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9,000,000 shares of common stock (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 9,000,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering. The net forward sale price that we will receive upon physical settlement of the agreements, which was initially $55.29 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
On June 21, 2021, we partially settled the Forward Sales Agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million. The net proceeds were calculated based on the net forward sale price on the settlement date of $55.26 per share.
We currently expect to physically settle the remaining 7,190,474 shares under the Forward Sales Agreements by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of November 23, 2022. As of June 30, 2021, the net forward sale price was $55.01 and would result in $395.5 million in cash proceeds upon physical settlement of the remaining shares under the Forward Sales Agreements.
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
During the six months ended June 30, 2021, we completed the sale of three properties for a total gross sales price of $29.0 million and total net cash proceeds of $27.7 million. The net cash proceeds were used to partially fund the acquisition of five properties during the six months ended June 30, 2021, through 1031 Exchange transactions.
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
    Credit Agreement
On June 30, 2021, we exercised our option under the Third Amended and Restated Credit Agreement (the “Credit Agreement”) to utilize the accordion feature to increase the authorized borrowing capacity of our unsecured revolving credit facility (the “Revolver”) by $200.0 million from $500.0 million to $700.0 million. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the size of the Credit Agreement by an additional $700.0 million, which may be comprised of additional revolving commitments under the Revolver, term loan tranches or any combination of the foregoing.

The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. Interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of June 30, 2021, the margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
    As of the filing date of this Quarterly Report on Form 10-Q, we had $62.0 million outstanding under the Revolver, leaving $638.0 million available for future borrowings.
Uses of Liquidity
Acquisitions
    One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we have acquired 24 properties with 1.7 million rentable square feet of buildings and 45.8 acres of low coverage outdoor storage sites and land for future redevelopment for an aggregate purchase price of $493.9 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have over $650 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See Note 3 “Investments in Real Estate” to the Consolidated Financial Statements for a summary of the properties we acquired during the six months ended June 30, 2021.
Recurring and Nonrecurring Capital Expenditures
    Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of June 30, 2021, 10 of our properties were under current repositioning, redevelopment, or lease-up and we have a pipeline of 12 additional properties for which we anticipate beginning construction work during 2021/2022. We currently estimate that approximately $201.0 million of capital will be required over the next three full and partial years (2021-2023), to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which has and may continue to cause delays or which may increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $750 Million ATM Program and borrowings available under the Revolver.

    The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2021
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$38,552	18,826,541	$2.05
Recurring Capital Expenditures(5)	4,594	32,065,289	$0.14
Total Capital Expenditures	$43,146
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
Contractual Obligations
    Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2021. See Note 5 “Notes Payable” to the Consolidated Financial Statements for information regarding our minimum future principal payments due on our outstanding debt. See Note 6 “Leases” to the Consolidated Financial Statements for information regarding our future minimum office lease payments. See Note 10 “Commitments and Contingencies” to the Consolidated Financial Statements for information regarding our commitments for tenant improvement and construction work.
Notice of Redemption of Series A Preferred Stock
On July 12, 2021, we announced that we will redeem all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) on August 16, 2021 (the “Redemption Date”). The redemption price for the Series A Preferred Stock is equal to $25.00 per share, plus all accrued and unpaid dividends on such shares up to but not including the Redemption Date, in an amount equal to $0.183594 per share, for a total payment of $25.183594 per share, or $90.7 million. Upon redemption of the outstanding Series A Preferred Stock on August 16, 2021, we will incur an associated non-cash charge of $3.3 million as a reduction to net income available to common stockholders for the related original issuance costs.
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

    On July 19, 2021, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.24	September 30, 2021	October 15, 2021
OP Units	$0.24	September 30, 2021	October 15, 2021
5.875% Series A Cumulative Redeemable Preferred Stock(1)	$—	—	—
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2021	September 30, 2021
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2021	September 30, 2021
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2021	September 30, 2021
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2021	September 30, 2021
(1)In connection with the redemption of our Series A Preferred Stock described above, on the Redemption Date, holders of our Series A Preferred Stock will receive a pro-rated dividend for the period commencing on and including July 1, 2021 and ending on and including August 15, 2021. See “—Notice of Redemption of Series A Preferred Stock” above for additional information.

Consolidated Indebtedness
    The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2021:

	Contractual Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	2/13/2024	(4)	0.850%	(5)	0.951%		$—
$225M Term Loan Facility	1/14/2023		1.100%	(5)	2.474%	(6)	225,000	1/14/2022
$150M Term Loan Facility	5/22/2025		0.950%	(5)(7)	3.713%	(8)	150,000	11/22/2024
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes	12/1/2030		n/a		2.125%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,100,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$4,009
$60M Term Loan	8/1/2023	(9)	1.700%		1.801%		58,499
960-970 Knox Street	11/1/2023		n/a		5.000%		2,444
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,851
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,706
5160 Richton Street	11/15/2024		n/a		3.790%		4,330
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,716
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		15,492
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,037
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,207
7817 Woodley Avenue	8/1/2039		n/a		4.140%		3,192
Total Secured Debt							$126,083
Total Consolidated Debt					2.990%		$1,226,083
(1)Includes the effect of interest rate swaps that were effective as of June 30, 2021.  Assumes a 1-month LIBOR rate of 0.10050% as of June 30, 2021, as applicable. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $7.1 million as of June 30, 2021.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.125% to 0.30% per annum depending upon our investment grade rating.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margin will range from 0.725% to 1.400% per annum for the Revolver, 0.90% to 1.75% per annum for the $225 Million Term Loan Facility and 0.80% to 1.60% per annum for the $150 Million Term Loan Facility, depending on our investment grade rating, which may change from time to time.

(6)As of June 30, 2021, the $225 Million Term Loan Facility has been effectively fixed at 1.374% plus the applicable LIBOR margin through the use of two interest rate swaps as follows: (i) $125 million with a strike rate of 1.349% and an effective date of February 14, 2018, and (ii) $100 million with a strike rate of 1.406% and an effective date of August 14, 2018, plus the applicable LIBOR margin.
(7)On June 30, 2021, we amended the $150 Million Term Loan to reduce the applicable LIBOR margin from a range of 1.40% to 2.35% per annum to a range of 0.80% to 1.60% per annum, based on our credit ratings.
(8)As of June 30, 2021, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.
(9)The $60 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

    The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2021:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	6.4	3.05%	3.05%	$1,167,584	95%
Variable	2.1	LIBOR + 1.70%	1.80%	$58,499	5%
Secured vs. Unsecured:
Secured	4.0		3.03%	$126,083	10%
Unsecured	6.4		2.98%	$1,100,000	90%
(1)Includes the effect of interest rate swaps that were effective as of June 30, 2021.  Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.  Assumes a one-month LIBOR rate of 0.10050% as of June 30, 2021, as applicable.
(2)Excludes unamortized debt issuance costs and discounts totaling $7.1 million as of June 30, 2021.
    At June 30, 2021, we had total consolidated indebtedness of $1.2 billion, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 2.99% and an average term-to-maturity of 6.2 years.  As of June 30, 2021, $1.2 billion, or 95% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($792.6 million) or an interest rate swap ($375.0 million).
    At June 30, 2021, we had consolidated indebtedness of $1.2 billion, reflecting a net debt to total combined market capitalization of approximately 12.0%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
    We were in compliance with all of our quarterly debt covenants as of June 30, 2021.

Cash Flows
Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
    The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Cash provided by operating activities	$101,677	$71,179	$30,498
Cash used in investing activities	$(449,158)	$(210,317)	$(238,841)
Cash provided by financing activities	$234,203	$314,721	$(80,518)
    Net cash provided by operating activities. Net cash provided by operating activities increased by $30.5 million to $101.7 million for the six months ended June 30, 2021, compared to $71.2 million for the six months ended June 30, 2020.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2020, the increase in Cash NOI from our Stabilized Same Properties Portfolio and changes in working capital, partially offset by an increase in cash interest paid for comparable periods.
    Net cash used in investing activities. Net cash used in investing activities increased by $238.8 million to $449.2 million for the six months ended June 30, 2021, compared to $210.3 million for the six months ended June 30, 2020. The increase was primarily attributable to a $250.3 million increase in cash paid for property acquisitions and acquisition related deposits and a $16.3 million increase in cash paid for construction and repositioning/redevelopment projects, partially offset by a $27.7 million increase in proceeds from the sale of three properties during the current period.
    Net cash provided by financing activities. Net cash provided by financing activities decreased by $80.5 million to $234.2 million for the six months ended June 30, 2021, compared to $314.7 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decrease of $64.9 million in net cash proceeds from the issuance of shares of our common stock and an increase of $16.0 million in dividends and distributions paid to common stockholders and unit holders resulting from the increase in the number of common shares and units outstanding and the increase in our quarterly per share cash dividend, partially offset by a decrease of $1.3 million in deferred loan costs paid for comparable periods.

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
    As of June 30, 2021, the $225 Million Term Loan Facility has been effectively fixed through the use of two interest rate swaps. The first interest rate swap has a notional value of $125.0 million, an effective date of February 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.349% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility. The second interest rate swap has a notional value of $100.0 million, an effective date of August 14, 2018, a maturity date of January 14, 2022, and currently fixes the annual interest rate payable at 1.406% plus an applicable LIBOR margin under the terms of the $225 Million Term Loan Facility.
    As of June 30, 2021, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
    At June 30, 2021, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $1.23 billion. Of this total amount, $1.17 billion, or 95%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.5 million, or 5%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of June 30, 2021, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.1 million annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report.
    Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021(1)	67	$55.55	N/A	N/A
May 1, 2021 to May 31, 2021(1)	121	$55.17	N/A	N/A
June 1, 2021 to June 30, 2021	—	$—	N/A	N/A
	188	$55.31	N/A	N/A
(1)In April 2021 and May 2021, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.1
Confirmation of Registered Forward Transaction, dated May 24, 2021, by and between Rexford Industrial Realty, Inc. and JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on May 27, 2021)

10.2
Confirmation of Registered Forward Transaction, dated May 24, 2021, by and between Rexford Industrial Realty, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on May 27, 2021)

10.3
Joinder Agreement to the Third Amended and Restated Credit Agreement, dated as of June 30, 2021, by each of Goldman Sachs Bank USA, Mizuho Bank, Ltd. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the registrant on July 1, 2021)

10.4
Second Amendment to Credit Agreement, dated as of June 30, 2021, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Capital One, National Association, as administrative agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the registrant on July 1, 2021)

10.5*†	Second Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan
22.1*	List of Issuers of Guaranteed Securities
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.
104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*    Filed herein
†    Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Rexford Industrial Realty, Inc.

July 26, 2021	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

July 26, 2021	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

July 26, 2021	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)