Form 10-Q
period 2021-09-30
Rexford Industrial Realty, Inc.
filed 2021-10-26
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 21, 2021 was 151,487,390.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Land	$3,714,038	$2,636,816
Buildings and improvements	2,466,435	2,201,187
Tenant improvements	124,156	84,462
Furniture, fixtures and equipment	132	132
Construction in progress	50,823	25,358
Total real estate held for investment	6,355,584	4,947,955
Accumulated depreciation	(452,019)	(375,423)
Investments in real estate, net	5,903,565	4,572,532
Cash and cash equivalents	60,154	176,293
Restricted cash	50	1,230
Rents and other receivables, net	9,863	10,208
Deferred rent receivable, net	55,726	40,893
Deferred leasing costs, net	33,531	23,148
Deferred loan costs, net	2,192	2,240
Acquired lease intangible assets, net	125,697	92,172
Acquired indefinite-lived intangible	5,156	5,156
Other assets	18,213	14,390
Acquisition related deposits	9,610	4,067
Assets associated with real estate held for sale	—	8,845
Total Assets	$6,223,757	$4,951,174
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,386,649	$1,216,160
Interest rate swap liability	10,205	17,580
Accounts payable, accrued expenses and other liabilities	77,968	45,384
Dividends and distributions payable	37,970	29,747
Acquired lease intangible liabilities, net	111,444	67,256
Tenant security deposits	55,487	31,602
Prepaid rents	16,358	12,660
Liabilities associated with real estate held for sale	—	193
Total Liabilities	1,696,081	1,420,582
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series A cumulative redeemable preferred stock, zero and 3,600,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively ($90,000 liquidation preference)	—	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2021 and December 31, 2020 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at September 30, 2021 and December 31, 2020 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 151,444,908 and 131,426,038 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,514	1,313
Additional paid in capital	4,283,600	3,182,599
Cumulative distributions in excess of earnings	(187,510)	(163,389)
Accumulated other comprehensive loss	(13,234)	(17,709)
Total stockholders’ equity	4,240,046	3,245,141
Noncontrolling interests	287,630	285,451
Total Equity	4,527,676	3,530,592
Total Liabilities and Equity	$6,223,757	$4,951,174
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental income	$115,260	$83,622	$319,140	$240,882
Management, leasing and development services	136	118	350	325
Interest income	7	116	36	279
TOTAL REVENUES	115,403	83,856	319,526	241,486
OPERATING EXPENSES
Property expenses	27,501	20,684	75,631	57,682
General and administrative	11,806	9,464	33,981	27,753
Depreciation and amortization	38,676	28,811	110,048	84,715
TOTAL OPERATING EXPENSES	77,983	58,959	219,660	170,150
OTHER EXPENSES
Acquisition expenses	4	70	35	89
Interest expense	10,427	7,299	29,772	22,176
TOTAL EXPENSES	88,414	66,328	249,467	192,415
Loss on extinguishment of debt	(505)	—	(505)	—
Gains on sale of real estate	13,702	13,669	27,312	13,669
NET INCOME	40,186	31,197	96,866	62,740
Less: net income attributable to noncontrolling interests	(2,173)	(1,531)	(5,852)	(3,332)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	38,013	29,666	91,014	59,408
Less: preferred stock dividends	(2,976)	(3,636)	(10,249)	(10,909)
Less: original issuance costs of redeemed preferred stock	(3,349)	—	(3,349)	—
Less: earnings allocated to participating securities	(143)	(129)	(423)	(389)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,545	$25,901	$76,993	$48,110
Net income attributable to common stockholders per share - basic	$0.23	$0.21	$0.57	$0.40
Net income attributable to common stockholders per share - diluted	$0.23	$0.21	$0.57	$0.40
Weighted average shares of common stock outstanding - basic	138,762,384	123,548,978	134,922,168	119,153,997
Weighted average shares of common stock outstanding - diluted	139,630,475	123,843,977	135,429,176	119,424,927

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,186	$31,197	$96,866	$62,740
Other comprehensive (loss) income: cash flow hedge adjustment	(900)	2,047	4,806	(13,147)
Comprehensive income	39,286	33,244	101,672	49,593
Comprehensive income attributable to noncontrolling interests	(2,188)	(1,595)	(6,183)	(2,874)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$37,098	$31,649	$95,489	$46,719

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$242,327	137,727,998	$1,377	$3,499,623	$(182,851)	$(12,319)	$3,548,157	$284,615	$3,832,772
Issuance of common stock	—	13,688,432	137	791,129	—	—	791,266	—	791,266
Offering costs	—	—	—	(8,552)	—	—	(8,552)	—	(8,552)
Share-based compensation	—	16,238	—	1,000	—	—	1,000	3,596	4,596
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(609)	—	(38)	—	—	(38)	—	(38)
Conversion of OP units to common stock	—	12,849	—	438	—	—	438	(438)	—
Net income	2,976	—	—	—	35,037	—	38,013	2,173	40,186
Other comprehensive income	—	—	—	—	—	(915)	(915)	15	(900)
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Preferred stock dividends ($0.183594 per series A preferred share, $0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,976)	—	—	—	—	—	(2,976)	—	(2,976)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.24 per common share)	—	—	—	—	(36,347)	—	(36,347)	—	(36,347)
Distributions	—	—	—	—	—	—	—	(1,623)	(1,623)
Balance at September 30, 2021	$155,676	151,444,908	$1,514	$4,283,600	$(187,510)	$(13,234)	$4,240,046	$287,630	$4,527,676

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$242,327	123,789,199	$1,236	$2,820,216	$(147,907)	$(22,214)	$2,893,658	$172,081	$3,065,739
Issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	(23)	—	—	(23)	—	(23)
Share-based compensation	—	(5,187)	—	817	—	—	817	2,337	3,154
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(388)	—	(18)	—	—	(18)	—	(18)
Conversion of OP units to common stock	—	4,967	—	135	—	—	135	(135)	—
Net income	3,636	—	—	—	26,030	—	29,666	1,531	31,197
Other comprehensive income	—	—	—	—	—	1,983	1,983	64	2,047
Preferred stock dividends ($0.367188 per series A and series B preferred share and $0.351563 per series C preferred share)	(3,636)	—	—	—	—	—	(3,636)	—	(3,636)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.215 per common share)	—	—	—	—	(26,615)	—	(26,615)	—	(26,615)
Distributions	—	—	—	—	—	—	—	(917)	(917)
Balance at September 30, 2020	$242,327	123,788,591	$1,236	$2,821,127	$(148,492)	$(20,231)	$2,895,967	$174,253	$3,070,220

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	19,711,131	198	1,104,244	—	—	1,104,442	—	1,104,442
Offering costs	—	—	—	(12,284)	—	—	(12,284)	—	(12,284)
Share-based compensation	—	109,029	1	2,790	—	—	2,791	10,703	13,494
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(28,943)	—	(1,403)	—	—	(1,403)	—	(1,403)
Conversion of units to common stock	—	227,653	2	7,654	—	—	7,656	(7,656)	—
Net income	10,249	—	—	—	80,765	—	91,014	5,852	96,866
Other comprehensive income	—	—	—	—	—	4,475	4,475	331	4,806
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Preferred stock dividends ($0.917970 per series A preferred share, $1.101564 per series B preferred share and $1.054689 per series C preferred share)	(10,249)	—	—	—	—	—	(10,249)	—	(10,249)
Preferred unit distributions	—	—	—	—	—	—	—	(2,124)	(2,124)
Common stock dividends ($0.72 per common share)	—	—	—	—	(101,537)	—	(101,537)	—	(101,537)
Distributions	—	—	—	—	—	—	—	(4,927)	(4,927)
Balance at September 30, 2021	$155,676	151,444,908	$1,514	$4,283,600	$(187,510)	$(13,234)	$4,240,046	$287,630	$4,527,676

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock	—	9,643,270	96	377,240	—	—	377,336	—	377,336
Offering costs	—	—	—	(2,977)	—	—	(2,977)	—	(2,977)
Issuance of OP Units	—	—	—	—	—	—	—	67,482	67,482
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	110,595	1	2,374	—	—	2,375	8,171	10,546
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(26,961)	—	(1,254)	—	—	(1,254)	—	(1,254)
Conversion of units to common stock	—	268,387	3	6,737	—	—	6,740	(6,740)	—
Net income	10,909	—	—	—	48,499	—	59,408	3,332	62,740
Other comprehensive loss	—	—	—	—	—	(12,689)	(12,689)	(458)	(13,147)
Preferred stock dividends ($1.101564 per series A and series B preferred share and $1.054689 per series C preferred share)	(10,909)	—	—	—	—	—	(10,909)	—	(10,909)
Preferred unit distributions	—	—	—	—	—	—	—	(1,838)	(1,838)
Common stock dividends ($0.645 per share)	—	—	—	—	(78,240)	—	(78,240)	—	(78,240)
Distributions	—	—	—	—	—	—	—	(2,755)	(2,755)
Balance at September 30, 2020	$242,327	123,788,591	$1,236	$2,821,127	$(148,492)	$(20,231)	$2,895,967	$174,253	$3,070,220

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,866	$62,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,048	84,715
Amortization of (below) above market lease intangibles, net	(9,289)	(7,822)
Amortization of debt issuance costs	1,402	1,097
Amortization of (premium) discount on notes payable, net	(34)	(141)
Loss on extinguishment of debt	505	—
Gain on sale of real estate	(27,312)	(13,669)
Equity based compensation expense	13,230	10,381
Straight-line rent	(14,904)	(10,972)
Payments for termination/settlement of interest rate derivatives	(4,045)	—
Amortization related to termination/settlement of interest rate derivatives	1,476	—
Change in working capital components:
Rents and other receivables	475	337
Deferred leasing costs	(13,148)	(6,695)
Other assets	(4,190)	(2,997)
Sales-type lease receivable	—	20,302
Accounts payable, accrued expenses and other liabilities	21,764	10,040
Tenant security deposits	6,766	(1,997)
Prepaid rents	333	1,329
Net cash provided by operating activities	179,943	146,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,316,905)	(188,134)
Capital expenditures	(71,588)	(57,531)
(Payments for) return of deposits on real estate acquisitions	(9,610)	875
Proceeds from sale of real estate	45,382	22,692
Net cash used in investing activities	(1,352,721)	(222,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	(90,000)	—
Issuance of common stock, net	1,092,158	374,359
Proceeds from borrowings	983,556	—
Repayment of borrowings	(813,682)	(430)
Debt issuance costs	(4,556)	(2,242)
Dividends paid to preferred stockholders	(10,249)	(10,909)
Dividends paid to common stockholders	(93,446)	(72,677)
Distributions paid to common unitholders	(4,795)	(2,410)
Distributions paid to preferred unitholders	(2,124)	(1,838)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,403)	(1,254)
Net cash provided by financing activities	1,055,459	282,599
Increase (decrease) in cash, cash equivalents and restricted cash	(117,319)	207,149
Cash, cash equivalents and restricted cash, beginning of period	177,523	78,857
Cash, cash equivalents and restricted cash, end of period	$60,204	$286,006
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,902 and $3,106 for the nine months ended September 30, 2021 and 2020, respectively)	$26,152	$22,950
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,353
Issuance of operating partnership units in connection with acquisition of real estate	$—	$67,482
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$40,787
Assumption of debt in connection with acquisition of real estate including loan premium	$3,346	$48,759
Accrual for capital expenditures	$16,731	$7,489
Accrual of dividends and distributions	$37,970	$27,532
Lease reclassification from operating lease to sales-type lease:
Sales-type lease receivable	$—	$20,302
Investments in real estate, net	—	(16,117)
Deferred rent receivable, net	—	(63)
Deferred leasing costs, net	—	(164)
Acquired lease intangible assets, net	—	(136)
Gain on sale recognized due to lease reclassification	$—	$3,822
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of September 30, 2021, our consolidated portfolio consisted of 278 properties with approximately 34.9 million rentable square feet. In addition, we currently manage 20 properties with approximately 1.0 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and its subsidiaries (including our Operating Partnership).

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
    As of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
    Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2021 and December 31, 2020, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
    Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$176,293	$78,857
Restricted cash	1,230	—
Cash, cash equivalents and restricted cash, beginning of period	$177,523	$78,857

Cash and cash equivalents	$60,154	$243,619
Restricted cash	50	42,387
Cash, cash equivalents and restricted cash, end of period	$60,204	$286,006
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions about the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the nine months ended September 30, 2021, we used discount rates ranging from 5.00% to 7.75% and exit capitalization rates ranging from 4.00% to 6.50%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the nine months ended September 30, 2021, we used an estimated average lease-up period ranging from six months to twelve months.
    The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the nine months ended September 30, 2021, we used an estimated market interest rate of 3.75%.
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
    We capitalized interest costs of $1.3 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $3.1 million during the nine months ended September 30, 2021 and 2020. We capitalized real estate taxes and insurance costs aggregating $0.7 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively. We capitalized compensation costs for employees who provide construction services of $1.5 million and $1.0 million during the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $3.0 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Assets Held for Sale
    We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of September 30, 2021, we did not have any properties classified as held for sale. As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street was classified as held for sale. See Note 3.
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
    Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. There were no impairment charges recorded to the carrying value of our properties during the three and nine months ended September 30, 2021 and 2020, respectively.
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
    In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the nine months ended September 30, 2021 and 2020.
    We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2021, and December 31, 2020, we have not established a liability for uncertain tax positions.
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
During 2020, we deferred $4.6 million of contractual base rent payments which represented approximately 1.4% of our total consolidated rental income for 2020. As of September 30, 2021, we have collected approximately $4.2 million, or 98.0%, of the deferred payments due as of September 30, 2021. Additionally, as of September 30, 2021, we had $0.3 million of outstanding deferred payments, of which $0.1 million is due through the remainder of 2021.
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
Valuation of Operating Lease Receivables
    We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. For all periods subsequent to March 2020, our assessment has specifically included the impact of the COVID-19 pandemic, including but not limited to tenants who have requested and/or received rent relief as further described above under “—COVID-19 Lease Concessions.” Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.1 million as a net increase adjustment to rental income and $1.5 million as a net reduction adjustment to rental income for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $2.9 million as a net reduction adjustment to rental income for the nine months ended September 30, 2021 and 2020, respectively, in the consolidated statements of operations.
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

3.    Investments in Real Estate
    Acquisitions
    The following table summarizes the wholly-owned industrial properties we acquired during the nine months ended September 30, 2021:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
15010 Don Julian Road(2)	Los Angeles - San Gabriel Valley	1/5/2021	92,925	1	$22,200
5002-5018 Lindsay Court	San Bernardino - Inland Empire West	1/11/2021	64,960	1	12,650
514 East C Street(3)	Los Angeles - South Bay	1/14/2021	3,436	1	9,950
17907-18001 Figueroa Street	Los Angeles - South Bay	1/26/2021	74,810	6	20,200
7817 Woodley Avenue(4)	Los Angeles - San Fernando Valley	1/27/2021	36,900	1	9,963
8888-8892 Balboa Avenue(2)	San Diego - Central	2/4/2021	86,637	2	19,800
9920-10020 Pioneer Boulevard	Los Angeles - Mid-Counties	2/19/2021	157,669	7	23,500
2553 Garfield Avenue	Los Angeles - Central	3/19/2021	25,615	1	3,900
6655 East 26th Street	Los Angeles - Central	3/19/2021	47,500	1	6,500
560 Main Street	Orange County - North	3/19/2021	17,000	1	2,600
4225 Etiwanda Avenue	San Bernardino - Inland Empire West	3/23/2021	134,500	1	32,250
12118 Bloomfield Avenue(2)	Los Angeles - Mid-Counties	4/14/2021	63,000	4	16,650
256 Alondra Boulevard(3)	Los Angeles - South Bay	4/15/2021	2,456	1	11,250
19007 Reyes Avenue(2)(3)	Los Angeles - South Bay	4/23/2021	—	—	16,350
19431 Santa Fe Avenue(3)	Los Angeles - South Bay	4/30/2021	14,793	3	10,500
4621 Guasti Road	San Bernardino - Inland Empire West	5/21/2021	64,512	1	13,335
12838 Saticoy Street	Los Angeles - San Fernando Valley	6/15/2021	100,390	1	27,250
19951 Mariner Avenue	Los Angeles - South Bay	6/15/2021	89,272	1	27,400
East 12th Street	Los Angeles - Central	6/17/2021	257,976	4	93,600
29120 Commerce Center Drive	Los Angeles - San Fernando Valley	6/22/2021	135,258	1	27,052
20304 Alameda Street	Los Angeles - South Bay	6/24/2021	77,758	2	13,500
4181 Ruffin Road	San Diego - Central	7/8/2021	150,144	1	35,750
12017 Greenstone Avenue(3)	Los Angeles - Mid-Counties	7/16/2021	—	1	13,500
1901 Via Burton(2)	Orange County - North	7/26/2021	—	1	24,211
1555 Cucamonga Avenue	San Bernardino - Inland Empire West	8/4/2021	107,023	2	21,000
1800 Lomita Boulevard(3)	Los Angeles - South Bay	8/6/2021	—	—	70,000
8210-8240 Haskell Avenue	Los Angeles - San Fernando Valley	8/17/2021	53,248	3	12,425
3100 Lomita Boulevard	Los Angeles - South Bay	8/20/2021	575,976	5	202,469	(5)
2401-2421 Glassell Street	Orange County - North	8/25/2021	191,127	4	70,025
2390-2444 American Way(2)	Orange County - North	8/26/2021	—	—	16,700
500 Dupont Avenue	San Bernardino - Inland Empire West	8/26/2021	276,000	1	58,500
1801 St. Andrew Place	Orange County - Airport	9/10/2021	370,374	1	105,300
5772 Jurupa Street	San Bernardino - Inland Empire West	9/17/2021	360,000	1	54,000
2500 Victoria Street(3)	Los Angeles - South Bay	9/30/2021	—	—	232,067	(6)
Total 2021 Wholly-Owned Property Acquisitions			3,631,259	61	$1,336,347

(1)Represents the gross contractual purchase price before prorations, closing costs and other acquisition related costs. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents acquisition of a current or near-term redevelopment site.
(3)Represents acquisition of an industrial outdoor storage site.
(4)The acquisition of 7817 Woodley Avenue was funded through a combination of cash on hand and the assumption of $3.2 million of debt. This property is the remaining asset in the Van Nuys Airport Industrial Center Portfolio that we acquired in December 2020.
(5)In connection with the acquisition of 3100 Lomita Boulevard, we prepaid an existing loan on the property and incurred a $20.4 million prepayment fee at closing. The acquisition price in the table above reflects this prepayment fee in addition to the $182.0 million contractual purchase price.
(6)In connection with the acquisition of 2500 Victoria Street, we entered into a long-term sale lease-back agreement with the seller/tenant. At the end of the lease, the tenant will be required to restore the site by removing all above and below ground improvements to prepare the property for subsequent development by us. The acquisition price in the table above reflects the $217.1 million contractual purchase price plus additional consideration of $15.0 million, which is payable to the tenant at the end of the lease, subject to the tenant completing its restoration obligations under the lease. The $15.0 million has been recorded in security deposits in the consolidated balance sheets.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2021 Acquisitions
Assets:
Land	$1,082,342
Buildings and improvements	228,572
Tenant improvements	34,880
Acquired lease intangible assets(1)	56,704
Other acquired assets(2)	416
Total assets acquired	1,402,914

Liabilities:
Acquired lease intangible liabilities(3)	54,791
Notes payable(4)	3,346
Other assumed liabilities(2)	23,805
Total liabilities assumed	81,942
Net assets acquired	$1,320,972
(1)Acquired lease intangible assets is comprised of $52.6 million of in-place lease intangibles with a weighted average amortization period of 7.8 years and $4.1 million of above-market lease intangibles with a weighted average amortization period of 9.1 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition.
(3)Represents below-market lease intangibles with a weighted average amortization period of 8.3 years.
(4)In connection with the acquisition of one property, we assumed a mortgage loan from the seller. At the date of acquisition, the loan had a fair value of $3.3 million and a principal balance of $3.2 million.

    Dispositions
The following table summarizes information related to the properties that we sold during the nine months ended September 30, 2021.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
14723-14825.25 Oxnard Street	Los Angeles - San Fernando Valley	2/12/2021	77,790	$19,250	$9,906
6760 Central Avenue, Unit B	San Bernardino - Inland Empire East	3/15/2021	9,943	1,530	954
11529-11547 Tuxford Street	Los Angeles - San Fernando Valley	5/20/2021	29,730	8,176	2,750
5803 Newton Drive	San Diego - North	9/15/2021	71,602	18,600	13,702
Total			189,065	$47,556	$27,312
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.

Real Estate Held for Sale
As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street in Van Nuys, California was classified as held for sale. As of September 30, 2021, we did not have any properties classified as held for sale.
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

4.    Acquired Lease Intangibles

    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases and above-market tenant leases, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	September 30, 2021	December 31, 2020
Acquired Lease Intangible Assets:
In-place lease intangibles	$243,012	$193,653
Accumulated amortization	(128,401)	(109,789)
In-place lease intangibles, net	$114,611	$83,864

Above-market tenant leases	$21,006	$17,079
Accumulated amortization	(9,920)	(8,771)
Above-market tenant leases, net	$11,086	$8,308
Acquired lease intangible assets, net	$125,697	$92,172

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(154,715)	$(101,297)
Accumulated accretion	43,271	34,041
Below-market tenant leases, net	$(111,444)	$(67,256)
Acquired lease intangible liabilities, net	$(111,444)	$(67,256)

    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
In-place lease intangibles(1)	$7,159	$5,537	$21,856	$17,111
Net below-market tenant leases(2)	$(3,191)	$(2,750)	$(9,289)	$(7,822)
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	0.850%	(2)	0.930%	(3)	2/13/2024	(4)
$225M Term Loan Facility	—	225,000	n/a		n/a		1/14/2023
$150M Term Loan Facility	150,000	150,000	0.950%	(2)	3.713%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	—	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,275,000	$1,100,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$3,980	$4,065	n/a		4.080%		4/5/2023
$60M Term Loan(7)	58,304	58,499	1.70%		1.780%		8/1/2023	(7)
960-970 Knox Street(6)(8)	2,422	2,488	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,829	3,895	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,667	2,785	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,301	4,387	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,699	2,749	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(6)	15,406	15,661	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	4,019	4,072	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,163	2,293	n/a		5.125%		3/1/2031
7817 Woodley Avenue(6)	3,162	—	n/a		4.140%		8/1/2039
Total Secured Debt	$125,552	$123,494
Total Unsecured and Secured Debt	$1,400,552	$1,223,494
Less: Unamortized premium/discount and debt issuance costs(11)	(13,903)	(7,334)
Total	$1,386,649	$1,216,160
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2021 and includes the effect of interest rate swaps that were effective as of September 30, 2021. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
(2)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 0.725% to 1.400% per annum for the unsecured revolving credit facility and 0.80% to 1.60% per annum for the $150.0 million term loan facility, depending on our investment grade rating, which may change from time to time.

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
(5)As of September 30, 2021, interest on the $150 million term loan facility has been effectively fixed through the use of interest rate swaps. See Note 7 for details related to our interest rate swaps.
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of September 30, 2021, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2021 - December 31, 2021	$535
2022	2,177
2023	64,815
2024	13,403
2025	250,972
Thereafter	1,068,650
Total	$1,400,552
    Issuance of $400 Million Notes Due 2031
    On August 4, 2021, we completed an underwritten public offering of $400.0 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The $400 Million Notes due 2031 were issued to the public at 99.014% of the principal amount, with a coupon rate of 2.150%. Interest on the $400 Million Notes due 2031 is payable semiannually on the first day of March and September in each year, beginning on March 1, 2022, until maturity on September 1, 2031. The proceeds from our $400 Million Notes due 2031 are expected to be allocated to investments in recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects. Pending the allocation to eligible green projects, proceeds were used to repay our $225.0 million unsecured term loan facility (the “$225 Million Term Loan Facility”) (as described below), and to fund the redemption of all shares of our 5.875% Series A Cumulative Redeemable Preferred Stock as further described in Note 11, and acquisition activities.
We may redeem the $400 Million Notes due 2031 at our option and sole discretion, in whole at any time or in part from time to time prior to June 1, 2031 (three months prior to the maturity date of the $400 Million Notes due 2031), at a redemption price equal to the greater of (i) 100% of the principal amount of the $400 Million Notes due 2031 being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, on or after June 1, 2031 (three months prior to the maturity date of the $400 Million Notes due 2031), the redemption price will be equal to 100% of the principal amount of the $400 Million Notes due 2031 being redeemed.

Repayment of $225 Million Term Loan Facility
On August 9, 2021, we used a portion of the proceeds from the issuance of the $400 Million Notes due 2031 to repay the $225 Million Term Loan Facility in full. We did not incur any prepayment penalties for repaying the $225 Million Term Loan Facility in advance of the maturity date of January 14, 2023. In connection with the repayment of the $225 Million Term Loan Facility, we wrote off $0.5 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
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
The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. Interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of September 30, 2021, the margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
On September 30, 2021, we did not have any borrowings outstanding under the Revolver, leaving $700.0 million available for future borrowings.
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
Debt Covenants
The Credit Agreement, our $150 Million Term Loan Facility, our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;

•For the Credit Agreement and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Credit Agreement and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;
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
The $400.0 million 2.125% senior notes due 2030 and $400 Million Notes due 2031 contain the following covenants (as defined in the indentures) that we must comply with:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%.
•Maintaining a ratio of secured debt to total asset value of not more than 40%.
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.
The Credit Agreement, $150 Million Term Loan Facility and Senior Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
    Subject to the terms of the Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services, Moody’s Investors Services or Fitch Ratings.
    Our $60 million term loan contains a financial covenant that is tested on a quarterly basis, which requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the term loan agreement) of at least 1.10 to 1.0.
    We were in compliance with all of our required quarterly debt covenants as of September 30, 2021.

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
    For the three and nine months ended September 30, 2021, we recognized $112.1 million and $309.9 million of rental income related to operating lease payments, of which $92.8 million and $256.4 million are for fixed lease payments and $19.3 million and $53.5 million are for variable lease payments, respectively. For the comparable three and nine month-period ended September 30, 2020, we recognized $80.9 million and $233.1 million of rental income related to operating lease payments, of which $67.4 million and $194.9 million were for fixed lease payments and $13.4 million and $38.1 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2021 (in thousands):

Twelve Months Ended September 30,
2022	$381,120
2023	345,254
2024	290,634
2025	238,967
2026	190,371
Thereafter	702,273
Total	$2,148,619
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of September 30, 2021, our office space leases have remaining lease terms ranging from approximately two months to four years and some include options to renew. These renewal terms can extend the lease term from three years to five years and are included in the lease term when it is reasonably certain that we will exercise the option. We also have one ground lease for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a remaining lease term of approximately two years, with two additional ten-year options to renew, and monthly rent of $9,000 through expiration.
    As of September 30, 2021, total ROU assets and lease liabilities were approximately $4.6 million and $5.4 million, respectively. As of December 31, 2020, total ROU assets and lease liabilities were approximately $5.6 million and $6.4 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.
    The tables below present financial information associated with our leases for the three and nine months ended September 30, 2021 and 2020, and as of September 30, 2021 and December 31, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	2021	2020	2021	2020
Operating lease cost(1)	$404	$335	$1,208	$956
Variable lease cost(1)	15	7	46	31
Total lease cost	$419	$342	$1,254	$987
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information (in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$370	$331	$1,051	$774
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$1,353

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term	3.5 years	4.2 years
Weighted-average discount rate(1)	2.95%	2.99%
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

    Maturities of lease liabilities as of September 30, 2021 were as follows (in thousands):

October 1, 2021 - December 31, 2021	$420
2022	1,615
2023	1,624
2024	1,600
2025	472
Thereafter	—
Total undiscounted lease payments	$5,731
Less imputed interest	(289)
Total lease liabilities	$5,442

7.    Interest Rate Derivatives
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

    The following table sets forth a summary of our interest rate swaps at September 30, 2021 and December 31, 2020 (dollars in thousands):

				Current Notional Value(1)		Fair Value of Interest Rate Derivative Liabilities(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$—	$125,000	$—	$(1,591)
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$—	$100,000	$—	$(1,333)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(10,205)	$(14,656)
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)As of September 30, 2021 and December 31, 2020, all of our derivatives were in a liability position and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
    The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(2,893)	$(46)	$(1,435)	$(17,364)
Amount of loss reclassified from AOCI into earnings under “Interest expense”(1)	$(1,993)	$(2,093)	$(6,241)	$(4,217)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$10,427	$7,299	$29,772	$22,176
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to the T-Locks, $100M Swap and $225M Swaps which are discussed below.
     Transactions
On July 13, 2021, we executed three 10-year treasury rate lock agreements with a combined notional amount of $150.0 million at a weighted average fixed interest rate of 1.38179% (the “T-Locks”), intended to designate as a cash flow hedge against changes in interest rates on anticipated future fixed-rate unsecured borrowings. On August 9, 2021, we settled the T-Locks in connection with the issuance of the $400 Million Notes due 2031 for a payment of $2.8 million, which is included in the balance of AOCI and is being amortized into interest expense on a straight-line basis over the 10-year term of the hedged transaction.
We had an interest rate swap with a notional amount of $100.0 million and maturity date of August 14, 2021 (the “$100M Swap”), that was used to hedge the monthly cash flows associated with $100 million of LIBOR-based variable-rate debt. In November 2020, in conjunction with the repayment of our $100 million term loan facility, we paid $1.2 million to terminate the $100M Swap, which had an unrealized loss balance of $1.2 million in AOCI at the time of termination. We amortized the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the $100M Swap (November 12, 2020) through the original maturity date of the $100M Swap (August 14, 2021).
On August 11, 2021, in conjunction with the repayment of our $225 Million Term Loan Facility, we paid $1.3 million to terminate two interest rate swaps with a combined notional amount of $225.0 million and a maturity date of January 14, 2022 (the “$225M Swaps”), that were used to hedge the monthly cash flows associated $225.0 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $1.3 million in AOCI at the time of termination. We are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the $225M Swaps (August 9, 2021) through the original maturity date of the $225M Swaps (January 14, 2022).

During the next twelve months, we estimate that an additional $5.1 million (including the $0.8 million related to the $225 Million Swaps and $0.3 million related to the settled T-Locks) will be reclassified from AOCI into earnings as an increase to interest expense.
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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of September 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
    The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2021 and December 31, 2020, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(10,205)	$—	$(10,205)	$—
December 31, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(17,580)	$—	$(17,580)	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2021	$1,414,325	$—	$—	$1,414,325	$1,386,649
December 31, 2020	$1,276,217	$—	$—	$1,276,217	$1,216,160

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, in management, leasing and development services revenue.

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
    As of September 30, 2021, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of September 30, 2021, we had commitments of approximately $68.2 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
    We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2021, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of September 30, 2021, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the outbreak of COVID-19 and related state and local government reactions.

In response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. While many municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), in Los Angeles County, where we operate a significant portion of our portfolio, the eviction restrictions and rent deferment rights are set to expire by January 31, 2022, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders have been extended multiple times. A number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent, and we are currently unable to predict the ultimate impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will continue to take advantage of the relief provided by the local government mandates authorizing the deferral of rent. The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to encourage vaccinations and overall vaccination rates in the areas in which we own properties. For details related to rent relief provided to tenants since the pandemic, see Note 2 under “—COVID-19 Lease Concessions.”
    Tenant Concentration
    During the nine months ended September 30, 2021, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Stockholders’ Equity
Preferred Stock
On August 16, 2021 (the “Redemption Date”), we redeemed all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The redemption price for the Series A Preferred Stock was equal to $25.00 per share, plus all accrued and unpaid dividends on such shares up to but not including the Redemption Date, in an amount equal to $0.183594 per share, for a total payment of $25.183594 per share, or $90.7 million. In connection with the redemption of the Series A Preferred Stock on August 16, 2021, we incurred an associated non-cash charge of $3.3 million as a reduction to net income available to common stockholders for the related original issuance costs.
Common Stock
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
During the three and nine months ended September 30, 2021, we directly sold a total of 786,174 and 3,201,560 shares of our common stock under the $750 Million ATM Program at a weighted average price of $60.42 and $52.27 per share, for gross proceeds of $47.5 million and $167.3 million, and net proceeds of $46.9 million and $165.2 million, respectively, after deducting the sales agents’ fees.
During the three and nine months ended September 30, 2021, we also entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the $750 Million ATM Program with respect to 2,611,784 and 4,409,571 shares of our common stock at a weighted average initial forward sale price of $60.94 and $56.80 per share, respectively. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of sale.
During the three and nine months ended September 30, 2021, we physically settled the forward equity sale agreements related to the $750 Million ATM Program in full by issuing 2,611,784 and 4,409,571 shares of common stock in exchange for net proceeds of $159.1 million and $250.3 million, respectively. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $60.93 and $56.76 per share, respectively.
As of September 30, 2021, approximately $299.4 million of common stock remains available to be sold under the $750 Million ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
May 2021 Forward Equity Offering
On May 24, 2021, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 9,000,000 shares of common stock at an initial forward sale price of $55.29 per share (the “May 2021 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 9,000,000 shares of common stock in the offering. We did not initially receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In June 2021, we partially settled the May 2021 Forward Sale Agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million. The net proceeds were calculated based on the net forward sale price on the settlement date of $55.26 per share.
In September 2021, we settled the remaining shares under the May 2021 Forward Sale Agreements by issuing 7,190,474 shares of our common stock in exchange for net proceeds of $395.0 million. The net proceeds were calculated based on the net forward sale price on the settlement date of $54.93.
September 2021 Equity Offering
On September 27, 2021, we completed an underwritten public offering of 9,600,000 shares of common stock in which we (i) issued an aggregate of 3,100,000 shares of common stock to the underwriters at a purchase price of $58.65 per share for proceeds of $181.8 million, and (ii) entered into forward equity sale agreements with certain financial institutions acting as forward purchasers for 6,500,000 shares of common stock at an initial forward sale price of $58.65 per share (the “September 2021 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 6,500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
We currently expect to physically settle the September 2021 Forward Sale Agreements and receive cash proceeds upon one or more settlement dates, at our discretion, prior to the final settlement date on March 22,2023. As of September 30, 2021, the net forward sale price was $58.41 and would result in $379.6 million in net cash proceeds upon full physical settlement of the September 2021 Forward Sale Agreements.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the nine months ended September 30, 2021 and 2020, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Nine Months Ended September 30,
	2021	2020
Accumulated other comprehensive loss - beginning balance	$(17,709)	$(7,542)
Other comprehensive loss before reclassifications	(1,435)	(17,364)
Amounts reclassified from accumulated other comprehensive loss to interest expense	6,241	4,217
Net current period other comprehensive income (loss)	4,806	(13,147)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(331)	458
Other comprehensive income (loss) attributable to common stockholders	4,475	(12,689)
Accumulated other comprehensive loss - ending balance	$(13,234)	$(20,231)
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
As of September 30, 2021, noncontrolling interests included 5,213,728 OP Units and 1,201,548 fully-vested LTIP units and performance units and represented approximately 4.1% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2021, 227,653 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $7.7 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of September 30, 2021, a total of 3,105,225 shares of common stock, LTIP Units and Performance Units remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
    The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the nine months ended September 30, 2021:

	Unvested Awards
	Number of Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share	Number of LTIP Units	Weighted-Average Grant Date Fair Value per LTIP Unit
Balance at January 1, 2021	232,899	$38.43	236,646	$41.49
Granted	130,865	50.39	55,503	47.34
Forfeited	(21,836)	41.78	—	—
Vested(1)	(91,489)	35.40	(36,236)	46.54
Balance at September 30, 2021	250,439	$45.50	255,913	$42.05
(1)During the nine months ended September 30, 2021, 28,943 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2021:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2021 - December 31, 2021	1,005	109,234	174,917
2022	98,939	85,056	253,900
2023	70,785	49,160	476,915
2024	51,396	6,232	—
2025	28,314	6,231	—
Total	250,439	255,913	905,732
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expensed share-based compensation(1)	$4,506	$3,102	$13,230	$10,381
Capitalized share-based compensation(2)	90	52	264	165
Total share-based compensation	$4,596	$3,154	$13,494	$10,546
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and nine months ended September 30, 2021 and 2020, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
    As of September 30, 2021, total unrecognized compensation cost related to all unvested share-based awards was $24.0 million and is expected to be recognized over a weighted average remaining period of 26 months.

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$40,186	$31,197	$96,866	$62,740
Less: Preferred stock dividends	(2,976)	(3,636)	(10,249)	(10,909)
Less: Original issuance costs of redeemed preferred stock	(3,349)	—	(3,349)	—
Less: Net income attributable to noncontrolling interests	(2,173)	(1,531)	(5,852)	(3,332)
Less: Net income attributable to participating securities	(143)	(129)	(423)	(389)
Net income attributable to common stockholders –basic and diluted	$31,545	$25,901	$76,993	$48,110

Denominator:
Weighted average shares of common stock outstanding – basic	138,762,384	123,548,978	134,922,168	119,153,997
Effect of dilutive securities	868,091	294,999	507,008	270,930
Weighted average shares of common stock outstanding – diluted	139,630,475	123,843,977	135,429,176	119,424,927

Earnings per share — Basic
Net income attributable to common stockholders	$0.23	$0.21	$0.57	$0.40
Earnings per share — Diluted
Net income attributable to common stockholders	$0.23	$0.21	$0.57	$0.40
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

14.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to September 30, 2021:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
1010 Belmont Street	San Bernardino - Inland Empire West	10/1/2021	61,824	1	$14,500
21515 Western Avenue	Los Angeles - South Bay	10/12/2021	56,199	1	18,950
Total Subsequent Acquisitions			118,023	2	$33,450
Dividends and Distributions Declared
On October 18, 2021, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.24	December 31, 2021	January 18, 2022
OP Units	$0.24	December 31, 2021	January 18, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2021	December 31, 2021
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2021	December 31, 2021
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2021	December 31, 2021
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2021	December 31, 2021

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
    As of September 30, 2021, our consolidated portfolio consisted of 278 properties with approximately 34.9 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
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
•During the third quarter of 2021, we completed the acquisition of 13 properties, which included 2.1 million rentable square feet of buildings, 108 acres of income-producing low-coverage industrial outdoor storage sites and 9.8 acres of land for near term redevelopment for an aggregate purchase price of $880.5 million.
Dispositions
•During the first quarter of 2021, we sold two properties with a combined 0.1 million rentable square feet for a total gross sales price of $20.8 million and recognized $10.9 million in gains on sale of real estate.
•During the second quarter of 2021, we sold one property with 29,730 rentable square feet for a gross sales price of $8.2 million and recognized $2.8 million in gains on sale of real estate.
•During the third quarter of 2021, we sold one property with 71,602 rentable square feet for a gross sales price of $18.6 million and recognized $13.7 million in gains on sale of real estate.

Repositioning & Redevelopment
•During the second quarter of 2021:
•We stabilized our redevelopment project that was branded as “The Merge” and our repositioning property located at 16221 Arthur Street, which have a combined 0.4 million rentable square feet.
•We pre-leased our redevelopment property located at 29025-29055 Avenue Paine to a single tenant. The lease is expected to commence in the fourth quarter of 2021 subject to completion of redevelopment site work.
•During the third quarter of 2021:
•We stabilized four of our repositioning/redevelopment properties located at 8745-8775 Production Avenue, Rancho Pacifica Buildings 1 and 6 and 851 Lawrence, which have a combined 0.6 million rentable square feet, and 19007 Reyes Avenue, which is 4.5 acre industrial site that we converted to a single tenant paved container storage facility
•We pre-leased our repositioning property located 12133 Greenstone Avenue to a single tenant. The lease is expected to commence in the first quarter of 2022 subject to completion of repositioning site work.
•We pre-leased our future repositioning property located 900 East Ball Road to a single tenant. The lease is expected to commence in the second quarter of 2022 subject to completion of repositioning site work.
Equity
•During the first quarter of 2021, we issued 2,415,386 shares of common stock under our at-the-market equity offering program for gross proceeds of $119.8 million, or approximately $49.61 per share.
•During the third quarter of 2021, we issued 786,174 shares of common stock under our at-the-market equity offering program for gross proceeds of $47.5 million, or approximately $60.42 per share.
•During the first half of 2021, we entered into forward equity sales agreements under our at-the-market equity offering program with respect to 1,797,787 shares of common stock at a weighted average initial forward sale price of $50.77 per share. In June 2021, we physically settled these forward equity sales agreements by issuing 1,797,787 shares of common stock in exchange for net proceeds of $91.2 million.
•In May 2021, we entered into forward equity sales agreements in connection with an underwritten public offering of 9,000,000 shares of our common stock at an initial forward sale price of $55.29 per share, or $497.6 million. In June 2021, we partially settled these forward equity sales agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million, and in September 2021, we settled the remaining 7,190,474 shares outstanding under the forward equity sale agreements for net proceeds of $395.0 million.
•During the third quarter of 2021, we entered into forward equity sales agreements under our at-the-market equity offering program with respect to 2,611,784 shares of common stock at a weighted average initial forward sale price of $60.94 per share. In September 2021, we physically settled these forward equity sales agreements by issuing 2,611,784 shares of common stock in exchange for net proceeds of $159.1 million.
•In September 2021, we completed an underwritten public offering of 9,600,000 shares of common stock at a purchase price to the underwriters of $58.65 per share. The offering consisted of 3,100,000 shares issued and sold directly by us for proceeds of $181.8 million, and 6,500,000 shares sold under forward equity sale agreements, which we expect to settle prior to March 22, 2023.
•On August 16, 2021, we redeemed all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a redemption price of $25.00 per share, plus all accrued and unpaid dividends through August 15, 2021.
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
•In August 2021, we completed an underwritten public offering of $400.0 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The $400 Million Notes due 2031 were issued to the public at 99.014% of the principal amount. The net proceeds from the offering, after deducting the underwriting discount, were approximately $393.5 million and are expected to be allocated to investments in recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects. Pending the allocation to eligible green projects, proceeds were initially used to repay our $225.0 million unsecured term loan facility due 2023, to fund the redemption of all shares of our Series A Preferred Stock, and acquisition activities.

Factors That May Influence Future Results of Operations
COVID-19 Update
In response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. While many municipalities have allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics), in Los Angeles, where we operate a significant portion of our portfolio, the eviction restrictions and rent deferment rights are set to expire by January 31, 2022, while in other municipalities the restrictions expire when the local emergency is lifted. We cannot currently predict whether or not these restrictions may be extended or for how long. Some of the orders have been extended multiple times. A limited number of our tenants have taken advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent, and we are currently unable to predict the ultimate impact that the COVID-19 pandemic will have on our tenants or the number of tenants that will continue to take advantage of the relief provided by the local government mandates authorizing the deferral of rent.
•As of October 21, 2021, we have collected 98.8% of our third quarter 2021 contractual billings, which includes contractual base rent (including COVID-19 related deferral billings) and tenant reimbursements charged to tenants.
•As of September 30, 2021, we had 1,559 leases representing in-place annualized base rent (“ABR”) of $391.9 million. ABR is defined/calculated as the monthly contractual base rent per the leases, excluding any rent abatements, as of September 30, 2021, multiplied by 12.
•Since the onset of the COVID-19 pandemic, we have provided rent relief to tenants in the form of deferred rent of approximately $4.6 million, or 1.2% of our ABR.
•As of October 21, 2021, we have collected approximately $4.2 million, or 98.0% of deferred rent payments due as of September 30, 2021.
•As of September 30, 2021, we had outstanding rent deferrals of approximately $0.3 million, or 0.1% of ABR, of which $0.1 million is due through the remainder of 2021.
•During 2021, we did not enter into any rent relief agreements granting additional deferrals of base rent.
The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to encourage vaccinations and overall vaccination rates in the areas in which we own properties.
Market and Portfolio Fundamentals
    Our operating results depend upon the infill Southern California industrial real estate market.
    The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at or above approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity, an expanding regional economy, substantial growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment.
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the third quarter of 2021 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. We have also observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution are driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand.
We believe our portfolio’s leasing performance during the first three quarters of 2021 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were strong during the third quarter of 2021. Average asking lease rates increased significantly both quarter-over-quarter and year-over-year, and vacancy decreased quarter-over-quarter, with several submarkets achieving or retaining sub 1% vacancy rates, bringing overall vacancy to historically low levels. Current market conditions indicate rents are likely to increase through the remainder of 2021 and into 2022, as demand has been consistently strong, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were strong during the third quarter of 2021. Average asking lease rates increased significantly both quarter-over-quarter and year-over-year and vacancy decreased quarter-over-quarter to a record low. Current market conditions indicate rents are likely to continue to increase through the remainder of 2021 and into 2022, as demand has accelerated over the year and there remains a continued low availability of industrial product in this region.
In San Diego, vacancy decreased quarter-over-quarter to a record low and average asking lease rates increased quarter-over-quarter and year-over-year.
    In Ventura County, vacancy decreased quarter-over-quarter and average asking lease rates increased quarter-over-quarter and year-over-year.
    Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased quarter-over-quarter and year-over-year, reaching a new historic low, and average asking lease rates increased significantly both quarter-over-quarter and year-over-year. Current market conditions indicate rents are likely to continue to increase through the remainder of 2021 and into 2022. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.

Acquisitions and Value-Add Repositioning and Redevelopment of Properties
    The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire industrial outdoor storage sites, land parcels or properties with excess land for ground-up redevelopment projects. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million single property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
A repositioning property that is considered significant is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements, the cost to complete repositioning work and lease-up is estimated to be greater than $1 million and the repositioning and lease-up time frame is estimated to be greater than six months. A repositioning is generally considered complete once the investment is fully or nearly fully deployed and the property is available for occupancy. Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
A redevelopment property is defined as a property where we plan to fully or partially demolish an existing building(s) due to building obsolescence and/or a property with excess or vacant land where we plan to construct a ground-up building.
As of September 30, 2021, nine of our properties were under current repositioning or redevelopment and none of our properties were in the lease-up stage. In addition, we have a pipeline of 12 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the fourth quarter of 2021 and the first quarter of 2023. The tables below set forth a summary of these properties, as well the properties that were most recently stabilized in 2021 and 2020, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 9/30/2021
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	1Q-2022	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	—	—	1Q-2021	1Q-2022	100%(4)
11600 Los Nietos Road (Mid-Counties)	LA	103,982	103,982	2Q-2021	1Q-2022	—%
15650-15700 Avalon Boulevard (South Bay)(5)	LA	98,259	98,259	3Q-2021	1Q-2022	—%
Total Current Repositioning		367,412	367,412

Future Repositioning:
900 East Ball Road (North OC)(6)	OC	62,607	62,607	4Q-2021	2Q-2022	100%
8210-8240 Haskell Ave. (SF Valley)	LA	53,248	53,248	1Q-2022	3Q-2022	—%
3441 MacArthur Boulevard (OC Airport)	OC	122,060	122,060	1Q-2022	4Q-2022	100%
Total Future Repositioning		237,915	237,915

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(7)	Start	Completion	Total Property Leased % at 9/30/2021
Current Redevelopment:
28901-28903 Avenue Paine (San Fernando Valley)(8)	LA	111,260	1Q-2021	4Q-2021	100% (8)
415-435 Motor Avenue (San Gabriel Valley)	LA	94,315	2Q-2021	2Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	127,853	3Q-2021	1Q-2023	—%
9615 Norwalk Boulevard (Mid-Counties)(9)	LA	201,467	3Q-2021	4Q-2022	—%
15601 Avalon Boulevard (South Bay)(10)	LA	86,830	3Q-2021	4Q-2022	—%
Total Current Redevelopment		621,725

Future Redevelopment:
9920-10020 Pioneer Blvd (Mid-Counties)	LA	162,557	4Q-2021	1Q-2023	—%
12752-12822 Monarch Street (West OC)(11)	OC	269,465	4Q-2021	4Q-2022	100%
4416 Azusa Canyon Road (San Gabriel Valley)(12)	LA	129,830	1Q-2022	4Q-2022	—%
1901 Via Burton (North OC)(13)	OC	139,269	1Q-2022	4Q-2022	100%
8888-8892 Balboa Avenue (Central SD)	SD	128,400	1Q-2022	1Q-2023	—%
2390-2444 American Way (North OC)	OC	96,100	1Q-2022	1Q-2023	—%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	1Q-2022	2Q-2023	100%
12118 Bloomfield Avenue (Mid-Counties)	LA	110,018	3Q-2022	4Q-2023	100%
12772 San Fernando Road (San Fernando Valley)	LA	146,746	1Q-2023	1Q-2024	52%
Total Future Redevelopment		1,401,627

– See footnotes starting on the following page –

Stabilized(14)	Market	Stabilized Rentable Square Feet		Period Stabilized	Total Property Leased % at 9/30/2021
The Merge (Inland Empire West)	SB	333,544		2Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372		2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(15)	LA	488,114		3Q-2021	100%
8745-8775 Production Avenue (Central SD)	SD	26,200		3Q-2021	100%
19007 Reyes Avenue (South Bay)(16)	LA	—	(16)	3Q-2021	100%
851 Lawrence Drive (Ventura)	VC	90,773		3Q-2021	100%
Total 2021 Stabilized		1,000,003

2455 Conejo Spectrum Street (Ventura)	VC	98,218		1Q-2020	100%
635 8th Street (San Fernando Valley)	LA	72,250		1Q-2020	100%
16121 Carmenita Road (Mid-Counties)	LA	105,477		3Q-2020	100%
10015 Waples Court (Central SD)	SD	106,412		3Q-2020	100%
1210 North Red Gum Street (North OC)	OC	64,570		3Q-2020	100%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	37,417		3Q-2020	100%
29003 Avenue Sherman (San Fernando Valley)	LA	68,123		4Q-2020	100%
727 Kingshill Place (South Bay)	LA	46,005		4Q-2020	100%
Total 2020 Stabilized		598,472

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
(3)At 12821 Knott Street, we are repositioning the existing 120,800 rentable square foot building and constructing approximately 45,000 rentable square feet of new warehouse space.
(4)At 12133 Greenstone Avenue, a 4.8 acre industrial site, we demolished the existing 12,586 rentable square foot truck terminal building to provide greater functionality as a single tenant container storage facility. As of September 30, 2021, the property has been pre-leased with the lease expected to commence in March 2022, subject to completion of repositioning work.
(5)At 15650-15700 Avalon Boulevard, we demolished one of the two original buildings and are currently in the process of repositioning the property into a single-tenant low coverage facility with one 98,259 rentable square foot building.
(6)As of September 30, 2021, 900 East Ball Road has been pre-leased with the lease expected to commence in May 2022, subject to completion of redevelopment work.
(7)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(8)As of September 30, 2021, 29025-29055 Avenue Paine has been pre-leased with the lease expected to commence in December 2021, subject to completion of redevelopment work.
(9)At 9615 Norwalk Boulevard, we demolished the previously existing buildings and are currently in the process of constructing a new 201,467 rentable square foot building.
(10)At 15601 Avalon Boulevard, we intend to demolish the existing building (63,690 rentable square feet) and construct a new 86,830 rentable square foot building.
(11)As of September 30, 2021, 12752-12822 Monarch Street comprises two buildings totaling 276,585. We intend to demolish one of the buildings (104,570 RSF) and construct a new 97,450 RSF building in its place, as well as reposition

60,690 RSF of the adjacent second building. At completion, the total project will contain 269,465 RSF.
(12)At 4416 Azusa Canyon Road, we intend to demolish the existing building (70,510 rentable square feet) and construct a new 129,830 rentable square foot building.
(13)At 1901 Via Burton, we intend to construct a new 139,269 RSF building. In September 2021, we leased the property to a tenant under a short-term lease to provide income for part of the entitlement period.
(14)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(15)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. Property leased percentage reflects the two buildings.
(16)At 19007 Reyes Avenue, a 4.5 acre industrial site, we removed the dysfunctional improvements and converted the site into a single tenant paved container storage facility.
    Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $1.3 million and $2.9 million of interest expense and $0.7 million and $1.5 million of insurance and real estate tax expenses during the three and nine months ended September 30, 2021, respectively, related to our repositioning and redevelopment projects.
Rental Revenues
    Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
    Occupancy Rates
    As of September 30, 2021, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 96.1% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 98.4% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
    As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of September 30, 2021, nine of our properties with a combined 1.0 million rentable square feet at completion are under current repositioning or redevelopment. Additionally, we have a near-term pipeline of 12 repositioning and redevelopment projects with a combined 1.6 million of estimated rentable square feet at completion. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Diego markets and represents 2.4% of our total consolidated portfolio square footage as of September 30, 2021. Including vacant space at these properties, our weighted average occupancy rate as of September 30, 2021 in our Los Angeles, Orange County and San Diego markets was 95.1%, 96.5% and 96.4%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of September 30, 2021, in these markets was 98.2%, 99.5% and 99.3%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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

    Leasing Activity and Rental Rates
    The following tables set forth our leasing activity for new and renewal leases for the three and nine months ended September 30, 2021:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2021	52	909,694	5.2	$12.52	43.8%	26.7%
Q2-2021	71	1,207,516	5.7	$15.48	38.9%	25.3%
Q3-2021	65	717,104	4.7	$17.84	42.2%	28.4%
Total/Weighted Average	188	2,834,314	5.3	$15.13	41.3%	26.7%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2021	70	1,049,547	4.6	$12.93	48.5%	35.4%	120	1,781,667	79.2%
Q2-2021	68	981,781	4.1	$11.96	30.7%	18.8%	121	1,881,074	74.0%
Q3-2021	68	1,104,424	4.8	$13.68	60.8%	43.7%	125	1,884,335	72.1%
Total/Weighted Average	206	3,135,752	4.5	$12.89	46.8%	32.7%	366	5,547,076	75.0%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2021, exclude 49 leases aggregating 1,388,205 rentable square feet for which there was no comparable lease data. Of these 49 excluded leases, 17 leases aggregating 869,628 rentable square feet are leases of recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2021, exclude four leases totaling 102,577 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months.
(6)Includes leases totaling 996,144 rentable square feet that expired during the nine months ended September 30, 2021, for which the space has been or will be placed into repositioning or redevelopment.
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
    Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of September 30, 2021, we have nine current repositioning/redevelopment projects with estimated construction completion periods ranging from the fourth quarter of 2021 through the first quarter of 2023, and additional repositioning and redevelopment projects in our pipeline with estimated completion dates through the first quarter of 2024. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
    Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2021, for each of the 10 full and partial calendar years beginning with 2021 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	540,016	1.5%	$—	—%	$—
Current Repositioning(6)	—	822,848	2.4%	—	—%	$—
MTM Tenants	8	177,519	0.5%	2,392	0.6%	$13.47
Remainder of 2021	69	537,920	1.5%	6,281	1.6%	$11.68
2022	402	4,783,374	13.7%	53,180	13.6%	$11.12
2023	376	4,855,520	13.9%	57,021	14.5%	$11.74
2024	320	5,660,298	16.2%	60,965	15.5%	$10.77
2025	139	4,123,386	11.8%	43,985	11.2%	$10.67
2026	149	5,780,458	16.6%	63,315	16.2%	$10.95
2027	24	1,809,123	5.2%	16,329	4.2%	$9.03
2028	13	736,168	2.1%	9,387	2.4%	$12.75
2029	11	813,318	2.3%	8,866	2.3%	$10.90
2030	12	1,320,331	3.8%	15,214	3.9%	$11.52
Thereafter	36	2,972,334	8.5%	54,920	14.0%	$18.48
Total Consolidated Portfolio	1,559	34,932,613	100.0%	$391,855	100.0%	$11.67
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2021, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2021.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of September 30, 2021.
(5)Represents vacant space (not under repositioning) as of September 30, 2021. Includes leases aggregating 161,563 rentable square feet that had been signed but had not yet commenced as of September 30, 2021.
(6)Represents vacant space at properties that were classified as repositioning or redevelopment properties as of September 30, 2021. Excludes stabilized properties and properties in lease-up. Refer to the table under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” for additional details related to these properties
    As of September 30, 2021, in addition to 0.5 million rentable square feet of currently available space in our portfolio and 0.8 million rentable square feet of vacant space under current repositioning, leases representing 1.5% and 13.7% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2021 and 2022, respectively. During the nine months ended September 30, 2021, we renewed 206 leases for 3.1 million rentable square feet, resulting in a 75.0% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the nine months ended September 30, 2021, new and renewal leases had a weighted average term of 5.3 and 4.5 years, and we expect future new and renewal leases to have similar terms.
    The leases scheduled to expire during the remainder of 2021 and 2022 represent approximately 1.6% and 13.6% respectively, of the total annualized base rent for our portfolio as of September 30, 2021. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2021 and 2022 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket. As described under “—Market and Portfolio Fundamentals” above, we expect market dynamics to remain strong and that these positive trends will continue to provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2021 will show positive renewal rates and leasing spreads.
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

Taxable REIT Subsidiary
As of September 30, 2021, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2021 and 2020.

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
    For the three and nine months ended September 30, 2021 and 2020, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2020 through September 30, 2021, and that were stabilized prior to January 1, 2020, which consisted of 194 properties aggregating approximately 24.7 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2020 through September 30, 2021, properties classified as current or future repositioning, redevelopment or lease-up during 2021 or 2020, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Properties Portfolio, our Total Portfolio includes the 72 properties aggregating approximately 8.6 million rentable square feet that were purchased between January 1, 2020 and September 30, 2021, and the eight properties aggregating approximately 0.4 million rentable square feet that were sold between January 1, 2020 and September 30, 2021.
    At September 30, 2021 and 2020, our Same Properties Portfolio occupancy was approximately 98.8% and 98.3%, respectively. For the three months ended September 30, 2021 and 2020, our Same Properties Portfolio weighted average occupancy was approximately 98.6% and 97.8%, respectively. Comparatively, for the nine months ended September 30, 2021 and 2020, our Same Properties Portfolio weighted average occupancy was approximately 98.5% and 97.8%.

    Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
    The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
	2021	2020		Change	2021	2020		Change
REVENUES
Rental income	$80,278	$74,543	$5,735	7.7%	$115,260	$83,622	$31,638	37.8%
Management, leasing and development services	—	—	—	—%	136	118	18	15.3%
Interest income	—	—	—	—%	7	116	(109)	(94.0)%
TOTAL REVENUES	80,278	74,543	5,735	7.7%	115,403	83,856	31,547	37.6%
OPERATING EXPENSES
Property expenses	18,104	17,866	238	1.3%	27,501	20,684	6,817	33.0%
General and administrative	—	—	—	—%	11,806	9,464	2,342	24.7%
Depreciation and amortization	24,368	25,067	(699)	(2.8)%	38,676	28,811	9,865	34.2%
TOTAL OPERATING EXPENSES	42,472	42,933	(461)	(1.1)%	77,983	58,959	19,024	32.3%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	4	70	(66)	(94.3)%
Interest expense	—	—	—	—%	10,427	7,299	3,128	42.9%
TOTAL EXPENSES	42,472	42,933	(461)	(1.1)%	88,414	66,328	22,086	33.3%
Loss on extinguishment of debt	—	—	—	—%	(505)	—	(505)	100.0%
Gains on sale of real estate	—	—	—	—%	13,702	13,669	33	0.2%
NET INCOME	$37,806	$31,610	$6,196	19.6%	$40,186	$31,197	$8,989	28.8%
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

	Same Properties Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
Category	2021	2020		Change	2021	2020		Change
Rental revenue(1)	$67,658	$62,523	$5,135	8.2%	$96,004	$70,153	$25,851	36.8%
Tenant reimbursements (2)	12,478	11,814	664	5.6%	19,024	13,247	5,777	43.6%
Other income(3)	142	206	(64)	(31.1)%	232	222	10	4.5%
Rental income	$80,278	$74,543	$5,735	7.7%	$115,260	$83,622	$31,638	37.8%
    Our Same Properties Portfolio and Total Portfolio rental income increased by $5.7 million, or 7.7%, and $31.6 million, or 37.8%, respectively, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, for the reasons described below:

(1) Rental Revenue
    Our Same Properties Portfolio and Total Portfolio rental revenue increased by $5.1 million, or 8.2%, and $25.9 million, or 36.8%, respectively, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in our Same Properties Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, an increase in the weighted average occupancy of the portfolio and a net increase in rental revenue due to bad debt recoveries and a decrease in reserves for tenant and deferred rent receivables, partially offset by a decrease in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 72 properties we acquired between January 1, 2020, and September 30, 2021.
(2) Tenant Reimbursements
    Our Same Properties Portfolio tenant reimbursements revenue increased by $0.7 million, or 5.6%, and our Total Portfolio tenant reimbursements revenue increased by $5.8 million, or 43.6%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in our Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio and an increase in recoverable property expenses, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 72 properties we acquired between January 1, 2020 and September 30, 2021.
(3) Other Income
    Our Same Properties Portfolio other income decreased by $0.1 million, or 31.1%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to a decrease in miscellaneous income. Our Total Portfolio other income increased by $10 thousand, or 4.5%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Management, Leasing and Development Services
    Our Total Portfolio management, leasing and development services revenue increased by $18 thousand, or 15.3%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Interest Income
    Interest income decreased by $0.1 million, or 94.0%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
    Our Same Properties Portfolio and Total Portfolio property expenses increased by $0.2 million, or 1.3%, and $6.8 million, or 33.0%, respectively, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in our Same Properties Portfolio property expenses is primarily due to increases in real estate tax expense relating to California Proposition 13 annual increases, allocated overhead costs reflecting a higher employee headcount and insurance expense due to increased premiums, partially offset by a decrease in repairs and maintenance expense, including roof repairs, landscaping maintenance and janitorial services. Our Total Portfolio property expenses were also impacted by incremental expenses from the 72 properties we acquired between January 1, 2020, and September 30, 2021.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $2.3 million, or 24.7%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in December 2020, accrued bonus expense and other various corporate expenses.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $0.7 million, or 2.8%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2020, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2020. Our Total Portfolio depreciation and amortization expense increased by $9.9 million, or 34.2%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the incremental expense from the 72 properties we acquired between January 1, 2020, and September 30, 2021.
Acquisition Expenses
    Our Total Portfolio acquisition expenses decreased by $0.1 million, or 94.3%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Interest Expense
    Our Total Portfolio interest expense increased by $3.1 million, or 42.9%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in interest expense is primarily comprised of the following: (i) a $2.1 million increase due to the issuance of $400.0 million of 2.125% senior notes in November 2020, (ii) a $1.3 million increase due to the issuance of $400.0 million of 2.150% senior notes in August 2021 and (iii) a $0.7 million increase due to an increase in borrowings under our unsecured revolving credit facility. These increases were partially offset by the following decreases: (i) a $0.5 million net decrease related to the repayment of our $100.0 million term loan facility and termination of related interest rate swap in November 2020 and (ii) a $0.5 million net decrease related to the repayment of our $225.0 million unsecured term loan facility and termination of the related interest rate swap in August 2021. See Note 7 to the consolidated financial statements for additional details related to our interest rate swaps.
Loss on Extinguishment of Debt
In September 2021, we repaid our $225.0 million unsecured term loan facility (the “$225 Million Term Loan Facility”) in advance of the maturity date of January 14, 2023 without incurring any prepayment fees. The loss on extinguishment of debt of $0.5 million represents the write-off of unamortized debt issuance costs related to the term loan facility.
Gains on Sale of Real Estate
During the three months ended September 30, 2021, we recognized gains on sale of real estate of $13.7 million from the disposition of one property that was sold for a gross sales price of $18.6 million. During the three months ended September 30, 2020, we recognized gains on sale of real estate of $13.7 million from the disposition of three properties that were sold for an aggregate gross sales price of $44.2 million.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
    The following table summarizes the historical results of operations for our Same Properties Portfolio and Total Portfolio for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
	2021	2020		Change	2021	2020		Change
REVENUES
Rental income	$236,442	$219,630	$16,812	7.7%	$319,140	$240,882	$78,258	32.5%
Management, leasing and development services	—	—	—	—%	350	325	25	7.7%
Interest income	—	—	—	—%	36	279	(243)	(87.1)%
TOTAL REVENUES	236,442	219,630	16,812	7.7%	319,526	241,486	78,040	32.3%
OPERATING EXPENSES
Property expenses	53,278	51,412	1,866	3.6%	75,631	57,682	17,949	31.1%
General and administrative	—	—	—	—%	33,981	27,753	6,228	22.4%
Depreciation and amortization	73,203	76,556	(3,353)	(4.4)%	110,048	84,715	25,333	29.9%
TOTAL OPERATING EXPENSES	126,481	127,968	(1,487)	(1.2)%	219,660	170,150	49,510	29.1%
OTHER EXPENSES
Acquisition expenses	—	—	—	—%	35	89	(54)	(60.7)%
Interest expense	—	—	—	—%	29,772	22,176	7,596	34.3%
TOTAL EXPENSES	126,481	127,968	(1,487)	(1.2)%	249,467	192,415	57,052	29.7%
Loss on extinguishment of debt	—	—	—	—%	(505)	—	(505)	100.0%
Gains on sale of real estate	—	—	—	—%	27,312	13,669	13,643	99.8%
NET INCOME	$109,961	$91,662	$18,299	20.0%	$96,866	$62,740	$34,126	54.4%
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

	Same Properties Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
Category	2021	2020		Change	2021	2020		Change
Rental revenue(1)	$198,704	$185,033	$13,671	7.4%	$265,671	$202,757	$62,914	31.0%
Tenant reimbursements (2)	37,277	34,211	3,066	9.0%	52,787	37,673	15,114	40.1%
Other income(3)	461	386	75	19.4%	682	452	230	50.9%
Rental income	$236,442	$219,630	$16,812	7.7%	$319,140	$240,882	$78,258	32.5%
    Our Same Properties Portfolio and Total Portfolio rental income increased by $16.8 million, or 7.7%, and $78.3 million, or 32.5%, respectively, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, for the reasons described below:

(1) Rental Revenue
    Our Same Properties Portfolio and Total Portfolio rental revenue increased by $13.7 million, or 7.4%, and $62.9 million, or 31.0%, respectively, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in our Same Properties Portfolio rental revenue is primarily due to the increase in average rental rates on new and renewal leases, an increase in the weighted average occupancy of the portfolio and a net increase in rental revenue due to bad debt recoveries and a decrease in reserves for tenant and deferred rent receivables, partially offset by a decrease in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 72 properties we acquired between January 1, 2020, and September 30, 2021.
(2) Tenant Reimbursements
    Our Same Properties Portfolio tenant reimbursements revenue increased by $3.1 million, or 9.0%, and our Total Portfolio tenant reimbursements revenue increased by $15.1 million, or 40.1% during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in our Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio, an increase in recoverable property expenses and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 72 properties we acquired between January 1, 2020 and September 30, 2021.
(3) Other Income
    Our Same Properties Portfolio and Total Portfolio other income increased by $0.1 million, or 19.4%, and $0.2 million, or 50.9%, respectively, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase in miscellaneous income.
Management, Leasing and Development Services
    Our Total Portfolio management, leasing and development services revenue increased by $25 thousand, or 7.7%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Interest Income
    Interest income decreased by $0.2 million, or 87.1%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to a decrease in both the average cash balance invested in money market accounts and the average interest rate earned.
Property Expenses
    Our Same Properties Portfolio and Total Portfolio property expenses increased by $1.9 million, or 3.6%, and $17.9 million, or 31.1%, respectively, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in our Same Properties Portfolio property expenses is primarily due to increases in real estate tax expense relating to California Proposition 13 annual increases, allocated overhead costs reflecting a higher employee headcount, insurance expense due to increased premiums, non-recoverable costs related to fire and water damage at two properties and utilities expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 72 properties we acquired between January 1, 2020, and September 30, 2021.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $6.2 million, or 22.4%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in December 2020, accrued bonus expense and payroll related costs due to a higher employee headcount.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $3.4 million, or 4.4%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2020, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2020. Our Total Portfolio depreciation and amortization expense increased by $25.3 million, or 29.9%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the incremental expense from the 72 properties we acquired between January 1, 2020, and September 30, 2021.
Acquisition Expenses
    Our Total Portfolio acquisition expenses decreased by $54 thousand or 60.7%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Interest Expense
    Our Total Portfolio interest expense increased by $7.6 million, or 34.3%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in interest expense is primarily comprised of the following: (i) a $6.4 million increase due to the issuance of $400.0 million of 2.125% senior notes in November 2020, (ii) a $1.3 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021, (iii) a $0.9 million increase due to the assumption of $66.4 million of debt as part of the consideration for the acquisition of 11 properties during 2020 and one additional property during 2021 and (iv) a $0.8 million increase due to an increase in borrowings under our unsecured revolving credit facility and higher facility fees. These increases were partially offset by the following decreases: (i) a $1.2 million net decrease related to the repayment of our $100.0 million term loan facility and termination of the related interest rate swap in November 2020, (ii) a $0.6 million net decrease related to the repayment of the $225 Million Term Loan Facility and termination of the related interest rate swaps in August 2021 and (iii) a $0.4 million decrease related to our variable rate $60 million term loan due to a decrease in LIBOR. See Note 7 to the consolidated financial statements for additional details related to our interest rate swaps.
Loss on Extinguishment of Debt
In September 2021, we repaid the $225 Million Term Loan Facility in advance of the January 2023 maturity date without incurring any prepayment fees. The loss on extinguishment of debt of $0.5 million represents the write-off of unamortized debt issuance costs related to the term loan facility.
Gains on Sale of Real Estate
During the nine months ended September 30, 2021, we recognized gains on sale of real estate of $27.3 million from the disposition of four properties that were sold for an aggregate gross sales price of $47.6 million. During the nine months ended September 30, 2020, we recognized gains on sale of real estate of $13.7 million from the disposition of three properties that were sold for an aggregate gross sales price of $44.2 million.

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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,186	$31,197	$96,866	$62,740
Add:
Depreciation and amortization	38,676	28,811	110,048	84,715
Deduct:
Gains on sale of real estate	13,702	13,669	27,312	13,669
Funds From Operations (FFO)	$65,160	$46,339	$179,602	$133,786
Less: preferred stock dividends	(2,976)	(3,636)	(10,249)	(10,909)
Less: original issuance costs of redeemed preferred stock	(3,349)	—	(3,349)	—
Less: FFO attributable to noncontrolling interest(1)	(3,277)	(2,017)	(9,667)	(5,472)
Less: FFO attributable to participating securities(2)	(223)	(197)	(656)	(584)
FFO attributable to common stockholders	$55,335	$40,489	$155,681	$116,821
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
    The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental income	$115,260	$83,622	319,140	240,882
Property expenses	27,501	20,684	75,631	57,682
Net Operating Income	$87,759	$62,938	$243,509	$183,200
Amortization of (below) above market lease intangibles, net	(3,191)	(2,751)	(9,289)	(7,822)
Straight line rental revenue adjustment	(5,865)	(3,088)	(14,904)	(10,972)
Cash Net Operating Income	$78,703	$57,099	$219,316	$164,406

    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,186	$31,197	$96,866	$62,740
Add:
General and administrative	11,806	9,464	33,981	27,753
Depreciation and amortization	38,676	28,811	110,048	84,715
Acquisition expenses	4	70	35	89
Interest expense	10,427	7,299	29,772	22,176
Loss on extinguishment of debt	505	—	505	—
Deduct:
Management, leasing and development services	136	118	350	325
Interest income	7	116	36	279
Gains on sale of real estate	13,702	13,669	27,312	13,669
Net Operating Income	$87,759	$62,938	$243,509	$183,200
Amortization of (below) above market lease intangibles, net	(3,191)	(2,751)	(9,289)	(7,822)
Straight line rental revenue adjustment	(5,865)	(3,088)	(14,904)	(10,972)
Cash Net Operating Income	$78,703	$57,099	$219,316	$164,406

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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,186	$31,197	$96,866	$62,740
Interest expense	10,427	7,299	29,772	22,176
Depreciation and amortization	38,676	28,811	110,048	84,715
Gains on sale of real estate	(13,702)	(13,669)	(27,312)	(13,669)
EBITDAre	$75,587	$53,638	$209,374	$155,962

Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At September 30, 2021, the Operating Partnership had issued and outstanding $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030 ”) and the $400 Million Notes due 2031. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
    As of September 30, 2021, our cash and cash equivalents were $60.2 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $700.0 million available for future borrowings.
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
During the nine months ended September 30, 2021, we directly sold a total of 3,201,560 shares of our common stock under the $750 Million ATM Program at a weighted average price of $52.27 per share, for gross proceeds of $167.3 million, and net proceeds of $165.2 million, after deducting the sales agents’ fee.
During the nine months ended September 30, 2021, we also entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the $750 Million ATM Program with respect to 4,409,571 shares of our common stock at a weighted average initial forward sale price of $56.80 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of sale.
During the nine months ended September 30, 2021, we physically settled the forward equity sale agreements related to the $750 Million ATM Program in full by issuing 4,409,571 shares of common stock in exchange for net proceeds of $250.3 million. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $56.76 per share.
    As of September 30, 2021, approximately $299.4 million of common stock remains available to be sold under the $750 Million ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the $750 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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
Issuance of $400 Million Notes Due 2031 — On August 4, 2021, we completed the underwritten public offering of the $400 Million Notes due 2031. The $400 Million Notes due 2031 were issued to the public at 99.014% of the principal amount, with a coupon rate of 2.150%. Interest on the $400 Million Notes due 2031 is payable semiannually on the first day of March and September in each year, beginning on March 1, 2022, until maturity on September 1, 2031.
We may redeem the $400 Million Notes due 2031 at our option and sole discretion, in whole at any time or in part from time to time prior to June 1, 2031 (three months prior to the maturity date of the $400 Million Notes due 2031), at a redemption price equal to the greater of (i) 100% of the principal amount of the $400 Million Notes due 2031 being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, on or after June 1, 2031 (three months prior to the maturity date of the $400 Million Notes due 2031), the redemption price will be equal to 100% of the principal amount of the $400 Million Notes due 2031 being redeemed.
The proceeds from the $400 Million Notes due 2031 are expected to be allocated to investments in recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects. Pending the allocation to eligible green projects, proceeds were initially used to repay the $225 Million Term Loan Facility, to fund the redemption of all shares of the Series A Preferred Stock, and acquisition activities.
May 2021 Equity Offering — On May 24, 2021, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 9,000,000 shares of common stock at an initial forward sale price of $55.29 per share (the “May 2021 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 9,000,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In June 2021, we partially settled the May 2021 Forward Sale Agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million. The net proceeds were calculated based on the net forward sale price on the settlement date of $55.26 per share.
In September 2021, we settled the remaining shares under the May 2021 Forward Sale Agreements by issuing 7,190,474 shares of our common stock in exchange for net proceeds of $395.0 million. The net proceeds were calculated based on the net forward sale price on the settlement date of $54.93.
September 2021 Equity Offering — On September 27, 2021, we completed an underwritten public offering of 9,600,000 shares of common stock in which we (i) issued an aggregate of 3,100,000 shares of common stock to the underwriters at a purchase price of $58.65 per share for proceeds of $181.8 million, and (ii) entered into forward equity sale agreements with certain financial institutions acting as forward purchasers for 6,500,000 shares of common stock at an initial forward sale price of $58.65 per share (the “September 2021 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 6,500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
We currently expect to physically settle the September 2021 Forward Sale Agreements and receive cash proceeds upon one or more settlement dates, at our discretion, prior to the final settlement date on March 22,2023. As of September 30, 2021, the net forward sale price was $58.41 and would result in $379.6 million in cash proceeds upon full physical settlement of the September 2021 Forward Sale Agreements.
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
During the nine months ended September 30, 2021, we completed the sale of four properties for a total gross sales price of $47.6 million and total net cash proceeds of $45.4 million. The net cash proceeds were used to partially fund the acquisition of six properties during the nine months ended September 30, 2021, through 1031 Exchange transactions.
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

Investment Grade Rating
Our credit ratings at September 30, 2021, were Baa3 from Moody’s, BBB from S&P and BBB from Fitch, with a stable outlook for all three, with respect to our Credit Agreement (described below), $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit rating at September 30, 2021, was BB+ from both Fitch and S&P with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
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
The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. Interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of September 30, 2021, the margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
    As of the filing date of this Quarterly Report on Form 10-Q, we had $12.0 million outstanding under the Revolver, leaving $688.0 million available for future borrowings.
Uses of Liquidity
Acquisitions
    One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we have acquired 36 properties with 3.7 million rentable square feet of buildings and 156.3 acres of low coverage outdoor storage sites and land for near term redevelopment for an aggregate purchase price of $1.3 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have over $300 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See Note 3 “Investments in Real Estate” to the Consolidated Financial Statements for a summary of the properties we acquired during the nine months ended September 30, 2021.

Recurring and Nonrecurring Capital Expenditures
    Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of September 30, 2021, nine of our properties were under current repositioning, redevelopment, or lease-up and we have a pipeline of 12 additional properties for which we anticipate beginning construction work over the next six quarters. We currently estimate that approximately $241.6 million of capital will be required over the next three full and partial years (2021-2023), to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which has and may continue to cause delays or which may increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the $750 Million ATM Program and borrowings available under the Revolver.
    The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Nine Months Ended September 30, 2021
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$58,823	21,569,721	$2.73
Recurring Capital Expenditures(5)	7,103	32,534,710	$0.22
Total Capital Expenditures	$65,926
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

Contractual Obligations
     The following table sets forth our principal obligations and commitments as of September 30, 2021, including (i) scheduled principal payments and debt maturities, (ii) periodic interest payments related to our outstanding indebtedness and interest rate swaps, (iii) office lease payments and (iv) other contractual obligations (in thousands):

	Payments by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments and debt maturities	$1,400,552	$535	$2,177	$64,815	$13,403	$250,972	$1,068,650
Interest payments - fixed-rate debt(1)	274,179	6,164	33,535	32,834	32,370	32,039	137,237
Interest payments - variable-rate debt(2)	20,271	1,663	6,596	6,203	5,199	610	—
Ground and office lease payments(3)	5,731	420	1,615	1,624	1,600	472	—
Contractual obligations(4)	68,152	68,152	—	—	—	—	—
Total	$1,768,885	$76,934	$43,923	$105,476	$52,572	$284,093	$1,205,887
(1)Reflects scheduled interest payments on our fixed rate debt, including the $100 Million Notes, $125 Million Notes, Series 2019A Notes, Series 2019B Notes, $400 Million Notes due 2030, $400 Million Notes due 2031 and our various mortgage loans.
(2)Reflects an estimate of interest payments due on variable rate debt, including the impact of interest rate swaps. For variable rate debt where interest is paid based on LIBOR plus an applicable LIBOR margin, we used the applicable LIBOR margin in effect as of September 30, 2021, and the one-month LIBOR rate of 0.08025%, as of September 30, 2021. Furthermore, it is assumed that any maturity extension options available are not exercised.
(3)See Note 6 to our consolidated financial statements for further details regarding leases.
(4)Includes total commitments for tenant improvements related to obligations under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors.  We anticipate these obligations to be paid as incurred through the remainder of 2021 and 2022, however, as the timing of these obligations is subject to a number of factors, for purposes of this table, we have included the full amount under “Remainder of 2021”.

Redemption of Series A Preferred Stock
On August 16, 2021 (the “Redemption Date”), we redeemed all 3,600,000 shares of our Series A Preferred Stock. The redemption price for the Series A Preferred Stock was equal to $25.00 per share, plus all accrued and unpaid dividends on such shares up to but not including the Redemption Date, in an amount equal to $0.183594 per share, for a total payment of $25.183594 per share, or $90.7 million. Upon redemption of the outstanding Series A Preferred Stock, we incurred an associated non-cash charge of $3.3 million as a reduction to net income available to common stockholders for the related original issuance costs.
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

    On October 18, 2021, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.24	December 31, 2021	January 18, 2022
OP Units	$0.24	December 31, 2021	January 18, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2021	December 31, 2021
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2021	December 31, 2021
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2021	December 31, 2021
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2021	December 31, 2021

Consolidated Indebtedness
    The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2021:

	Contractual Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	2/13/2024	(4)	0.850%	(5)	0.930%		$—
$150M Term Loan Facility	5/22/2025		0.950%	(5)(6)	3.713%	(7)	150,000	11/22/2024
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,275,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$3,980
$60M Term Loan	8/1/2023	(8)	1.700%		1.780%		58,304
960-970 Knox Street	11/1/2023		n/a		5.000%		2,422
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,829
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,667
5160 Richton Street	11/15/2024		n/a		3.790%		4,301
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,699
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		15,406
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,019
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,163
7817 Woodley Avenue	8/1/2039		n/a		4.140%		3,162
Total Secured Debt							$125,552
Total Consolidated Debt					2.832%		$1,400,552
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2021.  Assumes a 1-month LIBOR rate of 0.08025% as of September 30, 2021, as applicable. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $13.9 million as of September 30, 2021.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.125% to 0.300% per annum depending upon our investment grade rating.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margin will range from 0.725% to 1.400% per annum for the Revolver and 0.80% to 1.60% per annum for the $150 Million Term Loan Facility, depending on our investment grade rating, which may change from time to time.

(6)On June 30, 2021, we amended the $150 Million Term Loan to reduce the applicable LIBOR margin from a range of 1.40% to 2.35% per annum to a range of 0.80% to 1.60% per annum, based on our credit ratings.
(7)As of September 30, 2021, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.
(8)The $60 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

    The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2021:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	8.1	2.88%	2.88%	$1,342,248	96%
Variable	1.8	LIBOR + 1.70%	1.78%	$58,304	4%
Secured vs. Unsecured:
Secured	3.8		3.02%	$125,552	9%
Unsecured	8.2		2.81%	$1,275,000	91%
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2021.  Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.  Assumes a one-month LIBOR rate of 0.08025% as of September 30, 2021, as applicable.
(2)Excludes unamortized debt issuance costs and discounts totaling $13.9 million as of September 30, 2021.
    At September 30, 2021, we had total consolidated indebtedness of $1.4 billion, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 2.83% and an average term-to-maturity of 7.8 years.  As of September 30, 2021, $1.3 billion, or 96% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($1.2 billion) or an interest rate swap ($150.0 million).
    At September 30, 2021, we had consolidated indebtedness of $1.4 billion, reflecting a net debt to total combined market capitalization of approximately 12.7%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
    The Credit Agreement, $150 Million Term Loan Facility, $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $150 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Senior Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Credit Agreement and $150 Million Term Loan Facility, maintaining a minimum tangible net worth of at least the sum of (i) $2,061,865,500, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2019;
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

The $400 Million Notes due 2030 and $400 Million Notes due 2031 contain the following covenants (as defined in the indentures) that we must comply with:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•Maintaining a ratio of secured debt to total asset value of not more than 40%;
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.
    The Credit Agreement, $150 Million Term Loan Facility and Senior Notes also contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (i) 95% of our FFO (as defined in the credit agreement) and (ii) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
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
    We were in compliance with all of our quarterly debt covenants as of September 30, 2021.

Cash Flows
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
    The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Cash provided by operating activities	$179,943	$146,648	$33,295
Cash used in investing activities	$(1,352,721)	$(222,098)	$(1,130,623)
Cash provided by financing activities	$1,055,459	$282,599	$772,860

    Net cash provided by operating activities. Net cash provided by operating activities increased by $33.3 million to $179.9 million for the nine months ended September 30, 2021, compared to $146.6 million for the nine months ended September 30, 2020.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2020, the increase in Cash NOI from our Same Properties Portfolio and changes in working capital (excluding the change in sales-type lease receivable), partially offset by net proceeds of $19.6 million from the sale of 2722 Fairview Street (“Fairview”) which was sold in September 2020 pursuant to the tenant exercising the option under its lease to purchase the property, and an increase in cash interest paid for comparable periods.
    Net cash used in investing activities. Net cash used in investing activities increased by $1.13 billion to $1.35 billion for the nine months ended September 30, 2021, compared to $222.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to a $1.14 billion increase in cash paid for property acquisitions and acquisition related deposits and a $14.1 million increase in cash paid for construction and repositioning/redevelopment projects, partially offset by a $22.7 million increase in proceeds from the sale of real estate (excluding the proceeds from the sale of Fairview noted above) for comparable periods.
    Net cash provided by financing activities. Net cash provided by financing activities increased by $772.9 million to $1.06 billion for the nine months ended September 30, 2021, compared to $282.6 million for the nine months ended September 30, 2020. The increase was primarily attributable to the following: (i) an increase of $717.8 million in net cash proceeds from the issuance of shares of our common stock, (ii) an increase of $587.5 million in cash proceeds from borrowings under the Revolver and (iii) an increase of $392.4 million in net cash proceeds from the issuance of the $400 Million Notes due 2031. These increases were partially offset by the following: (i) a decrease of $587.5 million from the repayment of our borrowings under the Revolver, (ii) a decrease of $225.0 million from the repayment of the $225 Million Term Loan Facility, (iii) a decrease of $90.0 million from the redemption of the Series A Preferred Stock and (iv) an increase of $23.2 million in dividends paid to common stockholders and common unitholders primarily resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend.

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk
    Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon LIBOR.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see Note 7 to our consolidated financial statements.
    As of September 30, 2021, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
    At September 30, 2021, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $1.40 billion. Of this total amount, $1.34 billion, or 96%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.3 million, or 4%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2021, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $47 thousand annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report.
    Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	30	$60.53	N/A	N/A
August 1, 2021 to August 31, 2021	176	$61.15	N/A	N/A
September 1, 2021 to September 30, 2021	403	$63.01	N/A	N/A
	609	$62.35	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.

Item 3.        Defaults Upon Senior Securities
    None.

Item 4.        Mine Safety Disclosures
    None.

Item 5.        Other Information

None.

Item 6. Exhibits

Exhibit
3.1
Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))

3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on February 14, 2020)
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on November 9, 2017)
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on September 19, 2019)
3.5	Seventh Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 5, 2020)
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed by the registrant on July 15, 2013 (Registration No. 333-188806))
4.2	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on November 9, 2017)
4.3	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-A, filed by the registrant on September 19, 2019)
4.4
Second Supplemental Indenture, dated as of August 9, 2021, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee. (incorporated by reference to Exhibit 4.2 of Form 8-K, filed by the registrant on August 9, 2021)

10.1
Confirmation of Registered Forward Transaction, dated September 22, 2021, by and between Rexford Industrial Realty, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on September 27, 2021)

10.2
Confirmation of Registered Forward Transaction, dated September 22, 2021, by and between Rexford Industrial Realty, Inc. and JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on September 27, 2021)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

October 25, 2021	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 25, 2021	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 25, 2021	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)