Form 10-K
period 2021-12-31
Rexford Industrial Realty, Inc.
filed 2022-02-17
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2021, as reported on the New York Stock Exchange (“NYSE”) was approximately $7.8 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 198,639 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 14, 2022 was 160,536,236.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
•potential impacts from inflation;
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
•our ability to maintain our current investment grade ratings by Fitch Ratings (“Fitch”), Moody’s Investors Services (“Moody’s) or from Standard and Poor’s Ratings Services (“S&P”);
•litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes;
•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us;
•an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19, as well as new variants of the virus), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.
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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, redevelop, lease and manage industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2021, our consolidated portfolio consisted of 296 properties with approximately 36.9 million rentable square feet.  In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
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
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning and redeveloping industrial property by renovating, modernizing or increasing functionality to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading access and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and to diversify our sources of cash flow.  Additionally, our proactive approach to leasing and asset management is driven by our in-house leasing department and team of portfolio and property managers who maintain direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of 296 properties totaling approximately 36.9 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2021, we had 1,592 leases, with no single tenant accounting for more than 2.7% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles 55.9%; San Bernardino 17.2%; Orange County 11.3%; San Diego 8.2%; and Ventura 7.4%.
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
Value-Add Repositioning and Redevelopment Expertise: Our in-house redevelopment and construction management team employs an entrepreneurial approach to redevelopment and repositioning activities that are designed to increase the functionality, cash flow and value of our properties. Repositioning activities include converting large underutilized spaces into a series of smaller and more functional spaces, creating generic industrial space that appeals to a wide range of tenants, adding additional square footage and modernizing properties by, among other things, upgrading fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making other accretive modernization improvements. Redevelopment activities include fully or partially demolishing an existing building(s) due to building obsolescence and/or a property with excess or vacant land and constructing a ground-up building.
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through seven public offerings of our common stock (including two completed in 2021), three public offerings of preferred stock, through sales of common stock under our various at-the-market equity offering programs and through two public offerings of senior notes (including one completed in 2021). On January 13, 2022, we established a new at-the-market equity offering program pursuant to which we may sell from time to time up to an aggregate of $750.0 million of our common stock directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers. As of the filing date of this Annual Report on Form 10-K, we have not sold any shares of our common stock under this at-the-market equity offering program. In connection with the establishment of this new at-the-market offering program, we terminated our previous $750 million at-the-market program under which we had offered and sold shares of common stock having an aggregate gross sales price of $743.9 million. We also have a $700 million unsecured revolving credit facility, and as of the filing date of this Annual Report on Form 10-K, we had $175.0 million outstanding, leaving $525.0 million available for future borrowings. The credit facility has an accordion feature that permits us to request additional lender commitments up to an additional $700 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2021, our ratio of net debt to total market capitalization was 9.1%.

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
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. To mitigate some of the environmental risk, our properties are covered by a blanket environmental insurance policy. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities. These policies, however, are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. We obtain Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes, but is not limited to, inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant may recommend further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead-based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. On occasion the seller of a property may not allow us to conduct a Phase II investigation, and we may elect to proceed with a property acquisition without a Phase II based on our risk assessment and mitigating factors informed by our third-party environmental consultants and advisors. Although we obtain a Phase I, a Phase II as permitted by the property seller, or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it, these environmental assessments may not reveal all environmental risks that might have a materially adverse economic effect on our business, assets and results of operations or liquidity, and may not identify all potential environmental liabilities, and our portfolio environmental and any site-specific insurance policies may be insufficient to cover any such environmental costs and liabilities.
We can make no assurances that (1) future laws, ordinances or regulations will not impose material environmental liabilities on us, or (2) the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.
Human Capital
As of December 31, 2021, we had 186 employees located in five regional offices within our Southern California market to service our business and tenants, optimize the welfare and productivity of our staff, and minimize commute times for our staff and to our properties. However, due to the ongoing COVID-19 pandemic, nearly all employees worked remotely to minimize COVID-19 exposure risk and to provide flexible working conditions for our employees while achieving our performance objectives. We believe that we have good relations with our employees. None of our employees are represented by a union. We have adopted a Code of Business Conduct and Ethics, and Policies and Procedures for Complaints Regarding Accounting and Fraud, including a phone number and website for employees to voice anonymous concerns. All such concerns are then brought to the attention of our independent audit committee of the board of directors and our general counsel. These policies apply to all of our employees, and receipt and review by each employee is documented and verified annually.
Employee Engagement and Support
We believe employee engagement and recognition of strong performance are key components of a strong corporate culture. As part of our ongoing efforts to encourage employee engagement, we conducted a Voice of Employee survey and held teambuilding events in 2021, and employees received formal recognition awards during our all-company quarterly meetings after being nominated by their peers. Each employee undergoes performance discussions at least once per year, with annual compensation adjustment consideration commensurate with the market and individual performance. Our voluntary turnover rate was 15% in 2021. Our referral rate for new hires is 24%, which we believe is indicative of employee engagement and commitment. Additionally, all employees receive a weekly update via email from our executive management team.
We offer and encourage ongoing employee training and advancement opportunities, with a wide variety of thousands of courses and topics including management, leadership, personal development, diversity and inclusion, sexual harassment prevention, health and safety, and technical skills development. Many of our employees have contributed to the creation of learning content, leveraging our employee expertise and engagement and promoting a culture of learning. On average, each employee completed over 24 hours of focused training in 2021. We have also established a tuition reimbursement program which will provide our team with additional opportunities to grow and succeed in their careers. Additionally, we established a paid parental leave policy for birthing and non-birthing parents to support the bonding and wellness of our employees and their newborn children. Nearly 12% of our employees at the director level and higher were developed and promoted from within the Company.
Prior to the COVID-19 pandemic, the Company had a detailed business continuity plan in place. When statewide work-from home orders were implemented, the Company’s detailed business continuity plan was activated. Our employees were able to begin working remotely immediately, with home office equipment cost reimbursement, internet and online learning access for the entire workforce, and mental health assistance. Additionally, we made available to all employees with children a childcare stipend of $1,000 for each employee, as well as a tutoring stipend of $1,500, to assist employees balancing remote working and schooling needs. Based on the success of our virtual working environment during the earlier part of the COVID-19 pandemic, we implemented a work from home flexibility program in 2021.
Workforce Diversity, Equity and Inclusion
The Company values diversity, including diversity of experience, background, and ethnicity. Our employees are 56% female and 44% male, and 48% of our employees self-identify as members of a racial or ethnic minority. Employees at the director level and higher are 40% female and 60% male. Our nine-member board of directors was 33% female as of December 31, 2021.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we diversify the geographic concentrations of assets and carry insurance for losses resulting from earthquakes, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years, and the current COVID-19 pandemic, and restrictions intended to prevent its spread, have had, and may continue to have, an adverse impact on the economy of the Southern California market. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Additionally, conditions in Southern California related to homelessness, crime, tax rates and heightened regulation could negatively impact economic conditions and make tenants less desirous to lease properties from us. Any adverse economic or real estate developments in the Southern California market, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and local governments’ actions impacting our ability to collect rent could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, and could further trigger a period of sustained global and U.S. economic downturn or recession. In particular, in Southern California, the state of California and certain municipalities, including where we own properties and/or have redevelopment projects, have periodically instituted quarantines, restrictions on travel, restrictions on businesses and construction projects that may impact our performance. The industries in which our tenants are concentrated and other industries may be subject to these risks as well, which may negatively impact their performance and ability to pay rent. In addition, there can be no assurance against future quarantines and restrictions, as a result of the spread of new variants of COVID-19 or otherwise, that could cause adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. These trends may also influence occupancy levels and the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.
In March 2020, in response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. During 2021, many municipalities allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics). Most recently in Los Angeles County, where we operate a significant portion of our portfolio, the county’s eviction restrictions and rent deferment rights expired on January 31, 2022, leaving a small number of remaining municipalities, including the City of Los Angeles, where the restrictions will expire when the local emergency is lifted.
During 2020, a limited number of our tenants took advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent. As a result, during 2020, we provided rent relief to tenants in the form of deferred rent of approximately $4.6 million, which represented approximately 1.4% of our total consolidated rental income for 2020. We did not enter into any rent relief agreements granting additional deferrals of base rent during 2021. As of December 31, 2021, we have collected approximately $4.3 million, or 98.0%, of the deferred payments due as of December 31, 2021.
As the COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, and adversely impact our results of operations and financial condition. Likewise, changing global economic conditions as the pandemic continues to evolve may ultimately lead to a decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy.
Moreover, the ongoing COVID-19 pandemic, including the spread of new variants of the virus, and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:
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
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 (or another pandemic). Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the value and trading price of our common stock. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2021, included the following (and accounted for the percentage of our total annualized base rent indicated): Wholesale Trade (22.6%); Transportation and Warehousing (21.9%); and Light Manufacturing (20.1%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of properties meeting certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. In addition, the current market for acquisitions of industrial properties in Southern California continues to be extremely competitive. This competition may increase the demand for our target properties and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all, which could slow our growth. We may acquire properties utilized for non-industrial uses, including office properties, where our long-term strategy is to develop, redevelop or reposition the asset into industrial property. Prior to executing our strategy, we may lack non-industrial property management expertise necessary to optimally manage the non-industrial properties.
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
As of December 31, 2021, approximately 75% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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
A prolonged period of high and persistent inflation could have a negative impact on our operating performance.
A prolonged period of high and persistent inflation could cause an increase in our operating expenses, capital expenditures and cost of our variable-rate borrowing which could have a material impact on our financial position or results of operations. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above.
An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct repositioning, redevelopment and acquisition activity and recycle capital.
As of December 31, 2021, we had a $700 million unsecured revolving credit facility and a $150 million term loan facility bearing interest at a variable rates on any amount drawn and outstanding. There was no amount outstanding on the revolving credit facility and our term loan facility was fully drawn at December 31, 2021. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any repositioning, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.
The potential impacts of future climate change and governmental initiatives remain uncertain at this time but could result in increased operating costs.
    Our assets and tenants may be exposed to potential risks from possible future climate change that could result in physical and regulatory impacts, flooding, and catastrophic weather events and fires, increasing our operating costs and impairing our tenants’ ability to lease property and pay rent. Laws and regulations targeting climate change could result in stricter energy efficiency standards and increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to effectively pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
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
As of December 31, 2021, 3.7% of the rentable square footage of our portfolio was vacant or under repositioning/redevelopment and leases representing 0.6% of the rentable square footage of our portfolio expired on December 31, 2021. In addition, leases representing 13.1% and 13.8% of the rentable square footage of the properties in our portfolio will expire in 2022 and 2023, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.
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
•non-industrial properties targeted for development, redevelopment or repositioning may be more difficult to manage compared to our industrial properties where we have the most property management expertise;
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
We carry commercial property, liability, environmental, earthquake and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that we believe are appropriate for certain of our properties given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In particular, all of the properties in our portfolio are located in Southern California, an area that is particularly prone to seismic activity. A severe earthquake in the Southern California region could result in uninsured damage to a subset or even a substantial portion of our portfolio and could significantly impact our cash flow. While we carry insurance for losses resulting from earthquakes, such policies are subject to material deductibles. Additionally, natural disasters, including earthquakes, may cause future earthquake insurance costs to increase significantly, which may impact the operating costs and net cash flow of our properties.
In addition, we may discontinue terrorism or other insurance or increase deductibles on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Currently, we do not carry insurance for certain types of extraordinary losses, such as loss from riots, war and wildfires, because we believe such coverage is only available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from wildfires, riots, war and other uninsured losses. If we do obtain insurance for any of those risks in the future, such insurance cost may impact the operating costs and net cash flow of our properties.
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

Lastly, on a quarterly basis we conduct third-party internal and external vulnerability assessments from our cybersecurity firm leveraging the Common Vulnerability Scoring System (CVSS), and on an ongoing basis we conduct annual penetration testing with our third-party information security company. We currently maintain insurance policies to insure against breaches of network security, privacy liability, media liability, data incident response expenses, cyber related business interruption, and cyber extortion, although there is no guaranty that the insurance limits and coverage will be sufficient to cover any loss.
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2021, we have one interest rate swap in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For additional details related to our interest rate swap activity, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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
The planned discontinuation of LIBOR, and the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt and derivatives instruments.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators have encouraged banks to discontinue new LIBOR debt issuances after December 31, 2021.
We anticipate that the most commonly used tenors of LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts that are indexed to LIBOR (including our unsecured revolving credit facility, $150 million term loan and one interest rate swap), and are monitoring and evaluating the related risks, which include interest on loans and amounts paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective lender or counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
We may allocate the net proceeds from the offering of our $400,000,000 aggregate principal amount of 2.150% Senior Notes due 2031 in ways investors may not agree and in ways that may not earn a profit.
We intend to allocate the net proceeds from the offering of $400.0 million of 2.150% Senior Notes due 2031 to one or more Eligible Green Projects (as defined below), which may include the repositioning or redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds from the offering to Eligible Green Projects, the net proceeds were initially used to repay our $225.0 million unsecured term loan facility due 2023, to fund the redemption of all shares of our Series A Preferred Stock, and acquisition activities.
There can be no assurance that the Eligible Green Projects to which we may allocate any net proceeds from the $400.0 million of 2.150% Senior Notes due 2031 will meet investor criteria and expectations regarding environmental impact and sustainability performance. In particular, no assurance is given that any such Eligible Green Projects will satisfy, whether in whole or in part, any present or future investor expectations or requirements in regards to any investment criteria or guidelines with which such investor or its investments are required to comply, whether by any present or future applicable law or regulations or by their own bylaws or other governing rules or investment portfolio mandates (in particular with regard to any direct or indirect environmental, sustainability or social impact of the Eligible Green Projects). Adverse environmental or social impacts may occur during the design, construction and operation of the projects or the projects may become controversial or criticized by activist groups or other stakeholders.
“Eligible Green Projects” are defined as:
•Green Buildings. Expenditures related to real estate projects that have received or are expected to receive third-party sustainable certifications or verification, such as Energy Star 75+, LEED Certified or higher, Net Zero certifications, or equivalent certification. Expenditures may include design, development, construction, materials, equipment and certification costs.
•Energy Efficiency. Expenditures related to design, construction, operation and maintenance of energy efficiency of buildings, building subsystems or land, which improve energy efficiency by at least 30%, including efficient LED lighting, HVAC, cool roofing, water conservation systems and energy management systems.
•Renewable Energy. Expenditures related to investments in renewable energy, including on-site or off-site renewable energy investments such as wind, solar and battery storage systems.
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
Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our Tax Matters Agreements (as defined below), as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business (by imposing a 100% prohibited transaction tax on REITs on profits derived from sales of properties held primarily for sale in the ordinary course of business), which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.
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
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property. In recent years, there have been calls for a so called “split roll” under which commercial and industrial property owners would no longer receive the benefits of California Proposition 13 caps to property tax increases. During the November 2020 election, there was a California ballot initiative to create such as “split roll” and remove the property tax increase caps for commercial and industrial real estate. This ballot initiative failed by a margin of less than four percent, and similar proposals have been filed but have not yet qualified for the November 2022 ballot. There is a risk future ballot initiatives will succeed. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.
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
We obtain Phase I, or Phase II as appropriate and permitted by the seller, or similar environmental site assessments conducted by independent environmental consultants on most of our properties at the time of their acquisition or in connection with subsequent financings, however, these assessments are limited in scope and are not updated in the ordinary course of business absent a specific need and therefore, may not reveal all environmental conditions affecting a property. This may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase I’s or similar environmental site assessments, and this failure may expose us to liability in the future. While we maintain portfolio environmental and some site-specific insurance policies, they may be insufficient to cover any such environmental costs and liabilities.
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
In connection with certain tax-deferred property contribution transactions in exchange for partnership interests in our Operating Partnership and also in connection with our formation transactions, we entered into tax matters agreements (the “Tax Matters Agreements”) with certain limited partners of our Operating Partnership, including Messrs. Ziman, Schwimmer and Frankel in connection with the IPO, that provide that if we dispose of any interest with respect to certain properties in our portfolio in a taxable transaction during a certain period after the applicable transaction, our Operating Partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that exists with respect to such property interest as of the time of the applicable transaction and tax liabilities incurred as a result of the indemnification payment. These Tax Matters Agreements generally provide that, subject to certain exceptions and limitations, the indemnification rights under the agreement will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units or other applicable units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under any such agreement, our Operating Partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus, in some cases, additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
Tax Matters Agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Certain Tax Matters Agreements provide that, during a certain period after the applicable transaction (in the case of the IPO, the period beginning from the date of the completion of our IPO (July 24, 2013) through the period ending on the twelfth anniversary of our IPO (July 24, 2025)), our Operating Partnership will offer certain limited partners the opportunity to guarantee its debt, and following such period, our Operating Partnership will use commercially reasonable efforts to provide such limited partners who continue to own at least 50% of the common units or other applicable units they originally received in the applicable transactions with debt guarantee opportunities. Our Operating Partnership will be required to indemnify such limited partners for their tax liabilities resulting from our failure to make such opportunities available to them (plus, in some cases, an additional amount equal to the taxes incurred as a result of such indemnity payment). Among other things, this opportunity to guarantee debt is intended to allow the participating limited partners to defer the recognition of gain in connection with the applicable transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
As of December 31, 2021, we own 96.2% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. Furthermore, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, our consolidated portfolio consisted of 296 wholly-owned properties located in Southern California infill markets totaling approximately 36.9 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2021.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles – Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$486,024	0.1%	$15.66
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.4%	1	100.0%	$1,385,720	0.3%	$10.59

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	44,924	0.1%	3	100.0%	$1,679,957	0.4%	$37.40
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	0.9%	2	100.0%	$2,957,738	0.7%	$9.26
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.4%	11	100.0%	$2,094,740	0.5%	$13.67
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.2%	1	100.0%	$501,502	0.1%	$7.65
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.2%	1	100.0%	$636,847	0.2%	$7.92
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.1%	1	100.0%	$427,680	0.1%	$7.92
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.2%	1	100.0%	$444,316	0.1%	$7.89
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,475	1.3%	25	99.4%	$6,452,231	1.5%	$13.68
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.3%	1	100.0%	$1,085,891	0.3%	$10.80
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.5%	3	100.0%	$2,119,015	0.5%	$10.44
3340 San Fernando Road	Los Angeles	—	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
2800 Casitas Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1999	117,000	0.3%	2	100.0%	$888,135	0.2%	$7.59
12154 Montague Street	Pacoima	1	Warehouse / Distribution	1974	123,974	0.3%	2	100.0%	$1,610,737	0.4%	$12.99
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.1%	1	100.0%	$665,203	0.2%	$13.75
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.2%	2	100.0%	$734,917	0.2%	$9.55
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015, 2020	55,715	0.2%	1	100.0%	$668,580	0.2%	$12.00
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.2%	2	100.0%	$595,268	0.1%	$9.39
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.4%	3	100.0%	$1,624,100	0.4%	$11.05
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.4%	1	100.0%	$1,358,675	0.3%	$9.24
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	92,455	0.3%	1	100.0%	$906,310	0.2%	$9.80
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.4%	1	100.0%	$1,118,302	0.3%	$8.41
635 8th Street	San Fernando	1	Warehouse / Distribution	1989	72,250	0.2%	2	100.0%	$878,265	0.2%	$12.16
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.4%	2	100.0%	$1,164,377	0.3%	$8.38
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,075	0.1%	2	100.0%	$455,337	0.1%	$9.47
12838 Saticoy Street	North Hollywood	1	Warehouse / Excess Land	1954	100,390	0.3%	1	100.0%	$1,204,680	0.3%	$12.00
9750-9770 San Fernando Road	Sun Valley	1	Industrial Outdoor Storage	1952	35,624	0.1%	1	100.0%	$551,945	0.1%	$15.49
11076-11078 Fleetwood Street	Sun Valley	1	Warehouse / Light Manufacturing	1974	26,040	0.1%	—	—%	$—	—%	$—
11308-11350 Penrose Street	Sun Valley	1	Warehouse / Distribution	1974	151,604	0.4%	7	100.0%	$1,549,634	0.4%	$10.22

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.4%	9	92.2%	$1,598,748	0.4%	$12.93
12772 San Fernando Road	Sylmar	2	Warehouse / Light Manufacturing	1964 / 2013	140,837	0.4%	2	51.7%	$1,119,054	0.3%	$15.38
13943-13955 Balboa Blvd	Sylmar	1	Warehouse / Distribution	2000	200,632	0.5%	3	100.0%	$1,954,021	0.5%	$9.74
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,938	0.2%	23	100.0%	$1,323,365	0.3%	$17.43
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006 / 2015	90,722	0.2%	2	100.0%	$781,587	0.2%	$8.62
28159 Avenue Stanford	Valencia	1	Light Industrial / Office	1987 / 2008	79,247	0.2%	10	95.7%	$1,475,399	0.4%	$19.45
28901-28903 Avenue Paine(6)	Valencia	1	Warehouse / Distribution	1999 / 2018	111,935	0.3%	1	100.0%	$1,026,016	0.2%	$9.17
29003 Avenue Sherman	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.2%	1	100.0%	$597,820	0.1%	$8.78
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.4%	1	100.0%	$1,742,777	0.4%	$12.98
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.1%	1	100.0%	$439,414	0.1%	$9.39
29010 Avenue Paine	Valencia	1	Light Industrial / Office	2000	100,157	0.3%	1	100.0%	$949,488	0.2%	$9.48
29010 Commerce Center Drive	Valencia	1	Light Industrial / Office	2002	117,151	0.3%	1	100.0%	$1,152,766	0.3%	$9.84
29120 Commerce Center Drive	Valencia	1	Warehouse / Light Manufacturing	2002	135,258	0.4%	2	100.0%	$1,187,955	0.3%	$8.78
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.2%	1	100.0%	$829,077	0.2%	$10.20
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.1%	24	100.0%	$866,012	0.2%	$17.90
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,544	0.1%	1	49.6%	$219,751	0.1%	$15.00
Van Nuys Airport Industrial Center	Van Nuys	18	Warehouse / Distribution	1961 - 2007	463,661	1.3%	28	95.8%	$7,272,149	1.7%	$16.37
15385 Oxnard Street	Van Nuys	6	Warehouse / Distribution	1988	71,467	0.2%	3	100.0%	$954,195	0.2%	$13.35
8210-8240 Haskell Avenue	Van Nuys	3	Warehouse / Light Manufacturing	1962 - 1964	53,248	0.1%	—	—%	$—	—%	$—
Los Angeles – Greater San Fernando Valley Total		91			5,474,017	15.0%	199	96.4%	$61,735,720	14.8%	$11.70

Los Angeles – San Gabriel Valley
415-435 Motor Avenue(6)	Azusa	1	Redevelopment	1956	—	—%	—	—%	$—	—%	$—
720-750 Vernon Avenue	Azusa	3	Warehouse / Light Manufacturing	1950	71,692	0.2%	1	100.0%	$867,712	0.2%	$12.10
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.1%	1	100.0%	$463,572	0.1%	$8.95
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979	126,036	0.3%	5	100.0%	$1,361,197	0.3%	$10.80
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.7%	13	100.0%	$3,409,490	0.8%	$14.13
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.4%	1	100.0%	$1,624,241	0.4%	$10.92
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	0.9%	2	100.0%	$2,386,884	0.6%	$7.33
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.5%	14	100.0%	$3,099,385	0.7%	$15.34
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	0.7%	1	100.0%	$2,096,446	0.5%	$8.16

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	190,900	0.5%	1	100.0%	$1,203,386	0.3%	$6.30
15010 Don Julian Road	City of Industry	1	Warehouse / Light Manufacturing	1963	92,925	0.3%	1	100.0%	$707,935	0.2%	$7.62
334 El Encanto Road	City of Industry	1	Warehouse / Light Manufacturing	1960	64,368	0.2%	1	100.0%	$462,295	0.1%	$7.18
17031-17037 Green Drive	City of Industry	1	Warehouse / Distribution	1968	51,000	0.1%	2	100.0%	$604,654	0.1%	$11.86
14940 Proctor Road	City of Industry	1	Light Manufacturing / Flex	1962	111,927	0.3%	1	100.0%	$1,920,000	0.5%	$17.15
1020 Bixby Drive	City of Industry	1	Warehouse / Distribution	1977	56,915	0.2%	2	100.0%	$583,533	0.1%	$10.25
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.2%	14	100.0%	$951,579	0.2%	$12.04
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.2%	1	100.0%	$1,221,168	0.3%	$16.07
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.2%	38	100.0%	$1,014,000	0.2%	$14.57
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.2%	1	100.0%	$679,761	0.2%	$10.57
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.2%	2	100.0%	$1,049,052	0.3%	$12.00
4416 Azusa Canyon Road(6)	Irwindale	1	Redevelopment	1956	70,510	0.2%	—	—%	$—	—%	$—
2391-2393 Bateman Avenue	Irwindale	1	Warehouse / Light Manufacturing	2005	65,605	0.2%	1	100.0%	$921,094	0.2%	$14.04
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.3%	25	97.3%	$1,256,186	0.3%	$12.86
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.2%	1	100.0%	$1,085,081	0.3%	$16.00
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.3%	1	100.0%	$1,007,143	0.2%	$8.40
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.7%	1	100.0%	$1,770,919	0.4%	$7.20
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.3%	1	100.0%	$1,026,261	0.3%	$9.45
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	2.0%	2	100.0%	$3,805,071	0.9%	$5.06
Los Angeles – San Gabriel Valley Total		47			3,898,952	10.6%	134	98.1%	$36,578,045	8.7%	$9.56

Los Angeles – Central
6020 Sheila St.	Commerce	1	Cold Storage / Distribution	2000	70,877	0.2%	1	100.0%	$1,167,906	0.3%	$16.48
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	1.9%	1	100.0%	$5,491,921	1.3%	$7.90
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	77,198	0.2%	6	100.0%	$1,353,579	0.3%	$17.53
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	336,085	0.9%	3	93.9%	$2,369,556	0.6%	$7.51
6687 Flotilla Street	Commerce	1	Light Industrial / Office	1956	120,000	0.3%	1	100.0%	$1,267,200	0.3%	$10.56
2553 Garfield Avenue	Commerce	1	Warehouse / Light Manufacturing	1954	25,615	0.1%	1	100.0%	$124,800	—%	$4.87
6655 East 26th Street	Commerce	1	Warehouse / Light Manufacturing	1965	47,500	0.1%	1	100.0%	$381,900	0.1%	$8.04
6027 Eastern Avenue(6)	Commerce	1	Redevelopment	1946	82,922	0.2%	—	—%	$—	—%	$—
6700 S Alameda St.	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.2%	1	100.0%	$1,289,892	0.3%	$16.48
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.1%	3	100.0%	$689,643	0.1%	$14.52
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$359,013	0.1%	$14.34
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.7%	1	100.0%	$2,546,160	0.6%	$10.33
2750 Alameda Street	Los Angeles	2	Warehouse / Light Manufacturing	1961 - 1980	164,026	0.4%	5	100.0%	$1,399,477	0.3%	$8.53
East 27th Street	Los Angeles	4	Light Industrial / Office	1961 - 2004	300,389	0.8%	7	100.0%	$3,023,212	0.7%	$10.06
2425-2535 East 12th Street	Los Angeles	4	Warehouse / Light Manufacturing	1988	257,976	0.7%	8	78.4%	$3,144,019	0.8%	$15.55
8542 Slauson Avenue	Pico Rivera	1	Industrial Outdoor Storage	1964	24,679	0.1%	1	100.0%	$776,524	0.2%	$31.46
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.3%	1	100.0%	$818,615	0.2%	$8.13
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.5%	3	100.0%	$1,957,285	0.5%	$10.27
Los Angeles – Central Total		30			2,891,140	7.8%	45	94.5%	$28,160,700	6.7%	$10.31

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles –- Mid-Counties
6635 Caballero Blvd	Buena Park	1	Light Industrial / Office	2003	92,395	0.3%	1	100.0%	$942,429	0.2%	$10.20
16221 Arthur St.	Cerritos	1	Warehouse / Distribution	1979 / 2021	61,372	0.2%	1	100.0%	$648,088	0.2%	$10.56
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.3%	1	100.0%	$1,071,612	0.3%	$9.27
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983, 2020	105,477	0.3%	2	100.0%	$1,051,766	0.3%	$9.97
14100 Vine Place	Cerritos	1	Warehouse / Distribution	1979	119,145	0.3%	1	100.0%	$600,000	0.1%	$5.04
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.5%	41	100.0%	$2,112,231	0.5%	$11.97
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.1%	1	100.0%	$1,195,875	0.3%	$22.08
9607-9623 Imperial Highway	Downey	1	Industrial Outdoor Storage	1974	7,466	—%	1	100.0%	$808,930	0.2%	$108.35
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,845	0.5%	4	100.0%	$2,069,678	0.5%	$10.41
9615 Norwalk Blvd.(6)	Santa Fe Springs	2	Redevelopment	1975	—	—%	—	—%	$—	—%	$—
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	106,995	0.3%	4	100.0%	$1,151,166	0.3%	$10.76
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.2%	5	100.0%	$647,610	0.2%	$11.15
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	0.1%	1	100.0%	$495,523	0.1%	$26.09
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$370,266	0.1%	$14.89
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.3%	1	100.0%	$1,016,595	0.2%	$10.06
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.2%	25	100.0%	$1,034,052	0.2%	$12.03
10747 Norwalk Blvd	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.1%	3	100.0%	$532,865	0.1%	$10.11
11600 Los Nietos Road(6)	Santa Fe Springs	1	Light Industrial / Office	1976	103,982	0.3%	—	—%	$—	—%	$—
12133 Greenstone Avenue(6)	Santa Fe Springs	1	Industrial Outdoor Storage	1967	—	—%	—	—%	$—	—%	$—
12211 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	N/A	—	—%	1	—%	$832,571	0.2%	$—
9920-10020 Pioneer Blvd(6)	Santa Fe Springs	7	Redevelopment	1973 - 1978	157,669	0.4%	—	—%	$—	—%	$—
12118 Bloomfield Avenue	Santa Fe Springs	4	Warehouse / Excess Land	1955	63,000	0.2%	4	100.0%	$720,000	0.2%	$11.43
12017 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	n/a	—	—%	2	—%	$2,484,875	0.6%	$—
12027 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	1975	7,780	—%	1	100.0%	$114,000	—%	$14.65
Gateway Pointe	Whittier	4	Warehouse / Distribution	2005 - 2006	989,195	2.7%	4	100.0%	$10,589,243	2.5%	$10.70
Los Angeles – Mid-Counties Total		45			2,701,134	7.4%	105	90.3%	$30,489,375	7.3%	$12.50

Los Angeles – South Bay
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.2%	1	100.0%	$611,037	0.1%	$10.18
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.5%	2	100.0%	$2,207,225	0.5%	$12.80
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.2%	5	100.0%	$954,400	0.2%	$12.21
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.3%	2	100.0%	$1,035,882	0.2%	$10.35
263-321 Gardena Blvd	Carson	2	Industrial Outdoor Storage	1977 - 1982	55,238	0.1%	2	100.0%	$924,709	0.2%	$16.74
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.1%	1	100.0%	$383,160	0.1%	$9.06
1055 Sandhill Avenue(6)	Carson	—	Redevelopment	1973	—	—%	—	—%	$—	—%	$—
701-751 Kingshill Place	Carson	6	Light Industrial / Office	1979 / 2020	171,056	0.5%	7	100.0%	$1,856,436	0.4%	$10.85
256 Alondra Blvd	Carson	1	Industrial Outdoor Storage	1954	2,456	—%	1	100.0%	$618,000	0.1%	$251.63

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.4%	1	100.0%	$1,505,543	0.4%	$11.01
13225 Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$195,604	0.1%	$9.31
11832-11954 La Cienega Blvd	Hawthorne	4	Light Industrial / Office	1999	63,462	0.2%	9	100.0%	$1,081,403	0.3%	$17.04
2205 126th Street	Hawthorne	1	Light Industrial / Office	1998	63,532	0.2%	4	100.0%	$895,500	0.2%	$14.10
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.1%	3	100.0%	$819,847	0.2%	$17.45
687 Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.4%	1	100.0%	$2,407,750	0.6%	$16.79
4175 Conant Street	Long Beach	1	Warehouse / Distribution	2015	142,593	0.4%	1	100.0%	$2,132,865	0.5%	$14.96
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.1%	1	100.0%	$613,188	0.1%	$14.00
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.3%	2	100.0%	$999,750	0.2%	$10.35
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.2%	14	97.5%	$1,239,553	0.3%	$19.98
15401 Figueroa Street	Los Angeles	1	Warehouse / Light Manufacturing	1964 / 2018	38,584	0.1%	3	100.0%	$475,854	0.1%	$12.33
15601 Avalon Blvd(6)	Los Angeles	2	Redevelopment	1984	63,690	0.2%	—	—%	$—	—%	$—
15650-15700 Avalon Blvd(6)	Los Angeles	2	Warehouse / Distribution	1962 - 1978	98,259	0.3%	—	—%	$—	—%	$—
514 East C Street	Los Angeles	1	Industrial Outdoor Storage	2019	3,436	—%	1	100.0%	$516,600	0.1%	$150.35
17907-18001 Figueroa Street	Los Angeles	6	Warehouse / Excess Land	1954 - 1960	74,810	0.2%	13	100.0%	$894,765	0.2%	$11.96
8911 Aviation Blvd	Los Angeles	1	Light Manufacturing / Flex	1971	100,000	0.3%	1	100.0%	$1,475,849	0.4%	$14.76
2500 Victoria Street	Los Angeles	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$11,001,864	2.6%	$—
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.4%	1	100.0%	$1,566,628	0.4%	$9.51
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.1%	9	100.0%	$376,547	0.1%	$12.46
7110 Rosecrans Ave.	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.2%	2	100.0%	$830,242	0.2%	$11.09
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989 / 2021	1,150,644	3.1%	17	92.1%	$12,212,205	2.9%	$11.53
19402 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	—%	1	100.0%	$266,160	0.1%	$17.25
19100 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1956	52,714	0.1%	1	100.0%	$961,366	0.2%	$18.24
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.2%	1	100.0%	$458,400	0.1%	$8.00
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.3%	1	100.0%	$1,197,312	0.3%	$11.30
19007 Reyes Avenue	Rancho Dominguez	—	Industrial Outdoor Storage	1969 / 2021	—	—%	1	—%	$1,255,941	0.3%	$—
19431 Santa Fe Avenue	Rancho Dominguez	3	Industrial Outdoor Storage	1963	14,793	—%	—	—%	$—	—%	$—
20304 Alameda Street	Rancho Dominguez	2	Warehouse / Light Manufacturing	1974	77,758	0.2%	2	100.0%	$672,768	0.2%	$8.65
2410-2420 Santa Fe Avenue	Redondo Beach	1	Light Industrial / Office	1977	112,000	0.3%	1	100.0%	$1,489,528	0.4%	$13.30
2601-2641 Manhattan Beach Blvd	Redondo Beach	6	Light Industrial / Office	1978	126,726	0.3%	28	88.8%	$2,097,041	0.5%	$18.64
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.1%	26	100.0%	$804,802	0.2%	$16.25
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.1%	1	100.0%	$471,480	0.1%	$9.46
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	87,890	0.2%	11	100.0%	$1,211,672	0.3%	$13.79
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.2%	1	100.0%	$788,701	0.2%	$8.62
960-970 Knox Street	Torrance	1	Light Industrial / Office	1976	39,400	0.1%	4	100.0%	$620,967	0.2%	$15.76
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008	267,503	0.7%	13	100.0%	$3,172,484	0.8%	$11.86
19951 Mariner Avenue	Torrance	1	Light Industrial / Office	1986	89,272	0.2%	1	100.0%	$1,522,116	0.4%	$17.05
3100 Lomita Blvd	Torrance	5	Light Industrial / Office	1967 - 1998	575,976	1.6%	7	91.0%	$11,187,843	2.7%	$21.35
21515 Western Avenue	Torrance	1	Warehouse / Excess Land	1991	56,199	0.2%	1	100.0%	$570,000	0.1%	$10.14
4240 190th Street	Torrance	1	Warehouse / Distribution	1966	307,487	0.8%	3	100.0%	$2,381,488	0.6%	$7.75
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.4%	14	100.0%	$1,774,747	0.4%	$13.28

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
508 East E Street	Wilmington	1	Warehouse / Excess Land	1988	57,522	0.2%	2	73.9%	$564,511	0.1%	$13.28
1800 Lomita Blvd	Wilmington	—	Industrial Outdoor Storage	n/a	—	—%	4	—%	$3,064,077	0.7%	$—
Los Angeles – South Bay Total		102			5,671,123	15.4%	230	93.8%	$86,365,810	20.6%	$16.23

Orange County – North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,525	0.3%	20	98.3%	$1,766,356	0.4%	$14.78
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	120,127	0.3%	3	100.0%	$1,140,441	0.3%	$9.49
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985 / 2020	64,570	0.2%	1	100.0%	$670,392	0.1%	$10.38
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$447,663	0.1%	$12.98
900 East Ball Road	Anaheim	1	Warehouse / Excess Land	1956	62,607	0.2%	—	—%	$—	—%	$—
3071 Coronado Street	Anaheim	1	Warehouse / Distribution	1973	109,908	0.3%	1	100.0%	$—	—%	$—
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.3%	3	100.0%	$2,013,474	0.5%	$16.74
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,574	0.4%	16	100.0%	$2,002,089	0.5%	$12.39
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	0.9%	10	100.0%	$3,257,437	0.8%	$9.42
1901 Via Burton	Fullerton	1	Industrial Outdoor Storage	1960	—	—%	1	—%	$764,755	0.2%	$—
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.3%	2	100.0%	$1,345,464	0.3%	$11.68
1581 Main Street	Orange	1	Warehouse / Distribution	1994	39,661	0.1%	1	100.0%	$366,468	0.1%	$9.24
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.2%	2	100.0%	$1,173,654	0.3%	$12.67
560 Main Street	Orange	1	Warehouse / Light Manufacturing	1973	17,000	—%	1	100.0%	$123,480	—%	$7.26
2401-2421 Glassell Street	Orange	4	Light Industrial / Office	1987	191,127	0.5%	5	100.0%	$3,361,916	0.8%	$17.59
2390-2444 American Way(6)	Orange	—	Redevelopment	n/a	—	—%	—	—%	$—	—%	$—
22895 Eastpark Drive	Yorba Linda	1	Light Industrial / Office	1986	34,950	0.1%	1	100.0%	$382,887	0.1%	$10.96
Orange County – North Total		32			1,631,396	4.2%	68	96.0%	$18,816,476	4.5%	$12.01

Orange County – West
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.6%	1	100.0%	$2,045,123	0.5%	$9.83
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.3%	3	100.0%	$1,147,757	0.3%	$9.47
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971	276,585	0.7%	5	100.0%	$2,369,133	0.6%	$8.57
12821 Knott Street(6)	Garden Grove	1	Warehouse / Distribution	1971	120,800	0.3%	—	—%	$—	—%	$—
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.3%	1	100.0%	$991,265	0.2%	$8.63
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$389,944	0.1%	$11.04
7612-7642 Woodwind Drive	Huntington Beach	3	Light Industrial / Office	2001	62,377	0.2%	3	100.0%	$744,746	0.2%	$11.94
1700 Saturn Way	Seal Beach	1	Warehouse / Distribution	2006	184,000	0.5%	1	100.0%	$2,274,239	0.5%	$12.36
Orange County – West Total		11			1,123,173	3.0%	15	89.2%	$9,962,207	2.4%	$9.94

Orange County – South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.5%	2	100.0%	$1,507,950	0.3%	$8.33
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	46,178	0.1%	1	100.0%	$517,659	0.1%	$11.21
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.3%	1	100.0%	$1,584,706	0.4%	$15.49
25781 Atlantic Ocean Drive	Lake Forest	1	Light Industrial / Office	1996	27,960	0.1%	1	100.0%	$283,223	0.1%	$10.13
20481 Crescent Bay Drive	Lake Forest	1	Warehouse / Light Manufacturing	1996	88,355	0.2%	1	100.0%	$879,119	0.2%	$9.95
Orange County – South Total		5			445,773	1.2%	6	100.0%	$4,772,657	1.1%	$10.71

Orange County – Airport

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.2%	1	100.0%	$761,144	0.2%	$12.11
1601 Alton Pkwy.	Irvine	1	Light Industrial / Office	1974 / 2018	124,784	0.3%	5	100.0%	$1,770,817	0.4%	$14.19
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973	124,948	0.3%	1	100.0%	$1,574,345	0.4%	$12.60
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,354	0.3%	57	93.7%	$1,390,725	0.3%	$14.65
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,590	0.1%	13	100.0%	$546,962	0.1%	$14.17
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.3%	3	100.0%	$1,237,954	0.3%	$12.58
1801 St Andrew Place	Santa Ana	1	Light Industrial / Office	1987	370,374	1.0%	2	100.0%	$5,879,110	1.4%	$15.87
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$443,640	0.1%	$11.80
Orange County – Airport Total		13			958,859	2.6%	83	99.3%	$13,604,697	3.2%	$14.28

San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,208	0.3%	1	100.0%	$693,558	0.2%	$6.72
5002-5018 Lindsay Court	Chino	1	Warehouse / Distribution	1986	64,960	0.2%	2	100.0%	$927,732	0.2%	$14.28
340-344 Bonnie Circle	Corona	1	Warehouse / Distribution	1994	98,000	0.3%	1	100.0%	$715,934	0.2%	$7.31
1168 Sherborn Street	Corona	1	Warehouse / Distribution	2004	79,515	0.2%	1	100.0%	$820,595	0.2%	$10.32
The Merge	Eastvale	—	Warehouse / Distribution	2020	333,544	0.9%	8	100.0%	$3,953,780	0.9%	$11.85
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.3%	2	100.0%	$952,895	0.2%	$8.71
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.4%	2	100.0%	$1,091,399	0.3%	$8.34
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.6%	1	100.0%	$1,964,978	0.5%	$9.24
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.4%	1	100.0%	$1,224,300	0.3%	$8.40
10156 Live Oak Avenue	Fontana	1	Warehouse / Distribution	2020	236,912	0.6%	1	100.0%	$1,990,061	0.5%	$8.40
10694 Tamarind Avenue	Fontana	1	Warehouse / Distribution	2020	99,999	0.3%	1	100.0%	$889,911	0.2%	$8.90
13369 Valley Blvd	Fontana	1	Light Industrial / Office	2005	105,041	0.3%	1	100.0%	$876,357	0.2%	$8.34
15850 Slover Avenue	Fontana	1	Warehouse / Distribution	2020	60,127	0.2%	1	100.0%	$606,080	0.1%	$10.08
13512 Marlay Avenue	Fontana	1	Warehouse / Distribution	1960	199,363	0.5%	1	100.0%	$1,577,041	0.4%	$7.91
4225 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	134,500	0.4%	3	100.0%	$1,116,000	0.3%	$8.30
4039 State Street	Montclair	1	Warehouse / Distribution	2020	139,000	0.4%	1	100.0%	$1,168,267	0.3%	$8.40
5160 Richton Street	Montclair	1	Light Industrial / Office	2004	94,976	0.3%	5	100.0%	$1,285,883	0.3%	$13.54
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.3%	1	100.0%	$543,619	0.1%	$5.04
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.3%	26	100.0%	$1,500,116	0.3%	$11.69
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,812	0.3%	18	97.2%	$1,184,169	0.3%	$10.70
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.3%	5	100.0%	$1,188,778	0.3%	$10.62
Safari Business Center	Ontario	16	Warehouse / Distribution	1989	1,143,104	3.1%	87	100.0%	$12,769,424	3.0%	$11.17
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.6%	11	100.0%	$2,298,672	0.5%	$10.52
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.3%	1	100.0%	$821,561	0.2%	$8.28
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.3%	1	100.0%	$765,034	0.2%	$8.00
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.4%	12	100.0%	$1,602,052	0.4%	$11.84
4621 Guasti Road	Ontario	1	Warehouse / Distribution	1988	64,512	0.2%	1	100.0%	$750,920	0.2%	$11.64
1555 Cucamonga Avenue	Ontario	2	Warehouse / Light Manufacturing	1973	107,023	0.3%	2	100.0%	$774,000	0.2%	$7.23
500 Dupont Avenue	Ontario	1	Warehouse / Light Manufacturing	1987	276,000	0.7%	1	100.0%	$1,860,000	0.4%	$6.74
5772 Jurupa Street	Ontario	1	Warehouse / Distribution	1992	360,000	1.0%	1	100.0%	$2,383,206	0.6%	$6.62

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1010 Belmont Street	Ontario	1	Warehouse / Distribution	1987	61,824	0.2%	1	100.0%	$478,302	0.1%	$7.74
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.3%	5	100.0%	$2,019,369	0.5%	$15.62
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.2%	4	100.0%	$806,154	0.2%	$9.91
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.3%	59	100.0%	$1,473,102	0.3%	$13.69
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.5%	2	100.0%	$1,617,399	0.4%	$8.05
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	0.8%	1	100.0%	$1,331,523	0.3%	$4.68
2520 Baseline Road	Rialto	1	Warehouse / Distribution	2020	156,586	0.4%	1	100.0%	$1,238,658	0.3%	$7.91
San Bernardino – Inland Empire West Total		73			6,331,389	17.4%	273	99.9%	$59,260,829	14.1%	$9.36

San Bernardino – Inland Empire East
6750 Unit B - 6780 Central Ave.	Riverside	2	Warehouse / Light Manufacturing	1978	33,258	0.1%	1	100.0%	$229,085	0.1%	$6.89

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.6%	10	100.0%	$2,131,073	0.5%	$9.91
3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018, 2019	461,717	1.3%	12	96.5%	$4,343,547	1.0%	$9.75
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.3%	11	94.5%	$1,641,823	0.4%	$13.75
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.4%	23	100.0%	$1,498,992	0.4%	$10.88
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.2%	21	91.5%	$994,904	0.2%	$12.47
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$288,388	0.1%	$8.65
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.2%	2	100.0%	$687,727	0.2%	$9.84
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Light Manufacturing	1989	49,641	0.1%	17	100.0%	$550,586	0.1%	$11.09
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.4%	26	100.0%	$1,373,045	0.3%	$10.39
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.3%	17	100.0%	$1,374,379	0.3%	$10.95
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.4%	1	100.0%	$919,020	0.2%	$6.75
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,440	0.3%	18	100.0%	$1,414,592	0.3%	$13.81
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.4%	2	100.0%	$1,181,538	0.3%	$8.52
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.1%	1	100.0%	$645,138	0.2%	$11.46
2280 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1995	242,101	0.6%	7	100.0%	$2,429,696	0.6%	$10.04
851 Lawrence Drive	Thousand Oaks	1	Warehouse / Distribution	1968/2021	90,773	0.2%	3	100.0%	$1,225,992	0.3%	$13.51
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.	Thousand Oaks	9	Warehouse / Distribution	2018 / 2020	531,378	1.4%	10	100.0%	$5,620,887	1.4%	$10.58
Ventura County Total		39			2,736,456	7.3%	182	98.9%	$28,321,327	6.8%	$10.47

San Diego – North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.4%	3	100.0%	$1,747,680	0.4%	$11.54
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	90,091	0.2%	11	100.0%	$1,590,951	0.4%	$17.66
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,441	0.2%	6	100.0%	$941,579	0.2%	$11.71
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,572	0.3%	4	100.0%	$1,413,021	0.3%	$12.33
2270 Camino Vida Roble	Carlsbad	1	Light Industrial / Office	1981	106,311	0.3%	20	100.0%	$1,558,810	0.4%	$14.66
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	73,747	0.2%	3	100.0%	$711,419	0.2%	$9.65
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	1991	143,274	0.4%	5	100.0%	$1,664,325	0.4%	$11.62

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	0.8%	1	100.0%	$4,311,948	1.0%	$13.82
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.3%	2	100.0%	$995,629	0.3%	$10.26
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.1%	1	100.0%	$535,707	0.1%	$10.96
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,330	0.3%	8	100.0%	$1,178,967	0.3%	$10.22
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.2%	7	92.8%	$800,671	0.2%	$12.51
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.1%	1	100.0%	$422,340	0.1%	$9.94
San Diego – North County Total		28			1,444,508	3.8%	72	99.7%	$17,873,047	4.3%	$12.42

San Diego – Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.3%	15	100.0%	$1,555,839	0.4%	$13.91
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,876	0.3%	36	98.6%	$2,048,108	0.5%	$18.40
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,787	0.5%	51	98.8%	$3,305,518	0.8%	$17.82
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.2%	3	100.0%	$1,039,925	0.2%	$12.01
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.1%	1	100.0%	$557,622	0.1%	$11.90
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	99,403	0.3%	2	100.0%	$1,196,886	0.3%	$12.04
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974	47,666	0.1%	2	100.0%	$523,556	0.1%	$10.98
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	60,819	0.2%	2	100.0%	$672,721	0.2%	$11.06
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,737	0.3%	44	100.0%	$1,777,103	0.4%	$18.18
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.2%	4	100.0%	$774,983	0.2%	$13.05
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.3%	1	100.0%	$1,290,394	0.3%	$11.52
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.2%	1	100.0%	$917,878	0.2%	$10.99
10015 Waples Court	San Diego	1	Warehouse / Distribution	1988 / 2020	106,412	0.3%	1	100.0%	$1,512,540	0.4%	$14.21
8985 Crestmar Point	San Diego	1	Warehouse / Light Manufacturing	1988	57,086	0.1%	2	86.9%	$506,405	0.1%	$10.21
5725 Eastgate Drive	San Diego	1	Industrial Outdoor Storage	1995	27,267	0.1%	1	100.0%	$572,886	0.1%	$21.01
8745-8775 Production Avenue	San Diego	2	Light Industrial / Office	1974 / 2021	46,820	0.1%	4	100.0%	$645,784	0.2%	$13.79
8888-8992 Balboa Avenue	San Diego	2	Warehouse / Light Manufacturing	1967	86,637	0.2%	4	23.6%	$522,182	0.1%	$25.54
4181 Ruffin Road	San Diego	1	Light Industrial / Office	1987	150,144	0.4%	5	100.0%	$3,448,334	0.8%	$22.97
San Diego – Central Total		50			1,580,843	4.2%	179	95.1%	$22,868,664	5.4%	$15.21

Consolidated Portfolio - Total / Weighted Average	296 Properties	568			36,922,021	100.0%	1,592	96.3%	$419,038,639	100.0%	$11.78

(1)Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.

(2)Calculated as rentable square feet for such property divided by rentable square feet for the total consolidated portfolio as of December 31, 2021.
(3)Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2021, multiplied by 12. Excludes tenant reimbursements.
(4)Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2021.
(5)Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2021.
(6)This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2021.
(7)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2021.

Property Type	Number of Properties	Occupancy(1)	Building Square Feet	Percentage of Total Building Square Feet	Land Square Feet	Coverage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Building Square Foot(5)
Warehouse / Distribution	134	98.3%	23,054,130	62.4%	49,541,025	46.5%	$230,719	55.1%	$10.18
Warehouse / Light Manufacturing	79	95.6%	7,124,481	19.3%	16,827,018	42.3%	74,964	17.9%	$11.01
Light Industrial / Office(6)	31	95.5%	3,977,102	10.8%	9,293,500	42.8%	57,685	13.8%	$15.18
Warehouse / Excess Land	16	93.0%	1,112,521	3.0%	4,511,322	24.7%	14,410	3.4%	$13.92
Light Manufacturing / Flex	7	99.0%	701,482	1.9%	1,888,316	37.1%	10,954	2.6%	$15.77
Industrial Outdoor Storage	16	91.7%	178,739	0.5%	6,898,029	2.6%	24,288	5.8%	$3.52	(7)
Cold Storage / Distribution	4	100.0%	398,775	1.1%	798,855	49.9%	6,019	1.4%	$15.09
Redevelopment(8)	9	—%	374,791	1.0%	2,036,727	18.4%	—	—%	$—
Total / Weighted Average	296	96.3%	36,922,021	100.0%	91,794,792	40.2%	$419,039	100.0%	$11.78

(1)Calculated as the average occupancy at such properties as of December 31, 2021, based on building square feet.
(2)Calculated as building square feet divided by land square feet.
(3)Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2021, multiplied by 12, and then aggregated by property type.  Excludes tenant reimbursements. Amounts in thousands.
(4)Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2021.
(5)Calculated for each property type as annualized base rent for such property type divided by occupied building square feet for such property type as of December 31, 2021, unless otherwise noted.
(6)Includes 901 West Alameda Avenue with 44,924 building square feet that is classified as Creative Office.
(7)Calculated for “Industrial Outdoor Storage” as annualized base rent for such property type divided by land square feet.
(8)Represents current redevelopment properties and vacant future redevelopment properties as of December 31, 2021.

Uncommenced Leases
Uncommenced leases as of December 31, 2021, reflect signed new and renewal leases that had not yet commenced as of December 31, 2021.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2021.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	459,107	85,596	95.4%	$243,330	$6,500	$249,830	$12.70
Orange County	88,158	64,626	96.9%	47,156	1,753	48,909	$12.13
San Bernardino County	16,328	—	99.9%	59,490	94	59,584	$9.37
San Diego County	65,686	—	97.3%	40,742	155	40,897	$13.90
Ventura County	60,080	—	98.9%	28,321	138	28,459	$10.52
Total/Weighted Average	689,359	150,222	96.7%	$419,039	$8,640	$427,679	$11.97

(1)Represents the square footage of renewal leases that had been signed but had not yet commenced as of December 31, 2021.
(2)Represents the square footage of new leases that had been signed but had not yet commenced as of December 31, 2021. Includes 62,607 rentable square feet at our repositioning property located at 900 East Ball Road.
(3)Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2021, divided by total rentable square feet.
(4)Represents annualized base rent for leases that had commenced as of December 31, 2021, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2021, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(5)Annualized base rent from uncommenced leases includes: (i) $5.2 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $3.4 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2021, multiplied by 12.). Amounts in thousands.
(6)Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.
(7)Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2021.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2021.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	18	94.5%	2,891,140	7.8%	$28,161	6.7%	$10.31
Greater San Fernando Valley	49	96.4%	5,474,017	14.8%	61,736	14.8%	$11.70
Mid-Counties	25	90.3%	2,701,134	7.3%	30,489	7.3%	$12.50
San Gabriel Valley	28	98.1%	3,898,952	10.6%	36,578	8.7%	$9.56
South Bay	52	93.8%	5,671,123	15.4%	86,366	20.6%	$16.23
Subtotal / Weighted Average	172	94.9%	20,636,366	55.9%	$243,330	58.1%	$12.42
Orange County
North Orange County	17	96.0%	1,631,396	4.4%	$18,816	4.5%	$12.01
OC Airport	8	99.3%	958,859	2.7%	13,605	3.2%	$14.28
South Orange County	5	100.0%	445,773	1.2%	4,773	1.1%	$10.71
West Orange County	8	89.2%	1,123,173	3.0%	9,962	2.4%	$9.94
Subtotal / Weighted Average	38	95.4%	4,159,201	11.3%	$47,156	11.2%	$11.89
San Bernardino County
Inland Empire East	1	100.0%	33,258	0.1%	$229	0.1%	$6.89
Inland Empire West	37	99.9%	6,331,389	17.1%	59,261	14.1%	$9.37
Subtotal / Weighted Average	38	99.9%	6,364,647	17.2%	$59,490	14.2%	$9.35
Ventura County
Ventura	17	98.9%	2,736,456	7.4%	$28,321	6.8%	$10.47
Subtotal / Weighted Average	17	98.9%	2,736,456	7.4%	$28,321	6.8%	$10.47
San Diego County
Central San Diego	18	95.1%	1,580,843	4.3%	$22,869	5.4%	$15.21
North County San Diego	13	99.7%	1,444,508	3.9%	17,873	4.3%	$12.42
Subtotal / Weighted Average	31	97.3%	3,025,351	8.2%	$40,742	9.7%	$13.84
Consolidated Portfolio - Total / Weighted Average	296	96.3%	36,922,021	100.0%	$419,039	100.0%	$11.78

(1)Calculated as the average occupancy at such properties as of December 31, 2021.
(2)Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2021, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2021.
(4)Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2021.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2021.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Wholesale Trade	393	9,338,143	26.2%	$94,496	22.6%	$10.12
Transportation and Warehousing	277	7,534,678	21.2%	91,905	21.9%	$12.20
Light Manufacturing	273	8,219,929	23.1%	84,231	20.1%	$10.25
Professional, Scientific, and Technical Services	118	2,431,709	6.8%	33,775	8.1%	$13.89
Retail Trade	125	2,366,883	6.7%	25,748	6.1%	$10.88
Mining, Quarrying, and Oil and Gas Services(5)	4	41,967	0.1%	11,525	2.7%	$274.63	(5)
Construction	103	935,238	2.6%	11,428	2.7%	$12.22
Arts, Entertainment, and Recreation	28	1,002,879	2.8%	10,736	2.6%	$10.70
Other Services (except Public Administration)	46	479,814	1.3%	8,192	2.0%	$17.07
Administrative and Support and Waste Management and Remediation Services	58	563,234	1.6%	7,884	1.9%	$14.00
Health Care and Social Assistance	21	589,981	1.7%	7,796	1.9%	$13.21
Information	44	466,365	1.3%	7,320	1.7%	$15.70
Real Estate and Rental and Leasing	29	496,117	1.4%	6,026	1.4%	$12.15
Public Administration	11	342,970	1.0%	5,759	1.4%	$16.79
Educational Services	14	361,919	1.0%	5,027	1.2%	$13.89
Finance and Insurance	12	238,417	0.7%	4,697	1.1%	$19.70
Miscellaneous	36	160,748	0.5%	2,494	0.6%	$15.51
Total / Weighted Average	1,592	35,570,991	100.0%	$419,039	100.0%	$11.78

(1)A single lease may cover space in more than one building.
(2)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2021, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2021.
(4)Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2021.
(5)Includes a tenant leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.0 million or $3.15 per land square foot.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2021, our consolidated properties were 96.7% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.70% of our total annualized in-place base rent. Our average lease size is approximately 22,000 square feet, and approximately 41% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined accounted for 13.8% of our annualized base rent as of December 31, 2021. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2021.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Federal Express Corporation	Multiple Submarkets (4)	527,861	1.5%	11,122	2.7%	$21.07	11/30/2032 (4)
Zenith Energy West Coast Terminals LLC	South Bay	—	—%	$11,002	2.6%	See Note (5)	9/29/2041
L3 Technologies, Inc.	South Bay	461,431	1.3%	8,474	2.0%	$18.36	9/30/2031
Michael Kors (USA), Inc.	Mid-Counties	565,619	1.6%	5,748	1.3%	$10.16	11/30/2026
Unified Natural Foods, Inc.	Central LA	695,120	2.0%	5,492	1.3%	$7.90	5/8/2038
Global Mail. Inc.	Mid-Counties	346,381	1.0%	3,878	0.9%	$11.20	6/30/2030
Volt Information Sciences, Inc.	North Orange County	191,127	0.5%	3,324	0.8%	$17.39	3/31/2031
Behr Process Corporation	OC Airport	225,280	0.6%	3,234	0.8%	$14.36	12/31/2032
Cosmetic Laboratories of America, LLC	Greater San Fernando Valley	319,348	0.9%	2,842	0.7%	$8.90	6/30/2027
De Fili Solutions Inc.	South Bay	244,177	0.7%	2,829	0.7%	$11.58	8/31/2026
Top 10 Tenants		3,576,344	10.1%	57,945	13.8%
All Other Tenants		31,994,647	89.9%	361,094	86.2%
Total Consolidated Portfolio		35,570,991	100.0%	$419,039	100.0%

(1)Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2021, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2021.
(3)Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2021.
(4)Includes (i) one land lease in North Orange County expiring October 31, 2026, (ii) 30,160 rentable square feet in Ventura expiring September 30, 2027, (iii) one land lease in LA – Mid-Counties expiring June 30, 2029, (iv) 42,270 rentable square feet in LA – South Bay expiring October 31, 2030, (iii) 311,995 rentable square feet in San Diego North County expiring February 28, 2031, and (iv) 143,436 rentable square feet in LA – South Bay expiring November 30, 2032.
(5)The tenant is leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.0 million or $3.15 per land square foot.
Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2021, there were 481 triple net leases in our consolidated portfolio, representing approximately 68.1% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2021, there were 929 modified gross leases in our consolidated portfolio, representing approximately 23.0% of our total annualized base rent.

Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2021, there were 182 gross leases in our consolidated portfolio, representing approximately 8.9% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2021:

Square Feet	Number of Leases	Occupied Building Square Feet		Building/Land Square Feet		Percentage of Total Occupied Building Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Building:
<4,999	641	1,557,481		1,618,657		4.4%	$22,769	5.4%	$14.62
5,000 - 9,999	235	1,677,211		1,751,003		4.8%	23,726	5.7%	$14.15
10,000 - 24,999	317	5,141,527		5,311,241		14.5%	65,794	15.7%	$12.80
25,000 - 49,999	161	5,884,236		5,984,789		16.6%	68,727	16.4%	$11.68
>50,000	183	21,107,272		21,597,294		59.7%	209,103	49.9%	$9.91
Building Subtotal / Weighted Average	1,537	35,367,727	(4)	36,262,984	(4)	100.0%	$390,119	93.1%	$11.03
Land/IOS(5)	22			6,986,844	(6)		26,654	6.4%	$3.81
Other(5)	33						2,266	0.5%
Total	1,592						$419,039	100.0%
(1)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2021, multiplied by 12, and then aggregated by building square feet (if applicable). Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2021.
(3)For building leases, calculated as annualized base rent for such leases divided by occupied building square feet for such leases as of December 31, 2021. For “Land/IOS” leases, calculated as annualized base rent for such leases divided by land square feet for such leases as of December 31, 2021.
(4)Excludes 203,264 occupied building square feet and 659,037 building square feet that are associated with “Land/IOS” and “Other”.
(5)“Land/IOS” includes leases for improved land sites and industrial outdoor storage (IOS) sites. “Other” includes amounts related to cellular tower, solar and parking lot leases and redevelopment properties.
(6)Reflects land square feet for “Land/IOS” leases.

Lease Expirations
As of December 31, 2021, our weighted average in-place remaining lease term was approximately 4.0 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2021, plus available space, for each of the 10 full calendar years commencing December 31, 2021 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	388,309	1.1%	$—	—%	$—
Repositioning(6)	—	962,722	2.6%	—	—%	$—
MTM Tenants	9	95,746	0.3%	1,530	0.4%	$15.98
2021	13	224,302	0.6%	2,524	0.6%	$11.25
2022	387	4,857,489	13.1%	55,355	13.2%	$11.40
2023	384	5,091,955	13.8%	59,661	14.3%	$11.72
2024	347	6,134,380	16.6%	66,712	15.9%	$10.88
2025	169	4,357,423	11.8%	47,360	11.3%	$10.87
2026	159	6,016,729	16.3%	68,395	16.3%	$11.37
2027	46	2,635,874	7.1%	24,423	5.8%	$9.27
2028	14	764,983	2.1%	9,781	2.3%	$12.79
2029	13	954,324	2.6%	11,004	2.6%	$11.53
2030	12	1,320,331	3.6%	15,262	3.7%	$11.56
Thereafter	39	3,117,454	8.4%	57,032	13.6%	$18.29
Total Consolidated Portfolio	1,592	36,922,021	100.0%	$419,039	100.0%	$11.78

(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2021, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2021.
(4)Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2021.
(5)Represents vacant space (not under repositioning) as of December 31, 2021. Includes leases aggregating 87,615 rentable square feet that had been signed but had not yet commenced as of December 31, 2021. Adjusting for such leases, we had 300,694 of available vacant space representing 0.8% of our total owned square feet as of December 31, 2021.
(6)Represents vacant space at properties that were classified as repositioning or redevelopment as of December 31, 2021. Includes 62,607 square feet at our repositioning property located at 900 East Ball Road which has been pre-leased as of December 31, 2021, with the lease expected to commence in July 2022. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” of this Annual Report on Form 10-K for additional details related to these properties.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2021			2020			2019
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases – First Generation(3)(4)	$2,103	1,039,707	$2.02	$889	851,851	$1.04	$1,277	602,632	$2.12
New Leases – Second Generation(3)(5)	328	150,214	$2.18	686	284,387	$2.41	79	32,801	$2.41
Renewal Leases	289	431,997	$0.67	118	450,871	$0.26	206	322,196	$0.64
Total Tenant Improvements	$2,720	1,621,918	$1.68	$1,693	1,587,109	$1.07	$1,562	957,629	$1.63
Leasing Commissions
New Leases – First Generation(3)(4)	$5,502	1,758,720	$3.13	$3,562	1,223,553	$2.91	$4,457	1,530,566	$2.91
New Leases – Second Generation(3)(5)	7,508	2,044,593	$3.67	3,838	1,682,072	$2.28	2,752	1,011,975	$2.72
Renewal Leases	4,321	3,127,986	$1.38	3,069	2,500,831	$1.23	2,498	1,890,974	$1.32
Total Leasing Commissions	$17,331	6,931,299	$2.50	$10,469	5,406,456	$1.94	$9,707	4,433,515	$2.19
Total Tenant Improvements & Leasing Commissions	$20,051			$12,162			$11,269

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2021			2020			2019
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$80,545	22,951,051	$3.51	$66,588	20,463,668	$3.25	$34,124	18,085,732	$1.89
Recurring Capital Expenditures(5)	10,466	33,239,851	$0.31	6,949	27,929,513	$0.25	6,808	23,667,355	$0.29
Total Capital Expenditures	$91,011			$73,537			$40,932

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 14, 2022, there were 245 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	221	$63.70	N/A	N/A
November 1, 2021 to November 30, 2021	—	$—	N/A	N/A
December 1, 2021 to December 31, 2021	141	$76.95	N/A	N/A
	362	$68.86	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.

Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2016 through December 31, 2021, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2016, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

Total Return Performance
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Rexford Industrial Realty, Inc.
S&P 500 Index
MSCI U.S. REIT Index
Dow Jones U.S. Real Estate Industrial Index

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Rexford Industrial Realty, Inc.	$100.00	$128.53	$132.70	$209.40	$229.68	$385.48
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
MSCI U.S. REIT Index	$100.00	$105.07	$100.27	$126.18	$116.62	$166.84
Dow Jones U.S. Real Estate Industrial Index	$100.00	$124.59	$120.06	$171.29	$196.24	$301.27

Item 6. [Reserved]

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

Company Overview

Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013.  Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, redevelop, lease and manage industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of December 31, 2021, our consolidated portfolio consisted of 296 properties with approximately 36.9 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt investments secured by industrial property in high barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add repositioning and redevelopments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.

Highlights
Full Year Financial and Operational Highlights
•Net income attributable to common stockholders increased by 82.2% to $111.8 million in 2021 compared to 2020.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 44.0% to $230.3 million in 2021 compared to 2020.
•Net operating income (NOI)(1) increased by 37.8% to $344.0 million in 2021 compared to 2020.
•Total portfolio occupancy at year-end was 96.3%.
•Same Property Portfolio(2) occupancy at year-end was 99.1%.
•Executed a total 486 new and renewal leases with a combined 7.0 million rentable square feet, with cash leasing spreads of 42.7% on a GAAP basis and 28.8% on a cash basis.
Acquisitions
•During 2021, we acquired 53 properties, with a combined 5.7 million rentable square feet, for an aggregate purchase price of $1.9 billion.
Dispositions
•During 2021, we sold five properties with a combined 0.2 million rentable square feet, for an aggregate gross sales price of $59.3 million and net cash proceeds of $56.6 million.

____________________
(1) For a reconciliation to net income and a discussion of why we believe Core FFO and NOI are useful supplemental measures of operating performance, see “Non-GAAP Supplemental Measures: Funds From Operations” and “Non-GAAP Supplemental Measures: NOI and Cash NOI” included under Item 7 of this Annual Report on Form 10-K.
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 7 of this Annual Report on Form 10-K.

Repositioning & Redevelopment
•During 2021, we stabilized six of our repositioning/redevelopment properties located at 16221 Arthur Street, 8745-8775 Production Avenue, Rancho Pacifica Buildings 1 and 6, 851 Lawrence Drive and the project branded as “The Merge,” which have a combined 1.0 million rentable square feet, and 19007 Reyes Avenue, which is 4.5 acre industrial site that we converted to a single tenant paved container storage facility.
•During 2021, we pre-leased each of our repositioning/redevelopment properties located at 29025-29055 Avenue Paine, 12133 Greenstone Avenue and 900 East Ball Road to a single tenant. The leases are expected to commence in 2022 subject to completion of repositioning/redevelopment site work.
Equity
•During 2021, we issued 28,484,776 shares of common stock for total net proceeds of $1.6 billion through a range of equity transactions, as follows:
◦We issued 3,201,560 shares of common stock under our at-the-market equity offering program for gross proceeds of $167.3 million, or approximately $52.27 per share, and net proceeds of $165.2 million after deducting the sales agents’ fee.
◦We entered into forward equity sales agreements under our at-the-market equity offering program with respect to 8,589,572 shares of our common stock at a weighted average initial forward sale price of $62.87 per share. We partially settled these forward equity sales agreements by issuing 6,683,216 shares of common stock in exchange for net proceeds of $405.3 million. As of December 31, 2021, we had 1,906,356 shares of common stock, or approximately $134.0 million of anticipated net proceeds remaining for settlement to occur by November 15, 2022.
◦In May 2021, we entered into forward equity sales agreements in connection with an underwritten public offering of 9,000,000 shares of our common stock at an initial forward sale price of $55.29 per share, or $497.6 million. In June 2021, we partially settled these forward equity sales agreements by issuing 1,809,526 shares of common stock in exchange for net proceeds of $100.0 million, and in September 2021, we settled the remaining 7,190,474 shares outstanding under the forward equity sale agreements for net proceeds of $395.0 million.
◦In September 2021, we completed an underwritten public offering in which we issued an aggregate of 3,100,000 shares of common stock to the underwriters at a purchase price of $58.65 per share for proceeds of $181.8 million, and entered into forward equity sale agreements for 6,500,000 shares of common stock at an initial forward sale price of $58.65 per share. In December 2021, we fully settled the 6,500,000 shares outstanding under the forward equity sale agreements for net proceeds of $379.1 million.
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
•In August 2021, we completed an underwritten public offering of $400 million aggregate principal amount of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The $400 Million Notes due 2031 were issued to the public at 99.014% of the principal amount. The net proceeds from the offering, after deducting the underwriting discount, were approximately $393.5 million and are expected to be allocated to investments in recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects. Pending the allocation to eligible green projects, proceeds were initially used to repay our $225.0 million unsecured term loan facility due 2023, to fund the redemption of all shares of our Series A Preferred Stock, and acquisition activities.
Factors That May Influence Future Results of Operations

COVID-19 Update
In March 2020, in response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. During 2021, many municipalities allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics). Most recently in Los Angeles County, where we operate a significant portion of our portfolio, the county’s eviction restrictions and rent deferment rights expired on January 31, 2022, with respect to municipalities outside the City of Los Angeles, leaving a small number remaining municipalities, including the City of Los Angeles, where the restrictions will expire when the local emergency is lifted.
During 2020, a limited number of our tenants took advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent. As a result, during 2020, we provided rent relief to tenants in the form of deferred rent of approximately $4.6 million, which represented approximately 1.4% of our total consolidated rental income for 2020. We did not enter into any rent relief agreements granting additional deferrals of base rent during 2021. As of December 31, 2021, we have collected approximately $4.3 million, or 98.0%, of the deferred payments due as of December 31, 2021.
The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on the number and severity of future COVID-19 variants, efforts to stem the spread of COVID-19, including governmental efforts to encourage vaccinations, and overall vaccination rates in the areas in which we own properties.
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
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand in 2021 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. We have also observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution is driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand.
We believe our portfolio’s leasing performance in 2021 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.

General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were strong during 2021. Average asking lease rates increased significantly year-over-year and vacancy decreased year-over-year with nearly all submarkets achieving or retaining sub 1% vacancy rates, bringing overall vacancy to historically low levels. Current market conditions indicate rents are likely to increase through 2022, as demand has been consistently strong, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were strong during 2021. Average asking lease rates increased significantly year-over-year and vacancy decreased year-over-year to a record low. Current market conditions indicate rents are likely to continue to increase through 2022, as demand has accelerated over the year and there remains a continued low availability of industrial product in this region.
In San Diego, vacancy decreased year-over-year to a record low and average asking lease rates increased year-over-year.
    In Ventura County, vacancy decreased year-over-year and average asking lease rates increased year-over-year.
    Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased year-over-year, reaching a new historic low, and average asking lease rates increased year-over-year at a historically high rate. Current market conditions indicate rents are likely to continue to increase through 2022. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
As of December 31, 2021, eleven of our properties were under current repositioning or redevelopment and none of our properties were in the lease-up stage. In addition, we have a pipeline of 17 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the first quarter of 2022 and the first quarter of 2023. The tables below set forth a summary of these properties, as well the properties that were most recently stabilized in 2021 and 2020, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 12/31/21
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	2Q-2022	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	—	—	1Q-2021	1Q-2022	100%(4)
11600 Los Nietos Road (Mid-Counties)	LA	106,251	106,251	2Q-2021	3Q-2022	—%
15650-15700 Avalon Boulevard (South Bay)(5)	LA	98,259	98,259	3Q-2021	3Q-2022	—%
900 East Ball Road (North OC)(6)	OC	62,607	62,607	4Q-2021	3Q-2022	100%(6)
Total Current Repositioning		432,288	432,288

Future Repositioning:
8210-8240 Haskell Avenue (SF Valley)	LA	53,248	53,248	1Q-2022	3Q-2022	—%
19431 Santa Fe Avenue (South Bay)	LA	14,793	14,793	1Q-2022	4Q-2022	—%
3441 MacArthur Boulevard (OC Airport)	OC	122,060	122,060	2Q-2022	1Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	119,145	119,145	2Q-2022	4Q-2022	100%
2757 Del Amo Boulevard (South Bay)	LA	57,300	57,300	3Q-2022	1Q-2023	100%
Total Future Repositioning		366,546	366,546

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(7)	Start	Completion	Total Property Leased % at 12/31/21
Current Redevelopment:
29025-29055 Avenue Paine (San Fernando Valley)(8)	LA	111,260	1Q-2021	1Q-2022	100%
415-435 Motor Avenue (San Gabriel Valley)	LA	94,315	2Q-2021	2Q-2022	—%
15601 Avalon Boulevard (South Bay)(9)	LA	86,879	3Q-2021	4Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	127,853	3Q-2021	1Q-2023	—%
9615 Norwalk Boulevard (Mid-Counties)(10)	LA	201,467	3Q-2021	1Q-2023	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,557	4Q-2021	1Q-2023	—%
Total Current Redevelopment		784,331

Future Redevelopment:
8888-8892 Balboa Avenue (Central SD)	SD	128,400	1Q-2022	1Q-2023	24%
12752-12822 Monarch Street (West OC)(11)	OC	269,465	1Q-2022	2Q-2023	100%
4416 Azusa Canyon Road (San Gabriel Valley)(12)	LA	130,063	2Q-2022	1Q-2023	—%
1901 Via Burton (North OC)(13)	OC	139,521	2Q-2022	2Q-2023	100%
3233 Mission Oaks Blvd (Ventura)(14)	VC	582,341	2Q-2022	3Q-2023	97%
2390-2444 American Way (North OC)	OC	96,100	2Q-2022	3Q-2023	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	110,018	3Q-2022	1Q-2024	100%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	4Q-2022	4Q-2023	100%
21515 Western Avenue (South Bay)	LA	87,980	4Q-2022	4Q-2023	100%
6027 Eastern Avenue (Central LA)	LA	92,800	4Q-2022	4Q-2023	—%
3071 Coronado Street (North OC)	OC	106,925	1Q-2023	4Q-2023	100%
12772 San Fernando Road (San Fernando Valley)	LA	146,746	1Q-2023	1Q-2024	52%
Total Future Redevelopment		2,109,601

Stabilized:(15)	Market	Stabilized Rentable Square Feet		Stabilized Period	Total Property Leased % at 12/31/21
The Merge (Inland Empire West)	SB	333,544		2Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372		2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(16)	LA	488,114		3Q-2021	100%
8745-8775 Production Avenue (Central SD)	SD	26,200		3Q-2021	100%
19007 Reyes Avenue (South Bay)(17)	LA	—	(17)	3Q-2021	100%
851 Lawrence Drive (Ventura)	VC	90,773		3Q-2021	100%
Total 2021 Stabilized		1,000,003

2455 Conejo Spectrum Street (Ventura)	VC	98,218		1Q-2020	100%
635 8th Street (San Fernando Valley)	LA	72,250		1Q-2020	100%
16121 Carmenita Road (Mid-Counties)	LA	105,477		3Q-2020	100%
10015 Waples Court (Central SD)	SD	106,412		3Q-2020	100%
1210 North Red Gum Street (North OC)	OC	64,570		3Q-2020	100%
7110 E. Rosecrans Avenue - Unit B (South Bay)	LA	37,417		3Q-2020	100%
29003 Avenue Sherman (San Fernando Valley)	LA	68,123		4Q-2020	100%
727 Kingshill Place (South Bay)	LA	46,005		4Q-2020	100%
Total 2020 Stabilized		598,472

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
(4)At 12133 Greenstone Avenue, a 4.8 acre industrial site, we demolished the existing 12,586 rentable square foot truck terminal building to provide greater functionality as a single tenant container storage facility. As of December 31, 2021, the property has been pre-leased with the lease expected to commence in March 2022, subject to completion of repositioning work.
(5)At 15650-15700 Avalon Boulevard, we demolished one of the two original buildings and are currently in the process of repositioning the property into a single-tenant low coverage facility with one 98,259 rentable square foot building.
(6)As of December 31, 2021, 900 East Ball Road has been pre-leased with the lease expected to commence in July 2022, subject to completion of repositioning work.
(7)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(8)As of December 31, 2021, 29025-29055 Avenue Paine has been pre-leased with the lease expected to commence in March 2022, subject to completion of redevelopment work.
(9)At 15601 Avalon Boulevard, we demolished a previously existing building (63,690 rentable square feet), and we will construct a new 86,879 rentable square foot building.
(10)At 9615 Norwalk Boulevard, we demolished the previously existing buildings and are currently in the process of constructing a new 201,467 rentable square foot building.
(11)As of December 31, 2021, 12752-12822 Monarch Street comprises two buildings totaling 276,585 rentable square feet. We intend to demolish one of the buildings (104,570 rentable square feet) and construct a new 97,450 rentable square foot building in its place, as well as reposition 60,690 rentable square feet of the adjacent second building. At completion, the total project will contain 269,465 rentable square feet.
(12)At 4416 Azusa Canyon Road, we intend to demolish the existing building (70,510 rentable square feet) and construct a new 130,063 rentable square foot building.
(13)At 1901 Via Burton, we intend to construct a new 139,521 RSF building. In September 2021, we leased the property to a tenant under a short-term lease to provide income for part of the entitlement period.
(14)As of December 31, 2021, 3233 Mission Oaks Blvd comprises 461,717 rentable square feet. We plan to demolish 52,500 rentable square feet and construct two new buildings comprising 173,124 rentable square feet. At completion, the total project will contain 582,341 rentable square feet.
(15)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(16)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. Property leased percentage reflects the two buildings.
(17)At 19007 Reyes Avenue, a 4.5 acre industrial site, we removed the dysfunctional improvements and converted the site into a single tenant industrial outdoor storage facility for container storage.
    Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $4.5 million of interest expense and $2.2 million of insurance and real estate tax expense during the year ended December 31, 2021, related to our repositioning and redevelopment projects.

Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of December 31, 2021, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 96.3% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 98.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of December 31, 2021, eleven of our properties with a combined 1.2 million rentable square feet at completion are under current repositioning or redevelopment. Additionally, we have a near-term pipeline of 17 repositioning and redevelopment projects with a combined 2.5 million of estimated rentable square feet at completion. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Diego markets and represents 2.6% of our total consolidated portfolio square footage as of December 31, 2021. Including vacant space at these properties, our weighted average occupancy rate as of December 31, 2021, in our Los Angeles, Orange County and San Diego markets was 94.9%, 95.4% and 97.3%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of December 31, 2021, in these markets was 98.3%, 99.8% and 99.4%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County and San Diego markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain positive in 2022, and the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth; however, there can be no assurance that recent positive market trends will continue, due in part to the ongoing COVID-19 pandemic and the impact it will have on the global economy and our local infill Southern California markets.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2021:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2021	52	909,694	5.2	$12.52	43.8%	26.7%
Q2-2021	71	1,207,516	5.7	$15.48	38.9%	25.3%
Q3-2021	65	717,104	4.7	$17.84	42.2%	28.4%
Q4-2021	30	223,347	4.5	$18.46	46.1%	31.5%
Total/Weighted Average	218	3,057,661	5.2	$15.37	41.7%	27.2%

	Renewal Leases						Expiring Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2021	70	1,049,547	4.6	$12.93	48.5%	35.4%	120	1,781,667	79.2%
Q2-2021	68	981,781	4.1	$11.96	30.7%	18.8%	121	1,881,074	74.0%
Q3-2021	68	1,104,424	4.8	$13.68	60.8%	43.7%	125	1,884,335	72.1%
Q4-2021	62	776,554	4.5	$15.48	32.1%	19.8%	101	1,169,989	72.3%
Total/Weighted Average	268	3,912,306	4.5	$13.40	43.2%	29.5%	467	6,717,065	74.4%

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
(4)The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2021, exclude 53 leases aggregating 1,492,680 rentable square feet for which there was no comparable lease data. Of these 53 excluded leases, 17 leases aggregating 869,628 rentable square feet are leases of recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2021, exclude six leases aggregating 102,577 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months.
(6)Includes 20 leases totaling 1,073,544 rentable square feet that expired during the year ended December 31, 2021, for which the space has been or will be placed into repositioning or redevelopment.
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
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of December 31, 2021, we have 11 current repositioning/redevelopment projects with estimated construction completion periods ranging from the first quarter of 2022 through the first quarter of 2023, and an additional 17 repositioning and redevelopment projects in our pipeline with estimated completion dates through the first quarter of 2024. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations.
As of December 31, 2021, 0.3 million rentable square feet of our portfolio was available for lease, 1.0 million rentable square feet of vacant space was under repositioning/redevelopment and leases representing 0.2 million rentable square feet of our portfolio expired on December 31, 2021. Additionally, leases representing 13.1% and 13.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2022 and 2023, respectively. During the year ended December 31, 2021, we renewed 268 leases for 3.9 million rentable square feet, resulting in a 74.4% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. New and renewal leases signed during the current year had a weighted average term of 5.2 and 4.5 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2022 and 2023, represent 13.2% and 14.3%, respectively, of the total annualized base rent for our portfolio as of December 31, 2021. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2022 and 2023 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market, overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore we expect market dynamics to remain strong heading into 2022 and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2022 will show positive renewal rates and leasing spreads.
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
Taxable REIT Subsidiary
As of December 31, 2021, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2021 and 2020.

Critical Accounting Policies and Estimates
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
    The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies and discussion of new accounting pronouncements (if applicable), see “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this report on Form 10-K.
    Investment in Real Estate
    We evaluated the acquisitions that we completed during the years ended December 31, 2021 and 2020, and determined that these transactions should be accounted for as asset acquisitions. Our acquisitions of properties generally no longer meet the revised definition of a business under Accounting Standards Update 2017-01, Business Combinations - Clarifying the Definition of a Business, and accordingly are accounted for as asset acquisitions.
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
Our estimates for the fair value of the individual assets acquired and liabilities assumed are subject to uncertainty given the significant assumptions used to determine their fair value. The use of different assumptions in the determination of fair value could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related depreciation and amortization expense recorded for such assets and liabilities. In addition, because the value of above- and below-market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations. Our estimation process and the valuation model we use to determine the fair value of the individual assets acquired and liabilities assumed are discussed in more detail in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
Impairment of Long-Lived Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360: Property, Plant, and Equipment, we assess the carrying values of our respective long-lived assets, including right-of use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Impairment of the carrying value of long-lived assets are subject to uncertainty associated with forecasting future cash flows for measuring recoverability. Recoverability of real estate assets and other long-lived assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding our estimation process for impairment of long-lived assets.

Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. We perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Accordingly, assumptions used to estimate collectability of operating lease receivables can change from period to period based on the tenants’ payment history, financial condition and other tenant specific factors. An increase or decrease in our assessment of the uncollectible amount for an operating lease receivable by $1,000 will have an opposite impact of an equivalent amount on our rental income in the consolidated statements of operations. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding valuation of operating lease receivables.
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. The grant date fair value for equity awards that contain market-based vesting conditions (such as the Company’s total shareholder return (“TSR”) or the Company’s TSR relative to the TSR of a selected peer group of companies) are performed using complex pricing valuation models, specifically a Monte Carlo simulation pricing model, that require the input of assumptions, including judgments to estimate expected stock price volatility and expected dividend yield.  For equity awards that contain performance-based vesting conditions (such as the Company’s FFO per share growth) we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition over the performance period. If factors change causing different assumptions to be made on the number of awards expected to vest, estimated compensation expense may differ significantly from that recorded in the current period but ultimately, the compensation cost for these awards will be adjusted in future periods to reflect the actual number of awards that vest. See “Note 2 – Summary of Significant Accounting Policies” and “Note 13 – Incentive Award Plan” to our consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding our estimation process for equity-based compensation.
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
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
For the comparison of the years ended December 31, 2021 and 2020, our Same Properties Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2020 through December 31, 2021, and that were stabilized prior to January 1, 2020, which consisted of 193 properties aggregating approximately 24.6 million rentable square feet. Results for our Same Properties Portfolio exclude any properties that were acquired or sold during the period from January 1, 2020 through December 31, 2021, properties classified as current or future repositioning, redevelopment or lease-up during 2020 or 2021, interest income, interest expense and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2021 and 2020, our Total Portfolio includes the properties in our Same Properties Portfolio, the 91 properties aggregating approximately 10.6 million rentable square feet that were acquired during 2021 and 2020, and the nine properties aggregating approximately 0.5 million rentable square feet that were sold during 2021 and 2020.
As of December 31, 2021 and 2020, our Same Properties Portfolio occupancy was approximately 99.1% and 98.2%, respectively. For the years ended December 31, 2021 and 2020, our Same Properties Portfolio weighted average occupancy was approximately 98.6% and 97.9%, respectively.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2021	2020			2021	2020
	($ in thousands)
REVENUES
Rental income	$317,887	$293,543	$24,344	8.3%	$451,733	$329,377	$122,356	37.1%
Management, leasing and development services	—	—	—	—%	468	420	48	11.4%
Interest income	—	—	—	—%	37	338	(301)	(89.1)%
TOTAL REVENUES	317,887	293,543	24,344	8.3%	452,238	330,135	122,103	37.0%
OPERATING EXPENSES
Property expenses	73,062	69,224	3,838	5.5%	107,721	79,716	28,005	35.1%
General and administrative	—	—	—	—%	48,990	36,795	12,195	33.1%
Depreciation and amortization	97,182	101,232	(4,050)	(4.0)%	151,269	115,269	36,000	31.2%
TOTAL OPERATING EXPENSES	170,244	170,456	(212)	(0.1)%	307,980	231,780	76,200	32.9%
OTHER EXPENSE
Other expenses	—	—	—	—%	1,297	124	1,173	946.0%
Interest expense	—	—	—	—%	40,139	30,849	9,290	30.1%
TOTAL EXPENSES	170,244	170,456	(212)	(0.1)%	349,416	262,753	86,663	33.0%
Loss on extinguishment of debt	—	—	—	—%	(505)	(104)	(401)	385.6%
Gain on sale of real estate	—	—	—	—%	33,929	13,617	20,312	149.2%
NET INCOME	$147,643	$123,087	$24,556	20.0%	$136,246	$80,895	$55,351	68.4%

Rental Income
The following table reports the breakdown of 2021 and 2020 rental income, as reported prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Properties Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)	%	Year Ended December 31,		Increase/(Decrease)	%
Category	2021	2020		Change	2021	2020		Change
Rental revenue(1)	$266,572	$247,018	$19,554	7.9%	$375,684	$276,633	$99,051	35.8%
Tenant reimbursements (2)	50,579	46,006	4,573	9.9%	74,979	52,141	22,838	43.8%
Other income(3)	736	519	217	41.8%	1,070	603	467	77.4%
Rental income	$317,887	$293,543	$24,344	8.3%	$451,733	$329,377	$122,356	37.1%
Our Same Properties Portfolio and Total Portfolio rental income increased by $24.3 million, or 8.3%, and $122.4 million, or 37.1%, respectively, during the year ended December 31, 2021, compared to the year ended December 31, 2020, for the reasons described below:

(1) Rental Revenue
Our Same Properties Portfolio and Total Portfolio rental revenue increased by $19.6 million, or 7.9%, and $99.1 million, or 35.8%, respectively, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in our Same Properties Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, an increase in the weighted average occupancy of the portfolio, and a net increase in rental revenue of $4.6 million due to the combination of bad debt recoveries and a decrease in reserves for tenant and deferred rent receivables deemed not probable of collection, partially offset by a decrease of $2.5 million of amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 91 properties we acquired during 2020 and 2021, partially offset by the decrease in revenues from the nine properties that were sold during 2020 and 2021.
(2) Tenant Reimbursements
Our Same Properties Portfolio and Total Portfolio tenant reimbursements revenue increased by $4.6 million, or 9.9%, and $22.8 million or 43.8%, respectively, for the year ended December 31, 2021, compared to the year ended December 31, 2020.  The increase in our Same Properties Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio and an increase in recoverable property expenses, including higher reimbursable property tax expenses relating to California Proposition 13 annual increases and higher reimbursable insurance expenses as a result of higher overall premiums and additional earthquake insurance coverage. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 91 properties we acquired during 2020 and 2021, partially offset by the decrease in reimbursements from the nine properties that were sold during 2020 and 2021.
 (3) Other Income
Our Same Properties Portfolio and Total Portfolio other income increased by $0.2 million, or 41.8%, and $0.5 million, or 77.4%, respectively, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in miscellaneous income, including $0.1 million proceeds received in 2021 related to a fire insurance claim.
Management, Leasing and Development Services
Our Total Portfolio management, leasing and development services revenue increased by $48 thousand, or 11.4%, for the year ended December 31, 2021, compared to the year ended December 31, 2020.
Interest Income
Our Total Portfolio interest income decreased by $0.3 million, or 89.1%, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to a decrease in both the average interest rate earned and the average cash balance invested in money market accounts.
Property Expenses
Our Same Properties Portfolio and Total Portfolio property expenses increased by $3.8 million, or 5.5%, and $28.0 million, or 35.1%, respectively, during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in our Same Properties Portfolio property expenses is primarily due to increases in insurance expense resulting from higher overall premiums and additional earthquake insurance coverage, allocated overhead costs reflecting a higher employee headcount and labor costs, and real estate tax expense relating to California Proposition 13 annual increases. Our Total Portfolio property expenses were also impacted by incremental expenses from the 91 properties we acquired during 2020 and 2021, partially offset by the decrease in property expenses from the nine properties that were sold during 2020 and 2021.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $12.2 million, or 33.1% for the year ended December 31, 2021, compared to the year ended December 31, 2020.  The increase is primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2020, accrued bonus expense and payroll related costs due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Properties Portfolio depreciation and amortization expense decreased by $4.1 million, or 4.0%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to acquisition-related in-place lease intangibles and tenant improvements becoming fully depreciated at certain properties during 2020 and 2021, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2020 and 2021 and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $36.0 million, or 31.2%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to incremental expense from the 91 properties we acquired during 2020 and 2021, partially offset by the decrease in our Same Properties Portfolio depreciation and amortization expense noted above.
Other Expenses
    Our Total Portfolio other expenses increased by $1.2 million, or 946.0%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. Other expenses for the year ended December 31, 2021, include (i) a $1.0 million impairment charge to reduce the carrying value of the right-of-use asset related to one of our leased office spaces that we decided to sublease as a result of the implementation of a work from home flexibility program in 2021, (ii) $0.2 million of construction costs related to cancelled projects and (iii) $0.1 million of acquisition expenses. Other expenses of $0.1 million for the year ended December 31, 2020, consist only of acquisition expenses. This prior year amount was reclassified from acquisition expenses to other expenses to conform to the current year’s presentation.
Interest Expense
Our Total Portfolio interest expense increased by $9.3 million, or 30.1%, during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in interest expense is primarily comprised of the following: (i) a $8.0 million increase due to the issuance of $400.0 million of 2.125% senior notes in November 2020, (ii) a $3.8 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021, (iii) a $1.2 million increase due to an increase in borrowings under our unsecured revolving credit facility and higher facility fees due to an increase in our borrowing capacity and (iv) a $1.0 million increase due to the assumption of $79.6 million of debt as part of the consideration for the acquisition of 11 properties during 2020 and two additional properties during 2021. These increases were partially offset by the following decreases: (i) a $1.8 million net decrease related to the repayment of our $100.0 million term loan facility and termination of the related interest rate swap in November 2020, (ii) a $1.5 million net decrease related to the repayment of the $225 Million Term Loan Facility and termination of the related interest rate swaps in August 2021 and (iii) a $0.6 million increase in capitalized interest related to redevelopment and repositioning activity. See “Note 7 – Notes Payable” to the consolidated financial statements for additional details related to our interest rate swaps.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.5 million for the year ended December 31, 2021 represents the write-off of unamortized debt issuance costs related to the $225 million term loan facility we repaid in August 2021 in advance of the January 2023 maturity date. The loss on extinguishment of debt of $0.1 million for the year ended December 31, 2020 represents the write-off of unamortized debt issuance costs related to the $100 million term loan facility we repaid in November 2020 in advance of the February 2022 maturity date.
Gain on Sale of Real Estate
During the year ended December 31, 2021, we recognized a total gain on sale of real estate of $33.9 million from the disposition of five properties that were sold for an aggregate gross sales price of $59.3 million. During the year ended December 31, 2020, we recognized a total gain on sale of real estate of $13.6 million which is comprised of (i) a total gain of $14.5 million from the disposition of four properties that were sold for an aggregate gross sales price of $45.5 million, and (ii) a $0.9 million loss on disposition of personal property that was originally acquired as part of the acquisition of 1055 Sandhill Avenue and valued at $2.8 million.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, for a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019.

Non-GAAP Supplemental Measures: Funds From Operations and Core Funds From Operations
We calculate funds from operations (“FFO”) attributable to common stockholders in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property or assets incidental to our business, impairment losses of depreciable operating property or assets incidental to our business, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated joint ventures.
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
We calculate “Core FFO” by adjusting FFO to exclude the impact of certain items that we do not consider reflective of our on-going operating performance. Core FFO adjustments consist of (i) acquisition expenses, (ii) loss on extinguishment of debt, (iii) the amortization of the loss on termination of interest rate swaps, (iv) impairments of right-of-use assets and (v) other amounts as they may occur. We believe that Core FFO is a useful supplemental measure as it provides a more meaningful and consistent comparison of operating performance and allows investors to more easily compare the Company's operating results. Because these adjustments have a real economic impact on our financial condition and results from operations, the utility of Core FFO as a measure of our performance is limited. Other REITs may not calculate Core FFO in a consistent manner. Accordingly, our Core FFO may not be comparable to other REITs' core FFO. Core FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance. “Company share of Core FFO” in the table below reflects Core FFO attributable to common stockholders, which excludes amounts allocable to noncontrolling interests, participating securities and preferred stockholders (which consists of preferred stock dividends, but excludes non-recurring preferred stock redemption charges related to the write-off of original issuance costs which we do not consider reflective of our on-going performance).

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (unaudited and in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$136,246	$80,895	$64,001
Add:
Depreciation and amortization	151,269	115,269	98,891
Deduct:
Gain on sale of real estate(1)	(33,929)	(13,617)	(16,297)
Funds from operations (FFO)	$253,586	$182,547	$146,595
Adjust
Acquisition expenses	94	124	171
Impairment of right-of-use asset	992	—	—
Loss on extinguishment of debt	505	104	—
Amortization of loss on termination of interest rate swaps	2,169	218	—
Core FFO	$257,346	$182,993	$146,766
Less: preferred stock dividends	(12,563)	(14,545)	(11,055)
Less: Core FFO attributable to noncontrolling interests(2)	(13,504)	(7,667)	(3,899)
Less: Core FFO attributable to participating securities(3)	(943)	(774)	(733)
Company share of Core FFO	$230,336	$160,007	$131,079
(1)Gain on sale of real estate for the year ended December 31, 2020, includes a total gain of $14.5 million from the sale of depreciable operating properties and a loss of $0.9 million from the sale of assets incidental to our business. For additional details, see “Note 3 – Investments in Real Estate” to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental income	$451,733	$329,377	$264,252
Less: Property expenses	107,721	79,716	63,272
Net Operating Income	$344,012	$249,661	$200,980
Amortization of (below) above market lease intangibles, net	(15,443)	(10,533)	(7,907)
Straight line rental revenue adjustment	(20,903)	(11,406)	(7,588)
Cash Net Operating Income	$307,666	$227,722	$185,485
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$136,246	$80,895	$64,001
Add:
General and administrative	48,990	36,795	30,300
Depreciation and amortization	151,269	115,269	98,891
Other expenses	1,297	124	171
Interest expense	40,139	30,849	26,875
Loss on extinguishment of debt	505	104	—
Deduct:
Management, leasing and development services	468	420	406
Interest income	37	338	2,555
Gain on sale of real estate	33,929	13,617	16,297
Net Operating Income	$344,012	$249,661	$200,980
Amortization of (below) above market lease intangibles, net	(15,443)	(10,533)	(7,907)
Straight line rental revenue adjustment	(20,903)	(11,406)	(7,588)
Cash Net Operating Income	$307,666	$227,722	$185,485

Non-GAAP Supplemental Measure: EBITDAre
    We calculate earnings before interest expense, income taxes, depreciation and amortization for real estate (“EBITDAre”) in accordance with the standards established by NAREIT. EBITDAre is calculated as net income (loss) (computed in accordance with GAAP), before interest expense, income tax expense, depreciation and amortization, gains (or losses) from sales of depreciable operating property or assets incidental to our business, impairment losses of depreciable operating property or assets incidental to our business and adjustments for unconsolidated joint ventures.
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$136,246	$80,895	$64,001
Interest expense	40,139	30,849	26,875
Depreciation and amortization	151,269	115,269	98,891
Gain on sale of real estate	(33,929)	(13,617)	(16,297)
EBITDAre	$293,725	$213,396	$173,470
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2021, the Operating Partnership had issued and outstanding $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and the $400 Million Notes due 2031. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. As of December 31, 2021, we had outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $1.4 billion, with $2.6 million due within 12 months. Future interest payments associated with our debt and interest rate swaps total $293.7 million, with $40.7 million due within 12 months. We have $52.0 million of commitments for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors. We also have operating lease commitments for an aggregate lease payment of $5.3 million, with $1.6 million due within 12 months. We intend to satisfy our long-term liquidity needs through net cash flow from operations, proceeds from long-term secured and unsecured financings, borrowings available under our unsecured revolving credit facility, the issuance of equity securities, including preferred stock, and proceeds from selective real estate dispositions as we identify capital recycling opportunities. See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.

As of December 31, 2021, our cash and cash equivalents were $44.0 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $700.0 million available for future borrowings.
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
ATM Program
On November 9, 2020, we established an at-the-market equity offering program pursuant to which we were able to sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “2020 ATM Program”) through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers.
During the year ended December 31, 2021, we directly sold a total of 3,201,560 shares of our common stock under the 2020 ATM Program at a weighted average price of $52.27 per share, for gross proceeds of $167.3 million, and net proceeds of $165.2 million, after deducting the sales agents’ fee.
During the year ended December 31, 2021, we also entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2020 ATM Program with respect to 8,589,572 shares of our common stock at a weighted average initial forward sale price of $62.87 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of sale.
During the year ended December 31, 2021, we physically settled a portion of the forward equity sale agreements related to the 2020 ATM Program by issuing 6,683,216 shares of common stock in exchange for net proceeds of $405.3 million. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $60.65 per share. As of December 31, 2021, we had 1,906,356 shares of common stock, or approximately $134.0 million of forward net proceeds remaining for settlement to occur by November 15, 2022, based on net forward sales price of $70.27 per share.
    On January 13, 2022, we established a new at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “2022 ATM Program”) directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers. In connection with the establishment of the 2022 ATM Program, we terminated the 2020 ATM Program, under which we had offered and sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022. As of the filing date of this Annual Report on Form 10-K, we have not sold any share of our common stock under the 2022 ATM Program. Future sales, if any, under the 2022 ATM Program will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock and capital needs. We intend to use the net proceeds from the offering of shares under the 2022 ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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
September 2021 Equity Offering — On September 27, 2021, we completed an underwritten public offering of 9,600,000 shares of common stock in which we (i) issued an aggregate of 3,100,000 shares of common stock to the underwriters at a purchase price of $58.65 per share for proceeds of $181.8 million, and (ii) entered into forward equity sale agreements with certain financial institutions acting as forward purchasers for 6,500,000 shares of common stock at an initial forward sale price of $58.65 per share (the “September 2021 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 6,500,000 shares of common stock in the offering. In December 2021, we fully settled the 6,500,000 shares outstanding under the September 2021 Forward Sale Agreements for net proceeds of $379.1 million.
Capital Recycling
We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives. In evaluating these opportunities, we consider a variety of criteria including, but not limited to, local market conditions and lease rates, asset type and location, as well as potential uses of proceeds and tax considerations. Tax considerations include entering into a 1031 Exchange, when possible, to defer some or all of the taxable gains, if any, on dispositions.
During the year ended December 31, 2021, we completed the sale of five properties for a total gross sales price of $59.3 million and total net cash proceeds of $56.6 million. The net cash proceeds were used to partially fund the acquisition of seven properties during the year ended December 31, 2021, through 1031 Exchange transactions.
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
Investment Grade Rating
Our credit ratings at December 31, 2021, were Baa3 (Stable outlook) from Moody’s, BBB (Positive outlook) from S&P and BBB (Positive outlook) from Fitch with respect to our Credit Agreement (described below), $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit rating at December 31, 2021, was BB+ from both Fitch and S&P with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625%

Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
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
The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. The Revolver may be voluntarily prepaid in whole or in part at any time without premium or penalty. Interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of December 31, 2021, the margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
    As of the filing date of this Annual Report on Form 10-K, we had $175.0 million outstanding under the Revolver, leaving $525.0 million available for future borrowings.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2021, we acquired 53 properties with 5.7 million rentable square feet of buildings and 176 acres of low coverage outdoor storage sites and land for near term redevelopment for an aggregate purchase price of $1.9 billion. Subsequent to December 31, 2021, through the filing date of this Form 10-K, we have acquired six properties with 0.5 million rentable square feet of buildings for an aggregate purchase price of $183.0 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Annual Report on Form 10-K, we have over $450.0 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the year ended December 31, 2021.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2021, we incurred $10.5 million of recurring capital expenditures, which was an increase of $3.5 million over the prior year. During the year ended December 31, 2021, we incurred $80.5 million of non-recurring capital expenditures, which was an increase of $14.0 million over the prior year. The increase was primarily due to the increase in non-recurring capital expenditures related to repositioning/redevelopment activity during 2021 compared to 2020. As discussed above under —Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of

December 31, 2021, 11 of our properties were under current repositioning, redevelopment, or lease-up, and we have a pipeline of 17 additional properties for which we anticipate beginning construction work over the next five quarters. We currently estimate that approximately $330.6 million of capital will be required over the next three years (2022-2024) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, which has and may continue to cause delays or which may increase costs associated with building materials or construction services. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the 2022 ATM Program and borrowings available under the Revolver.
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
    On February 7, 2022, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	March 31, 2022	April 15, 2022
OP Units	$0.315	March 31, 2022	April 15, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2022	March 31, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2022	March 31, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2022	March 31, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2022	March 31, 2022

    Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2021:

	Contractual Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	2/13/2024	(4)	0.850%	(5)	0.951%		$—
$150M Term Loan Facility	5/22/2025		0.950%	(5)(6)	3.713%	(7)	150,000	11/22/2024
$100M Notes	8/6/2025		n/a		4.290%		100,000
$125M Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,275,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$3,951
$60M Term Loan	8/1/2023	(8)	1.700%		1.801%		58,108
960-970 Knox Street	11/1/2023		n/a		5.000%		2,399
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,806
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,626
5160 Richton Street	11/15/2024		n/a		3.790%		4,272
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,682
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		15,320
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		4,002
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,119
7817 Woodley Avenue	8/1/2039		n/a		4.140%		3,132
2515 Western Avenue	9/1/2042		n/a		4.500%		13,104
Total Secured Debt							$138,121
Total Debt							$1,413,121
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2021.  Assumes a 1-month LIBOR rate of 0.1013% as of December 31, 2021, as applicable. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and discounts totaling $13.6 million as of December 31, 2021.
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

(7)As of December 31, 2021, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.
(8)The $60 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2021:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	7.9	2.89%	2.89%	$1,355,013	96%
Variable	1.6	LIBOR + 1.70%	1.80%	$58,108	4%
Secured vs. Unsecured:
Secured	5.2	--	3.17%	$138,121	10%
Unsecured	7.9	--	2.81%	$1,275,000	90%
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2021. Excludes the effect of amortization of debt issuance costs, discounts and the facility fee on the Revolver. Assumes a one-month LIBOR rate of 0.1013% as of December 31, 2021, as applicable.
(2)Excludes unamortized debt issuance costs and debt discounts totaling $13.6 million as of December 31, 2021.
At December 31, 2021, we had total indebtedness of $1.4 billion, excluding unamortized debt issuance costs and debt discounts, with a weighted average interest rate of approximately 2.85% and an average term-to-maturity of 7.7 years. As of December 31, 2021, $1.4 billion, or 96%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($1.2 billion) or an interest rate swap ($150.0 million).
At December 31, 2021, we had total indebtedness of $1.4 billion, reflecting a net debt to total combined market capitalization of approximately 9.1%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2021.
Cash Flows
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Cash provided by operating activities	$231,463	$182,994	$48,469
Cash used in investing activities	$(1,912,767)	$(987,523)	$(925,244)
Cash provided by financing activities	$1,547,779	$903,195	$644,584

Net cash provided by operating activities. Net cash provided by operating activities increased by $48.5 million to $231.5 million for the year ended December 31, 2021, compared to $183.0 million for the year ended December 31, 2020. The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2020, and the increase in Cash NOI from our Same Properties Portfolio and changes in working capital (excluding the change in sales-type lease receivable), partially offset by a decrease in net proceeds of $19.6 million from the sale of 2722 Fairview Street (“Fairview”), which was sold in September 2020 pursuant to the tenant exercising its option to purchase the property, and an increase in cash interest paid as compared to the prior year.
Net cash used in investing activities. Net cash used in investing activities increased by $925.2 million to $1.9 billion for the year ended December 31, 2021, compared to $987.5 million for the year ended December 31, 2020. The increase was primarily attributable to a $934.1 million increase in cash paid for property acquisitions and acquisition related deposits and a $23.7 million increase in cash paid for construction and repositioning/redevelopment projects, partially offset by a $32.6 million increase in net proceeds from the sale of received from the sale of properties (excluding the proceeds from the sale of Fairview noted above) for comparable periods.
Net cash provided by financing activities. Net cash provided by financing activities increased by $644.6 million to $1.5 billion for the year ended December 31, 2021, compared to $903.2 million for the year ended December 31, 2020. The increase was primarily attributable to the following: (i) an increase of $892.0 million in net cash proceeds from the issuance of shares of our common stock, (ii) an increase of $793.5 million in cash proceeds from borrowings under the Revolver, (iii) an increase of $392.4 million in net cash proceeds from the issuance of the $400 Million Notes due 2031 in August 2021 and (iv) an increase of $100.0 million from the repayment of the $100 Million Term Loan Facility in November 2020. These increases were partially offset by the following: (i) a decrease of $793.5 million from the repayment of the borrowings under the Revolver, (ii) a decrease of $393.0 million in net cash proceeds from the issuance of the $400 Million Noted due 2030 in November 2020, (iii) a decrease of $225.0 million from the repayment of the $225 Million Term Loan Facility in August 2021, (iv) a decrease of $90.0 million from the redemption of the Series A Preferred Stock and (v) an increase of $33.6 million in dividends paid to common stockholders and common unitholders primarily resulting from the increase in the number of common shares outstanding and the increase in our quarterly per share cash dividend.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, for a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019.
Inflation
    The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations. However, a prolonged period of high and persistent inflation could cause an increase in our operating expenses, capital expenditures and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon LIBOR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
    As of December 31, 2021, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
    At December 31, 2021, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premium/discounts, of $1.41 billion. Of this total amount, $1.36 billion, or 96%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $58.1 million, or 4%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2021, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.3 million annually.  If LIBOR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.1 million annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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
    Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2021.

    The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	2/14/2020
3.3	Articles Supplementary designating the Series A Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	8/15/2016
3.4	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.5	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.3	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.4	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-36008	4.5	2/19/2020
4.5	Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee.	8-K	001-36008	4.1	11/16/2020
4.6	First Supplemental Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	11/16/2020
4.7	Second Supplemental Indenture, dated as of August 9, 2021, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	8/9/2021
10.1	Seventh Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	3/5/2020
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Second Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.5	7/27/2021
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	5/20/2020
10.10†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.11†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.12†	Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	5/20/2020
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.14†	First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	5/20/2020
10.15†	Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	7/9/2020
10.16†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.17†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	10-K	001-36008	10.18	2/19/2021
10.18†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	10-K	001-36008	10.19	2/19/2021
10.19	Term Loan Agreement among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Walnut, LLC, RIF I—Oxnard, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and Rexford Business Center—Fullerton, LLC, collectively as Borrower, and Bank of America, N.A., as Lender	10-Q	001-36008	10.12	9/3/2013
10.20	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.21	Modification and Loan Assumption Agreement, dated January 24, 2014, by and among RIF I—Don Julian, LLC, RIF I—Lewis Road, LLC, RIF I—Oxnard, LLC, RIF I—Walnut, LLC, REXFORD BUSINESS CENTER—FULLERTON, LLC, RIF II—Kaiser, LLC, RIF III—Irwindale, LLC and REXFORD INDUSTRIAL—MADERA INDUSTRIAL, LLC collectively as Borrower, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	8/12/2014
10.22	Reaffirmation of Guaranty, dated January 24, 2014 by Rexford Industrial Realty, Inc.	8-K	001-36008	10.2	8/12/2014
10.23	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.24	Credit Agreement, dated as of January 14, 2016, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	8-K	001-36008	10.1	1/20/2016
10.25	Increase Certificate dated April 15, 2016.	8-K	001-36008	10.1	4/15/2016
10.26	Third Amendment to Credit Agreement, dated February 14, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent, U.S. Bank, National Association, as syndication agent, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and the other lenders named therein.	10-K	001-36008	10.33	2/23/2017
10.27	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.28	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.29	Fourth Amendment to Credit Agreement, dated as of January 16, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty Inc., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.1	1/22/2018
10.30	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.31	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.32	Credit Agreement, dated as of May 22, 2018, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Capital One, National Association, as administrative agent, sole lead arranger and bookrunner and BB&T Capital Markets, as syndication agent.	8-K	001-36008	10.1	5/25/2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.33	Second Modification Agreement, dated June 27, 2018, by and among RIF I-Don Julian, LLC, RIF I-Lewis Road, LLC, RIF I-Oxnard, LLC, RIF I-Walnut, LLC, Rexford Business Center-Fullerton, LLC, RIF III-Irwindale, LLC, and Rexford Industrial-Madera Industrial, LLC, collectively as Borrower, Rexford Industrial Realty, Inc., as Guarantor, and Bank of America, N.A., as Lender.	8-K	001-36008	10.1	7/3/2018
10.34	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019
10.35	Third Amended and Restated Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein.	8-K	001-36008	10.1	2/14/2020
10.36	Fifth Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., PNC Bank, National Association, as administrative agent and a lender, and the other lenders named therein.	8-K	001-36008	10.2	2/14/2020
10.37	First Amendment to Credit Agreement, dated as of February 13, 2020, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Capital One, National Association, as administrative agent and lender, and the other lenders named therein.	8-K	001-36008	10.3	2/14/2020
10.38	Confirmation of Registered Forward Transaction, dated May 24, 2021, by and between Rexford Industrial Realty, Inc. and JPMorgan Chase Bank, National Association.	8-K	001-36008	1.2	5/27/2021
10.39	Confirmation of Registered Forward Transaction, dated May 24, 2021, by and between Rexford Industrial Realty, Inc. and Bank of America, N.A.	8-K	001-36008	1.3	5/27/2021
10.40	Joinder Agreement to the Third Amended and Restated Credit Agreement, dated as of June 30, 2021, by each of Goldman Sachs Bank USA, Mizuho Bank, Ltd. and The Bank of Nova Scotia.	10-Q	001-36008	10.2	7/1/2021
10.41	Second Amendment to Credit Agreement, dated as of June 30, 2021, among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., Capital One, National Association, as administrative agent and lender, and the other lenders named therein.	10-Q	001-36008	10.3	7/1/2021
10.42	Confirmation of Registered Forward Transaction, dated September 22, 2021, by and between Rexford Industrial Realty, Inc. and Bank of America, N.A.	8-K	001-36008	1.2	9/27/2021
10.43	Confirmation of Registered Forward Transaction, dated September 22, 2021, by and between Rexford Industrial Realty, Inc. and JPMorgan Chase Bank, National Association.	8-K	001-36008	1.3	9/27/2021
10.44	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate.	8-K	001-36008	1.1	1/13/2022
10.45	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC.	8-K	001-36008	1.2	1/13/2022
10.46	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	1/13/2022
10.47	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate.	8-K	001-36008	1.4	1/13/2022
10.48	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc. and its affiliate.	8-K	001-36008	1.5	1/13/2022
10.48	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC.	8-K	001-36008	1.6	1/13/2022
10.49	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.7	1/13/2022
10.50	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate.	8-K	001-36008	1.8	1/13/2022
10.51	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate.	8-K	001-36008	1.9	1/13/2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.52	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC.	8-K	001-36008	1.10	1/13/2022
10.53	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate.	8-K	001-36008	1.11	1/13/2022
10.54	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36008	1.12	1/13/2022
10.55	Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc.	8-K	001-36008	1.13	1/13/2022
21.1*	List of Subsidiaries of the Company
22.1*	List of Issuers of Guaranteed Securities
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein

†	Compensatory plan or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 16, 2022	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 16, 2022	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 16, 2022	/s/ Laura E. Clark
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2022
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2022
Howard Schwimmer

/s/ Laura E. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2022
Laura E. Clark

/s/ Richard Ziman	Chairman of the Board	February 16, 2022
Richard Ziman

/s/ Robert L. Antin	Director	February 16, 2022
Robert L. Antin

/s/ Diana J. Ingram	Director	February 16, 2022
Diana J. Ingram

/s/ Angela L. Kleiman	Director	February 16, 2022
Angela L. Kleiman

/s/ Debra L. Morris	Director	February 16, 2022
Debra L. Morris

/s/ Tyler H. Rose	Director	February 16, 2022
Tyler H. Rose

/s/ Peter Schwab	Director	February 16, 2022
Peter Schwab

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
1

Recognition of acquired real estate - Purchase price accounting

Description of the Matter
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company completed the acquisition of 53 properties for a total purchase price of $1.9 billion during the year ended December 31, 2021. The transactions were accounted for as asset acquisitions, and the purchase prices were allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components include land, buildings and improvements, tenant improvements, intangible assets and liabilities related to above and below market leases, and intangible assets related to in-place leases. The fair value of tangible and intangible assets and liabilities is based on available comparable market information, and estimated cash flow projections that utilize rental rates, discount rates, and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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
February 16, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 16, 2022

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Land	$4,143,021	$2,636,816
Buildings and improvements	2,588,836	2,201,187
Tenant improvements	127,708	84,462
Furniture, fixtures, and equipment	132	132
Construction in progress	71,375	25,358
Total real estate held for investment	6,931,072	4,947,955
Accumulated depreciation	(473,382)	(375,423)
Investments in real estate, net	6,457,690	4,572,532
Cash and cash equivalents	43,987	176,293
Restricted cash	11	1,230
Rents and other receivables, net	11,027	10,208
Deferred rent receivable, net	61,511	40,893
Deferred leasing costs, net	32,940	23,148
Deferred loan costs, net	1,961	2,240
Acquired lease intangible assets, net	132,158	92,172
Acquired indefinite-lived intangible	5,156	5,156
Other assets	19,066	14,390
Acquisition related deposits	8,445	4,067
Assets associated with real estate held for sale, net	7,213	8,845
Total Assets	$6,781,165	$4,951,174
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,399,565	$1,216,160
Interest rate swap liability	7,482	17,580
Accounts payable, accrued expenses and other liabilities	65,833	45,384
Dividends and distributions payable	40,143	29,747
Acquired lease intangible liabilities, net	127,017	67,256
Tenant security deposits	57,370	31,602
Prepaid rents	15,829	12,660
Liabilities associated with real estate held for sale	231	193
Total Liabilities	1,713,470	1,420,582
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series A cumulative redeemable preferred stock, zero and 3,600,000 shares outstanding at December 31, 2021 and December 31, 2020, respectively ($90,000 liquidation preference)	—	86,651
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2021 and December 31, 2020 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at December 31, 2021 and December 31, 2020 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 160,511,482 and 131,426,038 shares outstanding at December 31, 2021 and December 31, 2020, respectively	1,605	1,313
Additional paid in capital	4,828,292	3,182,599
Cumulative distributions in excess of earnings	(191,120)	(163,389)
Accumulated other comprehensive loss	(9,874)	(17,709)
Total stockholders’ equity	4,784,579	3,245,141
Noncontrolling interests	283,116	285,451
Total Equity	5,067,695	3,530,592
Total Liabilities and Equity	$6,781,165	$4,951,174
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Rental income	$451,733	$329,377	$264,252
Management, leasing and development services	468	420	406
Interest income	37	338	2,555
TOTAL REVENUES	452,238	330,135	267,213
OPERATING EXPENSES
Property expenses	107,721	79,716	63,272
General and administrative	48,990	36,795	30,300
Depreciation and amortization	151,269	115,269	98,891
TOTAL OPERATING EXPENSES	307,980	231,780	192,463
OTHER EXPENSES
Other expenses	1,297	124	171
Interest expense	40,139	30,849	26,875
TOTAL EXPENSES	349,416	262,753	219,509
Loss on extinguishment of debt	(505)	(104)	—
Gain on sale of real estate	33,929	13,617	16,297
NET INCOME	136,246	80,895	64,001
Less: net income attributable to noncontrolling interests	(8,005)	(4,492)	(2,022)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	128,241	76,403	61,979
Less: preferred stock dividends	(12,563)	(14,545)	(11,055)
Less: original issuance costs of redeemed preferred stock	(3,349)	—	—
Less: earnings allocated to participating securities	(568)	(509)	(447)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$111,761	$61,349	$50,477
Net income attributable to common stockholders per share - basic	$0.80	$0.51	$0.47
Net income attributable to common stockholders per share - diluted	$0.80	$0.51	$0.47
Weighted average shares of common stock outstanding - basic	139,294,882	120,873,624	106,407,283
Weighted average shares of common stock outstanding - diluted	140,075,689	121,178,310	106,799,048

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$136,246	$80,895	$64,001
Other comprehensive income (loss): cash flow hedge adjustment	8,333	(10,880)	(14,141)
Comprehensive income	144,579	70,015	49,860
Less: comprehensive income attributable to noncontrolling interests	(8,503)	(3,779)	(1,685)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$136,076	$66,236	$48,175

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$159,094	96,810,504	$966	$1,798,113	$(88,341)	$6,262	$1,876,094	$32,329	$1,908,423
Cumulative effect of adoption of ASC 842	—	—	—	—	(222)	—	(222)	—	(222)
Issuance of 5.625% series C preferred stock	86,250	—	—	—	—	—	86,250	—	86,250
Issuance of common stock	—	16,817,930	168	649,123	—	—	649,291	—	649,291
Offering costs	(3,017)	—	—	(10,391)	—	—	(13,408)	—	(13,408)
Issuance of 4.43937% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	27,359	27,359
Share-based compensation	—	93,424	1	2,352	—	—	2,353	8,577	10,930
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(24,618)	—	(854)	—	—	(854)	—	(854)
Conversion of OP Units to common stock	—	96,060	1	664	—	—	665	(665)	—
Net income	11,055	—	—	—	50,924	—	61,979	2,022	64,001
Other comprehensive loss	—	—	—	—	—	(13,804)	(13,804)	(337)	(14,141)
Preferred stock dividends ($1.468752 per series A preferred and series B preferred share and $0.394531 per series C preferred share)	(11,055)	—	—	—	—	—	(11,055)	—	(11,055)
Preferred unit distributions	—	—	—	—	—	—	—	(870)	(870)
Common stock dividends ($0.74 per share)	—	—	—	—	(81,112)	—	(81,112)	—	(81,112)
Common unit distributions	—	—	—	—	—	—	—	(2,143)	(2,143)
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock	—	17,253,161	173	739,810	—	—	739,983	—	739,983
Offering costs	—	—	—	(5,887)	—	—	(5,887)	—	(5,887)
Issuance of OP Units	—	—	—	—	—	—	—	179,262	179,262
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	110,737	1	3,290	—	—	3,291	9,803	13,094
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(27,473)	—	(1,278)	—	—	(1,278)	—	(1,278)
Conversion of OP Units to common stock	—	296,313	3	7,657	—	—	7,660	(7,660)	—
Net income	14,545	—	—	—	61,858	—	76,403	4,492	80,895
Other comprehensive loss	—	—	—	—	—	(10,167)	(10,167)	(713)	(10,880)
Preferred stock dividends ($1.468752 per series A and series B preferred share and $1.406252 per series C preferred share)	(14,545)	—	—	—	—	—	(14,545)	—	(14,545)
Preferred unit distributions	—	—	—	—	—	—	—	(2,546)	(2,546)
Common stock dividends ($0.86 per share)	—	—	—	—	(106,496)	—	(106,496)	—	(106,496)
Common unit distributions	—	—	—	—	—	—	—	(4,246)	(4,246)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	28,484,776	286	1,644,411	—	—	1,644,697	—	1,644,697
Offering costs	—	—	—	(18,606)	—	—	(18,606)	—	(18,606)
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Share-based compensation	—	108,774	1	3,855	—	—	3,856	16,007	19,863
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,305)	—	(1,428)	—	—	(1,428)	—	(1,428)
Conversion of OP Units to common stock	—	521,199	5	17,461	—	—	17,466	(17,466)	—
Net income	12,563	—	—	—	115,678	—	128,241	8,005	136,246
Other comprehensive income	—	—	—	—	—	7,835	7,835	498	8,333
Preferred stock dividends ($0.917970 per series A preferred share, $1.468752 per series B preferred share and $1.406252 per series C preferred share)	(12,563)	—	—	—	—	—	(12,563)	—	(12,563)
Preferred unit distributions	—	—	—	—	—	—	—	(2,832)	(2,832)
Common stock dividends ($0.96 per common share)	—	—	—	—	(140,060)	—	(140,060)	—	(140,060)
Common unit distributions	—	—	—	—	—	—	—	(6,547)	(6,547)
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,246	$80,895	$64,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,269	115,269	98,891
Amortization of (below) above market lease intangibles, net	(15,443)	(10,533)	(7,907)
Impairment of right-of-use asset	992	—	—
Loss on extinguishment of debt	505	104	—
Gain on sale of real estate	(33,929)	(13,617)	(16,297)
Amortization of debt issuance costs	1,919	1,505	1,383
Amortization of (premium) discount on notes payable, net	26	(188)	6
Equity based compensation expense	19,506	12,871	10,756
Straight-line rent	(20,903)	(11,406)	(7,588)
Payments for termination/settlement of interest rate derivatives	(4,045)	(1,239)	—
Amortization related to termination/settlement of interest rate derivatives	2,280	218	—
Change in working capital components:
Rents and other receivables	(745)	(4,030)	(875)
Deferred leasing costs	(17,473)	(10,447)	(8,317)
Other assets	(6,357)	(2,352)	1,024
Sales-type lease receivable	—	20,302	—
Accounts payable, accrued expenses and other liabilities	11,895	4,825	1,573
Tenant security deposits	6,776	(415)	2,855
Prepaid rents	(1,056)	1,232	9
Net cash provided by operating activities	231,463	182,994	139,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,858,413)	(928,687)	(943,382)
Capital expenditures	(102,475)	(78,765)	(47,169)
Payment for deposits on real estate acquisitions	(8,445)	(4,067)	(14,526)
Proceeds from sale of real estate	56,566	23,996	32,335
Net cash used in investing activities	(1,912,767)	(987,523)	(972,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net	—	—	83,233
Redemption of preferred stock	(90,000)	—	—
Issuance of common stock, net	1,626,091	734,096	638,900
Proceeds from borrowings	1,264,557	471,844	135,000
Repayment of borrowings	(1,095,280)	(175,671)	(35,158)
Debt issuance costs	(4,555)	(6,085)	(143)
Dividends paid to preferred stockholders	(12,563)	(14,545)	(11,055)
Dividends paid to common stockholders	(129,793)	(99,292)	(75,550)
Distributions paid to common unitholders	(6,418)	(3,328)	(2,019)
Distributions paid to preferred unitholders	(2,832)	(2,546)	(870)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,428)	(1,278)	(854)
Net cash provided by financing activities	1,547,779	903,195	731,484
Increase (decrease) in cash, cash equivalents and restricted cash	(133,525)	98,666	(101,744)
Cash, cash equivalents and restricted cash, beginning of period	177,523	78,857	180,601
Cash, cash equivalents and restricted cash, end of period	$43,998	$177,523	$78,857
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,550, $3,925 and $3,860 for the years December 31, 2021, 2020 and 2019, respectively)	$32,979	$27,924	$23,494
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$—	$3,262
Operating lease right-of-use assets obtained in exchange for lease liabilities subsequent to January 1, 2019	$—	$3,204	$3,457
Issuance of operating partnership units in connection with acquisition of real estate	$—	$179,262	$—
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$40,787	$—
Issuance of 4.43937% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$—	$27,359
Assumption of debt in connection with acquisition of real estate including loan premium	$16,512	$65,264	$—
Accrual for capital expenditures	$15,700	$11,811	$6,407
Accrual of dividends and distributions	$40,143	$29,747	$21,624
Lease reclassification from operating lease to sales-type lease:
Sales-type lease receivable	$—	$20,302	$—
Investments in real estate, net	—	(16,117)	—
Deferred rent receivable, net	—	(63)	—
Deferred leasing costs, net	—	(164)	—
Acquired lease intangible assets, net	—	(136)	—
Gain on sale recognized due to lease classification	$—	$3,822	$—

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and develop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2021, our consolidated portfolio consisted of 296 properties with approximately 36.9 million rentable square feet. In addition, we currently manage an additional 20 properties with approximately 1.0 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2021 and 2020, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications relate to acquisition expenses for all the prior years presented that have been reclassified to “Other expenses” to conform to the current year’s presentation and they have no effect on net income or stockholders’ equity as previously reported. Other expenses for the year ended December 31, 2021 include (i) a $1.0 million impairment charge to reduce the right-of-use asset carrying value of one of our leased office spaces that we decided to sublease as a result of the implementation of a work from home flexibility program in 2021, (ii) $0.2 million of construction costs related to cancelled projects and (iii) $0.1 million of acquisition expenses.
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
Restricted cash balances are included with cash and cash equivalent balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$176,293	$78,857
Restricted cash	1,230	—
Cash, cash equivalents and restricted cash, beginning of period	$177,523	$78,857

Cash and cash equivalents	$43,987	$176,293
Restricted cash	11	1,230
Cash, cash equivalents and restricted cash, end of period	$43,998	$177,523
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rental rates and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.   In determining the “as-if-vacant” value for the properties we acquired during the year ended December 31, 2021, we used discount rates ranging from 5.00% to 7.75% and exit capitalization rates ranging from 4.00% to 6.50%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2021, we used an estimated average lease-up period ranging from six months to twelve months.
    The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities are based on our estimate of the current market rates for similar liabilities in effect at the acquisition date. In determining the fair value of debt assumed during the year ended December 31, 2021, we used estimated market interest rates ranging from 3.75% to 4.50%.
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
We capitalized interest costs of $4.5 million, $3.9 million and $3.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. We capitalized real estate taxes and insurance aggregating $2.2 million, $1.2 million, and $1.3 million and during the years ended December 31, 2021, 2020 and 2019, respectively. We capitalized compensation costs for employees who provide construction services of $6.1 million, $4.1 million and $2.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
As of December 31, 2021, our property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale. As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street in Van Nuys, California was classified as held for sale.

Impairment of Long-Lived Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of our respective long-lived assets, including right-of-use assets (“ROU assets”), whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of real estate assets and other long-lived assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows.
To review real estate assets for recoverability, we consider current market conditions as well as our intent with respect to holding or disposing of the asset. The intent with regards to the underlying assets might change as market conditions and other factors change. For office space ROU assets, the execution of a sublease where the remaining lease payments of the original office space lease exceed the sublease receipts reflects an indication of impairment which suggests the carrying value of the ROU asset may not be recoverable. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage our underlying business.
If our analysis indicates that the carrying value of the real estate asset and other long-lived assets is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the years ended December 31, 2021, 2020 or 2019, there were no impairment charges recorded to the carrying value of our real estate properties. During the year ended December 31, 2021, in connection with the execution of a sublease for one of our office space leases, we recorded a $1.0 million impairment charge to reduce the carrying value of the related ROU asset. See “Note 6 – Leases” for details.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2021 and 2020, we have not established a liability for uncertain tax positions.
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
    As required by ASC 815, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.  See “Note 7 – Interest Rate Derivatives” for details.
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
Our lease agreements with tenants generally contain provisions that require tenants to reimburse us for certain property expenses. Estimated reimbursements from tenants for these property expenses, which include real estate taxes, insurance, common area maintenance and other recoverable operating expenses, are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. As the timing and pattern of revenue recognition is the same and as the lease component would be classified as an operating lease if it were accounted for separately, rents and tenant reimbursements are treated as a combined lease component and presented as a single line item “Rental income” in our consolidated statements of operations.
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
During 2020, we deferred $4.6 million of contractual base rent payments which represented approximately 1.4% of our total consolidated rental income for 2020. As of December 31, 2021, we have collected approximately $4.3 million, or 98.0%, of the deferred payments due as of December 31, 2021. Additionally, as of December 31, 2021, we had approximately $0.1 million of outstanding deferred payments.

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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. For all periods subsequent to March 2020, our assessment has specifically included the impact of the COVID-19 pandemic, including but not limited to tenants who have requested and/or received rent relief as further described above under “—COVID-19 Lease Concessions.” Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.5 million, $5.0 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019 respectively, as a net reduction of rental income in the consolidated statements of operations.
Deferred Leasing Costs
We capitalize the incremental direct costs of originating a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs will generally only include third-party broker commissions.
Debt Issuance Costs
    Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a reduction from the carrying value of the debt liability. This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. For line of credit arrangements, we present debt issuance costs as an asset and amortize the cost over the term of the line of credit arrangement. See “Note 5 –Notes Payable” for details.
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value of the equity instrument issued on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche.  For share-based awards that vest based on a performance condition, we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest. Forfeitures are recognized in the period in which they occur. See “Note 13 – Incentive Award Plan” for details.
Equity Offerings
Underwriting commissions and offering costs incurred in connection with common stock offerings and our at-the-market equity program have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuances have been reflected as a direct reduction of the preferred stock balance.
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
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the potential effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested share-based awards under the treasury stock method. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See “Note 14 – Earnings Per Share” for details.
    Segment Reporting
Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.
Leases as a Lessee
We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. ROU assets represent our right to use, or control the use of, a specified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is generally recognized on a straight-line basis over the term of the lease through the amortization of the ROU assets and lease liabilities. Additionally, for our operating leases, we do not separate non-lease components, such as common area maintenance, from associated lease components. See “Note 6 – Leases” for additional lessee disclosures required under ASC 842.

Recent Accounting Pronouncements
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
3.    Investments in Real Estate
    Acquisition Summary
The following table summarizes the wholly-owned industrial properties we acquired during the year ended December 31, 2021:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
15010 Don Julian Road(2)	Los Angeles - San Gabriel Valley	1/5/2021	92,925	1	$22,200
5002-5018 Lindsay Court	San Bernardino - Inland Empire West	1/11/2021	64,960	1	12,650
514 East C Street(3)	Los Angeles - South Bay	1/14/2021	3,436	1	9,950
17907-18001 Figueroa Street	Los Angeles - South Bay	1/26/2021	74,810	6	20,200
7817 Woodley Avenue(4)	Los Angeles - San Fernando Valley	1/27/2021	36,900	1	9,963
8888-8892 Balboa Avenue(2)	San Diego - Central	2/4/2021	86,637	2	19,800
9920-10020 Pioneer Boulevard	Los Angeles - Mid-Counties	2/19/2021	157,669	7	23,500
2553 Garfield Avenue	Los Angeles - Central	3/19/2021	25,615	1	3,900
6655 East 26th Street	Los Angeles - Central	3/19/2021	47,500	1	6,500
560 Main Street	Orange County - North	3/19/2021	17,000	1	2,600
4225 Etiwanda Avenue	San Bernardino - Inland Empire West	3/23/2021	134,500	1	32,250
12118 Bloomfield Avenue(2)	Los Angeles - Mid-Counties	4/14/2021	63,000	4	16,650
256 Alondra Boulevard(3)	Los Angeles - South Bay	4/15/2021	2,456	1	11,250
19007 Reyes Avenue(2)(3)	Los Angeles - South Bay	4/23/2021	—	—	16,350
19431 Santa Fe Avenue(3)	Los Angeles - South Bay	4/30/2021	14,793	3	10,500
4621 Guasti Road	San Bernardino - Inland Empire West	5/21/2021	64,512	1	13,335
12838 Saticoy Street	Los Angeles - San Fernando Valley	6/15/2021	100,390	1	27,250
19951 Mariner Avenue	Los Angeles - South Bay	6/15/2021	89,272	1	27,400
East 12th Street	Los Angeles - Central	6/17/2021	257,976	4	93,600
29120 Commerce Center Drive	Los Angeles - San Fernando Valley	6/22/2021	135,258	1	27,052
20304 Alameda Street	Los Angeles - South Bay	6/24/2021	77,758	2	13,500
4181 Ruffin Road	San Diego - Central	7/8/2021	150,144	1	35,750
12017 Greenstone Avenue(3)	Los Angeles - Mid-Counties	7/16/2021	—	1	13,500

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
1901 Via Burton(2)	Orange County - North	7/26/2021	—	1	24,211
1555 Cucamonga Avenue	San Bernardino - Inland Empire West	8/4/2021	107,023	2	21,000
1800 Lomita Boulevard(3)	Los Angeles - South Bay	8/6/2021	—	—	70,000
8210-8240 Haskell Avenue	Los Angeles - San Fernando Valley	8/17/2021	53,248	3	12,425
3100 Lomita Boulevard	Los Angeles - South Bay	8/20/2021	575,976	5	202,469	(5)
2401-2421 Glassell Street	Orange County - North	8/25/2021	191,127	4	70,025
2390-2444 American Way(2)	Orange County - North	8/26/2021	—	—	16,700
500 Dupont Avenue	San Bernardino - Inland Empire West	8/26/2021	276,000	1	58,500
1801 St. Andrew Place	Orange County - Airport	9/10/2021	370,374	1	105,300
5772 Jurupa Street	San Bernardino - Inland Empire West	9/17/2021	360,000	1	54,000
2500 Victoria Street(3)	Los Angeles - South Bay	9/30/2021	—	—	232,067	(6)
1010 Belmont Street	San Bernardino - Inland Empire West	10/1/2021	61,824	1	14,500
21515 Western Avenue(2)(7)	Los Angeles - South Bay	10/12/2021	56,199	1	18,950
12027 Greenstone Avenue(3)	Los Angeles - Mid-Counties	10/28/2021	7,780	1	8,125
6027 Eastern Avenue(2)	Los Angeles - Central	11/16/2021	82,922	1	23,250
340-344 Bonnie Circle	San Bernadino - Inland Empire West	11/16/2021	98,000	1	27,000
14100 Vine Place	Los Angeles - Mid Counties	11/18/2021	119,145	1	48,501
2280 Ward Avenue	Ventura - Ventura	11/30/2021	242,101	1	46,411
20481 Crescent Bay Drive	Orange County - South	11/30/2021	88,355	1	19,500
334 El Encanto Road	Los Angeles - San Gabriel Valley	12/02/2021	64,368	1	10,675
17031-17037 Green Drive	Los Angeles - San Gabriel Valley	12/10/2021	51,000	1	13,770
13512 Marlay Avenue	San Bernadino - Inland Empire West	12/16/2021	199,363	1	51,000
14940 Proctor Road	Los Angeles - San Gabriel Valley	12/17/2021	111,927	1	28,596
2800 Casitas Avenue	Los Angeles - San Fernando Valley	12/22/2021	117,000	1	43,000
4240 190th Street	Los Angeles - South Bay	12/23/2021	307,487	1	75,300
2391-2393 Bateman Avenue	Los Angeles - San Gabriel Valley	12/28/2021	65,605	1	23,077
1168 Sherborn Street	San Bernardino - Inland Empire West	12/29/2021	79,515	1	23,445
3071 Coronado Street(2)	Orange County - North	12/30/2021	109,908	1	28,000
8911 Aviation Blvd	Los Angeles - South Bay	12/30/2021	100,000	1	32,000
1020 Bixby Drive	Los Angeles - San Gabriel Valley	12/31/2021	56,915	1	16,350
Total 2021 Property Acquisitions			5,650,673	80	$1,887,797
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
(6)In connection with the acquisition of 2500 Victoria Street, we entered into a long-term sale lease-back agreement with the seller/tenant. At the end of the lease, the tenant will be required to restore the site by removing all above and below ground improvements to prepare the property for subsequent development by us. The acquisition price in the table above reflects the $217.1 million contractual purchase price plus additional consideration of $15.0 million,which is payable to the tenant at the end of the lease, subject to the tenant completing its restoration obligations under the lease. The $15.0 million has been recorded in security deposits in the consolidated balance sheets.
(7)The acquisition of 21515 Western Avenue was funded through a combination of cash on hand and the assumption of $13.2 million of debt.

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
(2)On March 5, 2020, we acquired ten properties, and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company (the “Properties”) for an aggregate purchase price of $214.2 million, exclusive of closing costs, including assumed debt of approximately $47.5 million. In consideration for the Properties we (i) paid $60.4 million in cash, including a $10.0 million deposit paid in 2019, (ii) issued 1,406,170 common units of limited partnership interests in the Operating Partnership and (iii) issued 906,374 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership.  See “Note 5 – Notes Payable” and “Note 12 – Noncontrolling Interests” for further details regarding the assumption of debt and issuance of common and preferred units, respectively.
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

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	2021	2020
Assets:
Land	$1,514,933	$729,649
Buildings and improvements	359,970	475,853
Tenant improvements	37,173	4,787
Acquired lease intangible assets(1)	71,919	43,378
Other acquired assets(2)	519	3,390
Total assets acquired	$1,984,514	$1,257,057
Liabilities:
Acquired lease intangible liabilities(3)	$76,992	$19,705
Notes payable(4)	16,512	65,264
Deferred rent liability(5)	1,554	—
Other assumed liabilities(2)	26,975	6,062
Total liabilities assumed	$122,033	$91,031
Net assets acquired	$1,862,481	$1,166,026

(1)For the 2021 acquisitions, acquired lease intangible assets are comprised of $67.8 million of in-place lease intangibles with a weighted average amortization period of 7.2 years and $4.1 million of above-market lease intangibles with a weighted average amortization period of 9.0 years. For the 2020 acquisitions, acquired lease intangible assets are comprised of $40.5 million of in-place lease intangibles with a weighted average amortization period of 4.7 years and $2.9 million of above-market lease intangibles with a weighted average amortization period of 7.4 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition. Other acquired assets for 2020 also includes personal property that we acquired as part of the acquisition of 1055 Sandhill Avenue during 2020 that was subsequently sold.
(3)Represents below-market lease intangibles with a weighted average amortization period of 7.5 years and 5.6 years, for the 2021 and 2020 acquisitions, respectively.
(4)In connection with the acquisition of properties, during the years ended December 31, 2021 and 2020, we assumed two and 11 mortgage loans from the sellers, respectively. See “Note 5 – Notes Payable” for details.
(5)In connection with the acquisition of 3071 Coronado Street, we entered into a short-term sale lease-back agreement with the seller/tenant with below-market lease payments. As a result, at the acquisition date we have recorded a deferred rent liability of $1.6 million which will be amortized into rental income over the term of the lease.

    Dispositions
The following table summarizes information related to the properties that we sold during the years ended December 31, 2021, 2020, and 2019 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2021 Dispositions:
14723-14825.25 Oxnard Street	Los Angeles - San Fernando Valley	2/12/2021	77,790	$19,250	$9,906
6760 Central Avenue, Unit B	San Bernardino - Inland Empire East	3/15/2021	9,943	1,530	954
11529-11547 Tuxford Street	Los Angeles - San Fernando Valley	5/20/2021	29,730	8,176	2,750
5803 Newton Drive	San Diego - North	9/15/2021	71,602	18,600	13,702
2670-2674 East Walnut Street and 89-91 San Gabriel Boulevard	Los Angeles - San Fernando Valley	11/01/2021	31,619	11,700	6,617
Total			220,684	$59,256	$33,929

2020 Dispositions:
3927 Oceanic Drive	San Diego - North County	8/13/2020	54,740	$10,300	$2,926
121 West 33rd Street	San Diego - South County	9/18/2020	76,745	13,500	7,575
2700-2722 South Fairview Street(2)	Orange County - Airport	9/30/2020	116,575	20,400	3,268
6750 Central Avenue	San Bernardino - Inland Empire East	12/31/2020	8,666	1,300	758
Subtotal			256,726	45,500	14,527
1055 Sandhill Avenue Personal Property			—	1,854	(910)	(3)
Total			256,726	$47,354	$13,617

2019 Dispositions:
2350-2384 Orangethorpe Avenue and 1631 Placentia Avenue	Orange County - North	6/27/2019	62,395	$11,575	$4,810
939 Poinsettia Avenue - Unit 301	San Diego - North County	7/31/2019	6,562	1,263	895
13914-13932 East Valley Boulevard	Los Angeles - San Gabriel Valley	10/11/2019	58,084	11,180	6,233
2350-2380 Eastman Avenue	Ventura	12/20/2019	55,321	9,581	4,359
Total			182,362	$33,599	$16,297
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.
(2)Gain recorded reflects (i) a $3.8 million gain on sale recognized due to lease reclassification from operating lease to sales-type lease, less (ii) approximately $0.6 million of selling costs/other write-offs related to the disposition. See “Note 6 – Leases” for additional information.
(3)Represents a $0.9 million loss on disposition of personal property that was originally acquired as part of the acquisition of 1055 Sandhill Avenue and valued at $2.8 million. The loss is included in the line item “Gain on sale of real estate” in our consolidated statements of operations for the year ended December 31, 2020.

    Real Estate Held for Sale
As of December 31, 2021, our property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale. As of December 31, 2020, our property located at 14723-14825.25 Oxnard Street in Van Nuys, California was classified as held for sale.
The following table summarizes the major classes of assets and liabilities associated with real estate property classified as held for sale as of December 31, 2021 and 2020 (dollars in thousands).

	December 31, 2021	December 31, 2020
Land	$1,849	$4,458
Building and improvements	10,753	5,452
Tenant improvements	1,059	443
Real estate held for sale	13,661	10,353
Accumulated depreciation	(6,657)	(1,548)
Real estate held for sale, net	7,004	8,805
Other assets associated with real estate held for sale	209	40
Total assets associated with real estate held for sale, net	$7,213	$8,845

Tenant security deposits	$177	$137
Other liabilities associated with real estate held for sale	54	56
Total liabilities associated with real estate held for sale	$231	$193
Subsequent to December 31, 2021, we completed the sale of 28159 Avenue Stanford. See “Note 15 – Subsequent Events” for details.

4.    Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place tenant leases and above-market tenant leases, and our acquisition-related intangible liabilities, including below-market tenant leases (in thousands):

	December 31,
	2021	2020
Acquired Lease Intangible Assets:
In-place lease intangibles	$256,902	$193,653
Accumulated amortization	(135,415)	(109,789)
In-place lease intangibles, net	$121,487	$83,864

Above-market tenant leases	$21,065	$17,079
Accumulated amortization	(10,394)	(8,771)
Above-market tenant leases, net	$10,671	$8,308
Acquired lease intangible assets, net	$132,158	$92,172

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(174,686)	$(101,297)
Accumulated accretion	47,669	34,041
Below-market tenant leases, net	$(127,017)	$(67,256)
Acquired lease intangible liabilities, net	$(127,017)	$(67,256)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2021	2020	2019
In-place lease intangibles(1)	$30,136	$22,903	$20,936
Net below market tenant leases(2)	$(15,443)	$(10,533)	$(7,907)
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.
The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2021, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)
2022	$28,080	$(19,079)
2023	20,793	(16,667)
2024	15,974	(13,845)
2025	13,037	(11,301)
2026	10,335	(9,721)
Thereafter	33,268	(45,733)
Total	$121,487	$(116,346)
(1)Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operations.
(2)Estimated amounts of amortization will be recorded as a net increase to rental income in the consolidated statements of operations.

5.    Notes Payable

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	$—	$—	0.850%	(2)	0.951%	(3)	2/13/2024	(4)
$225M Term Loan Facility	—	225,000	n/a	(2)	n/a		1/14/2023
$150M Term Loan Facility	150,000	150,000	0.950%	(2)	3.713%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	—	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,275,000	$1,100,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$3,951	$4,065	n/a		4.080%		4/5/2023
$60M Term Loan(7)	58,108	58,499	1.700%		1.801%		8/1/2023	(7)
960-970 Knox Street(6)(8)	2,399	2,488	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,806	3,895	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,626	2,785	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,272	4,387	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,682	2,749	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(6)	15,320	15,661	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	4,002	4,072	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,119	2,293	n/a		5.125%		3/1/2031
7817 Woodley Avenue(6)	3,132	—	n/a		4.140%		8/1/2039
2515 Western Avenue(6)	13,104	—	n/a		4.500%		9/1/2042
Total Secured Debt	$138,121	$123,494
Total Unsecured and Secured Debt	$1,413,121	$1,223,494
Less: Unamortized premium/discount and debt issuance costs(11)	(13,556)	(7,334)
Total	$1,399,565	$1,216,160

(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2021 and includes the effect of interest rate swaps that were effective as of December 31, 2021. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
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
(5)As of December 31, 2021, interest on the $150 million term loan facility has been effectively fixed through the use of interest rate swaps. See Note 7 – “Interest Rate Derivatives” for details related to our interest rate swaps.
(6)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 960-970 Knox Street ($17,538), 7612-7642 Woodwind Drive ($24,270), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194) and Gilbert/La Palma ($24,008), 7817 Woodley Avenue ($20,855) and 2515 Western Avenue ($81,250).
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
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of December 31, 2021, and does not consider extension options available to us as noted in the table above (in thousands):

2022	$2,570
2023	65,227
2024	13,833
2025	251,423
2026	8,058
Thereafter	1,072,010
Total	$1,413,121
Recent Activity
Issuance of $400 Million Notes Due 2031
    On August 4, 2021, we completed an underwritten public offering of $400.0 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The $400 Million Notes due 2031 were issued to the public at 99.014% of the principal amount, with a coupon rate of 2.150%. Interest on the $400 Million Notes due 2031 is payable semiannually on the first day of March and September in each year, beginning on March 1, 2022, until maturity on September 1, 2031. The proceeds from the $400 Million Notes due 2031 are expected to be allocated to investments in recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects. Pending the allocation to eligible green projects, proceeds were used to repay our $225.0 million unsecured term loan facility (the “$225 Million Term Loan Facility”) (as described below), and to fund the redemption of all shares of our 5.875% Series A Cumulative Redeemable Preferred Stock as further described in “Note 11 – Stockholders’ Equity,” and acquisition activities.
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

Issuance of $400 Million Notes Due 2030
On November 16, 2020, we completed an underwritten public offering of $400.0 million of 2.125% senior notes due 2030 (the “$400 Million Notes due 2030”). The $400 Million Notes due 2030 were issued at 99.211% of the principal amount, with a coupon rate of 2.125%. Interest on the $400 Million Notes due 2030 is payable semiannually on the first day of June and December in each year, beginning on June 1, 2021, until maturity on December 1, 2030.
We may redeem the $400 Million Notes due 2030 at our option and sole discretion, in whole at any time or in part from time to time prior to September 1, 2030 (three months prior to the maturity date of the $400 Million Notes due 2030), at a redemption price equal to the greater of (i) 100% of the principal amount of the $400 Million Notes due 2030 being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, on or after September 1, 2030 (three months prior to the maturity date of the $400 Million Notes due 2030), the redemption price will be equal to 100% of the principal amount of the $400 Million Notes due 2030 being redeemed.
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
Repayment of $100 Million Term Loan Facility
On November 16, 2020, we used a portion of the net proceeds from the issuance of the $400 Million Notes due 2030 to repay the $100 Million Term Loan Facility in full. We did not incur any prepayment penalties for repaying the $100 Million Term Loan Facility in advance of the maturity date of February 14, 2022. In connection with the repayment of the $100 Million Term Loan, we wrote-off $0.1 million of unamortized debt issuance costs for the year ended December 31, 2020, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
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
Assumption of Mortgage Loans
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
On October 12, 2021, in connection with the acquisition of the property located at 2515 Western Avenue, we assumed a mortgage loan secured by this property. At the date of acquisition, the assumed loan had a principal balance and fair value of $13.2 million. The mortgage loan bears interest at a fixed rate of 4.50% per annum.
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
On November 17, 2020, in connection with the acquisition of the property located at 13943-13955 Balboa Boulevard, we assumed a mortgage loan secured by this property. At the date of acquisition, the assumed loan had a principal balance of $15.7 million and a fair value of $16.5 million, resulting in an initial net debt premium of $0.8 million. The mortgage loan bears interest at a fixed rate of 3.93%.

Credit Facility
On February 13, 2020, we amended our $450 million credit agreement, that was scheduled to mature on February 14, 2021, by entering into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which initially provided for a $600.0 million senior unsecured credit facility, comprised of a $500.0 million unsecured revolving credit facility (the “Revolver”) and a $100.0 million unsecured term loan facility (the “$100 Million Term Loan Facility”) which was fully drawn under the prior credit agreement. On June 30, 2021, we exercised our option under the Credit Agreement to utilize the accordion feature to increase the authorized borrowing capacity of the Revolver by $200.0 million from $500.0 million to $700.0 million. Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $700.0 million, which may be comprised of additional revolving commitments under the Revolver, term loan tranches or any combination of the foregoing.
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
As of December 31, 2021, interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. The margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
On December 31, 2021, we did not have any borrowings outstanding under the Revolver, leaving $700.0 million available for future borrowings.
    Debt Covenants
    The Credit Agreement, $150 Million Term Loan Facility, our $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
    Subject to the terms of the Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole payment amount, or interest under the Senior Notes, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the Senior Notes agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest and the make-whole payment amount on the outstanding Senior Notes will become due and payable at the option of the purchasers. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. Our credit ratings as of December 31, 2021, were BBB from S&P, BBB from Fitch and Baa3 from Moody’s.
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
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2021.

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
    For the year ended December 31, 2021, we recognized $436.3 million of rental income related to operating lease payments of which $360.2 million was for fixed lease payments and $76.1 million was for variable lease payments. For the year ended December 31, 2020 we recognized $318.8 million of rental income related to operating lease payments of which $266.1 million was for fixed lease payments and $52.7 million was for variable lease payments.

    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2021 (in thousands):

For the year ending December 31,
2022	$398,894
2023	355,648
2024	298,710
2025	245,811
2026	189,553
Thereafter	688,486
Total	$2,177,102
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
    Lessee
    We lease office space as part of conducting our day-to-day business. As of December 31, 2021, our office space leases have remaining lease terms ranging from approximately three years to four years and some include options to renew. These renewal terms can extend the lease term from three years to five years and are included in the lease term when it is reasonably certain that we will exercise the option. We also have one ground lease for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a remaining lease term of approximately two years, with two additional ten-year options to renew, and monthly rent of $9,000 through expiration.
In November 2021, we executed a sublease agreement for one of our leased office spaces as a result of the implementation of a work from home flexibility program in 2021 based on the success of our virtual working environment during the earlier part of the pandemic. The term of the sublease is for a period of three years and 9 months (expiring in September 2025) and has an annual lease payment of approximately $0.3 million per year. Upon executing the sublease agreement, we reviewed the ROU asset and other assets associated with the original office space lease for recoverability and determined that the total carrying amount of these assets exceeded the undiscounted cash flows generated by the sublease income over the lease term. Accordingly, the carrying value of these assets were written down to fair value and we recorded a $1.0 million impairment charge for the year ended December 31, 2021, which is included in “Other expenses” in the accompanying consolidated statements of operations, with a corresponding adjustment to “Other assets” in the consolidated balance sheets as of December 31, 2021.
As of December 31, 2021, total ROU assets and lease liabilities were approximately $3.5 million and $5.0 million, respectively. As of December 31, 2020, total ROU assets and lease liabilities were approximately $5.6 million and $6.4 million, respectively.

    The tables below present financial information associated with our leases as of, and for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
Lease Cost (in thousands)	2021	2020
Operating lease cost(1)	$1,598	$1,354
Variable lease cost(1)	63	39
Total lease cost	$1,661	$1,393
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statement of operations.

	Year Ended December 31,
Other Information (in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,471	$1,127
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,204

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	3.3 years	4.2 years
Weighted-average discount rate(1)	2.95%	2.99%
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
    Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$1,615
2023	1,624
2024	1,600
2025	472
2026	—
Thereafter	—
Total undiscounted lease payments	$5,311
Less imputed interest	(262)
Total lease liabilities	$5,049

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
    The following table sets forth a summary of our interest rate swaps as of December 31, 2021 and 2020 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Current Notional Amount(1)		Fair Value of Interest Rate Derivative Liabilities(2)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Rate Swap	2/14/2018	1/14/2022	1.3490%	$—	$125,000	$—	$(1,591)
Interest Rate Swap	8/14/2018	1/14/2022	1.4060%	$—	$100,000	$—	$(1,333)
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(7,482)	$(14,656)
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)As of December 31, 2021 and 2020, all of our derivatives were in a liability position and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$263	$(17,212)	$(12,103)
Amount of (loss) gain reclassified from AOCI into earnings as “Interest expense” (1)	$(8,070)	$(6,332)	$2,038
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$40,139	$30,849	$26,875
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
On August 11, 2021, in conjunction with the repayment of the $225 Million Term Loan Facility, we paid $1.3 million to terminate two interest rate swaps with a combined notional amount of $225.0 million and a maturity date of January 14, 2022 (the “$225M Swaps”), that were used to hedge the monthly cash flows associated $225.0 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $1.3 million in AOCI at the time of termination. We are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the $225M Swaps (August 9, 2021) through the original maturity date of the $225M Swaps (January 14, 2022).
In November 2020, in conjunction with the repayment of the $100 Million Term Loan Facility, we paid $1.2 million to terminate an interest rate swap with a notional amount of $100.0 million and maturity date of August 14, 2021 (the “$100M Swap”), that was used to hedge the monthly cash flows associated with $100 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $1.2 million in AOCI at the time of termination. We amortized the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the $100M Swap (November 12, 2020) through the original maturity date of the $100M Swap (August 14, 2021).

During the next twelve months, we estimate that an additional $3.9 million (including $0.3 million related to the settled T-Locks and the remaining $0.1 million related to the $225 Million Swaps) will be reclassified from AOCI into earnings as an increase to interest expense.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2021 and 2020, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(7,482)	$—	$(7,482)	$—
December 31, 2020
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(17,580)	$—	$(17,580)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2021 and 2020 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2021	$1,404,680	$—	$—	$1,404,680	$1,399,565
December 31, 2020	$1,276,217	$—	$—	$1,276,217	$1,216,160

9.    Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management, leasing and development services” in the consolidated statements of operations.  We recorded $0.5 million, $0.4 million and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively, in management, leasing and development services revenue.

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
As of December 31, 2021, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Tenant and Construction Related Commitments
As of December 31, 2021, we had commitments of approximately $52.0 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2021, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
Concentration of Properties in Southern California
As of December 31, 2021, all of our properties are located in the Southern California infill markets.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions, including the impact of the ongoing COVID-19 pandemic, and related state and local government reactions.
In response to COVID-19, most municipalities in Southern California, including many municipalities in which we own properties, mandated a moratorium on all commercial evictions and gave tenants impacted by COVID-19 the unilateral right to defer rent while the emergency orders are in effect, with repayment generally within six to twelve months after the end of the local emergency. During 2021, many municipalities allowed their local orders to expire or modified the orders to exclude some tenants (based on the tenant’s number of employees, being a publicly traded company or multinational company, or other characteristics). Most recently in Los Angeles County, where we operate a significant portion of our portfolio, the county’s eviction restrictions and rent deferment rights expired on January 31, 2022, with respect to municipalities outside the City of Los Angeles, leaving a small number of remaining municipalities, including the City of Los Angeles, where the restrictions will expire when the local emergency is lifted. During 2020, a limited number of our tenants took advantage of the relief provided by the local government mandates authorizing deferral of rent, irrespective of such tenants’ actual ability to pay such rent. For details related to rent relief provided to tenants since the pandemic, see “Note 2 – Summary of Significant Accounting Policies” under “—COVID-19 Lease Concessions.” The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to encourage vaccinations and overall vaccination rates in the areas in which we own properties.
Tenant Concentration
During the year ended December 31, 2021, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Stockholders’ Equity
    Preferred Stock
    As of December 31, 2021 and 2020, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			December 31, 2021		December 31, 2020
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series A	August 16, 2021	5.875%	—	$—	3,600,000	$90,000
Series B	November 13, 2022	5.875%	3,000,000	75,000	3,000,000	75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	10,050,000	$251,250
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

September 2021 Offering
In September 2021, we completed an underwritten public offering of 9,600,000 shares of common stock in which we (i) issued an aggregate of 3,100,000 shares of common stock to the underwriters at a purchase price of $58.65 per share for proceeds of $181.8 million, and (ii) entered into forward equity sale agreements with certain financial institutions acting as forward purchasers for 6,500,000 shares of common stock at an initial forward sale price of $58.65 per share (the “September 2021 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 6,500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In December 2021, we fully settled the 6,500,000 shares outstanding under the forward equity sale agreements from our September 2021 Offerings for total net proceeds of approximately $379.1 million.
2020 Offerings
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
ATM Program
On November 9, 2020, we established an at-the-market equity offering program pursuant to which we were able to sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “2020 ATM Program”). The 2020 ATM Program replaced our previous $550.0 million at-the-market equity offering program which was established on June 13, 2019 (the “2019 ATM Program”). Under the 2019 ATM Program, we had offered and sold shares of our common stock having an aggregate gross sales price of $296.5 million through November 9, 2020. In addition, we previously established a $450.0 million at-the-market equity offering program on February 19, 2019, under which substantially all available shares of common stock were sold prior to establishing the 2019 ATM Program.
In connection with the 2020 ATM Program, we were able to sale shares of our common stock directly through sales agents as well as enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers borrowed and sold shares of our common stock under our 2020 ATM Program. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.
During the year ended December 31, 2021, we directly sold a total of 3,201,560 shares of our common stock under the 2020 ATM Program at a weighted average price of $52.27 per share, for gross proceeds of $167.3 million, and net proceeds of $165.2 million, after deducting the sales agents’ fees. During the year ended December 31, 2020, we sold a total of 3,165,661 shares of our common stock under our various at-the-market equity offering programs, at a weighted average price of $39.96 per share, for gross proceeds of $126.5 million, and net proceeds of $124.7 million, after deducting the sales agents’ fee. During the year ended December 31, 2019, we sold a total of 16,817,930 of our common stock under our various at-the-market equity offering programs, at a weighted average price of $38.61 per share, for gross proceeds of $649.3 million, and net proceeds of $639.6 million, after deducting the sales agents’ fee.
During the year ended December 31, 2021, we also entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2020 ATM Program with respect to 8,589,572 shares of our common stock at a weighted average initial forward sale price of $62.87 per share. We did not initially receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the year ended December 31, 2021, we physically settled a portion of the forward equity sale agreements related to the 2020 ATM Program by issuing 6,683,216 shares of common stock in exchange for net proceeds of $405.3 million. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $60.65 per share. As of

December 31, 2021, we had 1,906,356 shares of common stock, or approximately $134.0 million of forward net proceeds remaining for settlement to occur by November 15, 2022, based on net forward sales price of $70.27 per share.
Subsequent to December 31, 2021, we established a new at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “2022 ATM Program”) directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers. In connection with the establishment of the 2022 ATM Program, we terminated the 2020 ATM Program, under which we had offered and sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022. As of the date of the Annual Report on Form 10-K, we have not sold any share of our common stock under the 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2021 and 2020, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2021	2020
Accumulated other comprehensive loss - beginning balance	$(17,709)	$(7,542)
Other comprehensive income (loss) before reclassifications	263	(17,212)
Amounts reclassified from accumulated other comprehensive loss to interest expense(1)	8,070	6,332
Net current period other comprehensive income (loss)	8,333	(10,880)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(498)	713
Other comprehensive income (loss) attributable to common stockholders	7,835	(10,167)
Accumulated other comprehensive loss - ending balance	$(9,874)	$(17,709)
(1)Amounts include $2.2 million and $0.2 million reclassifications from AOCI into interest expense for the years ended December 31, 2021 and 2020, respectively, related to the swaps that were terminated in August 2021 and November 2020. See “Note 7 – Interest Rate Derivatives” for additional information.
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
The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2021, 2020 and 2019:

	Common Stock
	Year Ended December 31,
	2021		2020		2019
Ordinary Income	$1.049243	100.00%	$0.834238	100.00%	$0.783269	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.049243	100.00%	$0.834238	100.00%	$0.783269	100.00%

	Series A Preferred Stock
	Year Ended December 31,
	2021		2020		2019
Ordinary Income	$0.917970	100.00%	$1.468752	100.00%	$1.468752	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$0.917970	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series B Preferred Stock
	Year Ended December 31,
	2021		2020		2019
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series C Preferred Stock
	Year Ended December 31,
	2021		2020		2019
Ordinary Income	$1.406252	100.00%	$1.406252	100.00%	$0.394531	100.00%
Return of Capital	—	—%	—	—%	—	—%
Capital Gain	—	—%	—	—%	—	—%
Total	$1.406252	100.00%	$1.406252	100.00%	$0.394531	100.00%

12.    Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and Series 1 CPOP Units and Series 2 CPOP Units, as described below, that are not owned by us.
    Operating Partnership Units
As of December 31, 2021, noncontrolling interests included 5,022,622 OP Units, 633,856 fully-vested LTIP units and 744,899 fully-vested performance units which represented approximately 3.8% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
Activity
As previously described in “Note 3 – Investments in Real Estate,” on March 5, 2020, we acquired ten industrial properties and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company for an aggregate purchase price of $214.2 million. As partial consideration for the acquisition of the Properties, we issued the Sellers 1,406,170 OP Units, valued at $67.5 million.
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
During the years ended December 31, 2021, 2020 and 2019, we redeemed 521,199, 296,313 and 96,060 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $17.5 million, $7.7 million, and $0.7 million, respectively, from noncontrolling interests to total stockholders’ equity.
    Preferred Units
Series 2 CPOP Units
On March 5, 2020, as partial consideration for the acquisition of the Properties, we issued the Sellers 906,374 newly issued 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”), valued at $40.8 million.
Holders of Series 2 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.00% per annum of the $45.00 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on March 31, 2020. The holders of Series 2 CPOP Units are entitled to receive the liquidation preference, which is $45.00 per unit or approximately $40.8 million in the aggregate for all of the Series 2 CPOP Units, before the holders of OP Units are entitled to receive distributions in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
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
    The CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s 5.875% series B cumulative redeemable preferred units and 5.625% series C cumulative redeemable preferred units and with any future class or series of partnership interest of the Operating Partnership expressly designated as ranking on parity with the CPOP Units, and junior to any other class or series of partnership interest of the Operating Partnership expressly designated as ranking senior to the CPOP Units.
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

13.    Incentive Award Plan
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
    As of December 31, 2021, a total of 2,650,950 shares of common stock, LTIP units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
The compensation committee grants awards to the Company’s named executive officers (the “NEOs”) on an annual basis in the form of LTIP units and Performance units, typically in December of each year. In December of 2021, 2020 and 2019, the compensation committee granted the NEOs a combined 93,030, 121,112, and 120,243 LTIP units that are subject to time-based vesting conditions (each an annual “LTIP Award”) and a combined 366,004, 476,915, and 294,994 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (each an annual “Performance Award”).
    2021, 2020 and 2019 LTIP Unit Awards
    Each of the 2021, 2020 and 2019 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense is recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2021 LTIP Award	2020 LTIP Award	2019 LTIP Award
Valuation date	December 23, 2021	December 22, 2020	December 16, 2019
Closing share price of common stock	$77.50	$48.58	$45.74
Discount for post-vesting restrictions and book-up events	7.8%	7.6%	6.4%
Grant date fair value (in thousands)	$6,648	$5,437	$5,148
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2018	327,048	$26.12
Granted	179,758	$39.67
Vested	(208,394)	$26.14
Balance at December 31, 2019	298,412	$34.26
Granted	157,404	$45.86
Forfeited	(22,795)	$38.89
Vested	(196,375)	$34.31
Balance at December 31, 2020	236,646	$41.49
Granted	148,533	$62.45
Vested	(145,470)	$40.65
Balance at December 31, 2021	239,709	$54.99
2021, 2020 and 2019 Performance Unit Awards
    Each of the 2021, 2020 and 2019 Performance Awards are comprised of a number of units designated as base units and a number of units designated as distribution equivalents, which are further described below:
•Absolute TSR Base Units - base units that will vest based on varying levels of the Company’s total shareholder return (“TSR”) over the three-year performance period of an award. TSR is measured as the appreciation in the price per share of a company’s common stock plus dividends paid during the three-year performance period, assuming the reinvestment in common stock of all dividends paid during the performance period.
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
    The following table summarizes the total number of base units and distribution equivalent units awarded to the executives for each of the Performance Awards:

	Absolute TSR Base Units(1)	Relative TSR Base Units(1)	FFO Per-Share Base Units(1)	Distribution Equivalent Units	Total Performance Units
2021 Performance Award	113,871	113,871	113,871	24,391	366,004
2020 Performance Award	148,030	148,030	148,027	32,828	476,915
2019 Performance Award(2)	118,339	74,033	85,898	16,724	294,994
(1)For each Performance Award, a number of the base units are designated as Absolute TSR Base Units and Relative TSR Base Units (combined, a “Market Performance Award”) and a number of units are designated as FFO Per-Share Base Units (each an “FFO Per-Share Award”).
(2)On December 31, 2020, 41,094 Performance Units initially granted in December 2019 were canceled due to the termination of employment of our former Chief Financial Officer.
    The following table summarizes the performance levels and vesting percentages for the Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units, and the three-year performance period for each of the Performance Unit awards:

		Absolute TSR Base Units		Relative TSR Base Units		FFO Per-Share Base Units
	Performance Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage	FFO per Share Growth	FFO Vesting Percentage	Three-Year Performance Period
2021 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	12%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	16.5%	33.4%	See Note (1)
	“ High Level”	30%	66.7%	75th Percentile	66.7%	21%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥26%	100%

2020 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	12%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	16.5%	33.4%	See Note (2)
	“ High Level”	30%	66.7%	75th Percentile	66.7%	21%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥ 26%	100%

2019 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	25%	35th Percentile	25%	12%	25%	Jan 1, 2020
	“Target Level”	24%	50%	55th Percentile	50%	16.5%	50%	to
	“Maximum Level”	≥ 30%	100%	≥ 75th Percentile	100%	≥ 21%	100%	Dec 31, 2022
(1)The performance period for the 2021 Market Performance Award is December 23, 2021 through December 22, 2024, and the performance period for the 2021 FFO Per-Share Award is January 1, 2022 through December 31, 2024.
(2)The performance period for the 2020 Market Performance Award is December 22, 2020 through December 21, 2023, and the performance period for the 2020 FFO Per-Share Award is January 1, 2021 through December 31, 2023.
If the Company’s TSR percentage, peer group relative performance or FFO per share growth falls between the levels specified in the tables above, the percentage of Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units that vest will be determined using straight-line interpolation between such levels.
    Fair Value of Awards With Market-Based Vesting Conditions
    The grant date fair value of each of the 2021, 2020 and 2019 Market Performance Awards is based on the sum of the following: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The grant date fair value of each of these awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations, to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
    The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the awards with market-based vesting conditions.

	2021 Market Performance Award	2020 Market Performance Award	2019 Market Performance Award
Valuation date	December 23, 2021	December 22, 2020	December 16, 2019
Expected share price volatility for the Company	31.0%	31.0%	18.0%
Expected share price volatility for peer group companies - low end of range(1)	17.0%	17.0%	12.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
Expected dividend yield	1.70%	1.90%	1.90%
Risk-free interest rate	0.98%	0.19%	1.74%
Grant date fair value (in thousands)	$8,962	$6,928	$3,922

(1)For the 2021 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 45.0% and 47.9%, respectively. For the 2020 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 45.0% and 47.4%, respectively. For the 2019 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 21.0% and 24.4%, respectively.
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
Fair Value of Awards with Performance-Based Vesting Conditions
    The grant date fair value of the 2021 FFO Per-Share Award is $2.9 million, which is based on the Company’s closing stock price on the grant date ($77.50 on December 23, 2021) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2020 FFO Per-Share Award is $2.4 million, which is based on the Company’s closing stock price on the grant date ($48.58 on December 22, 2020) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2019 FFO Per-Share Award is $2.0 million, which is based on the Company’s closing stock price preceding the grant date ($45.74 on December 16, 2019) and the achievement of FFO per-share performance at the target level.
    Compensation cost for the 2021, 2020 and 2019 FFO Per-Share Awards will reflect the number of units that are expected to vest based on the probable outcome of the performance condition and will be adjusted to reflect those units that ultimately vest at the end of the three-year performance period.
2018, 2017 and 2016 Performance Award Vestings
On December 14, 2021, the three-year performance period for the 2018 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 170,413 Performance Units were earned and vested.
On December 14, 2020, the three-year performance period for the 2017 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 184,502 Performance Units were earned and vested.
On December 28, 2019, the three-year performance period for the 2016 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 195,628 vested Performance Units were earned and vested.
    Restricted Common Stock
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company typically other than NEOs, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends. During the years ended December 31, 2021 and 2020, we granted 120,734 and 107,648 shares, respectively, of restricted common stock to non-executive employees. The grant date fair value of these awards was $5.6 million and $5.0 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $48.14 and $62.19 per share and $39.71 to $50.18 per share for the years ended December 31, 2021 and 2020, respectively. On September 1, 2020, we granted Ms. Laura Clark 3,497 shares of restricted common stock as a sign-on incentive award, which vests in three equal annual installments on each of the first three anniversaries. The grant date fair value of this award was approximately $167,000 based on the Company’s closing share price of $47.65 on the date of grant.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the years ended December 31, 2021 and 2020, each of our non-employee directors were granted 1,873 and 2,507 shares of restricted common stock with a grant date fair value of $109,964 and $100,000 based on the $58.71 and $39.88 closing share price, respectively, of the Company’s common stock on the date of grant.
The following table sets forth our unvested restricted stock activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2018	200,398	$20.13
Granted	110,711	$34.85
Forfeited	(17,287)	$29.71
Vested(1)(2)	(81,277)	$23.23
Balance at December 31, 2019	212,545	$29.64
Granted	126,865	$45.94
Forfeited	(16,128)	$37.25
Vested(1)(2)	(90,383)	$28.50
Balance at December 31, 2020	232,899	$38.43
Granted	132,537	$50.62
Forfeited	(23,763)	$42.69
Vested(1)(2)	(92,494)	$35.45
Balance at December 31, 2021	249,179	$45.62
(1)The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $4.6 million, $4.1 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Total shares vested include 29,305, 27,473 and 24,618 shares of common stock that were tendered by employees during the years ended December 31, 2021, 2020 and 2019, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
    Share-Based Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Expensed share-based compensation(1)	$19,506	$12,871	$10,756
Capitalized share-based compensation(2)	357	223	174
Total share-based compensation	$19,863	$13,094	$10,930
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the years ended December 31, 2021, 2020 and 2019, amounts capitalized only relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets.
In April 2021, the compensation committee chose to provide Messrs. Schwimmer and Frankel’s 2021 annual bonuses partly in cash and partly in LTIP units. Accordingly, on January 18, 2022, at the same time that annual bonuses were paid to executives, Messrs. Schwimmer and Frankel were each granted 12,824 LTIP Units that were fully vested on the grant date. Share-based compensation expense for the year ended December 31, 2021, includes $1.9 million for the portion of Messrs. Schwimmer and Frankel’s 2021 accrued bonus that was settled with these fully-vested LTIP Units.
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
    As of December 31, 2021, total unrecognized compensation cost related to all unvested share-based awards was $41.4 million and is expected to be recognized over a weighted average remaining period of 28 months.

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$136,246	$80,895	$64,001
Less: Preferred stock dividends	(12,563)	(14,545)	(11,055)
Less: Original issuance costs of redeemed preferred stock	(3,349)	—	—
Less: Net income attributable to noncontrolling interests	(8,005)	(4,492)	(2,022)
Less: Net income attributable to participating securities	(568)	(509)	(447)
Net income attributable to common stockholders	$111,761	$61,349	$50,477

Denominator:
Weighted average shares of common stock outstanding - basic	139,294,882	120,873,624	106,407,283
Effect of dilutive securities	780,807	304,686	391,765
Weighted average shares of common stock outstanding - diluted	140,075,689	121,178,310	106,799,048

Earnings per share - Basic
Net income attributable to common stockholders	$0.80	$0.51	$0.47
Earnings per share - Diluted
Net income attributable to common stockholders	$0.80	$0.51	$0.47
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
    Performance Units, which are subject to vesting based on the Company achieving certain TSR levels and FFO per share growth over a three-year performance period, are included as contingently issuable shares in the calculation of diluted EPS when TSR and/or FFO per share growth has been achieved at or above the threshold levels specified in the award agreements, assuming the reporting period is the end of the performance period, and the effect is dilutive.
    We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive. These units were not dilutive for the periods presented above.

15.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to December 31, 2021:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
444 Quay Avenue	Los Angeles - South Bay	1/14/2022	29,760	1	$10,760
18455 Figueroa Street	Los Angeles - South Bay	1/31/2022	146,765	1	64,250
24903 Avenue Kearny	Los Angeles - San Fernando Valley	2/1/2022	214,436	1	58,463
19475 Gramercy Place	Los Angeles - South Bay	2/2/2022	47,712	1	11,300
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/8/2022	56,510	1	25,000
13700 Slover Ave	San Bernardino - Inland Empire West	2/10/2022	17,862	1	13,209
Total			513,045	6	$182,982

Dispositions
On January 13, 2022, we completed the sale of our property located at 28159 Avenue Stanford for a contract price of $16.5 million. At December 31, 2021, this property was classified as held for sale.
New $750 Million ATM Program
On January 13, 2022, we established the 2022 ATM Program. See “Note 11 – Stockholders’ Equity” under “— Common Stock —ATM Program” for additional details.

Dividends Declared
    On February 7, 2022, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	March 31, 2022	April 15, 2022
OP Units	$0.315	March 31, 2022	April 15, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2022	March 31, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2022	March 31, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2022	March 31, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2022	March 31, 2022

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	$—	(4)	$3,875	$2,407	$9,976	$3,875	$12,383	$16,258	$(7,906)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	—	(4)	4,150	3,050	9,927	4,150	12,977	17,127	(7,636)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	—		2,317	2,534	1,036	2,317	3,570	5,887	(2,508)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	—	(4)	868	—	4,909	868	4,909	5,777	(2,122)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	—		2,539	2,020	3,438	2,539	5,458	7,997	(3,375)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	—	(4)	6,817	6,089	2,210	6,817	8,299	15,116	(4,745)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	—		2,525	3,380	7,064	2,525	10,444	12,969	(5,263)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	—		2,666	3,343	3,839	2,666	7,182	9,848	(3,981)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	—		2,346	4,522	2,590	2,346	7,112	9,458	(4,269)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	—		4,711	3,199	3,816	4,711	7,015	11,726	(2,216)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	—		1,784	2,974	2,140	1,784	5,114	6,898	(2,984)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	—		3,740	260	7,060	3,740	7,320	11,060	(2,894)	1982 / 2009	2006
15715 Arrow Highway	Irwindale, CA	—	(4)	3,604	5,056	(85)	3,604	4,971	8,575	(2,886)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	—		5,470	7,308	4,818	5,470	12,126	17,596	(7,071)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	—		5,001	7,658	3,972	5,001	11,630	16,631	(7,230)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	—		3,473	5,119	1,269	3,473	6,388	9,861	(3,907)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	—		3,647	11,867	3,123	3,647	14,990	18,637	(9,151)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	—		3,013	2,161	1,073	3,013	3,234	6,247	(1,129)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	—		6,304	2,996	5,434	6,304	8,430	14,734	(4,845)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	—		7,015	7,078	1,802	7,015	8,880	15,895	(4,596)	1961, 1983 / 2008-2010	2007
9220-9268 Hall Rd.	Downey, CA	—		6,974	2,902	511	6,974	3,413	10,387	(1,797)	2008	2009
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	—		4,213	5,584	859	2,678	4,587	7,265	(2,532)	1989 / 2007	2008

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
3720-3750 W. Warner Ave.	Santa Ana, CA	—		3,028	1,058	1,081	3,028	2,139	5,167	(1,200)	1973 / 2008	2007
6750 Unit C - 6780 Central Ave.	Riverside, CA	—		1,564	584	677	678	1,014	1,692	(633)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	—		3,092	1,900	753	3,092	2,653	5,745	(921)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	—		4,298	5,075	1,845	4,298	6,920	11,218	(2,525)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	—		3,481	3,530	188	3,481	3,718	7,199	(1,463)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	—		4,179	5,358	348	4,179	5,706	9,885	(1,753)	1973	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	—		1,582	1,856	184	1,582	2,040	3,622	(649)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	—		3,158	4,860	1,257	3,158	6,117	9,275	(2,312)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	—		3,608	2,699	694	3,608	3,393	7,001	(1,248)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	—		3,253	1,605	720	3,253	2,325	5,578	(905)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	—		3,720	2,641	716	3,720	3,357	7,077	(1,243)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	—		1,396	925	193	1,396	1,118	2,514	(385)	1986	2011
1400 S. Campus Ave.	Ontario, CA	—		3,266	2,961	2	3,266	2,963	6,229	(1,678)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	—		4,096	1,570	272	4,096	1,842	5,938	(564)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	—		3,082	6,230	1,115	3,082	7,345	10,427	(2,541)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	—		17,978	39,471	3,715	17,978	43,186	61,164	(14,149)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	—		3,043	2,550	3,884	3,043	6,434	9,477	(2,324)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	—		1,389	3,872	672	1,389	4,544	5,933	(1,584)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	—		2,497	5,494	1,531	2,497	7,025	9,522	(2,321)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	2,119		4,582	5,135	2,634	4,582	7,769	12,351	(2,594)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	—		8,001	17,734	110	8,001	17,844	25,845	(5,319)	1983	2013
2950 Madera Rd.	Simi Valley, CA	—	(4)	3,601	8,033	2	3,601	8,035	11,636	(2,441)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	—		1,517	1,833	1,277	1,517	3,110	4,627	(1,032)	1977	2013

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
7110 Rosecrans Ave.	Paramount, CA	—	3,117	1,894	2,383	3,117	4,277	7,394	(1,032)	1972 / 2015, 2019	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	—	2,260	6,043	757	2,260	6,800	9,060	(2,420)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	—	2,428	4,271	5,989	2,428	10,260	12,688	(2,141)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	—	2,315	1,553	2,071	2,315	3,624	5,939	(971)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	—	7,935	10,525	342	7,935	10,867	18,802	(3,204)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	—	6,373	7,356	550	6,373	7,906	14,279	(2,613)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	—	2,181	4,012	417	2,181	4,429	6,610	(1,421)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	—	9,305	2,115	4,440	9,305	6,555	15,860	(1,884)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	—	3,725	6,145	288	3,725	6,433	10,158	(2,097)	2001	2014
9755 Distribution Ave.	San Diego, CA	—	1,863	3,211	(10)	1,863	3,201	5,064	(999)	1974	2014
9855 Distribution Ave	San Diego, CA	—	2,733	5,041	208	2,733	5,249	7,982	(1,596)	1983	2014
9340 Cabot Drive	San Diego, CA	—	4,311	6,126	1,054	4,311	7,180	11,491	(2,156)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	—	2,413	3,451	242	2,413	3,693	6,106	(1,100)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	—	4,423	6,799	600	4,423	7,399	11,822	(2,418)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	—	5,125	5,009	1,275	5,125	6,284	11,409	(1,932)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	—	5,240	5,065	1,755	5,240	6,820	12,060	(2,239)	1987	2014
3880 West Valley Blvd.	Pomona, CA	—	3,982	4,796	3,599	3,982	8,395	12,377	(2,438)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	—	7,638	4,946	8,505	7,638	13,451	21,089	(3,040)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	—	3,761	6,729	3,472	3,761	10,201	13,962	(2,556)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	—	7,230	9,058	2,418	7,230	11,476	18,706	(3,603)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	—	4,773	5,970	844	4,773	6,814	11,587	(2,195)	1988	2014
605 8th Street	San Fernando, CA	—	2,393	2,742	1,744	2,393	4,486	6,879	(1,178)	1991 / 2015, 2020	2014
9120 Mason Ave.	Chatsworth, CA	—	9,224	19,346	815	9,224	20,161	29,385	(5,421)	1967 / 1999	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
7900 Nelson Rd.	Los Angeles, CA	—	8,495	15,948	2,597	8,495	18,545	27,040	(4,855)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	—	1,723	4,767	1,613	1,723	6,380	8,103	(1,521)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	—	3,505	5,237	1,319	3,505	6,556	10,061	(1,872)	1989	2014
13231 Slover Avenue	Fontana, CA	—	2,812	4,739	743	2,812	5,482	8,294	(1,564)	1990	2014
240 W Ivy Avenue	Inglewood, CA	—	2,064	3,675	4,223	2,064	7,898	9,962	(1,724)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	—	2,616	8,311	1,452	2,616	9,763	12,379	(2,981)	1988	2014
1800 Eastman Ave.	Oxnard, CA	—	842	2,209	81	842	2,290	3,132	(746)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	—	1,128	2,726	540	1,128	3,266	4,394	(1,151)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	—	3,487	9,589	685	3,487	10,274	13,761	(3,007)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	—	3,478	7,834	521	3,478	8,355	11,833	(2,363)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	—	10,805	18,426	2,938	10,805	21,364	32,169	(6,339)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	—	5,462	6,678	—	5,462	6,678	12,140	(1,803)	1997	2015
8902-8940 Activity Road	San Diego, CA	—	9,427	8,103	2,069	9,427	10,172	19,599	(3,049)	1987 / 1997	2015
1210 N Red Gum St.	Anaheim, CA	—	3,326	4,020	1,455	3,326	5,475	8,801	(1,367)	1985 / 2020	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	—	8,508	1,134	5,058	8,508	6,192	14,700	(324)	1975	2015
16221 Arthur St.	Cerritos, CA	—	2,979	3,204	1,814	2,979	5,018	7,997	(950)	1979 / 2021	2015
2588 & 2605 Industry Way	Lynwood, CA	—	8,738	9,415	—	8,738	9,415	18,153	(2,698)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	—	4,010	3,050	117	4,010	3,167	7,177	(924)	1997	2015
6700 S Alameda St.	Huntington Park, CA	—	3,502	9,279	263	3,502	9,542	13,044	(2,995)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	—	6,902	8,949	733	6,902	9,682	16,584	(3,282)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	—	3,446	1,241	265	3,446	1,506	4,952	(524)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	—	3,310	5,806	1,282	3,310	7,088	10,398	(2,412)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	—	3,357	3,527	190	3,357	3,717	7,074	(1,036)	2004	2015
6020 Sheila St.	Commerce, CA	—	4,590	7,772	583	4,590	8,355	12,945	(2,156)	2000	2015

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9805 6th St.	Rancho Cucamonga, CA	—	3,503	3,204	995	3,503	4,199	7,702	(1,402)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	—	3,087	4,081	453	3,087	4,534	7,621	(1,159)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	—	5,479	7,036	1,178	5,479	8,214	13,693	(2,514)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	—	10,038	4,380	3,600	10,038	7,980	18,018	(2,532)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	—	3,481	776	1,168	3,481	1,944	5,425	(485)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	—	7,988	8,728	3	7,988	8,731	16,719	(2,280)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	—	4,038	4,055	827	4,038	4,882	8,920	(1,408)	1986	2016
28454 Livingston Avenue	Valencia, CA	—	5,150	9,666	425	5,150	10,091	15,241	(2,451)	2007	2016
20 Icon	Lake Forest, CA	—	12,576	8,817	170	12,576	8,987	21,563	(3,106)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	—	18,803	6,029	1,271	18,803	7,300	26,103	(1,730)	1976	2016
12131 Western Avenue	Garden Grove, CA	—	15,077	11,149	4,861	15,077	16,010	31,087	(3,594)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	—	13,724	9,365	226	13,724	9,591	23,315	(2,524)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	—	7,855	12,056	19	7,855	12,075	19,930	(2,879)	2015	2016
11127 Catawba Avenue	Fontana, CA	—	5,562	8,094	4	5,562	8,098	13,660	(1,942)	2015	2016
13550 Stowe Drive	Poway, CA	—	9,126	8,043	—	9,126	8,043	17,169	(2,245)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	—	4,433	2,961	1,193	4,433	4,154	8,587	(1,153)	1975	2016
525 Park Avenue	San Fernando, CA	—	3,830	3,887	173	3,830	4,060	7,890	(1,020)	2003	2016
3233 Mission Oaks Blvd.	Camarillo, CA	—	13,791	10,017	14,608	13,791	24,625	38,416	(4,858)	1980-1982 / 2014, 2018, 2019	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	—	26,659	12,673	4,001	26,659	16,674	43,333	(4,761)	1968/1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	—	13,463	1,680	17,001	13,463	18,681	32,144	(2,800)	1969 / 2018	2016
301-445 Figueroa Street	Wilmington, CA	—	7,126	5,728	4,894	7,126	10,622	17,748	(1,916)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	—	12,642	14,179	3	12,642	14,182	26,824	(3,499)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	—	8,497	5,622	727	8,497	6,349	14,846	(1,740)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	—	10,620	6,510	17,883	10,620	24,393	35,013	(1,542)	1999 / 2018	2017
2390 Ward Avenue	Simi Valley, CA	—	5,624	10,045	967	5,624	11,012	16,636	(2,637)	1989	2017
Safari Business Center(5)	Ontario, CA	—	50,807	86,065	8,121	50,807	94,186	144,993	(19,840)	1989	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
4175 Conant Street	Long Beach, CA	—	13,785	13,440	—	13,785	13,440	27,225	(2,791)	2015	2017
5421 Argosy Avenue	Huntington Beach, CA	—	3,577	1,490	2	3,577	1,492	5,069	(536)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	—	22,938	6,738	1,111	22,938	7,849	30,787	(1,738)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	—	11,980	14,439	3,043	11,980	17,482	29,462	(4,020)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	—	7,988	5,472	975	7,988	6,447	14,435	(1,141)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	—	121,329	86,776	13,130	121,329	99,906	221,235	(18,535)	1989 / 2021	2017
11190 White Birch Drive	Rancho Cucamonga, CA	—	9,405	9,840	705	9,405	10,545	19,950	(2,094)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	—	5,330	8,856	7	5,330	8,863	14,193	(1,645)	2016	2017
1825 Soto Street	Los Angeles, CA	—	2,129	1,315	203	2,129	1,518	3,647	(275)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	—	3,524	357	5	3,524	362	3,886	(130)	1957	2017
13225 Western Avenue	Gardena, CA	—	1,918	355	363	1,918	718	2,636	(124)	1955	2017
15401 Figueroa Street	Los Angeles, CA	—	3,255	1,248	787	3,255	2,035	5,290	(334)	1964 / 2018	2017
8542 Slauson Avenue	Pico Rivera, CA	—	8,681	576	1,089	8,681	1,665	10,346	(390)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	—	37,035	15,120	275	37,035	15,395	52,430	(2,501)	2017	2017
302 Rockefeller Avenue	Ontario, CA	—	6,859	7,185	14	6,859	7,199	14,058	(1,261)	2000	2017
4355 Brickell Street	Ontario, CA	—	7,295	5,616	71	7,295	5,687	12,982	(1,093)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	—	11,691	8,290	1,135	11,691	9,425	21,116	(1,832)	1967	2017
8315 Hanan Way	Pico Rivera, CA	—	8,714	4,751	180	8,714	4,931	13,645	(875)	1976	2017
13971 Norton Avenue	Chino, CA	—	5,293	6,377	174	5,293	6,551	11,844	(1,217)	1990	2018
1900 Proforma Avenue	Ontario, CA	—	10,214	5,127	950	10,214	6,077	16,291	(1,530)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	—	9,927	6,948	128	9,927	7,076	17,003	(1,223)	1985	2018
4039 Calle Platino	Oceanside, CA	—	9,476	11,394	698	9,476	12,092	21,568	(2,067)	1991	2018
851 Lawrence Drive	Thousand Oaks, CA	—	6,717	—	13,367	6,717	13,367	20,084	(238)	1968 / 2021	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1581 North Main Street	Orange, CA	—	4,230	3,313	45	4,230	3,358	7,588	(538)	1994	2018
1580 West Carson Street	Long Beach, CA	—	5,252	2,496	2,018	5,252	4,514	9,766	(611)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	—	6,307	6,573	145	6,307	6,718	13,025	(1,228)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	—	3,583	2,430	133	3,583	2,563	6,146	(411)	1979	2018
5300 Sheila Street	Commerce, CA	—	90,568	54,086	218	90,568	54,304	144,872	(8,988)	1975	2018
15777 Gateway Circle	Tustin, CA	—	3,815	4,292	20	3,815	4,312	8,127	(631)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	—	3,670	2,263	4,754	3,670	7,017	10,687	(861)	2018	2018
3100 Fujita Street	Torrance, CA	—	7,723	5,649	206	7,723	5,855	13,578	(983)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	—	10,762	1,567	1,543	10,762	3,110	13,872	(230)	1956	2018
1420 McKinley Avenue	Compton, CA	—	17,053	13,605	143	17,053	13,748	30,801	(2,074)	2017	2018
12154 Montague Street	Pacoima, CA	—	10,114	12,767	657	10,114	13,424	23,538	(1,763)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	—	5,646	4,966	257	5,646	5,223	10,869	(751)	1999	2018
29003 Avenue Sherman	Valencia, CA	—	3,094	6,467	1,734	3,094	8,201	11,295	(657)	2000 / 2019	2018
16121 Carmenita Road	Cerritos, CA	—	10,013	3,279	3,697	10,013	6,976	16,989	(662)	1969/1983, 2020	2018
1332-1340 Rocky Point Drive	Oceanside, CA	—	3,816	6,148	363	3,816	6,511	10,327	(840)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	—	10,545	11,859	113	10,545	11,972	22,517	(1,702)	2017	2018
263-321 Gardena Boulevard	Carson, CA	—	14,302	1,960	199	14,302	2,159	16,461	(568)	1977 - 1982	2018
9200 Mason Avenue	Chatsworth, CA	—	4,887	4,080	—	4,887	4,080	8,967	(571)	1968	2018
9230 Mason Avenue	Chatsworth, CA	—	4,454	955	—	4,454	955	5,409	(207)	1974	2018
9250 Mason Avenue	Chatsworth, CA	—	4,034	2,464	—	4,034	2,464	6,498	(372)	1977	2018
9171 Oso Avenue	Chatsworth, CA	—	5,647	2,801	—	5,647	2,801	8,448	(480)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	—	11,414	2,502	173	11,414	2,675	14,089	(474)	1973	2018
6100 Sheila Street	Commerce, CA	—	11,789	5,214	390	11,789	5,604	17,393	(1,191)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	—	12,191	7,489	202	12,191	7,691	19,882	(1,076)	1971	2018
12821 Knott Street	Garden Grove, CA	—	17,896	2,824	13,812	17,896	16,636	34,532	—	1971	2019
28510 Industry Drive	Valencia, CA	—	2,395	5,466	126	2,395	5,592	7,987	(650)	2017	2019
Conejo Spectrum Business Park	Thousand Oaks, CA	—	38,877	64,721	1,860	38,877	66,581	105,458	(7,600)	2018 / 2020	2019
2455 Ash Street	Vista, CA	—	4,273	1,966	207	4,273	2,173	6,446	(363)	1990	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
25413 Rye Canyon Road	Santa Clarita, CA	—	3,245	2,352	966	3,245	3,318	6,563	(396)	1981	2019
1515 15th Street	Los Angeles, CA	—	23,363	5,208	2,390	23,363	7,598	30,961	(646)	1977	2019
13890 Nelson Avenue	City of Industry, CA	—	25,642	14,616	104	25,642	14,720	40,362	(1,742)	1982	2019
445-449 Freedom Avenue	Orange, CA	—	9,084	8,286	496	9,084	8,782	17,866	(975)	1980	2019
2270 Camino Vida Roble	Carlsbad, CA	—	8,102	8,179	2,827	8,102	11,006	19,108	(1,430)	1981	2019
980 Rancheros Drive	San Marcos, CA	—	2,901	4,245	255	2,901	4,500	7,401	(523)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	—	19,556	9,567	321	19,556	9,888	29,444	(1,209)	1989	2019
1150 Aviation Place	San Fernando, CA	—	18,989	10,067	—	18,989	10,067	29,056	(1,324)	1989	2019
1175 Aviation Place	San Fernando, CA	—	12,367	4,858	129	12,367	4,987	17,354	(663)	1989	2019
1245 Aviation Place	San Fernando, CA	—	16,407	9,572	29	16,407	9,601	26,008	(1,189)	1989	2019
635 8th Street	San Fernando, CA	—	8,787	5,922	2,037	8,787	7,959	16,746	(513)	1989	2019
10015 Waples Court	San Diego, CA	—	12,280	9,198	5,463	12,280	14,661	26,941	(776)	1988 / 2020	2019
19100 Susana Road	Rancho Dominguez, CA	—	11,576	2,265	337	11,576	2,602	14,178	(398)	1956	2019
15385 Oxnard Street	Van Nuys, CA	—	11,782	5,212	204	11,782	5,416	17,198	(625)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	—	6,718	543	72	6,718	615	7,333	(158)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	—	19,075	8,061	274	19,075	8,335	27,410	(1,063)	1999	2019
Limonite Ave. & Archibald Ave.	Eastvale, CA	—	23,848	—	31,554	23,848	31,554	55,402	(1,251)	2020	2019
3340 San Fernando Road	Los Angeles, CA	—	2,885	147	(115)	2,770	147	2,917	(45)	N/A	2019
5725 Eastgate Drive	San Diego, CA	—	6,543	1,732	332	6,543	2,064	8,607	(318)	1995	2019
18115 Main Street	Carson, CA	—	7,142	776	122	7,142	898	8,040	(150)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	—	15,997	3,036	—	15,997	3,036	19,033	(358)	1957	2019
1402 Avenida Del Oro	Oceanside, CA	—	33,006	34,439	22	33,006	34,461	67,467	(3,735)	2016	2019
9607-9623 Imperial Highway	Downey, CA	—	9,766	865	1,440	9,766	2,305	12,071	(240)	1974	2019
12200 Bellflower Boulevard	Downey, CA	—	14,960	2,057	425	14,960	2,482	17,442	(326)	1955	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
Storm Parkway	Torrance, CA	—	42,178	21,987	508	42,178	22,495	64,673	(2,247)	1982 - 2008	2019
2328 Teller Road	Newbury Park, CA	—	8,330	14,304	1,128	8,330	15,432	23,762	(1,539)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	—	27,809	11,454	738	27,809	12,192	40,001	(1,262)	1962 - 1977	2019
750 Manville Street	Compton, CA	—	8,283	2,784	352	8,283	3,136	11,419	(312)	1977	2019
8985 Crestmar Point	San Diego, CA	—	6,990	1,350	355	6,990	1,705	8,695	(263)	1988	2019
404-430 Berry Way	Brea, CA	—	21,047	4,566	1,271	21,047	5,837	26,884	(702)	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	—	7,364	—	6,047	7,364	6,047	13,411	—	1956	2019
508 East E Street	Wilmington, CA	—	10,742	4,380	63	10,742	4,443	15,185	(457)	1988	2019
12752-12822 Monarch Street	Garden Grove, CA	—	29,404	4,262	2,231	29,404	6,493	35,897	(538)	1971	2019
1601 Mission Blvd.	Pomona, CA	—	67,623	18,962	103	67,623	19,065	86,688	(2,358)	1952	2019
2757 Del Amo Blvd.	Rancho Dominguez, CA	—	10,035	2,073	18	10,035	2,091	12,126	(276)	1967	2019
18250 Euclid Street	Fountain Valley, CA	—	11,116	3,201	—	11,116	3,201	14,317	(302)	1974	2019
701-751 Kingshill Place	Carson, CA	7,100	23,016	10,344	3,802	23,016	14,146	37,162	(921)	1979 / 2020	2020
2601-2641 Manhattan Beach Blvd	Redondo Beach, CA	3,951	30,333	9,427	3,267	30,333	12,694	43,027	(916)	1978	2020
2410-2420 Santa Fe Avenue	Redondo Beach, CA	10,300	24,310	13,128	6	24,310	13,134	37,444	(998)	1977	2020
11600 Los Nietos Road	Santa Fe Springs, CA	2,626	12,033	4,666	2,043	12,033	6,709	18,742	(235)	1976	2020
5160 Richton Street	Montclair, CA	4,272	7,199	8,203	331	7,199	8,534	15,733	(673)	2004	2020
2205 126th Street	Hawthorne, CA	5,200	11,407	6,834	737	11,407	7,571	18,978	(653)	1998	2020
11832-11954 La Cienega Blvd	Hawthorne, CA	4,002	13,625	5,721	618	13,625	6,339	19,964	(591)	1999	2020
7612-7642 Woodwind Drive	Huntington Beach, CA	3,806	10,634	2,901	43	10,634	2,944	13,578	(269)	2001	2020
960-970 Knox Street	Torrance, CA	2,399	7,324	2,380	806	7,324	3,186	10,510	(264)	1976	2020
25781 Atlantic Ocean Drive	Lake Forest, CA	—	4,358	1,067	—	4,358	1,067	5,425	(108)	1996	2020
720-750 Vernon Avenue	Azusa, CA	—	14,088	1,638	4	14,088	1,642	15,730	(209)	1950	2020
6687 Flotilla Street	Commerce, CA	—	14,501	6,053	445	14,501	6,498	20,999	(472)	1956	2020
1055 Sandhill Avenue	Carson, CA	—	11,970	—	3,183	11,970	3,183	15,153	—	1973	2020
22895 Eastpark Drive	Yorba Linda, CA	2,682	5,337	1,370	—	5,337	1,370	6,707	(121)	1986	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
8745-8775 Production Avenue	San Diego, CA	—	6,471	1,551	1,548	6,471	3,099	9,570	(184)	1974 / 2021	2020
15850 Slover Avenue	Fontana, CA	—	3,634	6,452	55	3,634	6,507	10,141	(388)	2020	2020
15650-15700 Avalon Blvd	Los Angeles, CA	—	22,353	5,988	3,186	22,353	9,174	31,527	(303)	1962 - 1978	2020
11308-11350 Penrose Street	Sun Valley, CA	—	15,884	11,169	161	15,884	11,330	27,214	(735)	1974	2020
11076-11078 Fleetwood Street	Sun Valley, CA	—	3,217	1,446	1,037	3,217	2,483	5,700	(95)	1974	2020
12133 Greenstone Avenue	Santa Fe Springs, CA	—	5,900	891	1,718	5,900	2,609	8,509	(42)	1967	2020
12772 San Fernando Road	Sylmar, CA	—	17,302	3,832	284	17,302	4,116	21,418	(244)	1964 / 2013	2020
15601 Avalon Blvd	Los Angeles, CA	—	15,776	—	1,682	15,776	1,682	17,458	—	1984	2020
Gateway Pointe	Whittier, CA	—	132,659	154,250	1,106	132,659	155,356	288,015	(6,723)	2005 - 2006	2020
13943-13955 Balboa Blvd	Sylmar, CA	15,320	26,795	18,484	66	26,795	18,550	45,345	(936)	2000	2020
Van Nuys Airport Industrial Center	Van Nuys, CA	—	91,894	58,625	654	91,894	59,279	151,173	(2,589)	1961 - 2007	2020
4039 State Street	Montclair, CA	—	12,829	15,485	40	12,829	15,525	28,354	(672)	2020	2020
10156 Live Oak Avenue	Fontana, CA	—	19,779	27,186	7	19,779	27,193	46,972	(1,082)	2020	2020
10694 Tamarind Avenue	Fontana, CA	—	8,878	12,325	190	8,878	12,515	21,393	(518)	2020	2020
2520 Baseline Road	Rialto, CA	—	12,513	16,377	172	12,513	16,549	29,062	(690)	2020	2020
12211 Greenstone Avenue	Santa Fe Springs, CA	—	15,729	1,636	—	15,729	1,636	17,365	(139)	N/A	2020
East 27th Street	Los Angeles, CA	—	40,332	21,842	186	40,332	22,028	62,360	(1,036)	1961 - 2004	2020
2750 Alameda Street	Los Angeles, CA	—	24,644	5,771	59	24,644	5,830	30,474	(380)	1961 - 1980	2020
29010 Avenue Paine	Valencia, CA	—	7,401	8,168	845	7,401	9,013	16,414	(345)	2000	2020
29010 Commerce Center Drive	Valencia, CA	—	10,499	13,832	3	10,499	13,835	24,334	(579)	2002	2020
13369 Valley Blvd	Fontana, CA	—	9,675	10,393	26	9,675	10,419	20,094	(474)	2005	2020
6635 Caballero Blvd	Buena Park, CA	—	14,288	7,919	106	14,288	8,025	22,313	(345)	2003	2020
1235 South Lewis Street	Anaheim, CA	—	16,984	1,519	203	16,984	1,722	18,706	(104)	1956	2020
15010 Don Julian Road	City of Industry, CA	—	24,017	—	796	24,017	796	24,813	(2)	1963	2021
5002-5018 Lindsay Court	Chino, CA	—	6,996	5,658	403	6,996	6,061	13,057	(228)	1986	2021
514 East C Street	Los Angeles, CA	—	9,114	1,205	1	9,114	1,206	10,320	(66)	2019	2021
17907-18001 Figueroa Street	Los Angeles, CA	—	18,065	1,829	131	18,065	1,960	20,025	(131)	1954 - 1960	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
7817 Woodley Avenue	Van Nuys, CA	3,132	5,496	4,615	—	5,496	4,615	10,111	(171)	1974	2021
8888-8992 Balboa Avenue	San Diego, CA	—	20,033	—	909	20,033	909	20,942	—	1967	2021
9920-10020 Pioneer Blvd	Santa Fe Springs, CA	—	21,345	2,118	2,116	21,345	4,234	25,579	—	1973 - 1978	2021
2553 Garfield Avenue	Commerce, CA	—	3,846	649	98	3,846	747	4,593	(43)	1954	2021
6655 East 26th Street	Commerce, CA	—	5,195	1,780	27	5,195	1,807	7,002	(72)	1965	2021
560 Main Street	Orange, CA	—	2,660	432	109	2,660	541	3,201	(29)	1973	2021
4225 Etiwanda Avenue	Jurupa Valley, CA	—	16,287	15,537	98	16,287	15,635	31,922	(528)	1998	2021
12118 Bloomfield Avenue	Santa Fe Springs, CA	—	16,809	—	168	16,809	168	16,977	(1)	1955	2021
256 Alondra Blvd	Carson, CA	—	10,377	371	250	10,377	621	10,998	(37)	1954	2021
19007 Reyes Avenue	Rancho Dominguez, CA	—	16,673	—	1,103	16,673	1,103	17,776	(1)	1969 / 2021	2021
19431 Santa Fe Avenue	Rancho Dominguez, CA	—	10,066	638	27	10,066	665	10,731	(48)	1963	2021
4621 Guasti Road	Ontario, CA	—	8,198	5,231	35	8,198	5,266	13,464	(140)	1988	2021
12838 Saticoy Street	North Hollywood, CA	—	25,550	2,185	—	25,550	2,185	27,735	(93)	1954	2021
19951 Mariner Avenue	Torrance, CA	—	17,009	7,674	—	17,009	7,674	24,683	(259)	1986	2021
2425-2535 East 12th Street	Los Angeles, CA	—	48,409	40,756	284	48,409	41,040	89,449	(935)	1988	2021
29120 Commerce Center Drive	Valencia, CA	—	11,121	15,799	—	11,121	15,799	26,920	(359)	2002	2021
20304 Alameda Street	Rancho Dominguez, CA	—	11,987	1,663	—	11,987	1,663	13,650	(57)	1974	2021
4181 Ruffin Road	San Diego, CA	—	30,395	3,530	1	30,395	3,531	33,926	(178)	1987	2021
12017 Greenstone Avenue	Santa Fe Springs, CA	—	13,408	205	603	13,408	808	14,216	(16)	N/A	2021
1901 Via Burton	Fullerton, CA	—	24,461	—	1,027	24,461	1,027	25,488	—	1960	2021
1555 Cucamonga Avenue	Ontario, CA	—	20,153	2,134	—	20,153	2,134	22,287	(76)	1973	2021
1800 Lomita Blvd	Wilmington, CA	—	89,711	542	—	89,711	542	90,253	(29)	N/A	2021
8210-8240 Haskell Avenue	Van Nuys, CA	—	9,219	3,331	267	9,219	3,598	12,817	—	1962 - 1964	2021
3100 Lomita Blvd	Torrance, CA	—	124,313	65,282	621	124,313	65,903	190,216	(1,366)	1967 - 1998	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
2401-2421 Glassell Street	Orange, CA	—	54,554	16,599	55	54,554	16,654	71,208	(423)	1987	2021
2390-2444 American Way	Orange, CA	—	17,214	—	444	17,214	444	17,658	—	N/A	2021
500 Dupont Avenue	Ontario, CA	—	36,810	26,489	327	36,810	26,816	63,626	(412)	1987	2021
1801 St Andrew Place	Santa Ana, CA	—	75,978	24,522	—	75,978	24,522	100,500	(396)	1987	2021
5772 Jurupa Street	Ontario, CA	—	36,590	20,010	—	36,590	20,010	56,600	(257)	1992	2021
2500 Victoria Street	Los Angeles, CA	—	232,902	—	—	232,902	—	232,902	—	N/A	2021
1010 Belmont Street	Ontario, CA	—	9,078	5,751	—	9,078	5,751	14,829	(53)	1987	2021
21515 Western Avenue	Torrance, CA	13,104	19,280	—	48	19,280	48	19,328	—	1991	2021
12027 Greenstone Avenue	Santa Fe Springs, CA	—	8,952	469	2	8,952	471	9,423	(8)	1975	2021
6027 Eastern Avenue	Commerce, CA	—	23,494	—	200	23,494	200	23,694	—	1946	2021
340-344 Bonnie Circle	Corona, CA	—	18,044	9,506	1	18,044	9,507	27,551	(54)	1994	2021
14100 Vine Place	Cerritos, CA	—	40,458	8,660	—	40,458	8,660	49,118	(50)	1979	2021
2280 Ward Avenue	Simi Valley, CA	—	23,301	24,832	—	23,301	24,832	48,133	(140)	1995	2021
20481 Crescent Bay Drive	Lake Forest, CA	—	16,164	6,054	—	16,164	6,054	22,218	(35)	1996	2021
334 El Encanto Road	City of Industry, CA	—	9,227	1,272	—	9,227	1,272	10,499	(4)	1960	2021
17031-17037 Green Drive	City of Industry, CA	—	10,781	3,302	—	10,781	3,302	14,083	(7)	1968	2021
13512 Marlay Avenue	Fontana, CA	—	37,018	15,365	—	37,018	15,365	52,383	(30)	1960	2021
14940 Proctor Road	City of Industry, CA	—	28,861	—	—	28,861	—	28,861	—	1962	2021
2800 Casitas Avenue	Los Angeles, CA	—	33,154	10,833	—	33,154	10,833	43,987	(18)	1999	2021
4240 190th Street	Torrance, CA	—	67,982	9,882	—	67,982	9,882	77,864	(22)	1966	2021
2391-2393 Bateman Avenue	Irwindale, CA	—	13,363	9,811	—	13,363	9,811	23,174	(16)	2005	2021
1168 Sherborn Street	Corona, CA	—	13,747	9,796	—	13,747	9,796	23,543	(16)	2004	2021
3071 Coronado Street	Anaheim, CA	—	29,862	—	—	29,862	—	29,862	—	1973	2021
8911 Aviation Blvd	Los Angeles, CA	—	27,138	4,780	—	27,138	4,780	31,918	(10)	1971	2021
1020 Bixby Drive	City of Industry, CA	—	10,067	6,046	—	10,067	6,046	16,113	(11)	1977	2021
Investments in real estate		$80,013	$4,145,557	$2,353,623	$436,416	$4,143,021	$2,788,051	$6,931,072	$(473,382)
Note: As of December 31, 2021, the aggregate cost for federal income tax purposes of investments in real estate was approximately $6.7 billion.

(1)Costs capitalized subsequent to acquisition are net of the write-off of fully depreciated assets and include construction in progress.
(2)During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $9.5 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $9.5 million, $2.4 million is included as a reduction of “Land” in the table above, with the remaining $2.1 million included as a reduction of “Buildings and Improvements”.
(3)The depreciable life for buildings and improvements ranges from 10-30 years for buildings, 5-20 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.
(4)These six properties secure a term loan that had a balance of $58.1 million as of December 31, 2021.
(5)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

    The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2019 to December 31, 2021 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2021	2020	2019
Balance, beginning of year	$4,947,955	$3,698,390	$2,716,083
Acquisition of investment in real estate	1,912,076	1,210,289	952,981
Construction costs and improvements	106,721	84,392	50,169
Disposition of investment in real estate	(20,034)	(34,068)	(19,956)
Properties held for sale	(13,661)	(10,353)	—
Write-off of fully depreciated assets	(1,985)	(695)	(772)
Other(1)	—	—	(115)
Balance, end of year	$6,931,072	$4,947,955	$3,698,390

	Year Ended December 31,
Accumulated Depreciation	2021	2020	2019
Balance, beginning of year	$(375,423)	$(296,777)	$(228,742)
Depreciation of investment in real estate	(112,679)	(86,159)	(72,505)
Disposition of investment in real estate	6,078	5,270	3,698
Properties held for sale	6,657	1,548	—
Write-off of fully depreciated assets	1,985	695	772
Balance, end of year	$(473,382)	$(375,423)	$(296,777)
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