Form 10-Q
period 2022-03-31
Rexford Industrial Realty, Inc.
filed 2022-04-26
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at April 21, 2022 was 165,020,948.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Land	$4,466,240	$4,143,021
Buildings and improvements	2,737,575	2,588,836
Tenant improvements	131,169	127,708
Furniture, fixtures and equipment	132	132
Construction in progress	71,147	71,375
Total real estate held for investment	7,406,263	6,931,072
Accumulated depreciation	(505,196)	(473,382)
Investments in real estate, net	6,901,067	6,457,690
Cash and cash equivalents	48,844	43,987
Restricted cash	—	11
Rents and other receivables, net	11,130	11,027
Deferred rent receivable, net	67,832	61,511
Deferred leasing costs, net	33,703	32,940
Deferred loan costs, net	1,729	1,961
Acquired lease intangible assets, net	153,665	132,158
Acquired indefinite-lived intangible	5,156	5,156
Other assets	22,671	19,066
Acquisition related deposits	18,275	8,445
Assets associated with real estate held for sale	—	7,213
Total Assets	$7,264,072	$6,781,165
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,524,279	$1,399,565
Interest rate swap liability	1,212	7,482
Accounts payable, accrued expenses and other liabilities	85,465	65,833
Dividends and distributions payable	54,115	40,143
Acquired lease intangible liabilities, net	135,275	127,017
Tenant security deposits	61,701	57,370
Prepaid rents	14,265	15,829
Liabilities associated with real estate held for sale	—	231
Total Liabilities	1,876,312	1,713,470
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2022 and December 31, 2021 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at March 31, 2022 and December 31, 2021 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 165,017,587 and 160,511,482 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1,650	1,605
Additional paid in capital	5,133,875	4,828,292
Cumulative distributions in excess of earnings	(198,999)	(191,120)
Accumulated other comprehensive loss	(3,674)	(9,874)
Total stockholders’ equity	5,088,528	4,784,579
Noncontrolling interests	299,232	283,116
Total Equity	5,387,760	5,067,695
Total Liabilities and Equity	$7,264,072	$6,781,165
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental income	$140,588	$99,644
Management and leasing services	163	105
Interest income	1	14
TOTAL REVENUES	140,752	99,763
OPERATING EXPENSES
Property expenses	33,429	23,575
General and administrative	14,717	11,480
Depreciation and amortization	42,471	35,144
TOTAL OPERATING EXPENSES	90,617	70,199
OTHER EXPENSES
Other expenses	38	29
Interest expense	9,683	9,752
TOTAL EXPENSES	100,338	79,980
Gains on sale of real estate	8,486	10,860
NET INCOME	48,900	30,643
Less: net income attributable to noncontrolling interests	(2,484)	(1,969)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	46,416	28,674
Less: preferred stock dividends	(2,314)	(3,636)
Less: earnings allocated to participating securities	(201)	(141)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$43,901	$24,897
Net income attributable to common stockholders per share - basic	$0.27	$0.19
Net income attributable to common stockholders per share - diluted	$0.27	$0.19
Weighted average shares of common stock outstanding - basic	160,628,843	131,612,881
Weighted average shares of common stock outstanding - diluted	161,048,592	131,758,744

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$48,900	$30,643
Other comprehensive income: cash flow hedge adjustments	6,451	3,909
Comprehensive income	55,351	34,552
Comprehensive income attributable to noncontrolling interests	(2,735)	(2,165)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$52,616	$32,387

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	4,402,110	44	310,569	—	—	310,613	—	310,613
Offering costs	—	—	—	(4,907)	—	—	(4,907)	—	(4,907)
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	111,287	1	1,197	—	—	1,198	4,977	6,175
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,102)	—	(2,015)	—	—	(2,015)	—	(2,015)
Conversion of OP Units to common stock	—	21,810	—	739	—	—	739	(739)	—
Net income	2,314	—	—	—	44,102	—	46,416	2,484	48,900
Other comprehensive income	—	—	—	—	—	6,200	6,200	251	6,451
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(723)	(723)
Common stock dividends ($0.315 per common share)	—	—	—	—	(51,981)	—	(51,981)	—	(51,981)
Common unit distributions	—	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2022	$155,676	165,017,587	$1,650	$5,133,875	$(198,999)	$(3,674)	$5,088,528	$299,232	$5,387,760

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 30, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	2,415,386	24	119,811	—	—	119,835	—	119,835
Offering costs	—	—		(1,588)	—	—	(1,588)	—	(1,588)
Share-based compensation	—	82,895	1	827	—	—	828	3,511	4,339
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(28,146)	—	(1,355)	—	—	(1,355)	—	(1,355)
Conversion of OP Units to common stock	—	1,187	—	39	—	—	39	(39)	—
Net income	3,636	—	—	—	25,038		28,674	1,969	30,643
Other comprehensive income	—	—	—	—	—	3,713	3,713	196	3,909
Preferred stock dividends ($0.367188 per series A and series B preferred share and $0.351563 per series C preferred share)	(3,636)	—	—	—	—	—	(3,636)	—	(3,636)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.240 per common share)	—	—	—	—	(32,136)	—	(32,136)	—	(32,136)
Common unit distributions	—	—	—	—	—	—	—	(1,677)	(1,677)
Balance at March 31, 2021	$242,327	133,897,360	$1,338	$3,300,333	$(170,487)	$(13,996)	$3,359,515	$288,703	$3,648,218

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,900	$30,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,471	35,144
Amortization of (below) above market lease intangibles, net	(5,091)	(2,712)
Amortization of debt issuance costs	520	447
Amortization of discount (premium) on notes payable, net	61	(29)
Gain on sale of real estate	(8,486)	(10,860)
Equity based compensation expense	6,052	4,261
Straight-line rent	(6,901)	(4,199)
Amortization related to termination/settlement of interest rate derivatives	181	410
Change in working capital components:
Rents and other receivables	1,239	2,547
Deferred leasing costs	(713)	(2,037)
Other assets	2,807	(12,824)
Accounts payable, accrued expenses and other liabilities	10,730	(4,694)
Tenant security deposits	1,948	2,021
Prepaid rents	(2,126)	(1,742)
Net cash provided by operating activities	91,592	36,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(445,010)	(159,061)
Capital expenditures	(27,277)	(23,147)
Payments for deposits on real estate acquisitions	(14,650)	(10,075)
Proceeds from sale of real estate	15,315	19,882
Net cash used in investing activities	(471,622)	(172,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	305,706	118,247
Proceeds from borrowings	392,000	—
Repayment of borrowings	(267,635)	(319)
Dividends paid to preferred stockholders	(2,314)	(3,636)
Dividends paid to common stockholders	(38,523)	(28,256)
Distributions paid to common unitholders	(1,620)	(1,491)
Distributions paid to preferred unitholders	(723)	(708)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,015)	(1,355)
Net cash provided by financing activities	384,876	82,482
Increase (decrease) in cash, cash equivalents and restricted cash	4,846	(53,543)
Cash, cash equivalents and restricted cash, beginning of period	43,998	177,523
Cash, cash equivalents and restricted cash, end of period	$48,844	$123,980
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,983 and $732 for the three months ended March 31, 2022 and 2021, respectively)	$11,558	$8,876
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,363	$—
Issuance of 3.00% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$12,000	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$—	$3,346
Accrual for capital expenditures	$13,627	$10,524
Accrual of dividends and distributions	$54,115	$33,813

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of March 31, 2022, our consolidated portfolio consisted of 312 properties with approximately 38.1 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
    As of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
    Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2022 and December 31, 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
    The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and the notes thereto.
    Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
    Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications relate to acquisition expenses for the prior period presented that have been reclassified to “Other expenses” to conform to the current period’s presentation and they have no effect on net income or stockholders’ equity as previously reported.

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
    Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$43,987	$176,293
Restricted cash	11	1,230
Cash, cash equivalents and restricted cash, beginning of period	$43,998	$177,523

Cash and cash equivalents	$48,844	$123,933
Restricted cash	—	47
Cash, cash equivalents and restricted cash, end of period	$48,844	$123,980
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the three months ended March 31, 2022, we used discount rates ranging from 4.75% to 6.50% and exit capitalization rates ranging from 3.75% to 5.25%.

    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the three months ended March 31, 2022, we used an estimated average lease-up period ranging from six months to twelve months.
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
    We capitalized interest costs of $2.0 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively. We capitalized real estate taxes and insurance costs aggregating $1.1 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. We capitalized compensation costs for employees who provide construction services of $1.9 million and $1.3 million during the three months ended March 31, 2022 and 2021, respectively.
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
    The values allocated to buildings, site improvements, in-place lease intangibles and tenant improvements are depreciated on a straight-line basis using an estimated useful life that typically ranges from 10-30 years for buildings, 5-25 years for site improvements, and the shorter of the estimated useful life or respective lease term for in-place lease intangibles and tenant improvements.
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
Assets Held for Sale
    We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of March 31, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, our property located at 28159 Avenue Stanford was classified as held for sale. See “Note 3 – Investments in Real Estate” for details.
    Impairment of Long-Lived Assets
    In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of our respective long-lived assets, including operating lease right-of-use assets (“ROU assets”), whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of real estate assets and other long-lived assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows.
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
    Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three months ended March 31, 2022 and 2021, there were no impairment charges recorded to the carrying value of our properties.
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
    In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2022 and 2021.
    We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2022, and December 31, 2021, we have not established a liability for uncertain tax positions.
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
In accordance with ASC Topic 815: Derivatives and Hedging, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value. From time to time, we also utilize cash flow hedges to lock U.S. Treasury rates in anticipation of future fixed-rate debt issuances (“treasury rate lock agreements”). The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in accumulated other comprehensive income/(loss) (“AOCI”). Upon the termination of a derivative for which cash flow hedging was being applied, the balance, which was recorded in AOCI, is amortized to interest expense over the remaining contractual term of the derivative as long as the hedged forecasted transactions continue to be probable of occurring. Upon the settlement of treasury rate lock agreements, amounts remaining in AOCI are amortized through earnings over the underlying term of the hedged transaction. Cash payments made to terminate or settle interest rate derivatives are presented in cash flows provided by operating activities in the accompanying consolidated statements of cash flows, given the nature of the underlying cash flows that the derivative was hedging. See “Note 7 – Interest Rate Derivatives” for details.
    Revenue Recognition
    Our primary sources of income are rental income, management and leasing services and gains on sale of real estate.
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
    Management and leasing services
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
Valuation of Operating Lease Receivables
    We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases, including deferred rent receivables arising from straight-line recognition of rental income. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $40 thousand as a net increase adjustment to rental income and $0.5 million as a net reduction adjustment to rental income for the three months ended March 31, 2022 and 2021, respectively, in the consolidated statements of operations.
Deferred Leasing Costs
    We capitalize the incremental direct costs of originating a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs will generally only include third-party broker commissions.
    Debt Issuance Costs
    Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a reduction from the carrying value of the debt liability. This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. For line of credit arrangements, we present debt issuance costs as an asset and amortize the cost over the term of the line of credit arrangement. See “Note 5 – Notes Payable” for details.

    Equity Based Compensation
    We account for equity-based compensation in accordance with ASC Topic 718: Compensation - Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value of the equity instrument issued on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award.  For share-based awards that vest based on a market condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche.  For share-based awards that vest based on a performance condition, we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest. Forfeitures are recognized in the period in which they occur. See “Note 12 – Incentive Award Plan” for details.
    Equity Offerings
    Underwriting commissions and offering costs incurred in connection with common stock offerings and our at-the-market equity offering program have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuances have been reflected as a direct reduction of the preferred stock balance.
Under relevant accounting guidance, sales of our common stock under forward equity sale agreements (as discussed in “Note 11 – Stockholders’ Equity”) are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.
    Earnings Per Share
    We calculate earnings per share (“EPS”) in accordance with ASC 260: Earnings Per Share (“ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.
    Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.
     Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the potential effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested share-based awards under the treasury stock method. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See “Note 13 – Earnings Per Share” for details.
    Segment Reporting
    Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.

    Leases as a Lessee
    We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. ROU assets represent our right to use, or control the use of, a specified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is generally recognized on a straight-line basis over the term of the lease through the amortization of the ROU asset and lease liabilities. Additionally, for our operating leases, we do not separate non-lease components, such as common area maintenance, from associated lease components. See “Note 6 – Leases” for additional lessee disclosures required under lease accounting guidance.
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
Adoption of New Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates two of the three accounting models that require separate accounting for embedded conversion features in convertible instruments, simplifies the contract assessment for equity classification, requires the use of the if-converted method for all convertible instruments in diluted EPS calculations and expands disclosure requirements. ASU 2020-06 is effective for fiscal periods beginning after December 15, 2021, including interim periods within those fiscal years. On January 1, 2022, we adopted ASU 2020-06. The adoption of ASU 2020-06 did not have any impact on our consolidated financial statements or overall EPS calculation. We continue to account for each of our various convertible instruments as a single equity instrument measured at historical cost as they do not have embedded features requiring bifurcation and separate accounting. See “Note 11 – Equity” for additional information related to convertible instruments.

3.    Investments in Real Estate
    Acquisitions
    The following table summarizes the wholly-owned properties we acquired during the three months ended March 31, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
444 Quay Avenue(2)	Los Angeles - South Bay	1/14/2022	29,760	1	$10,760
18455 Figueroa Street	Los Angeles - South Bay	1/31/2022	146,765	2	64,250
24903 Avenue Kearny	Los Angeles - San Fernando Valley	2/1/2022	214,436	1	58,463
19475 Gramercy Place	Los Angeles - South Bay	2/2/2022	47,712	1	11,300
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/8/2022	56,510	1	25,000
13700-13738 Slover Ave(2)	San Bernardino - Inland Empire West	2/10/2022	17,862	1	13,209
Meggitt Simi Valley	Ventura - Ventura	2/24/2022	285,750	3	57,000
21415-21605 Plummer Street	Los Angeles - San Fernando Valley	2/25/2022	231,769	2	42,000
1501-1545 Rio Vista Avenue	Los Angeles - Central	3/1/2022	54,777	2	28,000
17011-17027 Central Avenue	Los Angeles - South Bay	3/9/2022	52,561	3	27,363
2843 Benet Road	San Diego - North County	3/9/2022	35,000	1	12,968
14243 Bessemer Street	Los Angeles - San Fernando Valley	3/9/2022	14,299	1	6,594
2970 East 50th Street	Los Angeles - Central	3/9/2022	48,876	1	18,074
19900 Plummer Street	Los Angeles - San Fernando Valley	3/11/2022	43,472	1	15,000
Long Beach Business Park	Los Angeles - South Bay	3/17/2022	123,532	4	24,000	(3)
13711 Freeway Drive(4)	Los Angeles - Mid-Counties	3/18/2022	82,092	1	34,000
6245 Providence Way	San Bernardino - Inland Empire West	3/22/2022	27,636	1	9,672
Total 2022 Wholly-Owned Property Acquisitions			1,512,809	27	$457,653
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $6.9 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $464.6 million. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents acquisition of an industrial outdoor storage site.
(3)The acquisition of the Long Beach Business Park was funded through a combination of cash on hand and the issuance of 164,998 3.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership. See “Note 11 – Equity – Noncontrolling Interests – Issuance of Series 3 CPOP Units” for additional details.
(4)Represents acquisition of a current or near-term redevelopment site.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2022 Acquisitions
Assets:
Land	$323,218
Buildings and improvements	124,241
Tenant improvements	2,478
Acquired lease intangible assets(1)	30,107
Right of use asset - ground lease(2)	4,787
Other acquired assets(3)	367
Total assets acquired	485,198

Liabilities:
Acquired lease intangible liabilities(4)	13,811
Deferred rent liabilities(5)	1,651
Lease liability - ground lease(2)	4,787
Other assumed liabilities(3)	3,119
Total liabilities assumed	23,368
Net assets acquired	$461,830
(1)Acquired lease intangible assets is comprised of (i) $17.0 million of in-place lease intangibles with a weighted average amortization period of 8.4 years, (ii) $0.1 million of above-market lease intangibles with a weighted average amortization period of 2.3 years and (iii) $13.0 million of below-market ground lease intangibles with a weighted average amortization period of 78.9 years.
(2)The ROU asset and lease liability relate to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
(3)Includes other working capital assets acquired and liabilities assumed at the time of acquisition.
(4)Represents below-market lease intangibles with a weighted average amortization period of 21.3 years.
(5)In connection with two of our acquisition transactions, we entered into short-term leaseback agreements with each seller/tenant where the seller/tenant does not pay any base rent for the lease term. The amounts allocated to “Deferred rent liabilities” in the table above represent the present value of lease payments using prevailing market rental rates, which will be amortized into rental income over the term of each respective lease.
    Dispositions
The following table summarizes information related to the property that was sold during the three months ended March 31, 2022.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
28159 Avenue Stanford	Los Angeles - San Fernando Valley	1/13/2022	79,247	$16,500	$8,486
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.

Real Estate Held for Sale
As of March 31, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, the property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale.
The following table summarizes the major classes of assets and liabilities associated with real estate property classified as held for sale as of December 31, 2021 (dollars in thousands).

December 31, 2021
Land	$1,849
Building and improvements	10,753
Tenant improvements	1,059
Real estate held for sale	13,661
Accumulated depreciation	(6,657)
Real estate held for sale, net	7,004
Other assets associated with real estate held for sale	209
Total assets associated with real estate held for sale, net	$7,213

Tenant security deposits	$177
Other liabilities associated with real estate held for sale	54
Total liabilities associated with real estate held for sale	$231

4.    Acquired Lease Intangibles

    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	March 31, 2022	December 31, 2021
Acquired Lease Intangible Assets:
In-place lease intangibles	$273,935	$256,902
Accumulated amortization	(143,552)	(135,415)
In-place lease intangibles, net	$130,383	$121,487

Above-market tenant leases	$21,162	$21,065
Accumulated amortization	(10,850)	(10,394)
Above-market tenant leases, net	$10,312	$10,671

Below-market ground lease(1)	$12,977	$—
Accumulated amortization(1)	(7)	—
Below-market ground lease, net	$12,970	$—
Acquired lease intangible assets, net	$153,665	$132,158

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(188,497)	$(174,686)
Accumulated accretion	53,222	47,669
Below-market tenant leases, net	$(135,275)	$(127,017)
Acquired lease intangible liabilities, net	$(135,275)	$(127,017)
(1)The below-market lease intangible relates to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
In-place lease intangibles(1)	$8,137	$7,318
Net below-market tenant leases(2)	$(5,097)	$(2,712)
Below-market ground leases(3)	$7	$—
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.
(3)The amortization of net below-market ground lease is recorded as an increase to property expenses in the consolidated statements of operations for the periods presented.

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021	Margin Above LIBOR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$125,000	$—	0.850%	(2)	1.302%	(3)	2/13/2024	(4)
$150M Term Loan Facility	150,000	150,000	0.950%	(2)	3.713%	(5)	5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,400,000	$1,275,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$3,922	$3,951	n/a		4.080%		4/5/2023
$60M Term Loan(7)	57,912	58,108	1.70%		2.152%		8/1/2023	(7)
960-970 Knox Street(6)(8)	2,377	2,399	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,783	3,806	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,586	2,626	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,243	4,272	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,665	2,682	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(6)	15,232	15,320	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	3,983	4,002	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,074	2,119	n/a		5.125%		3/1/2031
7817 Woodley Avenue(6)	3,102	3,132	n/a		4.140%		8/1/2039
2515 Western Avenue(6)	13,007	13,104	n/a		4.500%		9/1/2042
Total Secured Debt	$137,486	$138,121
Total Unsecured and Secured Debt	$1,537,486	$1,413,121
Less: Unamortized premium/discount and debt issuance costs(11)	(13,207)	(13,556)
Total	$1,524,279	$1,399,565
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2022 and includes the effect of the interest rate swap that was effective as of March 31, 2022. See footnote (5) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
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
(5)As of March 31, 2022, interest on the $150 million term loan facility has been effectively fixed through the use of interest rate swaps. See “Note 7 – Interest Rate Derivatives” for details related to our interest rate swaps.
(6)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 960-970 Knox Street ($17,538), 7612-7642 Woodwind Drive ($24,270), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008), 7817 Woodley Avenue ($20,855) and 2515 Western Avenue ($81,250).
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of March 31, 2022, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2022 - December 31, 2022	$1,935
2023	65,227
2024	138,833
2025	251,423
2026	8,058
Thereafter	1,072,010
Total	$1,537,486
    Credit Agreement
As of March 31, 2022, under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $700.0 million (the “Revolver”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments up to an additional aggregate $700.0 million, which may be comprised of additional revolving commitments under the Revolver, term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. The Revolver may be voluntarily prepaid in whole or in part at any time without premium or penalty. As of March 31, 2022, interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of March 31, 2022, the margins for the Revolver range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
On March 31, 2022, we had $125.0 million borrowings outstanding under the Revolver, leaving $575.0 million available for future borrowings.
Debt Covenants
The Credit Agreement, $150 Million Term Loan Facility, our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
    We were in compliance with all of our required quarterly debt covenants as of March 31, 2022.

6.    Leases
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
    For the three months ended March 31, 2022, we recognized $135.5 million of rental income related to operating lease payments, of which $110.5 million are for fixed lease payments and $25.0 million are for variable lease payments, respectively. For the comparable three and three month-period ended March 31, 2021, we recognized $96.9 million of rental income related to operating lease payments, of which $80.1 million were for fixed lease payments and $16.8 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2022 (in thousands):

Twelve Months Ended March 31,
2023	$420,425
2024	374,574
2025	310,979
2026	258,627
2027	193,873
Thereafter	739,290
Total	$2,297,768
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of March 31, 2022, our office space leases have current remaining lease terms ranging from approximately three years to six years and some include options to renew for an additional term of five years. As of March 31, 2022, we also have two ground leases, one of which is a lease we assumed in the acquisition of 2970 East 50th Street in March 2022 which has a current remaining lease term of approximately 39 years and four additional ten-year options to renew, all of which are reasonably certain to be exercised. The second ground lease is for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a current remaining term of approximately one year and two additional ten-year options to renew.
    As of March 31, 2022, total ROU assets and lease liabilities were approximately $9.5 million and $12.2 million, respectively. As of December 31, 2021, total ROU assets and lease liabilities were approximately $3.5 million and $5.0 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended March 31,
Lease Cost(1) (in thousands)	2022	2021
Operating lease cost	$449	$402
Variable lease cost	23	16
Sublease income	(67)	—
Total lease cost	$405	$418
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
Other Information (in thousands)	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$409	$306
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,363	$—

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term(1)	33.2 years	3.3 years
Weighted-average discount rate(2)	3.72%	2.95%
(1)Includes the impact of extension options that we are reasonably certain to exercise.
(2)Because the rate implicit in each of our leases was not readily determinable, we used our incremental borrowing rate. In determining our incremental borrowing rate for each lease, we considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to our creditworthiness, the impact of collateralization and the term of each of our lease agreements.

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of March 31, 2022 (in thousands):

March 31, 2022
April 1, 2022 - December 31, 2022	$1,636
2023	2,308
2024	2,298
2025	1,123
2026	682
Thereafter	20,750
Total undiscounted lease payments	$28,797
Less imputed interest	(16,558)
Total lease liabilities	$12,239

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swap at March 31, 2022 and December 31, 2021 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Liabilities(1)
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$150,000	$150,000	$(1,212)	$(7,482)
(1)As of March 31, 2022 and December 31, 2021, our derivative was in a liability position and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
    The above interest rate swap is designated and qualifies as a cash flow hedge. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transaction affects earnings. The following table sets forth the impact of our interest rate derivatives on our financial statements for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$5,294	$1,805
Amount of loss reclassified from AOCI into earnings under “Interest expense”(1)	$(1,157)	$(2,104)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$9,683	$9,752
(1)Includes losses that have been reclassified from AOCI into interest expense related to (i) the treasury rate lock agreements that were settled in August 2021 and for which amounts will continue to be reclassified over the ten-year term of the hedged transaction, and (ii) the interest rate swaps that were terminated in November 2020 and August 2021 and for which amounts have been fully reclassified into interest expense as of the original maturity date of each interest rate swap, which was in August 2021 and January 2022, respectively.
During the next twelve months, we estimate that an additional $1.7 million (including $0.3 million related to previously settled treasury rate lock agreements) will be reclassified from AOCI into earnings as an increase to interest expense.
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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of March 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

    The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2022 and December 31, 2021, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(1,212)	$—	$(1,212)	$—
December 31, 2021
Interest Rate Swap Asset	$—	$—	$—	$—
Interest Rate Swap Liability	$(7,482)	$—	$(7,482)	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2022	$1,437,147	$—	$—	$1,437,147	$1,524,279
December 31, 2021	$1,404,680	$—	$—	$1,404,680	$1,399,565

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from 19 properties with approximately 1.0 million rentable square feet owned by entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations.  We recorded $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, in management and leasing services revenue.

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
    As of March 31, 2022, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of March 31, 2022, we had commitments of approximately $82.8 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
    We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of March 31, 2022, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of March 31, 2022, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the three months ended March 31, 2022, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Equity
Preferred Stock
    At March 31, 2022 and 2021, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			March 31, 2022		December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
On August 16, 2021, we redeemed all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, plus all accrued and unpaid dividends on such shares up to but not including the redemption date.
Common Stock
ATM Program
On January 13, 2022, we established a new at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “2022 ATM Program”). The 2022 ATM Program replaces our previous $750.0 million at-the-market equity offering program, which was established on November 9, 2020, under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022. We may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under the 2022 ATM Program. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three months ended March 31, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2022 ATM program with respect to 5,752,268 shares of common stock at a weighted average initial forward sale price of $70.32 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
In March 2022, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2021, and a portion of the forward equity sale agreements related to the 2022 ATM Program by issuing 4,402,110 shares of our common stock for net proceeds of $305.9 million. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $69.49 per share. As of March 31, 2022, we had 3,256,514 shares of common stock, or approximately $232.2 million of forward net proceeds remaining for settlement to occur by the second quarter of 2023, based on net forward sales price of $71.29 per share.
As of March 31, 2022, approximately $339.7 million of common stock remains available to be sold under the 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2022 and 2021, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2022	2021
Accumulated other comprehensive loss - beginning balance	$(9,874)	$(17,709)
Other comprehensive income before reclassifications	5,294	1,805
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,157	2,104
Net current period other comprehensive income	6,451	3,909
Less: other comprehensive income attributable to noncontrolling interests	(251)	(196)
Other comprehensive income attributable to common stockholders	6,200	3,713
Accumulated other comprehensive loss - ending balance	$(3,674)	$(13,996)
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership, 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership and the Series 3 CPOP Units, as more fully described below, that are not owned by us.
Operating Partnership Units
As of March 31, 2022, noncontrolling interests included 5,012,622 OP Units, 659,586 fully-vested LTIP units and 744,899 fully-vested performance units and represented approximately 3.7% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2022, 21,810 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.7 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
Issuance of Series 3 CPOP Units
On March 17, 2022, we acquired an industrial business park located in Long Beach, California for a contractual purchase price of approximately $24.0 million. In consideration for the property, we (i) paid approximately $12 million in cash and (ii) issued the seller 164,998 newly issued 3.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 3 CPOP Units”), valued at $12.0 million.
Holders of Series 3 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 3.00% per annum of the $72.73 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on March 31, 2022. The holders of Series 3 CPOP Units are entitled to receive the liquidation preference, which is $72.73 per unit and approximately $12.0 million in the aggregate for all of the Series 3 CPOP Units, before the holders of OP Units in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
The Series 3 CPOP Units are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, at any time on or after March 17, 2027 (the “Company Conversion Right”), in each case, into OP Units on a one-for one basis, subject to adjustment to eliminate fractional units or to the extent that there are any accrued and unpaid distributions on the Series 3 CPOP Units. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of our common stock, or, at our election, shares of our common stock on a one for-one basis (the “Subsequent Redemption Right”).

The Series 3 CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s other currently outstanding preferred and CPOP units.
Pursuant to relevant accounting guidance, we analyzed the Series 3 CPOP Units for any embedded derivatives that should be bifurcated and accounted for separately and also considered the conditions that would require classification of the Series 3 CPOP Units in temporary equity versus permanent equity. In carrying out our analyses, we evaluated the key features of the Series 3 CPOP Units including the right to discretionary distributions, the Holder Conversion Right, the Company Conversion Right and the Subsequent Redemption Right to determine whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement if the Series 3 CPOP Units are converted into shares of our common stock (subsequent to conversion into OP Units). Based on the results of our analyses, we concluded that (i) none of the embedded features of the Series 3 CPOP Units require bifurcation and separate accounting, and (ii) the Series 3 CPOP Units met the criteria to be classified within equity, and accordingly are presented as noncontrolling interests within permanent equity in the consolidated balance sheets.

12.    Incentive Award Plan
    Second Amended and Restated 2013 Incentive Award Plan
We maintain one share-based incentive plan, the Second Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which, we may make grants of restricted stock, LTIP units of partnership interest in our Operating Partnership (“LTIP Units”), performance units in our Operating Partnership (“Performance Units”), dividend equivalents and other stock based and cash awards to our non-employee directors, employees and consultants.
As of March 31, 2022, a total of 2,491,826 shares of common stock, LTIP Units, Performance Units and other stock based award remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
    The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the three months ended March 31, 2022:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2022	249,179	$45.62	239,709	$54.99
Granted	113,164	69.32	47,837	68.79
Forfeited	(1,877)	49.09	—	—
Vested(1)	(79,494)	40.33	(37,540)	61.34
Balance at March 31, 2022	280,972	$56.64	250,006	$56.68
(1)During the three months ended March 31, 2022, 29,102 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2022:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2022 - December 31, 2022	19,197	104,176	253,900
2023	98,382	85,717	476,915
2024	79,013	42,788	366,004
2025	56,162	11,778	—
2026	28,218	5,547	—
Total	280,972	250,006	1,096,819
(1)Represents the maximum number of Performance Units that would become earned and vested in December of 2022, 2023 and 2024, in the event that the specified maximum total shareholder return (“TSR”) and FFO per share growth hurdles are achieved at the end of the three-year performance period for awards that were initially granted in December of 2019, 2020, and 2021, respectively.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Expensed share-based compensation(1)	$6,052	$4,261
Capitalized share-based compensation(2)	123	78
Total share-based compensation	$6,175	$4,339
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three months ended March 31, 2022 and 2021, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
    As of March 31, 2022, total unrecognized compensation cost related to all unvested share-based awards was $45.0 million and is expected to be recognized over a weighted average remaining period of 29 months.

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$48,900	$30,643
Less: Preferred stock dividends	(2,314)	(3,636)
Less: Net income attributable to noncontrolling interests	(2,484)	(1,969)
Less: Net income attributable to participating securities	(201)	(141)
Net income attributable to common stockholders –basic and diluted	$43,901	$24,897

Denominator:
Weighted average shares of common stock outstanding – basic	160,628,843	131,612,881
Effect of dilutive securities	419,749	145,863
Weighted average shares of common stock outstanding – diluted	161,048,592	131,758,744

Earnings per share — Basic
Net income attributable to common stockholders	$0.27	$0.19
Earnings per share — Diluted
Net income attributable to common stockholders	$0.27	$0.19
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

14.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to March 31, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
7815 Van Nuys Boulevard(1)	Los Angeles - San Fernando Valley	4/19/2022	34,280	1	$25,000
13535 Larwin Circle	Los Angeles - Mid-Counties	4/21/2022	56,011	1	15,500
Total Subsequent Acquisitions			90,291	2	$40,500
(1)Represents acquisition of a 3.3 acre low-coverage site.

Dividends and Distributions Declared
On April 18, 2022, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	June 30, 2022	July 15, 2022
OP Units	$0.315	June 30, 2022	July 15, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2022	June 30, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2022	June 30, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	June 15, 2022	June 30, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 15, 2022	June 30, 2022
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 15, 2022	June 30, 2022

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
•potential impacts of inflation;
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
•an epidemic or pandemic (such as the outbreak and worldwide spread of coronavirus (“COVID-19”), as well as new variants of the virus, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.
    Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
    As of March 31, 2022, our consolidated portfolio consisted of 312 properties with approximately 38.1 million rentable square feet.
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
2022 Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 76.3% to $43.9 million in first quarter 2022 compared to the first quarter of 2021.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 58.4% to $76.6 million in first quarter 2022 compared to the first quarter of 2021.
•Net operating income (NOI)(1) increased by 40.9% to $107.2 million in first quarter 2022 compared to the first quarter of 2021.
•Total portfolio occupancy at quarter-end was 96.3%.
•Same Property Portfolio(2) occupancy at quarter-end was 99.3%.
•Executed a total of 89 new and renewal leases with a combined 0.9 million rentable square feet, with cash leasing spreads of 71.1% on a GAAP basis and 56.9% on a cash basis.

__________________________
(1) For a reconciliation to net income and a discussion of why we believe Core FFO and NOI are useful supplemental measures of operating performance, see “Non-GAAP Supplemental Measures: Funds From Operations” and “Non-GAAP Supplemental Measures: NOI and Cash NOI” included under Item 2 of this Form 10-Q.
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 2 of this Form 10-Q.

Acquisitions
•During the first quarter of 2022, we completed 14 acquisitions representing 17 properties with 1.5 million rentable square feet of buildings on 82 acres of land, including 13 acres of land for near term redevelopment, for an aggregate purchase price of $457.7 million.
Dispositions
•During the first quarter of 2022, we sold one property with 79,247 rentable square feet for a gross sales price of $16.5 million, and recognized $8.5 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the first quarter of 2022, we stabilized our 111,260 square foot redevelopment property located at 29025-29055 Avenue Paine.
Equity
•During the first quarter of 2022, we entered into forward equity sales agreements under our at-the-market equity offering program with respect to 5,752,268 shares of common stock at a weighted average initial forward sale price of $70.32 per share. In March 2022, we partially settled these forward equity sale agreements and the outstanding forward equity sale agreement from 2021 by issuing 4,402,110 shares of common stock in exchange for net proceeds of $305.9 million. As of March 31, 2022, we had 3,256,514 shares of common stock, or approximately $232.2 million of forward net proceeds remaining for settlement to occur by the second quarter of 2023.
Factors That May Influence Future Results of Operations
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
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the first quarter of 2022 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. We have also observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution is driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to attract incremental ecommerce-oriented demand.
We believe our portfolio’s leasing performance during the first quarter of 2022 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were very strong during the first quarter of 2022. Average asking lease rates increased quarter-over-quarter reaching an all-time high due to high levels of sustained demand and record low vacancy levels, with nearly all submarkets retaining sub 1% vacancy rates. Current market conditions indicate rents are likely to increase through the remainder of 2022 as demand has been consistently strong, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were very strong during the first quarter of 2022. Average asking lease rates increased quarter-over-quarter reaching an all-time high and vacancy was unchanged quarter-over-quarter, remaining at record low levels. Current market conditions indicate rents are likely to increase through the remainder of 2022 due to high demand and the continued low availability of industrial product in this region.
In San Diego, vacancy decreased quarter-over-quarter to a record low and average asking lease rates increased slightly quarter-over-quarter.
    In Ventura County, vacancy and average asking lease rates were mostly unchanged quarter-over-quarter.
    Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased quarter-over-quarter to nearly 0%, which is the lowest vacancy rate on record amongst all of our submarkets, and average asking lease rates increased significantly quarter-over-quarter. Current market conditions indicate rents are likely to continue to increase through the remainder of 2022. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
As of March 31, 2022, 14 of our properties were under current repositioning or redevelopment and none of our properties were in the lease-up stage. In addition, we have a pipeline of 14 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the second quarter of 2022 and the third quarter of 2023. The tables below set forth a summary of these properties, as well the properties that were most recently stabilized in 2021 and 2022, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 3/31/2022
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	2Q-2022	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	—	—	1Q-2021	2Q-2022	100%(4)
11600 Los Nietos Road (Mid-Counties)	LA	106,251	106,251	2Q-2021	3Q-2022	—%
15650-15700 Avalon Boulevard (South Bay)	LA	98,259	98,259	3Q-2021	3Q-2022	100%(5)
900 East Ball Road (North OC)	OC	62,607	62,607	4Q-2021	3Q-2022	100%(6)
19431 Santa Fe Avenue (South Bay)	LA	14,793	14,793	1Q-2022	2Q-2022	—%
8210-8240 Haskell Avenue (SF Valley)	LA	53,886	53,886	1Q-2022	3Q-2022	—%
Total Current Repositioning		500,967	500,967

Future Repositioning:
14100 Vine Place (Mid-Counties)	LA	123,148	123,148	2Q-2022	4Q-2022	100%
3441 MacArthur Boulevard (OC Airport)	OC	117,145	117,145	3Q-2022	1Q-2023	—%
2757 Del Amo Boulevard (South Bay)	LA	57,300	57,300	2Q-2023	3Q-2023	100%
Total Future Repositioning		297,593	297,593

– See footnotes starting on the following page –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(7)	Start	Completion	Total Property Leased % at 3/31/2022
Current Redevelopment:
415-435 Motor Avenue (San Gabriel Valley)	LA	94,315	2Q-2021	2Q-2022	—%
15601 Avalon Boulevard (South Bay)	LA	86,879	3Q-2021	4Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	127,853	3Q-2021	2Q-2023	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	2Q-2023	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	2Q-2023	—%
12752-12822 Monarch Street (West OC)(8)	OC	160,547	1Q-2022	2Q-2023	See footnote (8)
1901 Via Burton (North OC)	OC	139,449	1Q-2022	3Q-2023	—%
Total Current Redevelopment		972,845

Future Redevelopment:
4416 Azusa Canyon Road (San Gabriel Valley)	LA	130,063	2Q-2022	3Q-2023	—%
3233 Mission Oaks Blvd (Ventura)(9)	VC	173,124	2Q-2022	3Q-2023	See footnote (9)
2390-2444 American Way (North OC)	OC	97,170	2Q-2022	4Q-2023	—%
8888-8892 Balboa Avenue (Central SD)	SD	128,400	2Q-2022	4Q-2023	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,570	3Q-2022	1Q-2024	100%
6027 Eastern Avenue (Central LA)	LA	92,781	4Q-2022	4Q-2023	—%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	4Q-2022	4Q-2023	100%
3071 Coronado Street (North OC)	OC	107,000	1Q-2023	4Q-2023	100%
13711 Freeway Drive (Mid-Counties)	LA	108,000	1Q-2023	1Q-2024	100%
12772 San Fernando Road (San Fernando Valley)	LA	143,421	3Q-2023	3Q-2024	52%
21515 Western Avenue (South Bay)	LA	84,100	3Q-2023	3Q-2024	100%
Total Future Redevelopment		1,392,871

Stabilized(10)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 3/31/2022
29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
Total 2022 Stabilized		111,260

The Merge (Inland Empire West)	SB	333,544	2Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372	2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(11)	LA	488,114	3Q-2021	100%
8745-8775 Production Avenue (Central SD)	SD	26,200	3Q-2021	100%
19007 Reyes Avenue (South Bay)(12)	LA	—	3Q-2021	100%
851 Lawrence Drive (Ventura)	VC	90,773	3Q-2021	100%
Total 2021 Stabilized		1,000,003

(1)The estimated start period is the period we anticipate starting physical construction on a project. Prior to physical construction, we engage in pre-construction activities, which include design work, securing permits or entitlements, site work, and other necessary activities preceding construction. The estimated completion period is our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis. The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction (including delays related to supply chain backlogs), changes in scope, and other unforeseen circumstances.
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
(4)At 12133 Greenstone Avenue, a 4.8 acre industrial site, we demolished the existing 12,586 rentable square foot truck terminal building to provide greater functionality as a single tenant container storage facility. As of March 31, 2022, the property has been pre-leased with the lease expected to commence in June 2022, subject to completion of repositioning work.
(5)As of March 31, 2022, 15650-15700 Avalon Boulevard has been pre-leased with the lease expected to commence in August 2022, subject to completion of redevelopment work.
(6)As of March 31, 2022, 900 East Ball Road has been pre-leased with the lease expected to commence in July 2022, subject to completion of redevelopment work.
(7)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(8)As of March 31, 2022, 12752-12822 Monarch Street comprises 276,585 rentable square feet and is 41% occupied. The project includes 111,325 rentable square feet with tenants in-place that are not being redeveloped. We plan to reposition 65,335 rentable square feet, and to demolish 99,925 rentable square feet and construct a new 95,212 rentable square feet building in its place. At completion, the total project will contain 271,872 rentable square feet.
(9)As of March 31, 2022, 3233 Mission Oaks Boulevard comprises 461,717 rentable square feet and is 97% occupied. The project includes 409,217 rentable square feet that are not being redeveloped. We plan to demolish the remaining 52,500 rentable square feet and construct two new buildings comprising 173,124 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 582,341 rentable square feet.
(10)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(11)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. Property leased percentage reflects the two buildings.
(12)At 19007 Reyes Avenue, a 4.5 acre industrial site, we removed the dysfunctional improvements and converted the site into a single tenant paved container storage facility.
    Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $2.0 million of interest expense and $1.1 million of insurance and real estate tax expenses during the three months ended March 31, 2022, respectively, related to our repositioning and redevelopment projects.
Rental Revenues
    Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
    Occupancy Rates
    As of March 31, 2022, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 96.3% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 98.7% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
    As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of March 31, 2022, 14 of our properties with a combined 1.5 million of estimated rentable square feet at completion are under current repositioning or redevelopment. Additionally, we have a near-term pipeline of 14 repositioning and redevelopment projects with a combined 1.7 million of estimated rentable square feet at completion. Vacant space at these properties is concentrated in our Los Angeles and Orange County markets and represents 2.5% of our total consolidated portfolio square footage as of March 31, 2022. Including vacant space at these properties, our weighted average occupancy rate as of March 31, 2022 in our Los Angeles and Orange County markets was 96.2% and 87.4%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of March 31, 2022, in these markets was 98.4% and 98.5%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
    The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County and San Bernardino markets have continued to show historically low vacancy and positive absorption, resulting from the combination of sustained high tenant demand and low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain positive in 2022, and the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth; however, there can be no assurance that recent positive market trends will continue.
    Leasing Activity and Rental Rates
    The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2022:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2022	35	314,567	4.4	$23.19	66.3%	49.1%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2022	54	552,828	3.4	$21.13	72.8%	59.9%	94	1,153,547	79.1%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2022, exclude two leases aggregating 103,216 rentable square feet for which there was no comparable lease data. Of these two excluded leases, one leases for 98,259 rentable square feet was a recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads include all renewal leases executed during the three months ended March 31, 2022.
(6)Includes leases totaling 310,656 rentable square feet that expired during the three months ended March 31, 2022, for which the space has been or will be placed into repositioning or redevelopment.

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
    Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of March 31, 2022, we have 14 current repositioning/redevelopment projects with estimated construction completion periods ranging from the second quarter of 2022 through the third quarter of 2023, and an additional 14 repositioning and redevelopment projects in our pipeline with estimated completion dates through the third quarter of 2024. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
    Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2022, for each of the 10 full and partial calendar years beginning with 2022 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	468,613	1.2%	$—	—%	$—
Current Repositioning(6)	—	959,435	2.5%	—	—%	$—
MTM Tenants	14	281,955	0.7%	3,979	0.9%	$14.11
Remainder of 2022	325	4,112,658	10.8%	43,234	9.8%	$10.51
2023	391	5,287,953	13.9%	65,884	15.0%	$12.46
2024	363	6,288,262	16.5%	69,746	15.9%	$11.09
2025	219	4,562,605	12.0%	51,001	11.6%	$11.18
2026	163	6,030,357	15.8%	69,510	15.8%	$11.53
2027	65	3,102,636	8.1%	32,412	7.4%	$10.45
2028	17	882,297	2.3%	11,027	2.5%	$12.50
2029	15	1,067,688	2.8%	13,014	3.0%	$12.19
2030	12	1,320,331	3.5%	15,404	3.5%	$11.67
2031	17	1,828,263	4.8%	28,264	6.4%	$15.46
Thereafter	29	1,940,113	5.1%	35,959	8.2%	$18.53
Total Consolidated Portfolio	1,630	38,133,166	100.0%	$439,434	100.0%	$11.97
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2022, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2022.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2022.
(5)Represents vacant space (not under repositioning) as of March 31, 2022. Includes leases aggregating 149,237 rentable square feet that had been signed but had not yet commenced as of March 31, 2022.
(6)Represents vacant space at properties that were classified as repositioning or redevelopment properties as of March 31, 2022. Excludes stabilized properties and properties in lease-up. Refer to the table under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” for additional details related to these properties
    As of March 31, 2022, in addition to 0.5 million rentable square feet of currently available space in our portfolio and approximately 1.0 million rentable square feet of vacant space under current repositioning, leases representing 10.8% and

13.9% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2022 and 2023, respectively. During the three months ended March 31, 2022, we renewed 54 leases for 0.6 million rentable square feet, resulting in a 79.1% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the three months ended March 31, 2022, new and renewal leases had a weighted average term of 4.4 and 3.4 years, and we expect future new and renewal leases to have similar terms.
    The leases scheduled to expire during the remainder of 2022 and 2023 represent approximately 9.8% and 15.0% respectively, of the total annualized base rent for our portfolio as of March 31, 2022. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2022 and 2023 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “—Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market, overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore, we expect market dynamics to remain strong and that these positive trends will continue to provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect the remainder of 2022 will show positive renewal rates and leasing spreads.
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

Taxable REIT Subsidiary
As of March 31, 2022, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2022 and 2021.

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
    In our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Note 2 - Summary of Significant Accounting Policies” to the consolidated financial statements under Item 1 of this report on Form 10-Q, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.
Results of Operations
    Our consolidated results of operations are often not comparable from period to period due to the effect of (i) property acquisitions, (ii) property dispositions and (iii) properties that are taken out of service for repositioning or redevelopment during the comparative reporting periods.  Our “Total Portfolio” represents all of the properties owned during the reported periods.  To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions, and repositioning/redevelopment and to highlight the operating results of our on-going business, we have separately presented the results of our “Same Property Portfolio.”
    For the three months ended March 31, 2022 and 2021, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2021 through March 31, 2022, and that were stabilized prior to January 1, 2021, which consisted of 224 properties aggregating approximately 28.6 million rentable square feet. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2021 through March 31, 2022, properties classified as current or future repositioning, redevelopment or lease-up during 2021 or 2022, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 70 properties aggregating approximately 7.2 million rentable square feet that were purchased between January 1, 2021 and March 31, 2022, and the six properties aggregating approximately 0.3 million rentable square feet that were sold between January 1, 2021 and March 31, 2022.
    At March 31, 2022 and 2021, our Same Property Portfolio occupancy was approximately 99.3% and 98.2%, respectively. For the three months ended March 31, 2022 and 2021, our Same Property Portfolio weighted average occupancy was approximately 99.2% and 97.7%, respectively.

    Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
    The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
	2022	2021		Change	2022	2021		Change
REVENUES
Rental income	$100,215	$91,958	$8,257	9.0%	$140,588	$99,644	$40,944	41.1%
Management and leasing services	—	—	—	—%	163	105	58	55.2%
Interest income	—	—	—	—%	1	14	(13)	(92.9)%
TOTAL REVENUES	100,215	91,958	8,257	9.0%	140,752	99,763	40,989	41.1%
OPERATING EXPENSES
Property expenses	23,857	21,256	2,601	12.2%	33,429	23,575	9,854	41.8%
General and administrative	—	—	—	—%	14,717	11,480	3,237	28.2%
Depreciation and amortization	29,731	31,834	(2,103)	(6.6)%	42,471	35,144	7,327	20.8%
TOTAL OPERATING EXPENSES	53,588	53,090	498	0.9%	90,617	70,199	20,418	29.1%
OTHER EXPENSES
Other expenses	—	—	—	—%	38	29	9	31.0%
Interest expense	—	—	—	—%	9,683	9,752	(69)	(0.7)%
TOTAL EXPENSES	53,588	53,090	498	0.9%	100,338	79,980	20,358	25.5%
Gains on sale of real estate	—	—	—	—%	8,486	10,860	(2,374)	(21.9)%
NET INCOME	$46,627	$38,868	$7,759	20.0%	$48,900	$30,643	$18,257	59.6%
Rental Income
    In the following table, we present the components of rental income, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
Category	2022	2021		Change	2022	2021		Change
Rental revenue(1)	$82,259	$76,380	$5,879	7.7%	$115,572	$82,853	$32,719	39.5%
Tenant reimbursements (2)	17,714	15,477	2,237	14.5%	24,553	16,644	7,909	47.5%
Other income(3)	242	101	141	139.6%	463	147	316	215.0%
Rental income	$100,215	$91,958	$8,257	9.0%	$140,588	$99,644	$40,944	41.1%
    Our Same Property Portfolio and Total Portfolio rental income increased by $8.3 million, or 9.0%, and $40.9 million, or 41.1%, respectively, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, for the reasons described below:

(1) Rental Revenue
    Our Same Property Portfolio and Total Portfolio rental revenue increased by $5.9 million, or 7.7%, and $32.7 million, or 39.5%, respectively, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, an increase in the weighted average occupancy of the portfolio, and a net increase in rental revenue of $0.5 million due to the combination of bad debt recoveries and a decrease in reserves for tenant and deferred rent receivables deemed not probable of collection, partially offset by a decrease of $0.7 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 70 properties we acquired between January 1, 2021, and March 31, 2022.
(2) Tenant Reimbursements
    Our Same Property Portfolio tenant reimbursements revenue increased by $2.2 million, or 14.5%, and our Total Portfolio tenant reimbursements revenue increased by $7.9 million, or 47.5%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio, higher reimbursable insurance expenses as a result of higher overall premiums and additional earthquake insurance coverage, and an increase in reimbursable property tax expenses, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 70 properties we acquired between January 1, 2021, and March 31, 2022.
(3) Other Income
    Our Same Property Portfolio and Total Portfolio other income increased by $0.1 million, or 139.6%, and $0.3 million, or 215.0%, respectively, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the recommencement of charging fees for late rental payments, which until recently was prohibited due COVID-19 related governmental measures, and an increase in other miscellaneous income.
Management and Leasing Services
    Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 55.2%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Interest Income
    Interest income decreased by $13 thousand, or 92.9%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Property Expenses
    Our Same Property Portfolio and Total Portfolio property expenses increased by $2.6 million, or 12.2%, and $9.9 million, or 41.8%, respectively, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in our Same Property Portfolio property expenses is primarily due to an increase in insurance expense as a result of higher overall premiums and additional earthquake insurance coverage, an increase in allocated overhead costs and an increase in real estate tax expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 70 properties we acquired between January 1, 2021, and March 31, 2022.
General and Administrative
    Our Total Portfolio general and administrative expenses increased by $3.2 million, or 28.2%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2020 and 2021, accrued bonus expense and payroll related costs due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $2.1 million, or 6.6%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2021, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2021, and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $7.3 million, or 20.8%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the incremental expense from the 70 properties we acquired between January 1, 2021, and March 31, 2022.
Other Expenses
    Our Total Portfolio other expenses increased by $9 thousand, or 31.0%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Interest Expense
    Our Total Portfolio interest expense decreased by $0.1 million, or 0.7%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease in interest expense is primarily comprised of the following: (i) a $1.4 million net decrease related to the repayment of the $225 Million Term Loan Facility and termination of the related interest rate swaps in August 2021, (ii) a $1.3 million increase in capitalized interest related to redevelopment and repositioning activity, (iii) a $0.4 million net decrease related to the interest rate swap that was terminated in November 2020 which had a loss balance in accumulated other comprehensive income/(loss) that was amortized into interest expense through August 2021, and (iv) a $0.2 million decrease related our $150 million unsecured term loan facility that was amended on June 30, 2021 to reduce the applicable LIBOR margin. These decreases were partially offset by the following increases: (i) a $2.4 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021 and (ii) a $0.6 million increase due to an increase in borrowings under our unsecured revolving credit facility and higher facility fees due to an increase in our borrowing capacity.
Gains on Sale of Real Estate
During the three months ended March 31, 2022, we recognized a gain on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million. During the three months ended March 31, 2021, we recognized a total gain on sale of real estate of $10.9 million from the disposition of two properties that were sold for an aggregate gross sales price of $20.8 million.

Non-GAAP Supplemental Measure: Funds From Operations and Core Funds From Operations
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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$48,900	$30,643
Add:
Depreciation and amortization	42,471	35,144
Deduct:
Gains on sale of real estate	8,486	10,860
Funds From Operations (FFO)	$82,885	$54,927
Adjust
Acquisition expenses	36	29
Amortization of loss on termination of interest rate swaps	112	410
Core FFO	83,033	55,366
Less: preferred stock dividends	(2,314)	(3,636)
Less: Core FFO attributable to noncontrolling interest(1)	(3,793)	(3,155)
Less: Core FFO attributable to participating securities(2)	(296)	(211)
Core FFO attributable to common stockholders	$76,630	$48,364
(1)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units, Series 2 CPOP Units and Series 3 CPOP Units.

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
    The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental income	$140,588	$99,644
Less: Property expenses	33,429	23,575
Net Operating Income	$107,159	$76,069
Amortization of (below) above market lease intangibles, net	(5,091)	(2,712)
Straight line rental revenue adjustment	(6,901)	(4,199)
Cash Net Operating Income	$95,167	$69,158

    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$48,900	$30,643
Add:
General and administrative	14,717	11,480
Depreciation and amortization	42,471	35,144
Other expenses	38	29
Interest expense	9,683	9,752
Deduct:
Management and leasing services	163	105
Interest income	1	14
Gains on sale of real estate	8,486	10,860
Net Operating Income	$107,159	$76,069
Amortization of (below) above market lease intangibles, net	(5,091)	(2,712)
Straight line rental revenue adjustment	(6,901)	(4,199)
Cash Net Operating Income	$95,167	$69,158

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
    The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$48,900	$30,643
Interest expense	9,683	9,752
Depreciation and amortization	42,471	35,144
Gains on sale of real estate	(8,486)	(10,860)
EBITDAre	$92,568	$64,679

Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At March 31, 2022, the Operating Partnership had issued and outstanding $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
As of March 31, 2022, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities with an aggregate principal amount of $1.5 billion, of which $2.6 million is due within 12 months;
•Total scheduled interest payments on our fixed rate debt and projected interest payments on our variable rate debt and interest rate swap of $284.6 million, of which $42.0 million is due within 12 months;
•Commitments of $82.8 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $28.8 million, of which $2.2 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
    As of March 31, 2022, our cash and cash equivalents were $48.8 million, and we had borrowings of $125.0 million outstanding under our unsecured revolving credit facility, leaving $575.0 million available for future borrowings.
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

    ATM Program
On January 13, 2022, we established a new at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $750.0 million (the “2022 ATM Program”). The 2022 ATM Program replaces our previous $750.0 million at-the-market equity offering program, which was established on November 9, 2020, under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022. We may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under the 2022 ATM Program. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three months ended March 31, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2022 ATM program with respect to 5,752,268 shares of common stock at weighted average initial forward sale price of $70.32 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
In March 2022, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2021, and a portion of the forward equity sale agreements related to the 2022 ATM Program by issuing 4,402,110 shares of our common stock for net proceeds of $305.9 million. The net proceeds were calculated based on a weighted average net forward sale price at the time of settlement of $69.49 per share. As of March 31, 2022, we had 3,256,514 shares of common stock, or approximately $232.2 million of forward net proceeds remaining for settlement to occur by the second quarter of 2023, based on net forward sales price of $71.29 per share.
As of March 31, 2022, approximately $339.7 million of common stock remains available to be sold under the 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the 2022 Million ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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
During the three months ended March 31, 2022, we completed the disposition of one property for a sales price of $16.5 million and total net cash proceeds of $15.3 million. The net cash proceeds were used to partially fund the acquisition of one property during the three months ended March 31, 2022, through a 1031 Exchange transaction.
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
Investment Grade Rating
Our credit ratings at March 31, 2022, were Baa3 (Stable outlook) from Moody’s, BBB (Positive outlook) from S&P and BBB (Positive outlook) from Fitch with respect to our Credit Agreement (described below), $150 million unsecured term loan facility (the “$150 Million Term Loan Facility”), $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit rating at March 31, 2022, was BB+ from both Fitch and S&P with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
    Credit Agreement
As of March 31, 2022, under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $700.0 million (the “Revolver”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments up to an additional aggregate $700.0 million, which may be comprised of additional revolving commitments under the Revolver, term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on February 13, 2024 and has two six-month extension options available. The Revolver may be voluntarily prepaid in whole or in part at any time without premium or penalty.
Interest on the Revolver is generally to be paid based upon, at our option, either (i) LIBOR plus an applicable margin that is based upon our investment grade ratings or (ii) the Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate or (c) the Eurodollar Rate plus 1.00%) plus an applicable margin that is based on our investment grade ratings. As of March 31, 2022, the margins range from 0.725% to 1.40% per annum for LIBOR-based loans and 0.00% to 0.45% per annum for Base Rate-based loans, depending on our investment grade ratings.
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
    As of the filing date of this Quarterly Report on Form 10-Q, we had $215.0 million outstanding under the Revolver, leaving $485.0 million available for future borrowings.
Uses of Liquidity
Acquisitions
    One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we have acquired 19 properties with 1.6 million rentable square feet of buildings on 88 acres of land, for an aggregate purchase price of $498.2 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have over $500.0 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the three months ended March 31, 2022.

Recurring and Nonrecurring Capital Expenditures
    Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of March 31, 2022, 14 of our properties were under current repositioning, redevelopment, or lease-up and we have a pipeline of 14 additional properties for which we anticipate beginning construction work over the next six quarters. We currently estimate that approximately $364.6 million of capital will be required over the next three partial and full years (2022-2024) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of cash flow from operations, the issuance of common stock under the 2022 ATM Program and borrowings available under the Revolver.
    The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2022
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$18,815	15,910,777	$1.18
Recurring Capital Expenditures(5)	1,251	37,265,952	$0.03
Total Capital Expenditures	$20,066
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

    On April 18, 2022, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	June 30, 2022	July 15, 2022
OP Units	$0.315	June 30, 2022	July 15, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2022	June 30, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2022	June 30, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	June 15, 2022	June 30, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 15, 2022	June 30, 2022
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 15, 2022	June 30, 2022

Consolidated Indebtedness
    The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2022:

	Contractual Maturity Date		Margin Above LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)	Maturity Date of Effective Swaps
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	2/13/2024	(4)	0.850%	(5)	1.302%		$125,000
$150M Term Loan Facility	5/22/2025		0.950%	(5)	3.713%	(6)	150,000	11/22/2024
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,400,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$3,922
$60M Term Loan	8/1/2023	(7)	1.700%		2.152%		57,912
960-970 Knox Street	11/1/2023		n/a		5.000%		2,377
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,783
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,586
5160 Richton Street	11/15/2024		n/a		3.790%		4,243
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,665
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		15,232
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,983
Gilbert/La Palma	3/1/2031		n/a		5.125%		2,074
7817 Woodley Avenue	8/1/2039		n/a		4.140%		3,102
2515 Western Avenue	9/1/2042		n/a		4.500%		13,007
Total Secured Debt							$137,486
Total Consolidated Debt					2.735%		$1,537,486
(1)Includes the effect of one interest rate swap that was effective as of March 31, 2022.  Assumes a 1-month LIBOR rate of 0.452% as of March 31, 2022, as applicable. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $13.2 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2022.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.125% to 0.300% per annum depending upon our investment grade rating.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)As of March 31, 2022, the interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margin will range from 0.725% to 1.400% per annum for the Revolver and 0.80% to 1.60% per annum for the $150 Million Term Loan Facility, depending on our investment grade rating, which may change from time to time.

(6)As of March 31, 2022, the $150 Million Term Loan Facility has been effectively fixed at 2.7625% plus an applicable LIBOR margin through the use of an interest rate swap with a notional value of $150.0 million and an effective date of July 22, 2019.
(7)The $60 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

    The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2022:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	7.7	2.89%	2.89%	$1,354,574	88%
Variable	1.7	LIBOR + 1.12%	1.57%	$182,912	12%
Secured vs. Unsecured:
Secured	4.9		3.31%	$137,486	9%
Unsecured	7.2		2.68%	$1,400,000	91%
(1)Includes the effect of interest rate swaps that were effective as of March 31, 2022.  Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.  Assumes a one-month LIBOR rate of 0.452% as of March 31, 2022, as applicable.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $13.2 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2022.
    At March 31, 2022, we had total consolidated indebtedness of $1.5 billion, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 2.73% and an average term-to-maturity of 7.0 years.  As of March 31, 2022, $1.4 billion, or 88% of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($1.2 billion) or an interest rate swap ($150.0 million).
    At March 31, 2022, we had consolidated indebtedness of $1.5 billion, reflecting a net debt to total combined market capitalization of approximately 10.3%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
    We were in compliance with all of our quarterly debt covenants as of March 31, 2022.

Cash Flows
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
    The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Cash provided by operating activities	$91,592	$36,376	$55,216
Cash used in investing activities	$(471,622)	$(172,401)	$(299,221)
Cash provided by financing activities	$384,876	$82,482	$302,394

    Net cash provided by operating activities. Net cash provided by operating activities increased by $55.2 million to $91.6 million for the three months ended March 31, 2022, compared to $36.4 million for the three months ended March 31, 2021.  The increase was primarily attributable to the timing of the second property tax installment payments which were paid in April 2022 (subsequent to March 31, 2022) for the 2021-2022 tax year compared to March 2021 for the 2020-2021 tax year, the incremental cash flows from property acquisitions completed subsequent to January 1, 2021, and the increase in Cash NOI from our Same Property Portfolio.
    Net cash used in investing activities. Net cash used in investing activities increased by $299.2 million to $471.6 million for the three months ended March 31, 2022, compared to $172.4 million for the three months ended March 31, 2021. The increase was primarily attributable to a $290.5 million increase in cash paid for property acquisitions and acquisition related deposits, a $4.6 million decrease in proceeds from the sale of real estate for comparable periods and a $4.1 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects.
    Net cash provided by financing activities. Net cash provided by financing activities increased by $302.4 million to $384.9 million for the three months ended March 31, 2022, compared to $82.5 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase of $187.5 million in net cash proceeds from the issuance of shares of common stock and an increase of $125.0 million in net borrowings under the Revolver.
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

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk
    Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon LIBOR.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements.
    As of March 31, 2022, the $150 Million Term Loan Facility has been effectively fixed through the use of an interest rate swap. The interest rate swap has a notional value of $150.0 million, an effective date of July 22, 2019, a maturity date of November 22, 2024, and currently fixes the annual interest rate payable on the $150 Million Term Loan Facility at 2.7625% plus an applicable margin under the terms of the $150 Million Term Loan Facility.
    At March 31, 2022, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $1.54 billion. Of this total amount, $1.35 billion, or 88%, had an interest rate that was effectively fixed under the terms of the loan or an interest rate swap.  The remaining $182.9 million, or 12%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of March 31, 2022, if LIBOR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.9 million annually.  If LIBOR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.8 million annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report.
    Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors
Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The potential impacts of future climate change and governmental initiatives remain uncertain at this time but could result in increased operating costs.
Our assets and tenants may be exposed to potential risks from possible future climate change that could result in physical and regulatory impacts, an increase in sea level, flooding, and catastrophic weather events and fires. The occurrence of sea level rise or one or more natural disasters, such as floods, wildfires and earthquakes (whether or not caused by climate change), could increase our operating costs, impair our tenants’ ability to lease property and pay rent and negatively affect our financial performance. Additional risks related to our business and operations as a result of climate change include both physical and transition risks such as:
•higher energy costs as a result of extreme weather events, extreme temperatures or increased demand for limited resources;
•higher maintenance and repair costs due to increasing temperatures and more frequent heatwaves;
•higher costs of materials due limited availability of raw materials and requirements that may limit types of material for construction;
•limited availability of water and higher costs due to droughts caused by low snowpack;
•reduced labor pool and lease rates as a result of increasing air pollution and related illnesses; and
•reduced tenant appeal and/or investor interest in the event that certain tenant priorities and/or investor expectations regarding sustainability and efficient building practices are not met.
In addition, laws and regulations targeting climate change could result in stricter energy efficiency standards and increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to effectively pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	—	$—	N/A	N/A
February 1, 2022 to February 28, 2022	201	$71.65	N/A	N/A
March 1, 2022 to March 31, 2022	28,901	$69.21	N/A	N/A
	29,102	$69.23	N/A	N/A
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

3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on February 14, 2020)
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on November 9, 2017)
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on September 19, 2019)
3.5	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 21, 2022)
10.1
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate. (incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the registrant on January 13, 2022)

10.2
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC. (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on January 13, 2022)

10.3
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on January 13, 2022)

10.4
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate. (incorporated by reference to Exhibit 1.4 of Form 8-K, filed by the registrant on January 13, 2022)

10.5
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Citigroup Global Markets Inc. and its affiliate. (incorporated by reference to Exhibit 1.5 of Form 8-K, filed by the registrant on January 13, 2022)

10.6
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC. (incorporated by reference to Exhibit 1.6 of Form 8-K, filed by the registrant on January 13, 2022)

10.7
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC. (incorporated by reference to Exhibit 1.7 of Form 8-K, filed by the registrant on January 13, 2022)

10.8
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate. (incorporated by reference to Exhibit 1.8 of Form 8-K, filed by the registrant on January 13, 2022)

10.9
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate. (incorporated by reference to Exhibit 1.9 of Form 8-K, filed by the registrant on January 13, 2022)

10.10
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC. (incorporated by reference to Exhibit 1.10 of Form 8-K, filed by the registrant on January 13, 2022)

10.11
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate. (incorporated by reference to Exhibit 1.11 of Form 8-K, filed by the registrant on January 13, 2022)

10.12
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Stifel, Nicolaus & Company, Incorporated. (incorporated by reference to Exhibit 1.12 of Form 8-K, filed by the registrant on January 13, 2022)

10.13
Equity Distribution Agreement, dated January 13, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. (incorporated by reference to Exhibit 1.13 of Form 8-K, filed by the registrant on January 13, 2022)

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

April 25, 2022	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

April 25, 2022	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

April 25, 2022	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)