Form 10-Q
period 2022-06-30
Rexford Industrial Realty, Inc.
filed 2022-07-26
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 22, 2022 was 171,067,048.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Land	$4,896,343	$4,143,021
Buildings and improvements	2,923,571	2,588,836
Tenant improvements	136,905	127,708
Furniture, fixtures and equipment	132	132
Construction in progress	90,192	71,375
Total real estate held for investment	8,047,143	6,931,072
Accumulated depreciation	(538,711)	(473,382)
Investments in real estate, net	7,508,432	6,457,690
Cash and cash equivalents	34,317	43,987
Restricted cash	—	11
Rents and other receivables, net	10,382	11,027
Deferred rent receivable, net	75,024	61,511
Deferred leasing costs, net	37,343	32,940
Deferred loan costs, net	5,532	1,961
Acquired lease intangible assets, net	164,764	132,158
Acquired indefinite-lived intangible	5,156	5,156
Other assets	19,513	19,066
Acquisition related deposits	18,475	8,445
Assets associated with real estate held for sale	—	7,213
Total Assets	$7,878,938	$6,781,165
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,660,521	$1,399,565
Interest rate swap liability	—	7,482
Accounts payable, accrued expenses and other liabilities	81,742	65,833
Dividends and distributions payable	56,300	40,143
Acquired lease intangible liabilities, net	149,580	127,017
Tenant security deposits	64,436	57,370
Prepaid rents	14,661	15,829
Liabilities associated with real estate held for sale	—	231
Total Liabilities	2,027,240	1,713,470
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2022 and December 31, 2021 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at June 30, 2022 and December 31, 2021 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 171,064,419 and 160,511,482 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,711	1,605
Additional paid in capital	5,556,819	4,828,292
Cumulative distributions in excess of earnings	(216,588)	(191,120)
Accumulated other comprehensive loss	(2,974)	(9,874)
Total stockholders’ equity	5,494,644	4,784,579
Noncontrolling interests	357,054	283,116
Total Equity	5,851,698	5,067,695
Total Liabilities and Equity	$7,878,938	$6,781,165
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental income	$148,987	$104,236	$289,575	$203,880
Management and leasing services	130	109	293	214
Interest income	1	15	2	29
TOTAL REVENUES	149,118	104,360	289,870	204,123
OPERATING EXPENSES
Property expenses	35,405	24,555	68,834	48,130
General and administrative	14,863	10,695	29,580	22,175
Depreciation and amortization	46,609	36,228	89,080	71,372
TOTAL OPERATING EXPENSES	96,877	71,478	187,494	141,677
OTHER EXPENSES
Other expenses	295	2	333	31
Interest expense	10,168	9,593	19,851	19,345
TOTAL EXPENSES	107,340	81,073	207,678	161,053
Loss on extinguishment of debt	(877)	—	(877)	—
Gains on sale of real estate	—	2,750	8,486	13,610
NET INCOME	40,901	26,037	89,801	56,680
Less: net income attributable to noncontrolling interests	(2,290)	(1,710)	(4,774)	(3,679)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	38,611	24,327	85,027	53,001
Less: preferred stock dividends	(2,315)	(3,637)	(4,629)	(7,273)
Less: earnings allocated to participating securities	(203)	(139)	(404)	(280)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$36,093	$20,551	$79,994	$45,448
Net income attributable to common stockholders per share - basic	$0.22	$0.15	$0.49	$0.34
Net income attributable to common stockholders per share - diluted	$0.22	$0.15	$0.49	$0.34
Weighted average shares of common stock outstanding - basic	164,895,701	134,312,672	162,774,059	132,970,234
Weighted average shares of common stock outstanding - diluted	165,200,577	134,819,742	163,136,372	133,296,701

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$40,901	$26,037	$89,801	$56,680
Other comprehensive income: cash flow hedge adjustments	716	1,797	7,167	5,706
Comprehensive income	41,617	27,834	96,968	62,386
Comprehensive income attributable to noncontrolling interests	(2,306)	(1,830)	(5,041)	(3,995)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$39,311	$26,004	$91,927	$58,391

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	$155,676	165,017,587	$1,650	$5,133,875	$(198,999)	$(3,674)	$5,088,528	$299,232	$5,387,760
Issuance of common stock	—	5,967,783	60	425,350	—	—	425,410	—	425,410
Offering costs	—	—	—	(6,339)	—	—	(6,339)	—	(6,339)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Share-based compensation	—	13,827	—	1,457	—	—	1,457	5,049	6,506
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(136)	—	(10)	—	—	(10)	—	(10)
Conversion of OP Units to common stock	—	65,358	1	2,486	—	—	2,487	(2,487)	—
Net income	2,315	—	—	—	36,296	—	38,611	2,290	40,901
Other comprehensive income	—	—	—	—	—	700	700	16	716
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,315)	—	—	—	—	—	(2,315)	—	(2,315)
Preferred unit distributions	—	—	—	—	—	—	—	(798)	(798)
Common stock dividends ($0.315 per common share)	—	—	—	—	(53,885)	—	(53,885)	—	(53,885)
Common unit distributions	—	—	—	—	—	—	—	(2,415)	(2,415)
Balance at June 30, 2022	$155,676	171,064,419	$1,711	$5,556,819	$(216,588)	$(2,974)	$5,494,644	$357,054	$5,851,698

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$242,327	133,897,360	$1,338	$3,300,333	$(170,487)	$(13,996)	$3,359,515	$288,703	$3,648,218
Issuance of common stock	—	3,607,313	37	193,304	—	—	193,341	—	193,341
Offering costs	—	—		(2,144)	—	—	(2,144)	—	(2,144)
Share-based compensation	—	9,896	—	963	—	—	963	3,596	4,559
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(188)	—	(10)	—	—	(10)	—	(10)
Conversion of OP Units to common stock	—	213,617	2	7,177	—	—	7,179	(7,179)	—
Net income	3,637	—	—	—	20,690		24,327	1,710	26,037
Other comprehensive income	—	—	—	—	—	1,677	1,677	120	1,797
Preferred stock dividends ($0.367188 per series A and series B preferred share and $0.351563 per series C preferred share)	(3,637)	—	—	—	—	—	(3,637)	—	(3,637)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.24 per common share)	—	—	—	—	(33,054)	—	(33,054)	—	(33,054)
Common unit distributions	—	—	—	—	—	—	—	(1,627)	(1,627)
Balance at June 30, 2021	$242,327	137,727,998	$1,377	$3,499,623	$(182,851)	$(12,319)	$3,548,157	$284,615	$3,832,772

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	10,369,893	104	735,919	—	—	736,023	—	736,023
Offering costs	—	—	—	(11,246)	—	—	(11,246)	—	(11,246)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	125,114	1	2,654	—	—	2,655	10,026	12,681
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,238)	—	(2,025)	—	—	(2,025)	—	(2,025)
Conversion of OP units to common stock	—	87,168	1	3,225	—	—	3,226	(3,226)	—
Net income	4,629	—	—	—	80,398	—	85,027	4,774	89,801
Other comprehensive income	—	—	—	—	—	6,900	6,900	267	7,167
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(1,521)	(1,521)
Common stock dividends ($0.63 per common share)	—	—	—	—	(105,866)	—	(105,866)	—	(105,866)
Distributions	—	—	—	—	—	—	—	(4,549)	(4,549)
Balance at June 30, 2022	$155,676	171,064,419	$1,711	$5,556,819	$(216,588)	$(2,974)	$5,494,644	$357,054	$5,851,698

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	6,022,699	61	313,115	—	—	313,176	—	313,176
Offering costs	—	—	—	(3,732)	—	—	(3,732)	—	(3,732)
Share-based compensation	—	92,791	1	1,790	—	—	1,791	7,107	8,898
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(28,334)	—	(1,365)	—	—	(1,365)	—	(1,365)
Conversion of units to common stock	—	214,804	2	7,216	—	—	7,218	(7,218)	—
Net income	7,273	—	—	—	45,728	—	53,001	3,679	56,680
Other comprehensive income	—	—	—	—	—	5,390	5,390	316	5,706
Preferred stock dividends ($0.734376 per series A and series B preferred share and $0.703126 per series C preferred share)	(7,273)	—	—	—	—	—	(7,273)	—	(7,273)
Preferred unit distributions	—	—	—	—	—	—	—	(1,416)	(1,416)
Common stock dividends ($0.48 per share)	—	—	—	—	(65,190)	—	(65,190)	—	(65,190)
Distributions	—	—	—	—	—	—	—	(3,304)	(3,304)
Balance at June 30, 2021	$242,327	137,727,998	$1,377	$3,499,623	$(182,851)	$(12,319)	$3,548,157	$284,615	$3,832,772

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,801	$56,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,080	71,372
Amortization of (below) above market lease intangibles, net	(11,217)	(6,098)
Amortization of debt issuance costs	1,083	894
Amortization of discount (premium) on notes payable, net	123	(57)
Loss on extinguishment of debt	877	—
Gain on sale of real estate	(8,486)	(13,610)
Equity based compensation expense	12,394	8,724
Straight-line rent	(15,342)	(9,039)
Payments for termination/settlement of interest rate derivatives	(589)	—
Amortization related to termination/settlement of interest rate derivatives	274	820
Change in working capital components:
Rents and other receivables	1,987	2,059
Deferred leasing costs	(3,140)	(6,701)
Other assets	5,636	(4,506)
Accounts payable, accrued expenses and other liabilities	(607)	(3,270)
Tenant security deposits	3,641	5,117
Prepaid rents	(2,608)	(708)
Net cash provided by operating activities	162,907	101,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(992,482)	(412,819)
Capital expenditures	(55,217)	(49,514)
Payments for deposits on real estate acquisitions, net	(17,850)	(14,540)
Proceeds from sale of real estate	15,315	27,715
Net cash used in investing activities	(1,050,234)	(449,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	724,777	309,444
Proceeds from borrowings	1,252,000	15,000
Repayment of borrowings	(991,185)	(15,652)
Debt issuance costs	(5,513)	(975)
Dividends paid to preferred stockholders	(4,629)	(7,273)
Dividends paid to common stockholders	(90,504)	(60,392)
Distributions paid to common unitholders	(3,754)	(3,168)
Distributions paid to preferred unitholders	(1,521)	(1,416)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,025)	(1,365)
Net cash provided by financing activities	877,646	234,203
Increase (decrease) in cash, cash equivalents and restricted cash	(9,681)	(113,278)
Cash, cash equivalents and restricted cash, beginning of period	43,998	177,523
Cash, cash equivalents and restricted cash, end of period	$34,317	$64,245
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,402 and $1,625 for the six months ended June 30, 2022 and 2021, respectively)	$18,482	$18,118
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,363	$—
Issuance of OP Units in connection with acquisition of real estate	$56,167	$—
Issuance of 3.00% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$12,000	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$—	$3,346
Accrual for capital expenditures	$16,420	$11,915
Accrual of dividends and distributions	$56,300	$34,681
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2022, our consolidated portfolio consisted of 330 properties with approximately 39.4 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2022 and December 31, 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$43,987	$176,293
Restricted cash	11	1,230
Cash, cash equivalents and restricted cash, beginning of period	$43,998	$177,523

Cash and cash equivalents	$34,317	$64,219
Restricted cash	—	26
Cash, cash equivalents and restricted cash, end of period	$34,317	$64,245
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
For asset acquisitions, we allocate the cost of the acquisition, which includes cash and non-cash consideration paid to the seller and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. These individual assets and liabilities typically include land, building and improvements, tenant improvements, intangible assets and liabilities related to above- and below-market leases, intangible assets related to in-place leases, and from time to time, assumed mortgage debt. As there is no measurement period concept for an asset acquisition, the allocated cost of the acquired assets is finalized in the period in which the acquisition occurs.
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2022, we used discount rates ranging from 4.75% to 7.50% and exit capitalization rates ranging from 3.75% to 6.25%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2022, we used an estimated average lease-up period ranging from six months to twelve months.
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
We capitalized interest costs of $2.4 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $1.6 million during the six months ended June 30, 2022 and 2021 respectively. We capitalized real estate taxes and insurance costs aggregating $1.3 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively. We capitalized compensation costs for employees who provide construction services of $2.1 million and $1.4 million during the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $2.7 million during the six months ended June 30, 2022 and 2021, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of June 30, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, our property located at 28159 Avenue Stanford was classified as held for sale. See “Note 3 – Investments in Real Estate” for details.

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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three and six months ended June 30, 2022 and 2021, there were no impairment charges recorded to the carrying value of our properties.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2022 and 2021.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2022, and December 31, 2021, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases, including deferred rent receivables arising from straight-line recognition of rental income. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.2 million as a net increase adjustment to rental income and $0.1 million as a net reduction adjustment to rental income for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million as a net increase adjustment and $0.6 million as a net reduction adjustment to rental income for the six months ended June 30, 2022 and 2021, respectively, in the consolidated statements of operations.
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
Under relevant accounting guidance, sales of our common stock under forward equity sale agreements (as discussed in “Note 11 – Equity”) are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.
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
Reference Rate Reform
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As of June 30, 2022, all our derivatives impacted by this guidance have been terminated.
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

3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the six months ended June 30, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
444 Quay Avenue(2)	Los Angeles - South Bay	1/14/2022	29,760	1	$10,760
18455 Figueroa Street	Los Angeles - South Bay	1/31/2022	146,765	2	64,250
24903 Avenue Kearny	Los Angeles - San Fernando Valley	2/1/2022	214,436	1	58,463
19475 Gramercy Place	Los Angeles - South Bay	2/2/2022	47,712	1	11,300
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/8/2022	56,510	1	25,000
13700-13738 Slover Ave(2)	San Bernardino - Inland Empire West	2/10/2022	17,862	1	13,209
Meggitt Simi Valley	Ventura	2/24/2022	285,750	3	57,000
21415-21605 Plummer Street	Los Angeles - San Fernando Valley	2/25/2022	231,769	2	42,000
1501-1545 Rio Vista Avenue	Los Angeles - Central	3/1/2022	54,777	2	28,000
17011-17027 Central Avenue	Los Angeles - South Bay	3/9/2022	52,561	3	27,363
2843 Benet Road	San Diego - North County	3/9/2022	35,000	1	12,968
14243 Bessemer Street	Los Angeles - San Fernando Valley	3/9/2022	14,299	1	6,594
2970 East 50th Street	Los Angeles - Central	3/9/2022	48,876	1	18,074
19900 Plummer Street	Los Angeles - San Fernando Valley	3/11/2022	43,472	1	15,000
Long Beach Business Park	Los Angeles - South Bay	3/17/2022	123,532	4	24,000	(3)
13711 Freeway Drive(4)	Los Angeles - Mid-Counties	3/18/2022	82,092	1	34,000
6245 Providence Way	San Bernardino - Inland Empire West	3/22/2022	27,636	1	9,672
7815 Van Nuys Blvd	Los Angeles - San Fernando Valley	4/19/2022	43,101	1	25,000
13535 Larwin Circle	Los Angeles - Mid-Counties	4/21/2022	56,011	1	15,500
1154 Holt Blvd	San Bernardino - Inland Empire West	4/29/2022	35,033	1	14,158
900-920 Allen Avenue	Los Angeles - San Fernando Valley	5/3/2022	68,630	2	25,000
1550-1600 Champagne Avenue	San Bernardino - Inland Empire West	5/6/2022	124,243	1	46,850
10131 Banana Avenue(2)	San Bernardino - Inland Empire West	5/6/2022	—	—	26,166
2020 Central Avenue	Los Angeles - South Bay	5/20/2022	30,233	1	10,800
14200-14220 Arminta Street(5)	Los Angeles - San Fernando Valley	5/25/2022	200,003	1	80,653
1172 Holt Blvd	San Bernardino - Inland Empire West	5/25/2022	44,004	1	17,783
1500 Raymond Avenue(4)	Orange County - North	6/1/2022	—	—	45,000
2400 Marine Avenue	Los Angeles - South Bay	6/2/2022	50,000	2	30,000
14434-14527 San Pedro Street	Los Angeles - South Bay	6/3/2022	118,923	1	49,105
20900 Normandie Avenue	Los Angeles - South Bay	6/3/2022	74,038	1	39,980
15771 Red Hill Avenue	Orange County - Airport	6/9/2022	100,653	1	46,000
14350 Arminta Street	Los Angeles - San Fernando Valley	6/10/2022	18,147	1	8,400
29125 Avenue Paine	Los Angeles - San Fernando Valley	6/14/2022	175,897	1	45,000
3935-3949 Heritage Oak Court	Ventura	6/22/2022	186,726	1	56,400
620 Anaheim Street	Los Angeles - South Bay	6/23/2022	34,555	1	17,100
Total 2022 Property Acquisitions			2,873,006	45	$1,056,548

(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $16.5 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $1.07 billion. Each acquisition was funded with available cash on hand unless otherwise noted.
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
(5)On May 25, 2022, we acquired the property located at 14200-14220 Arminta Street for a purchase price of $80.7 million, exclusive of closing costs. The acquisition was funded through a combination of cash on hand and the issuance of 954,000 common units of limited partnership interests in the Operating Partnership valued at $56.2 million.
    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2022 Acquisitions
Assets:
Land	$753,321
Buildings and improvements	299,798
Tenant improvements	7,159
Acquired lease intangible assets(1)	51,966
Right of use asset - ground lease(2)	4,787
Other acquired assets(3)	496
Total assets acquired	$1,117,527

Liabilities:
Acquired lease intangible liabilities(4)	$34,842
Deferred rent liabilities(5)	4,339
Lease liability - ground lease(2)	4,787
Other assumed liabilities(3)	5,091
Total liabilities assumed	$49,059
Net assets acquired	$1,068,468
(1)Acquired lease intangible assets is comprised of (i) $34.8 million of in-place lease intangibles with a weighted average amortization period of 6.7 years, (ii) $4.2 million of above-market lease intangibles with a weighted average amortization period of 8.5 years and (iii) $13.0 million of below-market ground lease intangibles with a weighted average amortization period of 78.9 years.
(2)The ROU asset and lease liability relate to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
(3)Includes other working capital assets acquired and liabilities assumed at the time of acquisition.
(4)Represents below-market lease intangibles with a weighted average amortization period of 11.5 years.
(5)In connection with four of our acquisition transactions, we entered into short-term leaseback agreements with each seller/tenant where the seller/tenant does not pay any base rent for the lease term. The amounts allocated to “Deferred rent liabilities” in the table above represent the present value of lease payments using prevailing market rental rates, which will be amortized into rental income over the term of each respective lease.

    Dispositions
The following table summarizes information related to the property that was sold during the six months ended June 30, 2022.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
28159 Avenue Stanford	Los Angeles - San Fernando Valley	1/13/2022	79,247	$16,500	$8,486
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.

Real Estate Held for Sale
As of June 30, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, the property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale.
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

4.    Acquired Lease Intangibles
    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	June 30, 2022	December 31, 2021
Acquired Lease Intangible Assets:
In-place lease intangibles	$290,055	$256,902
Accumulated amortization	(152,030)	(135,415)
In-place lease intangibles, net	$138,025	$121,487

Above-market tenant leases	$25,115	$21,065
Accumulated amortization	(11,305)	(10,394)
Above-market tenant leases, net	$13,810	$10,671

Below-market ground lease(1)	$12,977	$—
Accumulated amortization(1)	(48)	—
Below-market ground lease, net	$12,929	$—
Acquired lease intangible assets, net	$164,764	$132,158

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(208,831)	$(174,686)
Accumulated accretion	59,251	47,669
Below-market tenant leases, net	$(149,580)	$(127,017)
Acquired lease intangible liabilities, net	$(149,580)	$(127,017)
(1)The below-market lease intangible relates to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
In-place lease intangibles(1)	$10,160	$7,379	$18,298	$14,697
Net below-market tenant leases(2)	$(6,168)	$(3,386)	$(11,265)	$(6,098)
Below-market ground leases(3)	$41	$—	$48	$—
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

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021	Margin Above LIBOR/SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$125,000	$—	S+0.775%	(2)	2.375%	(3)	5/26/2026	(4)
$150M Term Loan Facility(5)	—	150,000	n/a		n/a		5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan Facility	300,000	—	S+0.850%	(2)	2.636%		5/26/2027
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,550,000	$1,275,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(6)	$3,892	$3,951	n/a		4.080%		4/5/2023
$60M Term Loan(7)	57,716	58,108	L+1.700%		3.487%		8/1/2023	(7)
960-970 Knox Street(6)	2,354	2,399	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(6)	3,760	3,806	n/a		5.240%		1/5/2024
11600 Los Nietos Road(6)	2,545	2,626	n/a		4.190%		5/1/2024
5160 Richton Street(6)	4,213	4,272	n/a		3.790%		11/15/2024
22895 Eastpark Drive(6)	2,648	2,682	n/a		4.330%		11/15/2024
701-751 Kingshill Place(8)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(6)	15,144	15,320	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(6)	3,965	4,002	n/a		4.260%		7/1/2028
Gilbert/La Palma(6)	2,028	2,119	n/a		5.125%		3/1/2031
7817 Woodley Avenue(6)	3,071	3,132	n/a		4.140%		8/1/2039
2515 Western Avenue(10)	—	13,104	n/a		4.500%		9/1/2042
Total Secured Debt	$123,936	$138,121
Total Unsecured and Secured Debt	$1,673,936	$1,413,121
Less: Unamortized premium/discount and debt issuance costs(11)	(13,415)	(13,556)
Total	$1,660,521	$1,399,565
(1)Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
(2)The interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for the unsecured revolving credit facility and 1-month term SOFR for the $300.0 million term loan facility (in each case increased by a 0.10% SOFR adjustment) plus an applicable margin ranging from 0.725% to 1.400% per annum for the unsecured revolving credit facility and 0.80% to 1.60% per annum for the $300.0 million term loan facility, depending on our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time. These loans are also subject to a 0% SOFR floor.

(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee will range from 0.125% to 0.300% per annum depending upon our investment grade rating, leverage ratio and sustainability performance metrics.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)In May 2022, we paid in full the outstanding principal balance on this unsecured debt.
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
(8)For 701-751 Kingshill Place, fixed monthly payments of interest only through January 2023, followed by fixed monthly payments of interest and principal ($33,488) until maturity.
(9)Fixed monthly payments of interest only.
(10)In June 2022, we paid in full the outstanding principal balance on this secured debt and incurred no penalty for the prepayment in advance of its maturity date of September 1, 2042.
(11)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of June 30, 2022, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2022 - December 31, 2022	$1,096
2023	64,815
2024	13,403
2025	100,973
2026	132,587
Thereafter	1,361,062
Total	$1,673,936

    Fourth Amended and Restated Credit Agreement
On May 26, 2022, we amended our credit agreement, which was comprised of a $700.0 million unsecured revolving credit facility that was scheduled to mature on February 13, 2024, by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a senior unsecured term loan facility (the “Term Loan Facility”) that permits aggregate borrowings of up to $300 million, all of which was borrowed at closing on May 26, 2022, and (ii) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion. The maturity date of the Term Loan Facility is May 26, 2027, and the maturity date of the Revolver is May 26, 2026 (with two extensions options of six months each). The Credit Agreement has an accordion option that permits us to request additional lender commitments up to an additional $1.2 billion, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Loan Facility, additional term loan tranches or any combination of the foregoing, subject to certain terms and conditions.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) Daily Simple SOFR plus the applicable margin or (iii) the applicable Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and Daily Simple SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Loan Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for Base Rate loans, depending on our investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for Base Rate loans, depending on our investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our investment grade ratings. The interest rate under the Credit Agreement is also subject to a favorable leverage-based adjustment if our ratio of total indebtedness to total asset value is less than 35%.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable.
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
In connection with the amendment of our credit agreement, we wrote off $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility. This write-off is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
On June 30, 2022, we had $125.0 million borrowings outstanding under the Revolver, leaving $875.0 million available for future borrowings.
Repayment of $150 Million Term Loan Facility
On May 26, 2022, we used a portion of the borrowing proceeds from the Term Loan Facility to repay our $150 million unsecured term loan facility in full. We did not incur any prepayment penalties for repaying the $150 million unsecured term loan facility in advance of the maturity date of May 22, 2025. In connection with the repayment of the $150 million unsecured term loan facility, we wrote off $0.7 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
Debt Covenants
The Credit Agreement, our $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement, maintaining a ratio of secured debt to total asset value of not more than 45%;
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
The Credit Agreement and Senior Notes also provide that our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT and avoid the payment of federal or state income or excise tax in any 12-month period.
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
    We were in compliance with all of our required quarterly debt covenants as of June 30, 2022.

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
    For the three and six months ended June 30, 2022, we recognized $142.8 million and $278.3 million of rental income related to operating lease payments, of which $116.9 million and $227.4 million are for fixed lease payments and $25.9 million and $50.9 million are for variable lease payments, respectively. For the comparable three and six month-period ended June 30, 2021, we recognized $100.9 million and $197.8 million of rental income related to operating lease payments, of which $83.5 million and $163.6 million were for fixed lease payments and $17.4 million and $34.2 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2022 (in thousands):

Twelve Months Ended June 30,
2023	$450,366
2024	396,238
2025	330,319
2026	269,677
2027	196,923
Thereafter	759,505
Total	$2,403,028
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of June 30, 2022, our office space leases have current remaining lease terms ranging from approximately three years to six years and some include options to renew for an additional term of five years. As of June 30, 2022, we also have two ground leases, one of which is a lease we assumed in the acquisition of 2970 East 50th Street in March 2022 which has a current remaining lease term of approximately 39 years and four additional ten-year options to renew. The second ground lease is for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a current remaining term of approximately one year and two additional ten-year options to renew.
    As of June 30, 2022, total ROU assets and lease liabilities were approximately $9.2 million and $11.9 million, respectively. As of December 31, 2021, total ROU assets and lease liabilities were approximately $3.5 million and $5.0 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost(1) (in thousands)	2022	2021	2022	2021
Operating lease cost	$483	$402	$932	$804
Variable lease cost	37	15	60	31
Sublease income	(67)	—	(134)	—
Total lease cost	$453	$417	$858	$835
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$497	$375	$906	$681
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$6,363	$—

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term(1)	34.1 years	3.3 years
Weighted-average discount rate(2)	3.74%	2.95%
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

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of June 30, 2022 (in thousands):

June 30, 2022
July 1, 2022 - December 31, 2022	$1,151
2023	2,308
2024	2,298
2025	1,123
2026	682
Thereafter	20,750
Total undiscounted lease payments	$28,312
Less imputed interest	(16,451)
Total lease liabilities	$11,861

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swap at June 30, 2022 and December 31, 2021 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Liabilities
Derivative Instrument	Effective Date	Maturity Date	LIBOR Interest Strike Rate	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest Rate Swap(1)	7/22/2019	11/22/2024	2.7625%	$—	$150,000	$—	$(7,482)
(1)As of December 31, 2021, our interest rate swap was in a liability position and as such, the fair value is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets. On May 26, 2022, we terminated our interest rate swap. We held no interest rate swap as of June 30, 2022.
    On May 26, 2022, in conjunction with the repayment of the $150 Million Term Loan Facility, we paid $0.6 million to terminate the interest rate swap that was used to hedge the monthly cash flows associated with $150 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $0.6 million in AOCI at the time of termination. We are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the interest rate swap (May 26, 2022) through the original maturity date of the interest rate swap (November 22, 2024).
Prior to termination, our interest rate swap was designated and qualified as a cash flow hedge. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings. The following table sets forth the impact of our interest rate derivatives on our financial statements for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$123	$(347)	$5,417	$1,458
Amount of loss reclassified from AOCI into earnings under “Interest expense”(1)	$(593)	$(2,144)	$(1,750)	$(4,248)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$10,168	$9,593	$19,851	$19,345
(1)Includes losses that have been reclassified from AOCI into interest expense related to (i) the treasury rate lock agreements that were settled in August 2021 and for which amounts will continue to be reclassified over the ten-year term of the hedged transaction, (ii) the interest rate swaps that were terminated in November 2020 and August 2021 and for which amounts have been fully reclassified into interest expense as of the original maturity date of each interest rate swap, which was in August 2021 and January 2022, respectively, and (iii) the interest rate swap that was terminated in May 2022 as discussed above.
During the next twelve months, we estimate that an additional $0.5 million of unrealized loss balance in AOCI related to the terminated swap and previously settled treasury rate lock agreements will be reclassified from AOCI into earnings as an increase to interest expense.
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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
    As of June 30, 2022, we have no interest rate swaps outstanding. The table below sets forth the estimated fair value of our interest rate swap as of December 31, 2021, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2022	$1,504,397	$—	$—	$1,504,397	$1,660,521
December 31, 2021	$1,404,680	$—	$—	$1,404,680	$1,399,565

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from 19 properties with approximately 1.0 million rentable square feet owned by entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations.  We recorded $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, in management and leasing services revenue.

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
    As of June 30, 2022, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of June 30, 2022, we had commitments of approximately $77.7 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
    We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of June 30, 2022, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of June 30, 2022, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the six months ended June 30, 2022, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Equity
Preferred Stock
    At June 30, 2022 and December 31, 2021, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			June 30, 2022		December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
On August 16, 2021, we redeemed all 3,600,000 shares of our 5.875% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, plus all accrued and unpaid dividends on such shares up to but not including the redemption date.
Common Stock
ATM Program
On May 27, 2022, we established a new at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.0 billion (the “Current 2022 ATM Program”). The Current 2022 ATM Program replaces our previous $750.0 million at-the-market equity offering program, which was established on January 13, 2022 (the “Prior 2022 ATM Program”), under which we had sold shares of our common stock having an aggregate gross sales price of $697.5 million through May 27, 2022. In addition, we previously established a $750.0 million at-the-market equity offering program on November 9, 2020 (the “2020 ATM Program”), under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022. We may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under ATM programs. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three and six months ended June 30, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the Current 2022 ATM Program and Prior 2022 ATM Program with respect to 12,002,480 and 17,754,748 shares of common stock at a weighted average initial forward sale price of $61.73 and $64.49 per share, respectively. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the three months ended June 30, 2022, we physically settled a portion of the forward equity sale agreements under the Current 2022 ATM Program and Prior 2022 ATM Program by issuing 5,967,783 shares of our common stock for net proceeds of $419.4 million. During the six months ended June 30, 2022, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2021 under the 2020 ATM Program and a portion of the forward equity sale agreements under the Current 2022 ATM Program and Prior 2022 ATM Program by issuing 10,369,893 shares of our common stock for net proceeds of $725.4 million. The net proceeds for the three and six months ended June 30, 2022 were calculated based on a weighted average net forward sale price at the time of settlement of $70.28 and $69.95 per share, respectively. As of June 30, 2022, we had 9,291,211 shares of common stock, or approximately $552.1 million of forward net proceeds remaining for settlement to occur before the third quarter of 2023, based on net forward sales price of $59.42 per share.
As of June 30, 2022, approximately $536.5 million of common stock remains available to be sold under the Current 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the six months ended June 30, 2022 and 2021, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Six Months Ended June 30,
	2022	2021
Accumulated other comprehensive loss - beginning balance	$(9,874)	$(17,709)
Other comprehensive income before reclassifications	5,417	1,458
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,750	4,248
Net current period other comprehensive income	7,167	5,706
Less: other comprehensive income attributable to noncontrolling interests	(267)	(316)
Other comprehensive income attributable to common stockholders	6,900	5,390
Accumulated other comprehensive loss - ending balance	$(2,974)	$(12,319)
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership, 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership and 3.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 3 CPOP Units”), as more fully described below, that are not owned by us.
Operating Partnership Units
As of June 30, 2022, noncontrolling interests included 5,901,264 OP Units, 659,586 fully-vested LTIP units and 744,899 fully-vested performance units, and represented approximately 4.1% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2022, 87,168 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $3.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
On May 25, 2022, we acquired the property located at 14200-14220 Arminta Street for a purchase price of $80.7 million. As partial consideration for the property, we issued the seller 954,000 OP Units valued at $56.2 million.
Issuance of Series 3 CPOP Units
On March 17, 2022, we acquired an industrial business park located in Long Beach, California for a contractual purchase price of approximately $24.0 million. In consideration for the property, we (i) paid approximately $12 million in cash and (ii) issued the seller 164,998 newly issued Series 3 CPOP Units, valued at $12.0 million.
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
As of June 30, 2022, a total of 2,477,999 shares of common stock, LTIP Units, Performance Units and other stock based award remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
LTIP Units and Performance Units
LTIP Units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP Units and Performance Units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership’s partnership agreement, the LTIP Units and Performance Units can over time achieve full parity with the OP Units for all purposes. If such parity is reached, vested LTIP Units and vested Performance Units may be converted into an equal number of OP Units, and upon conversion, enjoy all rights of OP Units. LTIP Units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock. Performance Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distributions paid on OP Units.
Share-Based Award Activity
    The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the six months ended June 30, 2022:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2022	249,179	$45.62	239,709	$54.99
Granted	130,847	68.34	47,837	68.79
Forfeited	(5,733)	55.30	—	—
Vested(1)	(91,682)	42.83	(37,540)	61.34
Balance at June 30, 2022	282,611	$56.85	250,006	$56.68
(1)During the six months ended June 30, 2022, 29,238 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2022:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2022 - December 31, 2022	6,749	104,176	253,900
2023	112,390	85,717	476,915
2024	78,737	42,788	366,004
2025	56,077	11,778	—
2026	28,658	5,547	—
Total	282,611	250,006	1,096,819
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expensed share-based compensation(1)	$6,342	$4,463	$12,394	$8,724
Capitalized share-based compensation(2)	164	96	287	174
Total share-based compensation	$6,506	$4,559	$12,681	$8,898
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and six months ended June 30, 2022 and 2021, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
    As of June 30, 2022, total unrecognized compensation cost related to all unvested share-based awards was $39.9 million and is expected to be recognized over a weighted average remaining period of 27 months.

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$40,901	$26,037	$89,801	$56,680
Less: Preferred stock dividends	(2,315)	(3,637)	(4,629)	(7,273)
Less: Net income attributable to noncontrolling interests	(2,290)	(1,710)	(4,774)	(3,679)
Less: Net income attributable to participating securities	(203)	(139)	(404)	(280)
Net income attributable to common stockholders –basic and diluted	$36,093	$20,551	$79,994	$45,448

Denominator:
Weighted average shares of common stock outstanding – basic	164,895,701	134,312,672	162,774,059	132,970,234
Effect of dilutive securities	304,876	507,070	362,313	326,467
Weighted average shares of common stock outstanding – diluted	165,200,577	134,819,742	163,136,372	133,296,701

Earnings per share — Basic
Net income attributable to common stockholders	$0.22	$0.15	$0.49	$0.34
Earnings per share — Diluted
Net income attributable to common stockholders	$0.22	$0.15	$0.49	$0.34
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
Shares issuable under forward equity sale agreements during the period prior to settlement are reflected in our calculation of weighted average shares of common stock outstanding – diluted using the treasury stock method as the impact was dilutive for the periods presented above.
    We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS when their inclusion is dilutive. These units were not dilutive for the periods presented above.

14.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to June 30, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
400 Rosecrans Avenue	Los Angeles - South Bay	7/06/2022	28,006	1	$8,500
3547-3555 Voyager Street	Los Angeles - South Bay	7/12/2022	60,248	3	20,900
6996-7044 Bandini Blvd	Los Angeles - Central	7/13/2022	111,515	2	40,500
4325 Etiwanda Avenue	San Bernardino - Inland Empire West	7/15/2022	124,258	1	47,500
Merge-West	San Bernardino - Inland Empire West	7/18/2022	1,057,419	6	470,000
6000-6052 & 6027-6029 Bandini Blvd	Los Angeles - Central	7/22/2022	182,782	2	91,500
Total Subsequent Acquisitions			1,564,228	15	$678,900
Amended Credit Agreement
On July 19, 2022, we exercised the accordion option under the Credit Agreement to add a $400.0 million unsecured term loan with a maturity date of July 19, 2024 (with two extensions options of one year each).
Interest Rate Swap Agreements
On July 21, 2022, we executed five interest rate swap transactions with an aggregate notional value of $300.0 million to manage our exposure to changes in 1-month term SOFR related to a portion of our variable-rate debt. These swaps, which are effective commencing on July 27, 2022, and mature on May 26, 2027, will effectively fix 1-month term SOFR at a weighted average rate of 2.81725%. We have designated these interest rate swaps as cash flow hedges.
Dividends and Distributions Declared
On July 18, 2022, our board of directors declared the quarterly cash dividends/distributions, record dates and payment dates, and on July 25, 2022, adjusted the common stock dividend and OP Unit distribution payment dates as set forth below.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	September 30, 2022	October 14, 2022
OP Units	$0.315	September 30, 2022	October 14, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2022	September 30, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2022	September 30, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2022	September 30, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2022	September 30, 2022
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 15, 2022	September 30, 2022

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
    As of June 30, 2022, our consolidated portfolio consisted of 330 properties with approximately 39.4 million rentable square feet.
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
2022 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 76.0% to $80.0 million for the six months ended June 30, 2022, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 56.5% to $158.3 million for the six months ended June 30, 2022, compared to the prior year.
•Net operating income (NOI)(1) increased by 41.7% to $220.7 million for the six months ended June 30, 2022, compared to the prior year.
•Total portfolio occupancy at June 30, 2022 was 95.2%.
•Same Property Portfolio(2) average occupancy for the six months ended June 30, 2022 was 99.1% and ending occupancy at June 30, 2022 was 98.9%.
•Executed a total of 195 new and renewal leases with a combined 2.3 million rentable square feet, with leasing spreads of 77.7% on a GAAP basis and 59.5% on a cash basis.

__________________________
(1) See “Non-GAAP Supplemental Measures: Funds From Operations” and “Non-GAAP Supplemental Measures: NOI and Cash NOI” included under Item 2 of this Form 10-Q for a definition and reconciliation of Core FFO and NOI from net income and a discussion of why we believe Core FFO and NOI are useful supplemental measures of operating performance.
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
•During the second quarter of 2022, we completed the acquisition of 18 properties with 1.4 million rentable square feet of buildings on 85.5 acres of land, including 15 acres of land for near term redevelopment, for an aggregate purchase price of $598.9 million.
•Subsequent to June 30, 2022, we completed six acquisitions with 1.6 million square feet of buildings on 75.3 acres of land, for an aggregate purchase price of $678.9 million.
Dispositions
•During the first quarter of 2022, we sold one property with 79,247 rentable square feet for a gross sales price of $16.5 million, and recognized $8.5 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the first quarter of 2022, we stabilized our 111,260 rentable square foot redevelopment property located at 29025-29055 Avenue Paine.
•During the second quarter of 2022, we stabilized our 62,607 rentable square foot repositioning property located at 900 East Ball Road.
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
•During the second quarter of 2022, we entered into forward equity sales agreements under our at-the-market equity offering program with respect to 12,002,480 shares of common stock at a weighted average initial forward sale price of $61.73 per share. In June 2022, we partially settled these forward equity sale agreements and part of the outstanding forward equity sale agreement from the first quarter of 2022 by issuing 5,967,783 shares of common stock in exchange for net proceeds of $419.4 million.
•As of June 30, 2022, we had 9,291,211 shares of common stock, or approximately $552.1 million of forward net proceeds remaining for settlement to occur before the third quarter of 2023.
Financing
•In May 2022, we amended our senior unsecured credit agreement to, among other changes, increase the borrowing capacity of our unsecured revolving credit facility to $1.0 billion from $700 million and to add a $300 million unsecured term loan facility. The proceeds from the $300 million term loan facility were used to repay our $150 million unsecured term loan facility due in 2025, terminate the associated swap, partially repay outstanding borrowings under the unsecured revolving credit facility and for general corporate purposes.
•Subsequent to June 30, 2022, we amended our senior unsecured credit agreement to add a $400 million unsecured term loan facility with a maturity date of July 19, 2024 (with two extensions options of one year each). Proceeds were used to fund acquisitions closed subsequent to quarter end, reduce outstanding borrowings under the unsecured revolving credit facility and for general corporate purposes.
•On July 21, 2022, we executed five interest rate swap transactions with an aggregate notional value of $300.0 million to manage our exposure to changes in 1-month term SOFR related to a portion of our variable-rate debt. These swaps, which are effective commencing on July 27, 2022, and mature on May 26, 2027, will effectively fix 1-month term SOFR at a weighted average rate of 2.81725%.

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
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the second quarter of 2022 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from pre-COVID-19 periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. In the last several quarters, we have observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution is driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand.
We believe our portfolio’s leasing performance during the second quarter of 2022 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were very strong during the second quarter of 2022. Average asking lease rates increased slightly quarter-over-quarter reaching an all-time high due to high levels of sustained demand and record low vacancy levels, with nearly all submarkets retaining sub 1% vacancy rates. Current market conditions indicate rents are likely to increase through the remainder of 2022 as demand has been consistently strong , occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were very strong during the second quarter of 2022. Average asking lease rates increased quarter-over-quarter reaching a record high, although rising at a decreasing rate compared to prior quarters, and vacancy decreased slightly quarter-over-quarter, remaining at record low levels. Current market conditions indicate rents are likely to increase through the remainder of 2022 due to high demand and the continued low availability of industrial product in this region.
In San Diego, vacancy decreased quarter-over-quarter to a record low and average asking lease rates increased slightly quarter-over-quarter.
In Ventura County, vacancy decreased slightly quarter-over-quarter and average asking lease rates increased slightly quarter-over-quarter.

Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy was mostly unchanged and remained at nearly 0%, which is the lowest vacancy rate on record amongst all of our submarkets, and average asking lease rates increased significantly quarter-over-quarter. Current market conditions indicate rents are likely to continue to increase through the remainder of 2022 due to limited availability and persistent high levels of demand. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.

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
As of June 30, 2022, 16 of our properties were under current repositioning or redevelopment and none of our properties were in the lease-up stage. In addition, we have a pipeline of 11 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the third quarter of 2022 and the fourth quarter of 2023. The tables below set forth a summary of these properties, as well the properties that were most recently stabilized in 2021 and 2022, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 6/30/2022
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	4Q-2022	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	LAND	LAND	1Q-2021	3Q-2022	100%(4)
11600 Los Nietos Road (Mid-Counties)	LA	106,251	106,251	2Q-2021	3Q-2022	—%
15650-15700 Avalon Boulevard (South Bay)	LA	98,259	98,259	3Q-2021	3Q-2022	100%(5)
8210-8240 Haskell Avenue (SF Valley)	LA	53,886	53,886	1Q-2022	3Q-2022	—%
19431 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2022	4Q-2022	100%(6)
14100 Vine Place (Mid-Counties)	LA	123,148	123,148	2Q-2022	3Q-2022	—%
3441 MacArthur Boulevard (OC Airport)	OC	124,102	124,102	2Q-2022	3Q-2022	100%(7)
Total Current Repositioning		670,817	670,817

Future Repositioning:
19475 Gramercy Place (South Bay)	LA	47,712	47,712	3Q-2022	4Q-2022	—%
Total Future Repositioning		47,712	47,712
– See footnotes starting on the following page –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(8)	Start	Completion	Total Property Leased % at 6/30/2022
Current Redevelopment:
415-435 Motor Avenue (San Gabriel Valley)	LA	94,321	2Q-2021	3Q-2022	—%
15601 Avalon Boulevard (South Bay)	LA	86,879	3Q-2021	4Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	127,853	3Q-2021	3Q-2023	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	4Q-2023	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	3Q-2023	—%
12752-12822 Monarch Street (West OC)(9)	OC	160,547	1Q-2022	2Q-2023	See footnote (9)
1901 Via Burton (North OC)	OC	139,449	1Q-2022	4Q-2023	—%
3233 Mission Oaks Boulevard (Ventura)(10)	VC	173,124	2Q-2022	3Q-2023	See footnote (10)
Total Current Redevelopment		1,145,975

Future Redevelopment:
4416 Azusa Canyon Road (San Gabriel Valley)	LA	130,063	3Q-2022	1Q-2024	—%
8888-8892 Balboa Avenue (Central SD)	SD	124,125	3Q-2022	4Q-2023	—%
2390-2444 American Way (North OC)	OC	97,170	3Q-2022	4Q-2023	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,570	3Q-2022	1Q-2024	100%
6027 Eastern Avenue (Central LA)	LA	92,781	4Q-2022	4Q-2023	—%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	4Q-2022	4Q-2023	—%
3071 Coronado Street (North OC)	OC	107,000	1Q-2023	1Q-2024	100%
13711 Freeway Drive (Mid-Counties)	LA	108,000	1Q-2023	2Q-2024	100%
12772 San Fernando Road (San Fernando Valley)	LA	143,421	3Q-2023	3Q-2024	52%
21515 Western Avenue (South Bay)	LA	84,100	4Q-2023	4Q-2024	—%
Total Future Redevelopment		1,215,472

Stabilized(11)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 6/30/2022
29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
Total 2022 Stabilized		173,867

The Merge (Inland Empire West)	SB	333,544	2Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372	2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(12)	LA	488,114	3Q-2021	100%
8745-8775 Production Avenue (Central SD)	SD	26,200	3Q-2021	100%
19007 Reyes Avenue (South Bay)(13)	LA	LAND	3Q-2021	100%
851 Lawrence Drive (Ventura)	VC	90,773	3Q-2021	100%
Total 2021 Stabilized		1,000,003

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
(2)“Total Property Rentable Square Feet” is the total rentable square footage of the entire property or particular building(s) (footnoted if applicable) under repositioning/lease-up. “Repositioning/Lease-up Rentable Square Feet” is the actual rentable square footage that is subject to repositioning at the property/building, and may be less than Total Property Rentable Square Feet.
(3)At 12821 Knott Street, we are repositioning the existing 120,800 rentable square foot building and constructing approximately 45,000 rentable square feet of new warehouse space.
(4)At 12133 Greenstone Avenue, a 4.8 acre industrial site, we demolished the existing 12,586 rentable square foot truck terminal building to provide greater functionality as a single tenant container storage facility. As of June 30, 2022, the property has been pre-leased with the lease expected to commence in September 2022, subject to completion of repositioning work.
(5)As of June 30, 2022, 15650-15700 Avalon Boulevard has been pre-leased with the lease expected to commence in September 2022, subject to completion of redevelopment work.
(6)As of June 30, 2022, 19431 Santa Fe Avenue has been leased and the tenant is occupying a portion of the property. The tenant is expected to take full occupancy in December 2022, subject to completion of repositioning work.
(7)As of June 30, 2022, 3441 MacArthur Blvd has been pre-leased with the lease expected to commence in November 2022, subject to completion of repositioning work.
(8)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(9)As of June 30, 2022, 12752-12822 Monarch Street comprises 276,585 rentable square feet and is 41% occupied. The project includes 111,325 rentable square feet with tenants in-place that are not being redeveloped. We are repositioning 65,335 rentable square feet, and plan to demolish 99,925 rentable square feet and construct a new 95,212 rentable square feet building in its place. At completion, the total project will contain 271,872 rentable square feet.
(10)As of June 30, 2022, 3233 Mission Oaks Boulevard comprises 461,717 rentable square feet. The project includes 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to demolish the remaining 52,500 rentable square feet and construct two new buildings comprising 173,288 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 582,505 rentable square feet.
(11)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(12)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. Property leased percentage reflects the two buildings.
(13)At 19007 Reyes Avenue, a 4.5 acre industrial site, we removed the dysfunctional improvements and converted the site into a single tenant paved container storage facility.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $2.4 million and $4.4 million of interest expense and $1.3 million and $2.3 million of insurance and real estate tax expenses during the three and six months ended June 30, 2022, respectively, related to our repositioning and redevelopment projects.
Construction Costs and Timing
Recent inflationary and supply chain pressures have led to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, have led to an overall increase in budgeted and actual construction costs as well as delays in starting and completing certain of our redevelopment projects. While low vacancy in our markets and continued rent growth (see “—Leasing Activity and Rental Rates” below) has helped to mitigate some of the impact of rising construction costs and project delays, additional increases in costs and further delays could result in a lower expected yield on our redevelopment projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio.  The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of June 30, 2022, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 95.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 98.2% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of June 30, 2022, 16 of our properties with a combined 1.8 million of estimated rentable square feet at completion are under current repositioning or redevelopment. Additionally, we have a near-term pipeline of 11 repositioning and redevelopment projects with a combined 1.3 million of estimated rentable square feet at completion. Vacant space at these properties is concentrated in our Los Angeles and Orange County markets and represents 3.0% of our total consolidated portfolio square footage as of June 30, 2022. Including vacant space at these properties, our weighted average occupancy rate as of June 30, 2022 in our Los Angeles and Orange County markets was 94.7% and 88.9%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of June 30, 2022, in these markets was 98.2% and 98.2%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and six months ended June 30, 2022:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2022	35	314,567	4.4	$23.19	66.3%	49.1%
Q2-2022	36	649,099	5.8	$22.98	107.6%	76.6%
Total/Weighted Average	71	963,666	5.4	$23.05	90.0%	65.0%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2022	54	552,828	3.4	$21.13	72.8%	59.9%	94	1,153,547	79.1%
Q2-2022	70	745,840	3.9	$19.48	73.0%	55.3%	130	1,625,064	66.0%
Total/Weighted Average	124	1,298,668	3.7	$20.18	72.9%	57.3%	224	2,778,611	71.0%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2022, exclude 10 leases aggregating 378,783 rentable square feet for which there was no comparable lease data. Of these 10 excluded leases, three leases for 224,216 rentable square feet was a recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads exclude two renewal leases (antenna/parking lot) executed during the six months ended June 30, 2022.
(6)Includes leases totaling 680,419 rentable square feet that expired during the six months ended June 30, 2022, for which the space has been or will be placed into repositioning or redevelopment.
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
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of June 30, 2022, we have 16 current repositioning/redevelopment projects with estimated construction completion periods ranging from the third quarter of 2022 through the fourth quarter of 2023, and an additional 11 repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the fourth quarter of 2024. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2022, for each of the 10 full and partial calendar years beginning with 2022 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	688,625	1.8%	$—	—%	$—
Current Repositioning(6)	—	1,199,025	3.1%	—	—%	$—
MTM Tenants	19	116,825	0.3%	1,888	0.4%	$16.17
Remainder of 2022	205	2,603,766	6.6%	29,245	6.3%	$11.23
2023	405	5,766,458	14.6%	69,710	15.0%	$12.09
2024	383	6,464,677	16.4%	74,381	16.1%	$11.51
2025	269	5,214,431	13.2%	60,075	13.0%	$11.52
2026	170	6,159,457	15.6%	71,029	15.3%	$11.53
2027	89	3,603,888	9.1%	41,781	9.0%	$11.59
2028	17	1,063,657	2.7%	13,328	2.9%	$12.53
2029	18	1,161,399	3.0%	14,999	3.2%	$12.92
2030	14	1,388,961	3.5%	16,606	3.6%	$11.96
2031	18	1,906,263	4.8%	30,945	6.7%	$16.23
Thereafter	31	2,103,623	5.3%	39,221	8.5%	$18.64
Total Consolidated Portfolio	1,638	39,441,055	100.0%	$463,208	100.0%	$12.33
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2022, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2022.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of June 30, 2022.
(5)Represents vacant space (not under repositioning) as of June 30, 2022. Includes leases aggregating 272,467 rentable square feet that had been signed but had not yet commenced as of June 30, 2022.
(6)Represents vacant space at properties that were classified as repositioning or redevelopment properties as of June 30, 2022. Excludes stabilized properties and properties in lease-up. Refer to the table under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” for additional details related to these properties
As of June 30, 2022, in addition to 0.7 million rentable square feet of currently available space in our portfolio and approximately 1.2 million rentable square feet of vacant space under current repositioning, leases representing 6.6% and 14.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2022 and 2023, respectively. During the six months ended June 30, 2022, we renewed 124 leases for 1.3 million rentable square feet, resulting in a 71.0% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the six months ended June 30, 2022, new and renewal leases had a weighted average term of 5.4 and 3.7 years, and we expect future new and renewal leases to have similar terms.
    The leases scheduled to expire during the remainder of 2022 and 2023 represent approximately 6.3% and 15.0% respectively, of the total annualized base rent for our portfolio as of June 30, 2022. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2022 and 2023 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
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
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, including the impact of the ongoing COVID-19 pandemic and related state and local government reactions, high and persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
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

Taxable REIT Subsidiary
As of June 30, 2022, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2022 and 2021.

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
For the three and six months ended June 30, 2022 and 2021, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2021 through June 30, 2022, and that were stabilized prior to January 1, 2021, which consisted of 224 properties aggregating approximately 28.6 million rentable square feet. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2021 through June 30, 2022, properties classified as current or future repositioning, redevelopment or lease-up during 2021 or 2022, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 88 properties aggregating approximately 8.5 million rentable square feet that were purchased between January 1, 2021 and June 30, 2022, and the six properties aggregating approximately 0.3 million rentable square feet that were sold between January 1, 2021 and June 30, 2022.
At June 30, 2022 and 2021, our Same Property Portfolio occupancy was approximately 98.9% and 98.4%, respectively. For the three months ended June 30, 2022 and 2021, our Same Property Portfolio weighted average occupancy was approximately 99.1% and 98.1%, respectively. Comparatively, for the six months ended June 30, 2022 and 2021, our Same Property Portfolio weighted average occupancy was approximately 99.1% and 97.9%.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
	2022	2021		Change	2022	2021		Change
REVENUES
Rental income	$102,205	$94,677	$7,528	8.0%	$148,987	$104,236	$44,751	42.9%
Management and leasing services	—	—	—	—%	130	109	21	19.3%
Interest income	—	—	—	—%	1	15	(14)	(93.3)%
TOTAL REVENUES	102,205	94,677	7,528	8.0%	149,118	104,360	44,758	42.9%
OPERATING EXPENSES
Property expenses	24,135	21,745	2,390	11.0%	35,405	24,555	10,850	44.2%
General and administrative	—	—	—	—%	14,863	10,695	4,168	39.0%
Depreciation and amortization	29,811	31,302	(1,491)	(4.8)%	46,609	36,228	10,381	28.7%
TOTAL OPERATING EXPENSES	53,946	53,047	899	1.7%	96,877	71,478	25,399	35.5%
OTHER EXPENSES
Other expenses	—	—	—	—%	295	2	293	14,650.0%
Interest expense	—	—	—	—%	10,168	9,593	575	6.0%
TOTAL EXPENSES	53,946	53,047	899	1.7%	107,340	81,073	26,267	32.4%
Loss on extinguishment of debt	—	—	—	—%	(877)	—	(877)	—%
Gains on sale of real estate	—	—	—	—%	—	2,750	(2,750)	(100.0)%
NET INCOME	$48,259	$41,630	$6,629	15.9%	$40,901	$26,037	$14,864	57.1%

Rental Income
In the following table, we present the components of rental income for the three months ended June 30, 2022 and June 30, 2021, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
Category	2022	2021		Change	2022	2021		Change
Rental revenue(1)	$84,074	$78,629	$5,445	6.9%	$123,095	$86,814	$36,281	41.8%
Tenant reimbursements (2)	17,822	15,806	2,016	12.8%	25,413	17,119	8,294	48.4%
Other income(3)	309	242	67	27.7%	479	303	176	58.1%
Rental income	$102,205	$94,677	$7,528	8.0%	$148,987	$104,236	$44,751	42.9%
Our Same Property Portfolio and Total Portfolio rental income increased by $7.5 million, or 8.0%, and $44.8 million, or 42.9%, respectively, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $5.4 million, or 6.9%, and $36.3 million, or 41.8%, respectively, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, and an increase in the weighted average occupancy of the portfolio, partially offset by a decrease of $0.9 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 88 properties we acquired between January 1, 2021, and June 30, 2022.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $2.0 million, or 12.8%, and our Total Portfolio tenant reimbursements revenue increased by $8.3 million, or 48.4%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio, higher reimbursable insurance expenses as a result of higher overall premiums and additional earthquake insurance coverage, and an increase in reimbursable property tax expenses, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 88 properties we acquired between January 1, 2021, and June 30, 2022.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.1 million, or 27.7%, and $0.2 million, or 58.1%, respectively, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the recommencement of charging fees for late rental payments, which until recently was prohibited due COVID-19 related governmental measures.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $21 thousand, or 19.3%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Interest Income
Interest income decreased by $14 thousand, or 93.3%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $2.4 million, or 11.0%, and $10.9 million, or 44.2%, respectively, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in our Same Property Portfolio property expenses is primarily due to an increase in insurance expense as a result of higher overall premiums and additional earthquake insurance coverage, an increase in real estate tax expense and an increase in allocated overhead costs. Our Total Portfolio property expenses were also impacted by incremental expenses from the 88 properties we acquired between January 1, 2021, and June 30, 2022.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $4.2 million, or 39.0%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2020 and 2021, payroll related costs due to a higher employee headcount and rising labor costs and higher accrued bonus expense.
Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $1.5 million, or 4.8%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2021, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2021, and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $10.4 million, or 28.7%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the incremental expense from the 88 properties we acquired between January 1, 2021, and June 30, 2022.
Other Expenses
Our Total Portfolio other expenses increased from $2 thousand for the three months ended June 30, 2021 to $0.3 million for three months ended June 30, 2022, mainly due to the write-off of construction costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense increased by $0.6 million, or 6.0%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in interest expense is primarily comprised of the following: (i) a $2.4 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021, (ii) a $1.5 million increase due to higher average outstanding borrowings under our unsecured revolving credit facility, (iii) a $0.6 million increase related to the $300 million term loan facility borrowing we completed in May 2022, and (iv) a $0.2 million increase in interest expense on our $60 million term loan due to an increase in LIBOR. These increases were partially offset by the following decreases: (i) a $1.5 million increase in capitalized interest related to repositioning and redevelopment activity, (ii) a $1.5 million net decrease related to the repayment of the $225 million term loan facility and termination of the related interest rate swaps in August 2021, (iii) a $0.8 million net decrease related to the repayment of the $150 million term loan facility and termination of the related interest rate swap in May 2022, and (iv) a $0.4 million net decrease related to the interest rate swap that was terminated in November 2020 which had a loss balance in accumulated other comprehensive income/(loss) that was amortized into interest expense through August 2021.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.9 million for the three months ended June 30, 2022, is comprised of the write-off of $0.7 million of unamortized debt issuance costs related to the $150 million unsecured term loan facility we repaid in May 2022 in advance of the May 2025 maturity date and the write-off of $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility when we amended our senior unsecured credit agreement in May 2022.
Gains on Sale of Real Estate
During the three months ended June 30, 2022, we did not complete any property dispositions. During the three months ended June 30, 2021, we recognized gains on sale of real estate of $2.8 million from the disposition of one property that was sold for a gross sales price of $8.2 million.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
	2022	2021		Change	2022	2021		Change
REVENUES
Rental income	$202,420	$186,635	$15,785	8.5%	$289,575	$203,880	$85,695	42.0%
Management and leasing services	—	—	—	—%	293	214	79	36.9%
Interest income	—	—	—	—%	2	29	(27)	(93.1)%
TOTAL REVENUES	202,420	186,635	15,785	8.5%	289,870	204,123	85,747	42.0%
OPERATING EXPENSES
Property expenses	47,992	43,001	4,991	11.6%	68,834	48,130	20,704	43.0%
General and administrative	—	—	—	—%	29,580	22,175	7,405	33.4%
Depreciation and amortization	59,541	63,136	(3,595)	(5.7)%	89,080	71,372	17,708	24.8%
TOTAL OPERATING EXPENSES	107,533	106,137	1,396	1.3%	187,494	141,677	45,817	32.3%
OTHER EXPENSES
Other expenses	—	—	—	—%	333	31	302	974.2%
Interest expense	—	—	—	—%	19,851	19,345	506	2.6%
TOTAL EXPENSES	107,533	106,137	1,396	1.3%	207,678	161,053	46,625	29.0%
Loss on extinguishment of debt	—	—	—	—%	(877)	—	(877)	100.0%
Gains on sale of real estate	—	—	—	—%	8,486	13,610	(5,124)	(37.6)%
NET INCOME	$94,887	$80,498	$14,389	17.9%	$89,801	$56,680	$33,121	58.4%
Rental Income
In the following table, we present the components of rental income for the six months ended June 30, 2022 and June 30, 2021, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
Category	2022	2021		Change	2022	2021		Change
Rental revenue(1)	$166,333	$155,009	$11,324	7.3%	$238,667	$169,667	$69,000	40.7%
Tenant reimbursements (2)	35,536	31,283	4,253	13.6%	49,966	33,763	16,203	48.0%
Other income(3)	551	343	208	60.6%	942	450	492	109.3%
Rental income	$202,420	$186,635	$15,785	8.5%	$289,575	$203,880	$85,695	42.0%

Our Same Property Portfolio and Total Portfolio rental income increased by $15.8 million, or 8.5%, and $85.7 million, or 42.0%, respectively, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $11.3 million, or 7.3%, and $69.0 million, or 40.7%, respectively, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in our Same Property Portfolio rental revenue is primarily due to the increase in average rental rates on new and renewal leases and an increase in the weighted average occupancy of the portfolio, partially offset by a decrease in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 88 properties we acquired between January 1, 2021, and June 30, 2022.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $4.3 million, or 13.6%, and our Total Portfolio tenant reimbursements revenue increased by $16.2 million, or 48.0% during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to an increase in the weighted average occupancy of the portfolio, higher reimbursable insurance expenses as a result of higher overall premiums and additional earthquake insurance coverage, and an increase in reimbursable property tax expenses, partially offset by a decrease in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 88 properties we acquired between January 1, 2021 and June 30, 2022.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.2 million, or 60.6%, and $0.5 million, or 109.3%, respectively, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the recommencement of charging fees for late rental payments, which until recently was prohibited due COVID-19 related governmental measures.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 36.9%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Interest Income
Interest income decreased by $27 thousand, or 93.1%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $5.0 million, or 11.6%, and $20.7 million, or 43.0%, respectively, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in our Same Property Portfolio property expenses is primarily due to increases in insurance expense as a result of higher overall premiums and additional earthquake insurance coverage, an increase in allocated overhead costs and an increase in real estate tax expense. Our Total Portfolio property expenses were also impacted by incremental expenses from the 88 properties we acquired between January 1, 2020, and June 30, 2022.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $7.4 million, or 33.4%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2020 and 2021, accrued bonus expense and payroll related costs due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $3.6 million, or 5.7%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2021, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2021, and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $17.7 million, or 24.8%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the incremental expense from the 88 properties we acquired between January 1, 2021, and June 30, 2022.
Other Expenses
Our Total Portfolio other expenses increased from $31 thousand for the six months ended June 30, 2021, to $0.3 million for the six months ended June 30, 2022, mainly due to the write-off of construction costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense increased by $0.5 million, or 2.6%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in interest expense is primarily comprised of the following: (i) a $4.8 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021, (ii) a $2.1 million increase due to higher average outstanding borrowings under our unsecured revolving credit facility and higher facility fees due to an increase in our borrowing capacity, (iii) a $0.6 million increase related to the $300 million term loan facility borrowing we completed in May 2022, (iv) a $0.2 million increase due to the assumption of $13.2 million of debt as part of the consideration for the acquisition of one property in October 2021 and (v) a $0.2 million increase in interest expense on our $60 million term loan due to an increase in LIBOR. These increases were partially offset by the following decreases: (i) a $2.9 million net decrease related to the repayment of the $225 million term loan facility and termination of the related interest rate swaps in August 2021, (ii) a $2.8 million increase in capitalized interest related to repositioning and redevelopment activity, (iii) a $1.0 million net decrease related to the repayment of the $150 million term loan facility and termination of the related interest rate swap in May 2022, and (iv) a $0.8 million net decrease related to the interest rate swap that was terminated in November 2020 which had a loss balance in accumulated other comprehensive income/(loss) that was amortized into interest expense through August 2021.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.9 million for the six months ended June 30, 2022, is comprised of the write-off of $0.7 million of unamortized debt issuance costs related to the $150 million unsecured term loan facility we repaid in May 2022 in advance of the May 2025 maturity date and the write-off of $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility when we amended our senior unsecured credit agreement in May 2022.
Gains on Sale of Real Estate
During the six months ended June 30, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million. During the six months ended June 30, 2021, we recognized gains on sale of real estate of $13.6 million from the disposition of three properties that were sold for an aggregate gross sales price of $29.0 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$40,901	$26,037	$89,801	$56,680
Add:
Depreciation and amortization	46,609	36,228	89,080	71,372
Deduct:
Gains on sale of real estate	—	2,750	8,486	13,610
Funds From Operations (FFO)	$87,510	$59,515	$170,395	$114,442
Add:
Acquisition expenses	56	2	92	31
Loss on extinguishment of debt	877	—	877	—
Amortization of loss on termination of interest rate swaps	23	410	135	820
Core FFO	88,466	59,927	171,499	115,293
Less: preferred stock dividends	(2,315)	(3,637)	(4,629)	(7,273)
Less: Core FFO attributable to noncontrolling interest(1)	(4,169)	(3,275)	(7,962)	(6,430)
Less: Core FFO attributable to participating securities(2)	(311)	(226)	(607)	(437)
Core FFO attributable to common stockholders	$81,671	$52,789	$158,301	$101,153

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income	$148,987	$104,236	$289,575	$203,880
Less: Property expenses	35,405	24,555	68,834	48,130
Net Operating Income	$113,582	$79,681	$220,741	$155,750
Amortization of (below) above market lease intangibles, net	(6,126)	(3,386)	(11,217)	(6,098)
Straight line rental revenue adjustment	(8,441)	(4,840)	(15,342)	(9,039)
Cash Net Operating Income	$99,015	$71,455	$194,182	$140,613

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$40,901	$26,037	$89,801	$56,680
Add:
General and administrative	14,863	10,695	29,580	22,175
Depreciation and amortization	46,609	36,228	89,080	71,372
Other expenses	295	2	333	31
Interest expense	10,168	9,593	19,851	19,345
Loss on extinguishment of debt	877	—	877	—
Deduct:
Management and leasing services	130	109	293	214
Interest income	1	15	2	29
Gains on sale of real estate	—	2,750	8,486	13,610
Net Operating Income	$113,582	$79,681	$220,741	$155,750
Amortization of (below) above market lease intangibles, net	(6,126)	(3,386)	(11,217)	(6,098)
Straight line rental revenue adjustment	(8,441)	(4,840)	(15,342)	(9,039)
Cash Net Operating Income	$99,015	$71,455	$194,182	$140,613

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$40,901	$26,037	$89,801	$56,680
Interest expense	10,168	9,593	19,851	19,345
Depreciation and amortization	46,609	36,228	89,080	71,372
Gains on sale of real estate	—	(2,750)	(8,486)	(13,610)
EBITDAre	$97,678	$69,108	$190,246	$133,787

Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective

January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At June 30, 2022, the Operating Partnership had issued and outstanding $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
As of June 30, 2022, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities with an aggregate principal amount of $1.7 billion, of which $6.0 million is due within 12 months;
•Total scheduled interest payments on our fixed rate debt and projected interest payments on our variable rate debt of $303.7 million, of which $45.8 million is due within 12 months;
•Commitments of $77.7 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $28.3 million, of which $2.3 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of June 30, 2022, our cash and cash equivalents were $34.3 million, and we had borrowings of $125.0 million outstanding under our unsecured revolving credit facility, leaving $875.0 million available for future borrowings.
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
    ATM Program
On May 27, 2022, we established a new at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.0 billion (the “Current 2022 ATM Program”). The Current 2022 ATM Program replaces our previous $750.0 million at-the-market equity offering program, which was established on January 13, 2022 (the “Prior 2022 ATM Program”), under which we had sold shares of our common stock having an aggregate gross sales price of $697.5 million through May 27, 2022. In addition, we previously established a $750.0 million at-the-market equity offering program on November 9, 2020 (the “2020 ATM Program”), under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022. We may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under ATM programs. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.
During the six months ended June 30, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the Current 2022 ATM Program and Prior 2022 ATM Program with respect to 17,754,748 shares of common stock at a weighted average initial forward sale price of $64.49 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the six months ended June 30, 2022, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2021 under the 2020 ATM Program and a portion of the forward equity sale agreements under the Current 2022 ATM Program and Prior 2022 ATM Program by issuing 10,369,893 shares of our common stock for net proceeds of $725.4 million. The net proceeds for the six months ended June 30, 2022 were calculated based on a weighted average net forward sale price at the time of settlement of $69.95 per share. As of June 30, 2022, we had 9,291,211 shares of common stock, or approximately $552.1 million of forward net proceeds remaining for settlement to occur before the third quarter of 2023, based on net forward sales price of $59.42 per share.
As of June 30, 2022, approximately $536.5 million of common stock remains available to be sold under the Current 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the Current 2022 ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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
During the six months ended June 30, 2022, we completed the disposition of one property for a sales price of $16.5 million and total net cash proceeds of $15.3 million. The net cash proceeds were used to partially fund the acquisition of one property during the six months ended June 30, 2022, through a 1031 Exchange transaction.
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
Investment Grade Rating
Our credit ratings at June 30, 2022, were Baa3 (Stable outlook) from Moody’s, BBB (Positive outlook) from S&P and BBB (Positive outlook) from Fitch with respect to our Credit Agreement (described below), $100 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit rating at June 30, 2022, was BB+ from both Fitch and S&P with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
On May 26, 2022, we amended our credit agreement, which was comprised of a $700.0 million unsecured revolving credit facility that was scheduled to mature on February 13, 2024, by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a senior unsecured term loan facility (the “Term Loan Facility”) that permits aggregate borrowings of up to $300 million, all of which was borrowed at closing on May 26, 2022, and (ii) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion. The maturity date of the Term Loan Facility is May 26, 2027, and the maturity date of the Revolver is May 26, 2026 (with two extensions options of six months each). The Credit Agreement has an accordion option that permits us to request additional lender commitments up to an additional $1.2 billion, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Loan Facility, additional term loan tranches or any combination of the foregoing, subject to certain terms and conditions.
On July 19, 2022, we exercised the accordion option under the Credit Agreement to add a $400 million unsecured term loan with a maturity date of July 19, 2024 (with two extensions options of one year each).
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) Daily Simple SOFR plus the applicable margin or (iii) the applicable Base Rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and Daily Simple SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Loan Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for Base Rate loans, depending on our investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for Base Rate loans, depending on our investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable facility fee ranges from 0.125% to 0.300% per annum, depending on our investment grade ratings. The interest rate under the Credit Agreement is also subject to a favorable leverage-based adjustment if our ratio of total indebtedness to total asset value is less than 35%.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had $450.0 million outstanding under the Revolver, leaving $550.0 million available for future borrowings.

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we have acquired 41 properties with 4.4 million rentable square feet of buildings on 243 acres of land, for an aggregate purchase price of $1.7 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have over $500.0 million of acquisitions under contract or letter of intent. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand and proceeds from forward equity settlements, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the six months ended June 30, 2022.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of June 30, 2022, 16 of our properties were under current repositioning, redevelopment, or lease-up and we have a pipeline of 11 additional properties for which we anticipate beginning construction work over the next four quarters. We currently estimate that approximately $384.7 million of capital will be required over the next three years (3Q-2022 through 2Q-2025) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand and proceeds from forward equity settlements, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2022
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$41,459	19,790,395	$2.09
Recurring Capital Expenditures(5)	3,314	37,896,126	$0.09
Total Capital Expenditures	$44,773
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
On July 18, 2022, our board of directors declared the quarterly cash dividends/distributions, record dates and payment dates, and on July 25, 2022, adjusted the common stock dividend and OP Unit distribution payment dates as set forth below.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	September 30, 2022	October 14, 2022
OP Units	$0.315	September 30, 2022	October 14, 2022
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2022	September 30, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2022	September 30, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2022	September 30, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2022	September 30, 2022
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 15, 2022	September 30, 2022

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2022:

	Contractual Maturity Date		Margin Above SOFR/LIBOR		Effective Interest Rate(1)	Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	5/26/2026	(4)	S+0.775%	(5)	2.375%	$125,000
$100M Senior Notes	8/6/2025		n/a		4.290%	100,000
$300M Term Loan Facility	5/26/2027		S+0.850%	(5)	2.636%	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%	125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%	25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%	400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%	400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%	75,000
Total Unsecured Debt						$1,550,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%	$3,892
$60M Term Loan	8/1/2023	(6)	L+1.700%		3.487%	57,716
960-970 Knox Street	11/1/2023		n/a		5.000%	2,354
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%	3,760
11600 Los Nietos Road	5/1/2024		n/a		4.190%	2,545
5160 Richton Street	11/15/2024		n/a		3.790%	4,213
22895 Eastpark Drive	11/15/2024		n/a		4.330%	2,648
701-751 Kingshill Place	1/5/2026		n/a		3.900%	7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%	15,144
2205 126th Street	12/1/2027		n/a		3.910%	5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%	10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%	3,965
Gilbert/La Palma	3/1/2031		n/a		5.125%	2,028
7817 Woodley Avenue	8/1/2039		n/a		4.140%	3,071
Total Secured Debt						$123,936
Total Consolidated Debt					2.742%	$1,673,936
(1)Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $13.4 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2022.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee ranges from 0.125% to 0.300% per annum depending upon our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time.
(4)Two additional six-month extensions are available at the borrower’s option, subject to certain terms and conditions.
(5)The interest rates on these loans are comprised of daily SOFR for the Revolver and 1-month SOFR for the Term Loan Facility (in each case increased by a 0.10% SOFR adjustment) plus an applicable margin ranging from 0.725% to 1.400% per annum for the Revolver and 0.80% to 1.60% per annum for the Term Loan Facility, depending on our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time.
(6)The $60 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2022:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	7.9	2.77%	2.77%	$1,191,220	71%
Variable	4.2	SOFR/LIBOR + Margin (See Above)	2.67%	$482,716	29%
Secured vs. Unsecured:
Secured	3.0		3.81%	$123,936	7%
Unsecured	7.1		2.66%	$1,550,000	93%
(1)Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.  Assumes daily SOFR of 1.500%, 1-month SOFR of 1.686% and 1-month LIBOR of 1.787% as of June 30, 2022, as applicable.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $13.4 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2022.
At June 30, 2022, we had total consolidated indebtedness of $1.7 billion, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 2.74% and an average term-to-maturity of 6.8 years.
At June 30, 2022, we had consolidated indebtedness of $1.7 billion, reflecting a net debt to total combined market capitalization of approximately 13.5%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
The Credit Agreement, $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement, maintaining a ratio of secured debt to total asset value of not more than 45%;
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
The Credit Agreement and Senior Notes also contain limitations on our ability to pay distributions on our common stock.  Specifically, our cash dividends may not exceed the greater of (i) 95% of our FFO (as defined in the credit agreement) and (ii) the amount required for us to qualify and maintain our REIT status.  If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
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
We were in compliance with all of our quarterly debt covenants as of June 30, 2022.

Cash Flows
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Cash provided by operating activities	$162,907	$101,677	$61,230
Cash used in investing activities	$(1,050,234)	$(449,158)	$(601,076)
Cash provided by financing activities	$877,646	$234,203	$643,443
Net cash provided by operating activities. Net cash provided by operating activities increased by $61.2 million to $162.9 million for the six months ended June 30, 2022, compared to $101.7 million for the six months ended June 30, 2021.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2021, the increase in Cash NOI from our Same Property Portfolio and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities increased by $601.1 million to $1.1 billion for the six months ended June 30, 2022, compared to $449.2 million for the six months ended June 30, 2021. The increase was primarily attributable to a $583.0 million increase in cash paid for property acquisitions and acquisition related deposits, a $12.4 million decrease in proceeds from the sale of real estate for comparable periods and a $5.7 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects.

Net cash provided by financing activities. Net cash provided by financing activities increased by $643.4 million to $877.6 million for the six months ended June 30, 2022, compared to $234.2 million for the six months ended June 30, 2021. The increase was primarily attributable to the following: (i) an increase of $937.0 million in cash proceeds from borrowings under the Revolver, (ii) an increase of $415.3 million in net cash proceeds from the issuance of shares of our common stock, and (iii) an increase of $300.0 million in cash proceeds from borrowings under the Term Loan Facility in May 2022. These increases were partially offset by the following: (i) a decrease of $812.0 million from the repayment of the borrowings under the Revolver, (ii) a decrease of $150.0 million from the repayment of the $150.0 Million Term Loan Facility in May 2022, and (iii) an increase of $30.1 million in dividends paid to common stockholders.
Inflation
In the last several years, we do not believe that inflation has had a material impact on the Company. However, recently inflation has significantly increased and a prolonged period of high and persistent inflation could cause an increase in our operating expenses, capital expenditures and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above.

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon LIBOR or SOFR. From time to time, we use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. As of June 30, 2022, we did not have any outstanding interest rate swap agreements.  We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. For a summary of recent interest rate swap transactions, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements.
At June 30, 2022, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $1.67 billion. Of this total amount, $1.19 billion, or 71%, comprises fixed-rate debt and the remaining $482.7 million, or 29%, comprises variable-rate debt. Based upon the amount of variable-rate debt outstanding as of June 30, 2022, if LIBOR and SOFR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $2.4 million annually.  If LIBOR and SOFR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $2.4 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	57	$78.04	N/A	N/A
May 1, 2022 to May 31, 2022	79	$76.09	N/A	N/A
June 1, 2022 to June 30, 2022	—	$—	N/A	N/A
	136	$76.91	N/A	N/A
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
10.1
Fourth Amended and Restated Credit Agreement, dated as of May 26, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on May 27, 2022)

10.2
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate. (incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the registrant on May 27, 2022)

10.3
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC. (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on May 27, 2022)

10.4
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on May 27, 2022)

10.5
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate. (incorporated by reference to Exhibit 1.4 of Form 8-K, filed by the registrant on May 27, 2022)

10.6
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC. (incorporated by reference to Exhibit 1.5 of Form 8-K, filed by the registrant on May 27, 2022)

10.7
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC. (incorporated by reference to Exhibit 1.6 of Form 8-K, filed by the registrant on May 27, 2022)

10.8
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and JMP Securities LLC. (incorporated by reference to Exhibit 1.7 of Form 8-K, filed by the registrant on May 27, 2022)

10.9
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate. (incorporated by reference to Exhibit 1.8 of Form 8-K, filed by the registrant on May 27, 2022)

10.10
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate. (incorporated by reference to Exhibit 1.9 of Form 8-K, filed by the registrant on May 27, 2022)

10.11
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC. (incorporated by reference to Exhibit 1.10 of Form 8-K, filed by the registrant on May 27, 2022)

10.12
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate. (incorporated by reference to Exhibit 1.11 of Form 8-K, filed by the registrant on May 27, 2022)

10.13
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. and its affiliates (incorporated by reference to Exhibit 1.12 of Form 8-K, filed by the registrant on May 27, 2022)

10.14
Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities LLC and its affiliates. (incorporated by reference to Exhibit 1.13 of Form 8-K, filed by the registrant on May 27, 2022)

10.15	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 19, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on July 20, 2022)
22.1*	List of Issuers of Guaranteed Securities

Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

July 25, 2022	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

July 25, 2022	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

July 25, 2022	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)