Form 10-Q
period 2022-09-30
Rexford Industrial Realty, Inc.
filed 2022-10-24
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 19, 2022 was 183,492,816.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Land	$5,559,795	$4,143,021
Buildings and improvements	3,275,572	2,588,836
Tenant improvements	141,413	127,708
Furniture, fixtures and equipment	132	132
Construction in progress	88,545	71,375
Total real estate held for investment	9,065,457	6,931,072
Accumulated depreciation	(576,004)	(473,382)
Investments in real estate, net	8,489,453	6,457,690
Cash and cash equivalents	37,141	43,987
Restricted cash	—	11
Rents and other receivables, net	12,592	11,027
Deferred rent receivable, net	81,867	61,511
Deferred leasing costs, net	42,758	32,940
Deferred loan costs, net	5,184	1,961
Acquired lease intangible assets, net	175,913	132,158
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	12,565	—
Other assets	27,868	19,066
Acquisition related deposits	8,200	8,445
Assets associated with real estate held for sale	—	7,213
Total Assets	$8,898,697	$6,781,165
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,934,082	$1,399,565
Interest rate swap liability	—	7,482
Accounts payable, accrued expenses and other liabilities	113,770	65,833
Dividends and distributions payable	59,926	40,143
Acquired lease intangible liabilities, net	154,851	127,017
Tenant security deposits	69,756	57,370
Prepaid rents	19,992	15,829
Liabilities associated with real estate held for sale	—	231
Total Liabilities	2,352,377	1,713,470
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2022 and December 31, 2021 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at September 30, 2022 and December 31, 2021 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 182,576,706 and 160,511,482 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,826	1,605
Additional paid-in capital	6,254,853	4,828,292
Cumulative distributions in excess of earnings	(237,135)	(191,120)
Accumulated other comprehensive loss	9,223	(9,874)
Total stockholders’ equity	6,184,443	4,784,579
Noncontrolling interests	361,877	283,116
Total Equity	6,546,320	5,067,695
Total Liabilities and Equity	$8,898,697	$6,781,165
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental income	$162,581	$115,260	$452,156	$319,140
Management and leasing services	163	136	456	350
Interest income	3	7	5	36
TOTAL REVENUES	162,747	115,403	452,617	319,526
OPERATING EXPENSES
Property expenses	39,614	27,501	108,448	75,631
General and administrative	14,951	11,806	44,531	33,981
Depreciation and amortization	51,146	38,676	140,226	110,048
TOTAL OPERATING EXPENSES	105,711	77,983	293,205	219,660
OTHER EXPENSES
Other expenses	413	4	746	35
Interest expense	14,975	10,427	34,826	29,772
TOTAL EXPENSES	121,099	88,414	328,777	249,467
Loss on extinguishment of debt	—	(505)	(877)	(505)
Gains on sale of real estate	—	13,702	8,486	27,312
NET INCOME	41,648	40,186	131,449	96,866
Less: net income attributable to noncontrolling interests	(2,368)	(2,173)	(7,142)	(5,852)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	39,280	38,013	124,307	91,014
Less: preferred stock dividends	(2,314)	(2,976)	(6,943)	(10,249)
Less: original issuance costs of redeemed preferred stock	—	(3,349)	—	(3,349)
Less: earnings allocated to participating securities	(201)	(143)	(605)	(423)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$36,765	$31,545	$116,759	$76,993
Net income attributable to common stockholders per share - basic	$0.21	$0.23	$0.70	$0.57
Net income attributable to common stockholders per share - diluted	$0.21	$0.23	$0.70	$0.57
Weighted average shares of common stock outstanding - basic	171,908,895	138,762,384	165,852,466	134,922,168
Weighted average shares of common stock outstanding - diluted	172,831,173	139,630,475	166,401,434	135,429,176

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$41,648	$40,186	$131,449	$96,866
Other comprehensive income (loss): cash flow hedge adjustments	12,694	(900)	19,861	4,806
Comprehensive income	54,342	39,286	151,310	101,672
Comprehensive income attributable to noncontrolling interests	(2,865)	(2,188)	(7,906)	(6,183)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$51,477	$37,098	$143,404	$95,489

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$155,676	171,064,419	$1,711	$5,556,819	$(216,588)	$(2,974)	$5,494,644	$357,054	$5,851,698
Issuance of common stock	—	11,515,553	115	705,587	—	—	705,702	—	705,702
Offering costs	—	—	—	(8,876)	—	—	(8,876)	—	(8,876)
Share-based compensation	—	(1,274)	—	1,436	—	—	1,436	5,047	6,483
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(1,992)	—	(113)	—	—	(113)	—	(113)
Acquisition of private REIT - preferred units	—	—	—	—	—	—	—	122	122
Net income	2,314	—	—	—	36,966	—	39,280	2,368	41,648
Other comprehensive income	—	—	—	—	—	12,197	12,197	497	12,694
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(798)	(798)
Common stock dividends ($0.315 per common share)	—	—	—	—	(57,513)	—	(57,513)	—	(57,513)
Common unit distributions	—	—	—	—	—	—	—	(2,413)	(2,413)
Balance at September 30, 2022	$155,676	182,576,706	$1,826	$6,254,853	$(237,135)	$9,223	$6,184,443	$361,877	$6,546,320

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$242,327	137,727,998	$1,377	$3,499,623	$(182,851)	$(12,319)	$3,548,157	$284,615	$3,832,772
Issuance of common stock	—	13,688,432	137	791,129	—	—	791,266	—	791,266
Offering costs	—	—		(8,552)	—	—	(8,552)	—	(8,552)
Share-based compensation	—	16,238	—	1,000	—	—	1,000	3,596	4,596
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(609)	—	(38)	—	—	(38)	—	(38)
Conversion of OP Units to common stock	—	12,849	—	438	—	—	438	(438)	—
Net income	2,976	—	—	—	35,037		38,013	2,173	40,186
Other comprehensive income	—	—	—	—	—	(915)	(915)	15	(900)
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Preferred stock dividends ($0.183594 per series A preferred share, $0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,976)	—	—	—	—	—	(2,976)	—	(2,976)
Preferred unit distributions	—	—	—	—	—	—	—	(708)	(708)
Common stock dividends ($0.24 per common share)	—	—	—	—	(36,347)	—	(36,347)	—	(36,347)
Common unit distributions	—	—	—	—	—	—	—	(1,623)	(1,623)
Balance at September 30, 2021	$155,676	151,444,908	$1,514	$4,283,600	$(187,510)	$(13,234)	$4,240,046	$287,630	$4,527,676

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	21,885,446	219	1,441,506	—	—	1,441,725	—	1,441,725
Offering costs	—	—	—	(20,122)	—	—	(20,122)	—	(20,122)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	123,840	1	4,090	—	—	4,091	15,073	19,164
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,230)	—	(2,138)	—	—	(2,138)	—	(2,138)
Conversion of OP units to common stock	—	87,168	1	3,225	—	—	3,226	(3,226)	—
Acquisition of private REIT - preferred units	—	—	—	—	—	—	—	122	122
Net income	6,943	—	—	—	117,364	—	124,307	7,142	131,449
Other comprehensive income	—	—	—	—	—	19,097	19,097	764	19,861
Preferred stock dividends ($1.101564 per series B preferred share and $1.054689 per series C preferred share)	(6,943)	—	—	—	—	—	(6,943)	—	(6,943)
Preferred unit distributions	—	—	—	—	—	—	—	(2,319)	(2,319)
Common stock dividends ($0.945 per common share)	—	—	—	—	(163,379)	—	(163,379)	—	(163,379)
Common unit distributions	—	—	—	—	—	—	—	(6,962)	(6,962)
Balance at September 30, 2022	$155,676	182,576,706	$1,826	$6,254,853	$(237,135)	$9,223	$6,184,443	$361,877	$6,546,320

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	19,711,131	198	1,104,244	—	—	1,104,442	—	1,104,442
Offering costs	—	—	—	(12,284)	—	—	(12,284)	—	(12,284)
Share-based compensation	—	109,029	1	2,790	—	—	2,791	10,703	13,494
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(28,943)	—	(1,403)	—	—	(1,403)	—	(1,403)
Conversion of units to common stock	—	227,653	2	7,654	—	—	7,656	(7,656)	—
Net income	10,249	—	—	—	80,765	—	91,014	5,852	96,866
Other comprehensive income	—	—	—	—	—	4,475	4,475	331	4,806
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Preferred stock dividends ($0.917970 per series A preferred share, $1.101564 per series B preferred share and $1.054689 per series C preferred share)	(10,249)	—	—	—	—	—	(10,249)	—	(10,249)
Preferred unit distributions	—	—	—	—	—	—	—	(2,124)	(2,124)
Common stock dividends ($0.72 per share)	—	—	—	—	(101,537)	—	(101,537)	—	(101,537)
Common unit distributions	—	—	—	—	—	—	—	(4,927)	(4,927)
Balance at September 30, 2021	$155,676	151,444,908	$1,514	$4,283,600	$(187,510)	$(13,234)	$4,240,046	$287,630	$4,527,676

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,449	$96,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,226	110,048
Amortization of (below) above market lease intangibles, net	(18,250)	(9,289)
Amortization of debt issuance costs	1,849	1,402
Amortization of discount (premium) on notes payable, net	186	(34)
Loss on extinguishment of debt	877	505
Gain on sale of real estate	(8,486)	(27,312)
Equity based compensation expense	18,710	13,230
Straight-line rent	(23,753)	(14,904)
Payments for termination/settlement of interest rate derivatives	(589)	(4,045)
Amortization related to termination/settlement of interest rate derivatives	403	1,476
Change in working capital components:
Rents and other receivables	(223)	475
Deferred leasing costs	(10,240)	(13,148)
Other assets	(3,159)	(4,190)
Accounts payable, accrued expenses and other liabilities	25,047	21,764
Tenant security deposits	6,354	6,766
Prepaid rents	542	333
Net cash provided by operating activities	260,943	179,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,973,307)	(1,316,905)
Capital expenditures	(90,260)	(71,588)
Payments for deposits on real estate acquisitions, net	(7,575)	(9,610)
Proceeds from sale of real estate	15,315	45,382
Net cash used in investing activities	(2,055,827)	(1,352,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	(90,000)
Issuance of common stock, net	1,421,603	1,092,158
Proceeds from borrowings	2,654,000	983,556
Repayment of borrowings	(2,118,731)	(813,682)
Debt issuance costs	(6,887)	(4,556)
Dividends paid to preferred stockholders	(6,943)	(10,249)
Dividends paid to common stockholders	(144,389)	(93,446)
Distributions paid to common unitholders	(6,169)	(4,795)
Distributions paid to preferred unitholders	(2,319)	(2,124)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,138)	(1,403)
Net cash provided by financing activities	1,788,027	1,055,459
Increase (decrease) in cash, cash equivalents and restricted cash	(6,857)	(117,319)
Cash, cash equivalents and restricted cash, beginning of period	43,998	177,523
Cash, cash equivalents and restricted cash, end of period	$37,141	$60,204
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $8,021 and $2,902 for the nine months ended September 30, 2022 and 2021, respectively)	$33,330	$26,152
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,363	$—
Issuance of OP Units in connection with acquisition of real estate	$56,167	$—
Issuance of 3.00% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$12,000	$—
Acquisition of private REIT - preferred units	$122	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$—	$3,346
Accrual for capital expenditures	$26,059	$16,731
Accrual of dividends and distributions	$59,926	$37,970
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of September 30, 2022, our consolidated portfolio consisted of 345 properties with approximately 41.7 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2022 and December 31, 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$43,987	$176,293
Restricted cash	11	1,230
Cash, cash equivalents and restricted cash, beginning of period	$43,998	$177,523

Cash and cash equivalents	$37,141	$60,154
Restricted cash	—	50
Cash, cash equivalents and restricted cash, end of period	$37,141	$60,204
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the nine months ended September 30, 2022, we used discount rates ranging from 4.75% to 7.50% and exit capitalization rates ranging from 3.75% to 6.25%.

In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the nine months ended September 30, 2022, we used an estimated average lease-up period ranging from six months to twelve months.
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
We capitalized interest costs of $3.6 million and $1.3 million during the three months ended September 30, 2022 and 2021, respectively, and $8.0 million and $2.9 million during the nine months ended September 30, 2022 and 2021 respectively. We capitalized real estate taxes and insurance costs aggregating $1.5 million and $0.7 million during the three months ended September 30, 2022 and 2021, respectively, and $3.9 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively. We capitalized compensation costs for employees who provide construction services of $2.3 million and $1.5 million during the three months ended September 30, 2022 and 2021, respectively, and $6.4 million and $4.2 million during the nine months ended September 30, 2022 and 2021, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of September 30, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, our property located at 28159 Avenue Stanford was classified as held for sale. See “Note 3 – Investments in Real Estate” for details.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three and nine months ended September 30, 2022 and 2021, there were no impairment charges recorded to the carrying value of our properties.
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
In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than the private REIT which is taxable as a REIT, our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2022, and December 31, 2021, we have not established a liability for uncertain tax positions.

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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases, including deferred rent receivables arising from straight-line recognition of rental income. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.1 million and $0.1 million as a net increase adjustment to rental income for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million as a net increase adjustment and $0.5 million as a net reduction adjustment to rental income for the nine months ended September 30, 2022 and 2021, respectively, in the consolidated statements of operations.
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
Reference Rate Reform
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As of September 30, 2022, all our derivatives impacted by this guidance have been terminated.
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

3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the nine months ended September 30, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
444 Quay Avenue(2)	Los Angeles - South Bay	1/14/2022	29,760	1	$10,760
18455 Figueroa Street	Los Angeles - South Bay	1/31/2022	146,765	2	64,250
24903 Avenue Kearny	Los Angeles - San Fernando Valley	2/1/2022	214,436	1	58,463
19475 Gramercy Place	Los Angeles - South Bay	2/2/2022	47,712	1	11,300
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/8/2022	56,510	1	25,000
13700-13738 Slover Ave(2)	San Bernardino - Inland Empire West	2/10/2022	17,862	1	13,209
Meggitt Simi Valley	Ventura	2/24/2022	285,750	3	57,000
21415-21605 Plummer Street	Los Angeles - San Fernando Valley	2/25/2022	231,769	2	42,000
1501-1545 Rio Vista Avenue	Los Angeles - Central	3/1/2022	54,777	2	28,000
17011-17027 Central Avenue	Los Angeles - South Bay	3/9/2022	52,561	3	27,363
2843 Benet Road	San Diego - North County	3/9/2022	35,000	1	12,968
14243 Bessemer Street	Los Angeles - San Fernando Valley	3/9/2022	14,299	1	6,594
2970 East 50th Street	Los Angeles - Central	3/9/2022	48,876	1	18,074
19900 Plummer Street	Los Angeles - San Fernando Valley	3/11/2022	43,472	1	15,000
Long Beach Business Park	Los Angeles - South Bay	3/17/2022	123,532	4	24,000	(3)
13711 Freeway Drive(4)	Los Angeles - Mid-Counties	3/18/2022	82,092	1	34,000
6245 Providence Way	San Bernardino - Inland Empire West	3/22/2022	27,636	1	9,672
7815 Van Nuys Blvd	Los Angeles - San Fernando Valley	4/19/2022	43,101	1	25,000
13535 Larwin Circle	Los Angeles - Mid-Counties	4/21/2022	56,011	1	15,500
1154 Holt Blvd	San Bernardino - Inland Empire West	4/29/2022	35,033	1	14,158
900-920 Allen Avenue	Los Angeles - San Fernando Valley	5/3/2022	68,630	2	25,000
1550-1600 Champagne Avenue	San Bernardino - Inland Empire West	5/6/2022	124,243	2	46,850
10131 Banana Avenue(2)	San Bernardino - Inland Empire West	5/6/2022	—	—	26,166
2020 Central Avenue	Los Angeles - South Bay	5/20/2022	30,233	1	10,800
14200-14220 Arminta Street(5)	Los Angeles - San Fernando Valley	5/25/2022	200,003	1	80,653
1172 Holt Blvd	San Bernardino - Inland Empire West	5/25/2022	44,004	1	17,783
1500 Raymond Avenue(4)	Orange County - North	6/1/2022	—	—	45,000
2400 Marine Avenue	Los Angeles - South Bay	6/2/2022	50,000	2	30,000
14434-14527 San Pedro Street	Los Angeles - South Bay	6/3/2022	118,923	1	49,105
20900 Normandie Avenue	Los Angeles - South Bay	6/3/2022	74,038	1	39,980
15771 Red Hill Avenue	Orange County - Airport	6/9/2022	100,653	1	46,000
14350 Arminta Street	Los Angeles - San Fernando Valley	6/10/2022	18,147	1	8,400
29125 Avenue Paine	Los Angeles - San Fernando Valley	6/14/2022	175,897	1	45,000
3935-3949 Heritage Oak Court	Ventura	6/22/2022	186,726	1	56,400
620 Anaheim Street	Los Angeles - South Bay	6/23/2022	34,555	1	17,100
400 Rosecrans Avenue	Los Angeles - South Bay	7/6/2022	28,006	1	8,500

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
3547-3555 Voyager Street	Los Angeles - South Bay	7/12/2022	60,248	3	20,900
6996-7044 Bandini Blvd	Los Angeles - Central	7/13/2022	111,515	2	40,500
4325 Etiwanda Avenue	Riverside / San Bernardino - Inland Empire West	7/15/2022	124,258	1	47,500
Merge-West	Riverside / San Bernardino - Inland Empire West	7/18/2022	1,057,419	6	470,000
6000-6052 & 6027-6029 Bandini Blvd	Los Angeles - Central	7/22/2022	182,782	2	91,500
3901 Via Oro Avenue	Los Angeles - South Bay	8/12/2022	53,817	1	20,000
15650 Don Julian Road	Los Angeles - San Gabriel Valley	8/12/2022	43,392	1	16,226
15700 Don Julian Road	Los Angeles - San Gabriel Valley	8/12/2022	40,453	1	15,127
17000 Gale Avenue	Los Angeles - San Gabriel Valley	8/12/2022	29,888	1	11,176
17909 & 17929 Susana Road	Los Angeles - South Bay	8/17/2022	57,376	2	26,100
2880 Ana Street	Los Angeles - South Bay	8/25/2022	80,850	1	34,600
920 Pacific Coast Highway	Los Angeles - South Bay	9/1/2022	148,186	1	100,000
21022 & 21034 Figueroa Street	Los Angeles - South Bay	9/7/2022	51,185	1	24,200
13301 Main Street	Los Angeles - South Bay	9/14/2022	106,969	1	51,150
Total 2022 Property Acquisitions			5,049,350	71	$2,034,027
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $25.0 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $2.06 billion. Each acquisition was funded with available cash on hand unless otherwise noted.
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

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2022 Acquisitions
Assets:
Land	$1,416,773
Buildings and improvements	611,418
Tenant improvements	8,309
Acquired lease intangible assets(1)	74,685
Right of use asset - ground lease(2)	4,787
Other acquired assets(3)	496
Total assets acquired	$2,116,468

Liabilities:
Acquired lease intangible liabilities(4)	$47,860
Deferred rent liabilities(5)	4,339
Lease liability - ground lease(2)	4,787
Other assumed liabilities(3)	10,066
Total liabilities assumed	$67,052
Net assets acquired	$2,049,416
(1)Acquired lease intangible assets is comprised of (i) $56.3 million of in-place lease intangibles with a weighted average amortization period of 5.8 years, (ii) $5.4 million of above-market lease intangibles with a weighted average amortization period of 7.1 years and (iii) $13.0 million of below-market ground lease intangibles with a weighted average amortization period of 78.9 years.
(2)The ROU asset and lease liability relate to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
(3)Includes other working capital assets acquired and liabilities assumed at the time of acquisition.
(4)Represents below-market lease intangibles with a weighted average amortization period of 9.2 years.
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
    Dispositions
The following table summarizes information related to the property that was sold during the nine months ended September 30, 2022.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
28159 Avenue Stanford	Los Angeles - San Fernando Valley	1/13/2022	79,247	$16,500	$8,486
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.

Real Estate Held for Sale
As of September 30, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, the property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale.
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

4.    Acquired Lease Intangibles
    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	September 30, 2022	December 31, 2021
Acquired Lease Intangible Assets:
In-place lease intangibles	$311,382	$256,902
Accumulated amortization	(162,791)	(135,415)
In-place lease intangibles, net	$148,591	$121,487

Above-market tenant leases	$26,412	$21,065
Accumulated amortization	(11,978)	(10,394)
Above-market tenant leases, net	$14,434	$10,671

Below-market ground lease(1)	$12,977	$—
Accumulated amortization(1)	(89)	—
Below-market ground lease, net	$12,888	$—
Acquired lease intangible assets, net	$175,913	$132,158

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(221,758)	$(174,686)
Accumulated accretion	66,907	47,669
Below-market tenant leases, net	$(154,851)	$(127,017)
Acquired lease intangible liabilities, net	$(154,851)	$(127,017)
(1)The below-market lease intangible relates to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
In-place lease intangibles(1)	$10,855	$7,159	$29,154	$21,856
Net below-market tenant leases(2)	$(7,074)	$(3,191)	$(18,339)	$(9,289)
Below-market ground leases(3)	$41	$—	$89	$—
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

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021	Margin Above LIBOR/SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	3.805%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	—	S+0.800%	(2)	3.942%		7/19/2024	(4)
$150M Term Loan Facility(5)	—	150,000	n/a		n/a		5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan	300,000	—	S+0.800%	(2)	3.717%	(6)	5/26/2027
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,825,000	$1,275,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(7)	$3,862	$3,951	n/a		4.080%		4/5/2023
$60M Term Loan(8)	57,521	58,108	L+1.700%		4.843%		8/1/2023	(8)
960-970 Knox Street(7)	2,330	2,399	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(7)	3,736	3,806	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,503	2,626	n/a		4.190%		5/1/2024
5160 Richton Street(7)	4,183	4,272	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,630	2,682	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	15,055	15,320	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,947	4,002	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,982	2,119	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	3,041	3,132	n/a		4.140%		8/1/2039
2515 Western Avenue(11)	—	13,104	n/a		4.500%		9/1/2042
Total Secured Debt	$123,390	$138,121
Total Unsecured and Secured Debt	$1,948,390	$1,413,121
Less: Unamortized premium/discount and debt issuance costs(12)	(14,308)	(13,556)
Total	$1,934,082	$1,399,565
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2022, and includes the effect of interest rate swaps that were effective as of September 30, 2022. See footnote (4) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.
(2)The interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for the unsecured revolving credit facility and 1-month term SOFR (“Term SOFR”) for the $300.0 million and $400.0 million unsecured term loans (in each case increased by a 0.10% SOFR adjustment) plus an applicable margin ranging from 0.725% to

1.400% per annum for the unsecured revolving credit facility and 0.80% to 1.60% per annum for the $300.0 million and $400.0 million unsecured term loans, depending on our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time. These loans are also subject to a 0% SOFR floor. During the three months ended September 30, 2022, our credit ratings were upgraded by two credit rating agencies and as a result, the applicable margin on the unsecured revolving credit facility was lowered to 0.725% from 0.775% and the applicable margin on the $300.0 million and $400.0 million unsecured term loans was lowered to 0.80% from 0.85%.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee ranges from 0.125% to 0.300% per annum depending upon our investment grade rating, leverage ratio and sustainability performance metrics.
(4)The unsecured revolving credit facility has two six-month extensions, and the $400.0 million unsecured term loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(5)In May 2022, we paid in full the outstanding principal balance on this unsecured debt.
(6)As of September 30, 2022, Term SOFR related to $300.0 million of our variable rate debt has been effectively fixed through the use of interest rate swaps. See Note 7 for details related to our interest rate swaps. Including the impact of these interest rate swaps, the hedged effective interest rate on the $300.0 million unsecured term loan is 3.717%.
(7)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 960-970 Knox Street ($17,538), 7612-7642 Woodwind Drive ($24,270), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008) and 7817 Woodley Avenue ($20,855).
(8)Loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions. Monthly payments of interest only through June 2021, followed by equal monthly payments of principal ($65,250), plus accrued interest until maturity.
(9)For 701-751 Kingshill Place, fixed monthly payments of interest only through January 2023, followed by fixed monthly payments of interest and principal ($33,488) until maturity.
(10)Fixed monthly payments of interest only.
(11)In June 2022, we paid in full the outstanding principal balance on this secured debt and incurred no penalty for the prepayment in advance of its maturity date of September 1, 2042.
(12)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of September 30, 2022, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2022 - December 31, 2022	$550
2023	64,815
2024	413,403
2025	100,973
2026	7,587
Thereafter	1,361,062
Total	$1,948,390

    Fourth Amended and Restated Credit Agreement
On May 26, 2022, we amended our credit agreement, which was comprised of a $700.0 million unsecured revolving credit facility that was scheduled to mature on February 13, 2024, by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement initially provided for (i) a senior unsecured term loan facility that permits aggregate borrowings of up to $300.0 million (the “$300M Term Loan”), all of which was borrowed at closing on May 26, 2022, and (ii) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion. On July 19, 2022, we exercised the accordion option under the Credit Agreement to add a $400.0 million unsecured term loan (the “$400M Term Loan” and together with the $300M Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400M Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. The $300M Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR (“Daily Simple SOFR”) plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and Daily Simple SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our investment grade ratings. The interest rate under the Credit Agreement is also subject to a favorable leverage-based adjustment if our ratio of total indebtedness to total asset value is less than 35.0%.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable.
The Revolver and the Term Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts borrowed under the Term Facility and repaid or prepaid may not be reborrowed.
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
In connection with the amendment of our credit agreement, during the second quarter of 2022 we wrote off $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility. This write-off is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
On September 30, 2022, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
Repayment of $150 Million Term Loan Facility
On May 26, 2022, we used a portion of the borrowing proceeds from the $300M Term Loan to repay our $150.0 million unsecured term loan facility in full. We did not incur any prepayment penalties for repaying the $150.0 million unsecured term loan facility in advance of the maturity date of May 22, 2025. In connection with the repayment of the $150.0 million unsecured term loan facility, during the second quarter of 2022 we wrote off $0.7 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.

Debt Covenants
The Credit Agreement, our $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
The $400.0 million of 2.125% Senior Notes due 2030 and $400.0 million of 2.150% Senior Notes due 2031 contain the following covenants (as defined in the indentures) that we must comply with:
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
    We were in compliance with all of our required quarterly debt covenants as of September 30, 2022.

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

    For the three and nine months ended September 30, 2022, we recognized $155.5 million and $433.8 million of rental income related to operating lease payments, of which $127.3 million and $354.7 million are for fixed lease payments and $28.2 million and $79.1 million are for variable lease payments, respectively. For the comparable three and nine month-period ended September 30, 2021, we recognized $112.1 million and $309.9 million of rental income related to operating lease payments, of which $92.8 million and $256.4 million were for fixed lease payments and $19.3 million and $53.5 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2022 (in thousands):

Twelve Months Ended September 30,
2023	$493,849
2024	433,245
2025	368,109
2026	298,556
2027	220,361
Thereafter	787,015
Total	$2,601,135
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of September 30, 2022, our office space leases have current remaining lease terms ranging from approximately two years to five years with options to renew for an additional term of five years each. As of September 30, 2022, we also have two ground leases, one of which is a lease we assumed in the acquisition of 2970 East 50th Street in March 2022 which has a current remaining lease term of approximately 38 years and four additional ten-year options to renew. The second ground lease is for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a current remaining term of approximately one year and two additional ten-year options to renew.
    As of September 30, 2022, total ROU assets and lease liabilities were approximately $8.8 million and $11.4 million, respectively. As of December 31, 2021, total ROU assets and lease liabilities were approximately $3.5 million and $5.0 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost(1) (in thousands)	2022	2021	2022	2021
Operating lease cost	$455	$404	$1,387	$1,208
Variable lease cost	27	15	87	46
Sublease income	(67)	—	(201)	—
Total lease cost	$415	$419	$1,273	$1,254
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information (in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$547	$370	$1,450	$1,051
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$6,363	$—

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term(1)	35.2 years	3.3 years
Weighted-average discount rate(2)	3.75%	2.95%
(1)Includes the impact of extension options that we are reasonably certain to exercise. The weighted average remaining lease term as of September 30, 2022 includes the ground lease we assumed in the acquisition of 2970 East 50th Street in March 2022, which has a remaining lease term of approximately 78 years (including the four additional ten-year renewal options). Excluding this ground lease, the weighted average remaining lease term as of September 30, 2022, is 3.5 years.
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

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of September 30, 2022 (in thousands):

September 30, 2022
October 1, 2022 - December 31, 2022	$566
2023	2,308
2024	2,297
2025	1,122
2026	681
Thereafter	20,748
Total undiscounted lease payments	$27,722
Less imputed interest	(16,361)
Total lease liabilities	$11,361

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at September 30, 2022 and December 31, 2021 (dollars in thousands):

				Notional Value(2)		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(3)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate(1)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest Rate Swaps	7/27/2022	5/26/2027	2.8170%	$150,000	$—	$6,296	$—
Interest Rate Swaps	7/27/2022	5/26/2027	2.8175%	$150,000	$—	$6,269	$—
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$—	$150,000	$—	$(7,482)
(1)As of September 30, 2022, our interest rate swaps were indexed to 1-month SOFR. As of December 31, 2021, our interest rate swap was indexed to 1-month LIBOR.
(2)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(3)The fair value of derivative assets is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets and the fair value of (derivative liabilities) are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Transactions
On July 21, 2022, we executed five interest rate swap transactions with an aggregate notional value of $300.0 million to manage our exposure to changes in Term SOFR related to a portion of our variable-rate debt. These swaps, which became effective commencing on July 27, 2022 and mature on May 26, 2027, currently fix Term SOFR at a weighted average rate of 2.81725%. We have designated these interest rate swaps as cash flow hedges.
    On May 26, 2022, in conjunction with the repayment of the $150 million term loan facility, we paid $0.6 million to terminate the interest rate swap that was used to hedge the monthly cash flows associated with $150.0 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $0.6 million in AOCI at the time of termination. We are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the interest rate swap (May 26, 2022) through the original maturity date of the interest rate swap (November 22, 2024).
Our interest rate swaps are designated and qualify as cash flow hedges. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings. The following table sets forth the impact of our interest rate derivatives on our financial statements for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$12,326	$(2,893)	$17,743	$(1,435)
Amount of loss reclassified from AOCI into earnings under “Interest expense”(1)	$(368)	$(1,993)	$(2,118)	$(6,241)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$14,975	$10,427	$34,826	$29,772

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
As of September 30, 2022, we estimate that approximately $3.5 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next 12 months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2022 and December 31, 2021, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Interest Rate Swap Asset	$12,565	$—	$12,565	$—
December 31, 2021
Interest Rate Swap Liability	$(7,482)	$—	$(7,482)	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2022	$1,717,084	$—	$—	$1,717,084	$1,934,082
December 31, 2021	$1,404,680	$—	$—	$1,404,680	$1,399,565

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from 19 properties with approximately 1.0 million rentable square feet owned by entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations.  We recorded $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, in management and leasing services revenue.

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
    As of September 30, 2022, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of September 30, 2022, we had commitments of approximately $108.8 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
    We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of September 30, 2022, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of September 30, 2022, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the nine months ended September 30, 2022, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Equity
Preferred Stock
    At September 30, 2022 and December 31, 2021, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			September 30, 2022		December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
During the three and nine months ended September 30, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the Current 2022 ATM Program and Prior 2022 ATM Program with respect to 5,127,587 and 22,882,335 shares of common stock at a weighted average initial forward sale price of $64.73 and $64.55 per share, respectively. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the three months ended September 30, 2022, we physically settled a portion of the forward equity sale agreements under the Current 2022 ATM Program and Prior 2022 ATM Program by issuing 11,515,553 shares of our common stock for net proceeds of $697.0 million. During the nine months ended September 30, 2022, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2021 under the 2020 ATM Program, all the forward equity sale agreements under the Prior 2022 ATM Program and a portion of the forward equity sale agreements under the Current 2022 ATM Program by issuing 21,885,446 shares of our common stock for net proceeds of $1.4 billion. The net proceeds for the three and nine months ended September 30, 2022 were calculated based on a weighted average net forward sale price at the time of settlement of $60.53 and $64.99 per share, respectively. As of September 30, 2022, we had 2,903,245 shares of common stock, or approximately $188.6 million of forward net proceeds remaining for settlement to occur before the third quarter of 2023, based on net forward sales price of $64.96 per share.
As of September 30, 2022, approximately $201.0 million of common stock remains available to be sold under the Current 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the nine months ended September 30, 2022 and 2021, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Nine Months Ended September 30,
	2022	2021
Accumulated other comprehensive loss - beginning balance	$(9,874)	$(17,709)
Other comprehensive income (loss) before reclassifications	17,743	(1,435)
Amounts reclassified from accumulated other comprehensive loss to interest expense	2,118	6,241
Net current period other comprehensive income	19,861	4,806
Less: other comprehensive income attributable to noncontrolling interests	(764)	(331)
Other comprehensive income attributable to common stockholders	19,097	4,475
Accumulated other comprehensive income (loss) - ending balance	$9,223	$(13,234)
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, 4.43937% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership, 4.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership, 3.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership (the “Series 3 CPOP Units”) and the private REIT units, as more fully described below, that are not owned by us.
Operating Partnership Units
As of September 30, 2022, noncontrolling interests included 5,901,264 OP Units, 659,586 fully-vested LTIP units and 744,899 fully-vested performance units, and represented approximately 3.9% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2022, 87,168 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $3.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
On May 25, 2022, we acquired the property located at 14200-14220 Arminta Street for a purchase price of $80.7 million. As partial consideration for the property, we issued the seller 954,000 OP Units valued at $56.2 million.
Issuance of Series 3 CPOP Units
On March 17, 2022, we acquired an industrial business park located in Long Beach, California for a contractual purchase price of approximately $24.0 million. In consideration for the property, we (i) paid approximately $12.0 million in cash and (ii) issued the seller 164,998 newly issued Series 3 CPOP Units, valued at $12.0 million.
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
Private REIT Preferred Units
On July 18, 2022, we acquired the Merge-West properties through the purchase of a private REIT. The private REIT has 122 units of 12% cumulative redeemable non-voting preferred units (the “private REIT units”) outstanding that are held by unaffiliated third parties. Pursuant to the REIT purchase agreement and corresponding tax indemnification agreement, we have the obligation to maintain the REIT through February 3, 2023, which would prevent us from redeeming the private REIT units until that time. Upon redemption, the private REIT units have a redemption price equal to $1,000 per unit, or an aggregate price of $122,000, plus any distributions thereon that have accrued but have not been paid at the time of such redemption (the “liquidation preference”), plus a redemption premium of $100 per unit if redeemed on or before December 31, 2024. The private REIT units have been classified as noncontrolling interests in our consolidated balance sheets and have a balance equal to the liquidation preference.

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
As of September 30, 2022, a total of 2,479,273 shares of common stock, LTIP Units, Performance Units and other stock based award remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
    The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the nine months ended September 30, 2022:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2022	249,179	$45.62	239,709	$54.99
Granted	133,476	68.15	47,837	68.79
Forfeited	(9,636)	55.28	—	—
Vested(1)	(97,302)	43.45	(37,540)	61.34
Balance at September 30, 2022	275,717	$56.95	250,006	$56.68
(1)During the nine months ended September 30, 2022, 31,230 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2022:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2022 - December 31, 2022	1,034	104,176	253,900
2023	111,593	85,717	476,915
2024	78,231	42,788	366,004
2025	55,895	11,778	—
2026	28,964	5,547	—
Total	275,717	250,006	1,096,819
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expensed share-based compensation(1)	$6,316	$4,506	$18,710	$13,230
Capitalized share-based compensation(2)	167	90	454	264
Total share-based compensation	$6,483	$4,596	$19,164	$13,494
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and nine months ended September 30, 2022 and 2021, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
    As of September 30, 2022, total unrecognized compensation cost related to all unvested share-based awards was $33.9 million and is expected to be recognized over a weighted average remaining period of 25 months.

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$41,648	$40,186	$131,449	$96,866
Less: Preferred stock dividends	(2,314)	(2,976)	(6,943)	(10,249)
Less: Original issuance costs of redeemed preferred stock	—	(3,349)	—	(3,349)
Less: Net income attributable to noncontrolling interests	(2,368)	(2,173)	(7,142)	(5,852)
Less: Net income attributable to participating securities	(201)	(143)	(605)	(423)
Net income attributable to common stockholders – basic and diluted	$36,765	$31,545	$116,759	$76,993

Denominator:
Weighted average shares of common stock outstanding – basic	171,908,895	138,762,384	165,852,466	134,922,168
Effect of dilutive securities	922,278	868,091	548,968	507,008
Weighted average shares of common stock outstanding – diluted	172,831,173	139,630,475	166,401,434	135,429,176

Earnings per share — Basic
Net income attributable to common stockholders	$0.21	$0.23	$0.70	$0.57
Earnings per share — Diluted
Net income attributable to common stockholders	$0.21	$0.23	$0.70	$0.57
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

14.    Subsequent Events
    Acquisitions
The following table summarizes the property we acquired subsequent to September 30, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)
20851 Currier Road	Los Angeles - San Gabriel Valley	10/05/2022	59,412	1	$21,800
Dividends and Distributions Declared
On October 17, 2022, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	December 30, 2022	January 17, 2023
OP Units	$0.315	December 30, 2022	January 17, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2022	December 30, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2022	December 30, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2022	December 30, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2022	December 30, 2022
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2022	December 30, 2022

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
    As of September 30, 2022, our consolidated portfolio consisted of 345 properties with approximately 41.7 million rentable square feet.
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
2022 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 51.6% to $116.8 million for the nine months ended September 30, 2022, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 52.1% to $244.4 million for the nine months ended September 30, 2022, compared to the prior year.
•Net operating income (NOI)(1) increased by 41.1% to $343.7 million for the nine months ended September 30, 2022, compared to the prior year.
•Total portfolio occupancy at September 30, 2022 was 94.5%.
•Same Property Portfolio(2) average occupancy for the nine months ended September 30, 2022 was 98.9% and ending occupancy at September 30, 2022 was 98.4%.
•Executed a total of 325 new and renewal leases with a combined 4.0 million rentable square feet, with leasing spreads of 82.2% on a GAAP basis and 60.9% on a cash basis.
•Received credit rating upgrades to BBB+ from S&P and Baa2 from Moody’s.
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
•During the third quarter of 2022, we completed the acquisition of 15 properties with 2.2 million rentable square feet of buildings on 105.1 acres of land, including 1 acre of land for near term redevelopment, for an aggregate purchase price of $977.5 million.
•Subsequent to September 30, 2022, we completed the acquisition of one property with a 59,412 rentable square foot building on 2.8 acres of land, for a purchase price of $21.8 million.
Dispositions
•During the first quarter of 2022, we sold one property with 79,247 rentable square feet for a gross sales price of $16.5 million and recognized $8.5 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the first quarter of 2022, we stabilized our 111,260 rentable square foot redevelopment property located at 29025-29055 Avenue Paine.
•During the second quarter of 2022, we stabilized our 62,607 rentable square foot repositioning property located at 900 East Ball Road.
•During the third quarter of 2022, we stabilized two of our repositioning properties located at 11600 Los Nietos Road and 3441 MacArthur Boulevard, which have a combined 230,353 rentable square feet.
•As of September 30, 2022, five of our repositioning/redevelopment properties which are located at 12133 Greenstone Avenue, 15650-15700 Avalon Boulevard, 19475 Gramercy Place, 19431 Santa Fe Avenue and 415-435 Motor Avenue have been pre-leased.
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
•During the third quarter of 2022, we entered into forward equity sales agreements under our at-the-market equity offering program with respect to 5,127,587 shares of common stock at a weighted average initial forward sale price of 64.73 per share. In September 2022, we partially settled these forward equity sale agreements and the outstanding forward equity sale agreements from the second quarter of 2022 by issuing 11,515,553 shares of common stock in exchange for net proceeds of $697.0 million.
•As of September 30, 2022, we had 2,903,245 shares of common stock, or approximately $188.6 million of forward net proceeds remaining for settlement to occur before the fourth quarter of 2023.
Financing
•In May 2022, we amended our senior unsecured credit agreement to, among other changes, increase the borrowing capacity of our unsecured revolving credit facility to $1.0 billion from $700.0 million and to add a $300.0 million unsecured term loan. The proceeds from the $300.0 million unsecured term loan were used to repay our $150.0 million unsecured term loan facility due in 2025, terminate the associated swap, partially repay outstanding borrowings under the unsecured revolving credit facility and for general corporate purposes.
•On July 19, 2022, we amended our senior unsecured credit agreement to add a $400.0 million unsecured term loan with a maturity date of July 19, 2024 (with two extension options of one year each). Proceeds were used to fund acquisitions, reduce outstanding borrowings under the unsecured revolving credit facility and for general corporate purposes.
•On July 21, 2022, we executed five interest rate swap transactions with an aggregate notional value of $300.0 million to manage our exposure to changes in Term SOFR related to a portion of our variable-rate debt. These swaps, which are effective July 27, 2022, and mature on May 26, 2027, currently fix Term SOFR at a weighted average rate of 2.81725%.
Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at or above approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity, a dynamic regional economy, growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment.
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the third quarter of 2022 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from prior periods (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. In the last several quarters, we have observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution is driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand.
We believe our portfolio’s leasing performance during the third quarter of 2022 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were very strong during the third quarter of 2022. Average asking lease rates increased significantly both quarter-over-quarter and year-over-year, reaching an all-time high due to high levels of sustained demand and near-record low vacancy levels, with several submarkets retaining sub 1% vacancy rates. Current market conditions indicate rents are likely to increase through the remainder of 2022 as demand has been consistently strong, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were very strong during the third quarter of 2022. Average asking lease rates increased quarter-over-quarter reaching a record high, although rising at a decreasing rate these past two quarters, and vacancy decreased quarter-over-quarter to a new historic low, achieving sub 1% vacancy for the first time ever. Current market conditions indicate rents are likely to increase through the remainder of 2022 due to high demand and the continued low availability of industrial product in this region.
In San Diego, vacancy increased quarter-over-quarter from last quarter’s record low and average asking lease rates increased quarter-over-quarter.
In Ventura County, vacancy increased quarter-over-quarter and average asking lease rates increased quarter-over-quarter.
Lastly, in the Inland Empire, new industrial product continues to be absorbed well in the market.  In the Inland Empire West, which contains infill markets in which we operate, vacancy increased quarter-over-quarter but remained near historic lows. While overall average taking lease rates increased significantly year-over-year, they decreased quarter-over-quarter, primarily driven by leasing activity at larger big-box properties with over 500,000 square feet. For smaller properties with less than 500,000 square feet, such as those that we own, taking lease rates increased quarter-over-quarter. Current market conditions indicate rents are likely to continue to increase at smaller properties through the remainder of 2022 due to limited availability and persistent high levels of demand. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
We have a number of significant repositioning properties, which are individually presented in the tables below. A repositioning property that is considered significant is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements, the cost to complete repositioning work and lease-up is estimated to be greater than $1 million and the repositioning and lease-up time frame is estimated to be greater than six months. We also have a range of other spaces in repositioning, that due to their smaller size, relative scope, projected repositioning costs or relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial (and which we refer to as “other repositioning projects”).
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
As of September 30, 2022, 16 of our properties were under current repositioning or redevelopment and one of our properties was in the lease-up stage. In addition, we have a pipeline of 8 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the fourth quarter of 2022 and the first quarter of 2024. The tables below set forth a summary of these properties, as well the properties that were most recently stabilized in 2021 and 2022, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 9/30/2022
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	1Q-2023	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	LAND	LAND	1Q-2021	4Q-2022	100%(4)
15650-15700 Avalon Boulevard (South Bay)	LA	98,259	98,259	3Q-2021	4Q-2022	100%(5)
8210-8240 Haskell Avenue (SF Valley)	LA	52,934	52,934	1Q-2022	4Q-2022	—%
19431 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2022	1Q-2023	100%(6)
14100 Vine Place (Mid-Counties)	LA	122,514	122,514	2Q-2022	4Q-2022	—%
19475 Gramercy Place (South Bay)	LA	47,712	47,712	3Q-2022	4Q-2022	100%(7)
Total Current Repositioning		486,590	486,590

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(8)	Start	Completion	Total Property Leased % at 9/30/2022
Current Redevelopment:
15601 Avalon Boulevard (South Bay)	LA	86,879	3Q-2021	4Q-2022	—%
1055 Sandhill Avenue (South Bay)	LA	127,853	3Q-2021	3Q-2023	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	4Q-2023	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	1Q-2024	—%
12752-12822 Monarch Street (West OC)(9)	OC	161,711	1Q-2022	2Q-2023	See footnote (9)
1901 Via Burton (North OC)	OC	139,449	1Q-2022	4Q-2023	—%
3233 Mission Oaks Boulevard (Ventura)(10)	VC	117,358	2Q-2022	4Q-2023	—%
6027 Eastern Avenue (Central LA)	LA	92,781	3Q-2022	4Q-2023	—%
8888-8892 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	1Q-2024	—%
Total Current Redevelopment		1,213,321
– See footnotes starting on the following page –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(8)	Start	Completion	Total Property Leased % at 9/30/2022
Lease-up (Redevelopment):
415-435 Motor Avenue (San Gabriel Valley)	LA	94,321	2Q-2021	3Q-2022	100%(11)
Total Lease-up (Redevelopment)		94,321

Future Redevelopment:
12118 Bloomfield Avenue (Mid-Counties)	LA	109,570	4Q-2022	1Q-2024	—%
4416 Azusa Canyon Road (San Gabriel Valley)	LA	130,063	4Q-2022	1Q-2024	—%
2390-2444 American Way (North OC)	OC	97,170	4Q-2022	1Q-2024	—%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	4Q-2022	1Q-2024	—%
3071 Coronado Street (North OC)	OC	107,000	1Q-2023	1Q-2024	100%
12772 San Fernando Road (San Fernando Valley)	LA	143,421	3Q-2023	3Q-2024	52%
21515 Western Avenue (South Bay)	LA	84,100	4Q-2023	4Q-2024	—%
13711 Freeway Drive (Mid-Counties)	LA	108,000	1Q-2024	2Q-2025	100%
Total Future Redevelopment		998,566

Stabilized(12)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 9/30/2022
29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
11600 Los Nietos Road (Mid-Counties)	LA	106,251	3Q-2022	100%
3441 MacArthur Boulevard (OC Airport)	OC	124,102	3Q-2022	100%
Total 2022 Stabilized		404,220

The Merge (Inland Empire West)	SB	333,544	2Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372	2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(13)	LA	488,114	3Q-2021	100%
8745-8775 Production Avenue (Central SD)	SD	26,200	3Q-2021	100%
19007 Reyes Avenue (South Bay)	LA	LAND	3Q-2021	100%
851 Lawrence Drive (Ventura)	VC	90,773	3Q-2021	100%
Total 2021 Stabilized		1,000,003

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
(4)At 12133 Greenstone Avenue, a 4.8 acre industrial site, we demolished the existing 12,586 rentable square foot truck terminal building to provide greater functionality as a single tenant container storage facility. As of September 30, 2022, the property has been pre-leased with the lease expected to commence in the fourth quarter of 2022, subject to completion of repositioning work.
(5)As of September 30, 2022, 15650-15700 Avalon Boulevard has been pre-leased with the lease expected to commence in the fourth quarter of 2022, subject to completion of redevelopment work.
(6)As of September 30, 2022, 19431 Santa Fe Avenue has been leased and the tenant is occupying a portion of the property. The tenant is expected to take full occupancy in the second quarter of 2023, subject to completion of repositioning work.
(7)As of September 30, 2022, 19474 Gramercy Place has been pre-leased with the lease expected to commence in the fourth quarter of 2022, subject to completion of repositioning work.
(8)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(9)As of September 30, 2022, 12752-12822 Monarch Street comprises 271,268 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that are not being redeveloped. We are repositioning 63,815 rentable square feet, and have demolished 99,925 rentable square feet and have begun construction of a new 97,896 rentable square feet building in its place. At completion, the total project will contain 273,036 rentable square feet.
(10)As of September 30, 2022, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to construct one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(11)As of September 30, 2022, 415-435 Motor Avenue has been pre-leased with the lease expected to commence in the fourth quarter of 2022.
(12)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(13)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. Property leased percentage reflects the two buildings.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $3.6 million and $8.0 million of interest expense and $1.5 million and $3.9 million of insurance and real estate tax expenses during the three and nine months ended September 30, 2022, respectively, related to our repositioning and redevelopment projects.
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

Occupancy Rates
As of September 30, 2022, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.5% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.8% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of September 30, 2022, 16 of our properties with a combined 1.7 million of estimated rentable square feet at completion are under current repositioning or redevelopment, one property is in lease-up, and we have a near-term pipeline of eight repositioning and redevelopment projects with a combined 1.0 million of estimated rentable square feet at completion. Additionally, we have 0.3 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles and Orange County markets and represents 3.4% of our total consolidated portfolio square footage as of September 30, 2022. Including vacant space at these properties, our weighted average occupancy rate as of September 30, 2022 in our Los Angeles and Orange County markets was 94.1% and 92.5%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of September 30, 2022, in these markets was 98.6% and 99.0%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County and San Bernardino markets have continued to show historically low vacancy and positive absorption, resulting from the combination of sustained high tenant demand and low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain positive through the remainder of 2022, and the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth; however, there can be no assurance that recent positive market trends will continue.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and nine months ended September 30, 2022:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2022	35	314,567	4.4	$23.19	66.3%	49.1%
Q2-2022	36	649,099	5.8	$22.98	107.6%	76.6%
Q3-2022	53	702,882	4.6	$25.29	70.5%	53.6%
Total/Weighted Average	124	1,666,548	5.0	$23.99	82.3%	60.5%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2022	54	552,828	3.4	$21.13	72.8%	59.9%	94	1,153,547	83.9%
Q2-2022	70	745,840	3.9	$19.48	73.0%	55.3%	130	1,625,064	66.0%
Q3-2022	77	994,945	4.6	$21.50	95.3%	66.3%	125	1,736,079	72.3%
Total/Weighted Average	201	2,293,613	4.1	$20.75	82.2%	61.1%	349	4,514,690	72.5%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2022, exclude 23 leases aggregating 771,264 rentable square feet for which there was no comparable lease data. Of these 23 excluded leases, six leases for 472,500 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads exclude five renewal leases (antenna/parking lot) executed during the nine months ended September 30, 2022.
(6)Includes leases totaling 873,712 rentable square feet that expired during the nine months ended September 30, 2022, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
(7)Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes square footage related to the following: (i) expiring leases associated with space that is placed into repositioning (including “other repositioning projects” beginning in the second quarter of 2022) after the tenant vacates, (ii) early terminations with pre-negotiated replacement leases and (iii) move outs where space is directly leased by subtenants. Retention for the first quarter of 2022 has been adjusted to conform to the current definition.

Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of September 30, 2022, we have 16 current repositioning/redevelopment projects with estimated construction completion periods ranging from the fourth quarter of 2022 through the first quarter of 2024, and an additional 8 repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the second quarter of 2025. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2022, for each of the 10 full and partial calendar years beginning with 2022 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	894,587	2.1%	$—	—%	$—
Repositioning/Redevelopment(6)	—	1,400,166	3.4%	—	—%	$—
MTM Tenants	17	56,672	0.1%	715	0.1%	$12.62
Remainder of 2022	115	1,837,594	4.4%	21,209	4.1%	$11.54
2023	415	5,897,083	14.1%	76,965	15.0%	$13.05
2024	402	6,631,172	15.9%	77,053	15.1%	$11.62
2025	320	5,702,522	13.7%	69,110	13.5%	$12.12
2026	178	6,270,384	15.0%	72,966	14.3%	$11.64
2027	112	4,091,094	9.8%	56,110	11.0%	$13.72
2028	26	1,298,057	3.1%	16,143	3.2%	$12.44
2029	22	1,982,238	4.8%	29,822	5.8%	$15.04
2030	16	1,531,783	3.7%	18,909	3.7%	$12.34
2031	18	1,906,263	4.6%	31,104	6.1%	$16.32
Thereafter	33	2,216,567	5.3%	41,357	8.1%	$18.66
Total Consolidated Portfolio	1,674	41,716,182	100.0%	$511,463	100.0%	$12.97
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2022, multiplied by 12. Excludes billboard and antenna revenue and tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2022.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of September 30, 2022.
(5)Represents vacant space (not under repositioning/redevelopment) as of September 30, 2022. Includes leases aggregating 77,800 rentable square feet that had been signed but had not yet commenced as of September 30, 2022.
(6)Represents vacant space at properties that were classified as repositioning or redevelopment properties as of September 30, 2022. Includes 242,147 rentable square feet at five repositioning/redevelopment properties that have been pre-leased as of September 30, 2022. Refer to the table under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” for additional details related to these properties.
As of September 30, 2022, in addition to 0.9 million rentable square feet of currently available space in our portfolio and approximately 1.4 million rentable square feet of vacant space under current repositioning, leases representing 4.4% and 14.1% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2022 and 2023, respectively. During the nine months ended September 30, 2022, we renewed 201 leases for 2.3 million rentable square feet, resulting in a 72.5% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the nine months ended September 30, 2022, new and renewal leases had a weighted average term of 5.0 and 4.1 years, and we expect future new and renewal leases to have similar terms.
    The leases scheduled to expire during the remainder of 2022 and 2023 represent approximately 4.1% and 15.0% respectively, of the total annualized base rent for our portfolio as of September 30, 2022. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2022 and 2023 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
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

Taxable REIT Subsidiary
As of September 30, 2022, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2022 and 2021.

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
For the three and nine months ended September 30, 2022 and 2021, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2021 through September 30, 2022, and that were stabilized prior to January 1, 2021, which consisted of 224 properties aggregating approximately 28.6 million rentable square feet. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2021 through September 30, 2022, properties classified as current or future repositioning, redevelopment or lease-up during 2021 or 2022, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 103 properties aggregating approximately 10.7 million rentable square feet that were purchased between January 1, 2021 and September 30, 2022, and the six properties aggregating approximately 0.3 million rentable square feet that were sold between January 1, 2021 and September 30, 2022.
At September 30, 2022 and 2021, our Same Property Portfolio occupancy was approximately 98.4% and 98.8%, respectively. For the three months ended September 30, 2022 and 2021, our Same Property Portfolio weighted average occupancy was approximately 98.6% and 98.6%, respectively. Comparatively, for the nine months ended September 30, 2022 and 2021, our Same Property Portfolio weighted average occupancy was approximately 98.9% and 98.1%.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
	2022	2021		Change	2022	2021		Change
REVENUES
Rental income	$103,463	$96,156	$7,307	7.6%	$162,581	$115,260	$47,321	41.1%
Management and leasing services	—	—	—	—%	163	136	27	19.9%
Interest income	—	—	—	—%	3	7	(4)	(57.1)%
TOTAL REVENUES	103,463	96,156	7,307	7.6%	162,747	115,403	47,344	41.0%
OPERATING EXPENSES
Property expenses	24,286	22,320	1,966	8.8%	39,614	27,501	12,113	44.0%
General and administrative	—	—	—	—%	14,951	11,806	3,145	26.6%
Depreciation and amortization	29,684	30,527	(843)	(2.8)%	51,146	38,676	12,470	32.2%
TOTAL OPERATING EXPENSES	53,970	52,847	1,123	2.1%	105,711	77,983	27,728	35.6%
OTHER EXPENSES
Other expenses	—	—	—	—%	413	4	409	10,225.0%
Interest expense	—	—	—	—%	14,975	10,427	4,548	43.6%
TOTAL EXPENSES	53,970	52,847	1,123	2.1%	121,099	88,414	32,685	37.0%
Loss on extinguishment of debt	—	—	—	—%	—	(505)	505	(100.0)%
Gains on sale of real estate	—	—	—	—%	—	13,702	(13,702)	(100.0)%
NET INCOME	$49,493	$43,309	$6,184	14.3%	$41,648	$40,186	$1,462	3.6%
Rental Income
In the following table, we present the components of rental income for the three months ended September 30, 2022 and September 30, 2021, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
Category	2022	2021		Change	2022	2021		Change
Rental revenue(1)	$85,605	$79,983	$5,622	7.0%	$134,386	$96,004	$38,382	40.0%
Tenant reimbursements(2)	17,587	16,008	1,579	9.9%	27,675	19,024	8,651	45.5%
Other income(3)	271	165	106	64.2%	520	232	288	124.1%
Rental income	$103,463	$96,156	$7,307	7.6%	$162,581	$115,260	$47,321	41.1%
Our Same Property Portfolio and Total Portfolio rental income increased by $7.3 million, or 7.6%, and $47.3 million, or 41.1%, respectively, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $5.6 million, or 7.0%, and $38.4 million, or 40.0%, respectively, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease of $0.5 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.6 million, or 9.9%, and our Total Portfolio tenant reimbursements revenue increased by $8.7 million, or 45.5%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable insurance expense as a result of higher overall premiums and additional earthquake insurance coverage and higher reimbursable property tax expense and other various common area maintenance expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.1 million, or 64.2%, and $0.3 million, or 124.1%, respectively, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the recommencement in 2022 of charging fees for late rental payments, which until recently was prohibited due COVID-19 related governmental measures. Our Total Portfolio other income was also impacted by an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $27 thousand, or 19.9%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Interest Income
Interest income decreased by $4 thousand, or 57.1%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $2.0 million, or 8.8%, and $12.1 million, or 44.0%, respectively, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in our Same Property Portfolio property expenses is primarily due to an increase in insurance expense as a result of higher overall premiums and additional earthquake insurance coverage, an increase in repair and maintenance expenses and an increase in allocated overhead costs driven by higher employee headcount and rising labor costs. Our Total Portfolio property expenses were also impacted by incremental expenses from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $3.1 million, or 26.6%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2020 and 2021, payroll related costs due to a higher employee headcount and rising labor costs and higher accrued bonus expense.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $0.8 million, or 2.8%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2021, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2021, and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $12.5 million, or 32.2%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the incremental expense from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
Other Expenses
Our Total Portfolio other expenses increased from $4 thousand for the three months ended September 30, 2021 to $0.4 million for three months ended September 30, 2022, primarily due to higher acquisition expenses.
Interest Expense
Our Total Portfolio interest expense increased by $4.5 million, or 43.6%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in interest expense is primarily comprised of the following: (i) a $2.8 million increase related to the $400.0 million term loan facility borrowing we completed in July 2022, (ii) a $2.8 million increase due to higher average outstanding borrowings under our unsecured revolving credit facility and an increase in LIBOR/SOFR, (iii) a $2.7 million increase related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps, and (iv) a $1.0 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021. These increases were partially offset by the following decreases: (i) a $2.3 million increase in capitalized interest related to repositioning and redevelopment activity, (ii) a $1.4 million decrease related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022, and (iii) a $1.1 million decrease related to the repayment of the $225.0 million term loan facility and termination of the related interest rate swaps in August 2021.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.5 million for the three months ended September 30, 2021 represents the write-off of unamortized debt issuance costs related to the $225.0 million unsecured term loan facility that we repaid in September 2021 in advance of the January 2023 maturity date.
Gains on Sale of Real Estate
During the three months ended September 30, 2022, we did not complete any property dispositions. During the three months ended September 30, 2021, we recognized gains on sale of real estate of $13.7 million from the disposition of one property that was sold for a gross sales price of $18.6 million.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
	2022	2021		Change	2022	2021		Change
REVENUES
Rental income	$305,883	$282,791	$23,092	8.2%	$452,156	$319,140	$133,016	41.7%
Management and leasing services	—	—	—	—%	456	350	106	30.3%
Interest income	—	—	—	—%	5	36	(31)	(86.1)%
TOTAL REVENUES	305,883	282,791	23,092	8.2%	452,617	319,526	133,091	41.7%
OPERATING EXPENSES
Property expenses	72,278	65,321	6,957	10.7%	108,448	75,631	32,817	43.4%
General and administrative	—	—	—	—%	44,531	33,981	10,550	31.0%
Depreciation and amortization	89,226	93,663	(4,437)	(4.7)%	140,226	110,048	30,178	27.4%
TOTAL OPERATING EXPENSES	161,504	158,984	2,520	1.6%	293,205	219,660	73,545	33.5%
OTHER EXPENSES
Other expenses	—	—	—	—%	746	35	711	2,031.4%
Interest expense	—	—	—	—%	34,826	29,772	5,054	17.0%
TOTAL EXPENSES	161,504	158,984	2,520	1.6%	328,777	249,467	79,310	31.8%
Loss on extinguishment of debt	—	—	—	—%	(877)	(505)	(372)	73.7%
Gains on sale of real estate	—	—	—	—%	8,486	27,312	(18,826)	(68.9)%
NET INCOME	$144,379	$123,807	$20,572	16.6%	$131,449	$96,866	$34,583	35.7%
Rental Income
In the following table, we present the components of rental income for the nine months ended September 30, 2022 and September 30, 2021, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
Category	2022	2021		Change	2022	2021		Change
Rental revenue(1)	$251,938	$234,992	$16,946	7.2%	$373,053	$265,671	$107,382	40.4%
Tenant reimbursements (2)	53,123	47,291	5,832	12.3%	77,641	52,787	24,854	47.1%
Other income(3)	822	508	314	61.8%	1,462	682	780	114.4%
Rental income	$305,883	$282,791	$23,092	8.2%	$452,156	$319,140	$133,016	41.7%
Our Same Property Portfolio and Total Portfolio rental income increased by $23.1 million, or 8.2%, and $133.0 million, or 41.7%, respectively, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $16.9 million, or 7.2%, and $107.4 million, or 40.4%, respectively, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases and an increase in the weighted average occupancy of the portfolio, partially offset by a decrease of $2.2 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $5.8 million, or 12.3%, and our Total Portfolio tenant reimbursements revenue increased by $24.9 million, or 47.1% during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable insurance expense as a result of higher overall premiums and additional earthquake insurance coverage, an increase in reimbursable property tax expense and an increase in the weighted average occupancy of the portfolio, partially offset by a decrease in tenant reimbursements related to the completion of prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.3 million, or 61.8%, and $0.8 million, or 114.4%, respectively, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the recommencement in 2022 of charging fees for late rental payments, which until recently was prohibited due COVID-19 related governmental measures. Our Total Portfolio other income was also impacted by an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 30.3%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Interest Income
Interest income decreased by $31 thousand, or 86.1%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $7.0 million, or 10.7%, and $32.8 million, or 43.4%, respectively, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in our Same Property Portfolio property expenses is primarily due to an increase in insurance expense as a result of higher overall premiums and additional earthquake insurance coverage, an increase in allocated overhead costs driven by higher employee headcount and rising labor costs and an increase in repair and maintenance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $10.6 million, or 31.0%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2020 and 2021, payroll related costs due to a higher employee headcount and rising labor costs, and accrued bonus expense.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $4.4 million, or 4.7%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2021, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2021, and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $30.2 million, or 27.4%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the incremental expense from the 103 properties we acquired between January 1, 2021 and September 30, 2022.
Other Expenses
Our Total Portfolio other expenses increased from $35 thousand for the nine months ended September 30, 2021, to $0.7 million for the nine months ended September 30, 2022, primarily due to higher acquisition related expenses and the write-off of construction costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense increased by $5.1 million, or 17.0%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in interest expense is primarily comprised of the following: (i) a $5.8 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021, (ii) a $4.9 million increase due to higher average outstanding borrowings under our unsecured revolving credit facility and an increase in LIBOR/SOFR, (iii) a $3.3 million increase related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps, (iv) a $2.8 million increase related to the $400.0 million term loan facility borrowing we completed in July 2022, and (v) a $0.5 million increase related to the $60.0 million term loan due to an increase in LIBOR. These increases were partially offset by the following decreases: (i) a $5.1 million increase in capitalized interest related to repositioning and redevelopment activity, (ii) a $3.9 million decrease related to the repayment of the $225.0 million term loan facility and termination of the related interest rate swaps in August 2021, (iii) a $2.4 million decrease related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022, and (iv) a $1.0 million decrease related to the interest rate swap that was terminated in November 2020 which had a loss balance in accumulated other comprehensive income/(loss) that was amortized into interest expense through August 2021.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.9 million for the nine months ended September 30, 2022, is comprised of the write-off of $0.7 million of unamortized debt issuance costs related to the $150.0 million unsecured term loan facility we repaid in May 2022 in advance of the May 2025 maturity date and the write-off of $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility when we amended our senior unsecured credit agreement in May 2022. The loss on extinguishment of debt of $0.5 million for the nine months ended September 30, 2021 represents the write-off of unamortized debt issuance costs related to the $225.0 million unsecured term loan facility that we repaid in September 2021 in advance of the January 2023 maturity date.
Gains on Sale of Real Estate
During the nine months ended September 30, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million. During the nine months ended September 30, 2021, we recognized gains on sale of real estate of $27.3 million from the disposition of four properties that were sold for an aggregate gross sales price of $47.6 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$41,648	$40,186	$131,449	$96,866
Add:
Depreciation and amortization	51,146	38,676	140,226	110,048
Deduct:
Gains on sale of real estate	—	13,702	8,486	27,312
Funds From Operations (FFO)	$92,794	$65,160	$263,189	$179,602
Add:
Acquisition expenses	359	4	451	35
Loss on extinguishment of debt	—	505	877	505
Amortization of loss on termination of interest rate swaps	59	615	194	1,435
Core FFO	93,212	66,284	264,711	181,577
Less: preferred stock dividends	(2,314)	(2,976)	(6,943)	(10,249)
Less: Core FFO attributable to noncontrolling interests(1)	(4,471)	(3,475)	(12,433)	(9,905)
Less: Core FFO attributable to participating securities(2)	(307)	(241)	(914)	(678)
Core FFO attributable to common stockholders	$86,120	$59,592	$244,421	$160,745

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income	$162,581	$115,260	$452,156	$319,140
Less: Property expenses	39,614	27,501	108,448	75,631
Net Operating Income	$122,967	$87,759	$343,708	$243,509
Amortization of (below) above market lease intangibles, net	(7,033)	(3,191)	(18,250)	(9,289)
Straight line rental revenue adjustment	(8,411)	(5,865)	(23,753)	(14,904)
Cash Net Operating Income	$107,523	$78,703	$301,705	$219,316

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$41,648	$40,186	$131,449	$96,866
Add:
General and administrative	14,951	11,806	44,531	33,981
Depreciation and amortization	51,146	38,676	140,226	110,048
Other expenses	413	4	746	35
Interest expense	14,975	10,427	34,826	29,772
Loss on extinguishment of debt	—	505	877	505
Deduct:
Management and leasing services	163	136	456	350
Interest income	3	7	5	36
Gains on sale of real estate	—	13,702	8,486	27,312
Net Operating Income	$122,967	$87,759	$343,708	$243,509
Amortization of (below) above market lease intangibles, net	(7,033)	(3,191)	(18,250)	(9,289)
Straight line rental revenue adjustment	(8,411)	(5,865)	(23,753)	(14,904)
Cash Net Operating Income	$107,523	$78,703	$301,705	$219,316

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$41,648	$40,186	$131,449	$96,866
Interest expense	14,975	10,427	34,826	29,772
Depreciation and amortization	51,146	38,676	140,226	110,048
Gains on sale of real estate	—	(13,702)	(8,486)	(27,312)
EBITDAre	$107,769	$75,587	$298,015	$209,374

Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At September 30, 2022, the Operating Partnership had issued and outstanding $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
As of September 30, 2022, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities with an aggregate principal amount of $1.9 billion, of which $62.8 million is due within 12 months;
•Total scheduled interest payments on our fixed rate debt and projected interest payments on our variable rate debt of $323.3 million, of which $62.2 million is due within 12 months;
•Commitments of $108.8 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $27.7 million, of which $2.3 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of September 30, 2022, our cash and cash equivalents were $37.1 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.

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
During the nine months ended September 30, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the Current 2022 ATM Program and Prior 2022 ATM Program with respect to 22,882,335 shares of common stock at a weighted average initial forward sale price of $64.55 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the nine months ended September 30, 2022, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2021 under the 2020 ATM Program, all the forward equity sale agreements under the Prior 2022 ATM Program and a portion of the forward equity sale agreements under the Current 2022 ATM Program by issuing 21,885,446 shares of our common stock for net proceeds of $1.4 billion. The net proceeds for the nine months ended September 30, 2022 were calculated based on a weighted average net forward sale price at the time of settlement of $64.99 per share. As of September 30, 2022, we had 2,903,245 shares of common stock, or approximately $188.6 million of forward net proceeds remaining for settlement to occur before the fourth quarter of 2023, based on net forward sales price of $64.96 per share.
As of September 30, 2022, approximately $201.0 million of common stock remains available to be sold under the Current 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the Current 2022 ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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
During the nine months ended September 30, 2022, we completed the disposition of one property for a sales price of $16.5 million and total net cash proceeds of $15.3 million. The net cash proceeds were used to partially fund the acquisition of one property during the nine months ended September 30, 2022, through a 1031 Exchange transaction.
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
Investment Grade Rating
During the three months ended September 30, 2022, our credit rating from Moody’s was raised to Baa2 (Stable outlook) from Baa3 (Stable outlook) and our credit rating from S&P was raised to BBB+ (Stable outlook) from BBB (Positive outlook) while our credit rating from Fitch remains at BBB (Positive outlook) with respect to our Credit Agreement (described below), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $400 Million Notes due 2030 and $400 Million Notes due 2031. During the three months ended September 30, 2022 our credit rating from S&P was raised to BBB- from BB+ while our credit rating from Fitch remains at BB+ with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
On May 26, 2022, we amended our credit agreement, which was comprised of a $700.0 million unsecured revolving credit facility that was scheduled to mature on February 13, 2024, by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement initially provided for (i) a senior unsecured term loan facility that permits aggregate borrowings of up to $300.0 million (the “$300M Term Loan”), all of which was borrowed at closing on May 26, 2022, and (ii) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion. On July 19, 2022, we exercised the accordion option under the Credit Agreement to add a $400.0 million unsecured term loan (the “$400M Term Loan” and together with the $300M Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400M Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. The $300M Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) Daily Simple SOFR plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and Daily Simple SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our investment grade ratings. The interest rate under the Credit Agreement is also subject to a favorable leverage-based adjustment if our ratio of total indebtedness to total asset value is less than 35.0%.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable.
The Revolver and the Term Facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts borrowed under the Term Facility and repaid or prepaid may not be reborrowed.
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
As of the filing date of this Quarterly Report on Form 10-Q, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we have acquired 51 properties with 5.1 million rentable square feet of buildings on 276 acres of land, for an aggregate purchase price of $2.1 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have over $250.0 million of acquisitions under contract or accepted offer. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand and proceeds from forward equity settlements, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the nine months ended September 30, 2022.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of September 30, 2022, 16 of our properties were under current repositioning and redevelopment and we have a pipeline of 8 additional properties for which we anticipate beginning construction work over the next six quarters. We currently estimate that approximately $359.0 million of capital will be required over the next three years (4Q-2022 through 2Q-2025) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand and proceeds from forward equity settlements, cash flow from operations and borrowings available under the Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Nine Months Ended September 30, 2022
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$74,903	24,425,764	$3.07
Recurring Capital Expenditures(5)	5,972	39,027,630	$0.15
Total Capital Expenditures	$80,875
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
On October 17, 2022, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.315	December 30, 2022	January 17, 2023
OP Units	$0.315	December 30, 2022	January 17, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2022	December 30, 2022
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2022	December 30, 2022
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2022	December 30, 2022
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2022	December 30, 2022
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2022	December 30, 2022

Consolidated Indebtedness
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2022:

	Contractual Maturity Date		Margin Above SOFR/LIBOR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	5/26/2026	(4)	S+0.725%	(5)	3.805%		$—
$400M Term Loan	7/19/2024	(4)	S+0.800%	(5)	3.942%		400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$300M Term Loan	5/26/2027		S+0.800%	(5)(6)	3.717%	(6)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,825,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$3,862
$60M Term Loan	8/1/2023	(7)	L+1.700%		4.843%		57,521
960-970 Knox Street	11/1/2023		n/a		5.000%		2,330
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,736
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,503
5160 Richton Street	11/15/2024		n/a		3.790%		4,183
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,630
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		15,055
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,947
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,982
7817 Woodley Avenue	8/1/2039		n/a		4.140%		3,041
Total Secured Debt							$123,390
Total Consolidated Debt					3.218%		$1,948,390
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2022 and includes the effect of interest rate swaps that were effective as of September 30, 2022. See footnote (6) below. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $14.3 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2022.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee ranges from 0.125% to 0.300% per annum depending upon our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time.
(4)The Revolver has two six-month extensions and the $400M Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(5)The interest rates on these loans are comprised of Daily Simple SOFR for the Revolver and Term SOFR for the Term Facility (in each case increased by a 0.10% SOFR adjustment) plus an applicable margin ranging from 0.725% to

1.400% per annum for the Revolver and 0.80% to 1.60% per annum for the Term Facility, depending on our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time. During the three months ended September 30, 2022, our credit ratings were upgraded by two credit rating agencies and as a result, the applicable margin on the unsecured revolving credit facility was lowered to 0.725% from 0.775% and the applicable margin on the Term Facility was lowered to 0.80% from 0.85%.
(6)As of September 30, 2022, Term SOFR related to $300.0 million of our variable rate debt has been effectively fixed at 2.81725% through the use of interest rate swaps. For details, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements. Including the impact of these interest rate swaps, the hedged effective interest rate on the $300M Term Loan is 3.717%.
(7)The $60.0 million term loan is secured by six properties. One 24-month extension is available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2022:

	Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	7.0	2.96%	2.96%	$1,490,869	77%
Variable	1.7	SOFR/LIBOR + Margin (See Above)	4.06%	$457,521	23%
Secured vs. Unsecured:
Secured	2.8		4.44%	$123,390	6%
Unsecured	6.0		3.14%	$1,825,000	94%
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2022. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.  Assumes Daily Simple SOFR of 2.980%, Term SOFR of 3.042% and 1-month LIBOR of 3.143% as of September 30, 2022, as applicable.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $14.3 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2022.
(3)Fixed-rate debt includes our variable rate $300M Term Loan that has been effectively fixed through the use of interest rate swaps through maturity.
At September 30, 2022, we had total consolidated indebtedness of $1.9 billion, excluding unamortized debt issuance costs and premiums/discounts, with a weighted average interest rate of 3.22% and an average term-to-maturity of 5.8 years.
At September 30, 2022, we had consolidated indebtedness of $1.9 billion, reflecting a net debt to total combined market capitalization of approximately 15.9%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
•Maintaining Unencumbered Liquid Assets (as defined in the term loan agreement) of not less than (i) $5.0 million, or (ii) $8 million if we elect to have Line of Credit Availability (as defined in the term loan agreement) included in the calculation, of which $2.0 million must be cash or cash equivalents, to be tested annually as of December 31 of each year;
•Maintaining a minimum Fair Market Net Worth (as defined in the term loan agreement) of at least $75.0 million, to be tested annually as of December 31 of each year.
We were in compliance with all of our quarterly debt covenants as of September 30, 2022.

Cash Flows
Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Cash provided by operating activities	$260,943	$179,943	$81,000
Cash used in investing activities	$(2,055,827)	$(1,352,721)	$(703,106)
Cash provided by financing activities	$1,788,027	$1,055,459	$732,568

Net cash provided by operating activities. Net cash provided by operating activities increased by $81.0 million to $260.9 million for the nine months ended September 30, 2022, compared to $179.9 million for the nine months ended September 30, 2021.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2021, the increase in Cash NOI from our Same Property Portfolio and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities increased by $703.1 million to $2.1 billion for the nine months ended September 30, 2022, compared to $1.4 billion for the nine months ended September 30, 2021. The increase was primarily attributable to a $654.4 million increase in cash paid for property acquisitions and acquisition related deposits, a $30.1 million decrease in proceeds from the sale of real estate for comparable periods and a $18.7 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects.
Net cash provided by financing activities. Net cash provided by financing activities increased by $732.6 million to $1.8 billion for the nine months ended September 30, 2022, compared to $1.1 billion for the nine months ended September 30, 2021. The increase was primarily attributable to the following: (i) an increase of $1.4 billion in cash proceeds from borrowings under the Revolver, (ii) an increase of $400.0 million in cash proceeds from borrowings under the $400M Term Loan in July 2022, (iii) an increase of $329.4 million in net cash proceeds from the issuance of shares of our common stock, (iv) an increase of $300.0 million in cash proceeds from borrowings under the $300M Term Loan in May 2022, (v) an increase of $225.0 million from the repayment of the $225.0 million Term Loan in August 2021 and (vi) an increase of $90.0 million from the redemption of the Series A Preferred Stock in August 2021. These increases were partially offset by the following: (i) a decrease of $1.4 billion from the repayment of the borrowings under the Revolver, (ii) a decrease of $392.4 million in net cash proceeds from the issuance of the $400 Million Notes due 2031 in August 2021, (iii) a decrease of $150.0 million from the repayment of the $150.0 Million Term Loan Facility in May 2022 and (iv) an increase of $52.3 million in dividends paid to common stockholders and common unitholders primarily due to the increase in the number of common shares outstanding and the increase in our quarterly per share/unit cash dividend.

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
As of September 30, 2022, the $300M Term Loan has been effectively fixed through the use of interest rate swaps. The interest rate swaps have a combined notional value of $300.0 million, an effective date of July 27, 2022, a maturity date of May 26, 2027, and currently fix Term SOFR at a weighted average rate of 2.81725%.
At September 30, 2022, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $1.95 billion. Of this total amount, $1.49 billion, or 77%, comprises our fixed-rate debt under the terms of the loan or an interest rate swap. The remaining $457.5 million, or 23%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of September 30, 2022, if LIBOR and SOFR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $2.3 million annually.  If LIBOR and SOFR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $2.3 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Many of our costs, such as operating expenses and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.
In recent months, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.
A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services. Our operating expenses may be recoverable through our lease arrangements. In general, our properties are leased to tenants on a triple net or modified gross basis. During inflationary periods, we expect to recover some increases in operating expenses from our tenants through our existing lease structures. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent.
In addition, most of our leases provide for fixed annual rent increases of three percent or greater. However, the impact of the current rate of inflation of 8.2% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Our general and administrative expenses consist primarily of compensation costs and professional service fees. Rising inflation rates may require us to provide compensation increases beyond historical annual increases, which may unexpectedly or significantly increase our compensation costs. Similarly, professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.
In March 2022, the Federal Reserve began, and it has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of September 30, 2022, we had $757.5 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix $300.0 million of our variable-rate indebtedness, and we may enter into other hedging transactions. The use of hedging transactions involves certain risks. For more information, see “Item 1A. Risk Factors—Risks Related to our Capital Structure—Failure to hedge effectively against interest rate changes may adversely affect us” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our repositioning and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Certain increases in the costs of construction materials can often be managed in our repositioning and redevelopment projects through either general budget contingencies built into our overall construction costs estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	111	$61.60	N/A	N/A
August 1, 2022 to August 31, 2022	176	$67.84	N/A	N/A
September 1, 2022 to September 30, 2022	1,705	$55.19	N/A	N/A
	1,992	$56.66	N/A	N/A
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

3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on February 14, 2020)
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on November 9, 2017)
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on September 19, 2019)
3.5	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 21, 2022)
10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 19, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on July 20, 2022)
22.1*	List of Issuers of Guaranteed Securities
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

October 21, 2022	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 21, 2022	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 21, 2022	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)