Form 10-K
period 2022-12-31
Rexford Industrial Realty, Inc.
filed 2023-02-13
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2022, as reported on the New York Stock Exchange (“NYSE”) was approximately $9.8 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 218,598 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 8, 2023 was 196,733,859.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
•an epidemic or pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.
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
•Many of our costs could be adversely impacted by periods of heightened inflation.
•An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt.
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
•Failure to hedge effectively against interest rate changes may adversely affect us.
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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, redevelop, lease and manage industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2022, our consolidated portfolio consisted of 356 properties with approximately 42.4 million rentable square feet.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions.  Infill markets are considered high-barrier to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing scarcity and diminishment of supply. We have a portfolio of 356 properties totaling approximately 42.4 million square feet, which are all located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2022, we had 1,677 leases, with no single tenant accounting for more than 2.2% of our total annualized base rent.  Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles 56.6%; San Bernardino 19.0%; Orange County 10.0%; Ventura 7.4%; and San Diego 7.0%.
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
Vertically Integrated Platform: We are a full-service real estate operating company, with substantial in-house capabilities in all aspects of our business. Our platform includes experienced in-house teams focused on acquisitions, analytics and underwriting, asset management, repositioning and redevelopment, property management, sales and leasing, design, construction management, as well as finance, accounting, legal, technology and human relations departments.
Value-Add Repositioning and Redevelopment Expertise: Our in-house redevelopment and construction management team employs an entrepreneurial approach to redevelopment and repositioning activities that are designed to increase the functionality, cash flow and value of our properties. Repositioning activities include converting large underutilized spaces into a series of smaller and more functional spaces, creating generic industrial space that appeals to a wide range of tenants, adding additional square footage and modernizing properties by, among other things, upgrading fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making other accretive modernization improvements. Our environmental, social and governance (ESG) goals influence our repositioning and redevelopment projects, where we focus on transforming outdated and inefficient buildings into high functioning, energy efficient and higher value industrial properties. Additionally, we pursue U.S. Green Building Council LEED certification for all ground-up developments. This repositioning and redevelopment work has the potential to revitalize our communities while reducing negative environmental impact. Redevelopment activities include fully or partially demolishing an existing building(s) due to building obsolescence and/or a property with excess or vacant land and constructing a ground-up building.
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through eight public offerings of our common stock (including one completed in 2022), three public offerings of preferred stock, through sales of common stock under our various at-the-market equity offering programs and through two public offerings of senior notes. We currently have an at-the-market equity offering program (“ATM program”) pursuant to which we may sell from time to time up to an aggregate of $1.0 billion of our common stock directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers. As of the filing date of this Annual Report on Form 10-K, we have sold $834.6 million of our common stock under this ATM program, leaving us with the capacity to issue up to $165.4 million of additional shares. We also have a credit agreement with a $1.0 billion unsecured revolving credit facility, and as of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding, leaving $1.0 billion available for future borrowings. The credit agreement has an accordion feature that permits us to request additional lender commitments up to an additional $800 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2022, our ratio of net debt to total market capitalization was 14.9%.

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
Human Capital
As of December 31, 2022, we had 223 employees supported by five regional offices within our Southern California market to service our business and tenants, optimize the welfare and productivity of our staff, and minimize commute times for our staff and to our properties. Nearly all employees have the opportunity to work remotely and have regular access to utilize our various offices, providing them with flexible working conditions while achieving our performance objectives and the ability to minimize the spread of illness and maintain business continuity during times of increased local health and safety risks. We believe that we have good relations with our employees. None of our employees are represented by a union. We have adopted a Code of Business Conduct and Ethics, and Policies and Procedures for Complaints Regarding Accounting and Fraud, including a phone number and website for employees to voice anonymous concerns. All such concerns are then brought to the attention of our independent audit committee of the board of directors and our general counsel. These policies apply to all of our employees, and receipt and review by each employee is documented and verified annually.
Employee Engagement and Support
We believe employee engagement and recognition of strong performance are key components of a strong corporate culture. As part of our ongoing efforts to encourage employee engagement, we routinely solicit employee feedback, sometimes via anonymous surveys, and hold teambuilding events. Employees received formal recognition awards during our all-company quarterly meetings after being nominated by their peers. Each employee undergoes performance discussions at least twice per year, with annual compensation adjustment consideration commensurate with the market and individual performance. Our voluntary turnover rate was 7% in 2022. Our referral rate for new hires was 36%, which we believe is indicative of employee engagement and commitment. Additionally, all employees receive a weekly update via email from our executive management team.

We offer and encourage ongoing employee training and advancement opportunities, with a wide variety of thousands of courses and topics including management, leadership, personal development, diversity and inclusion, sexual harassment prevention, antibribery, health and safety, and technical skills development. Many of our employees have contributed to the creation of learning content, leveraging our employee expertise and engagement and promoting a culture of learning. On average, each employee completed over 20 hours of focused training in 2022. We also have a tuition reimbursement program which provides our team with additional opportunities to grow and succeed in their careers. Additionally, we have a paid parental leave policy for birthing and non-birthing parents to support the bonding and wellness of our employees and their newborn children. In 2022 we established a flexible time off policy under which employees no longer need to accrue time off and time off is not capped. We believe that employees should maintain a healthy work life balance with time away from work, exercising judgement to determine the appropriate time off for themselves based on workload and the collective need to achieve the Company’s goals. Nearly 39% of our employees at the director level and higher were developed and promoted from within the Company.
Workforce Diversity, Equity and Inclusion
The Company values diversity, including diversity of experience, background, and ethnicity. Our employees are 56% female and 44% male, and 53% of our employees self-identify as members of a racial or ethnic minority. Employees at the director level and higher are 38% female and 62% male. Our eight-member board of directors was 38% female and 25% ethnically diverse as of December 31, 2022.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we diversify the geographic concentrations of assets within Southern California and carry insurance for losses resulting from earthquakes, the amount of our coverage may not be sufficient to fully cover losses from earthquakes and associated disasters, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years, and the COVID-19 pandemic demonstrated the adverse impact that governmental restrictions in response to pandemics can have, and may continue to have, on the economy of the Southern California market. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. If material reductions of imports through or a material labor issue were to occur at the Ports of Los Angeles and Long Beach, it could reduce the need for tenants to store related imported goods in our properties and result in higher market vacancy and lower rents. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Additionally, conditions in Southern California related to homelessness, crime, tax rates and heightened regulation could negatively impact economic conditions and make tenants less desirous to lease properties from us. In November 2022, various transfer tax ballot measures passed, including Measure ULA in the City of Los Angeles where as of December 31, 2022, we owned 62 properties representing approximately 15.4% of the rentable square footage of our portfolio. Beginning in April 2023, Measure ULA imposes an additional fee at the time of sale at a rate of 4% for properties between $5 million and $10 million and 5.5% for those $10 million or above. Additional California ballot measure initiatives have sought the removal of Proposition 13 property tax protections, which proposals have not passed, but if successful could cause a significant increase in property taxes at our properties. Any adverse economic or real estate developments in the Southern California market as described above, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
The ongoing impact from the COVID-19 pandemic, including ongoing governmental emergency declarations with emergency powers, may impact our ability to collect rent and could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.
The ongoing impact from the COVID-19 pandemic, including the spread of new variants of the virus, ongoing governmental emergency declarations with emergency powers, and the transition from a Zero-COVID policy in China may have significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, and could further trigger a period of sustained global and U.S. economic downturn or recession. In particular, in Southern California, the state of California and certain municipalities, including where we own properties and/or have redevelopment projects, any reinstitution of quarantines, restrictions on travel, restrictions on businesses and construction projects may impact our performance. Many of the industries in which our tenants are concentrated and other industries may be subject to risks as the flow of goods from China could be impacted from China’s transition from a Zero-COVID policy, which may negatively impact their performance and ability to pay rent. This could lead to adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. These trends may also influence occupancy levels and the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.
The rapid development and fluidity of any pandemic, including COVID-19, and the current financial, economic and capital markets environment, and the potential for future pandemic related developments present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the value and trading price of our common stock. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2022, included the following (and accounted for the percentage of our total annualized base rent indicated): Transportation and Warehousing (24.3%); Wholesale Trade (21.8%); and Manufacturing (20.3%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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
As of December 31, 2022, approximately 78% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely disseminated marketing materials. Properties that are acquired by off-market or lightly marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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
During the twelve months ended December 2022, the consumer price index increased by approximately 6.5%, compared to the twelve months ended December 2021. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.
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
In addition, most of our leases provide for fixed annual rent increases of three percent or greater. However, the impact of the current rate of inflation of 6.5% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
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
In March 2022, the Federal Reserve began, and it has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2022, we had $760.0 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix $300.0 million of our variable-rate indebtedness, and we may enter into other hedging transactions. The use of hedging transactions involves certain risks.
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
As of December 31, 2022, we had a $1.0 billion unsecured revolving credit facility, a $400.0 million term loan facility, a $300.0 million term loan facility and a $60.0 million term loan facility bearing interest at variable rates on amounts drawn and outstanding. As of December 31, 2022, the variable interest rate on the $300 million term loan facility has been effectively fixed until its maturity at a weighted average rate of 2.81725% through the use of interest rate swaps. There was no amount outstanding on the revolving credit facility and each of our term loan facilities was fully drawn at December 31, 2022. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. During 2022, the Federal Reserve Board increased the federal funds rate seven times, resulting in a range from 4.25% to 4.50% as of December 31, 2022, and further increased the federal funds rate in February 2023 by an additional 25 basis points to a range from 4.50% to 4.75%. It is expected that the Federal Reserve Board may continue to increase the federal funds rate during 2023, which will likely result in further increases in overall interest rates. Interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any repositioning, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.
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
•higher costs of materials due to limited availability of raw materials and requirements that may limit types of material for construction;
•limited availability of water and higher costs due to droughts caused by low snowpack;
•reduced labor pool and lease rates as a result of increasing air pollution and related illnesses; and
•reduced tenant appeal and/or investor interest in the event that certain tenant priorities and/or investor expectations regarding sustainability and efficient building practices are not met.
In addition, laws and regulations targeting climate change could result in stricter energy efficiency standards and increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to effectively pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. Further, proposed climate change and environmental laws and regulations at the federal, state and local level, including climate change and greenhouse gas emissions related disclosure rules proposed by the Securities and Exchange Commission, may increase compliance and data collection costs and compliance risks.
Adverse U.S. and global market, economic and political conditions, including the ongoing conflict between Ukraine and Russia, and other events or circumstances beyond our control could have a material adverse effect on us.
Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, including the ongoing conflict between Ukraine and Russia, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.
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
The Russian invasion of Ukraine in February 2022 and the resulting global governmental responses, including international sanctions imposed on Russia and other countries that are supporting Russia’s invasion of Ukraine, have led to volatility in global markets, disruptions in the energy, agriculture and other industries and have created worldwide inflationary pressures. While the conflict has not caused material disruptions to our operations to date, further escalation of the war between Russia and Ukraine could result in a significant decline in global economic activities and impact our tenants in a manner that may lower the near-term demand for our rental properties or our tenants’ ability to pay rents.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concession, inducements and/or capital expenditures.
As of December 31, 2022, 5.4% of the rentable square footage of our portfolio was vacant or under repositioning/redevelopment and leases representing 1.6% of the rentable square footage of our portfolio expired on December 31, 2022. In addition, leases representing 13.7% and 16.3% of the rentable square footage of the properties in our portfolio will expire in 2023 and 2024, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. Our rental rate growth may be wrong. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.
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
•statewide and local changes in zoning and land use laws and state attorney general actions that result in moratoriums on industrial and warehouse development or materially restrict the size and uses of industrial and warehouse projects;
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
To help us better identify, manage, and mitigate these IT risks, we have adopted and implemented the National Institute of Standards and Technology (NIST) cybersecurity framework. Additionally, our Technology department requires each employee upon hire and at least annually thereafter to successfully complete an online security awareness training course. Further, all employees are required to complete bi-monthly micro training modules. Our Technology department conducts periodic simulated social engineering exercises that may include, but are not limited to, phishing (e-mail), vishing (voice), smishing (SMS), USB testing, and physical assessments. These tests are conducted at random throughout the year with no set schedule or frequency. Additionally, we may conduct targeted exercises against specific departments or individuals based on a risk determination. From time to time our employees may be required to complete additional cyber awareness training courses or receive personalized training from our Technology department staff based on outcomes of random testing or as part of a risk-based assessment.
To further address IT security, the Audit Committee and the current chairperson of the Company’s nominating and corporate governance committee of the board of directors, an independent director with information security experience, provides board level oversight of information security and receives quarterly information security reports from our Technology department, while the full board of directors typically receives information security updates annually from senior leadership. Over the prior three years the Company has not been subject to any material information security breaches to our knowledge, has not incurred any material financial harm from information security breaches, nor has the Company been subject to any material information security breaches or expenses to our knowledge since our initial formation.
Lastly, on a quarterly basis we conduct third-party internal and external vulnerability assessments from our cybersecurity firm leveraging the Common Vulnerability Scoring System (CVSS), and on an annual basis we conduct third party physical and cyber penetration testing with an information security company that specializes in conducting such tests. We currently maintain insurance policies to insure against breaches of network security, privacy liability, media liability, data incident response expenses, cyber related business interruption, and cyber extortion, although there is no guaranty that the insurance limits and coverage will be sufficient to cover any loss.
Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including the engagement of independent third party consultants to analyze and remediate any vulnerabilities, implementation of software and systems intended to monitor systems and devices on our network to reduce the risk of IT security breaches and improve our ability to detect a breach, the engagement of a cyber forensics company who can assist our investigation in the event of a breach, and ongoing cyber security education and training for employees throughout the year, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized until after being launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

Risks Related To Our Capital Structure
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
In order to qualify and maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal and state corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction, including any net capital gains. Because of these distribution requirements, we are highly dependent on third-party sources to fund capital needs, including any necessary acquisition financing. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2022, we have interest rate swaps with a combined notional value of $300.0 million in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For additional details related to our interest rate swap activity, see Note 7 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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

We have allocated a portion and may allocate the remaining net proceeds from the offering of our $400,000,000 aggregate principal amount of 2.150% Senior Notes due 2031 in ways investors may not agree and in ways that may not earn a profit.
The remaining net proceeds from the offering of $400.0 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”) are expected to be to one or more Eligible Green Projects (as defined below), which may include the repositioning or redevelopment of such projects. The net proceeds were initially used to repay our $225.0 million unsecured term loan facility due 2023, to fund the redemption of all shares of our Series A Preferred Stock, and acquisition activities. We have since allocated a portion and intend to allocate the remaining net proceeds from the offering to Eligible Green Projects.
There can be no assurance that the Eligible Green Projects to which we allocate the net proceeds from the $400 Million Notes due 2031 will meet investor criteria and expectations regarding environmental impact and sustainability performance. In particular, no assurance is given that any such Eligible Green Projects will satisfy, whether in whole or in part, any present or future investor expectations or requirements in regards to any investment criteria or guidelines with which such investor or its investments are required to comply, whether by any present or future applicable law or regulations or by their own bylaws or other governing rules or investment portfolio mandates (in particular with regard to any direct or indirect environmental, sustainability or social impact of the Eligible Green Projects). Adverse environmental or social impacts may occur during the design, construction and operation of the projects or the projects may become controversial or criticized by activist groups or other stakeholders.
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
In the past we have acquired properties located in markets that are new to us. For example, our predecessor business acquired properties in Arizona and Illinois as part of an acquisition of a portfolio of properties that included properties located in our target markets. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In the past when we have acquired properties outside of our focus market, we have subsequently divested those properties, and at this time we expect to continue this practice.
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
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property. In recent years, there have been calls for a so called “split roll” under which commercial and industrial property owners would no longer receive the benefits of California Proposition 13 caps to property tax increases. During the November 2020 election, there was a California ballot initiative to create such a “split roll” and remove the property tax increase caps for commercial and industrial real estate. This ballot initiative failed by a margin of less than four percent. However, there is a risk future ballot initiatives will succeed. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.
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
In connection with certain tax-deferred property contribution transactions in exchange for partnership interests in our Operating Partnership and also in connection with our formation transactions, we entered into tax matters agreements (the “Tax Matters Agreements”) with certain limited partners of our Operating Partnership, including Messrs. Ziman, Schwimmer and Frankel in connection with the IPO, that provide that if we dispose of any interest with respect to certain properties in our portfolio in a taxable transaction during a certain period after the applicable transaction, our Operating Partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of the applicable transaction and tax liabilities incurred as a result of the indemnification payment. These Tax Matters Agreements generally provide that, subject to certain exceptions and limitations, the indemnification rights under the agreement will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units or other applicable units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under any such agreement, our Operating Partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus, in some cases, additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
As of December 31, 2022, we owned 96.2% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. Furthermore, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
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
We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property in a prohibited transaction as described below. In addition, our taxable REIT subsidiary will be subject to tax as a regular corporation in the jurisdictions it operates.
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
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination (unless a sale or disposition qualifies under certain statutory safe harbors), and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, our consolidated portfolio consisted of 356 wholly-owned properties located in Southern California infill markets totaling approximately 42.4 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2022.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles – Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$588,586	0.1%	$18.96
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.3%	1	100.0%	$1,427,291	0.3%	$10.91
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	44,924	0.1%	3	100.0%	$1,730,356	0.3%	$38.52
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	0.8%	2	100.0%	$3,044,154	0.6%	$9.53
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.4%	10	90.6%	$2,021,326	0.4%	$14.55
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.2%	1	100.0%	$708,048	0.1%	$10.80
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.2%	1	100.0%	$820,182	0.2%	$10.20
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.1%	1	100.0%	$434,160	0.1%	$8.04
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.1%	1	100.0%	$444,316	0.1%	$7.89
21415-21605 Plummer Street	Chatsworth	2	Light Industrial / Office	1986	231,769	0.5%	3	82.5%	$4,899,749	0.9%	$25.63
19900 Plummer Street	Chatsworth	1	Light Industrial / Office	1983	43,472	0.1%	1	100.0%	$991,459	0.2%	$22.81
900-920 Allen Avenue	Glendale	2	Warehouse / Light Manufacturing	1942 - 1995	68,630	0.2%	2	100.0%	$1,105,851	0.2%	$16.11
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,475	1.1%	25	98.9%	$6,976,028	1.3%	$14.87
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.2%	1	100.0%	$1,118,468	0.2%	$11.13
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.5%	3	100.0%	$2,180,631	0.4%	$10.75
3340 San Fernando Road	Los Angeles	—	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
2800 Casitas Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1999	117,000	0.3%	2	100.0%	$907,413	0.2%	$7.76
12154 Montague Street	Pacoima	1	Warehouse / Light Manufacturing	1974	123,974	0.3%	2	100.0%	$1,658,086	0.3%	$13.37
14200-14220 Arminta Street	Panorama	1	Warehouse / Light Manufacturing	2006	200,003	0.5%	1	100.0%	$2,675,378	0.5%	$13.38
7815 Van Nuys Blvd	Panorama City	1	Warehouse / Excess Land	1960	43,101	0.1%	6	100.0%	$675,387	0.1%	$15.67

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
14350 Arminta Street	Panorama City	1	Warehouse / Light Manufacturing	2006	18,147	—%	1	100.0%	$311,773	0.1%	$17.18
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.1%	1	100.0%	$685,159	0.1%	$14.16
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.2%	2	100.0%	$756,310	0.1%	$9.82
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015, 2020	55,715	0.1%	1	100.0%	$688,637	0.1%	$12.36
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.2%	2	100.0%	$1,088,981	0.2%	$17.18
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.4%	2	74.9%	$1,287,849	0.2%	$11.69
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.3%	1	100.0%	$1,358,675	0.2%	$9.24
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	92,455	0.2%	1	100.0%	$933,499	0.2%	$10.10
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.3%	1	100.0%	$1,130,488	0.2%	$8.50
635 8th Street	San Fernando	1	Warehouse / Distribution	1989	72,250	0.2%	2	100.0%	$904,613	0.2%	$12.52
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.3%	2	100.0%	$1,337,216	0.2%	$9.62
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,158	0.1%	1	60.2%	$281,108	0.1%	$9.70
24903 Avenue Kearny	Santa Clarita	1	Warehouse / Distribution	1988	214,436	0.5%	1	100.0%	$2,067,335	0.4%	$9.64
12838 Saticoy Street	North Hollywood	1	Warehouse / Excess Land	1954	100,390	0.2%	1	100.0%	$1,240,820	0.2%	$12.36
9750-9770 San Fernando Road	Sun Valley	1	Industrial Outdoor Storage	1952	35,624	0.1%	1	100.0%	$568,504	0.1%	$15.96
11076-11078 Fleetwood Street	Sun Valley	1	Warehouse / Light Manufacturing	1974	25,878	0.1%	1	100.0%	$535,553	0.1%	$20.70
11308-11350 Penrose Street	Sun Valley	1	Warehouse / Distribution	1974	151,604	0.4%	7	100.0%	$1,584,919	0.3%	$10.45
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.3%	9	100.0%	$1,807,297	0.3%	$13.48
12772 San Fernando Road	Sylmar	2	Warehouse / Light Manufacturing	1964 / 2013	140,837	0.3%	2	51.7%	$1,678,581	0.3%	$23.06
13943-13955 Balboa Blvd	Sylmar	1	Warehouse / Distribution	2000	208,495	0.5%	2	76.9%	$1,779,243	0.3%	$11.10
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,938	0.2%	23	98.4%	$1,428,357	0.3%	$19.11
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006 / 2015	90,722	0.2%	2	100.0%	$805,035	0.1%	$8.87
28901-28903 Avenue Paine(6)	Valencia	1	Warehouse / Distribution	1999 / 2018, 2022	223,195	0.5%	2	100.0%	$2,245,048	0.4%	$10.06
29003 Avenue Sherman	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.2%	1	100.0%	$615,755	0.1%	$9.04
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.3%	1	100.0%	$1,795,060	0.3%	$13.37
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.1%	1	100.0%	$452,596	0.1%	$9.68
29010 Avenue Paine	Valencia	1	Light Industrial / Office	2000	100,157	0.2%	1	100.0%	$982,720	0.2%	$9.81
29010 Commerce Center Drive	Valencia	1	Light Industrial / Office	2002	117,151	0.3%	1	100.0%	$1,187,349	0.2%	$10.14
29120 Commerce Center Drive	Valencia	1	Warehouse / Light Manufacturing	2002	135,258	0.3%	2	100.0%	$1,319,979	0.2%	$9.76
29125 Avenue Paine	Valencia	1	Warehouse / Distribution	2006	175,897	0.4%	1	100.0%	$1,543,507	0.3%	$8.78

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.2%	1	100.0%	$853,949	0.2%	$10.51
8101-8117 Orion Ave.	Van Nuys	1	Warehouse / Light Manufacturing	1978	48,394	0.1%	23	96.1%	$877,861	0.2%	$18.88
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,882	0.1%	1	49.0%	$226,343	—%	$15.45
Van Nuys Airport Industrial Center	Van Nuys	18	Warehouse / Distribution	1961 - 2007	463,661	1.1%	29	100.0%	$8,356,059	1.5%	$18.02
15385 Oxnard Street	Van Nuys	6	Warehouse / Distribution	1988	71,467	0.2%	3	100.0%	$1,002,772	0.2%	$14.03
8210-8240 Haskell Avenue	Van Nuys	3	Warehouse / Light Manufacturing	1962 - 1964	53,886	0.1%	—	—%	$—	—%	$—
14243 Bessemer Street	Van Nuys	1	Warehouse / Distribution	1987	14,299	—%	1	100.0%	$264,128	—%	$18.47
7817 Haskell Avenue	Van Nuys	1	Industrial Outdoor Storage	1960	7,327	—%	1	100.0%	$621,000	0.1%	$84.76
Los Angeles – Greater San Fernando Valley Total		102			6,531,871	15.4%	205	95.3%	$81,010,947	14.8%	$13.01

Los Angeles – San Gabriel Valley
415-435 Motor Avenue	Azusa	1	Warehouse / Distribution	1956 / 2022	94,321	0.2%	1	100.0%	$2,184,474	0.4%	$23.16
720-750 Vernon Avenue	Azusa	3	Warehouse / Light Manufacturing	1950	71,692	0.2%	1	100.0%	$891,141	0.2%	$12.43
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.1%	1	100.0%	$477,480	0.1%	$9.21
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979	126,036	0.3%	5	100.0%	$1,487,794	0.3%	$11.80
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.6%	13	100.0%	$3,979,388	0.7%	$16.50
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.3%	1	100.0%	$1,677,029	0.3%	$11.27
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	0.8%	2	100.0%	$2,458,491	0.4%	$7.55
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.5%	13	93.7%	$3,415,310	0.6%	$18.04
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	0.6%	1	100.0%	$2,159,340	0.4%	$8.40
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	190,900	0.4%	1	100.0%	$1,233,471	0.2%	$6.46
15010 Don Julian Road(6)	City of Industry	1	Redevelopment	1963	92,925	0.2%	—	—%	$—	—%	$—
334 El Encanto Road	City of Industry	1	Warehouse / Light Manufacturing	1960	64,368	0.1%	1	100.0%	$1,011,865	0.2%	$15.72
17031-17037 Green Drive	City of Industry	1	Warehouse / Distribution	1968	51,000	0.1%	2	100.0%	$622,800	0.1%	$12.21
14940 Proctor Road	City of Industry	1	Light Manufacturing / Flex	1962	111,927	0.3%	1	100.0%	$1,920,000	0.4%	$17.15
1020 Bixby Drive	City of Industry	1	Warehouse / Distribution	1977	56,915	0.1%	1	100.0%	$597,949	0.1%	$10.51
15650 Don Julian Road	City of Industry	1	Warehouse / Distribution	2003	43,392	0.1%	1	100.0%	$625,886	0.1%	$14.42
15700 Don Julian Road	City of Industry	1	Warehouse / Distribution	2001	40,453	0.1%	1	100.0%	$514,536	0.1%	$12.72
17000 Gale Avenue	City of Industry	1	Warehouse / Distribution	2008	29,888	0.1%	1	100.0%	$368,398	0.1%	$12.33
20851 Currier Road	City of Industry	1	Warehouse / Distribution	1999	59,412	0.1%	—	—%	$—	—%	$—
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.2%	14	97.2%	$1,172,513	0.2%	$15.26
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.2%	1	100.0%	$1,915,200	0.3%	$25.20

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.2%	38	100.0%	$1,093,084	0.2%	$15.71
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.1%	1	100.0%	$700,154	0.1%	$10.89
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.2%	2	100.0%	$1,081,764	0.2%	$12.37
4416 Azusa Canyon Road(6)	Irwindale	—	Redevelopment	1956	—	—%	—	—%	$—	—%	$—
2391-2393 Bateman Avenue	Irwindale	1	Warehouse / Light Manufacturing	2005	65,605	0.2%	1	100.0%	$921,094	0.2%	$14.04
14005 Live Oak Avenue	Irwindale	1	Light Industrial / Office	1992	56,510	0.1%	1	100.0%	$847,650	0.2%	$15.00
4500 Azusa Canyon Road	Irwindale	1	Warehouse / Excess Land	1950	77,266	0.2%	1	100.0%	$2,178,000	0.4%	$28.19
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.2%	27	96.9%	$1,377,318	0.3%	$14.16
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.2%	1	100.0%	$1,117,634	0.2%	$16.48
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.3%	1	100.0%	$1,037,358	0.2%	$8.65
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.6%	1	100.0%	$1,824,047	0.3%	$7.42
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.3%	1	100.0%	$2,019,030	0.4%	$18.60
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	1.8%	2	100.0%	$4,305,254	0.8%	$5.73
Los Angeles – San Gabriel Valley Total		52			4,229,684	10.0%	139	96.0%	$47,215,452	8.7%	$11.63

Los Angeles – Central
6020 Sheila St.	Commerce	1	Cold Storage / Distribution	2000	70,877	0.2%	1	100.0%	$1,202,943	0.2%	$16.97
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	1.6%	1	100.0%	$5,588,030	1.0%	$8.04
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	80,091	0.2%	7	100.0%	$1,655,696	0.3%	$20.67
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	315,719	0.7%	3	100.0%	$2,453,487	0.5%	$7.77
6687 Flotilla Street	Commerce	1	Warehouse / Light Manufacturing	1956	120,000	0.3%	1	100.0%	$1,305,216	0.2%	$10.88
2553 Garfield Avenue	Commerce	1	Warehouse / Light Manufacturing	1954	25,615	0.1%	1	100.0%	$127,200	—%	$4.97
6655 East 26th Street	Commerce	1	Warehouse / Light Manufacturing	1965	47,500	0.1%	1	100.0%	$387,600	0.1%	$8.16
6027 Eastern Avenue(6)	Commerce	—	Redevelopment	1946	—	—%	—	—%	$—	—%	$—
6996-7044 Bandini Blvd	Commerce	2	Warehouse / Light Manufacturing	1968	112,944	0.3%	2	100.0%	$1,879,328	0.3%	$16.64
6000-6052 & 6027-6029 Bandini Blvd	Commerce	2	Warehouse / Distribution	2016	182,782	0.4%	3	100.0%	$2,236,504	0.4%	$12.24
6700 S Alameda St.	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.2%	1	100.0%	$1,328,588	0.2%	$16.97
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.1%	3	100.0%	$954,056	0.2%	$20.09
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$369,784	0.1%	$14.77
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.6%	1	100.0%	$2,622,545	0.5%	$10.64
2750 Alameda Street	Los Angeles	2	Warehouse / Light Manufacturing	1961 - 1980	164,026	0.4%	4	88.0%	$1,257,553	0.2%	$8.72

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
East 27th Street	Los Angeles	4	Light Industrial	1961 - 2004	300,389	0.7%	7	100.0%	$3,250,498	0.6%	$10.82
2425-2535 East 12th Street	Los Angeles	4	Warehouse / Light Manufacturing	1988	257,536	0.6%	7	65.6%	$3,174,344	0.6%	$18.78
1501-1545 Rio Vista Avenue	Los Angeles	2	Warehouse / Distribution	2003	54,777	0.1%	2	35.3%	$287,004	0.1%	$14.86
8542 Slauson Avenue	Pico Rivera	1	Industrial Outdoor Storage	1964	24,679	0.1%	1	100.0%	$799,819	0.1%	$32.41
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.2%	1	100.0%	$843,173	0.2%	$8.37
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.4%	3	100.0%	$2,024,136	0.4%	$10.62
2970 East 50th Street	Vernon	1	Warehouse / Distribution		48,876	0.1%	1	100.0%	$769,803	0.1%	$15.75
Los Angeles – Central Total		36			3,189,684	7.5%	52	95.5%	$34,517,305	6.3%	$11.33

Los Angeles –- Mid-Counties
6635 Caballero Blvd	Buena Park	1	Light Industrial / Office	2003	92,395	0.2%	1	100.0%	$970,702	0.2%	$10.51
16221 Arthur St.	Cerritos	1	Warehouse / Distribution	1979 / 2021	61,372	0.1%	1	100.0%	$667,531	0.1%	$10.88
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.3%	1	100.0%	$1,103,760	0.2%	$9.55
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983, 2020	105,477	0.3%	2	100.0%	$1,083,319	0.2%	$10.27
14100 Vine Place	Cerritos	1	Warehouse / Distribution	1979 / 2022	122,514	0.3%	—	—%	$—	—%	$—
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.4%	40	97.7%	$2,314,465	0.4%	$13.43
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.1%	1	100.0%	$1,231,751	0.2%	$22.74
9607-9623 Imperial Highway	Downey	1	Industrial Outdoor Storage	1974	7,466	—%	1	100.0%	$833,198	0.1%	$111.60
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,845	0.5%	3	100.0%	$2,454,476	0.4%	$12.34
9615 Norwalk Blvd.(6)	Santa Fe Springs	—	Redevelopment	1975	—	—%	—	—%	$—	—%	$—
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	107,401	0.3%	4	100.0%	$1,573,990	0.3%	$14.66
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.1%	5	100.0%	$667,039	0.1%	$11.49
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	0.1%	1	100.0%	$510,389	0.1%	$26.87
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$381,374	0.1%	$15.33
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.2%	1	100.0%	$1,047,093	0.2%	$10.36
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,950	0.2%	25	100.0%	$1,140,934	0.2%	$13.27
10747 Norwalk Blvd	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.1%	3	100.0%	$548,851	0.1%	$10.42
11600 Los Nietos Road	Santa Fe Springs	1	Warehouse / Distribution	1976 / 2022	106,251	0.3%	1	100.0%	$2,231,271	0.4%	$21.00
12133 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	1967	—	—%	—	—%	$—	—%	$—
12211 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	N/A	—	—%	1	—%	$857,549	0.2%	$—
9920-10020 Pioneer Blvd(6)	Santa Fe Springs	—	Redevelopment	1973 - 1978	—	—%	—	—%	$—	—%	$—
12118 Bloomfield Avenue(6)	Santa Fe Springs	—	Redevelopment	1955	—	—%	—	—%	$—	—%	$—

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
12017 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	n/a	—	—%	2	—%	$2,559,422	0.5%	$—
12027 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	1975	7,780	—%	1	100.0%	$114,000	—%	$14.65
13711 Freeway Drive	Santa Fe Springs	1	Warehouse / Distribution	1963	82,092	0.2%	2	100.0%	$1,389,840	0.3%	$16.93
13535 Larwin Circle	Santa Fe Springs	1	Warehouse / Distribution	1987	56,011	0.1%	1	100.0%	$468,169	0.1%	$8.36
Gateway Pointe	Whittier	4	Warehouse / Distribution	2005 - 2006	989,195	2.3%	4	100.0%	$10,914,803	2.0%	$11.03
Los Angeles – Mid-Counties Total		32			2,624,612	6.2%	102	95.2%	$35,063,926	6.4%	$14.04

Los Angeles – South Bay
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.1%	1	100.0%	$629,368	0.1%	$10.49
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.4%	2	100.0%	$2,758,547	0.5%	$16.00
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.2%	5	100.0%	$1,207,895	0.2%	$15.45
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.2%	2	100.0%	$1,066,958	0.2%	$10.66
263-321 Gardena Blvd	Carson	2	Industrial Outdoor Storage	1977 - 1982	55,238	0.1%	2	100.0%	$952,451	0.2%	$17.24
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.1%	1	100.0%	$394,655	0.1%	$9.34
1055 Sandhill Avenue(6)	Carson	—	Redevelopment	1973	—	—%	—	—%	$—	—%	$—
701-751 Kingshill Place	Carson	6	Warehouse / Light Manufacturing	1979 / 2020	171,056	0.4%	7	100.0%	$2,194,173	0.4%	$12.83
256 Alondra Blvd	Carson	1	Industrial Outdoor Storage	1954	2,456	—%	1	100.0%	$636,540	0.1%	$259.18
17011-17027 Central Avenue	Carson	3	Warehouse / Distribution	1979	52,561	0.1%	1	100.0%	$967,570	0.2%	$18.41
21022 & 21034 Figueroa Street	Carson	1	Warehouse / Distribution	2002	51,185	0.1%	1	100.0%	$1,105,596	0.2%	$21.60
2130-2140 Del Amo Blvd	Carson	2	Warehouse / Distribution	1980	99,064	0.2%	2	100.0%	$1,823,904	0.3%	$18.41
20455 Reeves Avenue	Carson	1	Warehouse / Distribution	1982	110,075	0.3%	1	100.0%	$2,575,755	0.5%	$23.40
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.3%	1	100.0%	$1,550,709	0.3%	$11.35
2020 Central Avenue	Compton	1	Light Industrial	1972	30,233	0.1%	1	100.0%	$400,459	0.1%	$13.25
17909 & 17929 Susana Road	Compton	2	Warehouse / Light Manufacturing	1970 - 1973	57,376	0.1%	2	100.0%	$757,368	0.1%	$13.20
3131 Harcourt Street & 18031 Susana Road	Compton	2	Warehouse / Excess Land	1970	73,000	0.2%	2	100.0%	$630,360	0.1%	$8.64
13225 Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$201,472	—%	$9.59
400 Rosecrans Avenue	Gardena	1	Warehouse / Distribution	1967	28,006	0.1%	—	—%	$—	—%	$—
11832-11954 La Cienega Blvd	Hawthorne	4	Light Industrial / Office	1999	63,462	0.2%	8	93.4%	$1,080,365	0.2%	$18.23
2205 126th Street	Hawthorne	1	Warehouse / Distribution	1998	63,532	0.2%	4	100.0%	$923,029	0.2%	$14.53
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.1%	3	100.0%	$847,050	0.2%	$18.03
687 Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.3%	1	100.0%	$2,462,373	0.5%	$17.17
4175 Conant Street	Long Beach	1	Warehouse / Light Manufacturing	2015	142,593	0.3%	1	100.0%	$2,196,851	0.4%	$15.41
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.1%	1	100.0%	$631,584	0.1%	$14.42

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Long Beach Business Park	Long Beach	4	Warehouse / Light Manufacturing	1973 - 1976	123,532	0.3%	33	95.9%	$1,744,421	0.3%	$14.72
3901 Via Oro Avenue	Long Beach	1	Light Industrial / Office	1983	53,817	0.1%	1	100.0%	$1,432,507	0.3%	$26.62
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.2%	2	100.0%	$1,028,854	0.2%	$10.65
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.2%	14	100.0%	$1,345,639	0.2%	$21.14
15401 Figueroa Street	Los Angeles	1	Warehouse / Light Manufacturing	1964 / 2018	38,584	0.1%	3	100.0%	$493,405	0.1%	$12.79
15601 Avalon Blvd(6)	Los Angeles	—	Redevelopment	1984	—	—%	—	—%	$—	—%	$—
15650-15700 Avalon Blvd(6)	Los Angeles	2	Warehouse / Distribution	1962 - 1978 / 2022	98,259	0.2%	1	100.0%	$2,837,799	0.5%	$28.88
514 East C Street	Los Angeles	1	Industrial Outdoor Storage	2019	3,436	—%	1	100.0%	$532,098	0.1%	$154.86
17907-18001 Figueroa Street	Los Angeles	6	Warehouse / Excess Land	1954 - 1960	74,810	0.2%	13	100.0%	$987,498	0.2%	$13.20
8911 Aviation Blvd	Los Angeles	1	Light Manufacturing / Flex	1971	100,000	0.2%	1	100.0%	$1,520,124	0.3%	$15.20
2500 Victoria Street	Los Angeles	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$11,221,901	2.1%	$—
444 Quay Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1992	29,760	0.1%	—	—%	$—	—%	$—
18455 Figueroa Street	Los Angeles	2	Light Industrial / Office	1978	146,765	0.4%	1	100.0%	$2,641,770	0.5%	$18.00
620 Anaheim Street	Los Angeles	1	Warehouse / Excess Land	1984	34,555	0.1%	2	100.0%	$964,384	0.2%	$27.91
14434-14527 San Pedro Street	Los Angeles	1	Warehouse / Excess Land	1971	118,923	0.3%	2	100.0%	$180,000	—%	$1.51
13301 Main Street	Los Angeles	1	Warehouse / Light Manufacturing	1989	106,969	0.3%	1	100.0%	$2,223,532	0.4%	$20.79
14400 Figueroa Street	Los Angeles	4	Warehouse / Distribution	1967	121,062	0.3%	1	100.0%	$3,529,412	0.6%	$29.15
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.4%	1	100.0%	$1,612,964	0.3%	$9.80
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.1%	9	100.0%	$429,957	0.1%	$14.23
7110 Rosecrans Ave.	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.2%	2	100.0%	$855,149	0.2%	$11.42
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989 / 2021	1,150,644	2.7%	15	99.1%	$14,389,812	2.6%	$12.62
19402 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	—%	1	100.0%	$274,140	—%	$17.76
19100 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1956	52,714	0.1%	1	100.0%	$990,207	0.2%	$18.78
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.1%	—	—%	$—	—%	$—
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.3%	1	100.0%	$2,416,116	0.4%	$22.80
19007 Reyes Avenue	Rancho Dominguez	—	Industrial Outdoor Storage	1969 / 2021	—	—%	1	—%	$1,293,619	0.2%	$—
2880 Ana Street	Rancho Dominguez	3	Industrial Outdoor Storage	1963	10,732	—%	1	—%	$1,328,184	0.2%	$—
19431 Santa Fe Avenue	Rancho Dominguez	2	Warehouse / Light Manufacturing	1974	77,758	0.2%	2	100.0%	$692,940	0.1%	$8.91

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
20304 Alameda Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1970	80,850	0.2%	1	100.0%	$2,400,000	0.4%	$29.68
2410-2420 Santa Fe Avenue	Redondo Beach	1	Light Industrial / Office	1977	112,000	0.3%	1	100.0%	$1,578,272	0.3%	$14.09
2601-2641 Manhattan Beach Blvd	Redondo Beach	6	Light Industrial / Office	1978	126,726	0.3%	28	85.6%	$2,240,409	0.4%	$20.64
2400 Marine Avenue	Redondo Beach	2	Light Industrial / Office	1964	50,000	0.1%	4	100.0%	$1,877,544	0.3%	$37.55
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.1%	27	100.0%	$894,378	0.2%	$18.06
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.1%	1	100.0%	$485,624	0.1%	$9.74
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	87,890	0.2%	10	92.9%	$1,179,123	0.2%	$14.44
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.2%	1	100.0%	$812,362	0.1%	$8.88
960-970 Knox Street	Torrance	1	Light Industrial / Office	1976	39,400	0.1%	3	63.5%	$436,257	0.1%	$17.45
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008	267,503	0.6%	13	100.0%	$3,388,061	0.6%	$12.67
19951 Mariner Avenue	Torrance	1	Light Industrial / Office	1986	89,272	0.2%	1	100.0%	$1,567,788	0.3%	$17.56
3100 Lomita Blvd	Torrance	5	Light Industrial / Office	1967 - 1998	575,976	1.4%	7	91.0%	$11,545,295	2.1%	$22.03
21515 Western Avenue(6)	Torrance	1	Redevelopment	1991	56,199	0.1%	—	—%	$—	—%	$—
4240 190th Street	Torrance	1	Warehouse / Distribution	1966	307,487	0.7%	3	100.0%	$3,260,804	0.6%	$10.60
19475 Gramercy Place	Torrance	1	Light Industrial	1982 / 2022	47,712	0.1%	1	100.0%	$1,030,579	0.2%	$21.60
20900 Normandie Avenue	Torrance	1	Warehouse / Distribution	0	74,038	0.2%	4	100.0%	$987,792	0.2%	$13.34
3547-3555 Voyager Street	Torrance	3	Light Industrial / Office	1986	60,248	0.2%	17	87.6%	$864,410	0.2%	$16.38
19145 Gramercy Place	Torrance	1	Warehouse / Distribution	1977	102,143	0.2%	1	100.0%	$1,754,858	0.3%	$17.18
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.3%	14	100.0%	$2,020,297	0.4%	$15.12
508 East E Street	Wilmington	1	Warehouse / Excess Land	1988	57,522	0.1%	1	64.3%	$1,620,000	0.3%	$43.78
1800 Lomita Blvd	Wilmington	—	Industrial Outdoor Storage	n/a	—	—%	4	—%	$4,152,252	0.8%	$—
920 Pacific Coast Highway	Wilmington	1	Warehouse / Distribution	1954	148,186	0.4%	1	100.0%	$4,146,000	0.8%	$27.98
Los Angeles – South Bay Total		138			7,403,432	17.5%	305	95.7%	$133,203,569	24.4%	$18.81

Orange County – North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,606	0.3%	22	100.0%	$1,910,417	0.4%	$15.71
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	120,127	0.3%	3	100.0%	$1,171,755	0.2%	$9.75
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985 / 2020	64,570	0.1%	1	100.0%	$690,503	0.1%	$10.69
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$461,093	0.1%	$13.37
900 East Ball Road	Anaheim	1	Warehouse / Excess Land	1956 / 2022	62,607	0.1%	1	100.0%	$1,362,446	0.2%	$21.76

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
3071 Coronado Street	Anaheim	1	Warehouse / Distribution	1973	109,908	0.3%	1	100.0%	$—	—%	$—
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.3%	3	100.0%	$2,236,578	0.4%	$18.60
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	161,574	0.4%	16	100.0%	$2,357,696	0.4%	$14.59
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	345,756	0.8%	9	100.0%	$3,868,359	0.7%	$11.19
1901 Via Burton(6)	Fullerton	—	Redevelopment	1960	—	—%	—	—%	$—	—%	$—
1500 Raymond Avenue	Fullerton	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$900,000	0.2%	$—
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.3%	2	100.0%	$1,392,038	0.3%	$12.08
1581 Main Street	Orange	1	Warehouse / Distribution	1994	39,661	0.1%	1	100.0%	$371,227	0.1%	$9.36
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.2%	2	100.0%	$1,210,730	0.2%	$13.07
560 Main Street	Orange	1	Warehouse / Light Manufacturing	1973	17,000	—%	1	100.0%	$127,184	—%	$7.48
2401-2421 Glassell Street	Orange	4	Light Industrial / Office	1987	191,127	0.4%	5	100.0%	$3,463,158	0.6%	$18.12
2390-2444 American Way(6)	Orange	—	Redevelopment	n/a	—	—%	—	—%	$—	—%	$—
22895 Eastpark Drive	Yorba Linda	1	Light Industrial / Office	1986	34,950	0.1%	1	100.0%	$394,378	0.1%	$11.28
Orange County – North Total		31			1,631,477	3.8%	70	100.0%	$21,917,562	4.0%	$13.43

Orange County – West
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.5%	1	100.0%	$2,106,476	0.4%	$10.13
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.3%	3	100.0%	$1,784,145	0.3%	$14.72
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971	272,982	0.6%	4	40.8%	$1,114,755	0.2%	$10.01
12821 Knott Street(6)	Garden Grove	1	Warehouse / Distribution	1971	120,800	0.3%	—	—%	$—	—%	$—
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.3%	1	100.0%	$1,016,046	0.2%	$8.84
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$401,642	0.1%	$11.37
7612-7642 Woodwind Drive	Huntington Beach	3	Warehouse / Light Manufacturing	2001	62,377	0.1%	3	100.0%	$767,089	0.2%	$12.30
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	184,000	0.4%	1	100.0%	$2,342,467	0.4%	$12.73
Orange County – West Total		11			1,119,570	2.6%	14	74.8%	$9,532,620	1.8%	$11.39

Orange County – South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.4%	2	100.0%	$2,676,270	0.5%	$14.79
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	48,873	0.1%	1	100.0%	$774,148	0.1%	$15.84
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.3%	1	100.0%	$1,632,247	0.3%	$15.96
25781 Atlantic Ocean Drive	Lake Forest	1	Light Industrial / Office	1996	28,254	0.1%	1	100.0%	$518,743	0.1%	$18.36
20481 Crescent Bay Drive	Lake Forest	1	Warehouse / Light Manufacturing	1996	88,355	0.2%	1	100.0%	$905,494	0.2%	$10.25
Orange County – South Total		5			448,762	1.1%	6	100.0%	$6,506,902	1.2%	$14.50

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Orange County – Airport
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.2%	1	100.0%	$783,978	0.1%	$12.48
1601 Alton Pkwy.	Irvine	1	Light Manufacturing / Flex	1974 / 2018	124,784	0.3%	5	100.0%	$1,823,942	0.3%	$14.62
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973 / 2022	124,102	0.3%	1	100.0%	$1,816,853	0.3%	$14.64
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,367	0.2%	53	92.3%	$1,539,856	0.3%	$16.45
3720-3750 W. Warner Ave.	Santa Ana	1	Warehouse / Light Manufacturing	1973 / 2008	38,611	0.1%	12	96.3%	$590,418	0.1%	$15.88
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.2%	3	100.0%	$1,355,046	0.3%	$13.77
1801 St Andrew Place	Santa Ana	1	Light Industrial / Office	1987	370,374	0.9%	2	100.0%	$6,023,116	1.1%	$16.26
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$456,949	0.1%	$12.16
15771 Red Hill Avenue	Tustin	1	Light Industrial / Office	1979 / 2016	98,970	0.2%	2	81.3%	$2,581,806	0.5%	$32.07
Orange County – Airport Total		14			1,057,017	2.5%	80	97.4%	$16,971,964	3.1%	$16.49

Riverside / San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,208	0.2%	1	100.0%	$714,364	0.1%	$6.92
5002-5018 Lindsay Court	Chino	1	Warehouse / Distribution	1986	64,960	0.2%	2	100.0%	$962,472	0.2%	$14.82
340-344 Bonnie Circle	Corona	1	Warehouse / Distribution	1994	98,000	0.2%	1	100.0%	$737,412	0.1%	$7.52
1168 Sherborn Street	Corona	1	Warehouse / Distribution	2004	79,515	0.2%	1	100.0%	$820,595	0.2%	$10.32
755 Trademark Circle	Corona	1	Warehouse / Distribution	2001	34,427	0.1%	1	100.0%	$577,200	0.1%	$16.77
The Merge	Eastvale	6	Warehouse / Distribution	2020	333,544	0.8%	8	100.0%	$4,089,420	0.8%	$12.26
6245 Providence Way	Eastvale	1	Warehouse / Distribution	2018	27,636	0.1%	1	100.0%	$297,154	0.1%	$10.75
Merge-West	Eastvale	6	Warehouse / Distribution	2022	1,057,419	2.5%	3	70.9%	$12,287,126	2.3%	$16.38
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.3%	1	100.0%	$2,364,401	0.4%	$21.60
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.3%	2	100.0%	$2,394,094	0.4%	$18.31
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.5%	1	100.0%	$2,023,928	0.4%	$9.52
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.3%	1	100.0%	$1,261,029	0.2%	$8.65
10156 Live Oak Avenue	Fontana	1	Warehouse / Distribution	2020	236,912	0.6%	1	100.0%	$2,049,763	0.4%	$8.65
10694 Tamarind Avenue	Fontana	1	Warehouse / Distribution	2020	99,999	0.2%	1	100.0%	$916,608	0.2%	$9.17
13369 Valley Blvd	Fontana	1	Light Industrial / Office	2005	105,041	0.2%	1	100.0%	$902,648	0.2%	$8.59
15850 Slover Avenue	Fontana	1	Warehouse / Distribution	2020	60,127	0.1%	1	100.0%	$624,263	0.1%	$10.38
13512 Marlay Avenue	Fontana	1	Warehouse / Distribution	1960	199,363	0.5%	1	100.0%	$1,624,352	0.3%	$8.15
13700-13738 Slover Avenue	Fontana	1	Warehouse / Excess Land	1982	17,862	—%	1	100.0%	$—	—%	$—
10131 Banana Avenue	Fontana	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$465,739	0.1%	$—
14874 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2019	158,119	0.4%	1	100.0%	$3,118,200	0.6%	$19.72
10660 Mulberry Avenue	Fontana	1	Warehouse / Distribution	1990	49,530	0.1%	1	100.0%	$378,759	0.1%	$7.65

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
4225 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	134,500	0.3%	3	100.0%	$1,149,300	0.2%	$8.54
4325 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	124,258	0.3%	1	100.0%	$790,128	0.1%	$6.36
4039 State Street	Montclair	1	Warehouse / Distribution	2020	139,000	0.3%	1	100.0%	$1,203,295	0.2%	$8.66
5160 Richton Street	Montclair	1	Light Industrial / Office	2004	94,976	0.2%	5	100.0%	$1,302,236	0.2%	$13.71
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.3%	1	100.0%	$1,048,409	0.2%	$9.72
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.3%	25	87.7%	$1,469,623	0.3%	$13.07
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,812	0.3%	19	100.0%	$1,355,840	0.3%	$11.91
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.3%	5	100.0%	$1,795,117	0.3%	$16.04
Safari Business Center	Ontario	16	Warehouse / Distribution	1989	1,143,104	2.7%	80	89.0%	$13,730,648	2.5%	$13.50
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.5%	10	85.1%	$2,170,059	0.4%	$11.68
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.2%	1	100.0%	$846,207	0.2%	$8.52
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.2%	1	100.0%	$787,985	0.1%	$8.24
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.3%	11	76.6%	$1,340,106	0.2%	$12.93
4621 Guasti Road	Ontario	1	Warehouse / Distribution	1988	64,512	0.2%	1	100.0%	$780,957	0.1%	$12.11
1555 Cucamonga Avenue	Ontario	2	Warehouse / Light Manufacturing	1973	107,023	0.3%	2	100.0%	$774,000	0.1%	$7.23
500 Dupont Avenue	Ontario	1	Warehouse / Light Manufacturing	1987	276,000	0.6%	—	—%	$—	—%	$—
5772 Jurupa Street	Ontario	1	Warehouse / Distribution	1992	360,000	0.8%	1	100.0%	$2,454,702	0.5%	$6.82
1010 Belmont Street	Ontario	1	Warehouse / Distribution	1987	61,824	0.1%	1	100.0%	$492,651	0.1%	$7.97
1550-1600 Champagne Avenue	Ontario	2	Warehouse / Distribution	1989	124,243	0.3%	2	100.0%	$1,076,220	0.2%	$8.66
1154 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	35,033	0.1%	—	—%	$—	—%	$—
1172 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	44,004	0.1%	1	100.0%	$517,500	0.1%	$11.76
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.3%	5	100.0%	$2,319,648	0.4%	$17.94
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.2%	4	100.0%	$1,048,123	0.2%	$12.88
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.3%	60	98.7%	$1,758,869	0.3%	$16.57
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.5%	2	100.0%	$1,665,921	0.3%	$8.29
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	0.7%	1	100.0%	$1,351,496	0.2%	$4.75
2520 Baseline Road	Rialto	1	Warehouse / Distribution	2020	156,586	0.4%	1	100.0%	$1,275,863	0.2%	$8.15
Riverside / San Bernardino – Inland Empire West Total		95			8,003,920	18.9%	276	89.7%	$83,114,430	15.2%	$11.58

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
San Bernardino – Inland Empire East
6750 Unit B - 6780 Central Ave.	Riverside	2	Warehouse / Light Manufacturing	1978	33,258	0.1%	1	100.0%	$610,617	0.1%	$18.36
San Bernardino – Inland Empire East Total		2			33,258	0.1%	1	100.0%	$610,617	0.1%	$18.36

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.5%	11	100.0%	$2,313,981	0.4%	$10.76
3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018, 2019	409,217	1.0%	11	100.0%	$3,824,791	0.7%	$9.35
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.3%	12	100.0%	$1,912,048	0.3%	$15.14
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.3%	23	100.0%	$1,618,202	0.3%	$11.74
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.2%	21	95.9%	$1,111,035	0.2%	$13.29
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$297,040	0.1%	$8.91
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.2%	2	100.0%	$708,359	0.1%	$10.14
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Light Manufacturing	1989	49,641	0.1%	16	95.6%	$566,068	0.1%	$11.93
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.3%	25	97.5%	$1,438,907	0.3%	$11.16
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.3%	17	100.0%	$1,467,667	0.3%	$11.69
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.3%	1	100.0%	$937,401	0.2%	$6.89
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,440	0.2%	18	100.0%	$1,524,770	0.3%	$14.88
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.3%	2	100.0%	$1,741,477	0.3%	$12.56
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.1%	1	100.0%	$664,493	0.1%	$11.80
2280 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1995	242,101	0.6%	7	100.0%	$2,756,056	0.5%	$11.38
Meggitt Simi Valley	Simi Valley	3	Warehouse / Light Manufacturing	1984 / 2005	285,750	0.7%	1	100.0%	$2,468,880	0.4%	$8.64
3935-3949 Heritage Oak Court	Simi Valley	1	Warehouse / Distribution	1999	186,726	0.4%	2	100.0%	$1,949,419	0.4%	$10.44
851 Lawrence Drive	Thousand Oaks	1	Warehouse / Distribution	1968 / 2021	90,773	0.2%	3	100.0%	$1,273,398	0.2%	$14.03
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.	Thousand Oaks	9	Warehouse / Distribution	2018 / 2020	531,378	1.3%	10	100.0%	$5,789,511	1.1%	$10.90
Ventura County Total		43			3,156,432	7.4%	184	99.7%	$34,363,503	6.3%	$10.92

San Diego – North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.4%	3	100.0%	$1,800,109	0.3%	$11.89
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	90,091	0.2%	10	91.9%	$1,528,067	0.3%	$18.46
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,461	0.2%	6	100.0%	$1,116,467	0.2%	$13.88
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,572	0.3%	4	100.0%	$1,588,380	0.3%	$13.86
2270 Camino Vida Roble	Carlsbad	1	Light Industrial / Office	1981	106,311	0.2%	17	91.5%	$1,602,642	0.3%	$16.48
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	73,748	0.2%	3	100.0%	$906,448	0.2%	$12.29

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	1991	143,274	0.3%	4	92.7%	$1,690,464	0.3%	$12.73
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	0.7%	1	100.0%	$4,311,948	0.8%	$13.82
2843 Benet Road	Oceanside	1	Warehouse / Distribution	1987	35,000	0.1%	1	100.0%	$461,795	0.1%	$13.19
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.2%	2	100.0%	$1,025,498	0.2%	$10.57
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.1%	1	100.0%	$577,200	0.1%	$11.81
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,355	0.3%	8	100.0%	$1,253,698	0.2%	$10.87
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.2%	8	100.0%	$873,048	0.1%	$12.66
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.1%	1	100.0%	$439,260	0.1%	$10.33
San Diego – North County Total		29			1,479,554	3.5%	69	98.2%	$19,175,024	3.5%	$13.20

San Diego – Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.3%	15	100.0%	$1,785,687	0.3%	$15.96
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,876	0.3%	36	98.8%	$2,157,724	0.4%	$19.35
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,787	0.4%	52	100.0%	$3,530,247	0.7%	$18.80
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.2%	3	100.0%	$1,071,123	0.2%	$12.37
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.1%	1	100.0%	$574,351	0.1%	$12.26
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	99,403	0.2%	2	100.0%	$1,232,792	0.2%	$12.40
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974	47,666	0.1%	2	100.0%	$523,556	0.1%	$10.98
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	61,075	0.1%	2	100.0%	$852,264	0.2%	$13.95
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,737	0.2%	42	100.0%	$1,886,373	0.3%	$19.30
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.1%	4	100.0%	$922,343	0.2%	$15.53
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.3%	1	100.0%	$1,344,000	0.2%	$12.00
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.2%	1	100.0%	$945,414	0.2%	$11.32
10015 Waples Court	San Diego	1	Warehouse / Distribution	1988 / 2020	106,412	0.3%	1	100.0%	$1,557,916	0.3%	$14.64
8985 Crestmar Point	San Diego	1	Warehouse / Light Manufacturing	1988	57,086	0.1%	2	86.9%	$512,799	0.1%	$10.34
5725 Eastgate Drive	San Diego	1	Industrial Outdoor Storage	1995	27,267	0.1%	1	100.0%	$590,073	0.1%	$21.64
8745-8775 Production Avenue	San Diego	2	Light Industrial / Office	1974 / 2021	46,820	0.1%	4	100.0%	$681,447	0.1%	$14.55
8888-8992 Balboa Avenue	San Diego	—	Redevelopment	1967	—	—%	—	—%	$—	—%	$—
4181 Ruffin Road	San Diego	1	Light Industrial / Office	1987	150,144	0.4%	5	82.1%	$2,976,874	0.5%	$24.14
San Diego – Central Total		48			1,494,462	3.5%	174	97.6%	$23,144,983	4.2%	$15.87

Consolidated Portfolio - Total / Weighted Average	356 Properties	638			42,403,735	100.0%	1,677	94.6%	$546,348,804	100.0%	$13.61

(1)Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.
(2)Calculated as rentable square feet for such property divided by rentable square feet for the total consolidated portfolio as of December 31, 2022.
(3)Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2022, multiplied by 12. Excludes tenant reimbursements.
(4)Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2022.
(5)Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2022.
(6)This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2022.
(7)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2022.

Property Type	Number of Properties	Occupancy(1)	Building Square Feet	Percentage of Total Building Square Feet	Land Square Feet	Coverage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Building Square Foot(5)
Warehouse / Distribution	167	95.6%	26,581,232	62.7%	57,023,029	46.6%	$302,824	55.4%	$11.91
Warehouse / Light Manufacturing	93	92.6%	8,833,497	20.8%	19,964,033	44.2%	105,181	19.2%	$12.86
Light Industrial / Office(6)	34	94.8%	4,071,914	9.6%	9,776,554	41.6%	68,745	12.6%	$17.80
Industrial Outdoor Storage	18	94.1%	182,005	0.4%	7,286,286	2.5%	28,426	5.2%	$3.90	(7)
Warehouse / Excess Land	20	94.3%	1,358,029	3.2%	5,335,106	25.5%	20,170	3.7%	$15.76
Light Manufacturing / Flex	8	99.1%	826,266	2.0%	2,141,835	38.6%	14,057	2.6%	$17.16
Cold Storage / Distribution	4	100.0%	401,668	0.9%	798,855	50.3%	6,946	1.3%	$17.29
Redevelopment(8)	12	—%	149,124	0.4%	2,780,841	5.4%	—	—%	$—
Total / Weighted Average	356	94.6%	42,403,735	100.0%	105,106,539	40.3%	$546,349	100.0%	$13.61

(1)Calculated as the average occupancy at such properties as of December 31, 2022, based on building square feet.
(2)Calculated as building square feet divided by land square feet.
(3)Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2022, multiplied by 12, and then aggregated by property type.  Excludes tenant reimbursements. Amounts in thousands.
(4)Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2022.
(5)Calculated for each property type as annualized base rent for such property type divided by occupied building square feet for such property type as of December 31, 2022, unless otherwise noted.
(6)Includes 901 West Alameda Avenue with 44,924 building square feet that is classified as Creative Office.
(7)Calculated for “Industrial Outdoor Storage” as annualized base rent for such property type divided by land square feet.

(8)Represents current redevelopment properties and vacant future redevelopment properties as of December 31, 2022. These redevelopment properties will have an estimated combined 1.6 million of rentable square feet at completion.
Uncommenced Leases
Uncommenced leases as of December 31, 2022, reflect signed new and renewal leases that had not yet commenced as of December 31, 2022.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2022.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	553,188	7,258	95.6%	$331,011	$6,703	$337,714	$14.73
Orange County	70,094	18,470	93.1%	54,929	967	55,896	$14.10
Riverside / San Bernardino County	89,507	—	89.7%	83,725	763	84,488	$11.72
San Diego County	109,118	—	97.9%	42,320	750	43,070	$14.79
Ventura County	78,501	—	99.7%	34,364	243	34,607	$11.00
Total/Weighted Average	900,408	25,728	94.7%	$546,349	$9,426	$555,775	$13.84

(1)Represents the square footage of renewal leases that had been signed but had not yet commenced as of December 31, 2022.
(2)Represents the square footage of new leases that had been signed but had not yet commenced as of December 31, 2022.
(3)Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2022, divided by total rentable square feet.
(4)Represents annualized base rent for leases that had commenced as of December 31, 2022, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2022, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(5)Annualized base rent from uncommenced leases includes: (i) $2.4 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $7.0 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2022, multiplied by 12.). Amounts in thousands.
(6)Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.
(7)Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2022.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2022.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	22	95.5%	3,189,684	7.5%	$34,517	6.3%	$11.33
Greater San Fernando Valley	58	95.3%	6,531,871	15.4%	81,011	14.8%	$13.01
Mid-Counties	27	95.2%	2,624,612	6.2%	35,064	6.4%	$14.04
San Gabriel Valley	34	96.0%	4,229,684	10.0%	47,215	8.7%	$11.63
South Bay	75	95.7%	7,403,432	17.5%	133,204	24.4%	$18.81
Subtotal / Weighted Average	216	95.6%	23,979,283	56.6%	$331,011	60.6%	$14.45
Orange County
North Orange County	18	100.0%	1,631,477	3.8%	$21,917	4.0%	$13.43
OC Airport	9	97.4%	1,057,017	2.5%	16,972	3.1%	$16.49
South Orange County	5	100.0%	448,762	1.1%	6,507	1.2%	$14.50
West Orange County	8	74.8%	1,119,570	2.6%	9,533	1.8%	$11.39
Subtotal / Weighted Average	40	92.7%	4,256,826	10.0%	$54,929	10.1%	$13.92
Riverside / San Bernardino County
Inland Empire East	1	100.0%	33,258	0.1%	$611	0.1%	$18.36
Inland Empire West	48	89.7%	8,003,920	18.9%	83,114	15.2%	$11.58
Subtotal / Weighted Average	49	89.7%	8,037,178	19.0%	$83,725	15.3%	$11.61
Ventura County
Ventura	19	99.7%	3,156,432	7.4%	$34,364	6.3%	$10.92
Subtotal / Weighted Average	19	99.7%	3,156,432	7.4%	$34,364	6.3%	$10.92
San Diego County
Central San Diego	18	97.6%	1,494,462	3.5%	$23,145	4.2%	$15.87
North County San Diego	14	98.2%	1,479,554	3.5%	$19,175	3.5%	$13.20
Subtotal / Weighted Average	32	97.9%	2,974,016	7.0%	$42,320	7.7%	$14.54
Consolidated Portfolio - Total / Weighted Average	356	94.6%	42,403,735	100.0%	$546,349	100.0%	$13.61

(1)Calculated as the average occupancy at such properties as of December 31, 2022.
(2)Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2022, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2022.
(4)Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2022.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2022.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Transportation and Warehousing	306	9,175,235	22.9%	$132,628	24.3%	$14.46
Wholesale Trade	392	9,784,486	24.4%	118,887	21.8%	$12.15
Manufacturing	296	9,215,227	23.0%	110,752	20.3%	$12.02
Professional, Scientific, and Technical Services	127	2,836,493	7.1%	42,902	7.8%	$15.13
Retail Trade	127	2,857,096	7.1%	35,351	6.5%	$12.37
Construction	109	1,034,763	2.6%	14,750	2.7%	$14.25
Arts, Entertainment, and Recreation	32	995,057	2.5%	12,285	2.2%	$12.35
Mining, Quarrying, and Oil and Gas Extraction(5)	4	40,727	0.1%	11,806	2.2%	$289.88	(5)
Public Administration	13	507,470	1.3%	10,617	1.9%	$20.92
Administrative and Support and Waste Management and Remediation Services	58	661,696	1.6%	9,267	1.7%	$14.00
Other Services (except Public Administration)	50	612,702	1.5%	9,085	1.7%	$14.83
Health Care and Social Assistance	25	622,752	1.5%	8,519	1.6%	$13.68
Real Estate and Rental and Leasing	31	523,704	1.3%	8,315	1.5%	$15.88
Information	45	408,174	1.0%	6,840	1.2%	$16.76
Educational Services	14	403,505	1.0%	6,189	1.1%	$15.34
Finance and Insurance	11	267,627	0.7%	5,041	0.9%	$18.84
Miscellaneous	37	183,553	0.4%	3,115	0.6%	$16.97
Total / Weighted Average	1,677	40,130,267	100.0%	$546,349	100.0%	$13.61

(1)A single lease may cover space in more than one building.
(2)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2022, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2022.
(4)Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2022.
(5)Includes a tenant leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.2 million or $3.21 per land square foot.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2022, our consolidated properties were 94.7% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.2% of our total annualized in-place base rent. Our average lease size is approximately 25,000 square feet, and approximately 37% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined accounted for 12.6% of our annualized base rent as of December 31, 2022. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2022.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
Federal Express Corporation	Multiple Submarkets (4)	527,861	1.3%	$12,208	2.2%	$23.13	11/30/2032 (4)
Zenith Energy West Coast Terminals LLC	South Bay	—	—%	11,222	2.1%	See Note (5)	9/29/2041
L3 Technologies, Inc.	South Bay	461,431	1.1%	8,728	1.6%	$18.92	9/30/2031
Best Buy Stores, L.P.	Inland Empire West	501,649	1.3%	7,886	1.4%	$15.72	6/30/2029
Michael Kors (USA), Inc.	Mid-Counties	565,619	1.4%	5,921	1.1%	$10.47	11/30/2026
United Natural Foods, Inc.	Central LA	695,120	1.7%	5,588	1.0%	$8.04	5/8/2038
County of Los Angeles	Multiple Submarkets(6)	170,542	0.4%	4,730	0.9%	$27.74	1/31/2027 (6)
Madden Corporation	Multiple Submarkets(7)	312,570	0.8%	4,626	0.8%	$14.80	5/31/2027(7)
AL Dahra ACX, Inc.	South Bay	148,186	0.4%	4,146	0.8%	$27.98	8/31/2027
Global Mail. Inc.	Mid-Counties	346,381	0.9%	3,997	0.7%	$11.54	6/30/2030
Top 10 Tenants		3,729,359	9.3%	69,052	12.6%
All Other Tenants		36,400,908	90.7%	477,297	87.4%
Total Consolidated Portfolio		40,130,267	100.0%	$546,349	100.0%

(1)Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2022, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2022.
(3)Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2022.
(4)Includes (i) two short-term land leases in LA-Mid-Counties/North Orange County which expired on January 31, 2023, (ii) one land lease in LA-Mid-Counties expiring July 31, 2025, (iii) one land lease in North Orange County expiring October 31, 2026, (iv) 30,160 rentable square feet in Ventura expiring September 30, 2027, (v) one land lease in LA-Mid-Counties expiring June 30, 2029, (vi) 42,270 rentable square feet in LA-South Bay expiring October 31, 2030, (vii) 311,995 rentable square feet in North County San Diego expiring February 28, 2031, & (viii) 143,436 rentable square feet in LA-South Bay expiring November 30, 2032.
(5)The tenant is leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.2 million or $3.21 per land square foot.
(6)Includes (i) 164,500 rentable square feet in the Greater San Fernando Valley expiring October 31, 2023 and (ii) 6,042 rentable square feet in LA-South Bay expiring January 31, 2027.
(7)Includes (i) 29,146 rentable square feet in Inland Empire West expiring December 31, 2026 and (ii) 283,424 rentable square feet in LA-South Bay expiring May 31, 2027.
Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2022, there were 531 triple net leases in our consolidated portfolio, representing approximately 70.1% of our total annualized base rent.

Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2022, there were 948 modified gross leases in our consolidated portfolio, representing approximately 20.2% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2022, there were 198 gross leases in our consolidated portfolio, representing approximately 9.7% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2022:

Square Feet	Number of Leases	Occupied Building Square Feet		Building/Land Square Feet		Percentage of Total Occupied Building Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Building:
<4,999	672	1,619,182		1,728,879		4.1%	$26,149	4.8%	$16.15
5,000 - 9,999	240	1,717,386		1,822,654		4.3%	27,154	5.0%	$15.81
10,000 - 24,999	319	5,161,843		5,540,882		12.9%	74,731	13.7%	$14.48
25,000 - 49,999	173	6,344,052		6,770,414		15.9%	83,798	15.3%	$13.21
>50,000	214	25,079,799		26,331,046		62.8%	301,214	55.1%	$12.01
Building Subtotal / Weighted Average	1,618	39,922,262	(4)	42,193,875	(4)	100.0%	$513,046	93.9%	$12.85
Land/IOS(5)	26			7,486,469	(6)		31,024	5.7%	$4.14
Other(5)	33						2,279	0.4%
Total	1,677						$546,349	100.0%
(1)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2022, multiplied by 12, and then aggregated by building square feet (if applicable). Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2022.
(3)For building leases, calculated as annualized base rent for such leases divided by occupied building square feet for such leases as of December 31, 2022. For “Land/IOS” leases, calculated as annualized base rent for such leases divided by land square feet for such leases as of December 31, 2022.
(4)Excludes 208,005 occupied building square feet and 209,860 building square feet that are associated with “Land/IOS”.
(5)“Land/IOS” includes leases for improved land sites and industrial outdoor storage (IOS) sites. “Other” includes amounts related to cellular tower, solar and parking lot leases.
(6)Reflects land square feet for “Land/IOS” leases.

Lease Expirations
As of December 31, 2022, our weighted average in-place remaining lease term was approximately 4.0 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2022, plus available space, for each of the 10 full calendar years commencing December 31, 2022 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	867,406	2.1%	$—	—%	$—
Repositioning(6)	—	1,406,061	3.3%	—	—%	$—
MTM Tenants	12	60,444	0.1%	1,026	0.2%	$16.98
2022	26	665,533	1.6%	8,026	1.5%	$12.06
2023	398	5,834,280	13.7%	81,278	14.9%	$13.93
2024	420	6,898,600	16.3%	81,917	15.0%	$11.87
2025	352	5,830,107	13.7%	75,598	13.8%	$12.97
2026	201	6,478,837	15.3%	77,562	14.2%	$11.97
2027	128	4,774,192	11.3%	73,317	13.4%	$15.36
2028	41	1,522,731	3.6%	19,448	3.6%	$12.77
2029	22	1,982,238	4.7%	29,989	5.5%	$15.13
2030	18	1,541,018	3.6%	19,092	3.5%	$12.39
2031	18	1,906,263	4.5%	31,404	5.7%	$16.47
Thereafter	41	2,636,025	6.2%	47,692	8.7%	$18.09
Total Consolidated Portfolio	1,677	42,403,735	100.0%	$546,349	100.0%	$13.61

(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2022, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2022.
(4)Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2022.
(5)Represents vacant space (not under repositioning) as of December 31, 2022. Includes leases aggregating 25,728 rentable square feet that had been signed but had not yet commenced as of December 31, 2022. Adjusting for such leases, we had 841,678 of available vacant space representing 2.0% of our total owned square feet as of December 31, 2022.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”) or redevelopment as of December 31, 2022. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” of this Annual Report on Form 10-K for additional details related to these properties.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2022			2021			2020
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases – First Generation(3)(4)	$1,528	834,106	$1.83	$2,103	1,039,707	$2.02	$889	851,851	$1.04
New Leases – Second Generation(3)(5)	494	491,933	$1.00	328	150,214	$2.18	686	284,387	$2.41
Renewal Leases	855	933,596	$0.92	289	431,997	$0.67	118	450,871	$0.26
Total Tenant Improvements	$2,877	2,259,635	$1.27	$2,720	1,621,918	$1.68	$1,693	1,587,109	$1.07
Leasing Commissions
New Leases – First Generation(3)(4)	$7,357	876,485	$8.39	$5,502	1,758,720	$3.13	$3,562	1,223,553	$2.91
New Leases – Second Generation(3)(5)	9,190	1,359,424	$6.76	7,508	2,044,593	$3.67	3,838	1,682,072	$2.28
Renewal Leases	5,025	1,852,256	$2.71	4,321	3,127,986	$1.38	3,069	2,500,831	$1.23
Total Leasing Commissions	$21,572	4,088,165	$5.28	$17,331	6,931,299	$2.50	$10,469	5,406,456	$1.94
Total Tenant Improvements & Leasing Commissions	$24,449			$20,051			$12,162

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2022			2021			2020
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$111,112	26,002,606	$4.27	$80,545	22,951,051	$3.51	$66,588	20,463,668	$3.25
Recurring Capital Expenditures(5)	8,675	39,561,722	$0.22	10,466	33,239,851	$0.31	6,949	27,929,513	$0.25
Total Capital Expenditures	$119,787			$91,011			$73,537

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 8, 2023, there were 251 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	226	$51.80	N/A	N/A
November 1, 2022 to November 30, 2022	82	$55.80	N/A	N/A
December 1, 2022 to December 31, 2022	38	$54.12	N/A	N/A
	346	$53.00	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.

Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2017 through December 31, 2022, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2017, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

Total Return Performance
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Rexford Industrial Realty, Inc.
S&P 500 Index
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Industrial Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Rexford Industrial Realty, Inc.	$100.00	$103.24	$162.92	$178.70	$299.91	$206.42
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones Equity All REIT Index	$100.00	$95.90	$123.46	$117.54	$165.97	$124.47
Dow Jones U.S. Real Estate Industrial Index	$100.00	$96.36	$137.49	$157.52	$241.82	$163.89

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
As of December 31, 2022, our consolidated portfolio consisted of 356 properties with approximately 42.4 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt investments secured by industrial property in high barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns over time through value-add repositioning and redevelopments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.

Highlights
Full Year Financial and Operational Highlights
•Net income attributable to common stockholders increased by 40.9% to $157.5 million in 2022 compared to 2021.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 45.3% to $334.7 million in 2022 compared to 2021.
•Net operating income (NOI)(1) increased by 39.6% to $480.1 million in 2022 compared to 2021.
•Total portfolio occupancy at year-end was 94.6%.
•Same Property Portfolio(2) average occupancy for the year ended December 31, 2022 was 98.7% and ending occupancy at year-end was 98.1%.
•Executed a total 442 new and renewal leases with a combined 5.1 million rentable square feet, with leasing spreads of 80.9% on a GAAP basis and 58.8% on a cash basis.
•Received credit rating upgrades to BBB+ from S&P and Fitch and Baa2 from Moody’s.
Acquisitions
•During 2022, we completed 52 acquisitions representing 61 properties with a combined 5.9 million rentable square feet of buildings on 319.6 acres of land, including 31.5 acres of land for near term redevelopment, for an aggregate purchase price of $2.4 billion.
•Subsequent to December 31, 2022, we completed the acquisition of two properties with a combined 1.2 million rentable square feet buildings on 52.3 acres of land, for a purchase price of $405.0 million.
Dispositions
•During 2022, we sold one property with 79,247 rentable square feet, for a gross sales price of $16.5 million and recognized $8.5 million in gains on sale of real estate.
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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 7 of this Annual Report on Form 10-K.

Repositioning & Redevelopment
•During 2022, we stabilized seven of our repositioning/redevelopment properties located at 29025-29055 Avenue Paine, 900 East Ball Road, 11600 Los Nietos Road, 3441 MacArthur Boulevard, 415-435 Motor Avenue, 15650-15700 Avalon Boulevard and 19475 Gramercy Place, which have a combined 644,512 rentable square feet.
•During 2022, we pre-leased our repositioning properties located at 12133 Greenstone Avenue and 19431 Santa Fe Avenue. The leases are expected to commence in 2023 subject to completion of repositioning work.
Equity
•During 2022, we issued 28,343,395 shares of common stock for total net proceeds of $1.8 billion through a range of equity transactions, as follows:
◦We entered into forward equity sales agreements under our ATM programs with respect to 23,519,219 shares of our common stock at a weighted average initial forward sale price of $64.29 per share. We partially settled these forward equity sales agreements and the outstanding forward sale agreement from 2021 by issuing 24,788,691 shares of common stock in exchange for net proceeds of $1.6 billion.
◦In the fourth quarter of 2022, we entered into forward equity sale agreements in connection with an underwritten public offering of 11,846,425 shares of our common stock, including 346,425 shares related to the partial exercise of underwriters’ option to purchase additional shares, at a public offering price of $56.00 per share for an offering value of $663.4 million. In December 2022, we partially settled the forward equity sale agreements by issuing 3,554,704 shares of common stock in exchange for net proceeds of $198.7 million.
•Subsequent to December 31, 2022, in January 2023, we partially settled the outstanding forward equity sale agreements related to the public offering by issuing 7,617,013 shares of common stock in exchange for net proceeds of $425.0 million.
•As of the date of this filing we had 1,311,592 shares of common stock, or approximately $72.9 million of net forward proceeds remaining for settlement prior to May 2024, based on a weighted average forward sale price of $55.55 per share.
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
•In July 2022, we amended our senior unsecured credit agreement to add a $400.0 million unsecured term loan with a maturity date of July 19, 2024 (with two extension options of one year each). Proceeds were used to fund acquisitions, reduce outstanding borrowings under the unsecured revolving credit facility and for general corporate purposes.
•In July 2022, we executed five interest rate swap transactions with an aggregate notional value of $300.0 million to manage our exposure to changes in 1-month term SOFR (Term SOFR) related to a portion of our variable-rate debt. These swaps, which are effective July 27, 2022, and mature on May 26, 2027, currently fix Term SOFR at a weighted average rate of 2.81725%.
•In October 2022, we refinanced our amortizing $60.0 million term loan expiring in August 2023. The new $60.0 million term loan facility bears interest at Term SOFR, increased by a 0.10% SOFR adjustment, plus an applicable margin of 1.25% per annum, and matures on October 27, 2024, with three one-year extension options available.
•Subsequent to December 31, 2022, on February 6, 2023, our board of directors declared a quarterly dividend of $0.380 per share, an increase of 20.6% from the prior quarterly rate of $0.315 per share.
•Subsequent to December 31, 2022, we certified that the sustainability performance target associated with our senior unsecured credit agreement was met for 2022, resulting in the reduction of the applicable margin and applicable credit facility by 0.04% and 0.01%, respectively.

Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available product, generally operating at or above approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Consequently, available industrial supply has continued to decrease in many of our target infill submarkets and construction deliveries have fallen short of demand. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity, an expanding regional economy, substantial growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. That said, economic uncertainties as a result of rising inflation and increasing interest rates could impact future demand, rental rates and vacancy within our infill Southern California market.
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand in 2022 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from historical years (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. In recent years, we have observed a notable increase in ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which has accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution is driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant based and attract incremental ecommerce-oriented and traditional distribution demand.
We believe our portfolio’s leasing performance in 2022 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were strong during 2022. Average asking lease rates increased year-over-year, reaching an all-time high due to high levels of demand and near-record low vacancy levels, with several submarkets retaining sub 1% vacancy rates throughout the year. Current market conditions indicate rents are likely to increase, but a more modest pace, through 2023, as demand has been steady, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals were very strong during 2022. Average asking lease rates increased year-over-year reaching a record high and vacancy decreased year-over-year to a new historic low at sub 1% vacancy. While lease rate growth has slowed over recent quarters, current market conditions indicate rents are likely to increase through 2023 due to continued demand and the continued low availability of industrial product in this region.
In San Diego, vacancy increased year-over-year while still remaining at historically low levels and average asking lease rates increased year-over-year.
In Ventura County, vacancy increased slightly year-over-year and average asking lease rates increased year-over-year.
    Lastly, in the Inland Empire West, which contains infill markets in which we operate, vacancy increased year-over-year rising above 1% for the first time since mid-2021, and average taking lease rates increased significantly year-over-year. Current market conditions indicate rents are likely to continue to increase through 2023, though at a moderated pace when compared to 2022 growth. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
As of December 31, 2022, 16 of our properties were under current repositioning or redevelopment and one of our properties were in the lease-up stage. In addition, we have a pipeline of 12 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the first quarter of 2023 and the first quarter of 2024. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2022 and 2021, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 12/31/22
Current Repositioning:
12821 Knott Street (West OC)(3)	OC	165,171	165,171	1Q-2019	1Q-2023	—%
12133 Greenstone Avenue (Mid-Counties)(4)	LA	LAND	LAND	1Q-2021	1Q-2023	100%
8210-8240 Haskell Avenue (SF Valley)	LA	52,934	52,934	1Q-2022	1Q-2023	—%
19431 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2022	2Q-2023	100%(5)
Total Current Repositioning		218,105	218,105

Lease-Up - Repositioning
14100 Vine Place (Mid-Counties)	LA	122,514	122,514	2Q-2022	4Q-2022	—%

Future Repositioning:
20851 Currier Road (SG Valley)	LA	59,412	59,412	1Q-2023	2Q-2023	—%
2800 Casitas Avenue (SF Valley)	LA	117,234	117,234	1Q-2023	3Q-2023	100%
500 Dupont Avenue (IE - West)	SB	276,000	276,000	1Q-2023	1Q-2024	—%
11308-11350 Penrose Street (SF Valley)	LA	151,604	71,824	1Q-2023	2Q-2024	100%
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258	3Q-2023	1Q-2024	100%
1010 Belmont Street (IE - West)	SB	61,824	61,824	3Q-2023	3Q-2024	100%
Total Future Repositioning		801,332	721,552

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(6)	Start	Completion	Total Property Leased % at 12/31/22
Current Redevelopment:
15601 Avalon Boulevard (South Bay)	LA	86,830	3Q-2021	1Q-2023	—%
1055 Sandhill Avenue (South Bay)	LA	127,857	3Q-2021	1Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	2Q-2024	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	1Q-2024	—%
12752-12822 Monarch Street (West OC)(7)	OC	161,711	1Q-2022	2Q-2023	See note (7)
1901 Via Burton (North OC)	OC	139,449	1Q-2022	1Q-2024	—%
3233 Mission Oaks Boulevard (Ventura)(8)	VC	117,358	2Q-2022	2Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498	3Q-2022	1Q-2024	—%
8888-8892 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	1Q-2024	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,570	4Q-2022	1Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483	4Q-2022	1Q-2024	—%
4416 Azusa Canyon Road (San Gabriel Valley)	LA	130,063	4Q-2022	2Q-2024	—%
Total Current Redevelopment		1,554,109

Future Redevelopment:
3071 Coronado Street (North OC)	OC	105,173	1Q-2023	1Q-2024	100%
15010 Don Julian Road (San Gabriel Valley)	LA	219,242	1Q-2023	2Q-2024	—%
12772 San Fernando Road (San Fernando Valley)	LA	143,421	3Q-2023	3Q-2024	52%
17907-18001 Figueroa Street (South Bay)	LA	75,392	4Q-2023	4Q-2024	100%
21515 Western Avenue (South Bay)	LA	84,100	4Q-2023	4Q-2024	—%
13711 Freeway Drive (Mid-Counties)	LA	104,500	1Q-2024	2Q-2025	100%
Total Future Redevelopment		731,828

Stabilized:(9)	Market	Stabilized Rentable Square Feet	Stabilized Period	Total Property Leased % at 12/31/22
29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
11600 Los Nietos Road (Mid-Counties)	LA	106,251	3Q-2022	100%
3441 MacArthur Blvd. (OC Airport)	OC	124,102	3Q-2022	100%
415-435 Motor Avenue (SG Valley)	LA	94,321	4Q-2022	100%
15650-15700 Avalon Blvd. (South Bay)	LA	98,259	4Q-2022	100%
19475 Gramercy Place (South Bay)	LA	47,712	4Q-2022	100%
Total 2022 Stabilized		644,512

The Merge (Inland Empire West)	SB	333,544	2Q-2021	100%
16221 Arthur Street (Mid-Counties)	LA	61,372	2Q-2021	100%
Rancho Pacifica Buildings 1 & 6 (South Bay)(10)	LA	488,114	3Q-2021	100%
8745-8775 Production Avenue (Central SD)	SD	26,200	3Q-2021	100%
19007 Reyes Avenue (South Bay)(11)	LA	—	3Q-2021	100%
851 Lawrence Drive (Ventura)	VC	90,773	3Q-2021	100%
Total 2021 Stabilized		1,000,003

(1)The estimated construction start period is the period we anticipate starting physical construction on a project. Prior to physical construction, we engage in pre-construction activities, which include design work, securing permits or entitlements, site work, and other necessary activities preceding construction. The estimated completion period is our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis. The estimated construction period is subject to change as a result of a number of factors including but not limited to permit requirements, delays in construction (including delays related to supply chain backlogs), changes in scope, and other unforeseen circumstances.
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
(4)At 12133 Greenstone Avenue, a 4.8 acre industrial site, we demolished the existing 12,586 rentable square foot truck terminal building to provide greater functionality as a single tenant container storage facility. As of December 31, 2022, the property has been pre-leased with the lease expected to commence in the second quarter of 2023, subject to completion of repositioning work.
(5)As of December 31, 2022, 19431 Santa Fe Avenue has been leased and the tenant is occupying a portion of the property. The tenant is expected to take full occupancy in the second quarter of 2023, subject to completion of repositioning work.
(6)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(7)As of December 31, 2022, 12752-12822 Monarch Street comprises 271,268 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that are not being redeveloped. We are repositioning 63,815 rentable square feet, and have demolished 99,925 rentable square feet and are constructing a new 97,896 rentable square feet building in its place. At completion, the total project will contain 273,036 rentable square feet.
(8)As of December 31, 2022, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to construct one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(9)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(10)Rancho Pacifica Buildings 1 & 6 are located at 2301-2329 Pacifica Place and 2332-2366 Pacifica Place, and represent two buildings totaling 488,114 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which have a total 1,152,883 rentable square feet. Property leased percentage reflects the two buildings.
(11)At 19007 Reyes Avenue, a 4.5 acre industrial site, we removed the dysfunctional improvements and converted the site into a single tenant industrial outdoor storage facility for container storage.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $12.2 million of interest expense and $5.2 million of insurance and real estate tax expense during the year ended December 31, 2022, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of December 31, 2022, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.6% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of December 31, 2022, 16 of our properties with a combined 1.8 million of estimated rentable square feet at completion are under current repositioning or redevelopment, one property is in lease-up, and we have a near-term pipeline of 12 repositioning and redevelopment projects with a combined 1.5 million of estimated rentable square feet at completion. Additionally, as of December 31, 2022, we had 0.4 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 3.3% of our total consolidated portfolio square footage as of December 31, 2022. Including vacant space at these properties, our weighted average occupancy rate as of December 31, 2022, in our Los Angeles, Orange County and San Bernardino markets was 95.6%, 92.7% and 89.7%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of December 31, 2022, in these markets was 98.5%, 99.3% and 94.3%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County, San Bernardino and San Diego markets have continued to show historically low vacancy and positive absorption, resulting from high tenant demand combined with low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain positive in 2023, and the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth; however, there can be no assurance that recent positive market trends will continue.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2022:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2022	35	314,567	4.4	$23.19	66.3%	49.1%
Q2-2022	36	649,099	5.8	$22.98	107.6%	76.6%
Q3-2022	53	702,882	4.6	$25.29	70.5%	53.6%
Q4-2022	40	411,428	8.5	$24.61	109.2%	64.9%
Total/Weighted Average	164	2,077,976	5.7	$24.12	88.9%	61.6%

	Renewal Leases						Expiring Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2022	54	552,828	3.4	$21.13	72.8%	59.9%	94	1,153,547	83.9%
Q2-2022	70	745,840	3.9	$19.48	73.0%	55.3%	130	1,625,064	66.0%
Q3-2022	77	994,945	4.6	$21.50	95.3%	66.3%	125	1,736,079	72.3%
Q4-2022	77	736,124	4.0	$19.71	65.0%	47.8%	136	1,457,914	69.6%
Total/Weighted Average	278	3,029,737	4.1	$20.50	77.9%	57.7%	485	5,972,604	71.8%

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
(4)The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2022, exclude 33 leases aggregating 908,524 rentable square feet for which there was no comparable lease data. Of these 33 excluded leases, eight leases aggregating 500,643 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2022, exclude eight renewal leases with 30,693 rentable square feet that either had lease terms shorter than six months or were antenna/parking lot leases.
(6)Includes leases totaling 1,257,196 rentable square feet that expired during the year ended December 31, 2022, for which the space has been or will be placed into repositioning (including “other repositioning project”) or redevelopment.
(7)Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes square footage related to the following: (i) expiring leases associated with space that is placed into repositioning (including “other repositioning project”) after the tenant vacates, (ii) early terminations with pre-negotiated replacement leases and (iii) move outs where space is directly leased by subtenants. Retention for the first quarter of 2022 has been adjusted to conform to the current definition.
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of December 31, 2022, we have 16 current repositioning/redevelopment projects with estimated construction completion periods ranging from the first quarter of 2023 through the second quarter of 2025, and an additional 12 repositioning and redevelopment projects in our pipeline with estimated completion dates through the second quarter of 2025. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations.
As of December 31, 2022, 0.9 million rentable square feet of our portfolio was available for lease, 1.4 million rentable square feet of vacant space was under repositioning/redevelopment and leases representing 0.7 million rentable square feet of our portfolio expired on December 31, 2022. Additionally, leases representing 13.7% and 16.3% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2023 and 2024, respectively. During the year ended December 31, 2022, we renewed 278 leases for 3.0 million rentable square feet, resulting in a 71.8% retention rate.

Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. New and renewal leases signed during the current year had a weighted average term of 5.7 and 4.1 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2023 and 2024, represent 14.9% and 15.0%, respectively, of the total annualized base rent for our portfolio as of December 31, 2022. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2023 and 2024 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market, overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore, we expect market dynamics to remain strong heading into 2023 and that these positive trends will provide a favorable environment for additional increases in lease renewal rates. Accordingly, we expect 2023 will show positive renewal rates and leasing spreads.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, including the impact of the ongoing and persisting local government emergency declarations related to the COVID-19 pandemic, high persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
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
Taxable REIT Subsidiary
As of December 31, 2022, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2022 and 2021.

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
    Investment in Real Estate
    We evaluated the acquisitions that we completed during the years ended December 31, 2022 and 2021, and determined that these transactions should be accounted for as asset acquisitions. Our acquisitions of properties generally no longer meet the revised definition of a business under Accounting Standards Update 2017-01, Business Combinations - Clarifying the Definition of a Business, and accordingly are accounted for as asset acquisitions.
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
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
For the comparison of the years ended December 31, 2022 and 2021, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2021 through December 31, 2022, and that were stabilized prior to January 1, 2021, which consisted of 224 properties aggregating approximately 28.6 million rentable square feet. Results for our Same Property Portfolio exclude any properties that were acquired or sold during the period from January 1, 2021 through December 31, 2022, properties classified as current or future repositioning, redevelopment or lease-up during 2021 or 2022, interest income, interest expense and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2022 and 2021, our Total Portfolio includes the properties in our Same Property Portfolio, the 114 properties aggregating approximately 11.6 million rentable square feet that were acquired during 2022 and 2021, and the six properties aggregating approximately 0.3 million rentable square feet that were sold during 2022 and 2021.
As of December 31, 2022 and 2021, our Same Property Portfolio occupancy was approximately 98.1% and 99.1%, respectively. For the years ended December 31, 2022 and 2021, our Same Property Portfolio weighted average occupancy was approximately 98.7% and 98.3%, respectively.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2022	2021			2022	2021
	($ in thousands)
REVENUES
Rental income	$409,737	$381,297	$28,440	7.5%	$630,578	$451,733	$178,845	39.6%
Management and leasing services	—	—	—	—%	616	468	148	31.6%
Interest income	—	—	—	—%	10	37	(27)	(73.0)%
TOTAL REVENUES	409,737	381,297	28,440	7.5%	631,204	452,238	178,966	39.6%
OPERATING EXPENSES
Property expenses	96,646	89,776	6,870	7.7%	150,503	107,721	42,782	39.7%
General and administrative	—	—	—	—%	64,264	48,990	15,274	31.2%
Depreciation and amortization	118,721	123,871	(5,150)	(4.2)%	196,794	151,269	45,525	30.1%
TOTAL OPERATING EXPENSES	215,367	213,647	1,720	0.8%	411,561	307,980	103,581	33.6%
OTHER EXPENSE
Other expenses	—	—	—	—%	1,561	1,297	264	20.4%
Interest expense	—	—	—	—%	48,496	40,139	8,357	20.8%
TOTAL EXPENSES	215,367	213,647	1,720	0.8%	461,618	349,416	112,202	32.1%
Loss on extinguishment of debt	—	—	—	—%	(915)	(505)	(410)	81.2%
Gains on sale of real estate	—	—	—	—%	8,486	33,929	(25,443)	(75.0)%
NET INCOME	$194,370	$167,650	$26,720	15.9%	$177,157	$136,246	$40,911	30.0%
Rental Income
The following table reports the breakdown of 2022 and 2021 rental income, as reported prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)	%	Year Ended December 31,		Increase/(Decrease)	%
Category	2022	2021		Change	2022	2021		Change
Rental revenue(1)	$338,494	$316,126	$22,368	7.1%	$522,419	$375,684	$146,735	39.1%
Tenant reimbursements (2)	70,150	64,371	5,779	9.0%	106,227	74,979	31,248	41.7%
Other income(3)	1,093	800	293	36.6%	1,932	1,070	862	80.6%
Rental income	$409,737	$381,297	$28,440	7.5%	$630,578	$451,733	$178,845	39.6%
Our Same Property Portfolio and Total Portfolio rental income increased by $28.4 million, or 7.5%, and $178.8 million, or 39.6%, respectively, during the year ended December 31, 2022, compared to the year ended December 31, 2021, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $22.4 million, or 7.1%, and $146.7 million, or 39.1%, respectively, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases and an increase in the weighted average occupancy of the portfolio, partially offset by a decrease of $2.7 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 114 properties we acquired during 2021 and 2022, partially offset by the decrease in revenues from the six properties that were sold during 2021 and 2022.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue increased by $5.8 million, or 9.0%, and $31.2 million or 41.7%, respectively, for the year ended December 31, 2022, compared to the year ended December 31, 2021.  The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to an increase in recoverable property expenses, including higher reimbursable insurance expenses as a result of higher overall premiums and additional earthquake insurance coverage and higher reimbursable property tax expenses relating to California Proposition 13 annual increases, and an increase in the weighted average occupancy of the portfolio. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 114 properties we acquired during 2021 and 2022, partially offset by the decrease in reimbursements from the six properties that were sold during 2021 and 2022.
 (3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.3 million, or 36.6%, and $0.9 million, or 80.6%, respectively, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the recommencement in 2022 of charging fees for late rental payments, which until recently was prohibited due to COVID-19 related governmental measures. Our Total Portfolio other income was also impacted by an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 31.6%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.
Interest Income
Our Total Portfolio interest income decreased by $27 thousand, or 73.0%, during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $6.9 million, or 7.7%, and $42.8 million, or 39.7%, respectively, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in our Same Property Portfolio property expenses is primarily due to increases in insurance expense resulting from higher overall premiums and additional earthquake insurance coverage, allocated overhead costs reflecting a higher employee headcount and labor costs and repairs and maintenance cost. Our Total Portfolio property expenses were also impacted by incremental expenses from the 114 properties we acquired during 2021 and 2022, partially offset by the decrease in property expenses from the six properties that were sold during 2021 and 2022.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $15.3 million, or 31.2% for the year ended December 31, 2022, compared to the year ended December 31, 2021.  The increase is primarily due to increases in non-cash equity compensation expense, primarily related to performance unit equity grants made in 2021, payroll related costs and accrued bonus expense due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $5.2 million, or 4.2%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to acquisition-related in-place lease intangibles and tenant improvements becoming fully depreciated at certain properties during 2021 and 2022, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2021 and 2022 and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $45.5 million, or 30.1%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to incremental expense from the 114 properties we acquired during 2021 and 2022, partially offset by the decrease in our Same Property Portfolio depreciation and amortization expense noted above.
Other Expenses
    Our Total Portfolio other expenses increased by $0.3 million, or 20.4%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to $0.7 million of construction demolition costs incurred in 2022 and an increase in acquisition expenses of $0.5 million, partially offset by a $1.0 million impairment charge in 2021 to reduce the carrying value of the right-of-use asset related to one of our leased office spaces that we decided to sublease as a result of the implementation of a work from home flexibility program in 2021.
Interest Expense
Our Total Portfolio interest expense increased by $8.4 million, or 20.8%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in interest expense is primarily comprised of the following: (i) a $7.6 million increase related to the $400.0 million term loan facility borrowing we completed in July 2022, (ii) a $6.2 million increase related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps, (iii) a $5.8 million increase due to the issuance of $400.0 million of 2.15% senior notes in August 2021, (iv) a $4.8 million increase due to higher average outstanding borrowings under our unsecured revolving credit facility and an increase in LIBOR/SOFR rates, and (v) a $1.1 million increase related to the current and prior $60.0 million term loans primarily due to an increase in SOFR/LIBOR rates. These increases were partially offset by the following decreases: (i) a $7.7 million increase in capitalized interest related to repositioning and redevelopment activity, (ii) a $4.7 million decrease related to the repayment of the $225.0 million term loan facility and termination of the related interest rate swaps in August 2021, (iii) a $3.8 million decrease related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022, and (iv) a $1.0 million decrease related to the interest rate swap that was terminated in November 2020 which had a loss balance in accumulated other comprehensive income/(loss) that was amortized into interest expense through August 2021.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.9 million for the year ended December 31, 2022, is primarily comprised of the write-off of $0.7 million of unamortized debt issuance costs related to the $150.0 million unsecured term loan facility we repaid in May 2022 in advance of the May 2025 maturity date and the write-off of $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility when we amended our senior unsecured credit agreement in May 2022. The loss on extinguishment of debt of $0.5 million for the year ended December 31, 2021 represents the write-off of unamortized debt issuance costs related to the $225.0 million unsecured term loan facility that we repaid in September 2021 in advance of the January 2023 maturity date.
Gains on Sale of Real Estate
During the year ended December 31, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million. During the year ended December 31, 2021, we recognized gains on sale of real estate of $33.9 million from the disposition of five properties that were sold for an aggregate gross sales price of $59.3 million.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020.

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
We calculate “Core FFO” by adjusting FFO for non-comparable items outlined in the reconciliation below. We believe that Core FFO is a useful supplemental measure and that by adjusting for items that are not considered by us to be part of our on-going operating performance, provides a more meaningful and consistent comparison of our operating and financial performance period-over-period. Because these adjustments have a real economic impact on our financial condition and results from operations, the utility of Core FFO as a measure of our performance is limited. Other REITs may not calculate Core FFO in a consistent manner. Accordingly, our Core FFO may not be comparable to other REITs' core FFO. Core FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance. “Company share of Core FFO” in the table below reflects Core FFO attributable to common stockholders, which excludes amounts allocable to noncontrolling interests, participating securities and preferred stockholders (which consists of preferred stock dividends, but excludes non-recurring preferred stock redemption charges related to the write-off of original issuance costs which we do not consider reflective of our on-going performance).
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (unaudited and in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$177,157	$136,246	$80,895
Adjustments:
Depreciation and amortization	196,794	151,269	115,269
Gains on sale of real estate(1)	(8,486)	(33,929)	(13,617)
Funds from operations (FFO)	$365,465	$253,586	$182,547
Adjustments:
Acquisition expenses	613	94	124
Impairment of right-of-use asset	—	992	—
Loss on extinguishment of debt	915	505	104
Amortization of loss on termination of interest rate swaps	253	2,169	218
Non-capitalizable demolition costs	663	—	—
Write-offs of below-market lease intangibles related to terminations(2)	(5,792)	—	—
Core FFO	$362,117	$257,346	$182,993
Less: preferred stock dividends	(9,258)	(12,563)	(14,545)
Less: Core FFO attributable to noncontrolling interests(3)	(16,838)	(13,504)	(7,667)
Less: Core FFO attributable to participating securities(4)	(1,282)	(943)	(774)
Company share of Core FFO	$334,739	$230,336	$160,007

(1)Gains on sale of real estate for the years ended December 31, 2022 and 2021 reflect gains from the sale of depreciable operating properties. Gains on sale of real estate for the year ended December 31, 2020, include total gains of $14.5 million from the sale of depreciable operating properties and a loss of $0.9 million from the sale of assets incidental to our business. For additional details, see “Note 3 – Investments in Real Estate” to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
(2)Reflects the write-off of the portion of a below-market lease intangible attributable to below-market fixed rate renewal options that were not exercised due to the termination of the lease at the end of the initial lease term.
(3)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units, Series 2 CPOP Units and Series 3 CPOP Units.
(4)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership.
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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental income	$630,578	$451,733	$329,377
Less: Property expenses	150,503	107,721	79,716
Net Operating Income	$480,075	$344,012	$249,661
Amortization of (below) above market lease intangibles, net	(31,209)	(15,443)	(10,533)
Straight line rental revenue adjustment	(31,220)	(20,903)	(11,406)
Cash Net Operating Income	$417,646	$307,666	$227,722
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$177,157	$136,246	$80,895
General and administrative	64,264	48,990	36,795
Depreciation and amortization	196,794	151,269	115,269
Other expenses	1,561	1,297	124
Interest expense	48,496	40,139	30,849
Loss on extinguishment of debt	915	505	104
Management and leasing services	(616)	(468)	(420)
Interest income	(10)	(37)	(338)
Gains on sale of real estate	(8,486)	(33,929)	(13,617)
Net Operating Income	$480,075	$344,012	$249,661
Amortization of (below) above market lease intangibles, net	(31,209)	(15,443)	(10,533)
Straight line rental revenue adjustment	(31,220)	(20,903)	(11,406)
Cash Net Operating Income	$417,646	$307,666	$227,722
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$177,157	$136,246	$80,895
Interest expense	48,496	40,139	30,849
Depreciation and amortization	196,794	151,269	115,269
Gains on sale of real estate	(8,486)	(33,929)	(13,617)
EBITDAre	$413,961	$293,725	$213,396
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2022, the Operating Partnership had issued and outstanding $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and the $400 Million Notes due 2031. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
Financial Condition, Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to the ATM program or issuing other securities as described below.
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
As of December 31, 2022, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $2.0 billion, with $7.5 million due within 12 months.
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $322.4 million, of which $68.4 million is due within 12 months.
•Commitments of $114.2 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and

•Operating lease commitments with aggregate lease payments of $27.2 million, of which $2.3 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of December 31, 2022, our cash and cash equivalents were $36.8 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.
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
ATM Program
On May 27, 2022, we established an ATM program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.0 billion (the “Current 2022 ATM Program”). The Current 2022 ATM Program replaces our previous $750.0 million ATM program, which was established on January 13, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $697.5 million through May 27, 2022. In addition, we previously established a $750.0 million ATM program on November 9, 2020, under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022.
In connection with our ATM programs, we may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under ATM programs. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon physical settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.
During the year ended December 31, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our various ATM programs with respect to 23,519,219 shares of common stock at a weighted average initial forward price of $64.29 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the year ended December 31, 2022, we physically settled a portion of the aforementioned forward equity sale agreements and the outstanding forward equity sale agreement from 2021 by issuing 24,788,691 shares of our common stock for net proceeds of $1.6 billion, based on a weighted average forward price of $65.02 per share at settlement.
As of February 10, 2023, the date of this Annual Report on Form 10-K, we had 636,884 shares of common stock, or approximately $35.2 million of forward net proceeds remaining for settlement to occur before November 2023, based on a forward price of $55.22 per share.
As of February 10, 2023, approximately $165.4 million of common stock remains available to be sold under the Current 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the Current 2022 ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.

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
2022 Forward Equity Offering — During the fourth quarter of 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock, including 346,425 shares related to the partial exercise of the underwriters’ option to purchase additional shares, at an initial forward price of $55.74 per share (the “2022 Forward Offering Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In December 2022, we partially settled the 2022 Forward Offering Sale Agreements by issuing 3,554,704 shares of common stock for net proceeds of $198.7 million, based on a weighted average forward price of $55.90 per share at settlement.
In January 2023, we partially settled the outstanding 2022 Forward Offering Sale Agreements by issuing 7,617,013 shares of common stock in exchange for net proceeds of $425.0 million, based on a weighted average forward price of $55.80 per share at settlement.
As of February 10, 2023, the date of this Annual Report on Form 10-K, we had 674,708 shares of common stock, or approximately $37.7 million of forward net proceeds remaining for settlement to occur before May 2024, based on a forward sale price of $55.87 per share.
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
During the year ended December 31, 2022, we completed the disposition of one property for a gross sales price of $16.5 million and net cash proceeds of $15.3 million. The net cash proceeds were used to partially fund the acquisition of one property during the year ended December 31, 2022, through a 1031 Exchange transaction.
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
Investment Grade Rating
During the year ended December 31, 2022, our credit ratings were raised to Baa2 (Stable outlook) from Baa3 (Stable outlook) by Moody’s and to BBB+ (Stable outlook) from BBB (Positive outlook) by both S&P and Fitch with respect to our Credit Agreement (described below), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $400 Million Notes due 2030 and $400 Million Notes due 2031. During the year ended December 31, 2022, our credit ratings were raised to BBB- from BB+ by both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
    On May 26, 2022, we amended our credit agreement, which was comprised of a $700.0 million unsecured revolving credit facility that was scheduled to mature on February 13, 2024, by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement initially provided for (i) a senior unsecured term loan facility that permits aggregate borrowings of up to $300.0 million (the “$300 Million Term Loan”), all of which was borrowed at closing on May 26, 2022, and (ii) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion. On July 19, 2022, we exercised the accordion option under the Credit Agreement to add a $400.0 million unsecured term loan (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. The $300 Million Term Loan matures on May 26, 2027.
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
As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2022, we completed 52 acquisitions representing 61 properties with a combined 5.9 million rentable square feet of buildings on 319.6 acres of land for an aggregate purchase price of $2.4 billion. Subsequent to December 31, 2022, through the filing date of this Form 10-K, we have acquired two properties with a combined 1.2 million rentable square feet of buildings for an aggregate purchase price of $405.0 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Annual Report on Form 10-K, we have over $125.0 million of acquisitions under contract or accepted offer. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand and proceeds from forward equity settlements, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the year ended December 31, 2022.

Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2022, we incurred $8.7 million of recurring capital expenditures, which was a decrease of $1.8 million from the prior year. During the year ended December 31, 2022, we incurred $111.1 million of non-recurring capital expenditures, which was an increase of $30.6 million over the prior year. The increase was primarily due to the increase in non-recurring capital expenditures related to repositioning and redevelopment activity during 2022 compared to 2021. As discussed above under “—Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties”, as of December 31, 2022, 17 of our properties were under current repositioning, redevelopment, or lease-up, and we have a pipeline of 12 additional properties for which we anticipate beginning construction work over the next five quarters. We currently estimate that approximately $385.2 million of capital will be required over the next three years (1Q-2023 through Q2-2025) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, proceeds from forward equity settlements, the issuance of common stock under the Current 2022 ATM Program, cash flow from operations and borrowings available under the Revolver.
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
    On February 6, 2023, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.380	March 31, 2023	April 17, 2023
OP Units	$0.380	March 31, 2023	April 17, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2023	March 31, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2023	March 31, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2023	March 31, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2023	March 31, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 15, 2023	March 31, 2023

Indebtedness Outstanding
The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2022:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	5/26/2026	(4)	S+0.725%	(5)	5.125%		$—
$400M Term Loan	7/19/2024	(4)	S+0.800%	(5)	5.258%		400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$300M Term Loan	5/26/2027		S+0.800%	(5)	3.717%	(6)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031 (green bond)	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$1,825,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$3,832
960-970 Knox Street	11/1/2023		n/a		5.000%		2,307
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,712
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,462
$60M Term Loan Facility(7)	10/27/2024	(7)	S+1.250%	(7)	5.708%		60,000
5160 Richton Street	11/15/2024		n/a		3.790%		4,153
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,612
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,100
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,965
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,928
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,935
7817 Woodley Avenue	8/1/2039		n/a		4.140%		3,009
Total Secured Debt							$125,515
Total Debt							$1,950,515
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2022 and includes the effect of interest rate swaps that were effective as of December 31, 2022. See footnote (6) below. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $14.1 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2022.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee ranges from 0.125% to 0.30% per annum depending upon our investment grade rating, leverage ratio and sustainability performance metrics, which may change from time to time.
(4)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.

(5)The interest rates on these loans are comprised of daily SOFR for the Revolver and Term SOFR for the Term Facility (in each case increased by a 0.10% SOFR adjustment) plus an applicable margin ranging from 0.725% to 1.400% per annum for the Revolver and 0.80% to 1.60% per annum for the Term Facility, depending on our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time. During the year ended December 31, 2022, our credit ratings were upgraded and as a result, the applicable margin on the Revolver was lowered to 0.725% from 0.775% and the applicable margin on the Term Facility was lowered to 0.80% from 0.85%.
(6)As of December 31, 2022, Term SOFR related to $300.0 million of our variable rate debt has been effectively fixed at 2.81725% through the use of interest rate swaps. For details, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements. Including the impact of these interest rate swaps, the hedged effective interest rate on the $300 Million Term Loan is 3.717%.
(7)On October 27, 2022, we refinanced an amortizing $60.0 million term loan expiring in August 2023. The new $60.0 million term loan has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum (the $60 Million Term Loan Facility”). The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions.

The following table summarizes the composition of our outstanding debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2022:

	Weighted Average Term Remaining (in years)(1)	Stated Interest Rate	Effective Interest Rate(2)	Principal Balance (in thousands)(3)	% of Total
Fixed vs. Variable:
Fixed(4)	6.8	2.96%	2.96%	$1,490,515	76%
Variable	1.6	SOFR + Margin (See Above)	5.32%	$460,000	24%
Secured vs. Unsecured:
Secured	3.1		4.86%	$125,515	6%
Unsecured	5.7		3.42%	$1,825,000	94%
(1)The weighted average remaining term to maturity of our debt is 5.6 years.
(2)Includes the effect of interest rate swaps that were effective as of December 31, 2022. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver. Assumes Daily Simple SOFR of 4.300% and Term SOFR of 4.358% as of December 31, 2022, as applicable.
(3)Excludes unamortized debt issuance costs and debt premiums/discounts totaling $14.1 million which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2022.
(4)Fixed-rate debt includes our variable rate $300 Million Term Loan that has been effectively fixed through the use of interest rate swaps through maturity.
At December 31, 2022, we had total indebtedness of $2.0 billion, excluding unamortized debt issuance costs and debt discounts, with a weighted average interest rate of approximately 3.52%. As of December 31, 2022, $1.5 billion, or 76%, of our outstanding indebtedness had an interest rate that was effectively fixed under either the terms of the loan ($1.2 billion) or interest rate swaps ($300.0 million).
At December 31, 2022, we had total indebtedness of $2.0 billion, reflecting a net debt to total combined market capitalization of approximately 14.9%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
The Credit Agreement, $60 Million Term Loan Facility, $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $60 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
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
•For the Credit Agreement and Senior Notes, maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•For the Credit Agreement and Senior Notes, maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
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
    The Credit Agreement, and Senior Notes also contain limitations on our ability to pay distributions on our common stock. Specifically, our cash dividends may not exceed the greater of (i) 95% of our FFO (as defined in the credit agreement) and (ii) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.
    Additionally, subject to the terms of the Credit Agreement, $60 Million Term Loan Facility and Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the debt agreement and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch.

Cash Flows
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Cash provided by operating activities	$327,695	$231,463	$96,232
Cash used in investing activities	$(2,449,210)	$(1,912,767)	$(536,443)
Cash provided by financing activities	$2,114,303	$1,547,779	$566,524

Net cash provided by operating activities. Net cash provided by operating activities increased by $96.2 million to $327.7 million for the year ended December 31, 2022, compared to $231.5 million for the year ended December 31, 2021. The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2021, and the increase in Cash NOI from our Same Property Portfolio, partially offset by higher cash interest paid as compared to the prior year.
Net cash used in investing activities. Net cash used in investing activities increased by $536.4 million to $2.4 billion for the year ended December 31, 2022, compared to $1.9 billion for the year ended December 31, 2021. The increase was primarily attributable to a $462.6 million increase in cash paid for property acquisitions and acquisition related deposits, a $41.3 million decrease in net proceeds from the sale of real estate as compared to the prior year and a $32.6 million increase in cash paid for construction and repositioning/redevelopment projects.
Net cash provided by financing activities. Net cash provided by financing activities increased by $566.5 million to $2.1 billion for the year ended December 31, 2022, compared to $1.5 billion for the year ended December 31, 2021. The increase was primarily attributable to the following: (i) an increase of $1.1 billion in cash proceeds from borrowings under the Revolver, (ii) an increase of $400.0 million in cash proceeds from borrowings under the $400 Million Term Loan in July 2022, (iii) an increase of $300.0 million in cash proceeds from borrowings under the $300 Million Term Loan in May 2022, (iv) an increase of $225.0 million from the repayment of the $225.0 million term loan facility in August 2021, (v) an increase of $183.1 million in net cash proceeds from the issuance of shares of our common stock and (vi) an increase of $90.0 million from the redemption of the Series A Preferred Stock in August 2021. These increases were partially offset by the following: (i) a decrease of $1.1 billion from the repayment of the borrowings under the Revolver, (ii) a decrease of $392.4 million in net cash proceeds from the issuance of the $400 Million Notes due 2031 in August 2021, (iii) a decrease of $150.0 million from the repayment of the $150 Million Term Loan Facility in May 2022 and (iv) an increase of $74.3 million in dividends paid to common stockholders and common unitholders primarily due to the increase in the number of common shares outstanding and the increase in our quarterly per share/unit cash dividend.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding variable-rate debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
    As of December 31, 2022, the $300 Million Term Loan has been effectively fixed through the use of interest rate swaps. The interest rate swaps have a combined notional value of $300.0 million, an effective date of July 27, 2022, a maturity date of May 26, 2027, and currently fix Term SOFR at a weighted average rate of 2.81725%.
    At December 31, 2022, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premium/discounts, of $1.95 billion. Of this total amount, $1.49 billion, or 76%, comprise our fixed-rate debt under the terms of the loan or an interest rate swap.  The remaining $460.0 million, or 24%, comprises our variable-rate debt. Based upon the amount of variable-rate debt outstanding as of December 31, 2022, if SOFR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $2.3 million annually.  If SOFR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $2.3 million annually.
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
    As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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
    Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2022.
    The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See “Report of Independent Registered Public Accounting Firm”.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fourth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	2/14/2020
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.3	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.4	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-36008	4.5	2/19/2020
4.5	Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee.	8-K	001-36008	4.1	11/16/2020
4.6	First Supplemental Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	11/16/2020
4.7	Second Supplemental Indenture, dated as of August 9, 2021, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	8/9/2021
10.1	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	3/21/2022
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Second Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.5	7/27/2021
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	5/20/2020
10.10†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.11†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.12†	Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	5/20/2020
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	5/20/2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.15†	Second Amendment to Employment Agreement, effective November 8, 2022, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	11/10/2022
10.16†	Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	7/9/2020
10.17†	First Amendment to Employment Agreement, effective November 8, 2022, between Laura E. Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	11/10/2022
10.18†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.19†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	10-K	001-36008	10.18	2/19/2021
10.20†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	10-K	001-36008	10.19	2/19/2021
10.21	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.22	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.23	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.24	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.25	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.26	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.27	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019
10.28	Fourth Amended and Restated Credit Agreement, dated as of May 26, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	5/27/2022
10.29	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 19, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	7/20/2022
10.30*	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 13, 2023, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	10-K	001-36008	10.30	2/10/2022
10.31	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate.	8-K	001-36008	1.1	5/27/2022
10.32	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC.	8-K	001-36008	1.2	5/27/2022
10.33	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	5/27/2022
10.34	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate.	8-K	001-36008	1.4	5/27/2022
10.35	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC.	8-K	001-36008	1.5	5/27/2022
10.36	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.6	5/27/2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.37	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and JMP Securities LLC.	8-K	001-36008	1.7	5/27/2022
10.38	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate.	8-K	001-36008	1.8	5/27/2022
10.39	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate.	8-K	001-36008	1.9	5/27/2022
10.40	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC.	8-K	001-36008	1.10	5/27/2022
10.41	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate.	8-K	001-36008	1.11	5/27/2022
10.42	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. and its affiliates.	8-K	001-36008	1.12	5/27/2022
10.43	Equity Distribution Agreement, dated May 27, 2022, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities LLC and its affiliates.	8-K	001-36008	1.13	5/27/2022
21.1*	List of Subsidiaries of the Company
22.1*	List of Issuers of Guaranteed Securities
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein

†	Compensatory plan or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexford Industrial Realty, Inc.
February 10, 2023	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 10, 2023	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 10, 2023	/s/ Laura E. Clark
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2023
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2023
Howard Schwimmer

/s/ Laura E. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2023
Laura E. Clark

/s/ Richard Ziman	Chairman of the Board	February 10, 2023
Richard Ziman

/s/ Robert L. Antin	Director	February 10, 2023
Robert L. Antin

/s/ Diana J. Ingram	Director	February 10, 2023
Diana J. Ingram

/s/ Angela L. Kleiman	Director	February 10, 2023
Angela L. Kleiman

/s/ Debra L. Morris	Director	February 10, 2023
Debra L. Morris

/s/ Tyler H. Rose	Director	February 10, 2023
Tyler H. Rose

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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

Recognition of acquired real estate - Purchase price accounting

Description of the Matter
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company completed the acquisition of 61 properties for a total purchase price of $2.4 billion during the year ended December 31, 2022. The transactions were accounted for as asset acquisitions, and the purchase prices were allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components include land, buildings and improvements, tenant improvements, intangible assets and liabilities related to above and below market leases, and intangible assets related to in-place leases. The fair value of tangible and intangible assets and liabilities is based on available comparable market information, and estimated cash flow projections that utilize rental rates, discount rates, and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

Auditing the fair value of acquired tangible and intangible assets and liabilities involves significant estimation uncertainty due to the judgment used by management in selecting key assumptions based on recent comparable transactions or market information, and the sensitivity of the fair values to changes in assumptions. In particular, the fair value estimates were sensitive to assumptions such as market rental rates, rental growth rates, price of land per square foot, discount rates, and capitalization rates. The allocation of value to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of the related depreciation or amortization in the Company’s consolidated statements of operations.

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
February 10, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rexford Industrial Realty, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 10, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 10, 2023

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Land	$5,841,195	$4,143,021
Buildings and improvements	3,370,494	2,588,836
Tenant improvements	147,632	127,708
Furniture, fixtures, and equipment	132	132
Construction in progress	110,934	71,375
Total real estate held for investment	9,470,387	6,931,072
Accumulated depreciation	(614,332)	(473,382)
Investments in real estate, net	8,856,055	6,457,690
Cash and cash equivalents	36,786	43,987
Restricted cash	—	11
Rents and other receivables, net	15,227	11,027
Deferred rent receivable, net	88,144	61,511
Deferred leasing costs, net	45,080	32,940
Deferred loan costs, net	4,829	1,961
Acquired lease intangible assets, net	169,986	132,158
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	11,422	—
Other assets	24,973	19,066
Acquisition related deposits	1,625	8,445
Assets associated with real estate held for sale, net	—	7,213
Total Assets	$9,259,283	$6,781,165
LIABILITIES & EQUITY
Liabilities
Notes payable	$1,936,381	$1,399,565
Interest rate swap liability	—	7,482
Accounts payable, accrued expenses and other liabilities	97,496	65,833
Dividends and distributions payable	62,033	40,143
Acquired lease intangible liabilities, net	147,384	127,017
Tenant security deposits	71,935	57,370
Prepaid rents	20,712	15,829
Liabilities associated with real estate held for sale	—	231
Total Liabilities	2,335,941	1,713,470
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2022 and December 31, 2021 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at December 31, 2022 and December 31, 2021 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 189,114,129 and 160,511,482 shares outstanding at December 31, 2022 and December 31, 2021, respectively	1,891	1,605
Additional paid-in capital	6,646,867	4,828,292
Cumulative distributions in excess of earnings	(255,743)	(191,120)
Accumulated other comprehensive income (loss)	8,247	(9,874)
Total stockholders’ equity	6,556,938	4,784,579
Noncontrolling interests	366,404	283,116
Total Equity	6,923,342	5,067,695
Total Liabilities and Equity	$9,259,283	$6,781,165
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental income	$630,578	$451,733	$329,377
Management and leasing services	616	468	420
Interest income	10	37	338
TOTAL REVENUES	631,204	452,238	330,135
OPERATING EXPENSES
Property expenses	150,503	107,721	79,716
General and administrative	64,264	48,990	36,795
Depreciation and amortization	196,794	151,269	115,269
TOTAL OPERATING EXPENSES	411,561	307,980	231,780
OTHER EXPENSES
Other expenses	1,561	1,297	124
Interest expense	48,496	40,139	30,849
TOTAL EXPENSES	461,618	349,416	262,753
Loss on extinguishment of debt	(915)	(505)	(104)
Gains on sale of real estate	8,486	33,929	13,617
NET INCOME	177,157	136,246	80,895
Less: net income attributable to noncontrolling interests	(9,573)	(8,005)	(4,492)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	167,584	128,241	76,403
Less: preferred stock dividends	(9,258)	(12,563)	(14,545)
Less: original issuance costs of redeemed preferred stock	—	(3,349)	—
Less: earnings allocated to participating securities	(845)	(568)	(509)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$157,481	$111,761	$61,349
Net income attributable to common stockholders per share - basic	$0.92	$0.80	$0.51
Net income attributable to common stockholders per share - diluted	$0.92	$0.80	$0.51
Weighted average shares of common stock outstanding - basic	170,467,365	139,294,882	120,873,624
Weighted average shares of common stock outstanding - diluted	170,978,272	140,075,689	121,178,310
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$177,157	$136,246	$80,895
Other comprehensive income (loss): cash flow hedge adjustments	18,846	8,333	(10,880)
Comprehensive income	196,003	144,579	70,015
Less: comprehensive income attributable to noncontrolling interests	(10,298)	(8,503)	(3,779)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$185,705	$136,076	$66,236

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$242,327	113,793,300	$1,136	$2,439,007	$(118,751)	$(7,542)	$2,556,177	$66,272	$2,622,449
Issuance of common stock	—	17,253,161	173	739,810	—	—	739,983	—	739,983
Offering costs	—	—	—	(5,887)	—	—	(5,887)	—	(5,887)
Issuance of OP Units	—	—	—	—	—	—	—	179,262	179,262
Issuance of 4.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	40,787	40,787
Share-based compensation	—	110,737	1	3,290	—	—	3,291	9,803	13,094
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(27,473)	—	(1,278)	—	—	(1,278)	—	(1,278)
Conversion of OP Units to common stock	—	296,313	3	7,657	—	—	7,660	(7,660)	—
Net income	14,545	—	—	—	61,858	—	76,403	4,492	80,895
Other comprehensive loss	—	—	—	—	—	(10,167)	(10,167)	(713)	(10,880)
Preferred stock dividends ($1.468752 per series A preferred and series B preferred share and $1.406252 per series C preferred share)	(14,545)	—	—	—	—	—	(14,545)	—	(14,545)
Preferred unit distributions	—	—	—	—	—	—	—	(2,546)	(2,546)
Common stock dividends ($0.86 per share)	—	—	—	—	(106,496)	—	(106,496)	—	(106,496)
Common unit distributions	—	—	—	—	—	—	—	(4,246)	(4,246)
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	28,484,776	286	1,644,411	—	—	1,644,697	—	1,644,697
Offering costs	—	—	—	(18,606)	—	—	(18,606)	—	(18,606)
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Share-based compensation	—	108,774	1	3,855	—	—	3,856	16,007	19,863
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,305)	—	(1,428)	—	—	(1,428)	—	(1,428)
Conversion of OP Units to common stock	—	521,199	5	17,461	—	—	17,466	(17,466)	—
Net income	12,563	—	—	—	115,678	—	128,241	8,005	136,246
Other comprehensive income	—	—	—	—	—	7,835	7,835	498	8,333
Preferred stock dividends ($0.917970 per series A preferred share, $1.468752 per series B preferred share and $1.406252 per series C preferred share)	(12,563)	—	—	—	—	—	(12,563)	—	(12,563)
Preferred unit distributions	—	—	—	—	—	—	—	(2,832)	(2,832)
Common stock dividends ($0.96 per share)	—	—	—	—	(140,060)	—	(140,060)	—	(140,060)
Common unit distributions	—	—	—	—	—	—	—	(6,547)	(6,547)
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Issuance of common stock	—	28,343,395	283	1,831,490	—	—	1,831,773	—	1,831,773
Offering costs	—	—	—	(22,542)	—	—	(22,542)	—	(22,542)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	123,542	1	5,547	—	—	5,548	23,488	29,036
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,576)	—	(2,156)	—	—	(2,156)	—	(2,156)
Conversion of OP Units to common stock	—	167,286	2	6,236	—	—	6,238	(6,238)	—
Acquisition of private REIT - preferred units	—	—	—	—	—	—	—	122	122
Net income	9,258	—	—	—	158,326	—	167,584	9,573	177,157
Other comprehensive income	—	—	—	—	—	18,121	18,121	725	18,846
Preferred stock dividends ( $1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(3,124)	(3,124)
Common stock dividends ($1.26 per share)	—	—	—	—	(222,949)	—	(222,949)	—	(222,949)
Common unit distributions	—	—	—	—	—	—	—	(9,425)	(9,425)
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177,157	$136,246	$80,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,794	151,269	115,269
Amortization of (below) above market lease intangibles, net	(31,209)	(15,443)	(10,533)
Impairment of right-of-use asset	—	992	—
Loss on extinguishment of debt	915	505	104
Gains on sale of real estate	(8,486)	(33,929)	(13,617)
Amortization of debt issuance costs	2,689	1,919	1,505
Amortization of discount (premium) on notes payable, net	250	26	(188)
Equity based compensation expense	28,426	19,506	12,871
Straight-line rent	(31,220)	(20,903)	(11,406)
Payments for termination/settlement of interest rate derivatives	(589)	(4,045)	(1,239)
Amortization related to termination/settlement of interest rate derivatives	531	2,280	218
Change in working capital components:
Rents and other receivables	(2,858)	(745)	(4,030)
Deferred leasing costs	(17,762)	(17,473)	(10,447)
Other assets	(594)	(6,357)	(2,352)
Sales-type lease receivable	—	—	20,302
Accounts payable, accrued expenses and other liabilities	9,304	11,895	4,825
Tenant security deposits	6,294	6,776	(415)
Prepaid rents	(1,947)	(1,056)	1,232
Net cash provided by operating activities	327,695	231,463	182,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(2,328,430)	(1,858,413)	(928,687)
Capital expenditures	(135,095)	(102,475)	(78,765)
Payment for deposits on real estate acquisitions	(1,000)	(8,445)	(4,067)
Proceeds from sale of real estate	15,315	56,566	23,996
Net cash used in investing activities	(2,449,210)	(1,912,767)	(987,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	(90,000)	—
Issuance of common stock, net	1,809,231	1,626,091	734,096
Proceeds from borrowings	2,714,000	1,264,557	471,844
Repayment of borrowings	(2,176,606)	(1,095,280)	(175,671)
Debt issuance costs	(7,300)	(4,555)	(6,085)
Dividends paid to preferred stockholders	(9,258)	(12,563)	(14,545)
Dividends paid to common stockholders	(201,902)	(129,793)	(99,292)
Distributions paid to common unitholders	(8,582)	(6,418)	(3,328)
Distributions paid to preferred unitholders	(3,124)	(2,832)	(2,546)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,156)	(1,428)	(1,278)
Net cash provided by financing activities	2,114,303	1,547,779	903,195
Increase (decrease) in cash, cash equivalents and restricted cash	(7,212)	(133,525)	98,666
Cash, cash equivalents and restricted cash, beginning of period	43,998	177,523	78,857
Cash, cash equivalents and restricted cash, end of period	$36,786	$43,998	$177,523
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $12,236, $4,550 and $3,925 for the years December 31, 2022, 2021 and 2020, respectively)	$44,811	$32,979	$27,924
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,363	$—	$3,204
Issuance of operating partnership units in connection with acquisition of real estate	$56,167	$—	$179,262
Issuance of 4.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$—	$40,787
Issuance of 3.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$12,000	$—	$—
Acquisition of private REIT - preferred units	$122	$—	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$—	$16,512	$65,264
Accrual for capital expenditures	$29,074	$15,700	$11,811
Accrual of dividends and distributions	$62,033	$40,143	$29,747
Lease reclassification from operating lease to sales-type lease:
Sales-type lease receivable	$—	$—	$20,302
Investments in real estate, net	—	—	(16,117)
Deferred rent receivable, net	—	—	(63)
Deferred leasing costs, net	—	—	(164)
Acquired lease intangible assets, net	—	—	(136)
Gain on sale recognized due to lease classification	$—	$—	$3,822

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and redevelop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. As of December 31, 2022, our consolidated portfolio consisted of 356 properties with approximately 42.4 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2022 and 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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

Restricted cash balances are included with cash and cash equivalent balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$43,987	$176,293
Restricted cash	11	1,230
Cash, cash equivalents and restricted cash, beginning of period	$43,998	$177,523

Cash and cash equivalents	$36,786	$43,987
Restricted cash	—	11
Cash, cash equivalents and restricted cash, end of period	$36,786	$43,998
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.   In determining the “as-if-vacant” value for the properties we acquired during the year ended December 31, 2022, we used discount rates ranging from 4.75% to 7.50% and exit capitalization rates ranging from 3.75% to 6.25%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2022, we used an estimated average lease-up period ranging from six months to twelve months.
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
We capitalized interest costs of $12.2 million, $4.5 million and $3.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. We capitalized real estate taxes and insurance aggregating $5.2 million, $2.2 million, and $1.2 million and during the years ended December 31, 2022, 2021 and 2020, respectively. We capitalized compensation costs for employees who provide construction services of $8.7 million, $6.1 million and $4.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
As discussed above in —Investments in Real Estate—Acquisitions, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an acquired lease intangible asset or liability and amortized to “rental income” over the remaining term of the related leases.
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
As of December 31, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, our property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale. See “Note 3 – Investments in Real Estate” for details.

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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the years ended December 31, 2022, 2021 or 2020, there were no impairment charges recorded to the carrying value of our real estate properties. During the year ended December 31, 2021, in connection with the execution of a sublease for one of our office space leases, we recorded a $1.0 million impairment charge to reduce the carrying value of the related ROU asset. The impairment charge is presented in “Other expenses” in the consolidated statements of operations. See also “Note 6 – Leases” for details.
Income Taxes
We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular federal corporate income tax, including any applicable alternative minimum tax for taxable years prior to 2018.
We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable REIT subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2022 and 2021, we have not established a liability for uncertain tax positions.

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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.4 million as a net increase adjustment to rental income and $0.5 million and $5.0 million as a net reduction to rental income in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 respectively.
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
Equity Offerings
Underwriting commissions and offering costs incurred in connection with common stock offerings and our at-the-market equity offering programs have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuances have been reflected as a direct reduction of the preferred stock balance.
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
Leases as a Lessee
We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. ROU assets represent our right to use, or control the use of, a specified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is generally recognized on a straight-line basis over the term of the lease through the amortization of the ROU assets and lease liabilities. Additionally, for our operating leases, we do not separate non-lease components, such as common area maintenance, from associated lease components. See “Note 6 – Leases” for additional lessee disclosures required under lease accounting standards.

Reference Rate Reform
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As of December 31, 2022, all our derivatives impacted by this guidance have been terminated.
Adoption of New Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates two of the three accounting models that require separate accounting for embedded conversion features in convertible instruments, simplifies the contract assessment for equity classification, requires the use of the if-converted method for all convertible instruments in diluted EPS calculations and expands disclosure requirements. ASU 2020-06 is effective for fiscal periods beginning after December 15, 2021, including interim periods within those fiscal years. On January 1, 2022, we adopted ASU 2020-06. The adoption of ASU 2020-06 did not have any impact on our consolidated financial statements or overall EPS calculation. We continue to account for each of our various convertible instruments as a single equity instrument measured at historical cost as they do not have embedded features requiring bifurcation and separate accounting. See “Note 12 – Noncontrolling Interests” for additional information related to convertible instruments.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, and requires specific disclosures for all entities with equity securities subject to a contractual sale restriction including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale as a separate unit of account. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2022-03.

3.    Investments in Real Estate
    Acquisition Summary
The following table summarizes the wholly-owned properties we acquired during the year ended December 31, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
444 Quay Avenue(2)	Los Angeles - South Bay	1/14/2022	29,760	1	$10,760
18455 Figueroa Street	Los Angeles - South Bay	1/31/2022	146,765	2	64,250
24903 Avenue Kearny	Los Angeles - San Fernando Valley	2/1/2022	214,436	1	58,463
19475 Gramercy Place	Los Angeles - South Bay	2/2/2022	47,712	1	11,300
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/8/2022	56,510	1	25,000
13700-13738 Slover Ave(2)	San Bernardino - Inland Empire West	2/10/2022	17,862	1	13,209
Meggitt Simi Valley	Ventura	2/24/2022	285,750	3	57,000
21415-21605 Plummer Street	Los Angeles - San Fernando Valley	2/25/2022	231,769	2	42,000
1501-1545 Rio Vista Avenue	Los Angeles - Central	3/1/2022	54,777	2	28,000
17011-17027 Central Avenue	Los Angeles - South Bay	3/9/2022	52,561	3	27,363
2843 Benet Road	San Diego - North County	3/9/2022	35,000	1	12,968
14243 Bessemer Street	Los Angeles - San Fernando Valley	3/9/2022	14,299	1	6,594
2970 East 50th Street	Los Angeles - Central	3/9/2022	48,876	1	18,074
19900 Plummer Street	Los Angeles - San Fernando Valley	3/11/2022	43,472	1	15,000
Long Beach Business Park(3)	Los Angeles - South Bay	3/17/2022	123,532	4	24,000
13711 Freeway Drive(4)	Los Angeles - Mid-Counties	3/18/2022	82,092	1	34,000
6245 Providence Way	San Bernardino - Inland Empire West	3/22/2022	27,636	1	9,672
7815 Van Nuys Blvd	Los Angeles - San Fernando Valley	4/19/2022	43,101	1	25,000
13535 Larwin Circle	Los Angeles - Mid-Counties	4/21/2022	56,011	1	15,500
1154 Holt Blvd	San Bernardino - Inland Empire West	4/29/2022	35,033	1	14,158
900-920 Allen Avenue	Los Angeles - San Fernando Valley	5/3/2022	68,630	2	25,000
1550-1600 Champagne Avenue	San Bernardino - Inland Empire West	5/6/2022	124,243	2	46,850
10131 Banana Avenue(2)	San Bernardino - Inland Empire West	5/6/2022	—	—	26,166
2020 Central Avenue	Los Angeles - South Bay	5/20/2022	30,233	1	10,800
14200-14220 Arminta Street(5)	Los Angeles - San Fernando Valley	5/25/2022	200,003	1	80,653
1172 Holt Blvd	San Bernardino - Inland Empire West	5/25/2022	44,004	1	17,783
1500 Raymond Avenue(4)	Orange County - North	6/1/2022	—	—	45,000
2400 Marine Avenue	Los Angeles - South Bay	6/2/2022	50,000	2	30,000
14434-14527 San Pedro Street(4)	Los Angeles - South Bay	6/3/2022	118,923	1	49,105
20900 Normandie Avenue	Los Angeles - South Bay	6/3/2022	74,038	1	39,980
15771 Red Hill Avenue	Orange County - Airport	6/9/2022	100,653	1	46,000
14350 Arminta Street	Los Angeles - San Fernando Valley	6/10/2022	18,147	1	8,400
29125 Avenue Paine	Los Angeles - San Fernando Valley	6/14/2022	175,897	1	45,000
3935-3949 Heritage Oak Court	Ventura	6/22/2022	186,726	1	56,400
620 Anaheim Street	Los Angeles - South Bay	6/23/2022	34,555	1	17,100
400 Rosecrans Avenue(4)	Los Angeles - South Bay	7/6/2022	28,006	1	8,500

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
3547-3555 Voyager Street	Los Angeles - South Bay	7/12/2022	60,248	3	20,900
6996-7044 Bandini Blvd	Los Angeles - Central	7/13/2022	111,515	2	40,500
4325 Etiwanda Avenue	Riverside / San Bernardino - Inland Empire West	7/15/2022	124,258	1	47,500
Merge-West	Riverside / San Bernardino - Inland Empire West	7/18/2022	1,057,419	6	470,000
6000-6052 & 6027-6029 Bandini Blvd	Los Angeles - Central	7/22/2022	182,782	2	91,500
3901 Via Oro Avenue	Los Angeles - South Bay	8/12/2022	53,817	1	20,000
15650 Don Julian Road	Los Angeles - San Gabriel Valley	8/12/2022	43,392	1	16,226
15700 Don Julian Road	Los Angeles - San Gabriel Valley	8/12/2022	40,453	1	15,127
17000 Gale Avenue	Los Angeles - San Gabriel Valley	8/12/2022	29,888	1	11,176
17909 & 17929 Susana Road	Los Angeles - South Bay	8/17/2022	57,376	2	26,100
2880 Ana Street	Los Angeles - South Bay	8/25/2022	80,850	1	34,600
920 Pacific Coast Highway	Los Angeles - South Bay	9/1/2022	148,186	1	100,000
21022 & 21034 Figueroa Street	Los Angeles - South Bay	9/7/2022	51,185	1	24,200
13301 Main Street	Los Angeles - South Bay	9/14/2022	106,969	1	51,150
20851 Currier Road(4)	Los Angeles - San Gabriel Valley	10/5/2022	59,412	1	21,800
3131 Harcourt Street & 18031 Susana Road	Los Angeles - South Bay	11/15/2022	73,000	2	27,500
14400 Figueroa Street	Los Angeles - South Bay	11/22/2022	121,062	4	49,000
2130-2140 Del Amo Blvd	Los Angeles - South Bay	12/16/2022	99,064	2	41,900
19145 Gramercy Place	Los Angeles - South Bay	12/16/2022	102,143	1	37,000
20455 Reeves Avenue	Los Angeles - South Bay	12/16/2022	110,075	1	48,950
14874 Jurupa Avenue	San Bernardino - Inland Empire West	12/16/2022	158,119	1	59,250
10660 Mulberry Avenue	San Bernardino - Inland Empire West	12/16/2022	49,530	1	10,950
755 Trademark Circle	San Bernardino - Inland Empire West	12/23/2022	34,427	1	10,500
4500 Azusa Canyon Road	Los Angeles - San Gabriel Valley	12/29/2022	77,266	1	40,000
7817 Haskell Avenue	Los Angeles - San Fernando Valley	12/29/2022	7,327	1	11,050
Total 2022 Property Acquisitions			5,940,775	87	$2,391,927
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs. Including $27.7 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $2.42 billion. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents acquisition of an industrial outdoor storage site.
(3)The acquisition of the Long Beach Business Park was funded through a combination of cash on hand and the issuance of 164,998 3.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership. See “Note 12 – Noncontrolling Interests – Preferred Units – Series 3 CPOP Units” for additional details.
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
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs. Including $17.7 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $1.9 billion. Each acquisition was funded with available cash on hand unless otherwise noted.
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

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	2022	2021
Assets:
Land	$1,698,173	$1,514,933
Buildings and improvements	687,358	359,970
Tenant improvements	9,987	37,173
Acquired lease intangible assets(1)	82,539	71,919
Right of use asset - ground lease(2)	4,787	—
Other acquired assets(3)	558	519
Total assets acquired	$2,483,402	$1,984,514
Liabilities:
Acquired lease intangible liabilities(4)	$54,085	$76,992
Notes payable(5)	—	16,512
Deferred rent liability(6)	4,339	1,554
Lease liability - ground lease(2)	4,787	—
Other assumed liabilities(3)	15,652	26,975
Total liabilities assumed	$78,863	$122,033
Net assets acquired	$2,404,539	$1,862,481

(1)For the 2022 acquisitions, acquired lease intangible assets are comprised of $63.7 million of in-place lease intangibles with a weighted average amortization period of 5.8 years, $5.9 million of above-market lease intangibles with a weighted average amortization period of 6.9 years and a $13.0 million below-market ground lease intangible with an amortization period of 78.9 years. For the 2021 acquisitions, acquired lease intangible assets are comprised of $67.8 million of in-place lease intangibles with a weighted average amortization period of 7.2 years and $4.1 million of above-market lease intangibles with a weighted average amortization period of 9.0 years.
(2)The ROU asset and lease liability relate to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
(3)Includes other working capital assets acquired and liabilities assumed at the time of acquisition.
(4)Represents below-market lease intangibles with a weighted average amortization period of 8.9 years and 7.5 years, for the 2022 and 2021 acquisitions, respectively.
(5)In connection with the acquisition of properties, during the year ended December 31, 2021, we assumed two mortgage loans from the sellers. See “Note 5 – Notes Payable” for details.
(6)In connection with four acquisition transactions in 2022 and one acquisition transaction in 2021, we entered into short-term leaseback agreements with each seller/tenant where the seller/tenant does not pay any base rent for the lease term or pays below-market rent. The amounts allocated to “Deferred rent liabilities” in the table above represent the present value of lease payments using prevailing market rental rates, which will be amortized into rental income over the term of each respective lease.

    Dispositions
The following table summarizes information related to the properties that we sold during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2022 Dispositions:
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
(3)Represents a $0.9 million loss on disposition of personal property that was originally acquired as part of the acquisition of 1055 Sandhill Avenue and valued at $2.8 million. The loss is included in the line item “Gains on sale of real estate” in our consolidated statements of operations for the year ended December 31, 2020.

    Real Estate Held for Sale
As of December 31, 2022, we did not have any properties classified as held for sale. As of December 31, 2021, our property located at 28159 Avenue Stanford in Valencia, California was classified as held for sale.
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

4.    Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition-related intangible liabilities, including below-market tenant leases (in thousands):

	December 31,
	2022	2021
Acquired Lease Intangible Assets:
In-place lease intangibles	$315,842	$256,902
Accumulated amortization	(172,883)	(135,415)
In-place lease intangibles, net	$142,959	$121,487

Above-market tenant leases	$26,851	$21,065
Accumulated amortization	(12,671)	(10,394)
Above-market tenant leases, net	$14,180	$10,671

Below-market ground lease(1)	$12,977	$—
Accumulated amortization(1)	$(130)	$—
Below-market ground lease, net	$12,847	$—
Acquired lease intangible assets, net	$169,986	$132,158

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(220,646)	$(174,686)
Accumulated accretion	73,262	47,669
Below-market tenant leases, net	$(147,384)	$(127,017)
Acquired lease intangible liabilities, net	$(147,384)	$(127,017)
(1)The below-market lease intangible relates to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2022	2021	2020
In-place lease intangibles(1)	$42,202	$30,136	$22,903
Net below market tenant leases(2)	$(31,339)	$(15,443)	$(10,533)
Below-market ground leases(3)	$130	$—	$—
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.
(3)The amortization of the below-market ground lease is recorded as an increase to property expenses in the consolidated statements of operations for the periods presented.
The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2022, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Below Market Ground Lease(3)
2023	$38,044	$(27,386)	$164
2024	25,988	(21,398)	164
2025	19,430	(15,519)	164
2026	15,041	(12,568)	164
2027	10,629	(8,104)	164
Thereafter	33,827	(48,229)	12,027
Total	$142,959	$(133,204)	$12,847
(1)Estimated amounts of amortization will be recorded to depreciation and amortization expense in the consolidated statements of operations.
(2)Estimated amounts of amortization will be recorded as a net increase to rental income in the consolidated statements of operations.
(3)Estimated amounts of amortization will be recorded as an increase to property expenses in the consolidated statements of operations for the periods presented.

5.    Notes Payable

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	5.125%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	—	S+0.800%	(2)	5.258%		7/19/2024	(4)
$150M Term Loan Facility(5)	—	150,000	n/a		n/a		5/22/2025
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan	300,000	—	S+0.800%	(2)	3.717%	(6)	5/26/2027
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031 (green bond)	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$1,825,000	$1,275,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(7)	$3,832	$3,951	n/a		4.080%		4/5/2023
$60M Term Loan(8)	—	58,108	n/a		n/a		8/1/2023
960-970 Knox Street(7)	2,307	2,399	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(7)	3,712	3,806	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,462	2,626	n/a		4.190%		5/1/2024
$60M Term Loan Facility(9)	60,000	—	S+1.250%		5.708%		10/27/2024
5160 Richton Street(7)	4,153	4,272	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,612	2,682	n/a		4.330%		11/15/2024
701-751 Kingshill Place(10)	7,100	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	14,965	15,320	n/a		3.930%		7/1/2027
2205 126th Street(11)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(11)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,928	4,002	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,935	2,119	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	3,009	3,132	n/a		4.140%		8/1/2039
2515 Western Avenue(12)	—	13,104	n/a		4.500%		9/1/2042
Total Secured Debt	$125,515	$138,121
Total Unsecured and Secured Debt	$1,950,515	$1,413,121
Less: Unamortized premium/discount and debt issuance costs(13)	(14,134)	(13,556)
Total	$1,936,381	$1,399,565

(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2022 and includes the effect of interest rate swaps that were effective as of December 31, 2022. See footnote (6) below. Excludes the effect of unamortized debt issuance costs and unamortized fair market value premiums and discounts.

(2)The interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for the unsecured revolving credit facility and 1-month term SOFR (“Term SOFR”) for the $300.0 million and $400.0 million unsecured term loans (in each case increased by a 0.10% SOFR adjustment) plus an applicable margin ranging from 0.725% to 1.400% per annum for the unsecured revolving credit facility and 0.80% to 1.60% per annum for the $300.0 million and $400.0 million unsecured term loans, depending on our investment grade ratings, leverage ratio and sustainability performance metrics, which may change from time to time. These loans are also subject to a 0% SOFR floor. In August 2022, our credit ratings were upgraded by two credit rating agencies and as a result, the applicable margin on the unsecured revolving credit facility was lowered to 0.725% from 0.775% and the applicable margin on the $300.0 million and $400.0 million unsecured term loans was lowered to 0.80% from 0.85%.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. The applicable facility fee ranges from 0.125% to 0.300% per annum depending upon our investment grade ratings, leverage ratio and sustainability performance metrics.
(4)The unsecured revolving credit facility has two six-month extensions and the $400.0 million unsecured term loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(5)In May 2022, we repaid in full the outstanding principal balance on this unsecured debt.
(6)As of December 31, 2022, Term SOFR related to $300.0 million of our variable rate debt has been effectively fixed through the use of interest rate swaps. Including the impact of these interest rate swaps, the hedged effective interest rate on the $300.0 million unsecured term loan is 3.717%. See Note 7 for details related to our interest rate swaps.
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
(8)In October 2022, we repaid in full the outstanding principal balance on this secured debt.
(9)Loan has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(10)For 701-751 Kingshill Place, fixed monthly payments of interest only through January 2023, followed by fixed monthly payments of interest and principal ($33,488) until maturity.
(11)Fixed monthly payments of interest only.
(12)In June 2022, we repaid in full the outstanding principal balance on this secured debt and incurred no penalty for the prepayment in advance of its maturity date of September 1, 2042.
(13)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of December 31, 2022, and does not consider extension options available to us as noted in the table above (in thousands):

2023	$7,490
2024	473,403
2025	100,973
2026	7,587
2027	444,078
Thereafter	916,984
Total	$1,950,515

Recent Activity
New $60 Million Term Loan Facility
On October 27, 2022, we entered into a credit agreement for a $60.0 million term loan facility (the “$60 Million Term Loan Facility”) that permits aggregate borrowings of up to $60.0 million, the total of which we borrowed the same day at closing. The $60 Million Term Loan Facility is secured by six properties, matures on October 27, 2024, and has three one-year extension options available. Interest on the $60 Million Term Loan Facility is generally to be paid based upon, at our option, either (i) Term SOFR increased by a 0.10% SOFR adjustment plus a margin of 1.25% per annum, or (ii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, and (c) the sum of adjusted Term SOFR plus 1.00%) plus a margin of 0.25% per annum.
On October 27, 2022, we used the proceeds from the $60 Million Term Loan Facility to repay our amortizing $60.0 million term loan in full, which had a balance of $57.5 million at the time of repayment. We did not incur any prepayment penalties for repaying in advance of the maturity date of August 1, 2023. In connection with the repayment of the amortizing term loan we wrote off $38 thousand of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
Credit Agreement
On May 26, 2022, we amended our credit agreement, which was comprised of a $700.0 million unsecured revolving credit facility that was scheduled to mature on February 13, 2024, by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement initially provided for (i) a senior unsecured term loan facility that permits aggregate borrowings of up to $300.0 million (the “$300 Million Term Loan”), all of which was borrowed at closing on May 26, 2022, and (ii) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion. On July 19, 2022, we exercised the accordion option under the Credit Agreement to add a $400.0 million unsecured term loan (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR (“Daily Simple SOFR”) plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and Daily Simple SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our investment grade ratings. The interest rate under the Credit Agreement is also subject to a favorable leverage-based adjustment if our ratio of total indebtedness to total asset value is less than 35.0%.
In addition, the Credit Agreement features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable.
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
On December 31, 2022, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
Repayment of $150 Million Term Loan Facility
On May 26, 2022, we used a portion of the borrowing proceeds from the $300 Million Term Loan to repay our $150.0 million unsecured term loan facility (the “$150 Million Term Loan”) in full. We did not incur any prepayment penalties for repaying in advance of the maturity date of May 22, 2025. In connection with the repayment of the $150 Million Term Loan, we wrote off $0.7 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
Issuance of $400 Million Notes Due 2031
    On August 4, 2021, we completed an underwritten public offering of $400.0 million of 2.150% green Senior Notes due 2031 (the “$400 Million Notes due 2031”). The $400 Million Notes due 2031 were issued to the public at 99.014% of the principal amount, with a coupon rate of 2.150%. Interest on the $400 Million Notes due 2031 is payable semiannually on the first day of March and September in each year, beginning on March 1, 2022, until maturity on September 1, 2031.
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
Repayment of $225 Million Term Loan Facility
On August 9, 2021, we used a portion of the proceeds from the issuance of the $400 Million Notes due 2031 to repay our $225.0 million unsecured term loan facility in full. We did not incur any prepayment penalties for repaying in advance of the maturity date of January 14, 2023. In connection with the repayment of this term loan, we wrote off $0.5 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
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
On October 12, 2021, in connection with the acquisition of the property located at 2515 Western Avenue, we assumed a mortgage loan secured by this property. At the date of acquisition, the assumed loan had a principal balance and fair value of $13.2 million. The mortgage loan bears interest at a fixed rate of 4.50% per annum. In June 2022, we repaid in full the outstanding principal balance on this mortgage loan.
Debt Covenants
    The Credit Agreement, $60 Million Term Loan Facility, our $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), our $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and our $25 million unsecured guaranteed senior notes and $75 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $60 Million Term Loan Facility, maintaining a ratio of secured debt to total asset value of not more than 45%;
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
•For the Credit Agreement and Senior Notes, maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•For the Credit Agreement and Senior Notes, maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
The $400.0 million of 2.125% Senior Notes due 2030 and $400 Million Notes due 2031 contain the following covenants (as defined in the indentures) that we must comply with:
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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan Facility and Senior Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness, (iii) a default in compliance with the covenants set forth in the debt agreement, and (iv) bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch. Our credit ratings as of December 31, 2022, were BBB+ from S&P, BBB+ from Fitch and Baa2 from Moody’s.
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2022.

6.    Leases
    Lessor - Operating Leases
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
    For the year ended December 31, 2022, we recognized $599.2 million of rental income related to operating lease payments of which $491.1 million was for fixed lease payments and $108.1 million was for variable lease payments. For the year ended December 31, 2021, we recognized $436.3 million of rental income related to operating lease payments of which $360.2 million was for fixed lease payments and $76.1 million was for variable lease payments. For the year ended December 31, 2020, we recognized $318.8 million of rental income related to operating lease payments of which $266.1 million was for fixed lease payments and $52.7 million was for variable lease payments.

    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2022 (in thousands):

For the year ending December 31,
2023	$513,582
2024	447,083
2025	381,133
2026	305,315
2027	223,512
Thereafter	817,465
Total	$2,688,090
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessor – Sales-Type Lease
In June 2020, we executed a five-year-year lease for a 58,802 rentable square foot unit at the property located at 2722 Fairview Street (“Fairview”). The lease contained an option whereby the tenant could purchase the entire 116,757 rentable square foot property at a purchase price of $20.4 million, by executing its purchase option on or before December 10, 2020.
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
Lessee
    We lease office space as part of conducting our day-to-day business. As of December 31, 2022, our office space leases have remaining lease terms ranging from approximately two years to five years with options to renew for an additional term of five years each. As of December 31, 2022, we also have two ground leases, one of which is a lease we assumed in the acquisition of 2970 East 50th Street in March 2022 which has a current remaining lease term of approximately 38 years and four additional ten-year options to renew. The second ground lease is for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a current remaining term of approximately one year and two additional ten-year options to renew.
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
As of December 31, 2022, total ROU assets and lease liabilities were approximately $8.5 million and $10.9 million, respectively. As of December 31, 2021, total ROU assets and lease liabilities were approximately $3.5 million and $5.0 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Year Ended December 31,
Lease Cost(1) (in thousands)	2022	2021	2020
Operating lease cost	$1,845	$1,598	$1,354
Variable lease cost	113	63	39
Sublease income	(268)	—	—
Total lease cost	$1,690	$1,661	$1,393
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statement of operations.

	Year Ended December 31,
Other Information (in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,016	$1,471	$1,127
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,363	$—	$3,204

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term(1)	36.5 years	3.3 years
Weighted-average discount rate(2)	3.77%	2.95%
(1)Includes the impact of extension options that we are reasonably certain to exercise. The weighted average remaining lease term as of December 31, 2022 includes the ground lease we assumed in the acquisition of 2970 East 50th Street in March 2022, which has a remaining lease term of approximately 78 years (including the four additional ten-year renewal options). Excluding this ground lease, the weighted average remaining lease term as of December 31, 2022, is 3.3 years.
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
    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of December 31, 2022 (in thousands):

2023	$2,308
2024	2,297
2025	1,122
2026	681
2027	696
Thereafter	20,051
Total undiscounted lease payments	$27,155
Less imputed interest	(16,266)
Total lease liabilities	$10,889

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps as of December 31, 2022 and 2021 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(2)		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(3)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate(1)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Rate Swap	7/27/2022	5/26/2027	2.8170%	$150,000	$—	$5,720	$—
Interest Rate Swap	7/27/2022	5/26/2027	2.8175%	$150,000	$—	$5,702	$—
Interest Rate Swap	7/22/2019	11/22/2024	2.7625%	$—	$150,000	$—	$(7,482)
(1)As of December 31, 2022, our interest rate swaps were indexed to 1-month SOFR. As of December 31, 2021, our interest rate swap was indexed to 1-month LIBOR.
(2)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(3)The fair value of derivative assets is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets and the fair value of derivative (liabilities) are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
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
On May 26, 2022, in conjunction with the repayment of the $150.0 million term loan facility, we paid $0.6 million to terminate the interest rate swap that was used to hedge the monthly cash flows associated with $150.0 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $0.6 million in AOCI at the time of termination. We are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the interest rate swap (May 26, 2022) through the original maturity date of the interest rate swap (November 22, 2024).
On August 11, 2021, in conjunction with the repayment of the $225.0 million term loan facility, we paid $1.3 million to terminate two interest rate swaps with a combined notional amount of $225.0 million and a maturity date of January 14, 2022 (the “$225 Million Swaps”), that were used to hedge the monthly cash flows associated $225.0 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $1.3 million in AOCI at the time of termination. We have amortized the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the $225 Million Swaps (August 9, 2021) through the original maturity date of the $225 Million Swaps (January 14, 2022).
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

	Year Ended December 31,
	2022	2021	2020
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$17,227	$263	$(17,212)
Amount of loss reclassified from AOCI into earnings as “Interest expense” (1)	$(1,619)	$(8,070)	$(6,332)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$48,496	$40,139	$30,849
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to (i) the T-Locks that were settled in August 2021, (ii) the interest the interest rate swaps that were terminated in November 2020 and August 2021 and for which amounts have been fully reclassified into interest expense as of the original maturity date of each interest rate swap, which was in August 2021 and January 2022, respectively, and (iii) the interest rate swap that was terminated in May 2022, as discussed above.
As of December 31, 2022, we estimate that approximately $5.3 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2022 and 2021, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Interest Rate Swap Asset	$11,422	$—	$11,422	$—
December 31, 2021
Interest Rate Swap Liability	$(7,482)	$—	$(7,482)	$—
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
The table below sets forth the carrying value and the estimated fair value of our notes payable as of December 31, 2022 and 2021 (in thousands).

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
December 31, 2022	$1,740,745	$—	$—	$1,740,745	$1,936,381
December 31, 2021	$1,404,680	$—	$—	$1,404,680	$1,399,565

9.    Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations.  We recorded $0.6 million, $0.5 million and $0.4 million during the years ended December 31, 2022, 2021 and 2020, respectively, in management and leasing services revenue.

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
As of December 31, 2022, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Tenant and Construction Related Commitments
As of December 31, 2022, we had commitments of approximately $114.2 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  Although we have deposits at institutions in excess of federally insured limits as of December 31, 2022, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
Concentration of Properties in Southern California
As of December 31, 2022, all of our properties are located in the Southern California, which may expose us to risks associated with the economic, regulatory and social factors affecting the markets in which we operate.
Tenant Concentration
During the year ended December 31, 2022, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Stockholders’ Equity
    Preferred Stock
    As of December 31, 2022 and 2021, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			December 31, 2022		December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
Common Stock
ATM Programs
On May 27, 2022, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.0 billion (the “Current 2022 ATM Program”). The Current 2022 ATM Program replaces our previous $750.0 million ATM program, which was established on January 13, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $697.5 million through May 27, 2022. In addition, we previously established a $750.0 million ATM program on November 9, 2020, under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022, and a $550.0 million ATM program on June 13, 2019, under which we had sold shares of our common stock having an aggregate gross sales price of $296.5 million through November 9, 2020.
In connection with the ATM programs established since 2020, we may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our ATM programs. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon physical settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

During the year ended December 31, 2022, we did not sell any shares of common stock directly through sales agents under our ATM programs. During the year ended December 31, 2021, we directly sold a total of 3,201,560 shares of our common stock under our ATM programs at a weighted average price of $52.27 per share, for gross proceeds of $167.3 million, and net proceeds of $165.2 million, after deducting the sales agents’ fees. During the year ended December 31, 2020, we directly sold a total of 3,165,661 shares of our common stock under our ATM programs, at a weighted average price of $39.96 per share, for gross proceeds of $126.5 million, and net proceeds of $124.7 million, after deducting the sales agents’ fee.
During the year ended December 31, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our ATM programs with respect to 23,519,219 shares of common stock at a weighted average initial forward price of $64.29 per share. During the year ended December 31, 2021, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our ATM programs with respect to 8,589,572 shares of our common stock at a weighted average initial forward price of $62.87 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements. During the year ended December 31, 2020, we did not enter into any forward equity sale agreements under our ATM programs.
During the year ended December 31, 2022, we physically settled a portion of the 2022 forward equity sale agreements and the outstanding forward equity sale agreement from 2021 by issuing 24,788,691 shares of our common stock for net proceeds of $1.6 billion, based on a weighted average forward price of $65.02 per share at settlement. During the year ended December 31, 2021, we physically settled a portion of the 2021 forward equity sale agreements by issuing 6,683,216 shares of common stock in exchange for net proceeds of $405.3 million, based on a weighted average forward price of $60.65 per share at settlement.
As of December 31, 2022, we had 636,884 shares of common stock, or approximately $35.0 million of forward net proceeds remaining for settlement to occur before the fourth quarter of 2023, based on forward sales of $55.00 per share.
As of December 31, 2022, approximately $165.4 million of common stock remains available to be sold under the Current 2022 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
2022 Forward Equity Offering
During the fourth quarter of 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock, including 346,425 shares related to the partial exercise of the underwriters’ option to purchase additional shares, at an initial forward price of $55.74 per share (the “2022 Forward Offering Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In December 2022, we partially settled the 2022 Forward Offering Sale Agreements by issuing 3,554,704 shares of common stock for net proceeds of $198.7 million, based on a weighted average forward price of $55.90 per share at settlement.
As of December 31, 2022, we had 8,291,721 shares of common stock, or approximately $461.4 million of forward net proceeds remaining for settlement to occur by May 2024, based on a forward price of $55.65 per share.
May 2021 Forward Equity Offering
On May 24, 2021, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 9,000,000 shares of common stock at an initial forward price of $55.29 per share (the “May 2021 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 9,000,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In June 2021, we partially settled the May 2021 Forward Sale Agreements by issuing 1,809,526 shares of common stock for net proceeds of $100.0 million, based on a weighted average forward price of $55.26 per share at settlement.
In September 2021, we settled the remaining shares under the May 2021 Forward Sale Agreements by issuing 7,190,474 shares of common stock for net proceeds of $395.0 million, based on a weighted average forward price of $54.93 per share at settlement.

September 2021 Offering
In September 2021, we completed an underwritten public offering of 9,600,000 shares of common stock in which we (i) issued an aggregate of 3,100,000 shares of common stock to the underwriters at a purchase price of $58.65 per share for proceeds of $181.8 million, and (ii) entered into forward equity sale agreements with certain financial institutions acting as forward purchasers for 6,500,000 shares of common stock at an initial forward price of $58.65 per share (the “September 2021 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 6,500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In December 2021, we fully settled the September 2021 Forward Sale Agreements by issuing 6,500,000 shares of common stock for net proceeds of $379.1 million, based on a forward price of $58.32 per share at settlement.
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
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2022 and 2021, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2022	2021
Accumulated other comprehensive loss - beginning balance	$(9,874)	$(17,709)
Other comprehensive income before reclassifications	17,227	263
Amounts reclassified from accumulated other comprehensive loss to interest expense(1)	1,619	8,070
Net current period other comprehensive income	18,846	8,333
Less: other comprehensive income attributable to noncontrolling interests	(725)	(498)
Other comprehensive income attributable to common stockholders	18,121	7,835
Accumulated other comprehensive income (loss) - ending balance	$8,247	$(9,874)
(1)Amounts include $0.3 million and $2.2 million reclassifications from AOCI into interest expense for the years ended December 31, 2022 and 2021, respectively, related to terminated swaps. See “Note 7 – Interest Rate Derivatives” for additional information.
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

The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2022, 2021 and 2020:

	Common Stock
	Year Ended December 31,
	2022		2021		2020
Ordinary Income	$1.203386	100.00%	$1.049243	100.00%	$0.834238	100.00%
Total	$1.203386	100.00%	$1.049243	100.00%	$0.834238	100.00%

	Series A Preferred Stock
	Year Ended December 31,
	2022		2021		2020
Ordinary Income	$—	—%	$0.917970	100.00%	$1.468752	100.00%
Total	$—	—%	$0.917970	100.00%	$1.468752	100.00%

	Series B Preferred Stock
	Year Ended December 31,
	2022		2021		2020
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series C Preferred Stock
	Year Ended December 31,
	2022		2021		2020
Ordinary Income	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%
Total	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%

12.    Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, Series 1 CPOP Units, Series 2 CPOP Units and Series 3 CPOP Units, and the private REIT units, as described below, that are not owned by us.
    Operating Partnership Units
As of December 31, 2022, noncontrolling interests included 5,821,146 OP Units, 763,762 fully-vested LTIP units and 976,352 fully-vested performance units which represented approximately 3.8% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
Activity
On May 25, 2022, we acquired the property located at 14200-14220 Arminta Street for a purchase price of $80.7 million. As partial consideration for the property, we issued the seller 954,000 OP Units valued at $56.2 million.
On March 5, 2020, we acquired ten industrial properties and on June 19, 2020, we acquired one additional property, from a group of sellers that were not affiliated with the Company for an aggregate purchase price of $214.2 million. As partial consideration for the acquisition of these properties, we issued the sellers 1,406,170 OP Units, valued at $67.5 million.
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

During the years ended December 31, 2022, 2021 and 2020, we redeemed 167,286, 521,199 and 296,313 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $6.2 million, $17.5 million, and $7.7 million, respectively, from noncontrolling interests to total stockholders’ equity.
    Preferred Units
Series 3 CPOP Units
On March 17, 2022, we acquired an industrial business park located in Long Beach, California for a contractual purchase price of approximately $24.0 million. In consideration for the property, we (i) paid approximately $12.0 million in cash and (ii) issued the seller 164,998 newly issued 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 3 CPOP Units”), valued at $12.0 million.
Holders of Series 3 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 3.00% per annum of the $72.73 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on March 31, 2022. The holders of Series 3 CPOP Units are entitled to receive the liquidation preference, which is $72.73 per unit or approximately $12.0 million in the aggregate for all of the Series 3 CPOP Units, before the holders of OP Units in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
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
    Series 1 CPOP Units
As of December 31, 2022, we also have 593,960 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) outstanding.
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
Features of Series 1, Series 2 and Series 3 CPOP Units
The Series 1 CPOP Units, Series 2 CPOP Units and the Series 3 CPOP Units (together, the “CPOP Units”) are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, at any time on or after April 10, 2024 for the Series 1 CPOP Unit, at any time on or after March 5, 2025 for the Series 2 CPOP Unit, and at any time on or after March 17, 2027 for the Series 3 CPOP Unit (the “Company Conversion Right”), in each case, into OP Units on a one-for-one basis per Series 1 CPOP Unit, into 0.7722 OP Unit per Series 2 CPOP Unit and into OP Units on a one-for-one basis per Series 3 CPOP Unit. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis (the “Subsequent Redemption Right”).

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

13.    Incentive Award Plan
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
    As of December 31, 2022, a total of 1,661,609 shares of common stock, LTIP units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
LTIP Units and Performance Units
LTIP units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP units and Performance Units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events more fully described in the Operating Partnership’s partnership agreement (“book-up events”), the LTIP units and Performance Units can over time achieve full parity with OP Units for all purposes. If such parity is reached, vested LTIP units and vested Performance Units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. Performance Units that have not vested receive a quarterly per-unit distribution equal to 10% of the per-unit distribution paid on OP Units. Vested Performance Units and LTIP units, whether vested or not, receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock.

The compensation committee grants awards to the Company’s named executive officers (the “NEOs”) on an annual basis in the form of LTIP units and Performance units, typically towards the end of each year. In 2022, 2021 and 2020, the compensation committee granted the NEOs a combined 167,221, 93,030, and 121,112 LTIP units that are subject to time-based vesting conditions (each an annual “LTIP Award”) and a combined 673,188, 366,004, and 476,915 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (each an annual “Performance Award”).
    2022, 2021 and 2020 LTIP Unit Awards
    Each of the 2022, 2021 and 2020 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense is recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2022 LTIP Award	2021 LTIP Award	2020 LTIP Award
Valuation date	November 8, 2022	December 23, 2021	December 22, 2020
Closing share price of common stock	$53.94	$77.50	$48.58
Discount for post-vesting restrictions and book-up events	7.4%	7.8%	7.6%
Grant date fair value (in thousands)	$8,353	$6,648	$5,437
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	298,412	$34.26
Granted	157,404	$45.86
Forfeited	(22,795)	$38.89
Vested	(196,375)	$34.31
Balance at December 31, 2020	236,646	$41.49
Granted	148,533	$62.45
Vested	(145,470)	$40.65
Balance at December 31, 2021	239,709	$54.99
Granted	215,058	$54.14
Vested	(141,716)	$54.04
Balance at December 31, 2022	313,051	$54.84
2022, 2021 and 2020 Performance Unit Awards
    Each of the 2022, 2021 and 2020 Performance Awards are comprised of a number of units designated as base units and a number of units designated as distribution equivalents, which are further described below:
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
    The following table summarizes the total number of base units and distribution equivalent units awarded to the executives for each of the Performance Awards:

	Absolute TSR Base Units(1)	Relative TSR Base Units(1)	FFO Per-Share Base Units(1)	Distribution Equivalent Units	Total Performance Units
2022 Performance Award	204,394	204,394	204,394	60,006	673,188
2021 Performance Award	113,871	113,871	113,871	24,391	366,004
2020 Performance Award	148,030	148,030	148,027	32,828	476,915
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
    The following table summarizes the performance levels and vesting percentages for the Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units, and the three-year performance period for each of the Performance Unit awards:

		Absolute TSR Base Units		Relative TSR Base Units		FFO Per-Share Base Units
	Performance Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage	FFO per Share Growth	FFO Vesting Percentage	Three-Year Performance Period
2022 Award		<18%	—%	< 35th Percentile	—%	< 10%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	10%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	14%	33.4%	See Note (1)
	“ High Level”	30%	66.7%	75th Percentile	66.7%	18%	66.7%
	“Maximum Level”	≥40%	100%	≥ 90th Percentile	100%	≥24%	100%

2021 Award		< 18%	—%	< 35th Percentile	—%	< 10%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	10%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	14%	33.4%	See Note (2)
	“ High Level”	30%	66.7%	75th Percentile	66.7%	18%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥ 24%	100%

2020 Award		< 18%	—%	< 35th Percentile	—%	< 12%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	12%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	16.5%	33.4%	See Note (3)
	“ High Level”	30%	66.7%	75th Percentile	66.7%	21%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥ 26%	100%
(1)The performance period for the 2022 Market Performance Award is November 8, 2022 through November 7, 2025, and the performance period for the 2022 FFO Per-Share Award is January 1, 2023 through December 31, 2025.
(2)The performance period for the 2021 Market Performance Award is December 23, 2021 through December 22, 2024, and the performance period for the 2021 FFO Per-Share Award is January 1, 2022 through December 31, 2024.
(3)The performance period for the 2020 Market Performance Award is December 22, 2020 through December 21, 2023, and the performance period for the 2020 FFO Per-Share Award is January 1, 2021 through December 31, 2023.
If the Company’s TSR percentage, peer group relative performance or FFO per share growth falls between the levels specified in the tables above, the percentage of Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units that vest will be determined using straight-line interpolation between such levels.

    Fair Value of Awards With Market-Based Vesting Conditions
    The grant date fair value of each of the 2022, 2021 and 2020 Market Performance Awards is based on the sum of the following: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The grant date fair value of each of these awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations, to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
    The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the awards with market-based vesting conditions.

	2022 Market Performance Award	2021 Market Performance Award	2020 Market Performance Award
Valuation date	November 8, 2022	December 23, 2021	December 22, 2020
Expected share price volatility for the Company	34.0%	31.0%	31.0%
Expected share price volatility for peer group companies - low end of range(1)	18.0%	17.0%	17.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
Expected dividend yield	1.90%	1.70%	1.90%
Risk-free interest rate	4.57%	0.98%	0.19%
Grant date fair value (in thousands)	$11,869	$8,962	$6,928
(1)For the 2022 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 47.0% and 50.6%, respectively. For the 2021 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 45.0% and 47.9%, respectively. For the 2020 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 45.0% and 47.4%, respectively.
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
Fair Value of Awards with Performance-Based Vesting Conditions
    The grant date fair value of the 2022 FFO Per-Share Award is $3.7 million, which is based on the Company’s closing stock price on the grant date ($53.94 on November 8, 2022) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2021 FFO Per-Share Award is $2.9 million, which is based on the Company’s closing stock price on the grant date ($77.50 on December 23, 2021) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2020 FFO Per-Share Award is $2.4 million, which is based on the Company’s closing stock price preceding the grant date ($48.58 on December 22, 2020) and the achievement of FFO per-share performance at the target level.
    Compensation cost for the 2022, 2021 and 2020 FFO Per-Share Awards will reflect the number of units that are expected to vest based on the probable outcome of the performance condition and will be adjusted to reflect those units that ultimately vest at the end of the three-year performance period.
2019, 2018 and 2017 Performance Award Vestings
On December 31, 2022, the three-year performance period for the 2019 performance award ended and it was determined that the Company’s TSR percentage was achieved above the target level and the TSR peer group relative performance and FFO growth both exceeded the maximum level. Based on these results, the compensation committee certified that 231,453 Performance Units were earned and vested.
On December 31, 2021, the three-year performance period for the 2018 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 170,413 Performance Units were earned and vested.
On December 14, 2020, the three-year performance period for the 2017 performance award ended and it was determined that both the Company’s TSR percentage and peer group relative performance exceeded the maximum level. Based on these results, the compensation committee certified that 184,502 vested Performance Units were earned and vested.
    Restricted Common Stock
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company typically other than NEOs, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service.  Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends. During the years ended December 31, 2022, 2021 and 2020, we granted 120,662, 120,734 and 107,648 shares, respectively, of restricted common stock to non-executive employees. The grant date fair value of these awards was $8.3 million, $5.6 million and $5.0 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $52.97 and $76.55 per share, $48.14 to $62.19 per share and $39.71 to $50.18 per share, for the years ended December 31, 2022, 2021 and 2020, respectively.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service.  These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the years ended December 31, 2022, 2021 and 2020, each of our non-employee directors were granted 2,387, 1,873 and 2,507 shares of restricted common stock with a grant date fair value of $139,998, $109,964 and $100,000 based on the $58.65, $58.71 and $39.88 closing share price, respectively, of the Company’s common stock on the date of grant.
The following table sets forth our unvested restricted stock activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2019	212,545	$29.64
Granted	126,865	$45.94
Forfeited	(16,128)	$37.25
Vested(1)(2)	(90,383)	$28.50
Balance at December 31, 2020	232,899	$38.43
Granted	132,537	$50.62
Forfeited	(23,763)	$42.69
Vested(1)(2)	(92,494)	$35.45
Balance at December 31, 2021	249,179	$45.62
Granted	134,984	$67.98
Forfeited	(11,442)	$56.24
Vested(1)(2)	(98,305)	$43.55
Balance at December 31, 2022	274,416	$56.92
(1)The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $6.6 million, $4.6 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Total shares vested include 31,576, 29,305 and 27,473 shares of common stock that were tendered by employees during the years ended December 31, 2022, 2021 and 2020, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    Share-Based Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Expensed share-based compensation(1)	$28,426	$19,506	$12,871
Capitalized share-based compensation(2)	610	357	223
Total share-based compensation	$29,036	$19,863	$13,094
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)Amounts capitalized relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets.
During the years ended December 31, 2022, 2021 and 2020, Messrs. Schwimmer and Frankel’s elected to receive their annual bonuses partly in cash and partly in LTIP units. Accordingly, on January 17, 2023, January 18, 2022 and January 27, 2021, at the same time the cash annual bonuses were paid to executives, Messrs. Schwimmer and Frankel were each granted 19,367, 12,824 and 15,288 fully-vested LTIP Units for the years ended December 31, 2022, 2021 and 2020, respectively. Share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 includes $2.3 million, $1.9 million and $1.5 million, respectively, for the portion of Messrs. Schwimmer and Frankel’s accrued bonuses that were settled with these fully-vested LTIP Units.
    As of December 31, 2022, total unrecognized compensation cost related to all unvested share-based awards was $54.4 million and is expected to be recognized over a weighted average remaining period of 27 months.

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$177,157	$136,246	$80,895
Less: Preferred stock dividends	(9,258)	(12,563)	(14,545)
Less: Original issuance costs of redeemed preferred stock	—	(3,349)	—
Less: Net income attributable to noncontrolling interests	(9,573)	(8,005)	(4,492)
Less: Net income attributable to participating securities	(845)	(568)	(509)
Net income attributable to common stockholders	$157,481	$111,761	$61,349

Denominator:
Weighted average shares of common stock outstanding - basic	170,467,365	139,294,882	120,873,624
Effect of dilutive securities	510,907	780,807	304,686
Weighted average shares of common stock outstanding - diluted	170,978,272	140,075,689	121,178,310

Earnings per share - Basic
Net income attributable to common stockholders	$0.92	$0.80	$0.51
Earnings per share - Diluted
Net income attributable to common stockholders	$0.92	$0.80	$0.51
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
    We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above.

15.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to December 31, 2022:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)(1)
16752 Armstrong Avenue	Orange County - Airport	1/6/2023	81,600	1	$40,000
10545 Production Avenue	San Bernardino - Inland Empire West	1/30/2023	1,101,840	1	365,000
Total			1,183,440	2	$405,000
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs.

Dividends Declared
    On February 6, 2023, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.380	March 31, 2023	April 17, 2023
OP Units	$0.380	March 31, 2023	April 17, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2023	March 31, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2023	March 31, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2023	March 31, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2023	March 31, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 15, 2023	March 31, 2023

Partial Settlement of 2022 Forward Offering Sale Agreements
In January 2023, we partially settled the outstanding 2022 Forward Offering Sale Agreements by issuing 7,617,013 shares of common stock in exchange for net proceeds of $425.0 million, based on a weighted average forward price of $55.80 per share at settlement.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	$—	(4)	$3,875	$2,407	$10,078	$3,875	$12,485	$16,360	$(8,386)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	—	(4)	4,150	3,050	10,151	4,150	13,201	17,351	(8,313)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	—		2,317	2,534	1,090	2,317	3,624	5,941	(2,639)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	—	(4)	868	—	4,929	868	4,929	5,797	(2,356)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	—		2,539	2,020	3,656	2,539	5,676	8,215	(3,680)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	—	(4)	6,817	6,089	2,334	6,817	8,423	15,240	(5,145)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	—		2,525	3,380	7,151	2,525	10,531	13,056	(5,788)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	—		2,666	3,343	3,908	2,666	7,251	9,917	(4,257)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	—		2,346	4,522	2,803	2,346	7,325	9,671	(4,587)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	—		4,711	3,199	3,995	4,711	7,194	11,905	(2,737)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	—		1,784	2,974	2,173	1,784	5,147	6,931	(3,187)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	—		3,740	260	7,228	3,740	7,488	11,228	(3,162)	1982 / 2009	2006
15715 Arrow Highway	Irwindale, CA	—	(4)	3,604	5,056	81	3,604	5,137	8,741	(3,060)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	—		5,470	7,308	5,049	5,470	12,357	17,827	(7,710)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	—		5,001	7,658	4,264	5,001	11,922	16,923	(7,777)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	—		3,473	5,119	2,060	3,473	7,179	10,652	(4,189)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	—		3,647	11,867	3,394	3,647	15,261	18,908	(9,686)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	—		3,013	2,161	1,091	3,013	3,252	6,265	(1,316)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	—		6,304	2,996	5,642	6,304	8,638	14,942	(5,122)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	—		7,015	7,078	1,802	7,015	8,880	15,895	(4,950)	1961, 1983 / 2008-2010	2007
9220-9268 Hall Rd.	Downey, CA	—		6,974	2,902	753	6,974	3,655	10,629	(1,971)	2008	2009

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	—	4,213	5,584	933	2,678	4,661	7,339	(2,683)	1989 / 2007	2008
3720-3750 W. Warner Ave.	Santa Ana, CA	—	3,028	1,058	1,098	3,028	2,156	5,184	(1,305)	1973 / 2008	2007
6750 Unit C - 6780 Central Ave.	Riverside, CA	—	1,564	584	677	678	1,014	1,692	(642)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	—	3,092	1,900	753	3,092	2,653	5,745	(1,025)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	—	4,298	5,075	2,304	4,298	7,379	11,677	(2,864)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	—	3,481	3,530	188	3,481	3,718	7,199	(1,588)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	—	4,179	5,358	2,388	4,179	7,746	11,925	(1,792)	1973 / 2022	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	—	1,582	1,856	1,029	1,582	2,885	4,467	(736)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	—	3,158	4,860	1,569	3,158	6,429	9,587	(2,685)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	—	3,608	2,699	786	3,608	3,485	7,093	(1,438)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	—	3,253	1,605	766	3,253	2,371	5,624	(1,036)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	—	3,720	2,641	780	3,720	3,421	7,141	(1,419)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	—	1,396	925	195	1,396	1,120	2,516	(436)	1986	2011
1400 S. Campus Ave.	Ontario, CA	—	3,266	2,961	10	3,266	2,971	6,237	(1,748)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	—	4,096	1,570	272	4,096	1,842	5,938	(636)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	—	3,082	6,230	1,186	3,082	7,416	10,498	(2,904)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	—	17,978	39,471	4,690	17,978	44,161	62,139	(15,918)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	—	3,043	2,550	3,884	3,043	6,434	9,477	(2,593)	1975 / 1995	2013
8101-8117 Orion Ave.	Van Nuys, CA	—	1,389	3,872	719	1,389	4,591	5,980	(1,819)	1978	2013
18310-18330 Oxnard St.	Tarzana, CA	—	2,497	5,494	1,747	2,497	7,241	9,738	(2,660)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	1,935	4,582	5,135	3,093	4,582	8,228	12,810	(3,095)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	—	8,001	17,734	210	8,001	17,944	25,945	(5,968)	1983	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
2950 Madera Rd.	Simi Valley, CA	—	(4)	3,601	8,033	2	3,601	8,035	11,636	(2,745)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	—		1,517	1,833	1,289	1,517	3,122	4,639	(1,193)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	—		3,117	1,894	2,452	3,117	4,346	7,463	(1,224)	1972 / 2015, 2019	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	—		2,260	6,043	869	2,260	6,912	9,172	(2,747)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	—		2,428	4,271	6,053	2,428	10,324	12,752	(2,651)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	—		2,315	1,553	2,080	2,315	3,633	5,948	(1,154)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	—		7,935	10,525	342	7,935	10,867	18,802	(3,614)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	—		6,373	7,356	550	6,373	7,906	14,279	(2,902)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	—		2,181	4,012	418	2,181	4,430	6,611	(1,591)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	—		9,305	2,115	4,483	9,305	6,598	15,903	(2,237)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	—		3,725	6,145	469	3,725	6,614	10,339	(2,366)	2001	2014
9755 Distribution Ave.	San Diego, CA	—		1,863	3,211	89	1,863	3,300	5,163	(1,152)	1974	2014
9855 Distribution Ave	San Diego, CA	—		2,733	5,041	799	2,733	5,840	8,573	(1,810)	1983	2014
9340 Cabot Drive	San Diego, CA	—		4,311	6,126	1,130	4,311	7,256	11,567	(2,478)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	—		2,413	3,451	302	2,413	3,753	6,166	(1,262)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	—		4,423	6,799	600	4,423	7,399	11,822	(2,708)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	—		5,125	5,009	1,297	5,125	6,306	11,431	(2,233)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	—		5,240	5,065	1,800	5,240	6,865	12,105	(2,662)	1987	2014
3880 West Valley Blvd.	Pomona, CA	—		3,982	4,796	3,599	3,982	8,395	12,377	(2,787)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	—		7,638	4,946	8,533	7,638	13,479	21,117	(3,746)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	—		3,761	6,729	3,489	3,761	10,218	13,979	(3,089)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	—		7,230	9,058	3,534	7,230	12,592	19,822	(4,158)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	—		4,773	5,970	1,065	4,773	7,035	11,808	(2,474)	1988	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
605 8th Street	San Fernando, CA	—	2,393	2,742	1,744	2,393	4,486	6,879	(1,373)	1991 / 2015, 2020	2014
9120 Mason Ave.	Chatsworth, CA	—	9,224	19,346	817	9,224	20,163	29,387	(6,163)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	—	8,495	15,948	2,604	8,495	18,552	27,047	(5,599)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	—	1,723	4,767	1,622	1,723	6,389	8,112	(1,799)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	—	3,505	5,237	1,726	3,505	6,963	10,468	(2,182)	1989	2014
13231 Slover Avenue	Fontana, CA	—	2,812	4,739	1,153	2,812	5,892	8,704	(1,757)	1990	2014
240 W Ivy Avenue	Inglewood, CA	—	2,064	3,675	4,235	2,064	7,910	9,974	(2,167)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	—	2,616	8,311	1,564	2,616	9,875	12,491	(3,438)	1988	2014
1800 Eastman Ave.	Oxnard, CA	—	842	2,209	81	842	2,290	3,132	(827)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	—	1,128	2,726	604	1,128	3,330	4,458	(1,322)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	—	3,487	9,589	921	3,487	10,510	13,997	(3,477)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	—	3,478	7,834	639	3,478	8,473	11,951	(2,704)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	—	10,805	18,426	3,127	10,805	21,553	32,358	(7,385)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	—	5,462	6,678	418	5,462	7,096	12,558	(2,055)	1997	2015
8902-8940 Activity Road	San Diego, CA	—	9,427	8,103	2,080	9,427	10,183	19,610	(3,559)	1987 / 1997	2015
1210 N Red Gum St.	Anaheim, CA	—	3,326	4,020	1,512	3,326	5,532	8,858	(1,584)	1985 / 2020	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	—	8,508	1,134	11,730	8,508	12,864	21,372	(324)	1975	2015
16221 Arthur St.	Cerritos, CA	—	2,979	3,204	1,828	2,979	5,032	8,011	(1,186)	1979 / 2021	2015
2588 & 2605 Industry Way	Lynwood, CA	—	8,738	9,415	—	8,738	9,415	18,153	(3,102)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	—	4,010	3,050	117	4,010	3,167	7,177	(1,067)	1997	2015
6700 S Alameda St.	Huntington Park, CA	—	3,502	9,279	273	3,502	9,552	13,054	(3,329)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	—	6,902	8,949	910	6,902	9,859	16,761	(3,665)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	—	3,446	1,241	448	3,446	1,689	5,135	(610)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	—	3,310	5,806	2,254	3,310	8,060	11,370	(2,885)	1985	2015

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	—	3,357	3,527	190	3,357	3,717	7,074	(1,188)	2004	2015
6020 Sheila St.	Commerce, CA	—	4,590	7,772	595	4,590	8,367	12,957	(2,509)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	—	3,503	3,204	1,400	3,503	4,604	8,107	(1,615)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	—	3,087	4,081	453	3,087	4,534	7,621	(1,322)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	—	5,479	7,036	1,338	5,479	8,374	13,853	(2,864)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	—	10,038	4,380	4,189	10,038	8,569	18,607	(2,823)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	—	3,481	776	1,168	3,481	1,944	5,425	(571)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	—	7,988	8,728	5	7,988	8,733	16,721	(2,660)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	—	4,038	4,055	1,030	4,038	5,085	9,123	(1,685)	1986	2016
28454 Livingston Avenue	Valencia, CA	—	5,150	9,666	393	5,150	10,059	15,209	(2,872)	2007	2016
20 Icon	Lake Forest, CA	—	12,576	8,817	325	12,576	9,142	21,718	(3,462)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	—	18,803	6,029	1,284	18,803	7,313	26,116	(2,034)	1976	2016
12131 Western Avenue	Garden Grove, CA	—	15,077	11,149	4,861	15,077	16,010	31,087	(4,335)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	—	13,724	9,365	633	13,724	9,998	23,722	(2,957)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	—	7,855	12,056	19	7,855	12,075	19,930	(3,368)	2015	2016
11127 Catawba Avenue	Fontana, CA	—	5,562	8,094	4	5,562	8,098	13,660	(2,269)	2015	2016
13550 Stowe Drive	Poway, CA	—	9,126	8,043	—	9,126	8,043	17,169	(2,587)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	—	4,433	2,961	1,353	4,433	4,314	8,747	(1,364)	1975	2016
525 Park Avenue	San Fernando, CA	—	3,830	3,887	213	3,830	4,100	7,930	(1,203)	2003	2016
3233 Mission Oaks Blvd.	Camarillo, CA	—	13,791	10,017	14,991	13,791	25,008	38,799	(6,085)	1980-1982 / 2014, 2018, 2019	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	—	26,659	12,673	5,465	26,659	18,138	44,797	(5,679)	1968/1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	—	13,463	1,680	17,063	13,463	18,743	32,206	(3,770)	1969 / 2018	2016
301-445 Figueroa Street	Wilmington, CA	—	7,126	5,728	5,136	7,126	10,864	17,990	(2,390)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	—	12,642	14,179	3	12,642	14,182	26,824	(4,187)	1997 / 2003	2016

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9190 Activity Road	San Diego, CA	—	8,497	5,622	738	8,497	6,360	14,857	(2,109)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	—	10,620	6,510	18,497	10,620	25,007	35,627	(2,528)	1999 / 2018, 2022	2017
2390 Ward Avenue	Simi Valley, CA	—	5,624	10,045	1,292	5,624	11,337	16,961	(3,206)	1989	2017
Safari Business Center(5)	Ontario, CA	—	50,807	86,065	9,487	50,807	95,552	146,359	(24,678)	1989	2017
4175 Conant Street	Long Beach, CA	—	13,785	13,440	—	13,785	13,440	27,225	(3,405)	2015	2017
5421 Argosy Avenue	Huntington Beach, CA	—	3,577	1,490	2	3,577	1,492	5,069	(583)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	—	22,938	6,738	1,142	22,938	7,880	30,818	(2,098)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	—	11,980	14,439	3,150	11,980	17,589	29,569	(5,031)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	—	7,988	5,472	975	7,988	6,447	14,435	(1,388)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	—	121,329	86,776	14,739	121,329	101,515	222,844	(22,941)	1989 / 2021	2017
11190 White Birch Drive	Rancho Cucamonga, CA	—	9,405	9,840	692	9,405	10,532	19,937	(2,592)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	—	5,330	8,856	9	5,330	8,865	14,195	(1,982)	2016	2017
1825 Soto Street	Los Angeles, CA	—	2,129	1,315	212	2,129	1,527	3,656	(349)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	—	3,524	357	5	3,524	362	3,886	(144)	1957	2017
13225 Western Avenue	Gardena, CA	—	1,918	355	363	1,918	718	2,636	(155)	1955	2017
15401 Figueroa Street	Los Angeles, CA	—	3,255	1,248	787	3,255	2,035	5,290	(424)	1964 / 2018	2017
8542 Slauson Avenue	Pico Rivera, CA	—	8,681	576	1,089	8,681	1,665	10,346	(514)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	—	37,035	15,120	275	37,035	15,395	52,430	(3,118)	2017	2017
302 Rockefeller Avenue	Ontario, CA	—	6,859	7,185	255	6,859	7,440	14,299	(1,558)	2000	2017
4355 Brickell Street	Ontario, CA	—	7,295	5,616	71	7,295	5,687	12,982	(1,361)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	—	11,691	8,290	1,973	11,691	10,263	21,954	(2,352)	1967	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
8315 Hanan Way	Pico Rivera, CA	—	8,714	4,751	180	8,714	4,931	13,645	(1,095)	1976	2017
13971 Norton Avenue	Chino, CA	—	5,293	6,377	174	5,293	6,551	11,844	(1,501)	1990	2018
1900 Proforma Avenue	Ontario, CA	—	10,214	5,127	1,084	10,214	6,211	16,425	(1,928)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	—	9,927	6,948	506	9,927	7,454	17,381	(1,538)	1985	2018
4039 Calle Platino	Oceanside, CA	—	9,476	11,394	830	9,476	12,224	21,700	(2,576)	1991	2018
851 Lawrence Drive	Thousand Oaks, CA	—	6,717	—	13,397	6,717	13,397	20,114	(904)	1968 / 2021	2018
1581 North Main Street	Orange, CA	—	4,230	3,313	44	4,230	3,357	7,587	(680)	1994	2018
1580 West Carson Street	Long Beach, CA	—	5,252	2,496	2,197	5,252	4,693	9,945	(864)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	—	6,307	6,573	355	6,307	6,928	13,235	(1,515)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	—	3,583	2,430	233	3,583	2,663	6,246	(536)	1979	2018
5300 Sheila Street	Commerce, CA	—	90,568	54,086	218	90,568	54,304	144,872	(11,472)	1975	2018
15777 Gateway Circle	Tustin, CA	—	3,815	4,292	40	3,815	4,332	8,147	(806)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	—	3,670	2,263	4,754	3,670	7,017	10,687	(1,182)	2018	2018
3100 Fujita Street	Torrance, CA	—	7,723	5,649	206	7,723	5,855	13,578	(1,258)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	—	10,762	1,567	2,914	10,762	4,481	15,243	(230)	1956	2018
1420 McKinley Avenue	Compton, CA	—	17,053	13,605	143	17,053	13,748	30,801	(2,662)	2017	2018
12154 Montague Street	Pacoima, CA	—	10,114	12,767	943	10,114	13,710	23,824	(2,289)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	—	5,646	4,966	269	5,646	5,235	10,881	(983)	1999	2018
29003 Avenue Sherman	Valencia, CA	—	3,094	6,467	1,826	3,094	8,293	11,387	(1,017)	2000 / 2019	2018
16121 Carmenita Road	Cerritos, CA	—	10,013	3,279	3,724	10,013	7,003	17,016	(981)	1969/1983, 2020	2018
1332-1340 Rocky Point Drive	Oceanside, CA	—	3,816	6,148	511	3,816	6,659	10,475	(1,130)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	—	10,545	11,859	113	10,545	11,972	22,517	(2,252)	2017	2018
263-321 Gardena Boulevard	Carson, CA	—	14,302	1,960	199	14,302	2,159	16,461	(719)	1977 - 1982	2018
9200 Mason Avenue	Chatsworth, CA	—	4,887	4,080	—	4,887	4,080	8,967	(742)	1968	2018
9230 Mason Avenue	Chatsworth, CA	—	4,454	955	—	4,454	955	5,409	(257)	1974	2018
9250 Mason Avenue	Chatsworth, CA	—	4,034	2,464	—	4,034	2,464	6,498	(483)	1977	2018
9171 Oso Avenue	Chatsworth, CA	—	5,647	2,801	—	5,647	2,801	8,448	(609)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	—	11,414	2,502	452	11,414	2,954	14,368	(632)	1973	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
6100 Sheila Street	Commerce, CA	—	11,789	5,214	1,521	11,789	6,735	18,524	(1,480)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	—	12,191	7,489	330	12,191	7,819	20,010	(1,407)	1971	2018
12821 Knott Street	Garden Grove, CA	—	17,896	2,824	16,406	17,896	19,230	37,126	—	1971	2019
28510 Industry Drive	Valencia, CA	—	2,395	5,466	126	2,395	5,592	7,987	(884)	2017	2019
Conejo Spectrum Business Park	Thousand Oaks, CA	—	38,877	64,721	1,860	38,877	66,581	105,458	(10,393)	2018 / 2020	2019
2455 Ash Street	Vista, CA	—	4,273	1,966	219	4,273	2,185	6,458	(506)	1990	2019
25413 Rye Canyon Road	Santa Clarita, CA	—	3,245	2,352	2,166	3,245	4,518	7,763	(569)	1981	2019
1515 15th Street	Los Angeles, CA	—	23,363	5,208	2,424	23,363	7,632	30,995	(979)	1977	2019
13890 Nelson Avenue	City of Industry, CA	—	25,642	14,616	119	25,642	14,735	40,377	(2,377)	1982	2019
445-449 Freedom Avenue	Orange, CA	—	9,084	8,286	503	9,084	8,789	17,873	(1,395)	1980	2019
2270 Camino Vida Roble	Carlsbad, CA	—	8,102	8,179	2,926	8,102	11,105	19,207	(2,184)	1981	2019
980 Rancheros Drive	San Marcos, CA	—	2,901	4,245	255	2,901	4,500	7,401	(722)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	—	19,556	9,567	896	19,556	10,463	30,019	(1,652)	1989	2019
1150 Aviation Place	San Fernando, CA	—	18,989	10,067	37	18,989	10,104	29,093	(1,813)	1989	2019
1175 Aviation Place	San Fernando, CA	—	12,367	4,858	138	12,367	4,996	17,363	(922)	1989	2019
1245 Aviation Place	San Fernando, CA	—	16,407	9,572	32	16,407	9,604	26,011	(1,629)	1989	2019
635 8th Street	San Fernando, CA	—	8,787	5,922	2,037	8,787	7,959	16,746	(847)	1989	2019
10015 Waples Court	San Diego, CA	—	12,280	9,198	5,463	12,280	14,661	26,941	(1,439)	1988 / 2020	2019
19100 Susana Road	Rancho Dominguez, CA	—	11,576	2,265	381	11,576	2,646	14,222	(561)	1956	2019
15385 Oxnard Street	Van Nuys, CA	—	11,782	5,212	204	11,782	5,416	17,198	(868)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	—	6,718	543	72	6,718	615	7,333	(218)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	—	19,075	8,061	262	19,075	8,323	27,398	(1,495)	1999	2019
Limonite Ave. & Archibald Ave.	Eastvale, CA	—	23,848	—	31,554	23,848	31,554	55,402	(2,840)	2020	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
3340 San Fernando Road	Los Angeles, CA	—	2,885	147	(115)	2,770	147	2,917	(63)	N/A	2019
5725 Eastgate Drive	San Diego, CA	—	6,543	1,732	332	6,543	2,064	8,607	(453)	1995	2019
18115 Main Street	Carson, CA	—	7,142	776	194	7,142	970	8,112	(216)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	—	15,997	3,036	4	15,997	3,040	19,037	(509)	1957	2019
1402 Avenida Del Oro	Oceanside, CA	—	33,006	34,439	39	33,006	34,478	67,484	(5,311)	2016	2019
9607-9623 Imperial Highway	Downey, CA	—	9,766	865	1,669	9,766	2,534	12,300	(389)	1974	2019
12200 Bellflower Boulevard	Downey, CA	—	14,960	2,057	425	14,960	2,482	17,442	(482)	1955	2019
Storm Parkway	Torrance, CA	—	42,178	21,987	647	42,178	22,634	64,812	(3,262)	1982 - 2008	2019
2328 Teller Road	Newbury Park, CA	—	8,330	14,304	1,425	8,330	15,729	24,059	(2,320)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	—	27,809	11,454	730	27,809	12,184	39,993	(1,854)	1962 - 1977	2019
750 Manville Street	Compton, CA	—	8,283	2,784	357	8,283	3,141	11,424	(467)	1977	2019
8985 Crestmar Point	San Diego, CA	—	6,990	1,350	530	6,990	1,880	8,870	(384)	1988	2019
404-430 Berry Way	Brea, CA	—	21,047	4,566	1,626	21,047	6,192	27,239	(1,074)	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	—	7,364	—	10,880	7,364	10,880	18,244	(74)	1956 / 2022	2019
508 East E Street	Wilmington, CA	—	10,742	4,380	97	10,742	4,477	15,219	(659)	1988	2019
12752-12822 Monarch Street	Garden Grove, CA	—	29,404	4,262	13,182	29,404	17,444	46,848	(655)	1971	2019
1601 Mission Blvd.	Pomona, CA	—	67,623	18,962	298	67,623	19,260	86,883	(3,429)	1952	2019
2757 Del Amo Blvd.	Rancho Dominguez, CA	—	10,035	2,073	136	10,035	2,209	12,244	(405)	1967	2019
18250 Euclid Street	Fountain Valley, CA	—	11,116	3,201	—	11,116	3,201	14,317	(451)	1974	2019
701-751 Kingshill Place	Carson, CA	7,100	23,016	10,344	3,897	23,016	14,241	37,257	(1,573)	1979 / 2020	2020
2601-2641 Manhattan Beach Blvd	Redondo Beach, CA	3,832	30,333	9,427	5,288	30,333	14,715	45,048	(1,615)	1978	2020
2410-2420 Santa Fe Avenue	Redondo Beach, CA	10,300	24,310	13,128	6	24,310	13,134	37,444	(1,556)	1977	2020
11600 Los Nietos Road	Santa Fe Springs, CA	2,462	12,033	4,666	6,165	12,033	10,831	22,864	(274)	1976 / 2022	2020
5160 Richton Street	Montclair, CA	4,153	7,199	8,203	817	7,199	9,020	16,219	(1,073)	2004	2020
2205 126th Street	Hawthorne, CA	5,200	11,407	6,834	747	11,407	7,581	18,988	(1,072)	1998	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
11832-11954 La Cienega Blvd	Hawthorne, CA	3,928	13,625	5,721	876	13,625	6,597	20,222	(963)	1999	2020
7612-7642 Woodwind Drive	Huntington Beach, CA	3,712	10,634	2,901	133	10,634	3,034	13,668	(420)	2001	2020
960-970 Knox Street	Torrance, CA	2,307	7,324	2,380	1,174	7,324	3,554	10,878	(470)	1976	2020
25781 Atlantic Ocean Drive	Lake Forest, CA	—	4,358	1,067	831	4,358	1,898	6,256	(175)	1996	2020
720-750 Vernon Avenue	Azusa, CA	—	14,088	1,638	4	14,088	1,642	15,730	(332)	1950	2020
6687 Flotilla Street	Commerce, CA	—	14,501	6,053	445	14,501	6,498	20,999	(745)	1956	2020
1055 Sandhill Avenue	Carson, CA	—	11,970	—	6,557	11,970	6,557	18,527	—	1973	2020
22895 Eastpark Drive	Yorba Linda, CA	2,612	5,337	1,370	—	5,337	1,370	6,707	(200)	1986	2020
8745-8775 Production Avenue	San Diego, CA	—	6,471	1,551	1,590	6,471	3,141	9,612	(405)	1974 / 2021	2020
15850 Slover Avenue	Fontana, CA	—	3,634	6,452	55	3,634	6,507	10,141	(643)	2020	2020
15650-15700 Avalon Blvd	Los Angeles, CA	—	22,353	5,988	9,241	22,353	15,229	37,582	(307)	1962 - 1978 / 2022	2020
11308-11350 Penrose Street	Sun Valley, CA	—	15,884	11,169	321	15,884	11,490	27,374	(1,239)	1974	2020
11076-11078 Fleetwood Street	Sun Valley, CA	—	3,217	1,446	1,143	3,217	2,589	5,806	(202)	1974	2020
12133 Greenstone Avenue	Santa Fe Springs, CA	—	5,900	891	5,486	5,900	6,377	12,277	(34)	1967	2020
12772 San Fernando Road	Sylmar, CA	—	17,302	3,832	894	17,302	4,726	22,028	(454)	1964 / 2013	2020
15601 Avalon Blvd	Los Angeles, CA	—	15,776	—	13,235	15,776	13,235	29,011	—	1984	2020
Gateway Pointe	Whittier, CA	—	132,659	154,250	1,150	132,659	155,400	288,059	(12,750)	2005 - 2006	2020
13943-13955 Balboa Blvd	Sylmar, CA	14,965	26,795	18,484	1,942	26,795	20,426	47,221	(1,747)	2000	2020
Van Nuys Airport Industrial Center	Van Nuys, CA	—	91,894	58,625	2,262	91,894	60,887	152,781	(5,322)	1961 - 2007	2020
4039 State Street	Montclair, CA	—	12,829	15,485	72	12,829	15,557	28,386	(1,319)	2020	2020
10156 Live Oak Avenue	Fontana, CA	—	19,779	27,186	838	19,779	28,024	47,803	(2,202)	2020	2020
10694 Tamarind Avenue	Fontana, CA	—	8,878	12,325	190	8,878	12,515	21,393	(1,032)	2020	2020
2520 Baseline Road	Rialto, CA	—	12,513	16,377	172	12,513	16,549	29,062	(1,359)	2020	2020
12211 Greenstone Avenue	Santa Fe Springs, CA	—	15,729	1,636	—	15,729	1,636	17,365	(270)	N/A	2020
East 27th Street	Los Angeles, CA	—	40,332	21,842	431	40,332	22,273	62,605	(2,037)	1961 - 2004	2020
2750 Alameda Street	Los Angeles, CA	—	24,644	5,771	723	24,644	6,494	31,138	(740)	1961 - 1980	2020
29010 Avenue Paine	Valencia, CA	—	7,401	8,168	976	7,401	9,144	16,545	(728)	2000	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
29010 Commerce Center Drive	Valencia, CA	—	10,499	13,832	3	10,499	13,835	24,334	(1,134)	2002	2020
13369 Valley Blvd	Fontana, CA	—	9,675	10,393	48	9,675	10,441	20,116	(932)	2005	2020
6635 Caballero Blvd	Buena Park, CA	—	14,288	7,919	106	14,288	8,025	22,313	(684)	2003	2020
1235 South Lewis Street	Anaheim, CA	—	16,984	1,519	1,997	16,984	3,516	20,500	(166)	1956 / 2022	2020
15010 Don Julian Road	City of Industry, CA	—	24,017	—	1,871	24,017	1,871	25,888	(4)	1963	2021
5002-5018 Lindsay Court	Chino, CA	—	6,996	5,658	541	6,996	6,199	13,195	(518)	1986	2021
514 East C Street	Los Angeles, CA	—	9,114	1,205	4	9,114	1,209	10,323	(135)	2019	2021
17907-18001 Figueroa Street	Los Angeles, CA	—	18,065	1,829	523	18,065	2,352	20,417	(274)	1954 - 1960	2021
7817 Woodley Avenue	Van Nuys, CA	3,009	5,496	4,615	—	5,496	4,615	10,111	(171)	1974	2021
8888-8992 Balboa Avenue	San Diego, CA	—	20,033	—	3,322	20,033	3,322	23,355	(3)	1967	2021
9920-10020 Pioneer Blvd	Santa Fe Springs, CA	—	21,345	2,118	6,977	21,345	9,095	30,440	—	1973 - 1978	2021
2553 Garfield Avenue	Commerce, CA	—	3,846	649	133	3,846	782	4,628	(102)	1954	2021
6655 East 26th Street	Commerce, CA	—	5,195	1,780	200	5,195	1,980	7,175	(170)	1965	2021
560 Main Street	Orange, CA	—	2,660	432	130	2,660	562	3,222	(71)	1973	2021
4225 Etiwanda Avenue	Jurupa Valley, CA	—	16,287	15,537	104	16,287	15,641	31,928	(1,203)	1998	2021
12118 Bloomfield Avenue	Santa Fe Springs, CA	—	16,809	—	1,392	16,809	1,392	18,201	(4)	1955	2021
256 Alondra Blvd	Carson, CA	—	10,377	371	250	10,377	621	10,998	(99)	1954	2021
19007 Reyes Avenue	Rancho Dominguez, CA	—	16,673	—	2,115	16,673	2,115	18,788	(7)	1969 / 2021	2021
19431 Santa Fe Avenue	Rancho Dominguez, CA	—	10,066	638	788	10,066	1,426	11,492	(48)	1963	2021
4621 Guasti Road	Ontario, CA	—	8,198	5,231	429	8,198	5,660	13,858	(370)	1988	2021
12838 Saticoy Street	North Hollywood, CA	—	25,550	2,185	—	25,550	2,185	27,735	(264)	1954	2021
19951 Mariner Avenue	Torrance, CA	—	17,009	7,674	3	17,009	7,677	24,686	(736)	1986	2021
2425-2535 East 12th Street	Los Angeles, CA	—	48,409	40,756	5,290	48,409	46,046	94,455	(2,645)	1988	2021
29120 Commerce Center Drive	Valencia, CA	—	11,121	15,799	73	11,121	15,872	26,993	(1,026)	2002	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
20304 Alameda Street	Rancho Dominguez, CA	—	11,987	1,663	12	11,987	1,675	13,662	(164)	1974	2021
4181 Ruffin Road	San Diego, CA	—	30,395	3,530	116	30,395	3,646	34,041	(573)	1987	2021
12017 Greenstone Avenue	Santa Fe Springs, CA	—	13,408	205	1,697	13,408	1,902	15,310	(54)	N/A	2021
1901 Via Burton	Fullerton, CA	—	24,461	—	4,137	24,461	4,137	28,598	—	1960	2021
1555 Cucamonga Avenue	Ontario, CA	—	20,153	2,134	55	20,153	2,189	22,342	(279)	1973	2021
1800 Lomita Blvd	Wilmington, CA	—	89,711	542	304	89,711	846	90,557	(107)	N/A	2021
8210-8240 Haskell Avenue	Van Nuys, CA	—	9,219	3,331	3,137	9,219	6,468	15,687	—	1962 - 1964	2021
3100 Lomita Blvd	Torrance, CA	—	124,313	65,282	(1,493)	124,313	63,789	188,102	(4,922)	1967 - 1998	2021
2401-2421 Glassell Street	Orange, CA	—	54,554	16,599	164	54,554	16,763	71,317	(1,555)	1987	2021
2390-2444 American Way	Orange, CA	—	17,214	—	2,454	17,214	2,454	19,668	—	N/A	2021
500 Dupont Avenue	Ontario, CA	—	36,810	26,489	461	36,810	26,950	63,760	(1,432)	1987	2021
1801 St Andrew Place	Santa Ana, CA	—	75,978	24,522	1,793	75,978	26,315	102,293	(1,991)	1987	2021
5772 Jurupa Street	Ontario, CA	—	36,590	20,010	11	36,590	20,021	56,611	(1,138)	1992	2021
2500 Victoria Street	Los Angeles, CA	—	232,902	—	—	232,902	—	232,902	—	N/A	2021
1010 Belmont Street	Ontario, CA	—	9,078	5,751	30	9,078	5,781	14,859	(306)	1987	2021
21515 Western Avenue	Torrance, CA	—	19,280	—	1,422	19,280	1,422	20,702	(1)	1991	2021
12027 Greenstone Avenue	Santa Fe Springs, CA	—	8,952	469	143	8,952	612	9,564	(49)	1975	2021
6027 Eastern Avenue	Commerce, CA	—	23,494	—	2,667	23,494	2,667	26,161	—	1946	2021
340-344 Bonnie Circle	Corona, CA	—	18,044	9,506	4	18,044	9,510	27,554	(483)	1994	2021
14100 Vine Place	Cerritos, CA	—	40,458	8,660	3,573	40,458	12,233	52,691	(448)	1979 / 2022	2021
2280 Ward Avenue	Simi Valley, CA	—	23,301	24,832	5	23,301	24,837	48,138	(1,262)	1995	2021
20481 Crescent Bay Drive	Lake Forest, CA	—	16,164	6,054	3	16,164	6,057	22,221	(312)	1996	2021
334 El Encanto Road	City of Industry, CA	—	9,227	1,272	123	9,227	1,395	10,622	(96)	1960	2021
17031-17037 Green Drive	City of Industry, CA	—	10,781	3,302	76	10,781	3,378	14,159	(184)	1968	2021
13512 Marlay Avenue	Fontana, CA	—	37,018	15,365	160	37,018	15,525	52,543	(744)	1960	2021
14940 Proctor Road	City of Industry, CA	—	28,861	—	70	28,861	70	28,931	—	1962	2021
2800 Casitas Avenue	Los Angeles, CA	—	33,154	10,833	253	33,154	11,086	44,240	(461)	1999	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
4240 190th Street	Torrance, CA	—	67,982	9,882	18	67,982	9,900	77,882	(517)	1966	2021
2391-2393 Bateman Avenue	Irwindale, CA	—	13,363	9,811	—	13,363	9,811	23,174	(397)	2005	2021
1168 Sherborn Street	Corona, CA	—	13,747	9,796	7	13,747	9,803	23,550	(400)	2004	2021
3071 Coronado Street	Anaheim, CA	—	29,862	—	564	29,862	564	30,426	(3)	1973	2021
8911 Aviation Blvd	Los Angeles, CA	—	27,138	4,780	310	27,138	5,090	32,228	(241)	1971	2021
1020 Bixby Drive	City of Industry, CA	—	10,067	6,046	19	10,067	6,065	16,132	(274)	1977	2021
444 Quay Avenue	Los Angeles, CA	—	10,926	—	359	10,926	359	11,285	(4)	1992	2022
18455 Figueroa Street	Los Angeles, CA	—	57,186	7,420	24	57,186	7,444	64,630	(423)	1978	2022
24903 Avenue Kearny	Santa Clarita, CA	—	22,468	34,074	316	22,468	34,390	56,858	(1,195)	1988	2022
19475 Gramercy Place	Torrance, CA	—	9,753	1,678	1,772	9,753	3,450	13,203	(65)	1982 / 2022	2022
14005 Live Oak Avenue	Irwindale, CA	—	20,387	4,324	133	20,387	4,457	24,844	(377)	1992	2022
13700-13738 Slover Avenue	Fontana, CA	—	14,457	—	216	14,457	216	14,673	(2)	1982	2022
Meggitt Simi Valley	Simi Valley, CA	—	32,102	26,338	—	32,102	26,338	58,440	(947)	1984 / 2005	2022
21415-21605 Plummer Street	Chatsworth, CA	—	33,119	4,724	24	33,119	4,748	37,867	(444)	1986	2022
1501-1545 Rio Vista Avenue	Los Angeles, CA	—	16,138	11,951	351	16,138	12,302	28,440	(382)	2003	2022
17011-17027 Central Avenue	Carson, CA	—	22,235	8,241	—	22,235	8,241	30,476	(267)	1979	2022
2843 Benet Road	Oceanside, CA	—	3,459	11,559	—	3,459	11,559	15,018	(347)	1987	2022
14243 Bessemer Street	Van Nuys, CA	—	5,229	1,807	—	5,229	1,807	7,036	(61)	1987	2022
2970 East 50th Street	Vernon, CA	—	—	6,082	—	—	6,082	6,082	(192)	1949	2022
19900 Plummer Street	Chatsworth, CA	—	13,845	890	260	13,845	1,150	14,995	(103)	1983	2022
Long Beach Business Park	Long Beach, CA	—	21,664	2,960	147	21,664	3,107	24,771	(182)	1973 - 1976	2022
13711 Freeway Drive	Santa Fe Springs, CA	—	34,175	892	212	34,175	1,104	35,279	(38)	1963	2022
6245 Providence Way	Eastvale, CA	—	6,075	3,777	—	6,075	3,777	9,852	(133)	2018	2022
7815 Van Nuys Blvd	Panorama City, CA	—	19,837	6,450	48	19,837	6,498	26,335	(211)	1960	2022
13535 Larwin Circle	Santa Fe Springs, CA	—	14,580	2,750	21	14,580	2,771	17,351	(101)	1987	2022
1154 Holt Blvd	Ontario, CA	—	7,222	7,009	12	7,222	7,021	14,243	(188)	2021	2022
900-920 Allen Avenue	Glendale, CA	—	20,499	6,176	—	20,499	6,176	26,675	(180)	1942 - 1995	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1550-1600 Champagne Avenue	Ontario, CA	—	29,768	19,702	10	29,768	19,712	49,480	(509)	1989	2022
10131 Banana Avenue	Fontana, CA	—	25,795	1,248	36	25,795	1,284	27,079	(67)	N/A	2022
2020 Central Avenue	Compton, CA	—	11,402	676	—	11,402	676	12,078	(41)	1972	2022
14200-14220 Arminta Street	Panorama, CA	—	50,184	33,691	—	50,184	33,691	83,875	(846)	2006	2022
1172 Holt Blvd	Ontario, CA	—	9,439	8,504	11	9,439	8,515	17,954	(214)	2021	2022
1500 Raymond Avenue	Fullerton, CA	—	46,117	—	1,832	46,117	1,832	47,949	—	n/a	2022
2400 Marine Avenue	Redondo Beach, CA	—	21,686	7,290	7	21,686	7,297	28,983	(316)	1964	2022
14434-14527 San Pedro Street	Los Angeles, CA	—	50,239	1,985	329	50,239	2,314	52,553	(85)	1971	2022
20900 Normandie Avenue	Torrance, CA	—	26,136	13,942	7	26,136	13,949	40,085	(327)	N/A	2022
15771 Red Hill Avenue	Tustin, CA	—	31,853	8,431	9	31,853	8,440	40,293	(306)	1979 / 2016	2022
14350 Arminta Street	Panorama City, CA	—	5,715	2,880	—	5,715	2,880	8,595	(67)	2006	2022
29125 Avenue Paine	Valencia, CA	—	20,388	24,125	—	20,388	24,125	44,513	(557)	2006	2022
3935-3949 Heritage Oak Court	Simi Valley, CA	—	23,693	33,149	—	23,693	33,149	56,842	(730)	1999	2022
620 Anaheim Street	Los Angeles, CA	—	15,550	2,230	732	15,550	2,962	18,512	(56)	1984	2022
400 Rosecrans Avenue	Gardena, CA	—	8,642	—	349	8,642	349	8,991	—	1967	2022
3547-3555 Voyager Street	Torrance, CA	—	19,809	924	49	19,809	973	20,782	(33)	1986	2022
6996-7044 Bandini Blvd	Commerce, CA	—	39,403	1,574	—	39,403	1,574	40,977	(47)	1968	2022
4325 Etiwanda Avenue	Jurupa Valley, CA	—	31,286	18,730	—	31,286	18,730	50,016	(357)	1998	2022
Merge-West	Eastvale, CA	—	251,443	206,055	—	251,443	206,055	457,498	(3,647)	2022	2022
6000-6052 & 6027-6029 Bandini Blvd	Commerce, CA	—	69,162	25,490	—	69,162	25,490	94,652	(501)	2016	2022
3901 Via Oro Avenue	Long Beach, CA	—	18,519	953	123	18,519	1,076	19,595	(104)	1983	2022
15650 Don Julian Road	City of Industry, CA	—	9,867	5,818	—	9,867	5,818	15,685	(93)	2003	2022
15700 Don Julian Road	City of Industry, CA	—	10,252	5,996	—	10,252	5,996	16,248	(96)	2001	2022
17000 Gale Avenue	City of Industry, CA	—	7,190	4,929	—	7,190	4,929	12,119	(77)	2008	2022
17909 & 17929 Susana Road	Compton, CA	—	26,786	—	91	26,786	91	26,877	—	1970 - 1973	2022
2880 Ana Street	Rancho Dominguez, CA	—	34,987	—	62	34,987	62	35,049	—	1970	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
920 Pacific Coast Highway	Wilmington, CA	—	80,121	21,516	—	80,121	21,516	101,637	(254)	1954	2022
21022 & 21034 Figueroa Street	Carson, CA	—	15,551	8,871	—	15,551	8,871	24,422	(96)	2002	2022
13301 Main Street	Los Angeles, CA	—	40,434	11,915	—	40,434	11,915	52,349	(140)	1989	2022
20851 Currier Road	City of Industry, CA	—	12,549	9,471	292	12,549	9,763	22,312	—	1999	2022
3131 Harcourt Street & 18031 Susana Road	Compton, CA	—	26,268	1,419	—	26,268	1,419	27,687	(13)	1970	2022
14400 Figueroa Street	Los Angeles, CA	—	43,929	6,011	—	43,929	6,011	49,940	(36)	1967	2022
2130-2140 Del Amo Blvd	Carson, CA	—	35,494	5,246	—	35,494	5,246	40,740	(10)	1980	2022
19145 Gramercy Place	Torrance, CA	—	32,965	5,894	—	32,965	5,894	38,859	(15)	1977	2022
20455 Reeves Avenue	Carson, CA	—	40,291	6,050	—	40,291	6,050	46,341	(13)	1982	2022
14874 Jurupa Avenue	Fontana, CA	—	29,738	29,627	—	29,738	29,627	59,365	(47)	2019	2022
10660 Mulberry Avenue	Fontana, CA	—	8,744	3,024	—	8,744	3,024	11,768	(6)	1990	2022
755 Trademark Circle	Corona, CA	—	5,685	4,910	—	5,685	4,910	10,595	(8)	2001	2022
4500 Azusa Canyon Road	Irwindale, CA	—	35,173	4,991	—	35,173	4,991	40,164	(13)	1950	2022
7817 Haskell Avenue	Van Nuys, CA	—	10,565	976	—	10,565	976	11,541	(3)	1960	2022
Investments in real estate		$65,515	$5,843,731	$3,050,968	$580,212	$5,841,195	$3,629,192	$9,470,387	$(614,332)
Note: As of December 31, 2022, the aggregate cost for federal income tax purposes of investments in real estate was approximately $8.8 billion.

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
(3)The depreciable life for buildings and improvements typically ranges from 10-30 years for buildings, 5-25 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.
(4)As of December 31, 2022, these six properties secure the $60 Million Term Loan Facility.
(5)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

    The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2020 to December 31, 2022 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2022	2021	2020
Balance, beginning of year	$6,931,072	$4,947,955	$3,698,390
Acquisition of investment in real estate	2,395,518	1,912,076	1,210,289
Construction costs and improvements	146,508	106,721	84,392
Disposition of investment in real estate	—	(20,034)	(34,068)
Properties held for sale	—	(13,661)	(10,353)
Write-off of fully depreciated assets	(2,711)	(1,985)	(695)
Balance, end of year	$9,470,387	$6,931,072	$4,947,955

	Year Ended December 31,
Accumulated Depreciation	2022	2021	2020
Balance, beginning of year	$(473,382)	$(375,423)	$(296,777)
Depreciation of investment in real estate	(143,661)	(112,679)	(86,159)
Disposition of investment in real estate	—	6,078	5,270
Properties held for sale	—	6,657	1,548
Write-off of fully depreciated assets	2,711	1,985	695
Balance, end of year	$(614,332)	$(473,382)	$(375,423)