Form 10-Q
period 2023-03-31
Rexford Industrial Realty, Inc.
filed 2023-04-24
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at April 20, 2023 was 200,916,612.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Land	$6,334,926	$5,841,195
Buildings and improvements	3,671,384	3,370,494
Tenant improvements	153,019	147,632
Furniture, fixtures and equipment	132	132
Construction in progress	102,633	110,934
Total real estate held for investment	10,262,094	9,470,387
Accumulated depreciation	(652,722)	(614,332)
Investments in real estate, net	9,609,372	8,856,055
Cash and cash equivalents	253,618	36,786
Restricted cash	16,239	—
Rents and other receivables, net	13,845	15,227
Deferred rent receivable, net	94,980	88,144
Deferred leasing costs, net	47,739	45,080
Deferred loan costs, net	4,474	4,829
Acquired lease intangible assets, net	161,339	169,986
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	6,947	11,422
Other assets	21,811	24,973
Acquisition related deposits	3,625	1,625
Total Assets	$10,239,145	$9,259,283
LIABILITIES & EQUITY
Liabilities
Notes payable	$2,230,687	$1,936,381
Interest rate swap liability	835	—
Accounts payable, accrued expenses and other liabilities	110,272	97,496
Dividends and distributions payable	79,370	62,033
Acquired lease intangible liabilities, net	138,339	147,384
Tenant security deposits	77,029	71,935
Prepaid rents	44,303	20,712
Total Liabilities	2,680,835	2,335,941
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2023 and December 31, 2022 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at March 31, 2023 and December 31, 2022 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 200,784,130 and 189,114,129 shares outstanding at March 31, 2023 and December 31, 2022, respectively	2,008	1,891
Additional paid-in capital	7,299,837	6,646,867
Cumulative distributions in excess of earnings	(273,849)	(255,743)
Accumulated other comprehensive income	3,117	8,247
Total stockholders’ equity	7,186,789	6,556,938
Noncontrolling interests	371,521	366,404
Total Equity	7,558,310	6,923,342
Total Liabilities and Equity	$10,239,145	$9,259,283
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental income	$185,164	$140,588
Management and leasing services	190	163
Interest income	882	1
TOTAL REVENUES	186,236	140,752
OPERATING EXPENSES
Property expenses	42,825	33,429
General and administrative	18,197	14,717
Depreciation and amortization	59,429	42,471
TOTAL OPERATING EXPENSES	120,451	90,617
OTHER EXPENSES
Other expenses	647	38
Interest expense	13,701	9,683
TOTAL EXPENSES	134,799	100,338
Gains on sale of real estate	12,133	8,486
NET INCOME	63,570	48,900
Less: net income attributable to noncontrolling interests	(3,064)	(2,484)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	60,506	46,416
Less: preferred stock dividends	(2,314)	(2,314)
Less: earnings allocated to participating securities	(320)	(201)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,872	$43,901
Net income attributable to common stockholders per share - basic	$0.30	$0.27
Net income attributable to common stockholders per share - diluted	$0.30	$0.27
Weighted average shares of common stock outstanding - basic	195,366,969	160,628,843
Weighted average shares of common stock outstanding - diluted	195,779,007	161,048,592

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$63,570	$48,900
Other comprehensive income (loss): cash flow hedge adjustments	(5,342)	6,451
Comprehensive income	58,228	55,351
Comprehensive income attributable to noncontrolling interests	(2,852)	(2,735)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$55,376	$52,616

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342
Issuance of common stock	—	11,504,656	115	656,544	—	—	656,659	—	656,659
Offering costs	—	—	—	(4,062)	—	—	(4,062)	—	(4,062)
Share-based compensation	—	177,848	2	1,586	—	—	1,588	6,785	8,373
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,281)	—	(1,748)	—	—	(1,748)	—	(1,748)
Conversion of OP Units to common stock	—	16,778	—	650	—	—	650	(650)	—
Net income	2,314	—	—	—	58,192	—	60,506	3,064	63,570
Other comprehensive loss	—	—	—	—	—	(5,130)	(5,130)	(212)	(5,342)
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(802)	(802)
Common stock dividends ($0.38 per common share)	—	—	—	—	(76,298)	—	(76,298)	—	(76,298)
Common unit distributions	—	—	—	—	—	—	—	(3,068)	(3,068)
Balance at March 31, 2023	$155,676	200,784,130	$2,008	$7,299,837	$(273,849)	$3,117	$7,186,789	$371,521	$7,558,310

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	4,402,110	44	310,569	—	—	310,613	—	310,613
Offering costs	—	—	—	(4,907)	—	—	(4,907)	—	(4,907)
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	111,287	1	1,197	—	—	1,198	4,977	6,175
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,102)	—	(2,015)	—	—	(2,015)	—	(2,015)
Conversion of OP Units to common stock	—	21,810	—	739	—	—	739	(739)	—
Net income	2,314	—	—	—	44,102	—	46,416	2,484	48,900
Other comprehensive income	—	—	—	—	—	6,200	6,200	251	6,451
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(723)	(723)
Common stock dividends ($0.315 per common share)	—	—	—	—	(51,981)	—	(51,981)	—	(51,981)
Common unit distributions	—	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2022	$155,676	165,017,587	$1,650	$5,133,875	$(198,999)	$(3,674)	$5,088,528	$299,232	$5,387,760

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,570	$48,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,429	42,471
Amortization of (below) above market lease intangibles, net	(8,290)	(5,091)
Amortization of debt issuance costs	856	520
Amortization of discount (premium) on notes payable, net	66	61
Impairment of right-of-use asset	188	—
Gains on sale of real estate	(12,133)	(8,486)
Equity based compensation expense	8,178	6,052
Straight-line rent	(7,628)	(6,901)
Payments for termination/settlement of interest rate derivatives	(161)	—
Amortization related to termination/settlement of interest rate derivatives	129	181
Change in working capital components:
Rents and other receivables	1,393	1,239
Deferred leasing costs	(3,444)	(713)
Other assets	3,467	2,807
Accounts payable, accrued expenses and other liabilities	15,304	10,730
Tenant security deposits	1,201	1,948
Prepaid rents	(2,619)	(2,126)
Net cash provided by operating activities	119,506	91,592
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(734,257)	(445,010)
Capital expenditures	(44,235)	(27,277)
Payments for deposits on real estate acquisitions, net	(3,625)	(14,650)
Proceeds from sale of real estate	16,239	15,315
Net cash used in investing activities	(765,878)	(471,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	652,597	305,706
Proceeds from borrowings	646,925	392,000
Repayment of borrowings	(350,379)	(267,635)
Debt issuance costs	(2,807)	—
Dividends paid to preferred stockholders	(2,314)	(2,314)
Dividends paid to common stockholders	(59,570)	(38,523)
Distributions paid to common unitholders	(2,463)	(1,620)
Distributions paid to preferred unitholders	(798)	(723)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,748)	(2,015)
Net cash provided by financing activities	879,443	384,876
Increase (decrease) in cash, cash equivalents and restricted cash	233,071	4,846
Cash, cash equivalents and restricted cash, beginning of period	36,786	43,998
Cash, cash equivalents and restricted cash, end of period	$269,857	$48,844
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,990 and $1,983 for the three months ended March 31, 2023 and 2022, respectively)	$13,307	$11,558
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$6,363
Issuance of 3.00% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$12,000
Accrual for capital expenditures	$25,154	$13,627
Accrual of dividends and distributions	$79,370	$54,115
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of March 31, 2023, our consolidated portfolio consisted of 362 properties with approximately 44.0 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2023 and December 31, 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and the notes thereto.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$36,786	$43,987
Restricted cash	—	11
Cash, cash equivalents and restricted cash, beginning of period	$36,786	$43,998

Cash and cash equivalents	$253,618	$48,844
Restricted cash	16,239	—
Cash, cash equivalents and restricted cash, end of period	$269,857	$48,844
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the three months ended March 31, 2023, we used discount rates ranging from 6.00% to 9.50% and exit capitalization rates ranging from 4.75% to 7.75%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the three months ended March 31, 2023, we used an estimated average lease-up period ranging from six months to eighteen months.

The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
Demolition costs incurred in conjunction with the acquisition of real estate are capitalized as part of the cost of the acquisition if the demolition (i) is contemplated as part of the acquisition and (ii) occurs within a reasonable period of time after the acquisition. If demolition was not contemplated as part of the acquisition or the demolition does not occur within a reasonable period of time after the acquisition, the costs of the demolition are expensed as incurred.
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
We capitalized interest costs of $5.0 million and $2.0 million during the three months ended March 31, 2023 and 2022, respectively. We capitalized real estate taxes and insurance costs aggregating $1.6 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively. We capitalized compensation costs for employees who provide construction services of $2.5 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of March 31, 2023 and December 31, 2022, we did not have any properties classified as held for sale.

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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three months ended March 31, 2023 and 2022, there were no impairment charges recorded to the carrying value of our properties. During the three months ended March 31, 2023, in connection with the early termination of a sublease for one of our office space leases, we recorded a $0.2 million impairment charge to reduce the carrying value of the related ROU asset. The impairment charge is presented in “Other expenses” in the consolidated statements of operations. See also “Note 6 – Leases” for details.
Income Taxes
We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our activities. If we fail to qualify as a REIT in any taxable year and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax.
We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal corporate income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2023 and 2022.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2023, and December 31, 2022, we have not established a liability for uncertain tax positions.

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
Rental Income
We lease industrial space to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum annual lease payments are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due, when collectability is probable. Rental revenue recognition commences when the tenant takes possession of or controls the physical use of the leased space. Lease termination fees, which are included in rental income, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases, including deferred rent receivables arising from straight-line recognition of rental income. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.3 million as a net reduction adjustment to rental income and $40 thousand as a net increase adjustment to rental income for the three months ended March 31, 2023 and 2022, respectively.
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
3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the three months ended March 31, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
16752 Armstrong Avenue	Orange County - Airport	1/6/2023	81,600	1	$40,000
10545 Production Avenue	San Bernardino - Inland Empire West	1/30/2023	1,101,840	1	365,000
3520 Challenger Street	Los Angeles - South Bay	2/28/2023	49,336	1	14,200
9000 Airport Blvd(2)	Los Angeles - South Bay	3/28/2023	38,680	1	143,000
9223-33 & 9323 Balboa Avenue and 4285 Ponderosa Avenue(3)	San Diego - Central	3/30/2023	515,382	5	200,000
Total 2023 Property Acquisitions			1,786,838	9	$762,200
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $3.1 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $765.3 million. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents the acquisition of 18.4 acres of industrial zoned land.
(3)Represents the acquisition of three properties in one consolidated transaction.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2023 Acquisitions
Assets:
Land	$495,120
Buildings and improvements	264,033
Tenant improvements	3,025
Acquired lease intangible assets(1)	3,088
Other acquired assets(2)	862
Total assets acquired	$766,128

Liabilities:
Other assumed liabilities(3)	$30,245
Total liabilities assumed	$30,245
Net assets acquired	$735,883
(1)Acquired lease intangible assets is comprised of (i) $3.0 million of in-place lease intangibles with a weighted average amortization period of 5.2 years and (ii) $0.1 million of above-market lease intangibles with a weighted average amortization period of 5.2 years.
(2)Includes other working capital assets acquired at the time of acquisition.
(3)Includes $26.0 million of prepaid rent paid by seller/tenants in sale-leaseback transactions and other liabilities assumed at the time of acquisition.
Dispositions
The following table summarizes information related to the property that was sold during the three months ended March 31, 2023.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
8101-8117 Orion Ave.	Los Angeles - San Fernando Valley	3/28/2023	48,394	$17,000	$12,133
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

4.    Acquired Lease Intangibles
    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	March 31, 2023	December 31, 2022
Acquired Lease Intangible Assets:
In-place lease intangibles	$316,772	$315,842
Accumulated amortization	(181,826)	(172,883)
In-place lease intangibles, net	$134,946	$142,959

Above-market tenant leases	$26,877	$26,851
Accumulated amortization	(13,290)	(12,671)
Above-market tenant leases, net	$13,587	$14,180

Below-market ground lease	$12,977	$12,977
Accumulated amortization	(171)	(130)
Below-market ground lease, net	$12,806	$12,847
Acquired lease intangible assets, net	$161,339	$169,986

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(217,907)	$(220,646)
Accumulated accretion	79,568	73,262
Below-market tenant leases, net	$(138,339)	$(147,384)
Acquired lease intangible liabilities, net	$(138,339)	$(147,384)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
In-place lease intangibles(1)	$10,979	$8,137
Net below-market tenant leases(2)	$(8,331)	$(5,097)
Below-market ground leases(3)	$41	$7
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

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.685%	(2)	5.655%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.760%	(2)	5.730%	(5)	7/19/2024	(4)
$100M Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.677%	(6)	5/26/2027
$125M Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	—	n/a		5.000%		6/15/2028
$25M Series 2019A Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$2,125,000	$1,825,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(7)	$3,802	$3,832	n/a		4.080%		4/5/2023
960-970 Knox Street(7)	2,283	2,307	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(7)	3,688	3,712	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,419	2,462	n/a		4.190%		5/1/2024
$60M Term Loan(8)	60,000	60,000	S+1.250%		6.152%	(8)	10/27/2024
5160 Richton Street(7)	4,122	4,153	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,594	2,612	n/a		4.330%		11/15/2024
701-751 Kingshill Place(7)	7,079	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	14,874	14,965	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,909	3,928	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,888	1,935	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	2,978	3,009	n/a		4.140%		8/1/2039
Total Secured Debt	$125,136	$125,515
Total Unsecured and Secured Debt	$2,250,136	$1,950,515
Less: Unamortized premium/discount and debt issuance costs(10)	(19,449)	(14,134)
Total	$2,230,687	$1,936,381
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2023, and includes the effect of interest rate swaps that were effective as of March 31, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts, or the impact of swaps that will be effective subsequent to March 31, 2023.
(2)As of March 31, 2023, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.
(4)The unsecured revolving credit facility has two six-month extensions, and the $400.0 million unsecured term loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(5)Effective April 3, 2023, daily SOFR for our $400.0 million unsecured term loan will be swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(6)As of March 31, 2023, Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(7)Fixed monthly payments of interest and principal until maturity as follows: 2601-2641 Manhattan Beach Boulevard ($23,138), 960-970 Knox Street ($17,538), 7612-7642 Woodwind Drive ($24,270), 11600 Los Nietos ($22,637), 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 701-751 Kingshill Place ($33,488), 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008) and 7817 Woodley Avenue ($20,855).
(8)The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions. Loan has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Effective April 3, 2023, Term SOFR for this loan will be swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin.
(9)Fixed monthly payments of interest only.
(10)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of March 31, 2023, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2023 - December 31, 2023	$7,111
2024	473,403
2025	100,973
2026	7,587
2027	444,078
Thereafter	1,216,984
Total	$2,250,136
Issuance of $300 Million Notes Due 2028
    On March 28, 2023, we completed an underwritten public offering of $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes”). The $300 Million Notes were priced at 98.975% of the principal amount, with a coupon rate of 5.000%. Interest on the $300 Million Notes is payable semiannually on June 15 and December 15 in each year, beginning on June 15, 2023, until the maturity date of June 15, 2028.
We may redeem the $300 Million Notes at our option and sole discretion, in whole at any time or in part from time to time prior to May 15, 2028 (one month prior to the maturity date of the $300 Million Notes) (the “Par Call Date”), at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest on the $300 Million Notes discounted to the redemption date (assuming the notes matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Third Supplemental Indenture) plus 25 basis points, less (b) interest accrued to the date of redemption, and (ii) 100% of the principal amount of the $300 Million Notes being redeemed. Notwithstanding the foregoing, on or after the Par Call Date, the redemption price will be equal to 100% of the principal amount of the $300 Million Notes being redeemed, plus accrued and unpaid interest.
    Credit Agreement
As of March 31, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable. In February 2023, after certifying that our sustainability performance target was met for 2022, the applicable margin decreased by 0.040% to 0.685% and 0.760% for the Revolver and Term Facility, respectively, and the credit facility fee decreased by 0.010% to 0.115%.
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
On March 31, 2023, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
Debt Covenants
The Credit Agreement, $60.0 million term loan facility (“$60 Million Term Loan”), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $60 Million Term Loan, maintaining a ratio of secured debt to total asset value of not more than 45%;
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
The $300 Million Senior Notes, $400.0 million of 2.125% Senior Notes due 2030 and $400.0 million of 2.150% Senior Notes due 2031 (together the “Registered Notes”) contain the following covenants (as defined in the indentures) that we must comply with:
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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of March 31, 2023, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly debt covenants as of March 31, 2023.

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
    For the three months ended March 31, 2023, we recognized $176.8 million of rental income related to operating lease payments, of which $144.8 million are for fixed lease payments and $32.0 million are for variable lease payments, respectively. For the comparable three month-period ended March 31, 2022, we recognized $135.5 million of rental income related to operating lease payments, of which $110.5 million were for fixed lease payments and $25.0 million were for variable lease payments, respectively.

    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2023 (in thousands):

Twelve Months Ended March 31,
2024	$565,347
2025	499,867
2026	416,892
2027	324,170
2028	243,816
Thereafter	933,905
Total	$2,983,997
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of March 31, 2023, our office space leases have current remaining lease terms ranging from approximately two years to five years with options to renew for an additional term of five years each. As of March 31, 2023, we also have two ground leases, one of which is a lease we assumed in the acquisition of 2970 East 50th Street in March 2022 which has a current remaining lease term of approximately 38 years and four additional ten-year options to renew. The second ground lease is for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a current remaining term of less than one year and two additional ten-year options to renew.
In November 2021, we executed a sublease agreement for one of our leased office spaces as a result of the implementation of a work from home flexibility program in 2021. In February 2023, the sublease was terminated prior to its September 2025 expiration. As a result, we recorded a $0.2 million impairment charge for the write down of the ROU asset associated with the original office space lease during the three months ended March 31, 2023, which is included in “Other expenses” in the accompanying consolidated statements of operations, with a corresponding adjustment to “Other assets” in the consolidated balance sheets.
    As of March 31, 2023, total ROU assets and lease liabilities were approximately $8.0 million and $10.4 million, respectively. As of December 31, 2022, total ROU assets and lease liabilities were approximately $8.5 million and $10.9 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended March 31,
Lease Cost(1) (in thousands)	2023	2022
Operating lease cost	$484	$449
Variable lease cost	33	23
Sublease income	—	(67)
Total lease cost	$517	$405
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
Other Information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$583	$409
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$6,363

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining lease term(1)	37.9 years	36.5 years
Weighted-average discount rate(2)	3.78%	3.77%
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

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of March 31, 2023 (in thousands):

March 31, 2023
April 1, 2023 - December 31, 2023	$1,725
2024	2,297
2025	1,122
2026	681
2027	696
Thereafter	20,051
Total undiscounted lease payments	$26,572
Less imputed interest	(16,176)
Total lease liabilities	$10,396

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at March 31, 2023 and December 31, 2022 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$3,481	$5,720
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$3,466	$5,702
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$—	$(337)	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$—	$(129)	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$—	$(100)	$—
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$—	$(269)	$—
(1)The fair value of derivative assets is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets and the fair value of (derivative liabilities) are included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of March 31, 2023 and December 31, 2022. As of March 31, 2023, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $6.4 million and an interest rate swap liability of $0.3 million, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
Transactions
On March 21, 2023, we executed four forward starting interest rate swap transactions with an aggregate notional value of $400.0 million to manage our exposure to changes in daily SOFR related to a portion of our variable-rate debt. These swaps, which became effective on April 3, 2023 and mature on June 30, 2025, fix daily SOFR at a weighted average rate of 3.97231%. In addition, we also executed an interest rate swap transaction with a notional value of $60.0 million to manage our exposure to changes in Term SOFR related to a portion of our variable-rate debt. This swap, which became effective on April 3, 2023 and matures on July 30, 2026, fix Term SOFR at a rate of 3.71%. We have designated these interest rate swaps as cash flow hedges.
On March 28, 2023, in connection with the issuance of the $300 Million Notes, we executed three treasury rate lock agreements with a combined notional amount of $250.0 million to lock the interest rate of the five-year treasury at 3.64313% (the “T-Locks”). On March 29, 2023, we paid $0.2 million to settle the T-Locks, which were designated as a cash flow hedges. The settlement value is included in the balance of AOCI and will be amortized into interest expense on a straight-line basis over the 5-year term of the $300 Million Notes.
Our interest rate swaps and T-Locks are designated and qualify as cash flow hedges. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings. The following table sets forth the impact of our interest rate derivatives on our financial statements for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$(4,206)	$5,294
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”(1)	$1,136	$(1,157)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$13,701	$9,683
(1)Includes losses that have been reclassified from AOCI into interest expense related to (i) the T-Locks described above, (ii) the treasury rate lock agreements that were settled in August 2021 and for which amounts will continue to be reclassified over the ten-year term of the hedged transaction, (iii) the interest rate swaps that were terminated in August 2021 and for which amounts have been fully reclassified into interest expense through their original maturity date (January 2022), and (iv) the interest rate swap that was terminated in May 2022 and for which amount will continue to be reclassified into interest expense through its original maturity date (November 2024).
As of March 31, 2023, we estimate that approximately $7.8 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next 12 months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2023 and December 31, 2022, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Interest Rate Swap Asset	$6,947	$—	$6,947	$—
Interest Rate Swap Liability	$(835)	$—	$(835)	$—
December 31, 2022
Interest Rate Swap Asset	$11,422	$—	$11,422	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
March 31, 2023	$2,062,741	$—	$—	$2,062,741	$2,230,687
December 31, 2022	$1,740,745	$—	$—	$1,740,745	$1,936,381

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, in management and leasing services revenue.

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
    As of March 31, 2023, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of March 31, 2023, we had commitments of approximately $179.7 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. Although we have deposits at institutions in excess of federally insured limits as of December 31, 2022, we do not believe we are exposed to significant credit risk due to the financial position and high credit quality of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of March 31, 2023, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the three months ended March 31, 2023, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Equity
Preferred Stock
    At March 31, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			March 31, 2023		December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
Common Stock
ATM Program
On February 17, 2023, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “2023 ATM Program”). The 2023 ATM Program replaces our previous $1.0 billion ATM Program, which was established on May 27, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $834.6 million through February 17, 2023.
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
During the three months ended March 31, 2023, we sold 449,227 shares of common stock directly through sales agents under the 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fees.
During the three months ended March 31, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2023 ATM Program with respect to 2,126,824 shares of common stock at a weighted average initial forward sale price of $60.09 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the three months ended March 31, 2023, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2022 under our previous ATM Program and all of the forward equity sale agreements under the 2023 ATM Program by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
As of March 31, 2023, approximately $1.1 billion of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Settlement of 2022 Forward Equity Offering Sale Agreements
On November 10, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock at an initial forward price of $55.74 per share (the “2022 Forward Offering Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. In December 2022, we partially settled the 2022 Forward Offering Sale Agreements by issuing 3,554,704 shares of common stock, leaving a remaining 8,291,721 shares of common stock for settlement as of December 31, 2022.
During the three months ended March 31, 2023, we settled the outstanding 2022 Forward Offering Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2023 and 2022, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2023	2022
Accumulated other comprehensive income (loss) - beginning balance	$8,247	$(9,874)
Other comprehensive income (loss) before reclassifications	(4,206)	5,294
Amounts reclassified from accumulated other comprehensive (income) loss to interest expense	(1,136)	1,157
Net current period other comprehensive income (loss)	(5,342)	6,451
Less: other comprehensive (income) loss attributable to noncontrolling interests	212	(251)
Other comprehensive income (loss) attributable to common stockholders	(5,130)	6,200
Accumulated other comprehensive income (loss) - ending balance	$3,117	$(3,674)
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, our three series of preferred units of partnership interest in the Operating Partnership (comprised of 4.43937%, 4.00% and 3.00% Cumulative Redeemable Convertible Preferred Units (the “CPOP Units”)), and the preferred units of the private REIT that we acquired on July 18, 2022, that are not owned by us.
Operating Partnership Units
As of March 31, 2023, noncontrolling interests included 5,821,146 OP Units, 800,056 fully-vested LTIP units and 976,352 fully-vested performance units, and represented approximately 3.7% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 12 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the three months ended March 31, 2023, 16,778 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.6 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of March 31, 2023, a total of 1,420,237 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
    The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the three months ended March 31, 2023:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2023	274,416	$56.92	313,051	$54.84
Granted	182,621	$59.75	64,705	$57.24
Forfeited	(4,773)	$65.57	—	$—
Vested(1)	(86,848)	$51.59	(53,072)	$55.81
Balance at March 31, 2023	365,416	$59.48	324,684	$55.16
(1)During the three months ended March 31, 2023, 29,281 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2023:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2023 - December 31, 2023	23,727	127,120	476,915
2024	122,423	105,022	366,004
2025	100,220	74,010	673,188
2026	73,623	12,040	—
2027	45,423	6,492	—
Total	365,416	324,684	1,516,107
(1)Represents the maximum number of Performance Units that would become earned and vested in December of 2023, December of 2024, and November/December of 2025, in the event that the specified maximum total shareholder return (“TSR”) and FFO per share growth hurdles are achieved at the end of the three-year performance period for awards that were initially granted in December of 2020, December of 2021, and November of 2022, respectively.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Expensed share-based compensation(1)	$8,178	$6,052
Capitalized share-based compensation(2)	195	123
Total share-based compensation	$8,373	$6,175
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three months ended March 31, 2023 and 2022, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
    As of March 31, 2023, total unrecognized compensation cost related to all unvested share-based awards was $58.7 million and is expected to be recognized over a weighted average remaining period of 29 months.

13.    Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$63,570	$48,900
Less: Preferred stock dividends	(2,314)	(2,314)
Less: Net income attributable to noncontrolling interests	(3,064)	(2,484)
Less: Net income attributable to participating securities	(320)	(201)
Net income attributable to common stockholders – basic and diluted	$57,872	$43,901

Denominator:
Weighted average shares of common stock outstanding – basic	195,366,969	160,628,843
Effect of dilutive securities	412,038	419,749
Weighted average shares of common stock outstanding – diluted	195,779,007	161,048,592

Earnings per share — Basic
Net income attributable to common stockholders	$0.30	$0.27
Earnings per share — Diluted
Net income attributable to common stockholders	$0.30	$0.27
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

14.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to March 31, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)(1)
13925 Benson Avenue(2)	San Bernardino - Inland Empire West	4/07/2023	38,143	1	$27,500
19301 Santa Fe Avenue	Los Angeles - South Bay	4/14/2023	41,638	3	14,600
2395-2399 Bateman Avenue	Los Angeles - San Gabriel Valley	4/21/2023	133,869	3	41,203
Total Subsequent Acquisitions			213,650	7	$83,303
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs.
(2)Represents the acquisition of a 6.6 acre industrial redevelopment site.
Dividends and Distributions Declared
On April 14, 2023, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.38	June 30, 2023	July 17, 2023
OP Units	$0.38	June 30, 2023	July 17, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2023	June 30, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2023	June 30, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	June 15, 2023	June 30, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 15, 2023	June 30, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 15, 2023	June 30, 2023

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
    Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Company Overview
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, redevelop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property. We are organized and conduct our operations to qualify as a REIT under the Code, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
    As of March 31, 2023, our consolidated portfolio consisted of 362 properties with approximately 44.0 million rentable square feet.
    Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in high-barrier Southern California infill markets. Periodically we also engage in mortgage debt investments secured by industrial property within these markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add repositioning and redevelopments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
2023 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 31.8% to $57.9 million for the three months ended March 31, 2023, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 34.0% to $102.7 million for the three months ended March 31, 2023, compared to the prior year.
•Net operating income (NOI)(1) increased by 32.8% to $142.3 million for the three months ended March 31, 2023, compared to the prior year.
•Total portfolio occupancy at March 31, 2023 was 93.8%.
•Same Property Portfolio(2) average occupancy for the three months ended March 31, 2023 was 98.0% and ending occupancy at March 31, 2023 was 98.0%.
•Executed a total of 122 new and renewal leases with a combined 1.8 million rentable square feet, with leasing spreads of 80.2% on a GAAP basis and 59.7% on a cash basis.

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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 2 of this Form 10-Q.

Acquisitions
•During the first quarter of 2023, we completed five acquisitions representing seven properties with 1.8 million rentable square feet of buildings on 99 acres of land for an aggregate purchase price of $762.2 million.
•Subsequent to March 31, 2023, we completed the acquisition of three properties with 213,650 rentable square feet of building on 15.0 acres of land, for a purchase price of $83.3 million.
Dispositions
•During the first quarter of 2023, we sold one property with 48,394 rentable square feet for a gross sales price of $17.0 million and recognized $12.1 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the first quarter of 2023, we completed construction of four of our repositioning/redevelopment properties located at 12133 Greenstone Avenue, 12821 Knott Street, 8210-8240 Haskell Avenue and 15601 Avalon Boulevard. As of March 31, 2023, these four properties and our property located at 14100 Vine Place, were in the lease-up stage. 12133 Greenstone Avenue, a single-tenant container storage facility, has been pre-leased and expected to commence in the second quarter of 2023.
Equity
•During the first quarter of 2023, we issued 11,504,656 shares of common stock for total net proceeds of $653.0 million through a range of equity transactions, as follows:
◦We sold 449,227 shares of common stock directly through sales agents under our at-the-market equity offering program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fee.
◦We entered into forward equity sales agreements under our at-the-market equity offering program with respect to 2,126,824 shares of our common stock at a weighted average initial forward sale price of $60.09 per share. We settled these forward equity sale agreements and the outstanding forward sale agreement under our at-the-market equity offering program from 2022 by issuing 2,763,708 shares of common stock in exchange for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
◦We settled the outstanding forward equity sales agreements from our November 2022 underwritten public offering by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
Financing
•In February 2023, we certified that the sustainability performance target associated with our senior unsecured credit agreement was met for 2022, resulting in the reduction of the applicable margin and applicable credit facility fee by 0.04% and 0.01%, respectively.
•In March 2023, we completed an underwritten public offering of $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes”). The $300 Million Notes were issued to the public at 98.975% of the principal amount, and net proceeds were $295.1 million after deducting the underwriting discount.
•In March 2023, we executed four forward starting interest rate swaps with an aggregate notional value of $400.0 million to fix daily SOFR related to our $400.0 million term loan at a rate of 3.97231% commencing on April 3, 2023 and maturing on June 30, 2025, resulting in an all-in fixed rate of 4.83231%.
•In March 2023, we executed one forward starting interest rate swap with a notional value of $60.0 million to fix 1-month term SOFR related to our $60.0 million term loan at a rate of 3.71% commencing on April 3, 2023 and maturing on July 30, 2026, resulting in an all-in fixed rate of 5.06%.
Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.

The infill Southern California industrial real estate sector has continued to exhibit strong fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, generally operating at or above approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Meanwhile, underlying tenant demand within our infill target markets continues to demonstrate growth, illustrated or driven by strong re-leasing spreads and renewal activity, a dynamic regional economy, growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. That said, economic uncertainties as a result of inflation and increasing interest rates along with fluctuations of west coast port activity and port labor negotiations could impact future demand, rental rates and vacancy within our infill Southern California market.
Tenant demand remains strong within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the first quarter of 2023 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from historical years (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction and logistics, as well as by an emerging electric vehicle industry, among other sectors. We continue to observe a notable volume of ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution and local omnichannel retail fulfillment are driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand.
We believe our portfolio’s leasing performance during the first quarter of 2023 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at or near historically high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals remained strong during the first quarter of 2023. Vacancy increased quarter-over-quarter while still remaining at historically low levels, and average asking lease rates increased moderately quarter-over-quarter as demand remained high, although below peaks in 2022. Current market conditions indicate rents are likely to continue to increase through the remainder of 2023, but at a more modest pace compared to recent years, as demand has been steady, occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained strong during the first quarter of 2023. Average asking lease rates increased moderately quarter-over-quarter and vacancy increased slightly quarter-over-quarter while still remaining at near-record low vacancy levels. While lease rate growth has slowed over recent quarters, current market conditions indicate rents are likely to increase through the remainder of 2023 due to high demand and the continued low availability of industrial product in this region.
In San Diego, vacancy increased quarter-over-quarter while still remaining at historically low levels and average asking lease rates increased quarter-over-quarter.
In Ventura County, vacancy increased quarter-over-quarter and average asking lease rates increased quarter-over-quarter.
Lastly, in the Inland Empire West, which contains infill markets in which we operate, vacancy increased quarter-over-quarter, in part due to the volume of vacant construction deliveries, and average asking lease rates increased slightly quarter-over-quarter. Current market conditions indicate rents are likely to continue to increase through the remainder of 2023, though at a moderated pace when compared to 2022 growth. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
Acquisitions and Value-Add Repositioning and Redevelopment of Properties
The Company’s growth strategy comprises acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire industrial outdoor storage sites, land parcels or properties with excess land for ground-up redevelopment projects. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million single property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws. Similarly, while our focus is owning and operating industrial properties in Southern California infill markets, occasionally an acquisition may include non-industrial properties, such as office and other uses, with the intent to reposition or redevelop the properties into industrial use or to dispose of the non-industrial assets in a manner intended to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
As of March 31, 2023, 19 of our properties were under current repositioning or redevelopment and five of our properties were in the lease-up stage. In addition, we have a pipeline of eight additional properties for which we anticipate beginning repositioning/redevelopment construction work between the third quarter of 2023 and the first quarter of 2024. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2022, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 3/31/2023
Current Repositioning:
19431 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2022	2Q-2023	100%(3)
20851 Currier Road (SG Valley)	LA	59,412	59,412	1Q-2023	2Q-2023	—%
2800 Casitas Avenue (SF Valley)	LA	117,234	117,234	1Q-2023	3Q-2023	—%
444 Quay Avenue (South Bay)	LA	26,700	26,700	1Q-2023	4Q-2023	—%
500 Dupont Avenue (IE - West)	SB	274,898	274,898	1Q-2023	1Q-2024	—%
11308-11350 Penrose Street (SF Valley)	LA	151,604	71,547	1Q-2023	2Q-2024	52%
Total Current Repositioning		629,848	549,791

Lease-up (Repositioning):
12821 Knott Street (West OC)(4)	OC	165,171	165,171	1Q-2019	1Q-2023	—%
12133 Greenstone Avenue (Mid-Counties)(5)	LA	LAND	LAND	1Q-2021	1Q-2023	100%
8210-8240 Haskell Avenue (SF Valley)	LA	52,934	52,934	1Q-2022	1Q-2023	28%
14100 Vine Place (Mid-Counties)	LA	122,514	122,514	2Q-2022	4Q-2022	—%
Total Lease-up (Repositioning)		340,619	340,619

Future Repositioning:
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258	3Q-2023	1Q-2024	100%
1010 Belmont Street (IE - West)	SB	61,824	61,824	3Q-2023	3Q-2024	100%
Total Future Repositioning		197,082	197,082

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(6)	Start	Completion	Total Property Leased % at 3/31/2023
Current Redevelopment:
1055 Sandhill Avenue (South Bay)	LA	127,857	3Q-2021	1Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	2Q-2024	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	1Q-2024	—%
12752-12822 Monarch Street (West OC)(7)	OC	161,711	1Q-2022	2Q-2023	See footnote (7)
1901 Via Burton (North OC)	OC	139,449	1Q-2022	1Q-2024	—%
3233 Mission Oaks Boulevard (Ventura)(8)	VC	117,358	2Q-2022	2Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498	3Q-2022	1Q-2024	—%
8888-8892 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	2Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483	4Q-2022	1Q-2024	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	107,045	4Q-2022	2Q-2024	—%
4416 Azusa Canyon Road (SG Valley)	LA	130,063	4Q-2022	2Q-2024	—%
3071 Coronado Street (North OC)	OC	105,173	1Q-2023	1Q-2024	—%
15010 Don Julian Road (SG Valley)	LA	219,242	1Q-2023	2Q-2024	—%
Total Current Redevelopment		1,789,169

– See footnotes starting on the following page –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(6)	Start	Completion	Total Property Leased % at 3/31/2023
Lease-up (Redevelopment):
15601 Avalon Boulevard (South Bay)	LA	86,879	3Q-2021	1Q-2023	—%
Total Lease-up (Redevelopment)		86,879

Future Redevelopment:
12772 San Fernando Road (SF Valley)	LA	143,421	3Q-2023	3Q-2024	52%
19900 Plummer Street (SF Valley)	LA	79,900	3Q-2023	4Q-2024	100%
17907-18001 Figueroa Street (South Bay)	LA	75,392	4Q-2023	4Q-2024	100%
21515 Western Avenue (South Bay)	LA	84,100	4Q-2023	4Q-2024	—%
1500 Raymond Avenue (North OC)	OC	138,497	4Q-2023	1Q-2025	—%
13711 Freeway Drive (Mid-Counties)	LA	104,500	1Q-2024	2Q-2025	100%
Total Future Redevelopment		625,810

Stabilized(9)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 3/31/2023
29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
11600 Los Nietos Road (Mid-Counties)	LA	106,251	3Q-2022	100%
3441 MacArthur Blvd. (OC Airport)	OC	124,102	3Q-2022	100%
415-435 Motor Avenue (SG Valley)	LA	94,321	4Q-2022	100%
15650-15700 Avalon Blvd. (South Bay)	LA	98,259	4Q-2022	100%
19475 Gramercy Place (South Bay)	LA	47,712	4Q-2022	100%
Total 2022 Stabilized		644,512

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
(3)As of March 31, 2023, 19431 Santa Fe Avenue has been leased and the tenant is occupying a portion of the property. The tenant is expected to take full occupancy in the second quarter of 2023, subject to completion of repositioning work.
(4)At 12821 Knott Street, we repositioned the existing 120,800 rentable square foot building and constructing approximately 45,000 rentable square feet of new warehouse space.
(5)As of March 31, 2023, 12133 Greenstone Avenue, a single-tenant container storage facility, has been pre-leased with the lease expected to commence in the second quarter of 2023.
(6)Represents the estimated rentable square footage of the project upon completion of redevelopment.

(7)As of March 31, 2023, 12752-12822 Monarch Street comprises 271,268 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that are not being redeveloped. We are repositioning 63,815 rentable square feet, and have demolished 99,925 rentable square feet and have begun construction of a new 97,896 rentable square feet building in its place. At completion, the total project will contain 273,036 rentable square feet.
(8)As of March 31, 2023, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to construct one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(9)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $5.0 million of interest expense and $1.6 million of insurance and real estate tax expenses during the three months ended March 31, 2023, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of March 31, 2023, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 93.8% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.4% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of March 31, 2023, 19 of our properties with a combined 2.3 million of estimated rentable square feet at completion are under current repositioning or redevelopment, five properties with a combined 0.4 million of rentable square feet are in lease-up, and we have a near-term pipeline of eight repositioning and redevelopment projects with a combined 0.8 million of estimated rentable square feet at completion. Additionally, we have 0.3 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 3.6% of our total consolidated portfolio square footage as of March 31, 2023. Including vacant space at these properties, our weighted average occupancy rate as of March 31, 2023 in our Los Angeles, Orange County and San Bernardino markets was 94.9%, 90.3% and 90.5%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of March 31, 2023, in these markets was 98.0%, 99.5% and 94.9%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.

The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County, San Bernardino and San Diego markets have continued to show historically low vacancy and positive absorption, resulting from the combination of sustained high tenant demand and low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain positive through the remainder of 2023, and the opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth; however, there can be no assurance that recent positive market trends will continue.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2023:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2023	54	522,288	3.6	$21.41	108.8%	87.6%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2023	68	1,254,005	4.1	$22.02	74.9%	54.5%	136	2,461,943	83.3%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2023, exclude 18 leases aggregating 235,570 rentable square feet for which there was no comparable lease data. Of these 18 excluded leases, 12 leases for 140,457 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2023, exclude one lease with 3,750 rentable square feet.
(6)Includes leases totaling 716,193 rentable square feet that expired during the three months ended March 31, 2023, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
(7)Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes square footage related to the following: (i) expiring leases associated with space that is placed into repositioning (including “other repositioning projects”) after the tenant vacates, (ii) early terminations with pre-negotiated replacement leases and (iii) move outs where space is directly leased by subtenants.

Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of March 31, 2023, we have 19 current repositioning/redevelopment projects with estimated construction completion periods ranging from the second quarter of 2023 through the second quarter of 2024, and an additional 8 repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the second quarter of 2025. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2023, for each of the 10 full and partial calendar years beginning with 2023 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,111,325	2.5%	$—	—%	$—
Repositioning/Redevelopment(6)	—	1,593,442	3.6%	—	—%	$—
MTM Tenants	11	148,175	0.3%	2,157	0.4%	$14.56
Remainder of 2023	294	4,288,343	9.8%	60,324	10.2%	$14.07
2024	422	7,092,736	16.1%	85,760	14.5%	$12.09
2025	362	6,978,646	15.9%	95,224	16.1%	$13.65
2026	254	7,033,745	16.0%	91,947	15.5%	$13.07
2027	129	4,854,362	11.1%	76,411	12.9%	$15.74
2028	65	2,296,313	5.2%	34,343	5.8%	$14.96
2029	23	1,992,318	4.5%	30,226	5.1%	$15.17
2030	20	1,705,518	3.9%	23,867	4.0%	$13.99
2031	18	1,906,263	4.3%	31,559	5.3%	$16.56
2032	14	895,643	2.1%	18,054	3.1%	$20.16
Thereafter	31	2,057,443	4.7%	41,868	7.1%	$20.35
Total Consolidated Portfolio	1,643	43,954,272	100.0%	$591,740	100.0%	$14.35
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2023, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2023.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2023.
(5)Represents vacant space (not under repositioning/redevelopment) as of March 31, 2023. Includes leases aggregating 99,464 rentable square feet that had been signed but had not yet commenced as of March 31, 2023.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”) or redevelopment properties as of March 31, 2023.
As of March 31, 2023, in addition to 1.1 million rentable square feet of currently available space in our portfolio and approximately 1.6 million rentable square feet of vacant space under current repositioning, leases representing 9.8% and 16.1% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2023 and 2024, respectively. During the three months ended March 31, 2023, we renewed 68 leases for 1.3 million rentable square feet, resulting in an 83.3% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the three months ended March 31, 2023, new and renewal leases had a weighted average term of 3.6 and 4.1 years, and we expect future new and renewal leases to have similar terms.

    The leases scheduled to expire during the remainder of 2023 and 2024 represent approximately 10.2% and 14.5% respectively, of the total annualized base rent for our portfolio as of March 31, 2023. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2023 and 2024 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “—Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market, overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support strong market fundamentals including positive rental growth. Therefore, we expect market dynamics to remain healthy and that these positive trends will continue to provide a favorable environment for increases in lease renewal rates. Accordingly, we expect the remainder of 2023 will show positive renewal rates and leasing spreads.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, including the impact of the expiring local government emergency declarations related to the COVID-19 pandemic, high and persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
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

Taxable REIT Subsidiary
As of March 31, 2023, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2023 and 2022.

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
In our Annual Report on Form 10-K for the year ended December 31, 2022 and in “Note 2 - Summary of Significant Accounting Policies” to the consolidated financial statements under Item 1 of this report on Form 10-Q, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.
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
For the three months ended March 31, 2023 and 2022, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2022 through March 31, 2023, and that were stabilized prior to January 1, 2022, which consisted of buildings aggregating approximately 32.6 million rentable square feet at 257 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2022 through March 31, 2023, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2022 or 2023, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 68 properties aggregating approximately 7.7 million rentable square feet that were purchased between January 1, 2022 and March 31, 2023, and the two properties aggregating approximately 0.1 million rentable square feet that were sold between January 1, 2022 and March 31, 2023.
At March 31, 2023 and 2022, our Same Property Portfolio occupancy was approximately 98.0% and 99.1%, respectively. For the three months ended March 31, 2023 and 2022, our Same Property Portfolio weighted average occupancy was approximately 98.0% and 99.0%, respectively.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
	2023	2022		Change	2023	2022		Change
REVENUES
Rental income	$134,237	$126,508	$7,729	6.1%	$185,164	$140,588	$44,576	31.7%
Management and leasing services	—	—	—	—%	190	163	27	16.6%
Interest income	—	—	—	—%	882	1	881	88,100.0%
TOTAL REVENUES	134,237	126,508	7,729	6.1%	186,236	140,752	45,484	32.3%
OPERATING EXPENSES
Property expenses	29,885	29,215	670	2.3%	42,825	33,429	9,396	28.1%
General and administrative	—	—	—	—%	18,197	14,717	3,480	23.6%
Depreciation and amortization	37,255	37,475	(220)	(0.6)%	59,429	42,471	16,958	39.9%
TOTAL OPERATING EXPENSES	67,140	66,690	450	0.7%	120,451	90,617	29,834	32.9%
OTHER EXPENSES
Other expenses	—	—	—	—%	647	38	609	1,602.6%
Interest expense	—	—	—	—%	13,701	9,683	4,018	41.5%
TOTAL EXPENSES	67,140	66,690	450	0.7%	134,799	100,338	34,461	34.3%
Loss on extinguishment of debt	—	—	—	—%	—	—	—	—%
Gains on sale of real estate	—	—	—	—%	12,133	8,486	3,647	43.0%
NET INCOME	$67,097	$59,818	$7,279	12.2%	$63,570	$48,900	$14,670	30.0%
Rental Income
In the following table, we present the components of rental income for the three months ended March 31, 2023 and March 31, 2022, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
Category	2023	2022		Change	2023	2022		Change
Rental revenue(1)	$110,937	$103,898	$7,039	6.8%	$153,181	$115,572	$37,609	32.5%
Tenant reimbursements(2)	22,894	22,247	647	2.9%	31,419	24,553	6,866	28.0%
Other income(3)	406	363	43	11.8%	564	463	101	21.8%
Rental income	$134,237	$126,508	$7,729	6.1%	$185,164	$140,588	$44,576	31.7%
Our Same Property Portfolio and Total Portfolio rental income increased by $7.7 million, or 6.1%, and $44.6 million, or 31.7%, respectively, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $7.0 million, or 6.8%, and $37.6 million, or 32.5%, respectively, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease of $0.5 million in amortization of net below-market lease intangibles and an increase of $0.4 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 68 properties we acquired between January 1, 2022 and March 31, 2023.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $0.6 million, or 2.9%, and our Total Portfolio tenant reimbursements revenue increased by $6.9 million, or 28.0%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods and higher reimbursable utility expenses and property tax expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 68 properties we acquired between January 1, 2022 and March 31, 2023.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $43 thousand, or 11.8%, and $0.1 million, or 21.8%, respectively, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $27 thousand, or 16.6%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Interest Income
Interest income increased from $1 thousand for the three months ended March 31, 2022 to $0.9 million for the three months ended March 31, 2023, due to an increase in the average cash balance invested in money market accounts and higher interest rates.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $0.7 million, or 2.3%, and $9.4 million, or 28.1%, respectively, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in our Same Property Portfolio property expenses is primarily due to increases in utility expenses, allocated overhead costs driven by higher employee headcount and rising labor costs, property tax expenses and repair and maintenance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 68 properties we acquired between January 1, 2022 and March 31, 2023.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $3.5 million, or 23.6%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2021 and 2022, payroll related costs due to a higher employee headcount and rising labor costs and higher accrued bonus expense.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $0.2 million, or 0.6%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2022, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2022, and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $17.0 million, or 39.9%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the incremental expense from the 68 properties we acquired between January 1, 2022 and March 31, 2023.
Other Expenses
Our Total Portfolio other expenses increased from $38 thousand for the three months ended March 31, 2022 to $0.6 million for three months ended March 31, 2023, primarily due to $0.3 million of construction demolition costs incurred in 2023 and a $0.2 million impairment charge recorded in 2023 to reduce the carrying value of the right-of-use asset related to one of our office space leases resulting from the early termination of our sublease tenant.
Interest Expense
Our Total Portfolio interest expense increased by $4.0 million, or 41.5%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in interest expense is primarily comprised of the following: (i) a $5.5 million increase related to the $400.0 million term loan facility borrowing we completed in July 2022, (ii) a $2.8 million increase related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps, and (iii) a $0.7 million increase related to the current and prior $60.0 million term loans primarily due to the increase in interest rates. These increases were partially offset by the following decreases: (i) a $3.0 million increase in capitalized interest related to repositioning and redevelopment activity, (ii) a $1.4 million decrease related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022, and (iii) a $0.4 million decrease due to a decrease in borrowings under our unsecured revolving credit facility.
Gains on Sale of Real Estate
During the three months ended March 31, 2023, we recognized gains on sale of real estate of $12.1 million from the disposition of one property that was sold for a gross sales price of $17.0 million. During the three months ended March 31, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$63,570	$48,900
Adjustments:
Depreciation and amortization	59,429	42,471
Gains on sale of real estate	12,133	8,486
Funds From Operations (FFO)	$110,866	$82,885
Adjustments:
Acquisition expenses	73	36
Impairment of right-of-use asset	188	—
Amortization of loss on termination of interest rate swaps	59	112
Non-capitalizable demolition costs	340	—
Write-offs of below-market lease intangibles related to terminations(1)	(1,318)	—
Core FFO	110,208	83,033
Less: preferred stock dividends	(2,314)	(2,314)
Less: Core FFO attributable to noncontrolling interests(2)	(4,809)	(3,793)
Less: Core FFO attributable to participating securities(3)	(425)	(296)
Core FFO attributable to common stockholders	$102,660	$76,630
(1)Reflects the write-off of the portion of a below-market lease intangible attributable to below-market fixed rate renewal options that were not exercised due to the termination of the lease at the end of the initial lease term.

(2)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units, Series 2 CPOP Units and Series 3 CPOP Units.
(3)Participating securities include unvested shares of restricted stock, unvested LTIP units and unvested performance units.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2023	2022
Rental income	$185,164	$140,588
Less: Property expenses	42,825	33,429
Net Operating Income	$142,339	$107,159
Amortization of (below) above market lease intangibles, net	(8,290)	(5,091)
Straight line rental revenue adjustment	(7,628)	(6,901)
Cash Net Operating Income	$126,421	$95,167

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$63,570	$48,900
Adjustments:
General and administrative	18,197	14,717
Depreciation and amortization	59,429	42,471
Other expenses	647	38
Interest expense	13,701	9,683
Management and leasing services	(190)	(163)
Interest income	(882)	(1)
Gains on sale of real estate	(12,133)	(8,486)
Net Operating Income	$142,339	$107,159
Amortization of (below) above market lease intangibles, net	(8,290)	(5,091)
Straight line rental revenue adjustment	(7,628)	(6,901)
Cash Net Operating Income	$126,421	$95,167
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$63,570	$48,900
Interest expense	13,701	9,683
Depreciation and amortization	59,429	42,471
Gains on sale of real estate	(12,133)	(8,486)
EBITDAre	$124,567	$92,568
Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At March 31, 2023, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028, $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and

$400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300.0 million of 5.000% Senior Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
As of March 31, 2023, we had:
•Outstanding debt with varying maturities with an aggregate principal amount of $2.3 billion, of which $11.0 million is due within 12 months;
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $377.2 million, of which $78.0 million is due within 12 months;
•Commitments of $179.7 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $26.6 million, of which $2.3 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of March 31, 2023, our cash and cash equivalents were $253.6 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.
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

ATM Program
On February 17, 2023, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “2023 ATM Program”). The 2023 ATM Program replaces our previous $1.0 billion ATM Program, which was established on May 27, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $834.6 million through February 17, 2023.
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
During the three months ended March 31, 2023, we sold 449,227 shares of common stock directly through sales agents under our 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fees.
During the three months ended March 31, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2023 ATM Program with respect to 2,126,824 shares of common stock at a weighted average initial forward sale price of $60.09 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the three months ended March 31, 2023, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2022 under our prior ATM Program and all of the forward equity sale agreements under the 2023 ATM Program by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
As of March 31, 2023, approximately $1.1 billion of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
    Issuance of $300 Million Notes Due 2028 — On March 28, 2023, we completed an underwritten public offering of $300.0 million of 5.000% Senior Notes due 2028. The $300 Million Notes were priced at 98.975% of the principal amount, with a coupon rate of 5.000%. Interest on the $300 Million Notes is payable semiannually on June 15 and December 15 in each year, beginning on June 15, 2023, until the maturity date of June 15, 2028.
We intend to use the net proceeds from this offering for general management activities that may include funding future acquisitions, funding our redevelopment or repositioning activities or the repayment of outstanding indebtedness. Pending application of cash proceeds, we have invested the net proceeds from this offering in interest-bearing accounts and short-term, interest bearing securities in a manner that is consistent with our intention to qualify for taxation as a REIT.
We may redeem the $300 Million Notes at our option and sole discretion, in whole at any time or in part from time to time prior to May 15, 2028 (one month prior to the maturity date of the $300 Million Notes) (the “Par Call Date”), at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest on the $300 Million Notes discounted to the redemption date (assuming the notes matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Third Supplemental Indenture) plus 25 basis points, less (b) interest accrued to the date of redemption, and (ii) 100% of the principal amount of the $300 Million Notes being redeemed. Notwithstanding the foregoing, on or after the Par Call Date, the redemption price will be equal to 100% of the principal amount of the $300 Million Notes being redeemed, plus accrued and unpaid interest.
Settlement of 2022 Forward Equity Offering Sale Agreements — On November 10, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock at an initial forward price of $55.74 per share (the “2022 Forward Offering Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. In December 2022 we partially settled the 2022 Forward Offering Sale Agreements by issuing 3,554,704 shares of common stock, leaving a remaining 8,291,721 shares of common stock for settlement as of December 31, 2022.
During the three months ended March 31, 2023, we settled the outstanding 2022 Forward Offering Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
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
During the three months ended March 31, 2023, we completed the disposition of one property for a gross sales price of $17.0 million and total net cash proceeds of $16.2 million. The net cash proceeds were used to partially fund the acquisition of one property subsequent the three months ended March 31, 2023, through a 1031 Exchange transaction.
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
Investment Grade Rating
Our credit ratings at March 31, 2023, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at March 31, 2023, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of March 31, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. The $300 Million Term Loan matures on May 26, 2027.

Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) 1-month SOFR (“Term SOFR”) plus the applicable margin; (ii) daily Secured Overnight Financing Rate (“SOFR”) plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, if we meet, or do not meet, certain sustainability performance targets, as applicable. In February 2023, after certifying that our sustainability performance target was met for 2022, the applicable margin decreased by 0.040% to 0.685% for the Revolver and 0.760% for the Term Facility and the credit facility fee decreased by 0.010% to 0.115%.
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
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we completed eight acquisitions representing ten properties with a combined 2.0 million rentable square feet of buildings on 114 acres of land, for an aggregate purchase price of $845.5 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $75.0 million of acquisitions under contract or accepted offer. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the three months ended March 31, 2023.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of March 31, 2023, 19 of our properties were under current repositioning and redevelopment and we have a pipeline of eight additional properties for which we anticipate beginning construction work over the next four quarters. We currently estimate that approximately $412.2 million of capital will be required over the next three years (2Q-2023 through 2Q-2025) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program, cash flow from operations and borrowings available under the Revolver.

The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2023
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$28,937	17,793,940	$1.63
Recurring Capital Expenditures(5)	2,194	43,068,798	$0.05
Total Capital Expenditures	$31,131
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
On April 14, 2023, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.38	June 30, 2023	July 17, 2023
OP Units	$0.38	June 30, 2023	July 17, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2023	June 30, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2023	June 30, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	June 15, 2023	June 30, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 15, 2023	June 30, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 15, 2023	June 30, 2023

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2023:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	5/26/2026	(4)	S+0.685%	(5)	5.655%		$—
$400M Term Loan	7/19/2024	(4)	S+0.760%	(5)	4.832%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$300M Term Loan	5/26/2027		S+0.760%	(5)	3.677%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$2,125,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	4/5/2023		n/a		4.080%		$3,802
960-970 Knox Street	11/1/2023		n/a		5.000%		2,283
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,688
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,419
$60M Term Loan	10/27/2024	(8)	S+1.250%	(8)	5.060%	(8)	60,000
5160 Richton Street	11/15/2024		n/a		3.790%		4,122
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,594
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,079
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,874
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,909
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,888
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,978
Total Secured Debt							$125,136
Total Consolidated Debt					3.616%		$2,250,136
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2023, and includes the effect of interest rate swaps that were effective as of March 31, 2023 and interest rate swaps executed in March 2023 with an effective date of April 3, 2023 (assuming they were effective as of March 31, 2023). The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.  Assumes daily SOFR of 4.870% and Term SOFR of 4.802% as of March 31, 2023, as applicable.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $19.4 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2023.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.

(4)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(5)As of March 31, 2023, the interest rates on these loans are comprised of daily SOFR for both the Revolver and $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Loans, depending on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(6)Effective April 3, 2023, daily SOFR for the $400 Million Term Loan is swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(7)As of March 31, 2023, Term SOFR for the $300 Million Term Lon has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(8)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Effective April 3, 2023, Term SOFR for this loan is swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2023:

	Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.3	3.616%	$2,250,136	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	2.8	4.555%	$125,136	6%
Unsecured	5.4	3.560%	$2,125,000	94%
(1)Includes the effect of interest rate swaps that were effective as of March 31, 2023 and interest rate swaps executed in March 2023 with an effective date of April 3, 2023 (assuming they were effective as of March 31, 2023). Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $19.4 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2023.
At March 31, 2023, we had consolidated indebtedness of $2.3 billion, reflecting a net debt to total combined market capitalization of approximately 13.6%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

Debt Covenants
The Credit Agreement, $60 Million Term Loan, $100 Million Notes, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $60 Million Term Loan, maintaining a ratio of secured debt to total asset value of not more than 45%;
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

The $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031 (together the “Registered Notes”) contain the following covenants (as defined in the indentures) that we must comply with:
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
Additionally, subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either S&P, Moody’s or Fitch.
We were in compliance with all of our quarterly debt covenants as of March 31, 2023.
Cash Flows
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Cash provided by operating activities	$119,506	$91,592	$27,914
Cash used in investing activities	$(765,878)	$(471,622)	$(294,256)
Cash provided by financing activities	$879,443	$384,876	$494,567
Net cash provided by operating activities. Net cash provided by operating activities increased by $27.9 million to $119.5 million for the three months ended March 31, 2023, compared to $91.6 million for the three months ended March 31, 2022.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2022, and the increase in Cash NOI from our Same Property Portfolio, partially offset by an increase in cash interest paid.

Net cash used in investing activities. Net cash used in investing activities increased by $294.3 million to $765.9 million for the three months ended March 31, 2023, compared to $471.6 million for the three months ended March 31, 2022. The increase was primarily attributable to a $289.2 million increase in cash paid for property acquisitions and a $17.0 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects, partially offset by $11.0 million lower cash paid for acquisition related deposits.
Net cash provided by financing activities. Net cash provided by financing activities increased by $494.6 million to $879.4 million for the three months ended March 31, 2023, compared to $384.9 million for the three months ended March 31, 2022. The increase was primarily attributable to the following: (i) an increase of $346.9 million in net cash proceeds from the issuance of shares of our common stock and (ii) an increase of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes in March 2023. These increases were partially offset by the following: (i) a decrease of $83.0 million due to higher repayment of borrowings under the Revolver, (ii) a decrease of $42.0 million due to lower cash proceeds from borrowings under the Revolver and (iii) a decrease of $21.9 million due to higher dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding.
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
As of March 31, 2023, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $2.25 billion. Of this total amount, $1.79 billion, or 80%, comprises our fixed-rate debt, and the remaining $460.0 million, or 20%, comprises our variable-rate debt. As of March 31, 2023, the fixed-rate debt amount includes the $300 Million Term Loan, which is variable-rate debt that has been effectively fixed through the use of two interest rate swaps with a combined notional amount of $300.0 million, an effective date of July 27, 2022, a maturity date of May 26, 2027, and which fixes Term SOFR at 2.81725%. Based upon the amount of variable-rate debt outstanding as of March 31, 2023, if SOFR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $2.3 million annually.  If SOFR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $2.3 million annually.
In March 2023, we executed five forward starting interest rate swaps with an aggregate notional amount of $460.0 million to effectively fix our remaining outstanding variable-rate debt. These interest rate swaps fix daily SOFR related to the $400 Million Term Loan at a weighted average rate of 3.97231%, commencing on April 3, 2023 through June 30, 2025, and fix Term SOFR related to the $60 Million Term Loan at 3.71000%, commencing on April 3, 2023 through June 30, 2026. As of April 3, 2023, 100% of our consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps.
Interest risk amounts are our management’s estimates and are determined by considering the effect of hypothetical interest rates on our financial instruments. We calculate interest sensitivity by multiplying the amount of variable rate debt outstanding by the respective change in rate. The sensitivity analysis does not take into consideration future changes in the balances or fair value of our floating rate debt or the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors
Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
The funds in our accounts are held in banks or other financial institutions, and our deposits at these institutions would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. In addition, if any of our tenants or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our tenants, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a tenant may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy. In addition, a tenant could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any tenant bankruptcy or insolvency, or the failure of any tenant to make payments when due, could result in material losses to us and may have a material adverse impact on our business.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	272	$63.27	N/A	N/A
February 1, 2023 to February 28, 2023	181	$63.61	N/A	N/A
March 1, 2023 to March 31, 2023	28,828	$59.66	N/A	N/A
	29,281	$59.72	N/A	N/A
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

3.2	Fifth Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on April 7, 2023)
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on November 9, 2017)
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on September 19, 2019)
3.5	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 21, 2022)
4.1
Third Supplemental Indenture, dated as of March 30, 2023, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed by the registrant on March 30 2023)

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 13, 2023, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein (incorporated by reference to Exhibit 10.30 of Form 10-K, filed by the registrant on February 13, 2023).

10.2
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate (incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the registrant on February 17, 2023).

10.3
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BTIG, LLC (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on February 17, 2023).

10.4
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on February 17, 2023).

10.5
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate (incorporated by reference to Exhibit 1.4 of Form 8-K, filed by the registrant on February 17, 2023).

10.6
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 1.5 of Form 8-K, filed by the registrant on February 17, 2023).

10.7
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC (incorporated by reference to Exhibit 1.6 of Form 8-K, filed by the registrant on February 17, 2023).

10.8
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and JMP Securities LLC (incorporated by reference to Exhibit 1.7 of Form 8-K, filed by the registrant on February 17, 2023).

10.9
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate (incorporated by reference to Exhibit 1.8 of Form 8-K, filed by the registrant on February 17, 2023).

10.10
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate (incorporated by reference to Exhibit 1.9 of Form 8-K, filed by the registrant on February 17, 2023).

10.11
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC (incorporated by reference to Exhibit 1.10 of Form 8-K, filed by the registrant on February 17, 2023).

10.12
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate (incorporated by reference to Exhibit 1.11 of Form 8-K, filed by the registrant on February 17, 2023).

10.13
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. and its affiliate (incorporated by reference to Exhibit 1.12 of Form 8-K, filed by the registrant on February 17, 2023).

Exhibit
10.14
Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities, LLC and its affiliate (incorporated by reference to Exhibit 1.13 of Form 8-K, filed by the registrant on February 17, 2023).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

April 24, 2023	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

April 24, 2023	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

April 24, 2023	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)