Form 10-Q
period 2023-06-30
Rexford Industrial Realty, Inc.
filed 2023-07-24
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 20, 2023 was 206,441,741.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Land	$6,400,698	$5,841,195
Buildings and improvements	3,723,837	3,370,494
Tenant improvements	155,182	147,632
Furniture, fixtures and equipment	132	132
Construction in progress	127,416	110,934
Total real estate held for investment	10,407,265	9,470,387
Accumulated depreciation	(695,129)	(614,332)
Investments in real estate, net	9,712,136	8,856,055
Cash and cash equivalents	136,282	36,786
Rents and other receivables, net	14,126	15,227
Deferred rent receivable, net	103,192	88,144
Deferred leasing costs, net	54,848	45,080
Deferred loan costs, net	4,139	4,829
Acquired lease intangible assets, net	147,990	169,986
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	19,869	11,422
Other assets	19,055	24,973
Acquisition related deposits	8,700	1,625
Total Assets	$10,225,493	$9,259,283
LIABILITIES & EQUITY
Liabilities
Notes payable	$2,227,154	$1,936,381
Accounts payable, accrued expenses and other liabilities	109,881	97,496
Dividends and distributions payable	79,370	62,033
Acquired lease intangible liabilities, net	130,511	147,384
Tenant security deposits	81,163	71,935
Prepaid rents	42,600	20,712
Total Liabilities	2,670,679	2,335,941
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2023 and December 31, 2022 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at June 30, 2023 and December 31, 2022 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 201,041,741 and 189,114,129 shares outstanding at June 30, 2023 and December 31, 2022, respectively	2,010	1,891
Additional paid-in capital	7,311,458	6,646,867
Cumulative distributions in excess of earnings	(298,367)	(255,743)
Accumulated other comprehensive income	16,525	8,247
Total stockholders’ equity	7,187,302	6,556,938
Noncontrolling interests	367,512	366,404
Total Equity	7,554,814	6,923,342
Total Liabilities and Equity	$10,225,493	$9,259,283
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental income	$194,098	$148,987	$379,262	$289,575
Management and leasing services	171	130	361	293
Interest income	1,497	1	2,379	2
TOTAL REVENUES	195,766	149,118	382,002	289,870
OPERATING EXPENSES
Property expenses	44,310	35,405	87,135	68,834
General and administrative	18,267	14,863	36,464	29,580
Depreciation and amortization	58,793	46,609	118,222	89,080
TOTAL OPERATING EXPENSES	121,370	96,877	241,821	187,494
OTHER EXPENSES
Other expenses	306	295	953	333
Interest expense	17,180	10,168	30,881	19,851
TOTAL EXPENSES	138,856	107,340	273,655	207,678
Loss on extinguishment of debt	—	(877)	—	(877)
Gains on sale of real estate	—	—	12,133	8,486
NET INCOME	56,910	40,901	120,480	89,801
Less: net income attributable to noncontrolling interests	(2,717)	(2,290)	(5,781)	(4,774)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	54,193	38,611	114,699	85,027
Less: preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: earnings allocated to participating securities	(318)	(203)	(638)	(404)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51,560	$36,093	$109,432	$79,994
Net income attributable to common stockholders per share - basic	$0.26	$0.22	$0.55	$0.49
Net income attributable to common stockholders per share - diluted	$0.26	$0.22	$0.55	$0.49
Weighted average shares of common stock outstanding - basic	200,610,890	164,895,701	198,003,415	162,774,059
Weighted average shares of common stock outstanding - diluted	200,667,250	165,200,577	198,237,614	163,136,372

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,910	$40,901	$120,480	$89,801
Other comprehensive income (loss): cash flow hedge adjustments	13,895	716	8,553	7,167
Comprehensive income	70,805	41,617	129,033	96,968
Comprehensive income attributable to noncontrolling interests	(3,204)	(2,306)	(6,056)	(5,041)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$67,601	$39,311	$122,977	$91,927

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	$155,676	200,784,130	$2,008	$7,299,837	$(273,849)	$3,117	$7,186,789	$371,521	$7,558,310
Share-based compensation	—	11,837	—	1,947	—	—	1,947	6,279	8,226
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(731)	—	(40)	—	—	(40)	—	(40)
Conversion of OP Units to common stock	—	246,505	2	9,714	—	—	9,716	(9,716)	—
Net income	2,315	—	—	—	51,878	—	54,193	2,717	56,910
Other comprehensive income	—	—	—	—	—	13,408	13,408	487	13,895
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,315)	—	—	—	—	—	(2,315)	—	(2,315)
Preferred unit distributions	—	—	—	—	—	—	—	(802)	(802)
Common stock dividends ($0.38 per common share)	—	—	—	—	(76,396)	—	(76,396)	—	(76,396)
Common unit distributions	—	—	—	—	—	—	—	(2,974)	(2,974)
Balance at June 30, 2023	$155,676	201,041,741	$2,010	$7,311,458	$(298,367)	$16,525	$7,187,302	$367,512	$7,554,814

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342
Issuance of common stock	—	11,504,656	115	656,544	—	—	656,659	—	656,659
Offering costs	—	—	—	(4,062)	—	—	(4,062)	—	(4,062)
Share-based compensation	—	189,685	2	3,533	—	—	3,535	13,064	16,599
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(30,012)	—	(1,788)	—	—	(1,788)	—	(1,788)
Conversion of OP units to common stock	—	263,283	2	10,364	—	—	10,366	(10,366)	—
Net income	4,629	—	—	—	110,070	—	114,699	5,781	120,480
Other comprehensive income	—	—	—	—	—	8,278	8,278	275	8,553
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(1,604)	(1,604)
Common stock dividends ($0.76 per common share)	—	—	—	—	(152,694)	—	(152,694)	—	(152,694)
Common unit distributions	—	—	—	—	—	—	—	(6,042)	(6,042)
Balance at June 30, 2023	$155,676	201,041,741	$2,010	$7,311,458	$(298,367)	$16,525	$7,187,302	$367,512	$7,554,814

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	10,369,893	104	735,919	—	—	736,023	—	736,023
Offering costs	—	—	—	(11,246)	—	—	(11,246)	—	(11,246)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	125,114	1	2,654	—	—	2,655	10,026	12,681
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,238)	—	(2,025)	—	—	(2,025)	—	(2,025)
Conversion of units to common stock	—	87,168	1	3,225	—	—	3,226	(3,226)	—
Net income	4,629	—	—	—	80,398	—	85,027	4,774	89,801
Other comprehensive income	—	—	—	—	—	6,900	6,900	267	7,167
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(1,521)	(1,521)
Common stock dividends ($0.63 per share)	—	—	—	—	(105,866)	—	(105,866)	—	(105,866)
Common unit distributions	—	—	—	—	—	—	—	(4,549)	(4,549)
Balance at June 30, 2022	$155,676	171,064,419	$1,711	$5,556,819	$(216,588)	$(2,974)	$5,494,644	$357,054	$5,851,698

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,480	$89,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,222	89,080
Amortization of (below) above market lease intangibles, net	(14,522)	(11,217)
Amortization of debt issuance costs	1,855	1,083
Amortization of discount (premium) on notes payable, net	269	123
Impairment of right-of-use asset	188	—
Loss on extinguishment of debt	—	877
Gains on sale of real estate	(12,133)	(8,486)
Equity based compensation expense	16,134	12,394
Straight-line rent	(16,281)	(15,342)
Payments for termination/settlement of interest rate derivatives	(161)	(589)
Amortization related to termination/settlement of interest rate derivatives	265	274
Change in working capital components:
Rents and other receivables	1,112	1,987
Deferred leasing costs	(10,401)	(3,140)
Other assets	5,865	5,636
Accounts payable, accrued expenses and other liabilities	(1,660)	(607)
Tenant security deposits	1,342	3,641
Prepaid rents	(7,885)	(2,608)
Net cash provided by operating activities	202,689	162,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(811,162)	(992,482)
Capital expenditures	(92,086)	(55,217)
Payments for deposits on real estate acquisitions, net	(8,700)	(17,850)
Proceeds from sale of real estate	16,239	15,315
Net cash used in investing activities	(895,709)	(1,050,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	652,597	724,777
Proceeds from borrowings	646,925	1,252,000
Repayment of borrowings	(354,544)	(991,185)
Debt issuance costs	(3,042)	(5,513)
Dividends paid to preferred stockholders	(4,629)	(4,629)
Dividends paid to common stockholders	(135,868)	(90,504)
Distributions paid to common unitholders	(5,531)	(3,754)
Distributions paid to preferred unitholders	(1,604)	(1,521)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,788)	(2,025)
Net cash provided by financing activities	792,516	877,646
Increase (decrease) in cash, cash equivalents and restricted cash	99,496	(9,681)
Cash, cash equivalents and restricted cash, beginning of period	36,786	43,998
Cash, cash equivalents and restricted cash, end of period	$136,282	$34,317

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $9,874 and $4,402 for the six months ended June 30, 2023 and 2022, respectively)	$26,908	$18,482
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$6,363
Issuance of OP Units in connection with acquisition of real estate	$—	$56,167
Issuance of 3.00% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$12,000
Accrual for capital expenditures	$38,977	$16,420
Accrual of dividends and distributions	$79,370	$56,300
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial property.  As of June 30, 2023, our consolidated portfolio consisted of 365 properties with approximately 44.2 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2023 and December 31, 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$36,786	$43,987
Restricted cash	—	11
Cash, cash equivalents and restricted cash, beginning of period	$36,786	$43,998

Cash and cash equivalents	$136,282	$34,317
Restricted cash	—	—
Cash, cash equivalents and restricted cash, end of period	$136,282	$34,317
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it was vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2023, we used discount rates ranging from 6.00% to 9.50% and exit capitalization rates ranging from 4.75% to 7.75%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs.  Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2023, we used an estimated average lease-up period ranging from six months to eighteen months.

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
We capitalized interest costs of $4.9 million and $2.4 million during the three months ended June 30, 2023 and 2022, respectively, and $9.9 million and $4.4 million during the six months ended June 30, 2023 and 2022, respectively. We capitalized real estate taxes and insurance costs aggregating $1.5 million and $1.3 million during the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $2.3 million during the six months ended June 30, 2023 and 2022, respectively. We capitalized compensation costs for employees who provide construction services of $2.7 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively, and $5.2 million and $4.1 million during the six months ended June 30, 2023 and 2022, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of June 30, 2023 and December 31, 2022, we did not have any properties classified as held for sale.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three and six months ended June 30, 2023 and 2022, there were no impairment charges recorded to the carrying value of our properties. In connection with the early termination of a sublease for one of our office space leases in February 2023, we recorded a $0.2 million impairment charge during the first quarter of 2023 to reduce the carrying value of the related ROU asset. The impairment charge is presented in “Other expenses” in the consolidated statements of operations. See also “Note 6 – Leases” for details.
Income Taxes
We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our activities. If we fail to qualify as a REIT in any taxable year and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular federal corporate income tax, including any applicable alternative minimum tax on our taxable income.
We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular federal corporate income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2023, and December 31, 2022, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases, including deferred rent receivables arising from straight-line recognition of rental income. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.2 million as a net reduction adjustment and $0.2 million as a net increase adjustment to rental income for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million as a net reduction adjustment and $0.2 million as a net increase adjustment to rental income for the six months ended June 30, 2023 and 2022, respectively, in the consolidated statements of operations.

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
3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the six months ended June 30, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
16752 Armstrong Avenue	Orange County - Airport	1/6/2023	81,600	1	$40,000
10545 Production Avenue	San Bernardino - Inland Empire West	1/30/2023	1,101,840	1	365,000
3520 Challenger Street	Los Angeles - South Bay	2/28/2023	49,336	1	14,200
9000 Airport Boulevard(2)	Los Angeles - South Bay	3/28/2023	38,680	1	143,000
9223-33 & 9323 Balboa Avenue and 4285 Ponderosa Avenue(3)	San Diego - Central	3/30/2023	515,382	5	200,000
13925 Benson Avenue	San Bernardino - Inland Empire West	4/7/2023	38,143	1	27,500
19301 Santa Fe Avenue	Los Angeles - South Bay	4/14/2023	41,638	3	14,600
2395-2399 Bateman Avenue	Los Angeles - San Gabriel Valley	4/21/2023	134,952	3	41,203
Total 2023 Property Acquisitions			2,001,571	16	$845,503
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $4.2 million of capitalized closing costs and acquisition related costs, the total aggregate initial investment was $849.7 million. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents the acquisition of 18.4 acres of industrial zoned land.
(3)Represents the acquisition of three properties in one consolidated transaction.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2023 Acquisitions
Assets:
Land	$565,124
Buildings and improvements	278,442
Tenant improvements	3,025
Acquired lease intangible assets(1)	3,088
Other acquired assets(2)	909
Total assets acquired	$850,588

Liabilities:
Other assumed liabilities(3)	$37,801
Total liabilities assumed	$37,801
Net assets acquired	$812,787
(1)Acquired lease intangible assets is comprised of (i) $3.0 million of in-place lease intangibles with a weighted average amortization period of 5.2 years and (ii) $0.1 million of above-market lease intangibles with a weighted average amortization period of 5.2 years.
(2)Includes other working capital assets acquired at the time of acquisition.
(3)Includes $29.6 million of prepaid rent paid by seller/tenants in sale-leaseback transactions and other liabilities assumed at the time of acquisition.
Dispositions
The following table summarizes information related to the property that was sold during the six months ended June 30, 2023.

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

4.    Acquired Lease Intangibles
    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	June 30, 2023	December 31, 2022
Acquired Lease Intangible Assets:
In-place lease intangibles	$313,039	$315,842
Accumulated amortization	(189,848)	(172,883)
In-place lease intangibles, net	$123,191	$142,959

Above-market tenant leases	$25,598	$26,851
Accumulated amortization	(13,564)	(12,671)
Above-market tenant leases, net	$12,034	$14,180

Below-market ground lease	$12,977	$12,977
Accumulated amortization	(212)	(130)
Below-market ground lease, net	$12,765	$12,847
Acquired lease intangible assets, net	$147,990	$169,986

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(217,450)	$(220,646)
Accumulated accretion	86,939	73,262
Below-market tenant leases, net	$(130,511)	$(147,384)
Acquired lease intangible liabilities, net	$(130,511)	$(147,384)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
In-place lease intangibles(1)	$11,754	$10,160	$22,733	$18,298
Net below-market tenant leases(2)	$(6,273)	$(6,168)	$(14,604)	$(11,265)
Below-market ground leases(3)	$41	$41	$82	$48
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

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.685%	(2)	5.875%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.760%	(2)	4.832%	(5)	7/19/2024	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.677%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	—	n/a		5.000%		6/15/2028
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$2,125,000	$1,825,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(7)	$—	$3,832	n/a		4.080%		4/5/2023
960-970 Knox Street(7)	2,259	2,307	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(7)	3,663	3,712	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,377	2,462	n/a		4.190%		5/1/2024
$60M Term Loan(8)	60,000	60,000	S+1.250%		5.060%	(8)	10/27/2024
5160 Richton Street(7)	4,091	4,153	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,576	2,612	n/a		4.330%		11/15/2024
701-751 Kingshill Place(7)	7,048	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	14,783	14,965	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,890	3,928	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,839	1,935	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	2,946	3,009	n/a		4.140%		8/1/2039
Total Secured Debt	$120,972	$125,515
Total Unsecured and Secured Debt	$2,245,972	$1,950,515
Less: Unamortized premium/discount and debt issuance costs(10)	(18,818)	(14,134)
Total	$2,227,154	$1,936,381
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2023, and includes the effect of interest rate swaps that were effective as of June 30, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts, or the impact of swaps that will be effective subsequent to June 30, 2023.

(2)As of June 30, 2023, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of June 30, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.
(4)The unsecured revolving credit facility has two six-month extensions, and the $400.0 million unsecured term loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(5)Effective April 3, 2023, daily SOFR for our $400.0 million unsecured term loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(6)As of June 30, 2023, Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
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
(8)The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions. Loan has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Effective April 3, 2023, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin.
(9)Fixed monthly payments of interest only.
(10)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of June 30, 2023, and does not consider extension options available to us as noted in the table above (in thousands):

July 1, 2023 - December 31, 2023	$2,947
2024	473,403
2025	100,973
2026	7,587
2027	444,078
Thereafter	1,216,984
Total	$2,245,972
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
    Credit Agreement
As of June 30, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
On June 30, 2023, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.

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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of June 30, 2023, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly debt covenants as of June 30, 2023.

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
    For the three and six months ended June 30, 2023, we recognized $187.9 million and $364.7 million of rental income related to operating lease payments, of which $155.0 million and $299.8 million are for fixed lease payments and $32.9 million and $64.9 million are for variable lease payments, respectively. For the comparable three and six month-period ended June 30, 2022, we recognized $142.8 million and $278.3 million of rental income related to operating lease payments, of which $116.9 million and $227.4 million were for fixed lease payments and $25.9 million and $50.9 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2023 (in thousands):

Twelve Months Ended June 30,
2024	$583,243
2025	519,441
2026	432,535
2027	335,248
2028	258,496
Thereafter	953,675
Total	$3,082,638
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of June 30, 2023, our office space leases have current remaining lease terms ranging from approximately two years to five years with options to renew for an additional term of five years each. As of June 30, 2023, we also have two ground leases, one of which is a lease we assumed in the acquisition of 2970 East 50th Street in March 2022 which has a current remaining lease term of approximately 37.5 years and four additional ten-year options to renew. The second ground lease is for a parcel of land that is adjacent to one of our properties and is used as a parking lot. This ground lease has a current remaining term of less than one year and two additional ten-year options to renew.
In November 2021, we executed a sublease agreement for one of our leased office spaces as a result of the implementation of a work from home flexibility program in 2021. In February 2023, the sublease was terminated prior to its September 2025 expiration. As a result, we recorded a $0.2 million impairment charge for the write down of the ROU asset associated with the original office space lease during the six months ended June 30, 2023, which is included in “Other expenses” in the accompanying consolidated statements of operations, with a corresponding adjustment to “Other assets” in the consolidated balance sheets.
    As of June 30, 2023, total ROU assets and lease liabilities were approximately $7.6 million and $9.9 million, respectively. As of December 31, 2022, total ROU assets and lease liabilities were approximately $8.5 million and $10.9 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost(1) (in thousands)	2023	2022	2023	2022
Operating lease cost	$442	$483	$926	$932
Variable lease cost	35	37	68	60
Sublease income	—	(67)	—	(134)
Total lease cost	$477	$453	$994	$858
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$585	$497	$1,168	$906
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$6,363

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term(1)	39.5 years	36.5 years
Weighted-average discount rate(2)	3.80%	3.77%
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

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of June 30, 2023 (in thousands):

June 30, 2023
July 1, 2023 - December 31, 2023	$1,140
2024	2,297
2025	1,122
2026	681
2027	696
Thereafter	20,051
Total undiscounted lease payments	$25,987
Less imputed interest	(16,090)
Total lease liabilities	$9,897

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at June 30, 2023 and December 31, 2022 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$6,635	$5,720
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$6,618	$5,702
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$—	$2,777	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$—	$1,423	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$—	$1,449	$—
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$—	$967	$—
(1)The fair value of derivative assets is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.
Transactions
On March 21, 2023, we executed four forward starting interest rate swap transactions with an aggregate notional value of $400.0 million to manage our exposure to changes in daily SOFR related to a portion of our variable-rate debt. These swaps, which became effective on April 3, 2023 and mature on June 30, 2025, fix daily SOFR at a weighted average rate of 3.97231%. In addition, we also executed an interest rate swap transaction with a notional value of $60.0 million to manage our exposure to changes in Term SOFR related to a portion of our variable-rate debt. This swap, which became effective on April 3, 2023 and matures on July 30, 2026, fixes Term SOFR at a rate of 3.71%. We have designated these interest rate swaps as cash flow hedges.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$16,563	$123	$12,357	$5,417
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”(1)	$2,668	$(593)	$3,804	$(1,750)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$17,180	$10,168	$30,881	$19,851
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
As of June 30, 2023, we estimate that approximately $12.4 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next 12 months.
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

8.    Fair Value Measurements
    ASC Topic 820: Fair Value Measurement (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
    The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2023 and December 31, 2022, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Interest Rate Swap Asset	$19,869	$—	$19,869	$—
December 31, 2022
Interest Rate Swap Asset	$11,422	$—	$11,422	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
June 30, 2023	$2,040,062	$—	$—	$2,040,062	$2,227,154
December 31, 2022	$1,740,745	$—	$—	$1,740,745	$1,936,381

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, in management and leasing services revenue.

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
    As of June 30, 2023, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of June 30, 2023, we had commitments of approximately $227.1 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
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
    Concentration of Properties in Southern California
    As of June 30, 2023, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the six months ended June 30, 2023, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Equity
Preferred Stock
At June 30, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			June 30, 2023		December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
During the three months ended June 30, 2023, we did not sell any shares of common stock directly through sales agents under the 2023 ATM Program. During the six months ended June 30, 2023, we sold 449,227 shares of common stock directly through sales agents under the 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fees.
During the three months ended June 30, 2023, we did not enter into any forward equity sale agreements under the 2023 ATM Program. During the six months ended June 30, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2023 ATM Program with respect to 2,126,824 shares of common stock at a weighted average initial forward sale price of $60.09 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the six months ended June 30, 2023, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2022 under our previous ATM Program and all of the forward equity sale agreements under the 2023 ATM Program by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
As of June 30, 2023, approximately $1.1 billion of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

May 2023 Forward Equity Offering
On May 10, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 13,500,000 shares of common stock (the “May 2023 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 13,500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering. The net forward sale price that we will receive upon physical settlement of the agreements, which was initially $55.24 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
As of June 30, 2023, we had not settled any of the May 2023 Forward Sale Agreements and currently expect to physically settle the 13,500,000 shares under the May 2023 Forward Sales Agreements by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of October 11, 2024. As of June 30, 2023, the net forward sale price was $55.16 and would result in $744.7 million in cash proceeds upon physical settlement of the shares under the May 2023 Forward Sales Agreements. See “Note 14 – Subsequent Events” for details related to the partial settlement of the May 2023 Forward Sales Agreements subsequent to June 30, 2023.
Settlement of 2022 Forward Equity Offering Sale Agreements
On November 10, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock at an initial forward price of $55.74 per share (the “2022 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. In December 2022, we partially settled the 2022 Forward Sale Agreements by issuing 3,554,704 shares of common stock, leaving a remaining 8,291,721 shares of common stock for settlement as of December 31, 2022.
During the first quarter of 2023, we settled the outstanding 2022 Forward Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the six months ended June 30, 2023 and 2022, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Six Months Ended June 30,
	2023	2022
Accumulated other comprehensive income (loss) - beginning balance	$8,247	$(9,874)
Other comprehensive income before reclassifications	12,357	5,417
Amounts reclassified from accumulated other comprehensive (income) loss to interest expense	(3,804)	1,750
Net current period other comprehensive income	8,553	7,167
Less: other comprehensive income attributable to noncontrolling interests	(275)	(267)
Other comprehensive income attributable to common stockholders	8,278	6,900
Accumulated other comprehensive income (loss) - ending balance	$16,525	$(2,974)
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

Operating Partnership Units
As of June 30, 2023, noncontrolling interests included 5,610,146 OP Units, 800,056 fully-vested LTIP units and 940,847 fully-vested performance units, and represented approximately 3.5% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 12 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the six months ended June 30, 2023, 263,283 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $10.4 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of June 30, 2023, a total of 1,408,400 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the six months ended June 30, 2023:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2023	274,416	$56.92	313,051	$54.84
Granted	202,197	$59.08	64,705	$57.24
Forfeited	(12,512)	$64.66	—	$—
Vested(1)	(103,068)	$52.62	(53,072)	$55.81
Balance at June 30, 2023	361,033	$59.09	324,684	$55.16
(1)During the six months ended June 30, 2023, 30,012 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2023:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2023 - December 31, 2023	7,057	127,120	476,915
2024	138,119	105,022	366,004
2025	98,865	74,010	673,188
2026	72,396	12,040	—
2027	44,596	6,492	—
Total	361,033	324,684	1,516,107
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expensed share-based compensation(1)	$7,956	$6,342	$16,134	$12,394
Capitalized share-based compensation(2)	270	164	465	287
Total share-based compensation	$8,226	$6,506	$16,599	$12,681
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and six months ended June 30, 2023 and 2022, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of June 30, 2023, total unrecognized compensation cost related to all unvested share-based awards was $51.2 million and is expected to be recognized over a weighted average remaining period of 27 months.

13.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$56,910	$40,901	$120,480	$89,801
Less: Preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: Net income attributable to noncontrolling interests	(2,717)	(2,290)	(5,781)	(4,774)
Less: Net income attributable to participating securities	(318)	(203)	(638)	(404)
Net income attributable to common stockholders – basic and diluted	$51,560	$36,093	$109,432	$79,994

Denominator:
Weighted average shares of common stock outstanding – basic	200,610,890	164,895,701	198,003,415	162,774,059
Effect of dilutive securities	56,360	304,876	234,199	362,313
Weighted average shares of common stock outstanding – diluted	200,667,250	165,200,577	198,237,614	163,136,372

Earnings per share — Basic
Net income attributable to common stockholders	$0.26	$0.22	$0.55	$0.49
Earnings per share — Diluted
Net income attributable to common stockholders	$0.26	$0.22	$0.55	$0.49
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

14.    Subsequent Events
    Acquisitions
The following table summarizes the properties we acquired subsequent to June 30, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)(1)
27712 & 27756 Avenue Mentry	Los Angeles - San Fernando Valley	7/13/2023	220,752	2	$38,010
5630 Cerritos Avenue	Orange County - West	7/14/2023	76,032	1	21,350
9400-9500 Santa Fe Springs Road	Los Angeles - Mid-Counties	7/20/2023	595,304	2	210,000
Total Subsequent Acquisitions			892,088	5	$269,360
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs.
Dividends and Distributions Declared
On July 17, 2023, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.38	September 29, 2023	October 16, 2023
OP Units	$0.38	September 29, 2023	October 16, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2023	September 29, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2023	September 29, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2023	September 29, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2023	September 29, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 15, 2023	September 29, 2023
Partial Settlement of May 2023 Forward Sale Agreements
In July 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 5,400,000 shares of common stock in exchange for net proceeds of $298.4 million, based on a weighted average forward price of $55.26 per share at settlement.

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
•risks associated with redevelopment and repositioning activities, including the possibility that costs may exceed original estimates, the time to complete a project or to lease up the completed project may be greater than originally anticipated or changes in entitlements or laws may impact or prevent execution of intended projects;
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
As of June 30, 2023, our consolidated portfolio consisted of 365 properties with approximately 44.2 million rentable square feet.
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
2023 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 36.8% to $109.4 million for the six months ended June 30, 2023, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 33.3% to $211.1 million for the six months ended June 30, 2023, compared to the prior year.
•Net operating income (NOI)(1) increased by 32.3% to $292.1 million for the six months ended June 30, 2023, compared to the prior year.
•Total portfolio occupancy at June 30, 2023 was 94.0%.
•Same Property Portfolio(2) average occupancy for the six months ended June 30, 2023 was 98.0% and ending occupancy at June 30, 2023 was 98.1%.
•Executed a total of 251 new and renewal leases with a combined 3.9 million rentable square feet, with leasing spreads of 87.4% on a GAAP basis and 66.3% on a cash basis.
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
•During the second quarter of 2023, we completed the acquisition of three properties with 0.2 million rentable square feet of buildings on 15 acres of land for an aggregate purchase price of $83.3 million.
•Subsequent to June 30, 2023, we completed the acquisition of three properties with 0.9 million rentable square feet of building on 35.5 acres of land for an aggregate purchase price of $269.4 million.
Dispositions
•During the first quarter of 2023, we sold one property with 48,394 rentable square feet for a gross sales price of $17.0 million and recognized $12.1 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the second quarter of 2023, we stabilized four of our repositioning/redevelopment properties located at 12821 Knott Street, 14100 Vine Place and 15601 Avalon Boulevard, which have a combined 374,564 rentable square feet, and 12133 Greenstone Avenue, a single-tenant container storage facility on 4.8 acres of land.
•During the second quarter of 2023, we completed construction of two of our repositioning/redevelopment properties located at 20851 Currier Road and 12752-12822 Monarch Street. As of June 30, 2023, these two properties and our property located at 8210-8240 Haskell Avenue, were in the lease-up stage.
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
•During the second quarter of 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 13,500,000 shares of our common stock at an initial forward sale price $55.24 per share, or $745.7 million.
•Subsequent to June 30, 2023, in July 2023, we partially settled the outstanding forward equity sale agreements related to the public offering by issuing 5,400,000 shares of common stock in exchange for net proceeds of $298.4 million.
•As of the date of this filing we had 8,100,000 shares of common stock, or approximately $447.9 million of forward net proceeds remaining for settlement prior to October 11, 2024, based on a weighted average forward sale price of $55.30 per share.
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
The infill Southern California industrial real estate sector continues to exhibit strong long-term fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, generally operating at approximately 98% occupancy, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. Meanwhile, underlying tenant demand within our infill target markets continues to be healthy, illustrated or driven by strong re-leasing spreads and renewal activity, a dynamic regional economy, growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. That said, economic uncertainties as a result of inflation and higher interest rates along with fluctuations of west coast port activity, port labor relations and the normalization of market vacancy and rent growth could impact future demand, rental rates and vacancy within our infill Southern California market.
Tenant demand remains healthy within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the second quarter of 2023 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from historical years (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction and logistics, as well as by an emerging electric vehicle industry, among other sectors. We continue to observe a notable volume of ecommerce-oriented tenants securing space within our portfolio, in part driven by the impacts of the COVID-19 pandemic, which accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution and local omnichannel retail fulfillment are driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand.
We believe our portfolio’s leasing performance during the second quarter of 2023 has generally outpaced that of the infill markets within which we operate, although, as discussed in more detail below, our target infill markets continue to operate at high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following are general market conditions and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, market fundamentals were generally stable during the second quarter of 2023. Vacancy increased slightly quarter-over-quarter compared to the Company’s Same Property Portfolio which increased 20 basis points compared to the prior quarter. Vacancy remains at relatively low levels, and average asking lease rates were flat quarter-over-quarter, after reaching a record high in the prior quarter, as demand remained steady. Occupancy still remains at near capacity levels and new development is limited by a lack of land availability and an increase in land and development costs.

In Orange County, market fundamentals remained strong during the second quarter of 2023. Average asking lease rates increased quarter-over-quarter and vacancy increased slightly quarter-over-quarter while still remaining at near-record low vacancy levels. Current market conditions are expected to remain solid due to consistent demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased quarter-over-quarter in part due to the volume of construction deliveries in the 100,000 to 250,000 square foot range. In contrast, vacancy in the Company’s Same Property Portfolio only increased by 10 basis points compared to the prior quarter driven by the Company’s limited exposure to unit sizes that are experiencing an increase in supply in the Inland Empire West Market. Average taking lease rates in the market decreased slightly quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy increased quarter-over-quarter while still remaining below pre-COVID levels and average asking lease rates increased quarter-over-quarter.
In Ventura County, vacancy increased quarter-over-quarter and average asking lease rates decreased quarter-over-quarter.
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
As of June 30, 2023, 20 of our properties were under current repositioning or redevelopment and three of our properties were in the lease-up stage. In addition, we have a pipeline of nine additional properties for which we anticipate beginning repositioning/redevelopment construction work between the third quarter of 2023 and the second quarter of 2025. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2022 and 2023, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. Furthermore, we estimate that over the next four years we have up to approximately 6.0 million rentable square feet of additional repositioning/redevelopment projects embedded in our portfolio that are not currently listed in the tables below. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 6/30/2023
Current Repositioning:
19431 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2022	3Q-2023	100%(3)
2800 Casitas Avenue (SF Valley)	LA	116,158	116,158	1Q-2023	3Q-2023	—%
444 Quay Avenue (South Bay)	LA	26,700	26,700	1Q-2023	4Q-2023	—%
11308-11350 Penrose Street (SF Valley)	LA	151,011	71,547	1Q-2023	1Q-2024	53%
500 Dupont Avenue (IE - West)	SB	274,852	274,852	1Q-2023	2Q-2024	—%
9755 Distribution Avenue (Central SD)	SD	47,666	23,726	2Q-2023	3Q-2023	50%
4039 Calle Platino (North County SD)	SD	143,552	73,696	2Q-2023	4Q-2023	49%
Total Current Repositioning		759,939	586,679

Lease-up (Repositioning):
8210-8240 Haskell Avenue (SF Valley)	LA	52,934	52,934	1Q-2022	1Q-2023	28%
20851 Currier Road (SG Valley)	LA	59,412	59,412	1Q-2023	2Q-2023	—%
Total Lease-up (Repositioning)		112,346	112,346

Future Repositioning:
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258	3Q-2023	1Q-2024	100%
2880 Ana Street (South Bay)	LA	LAND	LAND	3Q-2023	1Q-2024	100%
8902-8940 Activity Road (Central SD)	SD	112,876	13,950	3Q-2023	1Q-2024	100%
Total Future Repositioning		248,134	149,208

– See footnotes starting on page 44 –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(4)	Start	Completion	Total Property Leased % at 6/30/2023
Current Redevelopment:
1055 Sandhill Avenue (South Bay)	LA	127,857	3Q-2021	1Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	3Q-2024	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	1Q-2024	—%
1901 Via Burton (North OC)	OC	139,449	1Q-2022	1Q-2024	—%
3233 Mission Oaks Boulevard (Ventura)(5)	VC	117,358	2Q-2022	2Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498	3Q-2022	1Q-2024	—%
8888-8892 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	3Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483	4Q-2022	1Q-2024	—%
4416 Azusa Canyon Road (SG Valley)	LA	130,063	4Q-2022	2Q-2024	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,447	4Q-2022	2Q-2024	—%
3071 Coronado Street (North OC)	OC	105,173	1Q-2023	1Q-2024	—%
15010 Don Julian Road (SG Valley)	LA	219,242	1Q-2023	2Q-2024	—%
21515 Western Avenue (South Bay)	LA	84,100	2Q-2023	4Q-2024	—%
Total Current Redevelopment		1,713,960

Lease-up (Redevelopment):
12752-12822 Monarch St. (West OC)(6)	OC	163,864	1Q-2022	2Q-2023	See note (6)
Total Lease-up (Redevelopment)		163,864

Future Redevelopment:
12772 San Fernando Road (SF Valley)	LA	143,421	3Q-2023	3Q-2024	52%
19900 Plummer Street (SF Valley)	LA	79,900	3Q-2023	4Q-2024	100%
17907-18001 Figueroa Street (South Bay)	LA	76,722	4Q-2023	4Q-2024	95%
1500 Raymond Avenue (North OC)	OC	138,497	4Q-2023	1Q-2025	—%
13711 Freeway Drive (Mid-Counties)	LA	104,500	1Q-2024	2Q-2025	100%
404-430 Berry Way (North OC)	OC	147,000	2Q-2025	2Q-2026	—%
Total Future Redevelopment		690,040

– See footnotes starting on page 44 –

Stabilized(7)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 6/30/2023
12821 Knott Street (West OC)(8)	OC	165,171	2Q-2023	100%
12133 Greenstone Avenue (Mid-Counties)	LA	LAND	2Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	122,514	2Q-2023	100%
15601 Avalon Boulevard (South Bay)	LA	86,879	2Q-2023	100%
Total 2023 Stabilized		374,564

29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
11600 Los Nietos Road (Mid-Counties)	LA	106,251	3Q-2022	100%
3441 MacArthur Blvd. (OC Airport)	OC	124,102	3Q-2022	100%
415-435 Motor Avenue (SG Valley)	LA	94,321	4Q-2022	100%
15650-15700 Avalon Blvd. (South Bay)	LA	98,259	4Q-2022	100%
19475 Gramercy Place (South Bay)	LA	47,712	4Q-2022	100%
Total 2022 Stabilized		644,512

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
(3)As of June 30, 2023, 19431 Santa Fe Avenue has been leased and the tenant is occupying a portion of the property. The tenant is expected to take full occupancy in the fourth quarter of 2023, subject to completion of repositioning work.
(4)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(5)As of June 30, 2023, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to construct one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(6)As of June 30, 2023, 12752-12822 Monarch Street comprises 275,189 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that were not redeveloped. We repositioned 65,968 rentable square feet, and demolished 99,925 rentable square feet and constructed a new 97,896 rentable square feet building in its place.
(7)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(8)At 12821 Knott Street, we repositioned the existing 120,800 rentable square foot building and constructed 45,171 rentable square feet of new warehouse space.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $4.9 million and $9.9 million of interest expense and $1.5 million and $3.1 million of insurance and real estate tax expenses during the three and six months ended June 30, 2023, respectively, related to our repositioning and redevelopment projects.

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
Occupancy Rates
As of June 30, 2023, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.0% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.3% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of June 30, 2023, 20 of our properties with a combined 2.3 million of estimated rentable square feet at completion are under current repositioning or redevelopment, three properties with a combined 0.3 million of rentable square feet are in lease-up, and we have a near-term pipeline of nine repositioning and redevelopment projects with a combined 0.8 million of estimated rentable square feet at completion. Additionally, we have 0.4 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 3.4% of our total consolidated portfolio square footage as of June 30, 2023. Including vacant space at these properties, our weighted average occupancy rate as of June 30, 2023 in our Los Angeles, Orange County and San Bernardino markets was 94.9%, 91.3% and 91.9%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of June 30, 2023, in these markets was 97.2%, 98.5% and 96.4%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the last several years, the Los Angeles, Orange County, San Bernardino and San Diego markets have continued to show historically low vacancy and positive absorption, resulting from the combination of sustained high tenant demand and low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain healthy through the remainder of 2023, and the long-term opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and six months ended June 30, 2023:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2023	54	522,288	3.6	$21.41	108.8%	87.6%
Q2-2023	53	961,235	5.8	$21.67	83.8%	66.9%
Total/Weighted Average	107	1,483,523	5.0	$21.58	96.2%	77.3%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2023	68	1,254,005	4.1	$22.02	74.9%	54.5%	136	2,461,943	83.3%
Q2-2023	76	1,165,452	4.3	$20.72	100.2%	76.8%	144	2,065,869	70.9%
Total/Weighted Average	144	2,419,457	4.2	$21.40	85.5%	63.9%	280	4,527,812	76.9%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2023, exclude 35 leases aggregating 930,923 rentable square feet for which there was no comparable lease data. Of these 35 excluded leases, 25 leases for 689,416 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2023, exclude four leases aggregating 64,220 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(6)Includes leases totaling 1,111,373 rentable square feet that expired during the six months ended June 30, 2023, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
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

Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of June 30, 2023, we have 20 current repositioning/redevelopment projects with estimated construction completion periods ranging from the third quarter of 2023 through the fourth quarter of 2024, and an additional nine repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the second quarter of 2026. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2023, for each of the 10 full and partial calendar years beginning with 2023 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,158,658	2.6%	$—	—%	$—
Repositioning/Redevelopment(6)	—	1,500,745	3.4%	—	—%	$—
MTM Tenants	8	176,846	0.4%	2,392	0.4%	$13.53
Remainder of 2023	183	2,618,153	5.9%	38,146	6.3%	$14.57
2024	429	6,999,748	15.9%	86,083	14.1%	$12.30
2025	380	7,172,258	16.2%	101,501	16.6%	$14.15
2026	306	7,480,291	16.9%	99,383	16.3%	$13.29
2027	131	4,848,149	11.0%	76,896	12.6%	$15.86
2028	95	3,118,335	7.1%	48,877	8.0%	$15.67
2029	29	2,138,561	4.8%	32,187	5.3%	$15.05
2030	23	1,928,432	4.4%	28,902	4.7%	$14.99
2031	17	1,804,883	4.1%	30,440	5.0%	$16.87
2032	15	1,010,555	2.3%	19,179	3.1%	$18.98
Thereafter	32	2,212,160	5.0%	46,672	7.6%	$21.10
Total Consolidated Portfolio	1,648	44,167,774	100.0%	$610,658	100.0%	$14.71
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2023, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2023.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of June 30, 2023.
(5)Represents vacant space (not under repositioning/redevelopment) as of June 30, 2023. Includes leases aggregating 48,373 rentable square feet that had been signed but had not yet commenced as of June 30, 2023.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”) or redevelopment properties as of June 30, 2023.
As of June 30, 2023, in addition to 1.2 million rentable square feet of currently available space in our portfolio and approximately 1.5 million rentable square feet of vacant space under current repositioning, leases representing 5.9% and 15.9% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2023 and 2024, respectively. During the six months ended June 30, 2023, we renewed 144 leases for 2.4 million rentable square feet, resulting in an 76.9% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the six months ended June 30, 2023, new and renewal leases had a weighted average term of 5.0 and 4.2 years, and we expect future new and renewal leases to have similar terms.

The leases scheduled to expire during the remainder of 2023 and 2024 represent approximately 6.3% and 14.1%, respectively, of the total annualized base rent for our portfolio as of June 30, 2023. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2023 and 2024 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
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

Taxable REIT Subsidiary
As of June 30, 2023, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2023 and 2022.

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
For the three and six months ended June 30, 2023 and 2022, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2022 through June 30, 2023, and that were stabilized prior to January 1, 2022, which consisted of buildings aggregating approximately 32.5 million rentable square feet at 256 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2022 through June 30, 2023, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2022 or 2023, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 71 properties aggregating approximately 7.9 million rentable square feet that were purchased between January 1, 2022 and June 30, 2023, and the two properties aggregating approximately 0.1 million rentable square feet that were sold between January 1, 2022 and June 30, 2023.
At June 30, 2023 and 2022, our Same Property Portfolio occupancy was approximately 98.1% and 98.6%, respectively. For the three and six months ended June 30, 2023, our Same Property Portfolio weighted average occupancy was approximately 98.0%. Comparatively, for three and six months ended June 30, 2022, our Same Property Portfolio weighted average occupancy was approximately 98.9%.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
	2023	2022		Change	2023	2022		Change
REVENUES
Rental income	$136,632	$128,005	$8,627	6.7%	$194,098	$148,987	$45,111	30.3%
Management and leasing services	—	—	—	—%	171	130	41	31.5%
Interest income	—	—	—	—%	1,497	1	1,496	149,600.0%
TOTAL REVENUES	136,632	128,005	8,627	6.7%	195,766	149,118	46,648	31.3%
OPERATING EXPENSES
Property expenses	30,091	29,343	748	2.5%	44,310	35,405	8,905	25.2%
General and administrative	—	—	—	—%	18,267	14,863	3,404	22.9%
Depreciation and amortization	37,432	38,642	(1,210)	(3.1)%	58,793	46,609	12,184	26.1%
TOTAL OPERATING EXPENSES	67,523	67,985	(462)	(0.7)%	121,370	96,877	24,493	25.3%
OTHER EXPENSES
Other expenses	—	—	—	—%	306	295	11	3.7%
Interest expense	—	—	—	—%	17,180	10,168	7,012	69.0%
TOTAL EXPENSES	67,523	67,985	(462)	(0.7)%	138,856	107,340	31,516	29.4%
Loss on extinguishment of debt	—	—	—	—%	—	(877)	877	(100.0)%
NET INCOME	$69,109	$60,020	$9,089	15.1%	$56,910	$40,901	$16,009	39.1%
Rental Income
In the following table, we present the components of rental income for the three months ended June 30, 2023 and June 30, 2022, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
Category	2023	2022		Change	2023	2022		Change
Rental revenue(1)	$113,560	$105,449	$8,111	7.7%	$161,213	$123,095	$38,118	31.0%
Tenant reimbursements(2)	22,609	22,156	453	2.0%	32,236	25,413	6,823	26.8%
Other income(3)	463	400	63	15.8%	649	479	170	35.5%
Rental income	$136,632	$128,005	$8,627	6.7%	$194,098	$148,987	$45,111	30.3%
Our Same Property Portfolio and Total Portfolio rental income increased by $8.6 million, or 6.7%, and $45.1 million, or 30.3%, respectively, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $8.1 million, or 7.7%, and $38.1 million, or 31.0%, respectively, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by an increase of $1.0 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection and a decrease of $0.9 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $0.5 million, or 2.0%, and our Total Portfolio tenant reimbursements revenue increased by $6.8 million, or 26.8%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax and other recoverable expenses and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $63 thousand, or 15.8%, and $0.2 million, or 35.5%, respectively, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $41 thousand, or 31.5%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Interest Income
Interest income increased from $1 thousand for the three months ended June 30, 2022 to $1.5 million for the three months ended June 30, 2023, due to an increase in the average cash balance invested in money market accounts and higher interest rates.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $0.7 million, or 2.5%, and $8.9 million, or 25.2%, respectively, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in our Same Property Portfolio property expenses is primarily due to an increase in allocated overhead costs driven by higher employee headcount and rising labor costs and an increase in property tax expenses and insurance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $3.4 million, or 22.9%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in non-cash equity compensation expense primarily related to performance unit equity grants made in 2021 and 2022 and an increase in bonus accrual and payroll related costs due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $1.2 million, or 3.1%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2022, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2022. Our Total Portfolio depreciation and amortization expense increased by $12.2 million, or 26.1%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the incremental expense from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
Other Expenses
Our Total Portfolio other expenses increased by $11 thousand from $0.3 million for the three months ended June 30, 2022 to $0.3 million for three months ended June 30, 2023, primarily due to an increase in acquisition costs of $0.2 million, partially offset by a decrease in write-offs of construction costs related to cancelled projects of $0.2 million.
Interest Expense
Our Total Portfolio interest expense increased by $7.0 million, or 69.0%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest expense is primarily comprised of the following: (i) $5.1 million related to the $400.0 million term loan facility borrowing we completed in July 2022 and the related interest rate swaps, (ii) $4.0 million related to the $300 Million Notes offering we completed in March 2023, and (iii) $2.2 million related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps. These increases were partially offset by the following decreases: (i) $2.5 million due to an increase in capitalized interest related to repositioning and redevelopment activity, (ii) $1.3 million due to a decrease in borrowings under our unsecured revolving credit facility, and (iii) $0.9 million related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022.
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

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
	2023	2022		Change	2023	2022		Change
REVENUES
Rental income	$270,241	$254,070	$16,171	6.4%	$379,262	$289,575	$89,687	31.0%
Management and leasing services	—	—	—	—%	361	293	68	23.2%
Interest income	—	—	—	—%	2,379	2	2,377	118,850.0%
TOTAL REVENUES	270,241	254,070	16,171	6.4%	382,002	289,870	92,132	31.8%
OPERATING EXPENSES
Property expenses	59,854	58,475	1,379	2.4%	87,135	68,834	18,301	26.6%
General and administrative	—	—	—	—%	36,464	29,580	6,884	23.3%
Depreciation and amortization	74,665	76,087	(1,422)	(1.9)%	118,222	89,080	29,142	32.7%
TOTAL OPERATING EXPENSES	134,519	134,562	(43)	—%	241,821	187,494	54,327	29.0%
OTHER EXPENSES
Other expenses	—	—	—	—%	953	333	620	186.2%
Interest expense	—	—	—	—%	30,881	19,851	11,030	55.6%
TOTAL EXPENSES	134,519	134,562	(43)	—%	273,655	207,678	65,977	31.8%
Loss on extinguishment of debt	—	—	—	—%	—	(877)	877	(100.0)%
Gains on sale of real estate	—	—	—	—%	12,133	8,486	3,647	43.0%
NET INCOME	$135,722	$119,508	$16,214	13.6%	$120,480	$89,801	$30,679	34.2%
Rental Income
In the following table, we present the components of rental income for the six months ended June 30, 2023 and June 30, 2022, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
Category	2023	2022		Change	2023	2022		Change
Rental revenue(1)	$223,974	$209,002	$14,972	7.2%	$314,394	$238,667	$75,727	31.7%
Tenant reimbursements (2)	45,399	44,322	1,077	2.4%	63,655	49,966	13,689	27.4%
Other income(3)	868	746	122	16.4%	1,213	942	271	28.8%
Rental income	$270,241	$254,070	$16,171	6.4%	$379,262	$289,575	$89,687	31.0%
Our Same Property Portfolio and Total Portfolio rental income increased by $16.2 million, or 6.4%, and $89.7 million, or 31.0%, respectively, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $15.0 million, or 7.2%, and $75.7 million, or 31.7%, respectively, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease of $1.4 million in amortization of net below-market lease intangibles and an increase of $1.3 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.1 million, or 2.4%, and our Total Portfolio tenant reimbursements revenue increased by $13.7 million, or 27.4% during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax and other recoverable expenses and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.1 million, or 16.4%, and $0.3 million, or 28.8%, respectively, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 23.2%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Interest Income
Interest income increased from $2.0 thousand for the six months ended June 30, 2022 to $2.4 million for the six months ended June 30, 2023, due to an increase in the average cash balance invested in money market accounts and higher interest rates.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $1.4 million, or 2.4%, and $18.3 million, or 26.6%, respectively, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in our Same Property Portfolio property expenses is primarily due to an increase in allocated overhead costs driven by higher employee headcount and rising labor costs, and increases in recoverable utility, property tax and repair and maintenance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $6.9 million, or 23.3%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in non-cash equity compensation expense primarily related to performance unit equity grants made in 2021 and 2022 and an increase in bonus accrual and payroll related costs due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $1.4 million, or 1.9%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2022, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2022. Our Total Portfolio depreciation and amortization expense increased by $29.1 million, or 32.7%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the incremental expense from the 71 properties we acquired between January 1, 2022 and June 30, 2023.
Other Expenses
Our Total Portfolio other expenses increased from $0.3 million for the six months ended June 30, 2022, to $1.0 million for the six months ended June 30, 2023, primarily due to $0.3 million of construction demolition costs incurred in the first quarter of 2023, an increase in acquisition costs of $0.2 million, and a $0.2 million impairment charge recorded in February 2023 to reduce the carrying value of the right-of-use asset in connection with the early termination of a sublease for one of our office space, partially offset by a decrease in write-offs of construction costs related to cancelled projects of $0.1 million.
Interest Expense
Our Total Portfolio interest expense increased by $11.0 million, or 55.6%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest expense is primarily comprised of the following: (i) $10.6 million related to the $400.0 million term loan facility borrowing we completed in July 2022 and the related interest rate swaps, (ii) $5.1 million related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps, and (iii) $4.1 million related to the $300 Million Notes offering we completed in March 2023. These increases were partially offset by the following decreases: (i) $5.5 million due to an increase in capitalized interest related to repositioning and redevelopment activity, (ii) $2.2 million related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022, and (iii) $1.7 million due to a decrease in borrowings under our unsecured revolving credit facility.
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
Gains on Sale of Real Estate
During the six months ended June 30, 2023, we recognized gains on sale of real estate of $12.1 million from the disposition of one property that was sold for a gross sales price of $17.0 million. During the six months ended June 30, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,910	$40,901	$120,480	$89,801
Adjustments:
Depreciation and amortization	58,793	46,609	118,222	89,080
Gains on sale of real estate	—	—	(12,133)	(8,486)
Funds From Operations (FFO)	$115,703	$87,510	$226,569	$170,395
Adjustments:
Acquisition expenses	247	56	320	92
Impairment of right-of-use asset	—	—	188	—
Loss on extinguishment of debt	—	877	—	877
Amortization of loss on termination of interest rate swaps	59	23	118	135
Non-capitalizable demolition costs	—	—	340	—
Write-offs of below-market lease intangibles related to terminations(1)	—	—	(1,318)	—
Core FFO	$116,009	$88,466	$226,217	$171,499
Less: preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: Core FFO attributable to noncontrolling interests(2)	(4,823)	(4,169)	(9,632)	(7,962)
Less: Core FFO attributable to participating securities(3)	(452)	(311)	(877)	(607)
Core FFO attributable to common stockholders	$108,419	$81,671	$211,079	$158,301
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income	$194,098	$148,987	$379,262	$289,575
Less: Property expenses	44,310	35,405	87,135	68,834
Net Operating Income	$149,788	$113,582	$292,127	$220,741
Amortization of (below) above market lease intangibles, net	(6,232)	(6,126)	(14,522)	(11,217)
Straight line rental revenue adjustment	(8,653)	(8,441)	(16,281)	(15,342)
Cash Net Operating Income	$134,903	$99,015	$261,324	$194,182

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,910	$40,901	$120,480	$89,801
Adjustments:
General and administrative	18,267	14,863	36,464	29,580
Depreciation and amortization	58,793	46,609	118,222	89,080
Other expenses	306	295	953	333
Interest expense	17,180	10,168	30,881	19,851
Loss on extinguishment of debt	—	877	—	877
Management and leasing services	(171)	(130)	(361)	(293)
Interest income	(1,497)	(1)	(2,379)	(2)
Gains on sale of real estate	—	—	(12,133)	(8,486)
Net Operating Income	$149,788	$113,582	$292,127	$220,741
Amortization of (below) above market lease intangibles, net	(6,232)	(6,126)	(14,522)	(11,217)
Straight line rental revenue adjustment	(8,653)	(8,441)	(16,281)	(15,342)
Cash Net Operating Income	$134,903	$99,015	$261,324	$194,182
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,910	$40,901	$120,480	$89,801
Interest expense	17,180	10,168	30,881	19,851
Depreciation and amortization	58,793	46,609	118,222	89,080
Gains on sale of real estate	—	—	(12,133)	(8,486)
EBITDAre	$132,883	$97,678	$257,450	$190,246

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At June 30, 2023, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028, $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300.0 million of 5.000% Senior Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of June 30, 2023, we had:
•Outstanding debt with varying maturities with an aggregate principal amount of $2.2 billion, of which $9.4 million is due within 12 months;
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $358.1 million, of which $82.2 million is due within 12 months;
•Commitments of $227.1 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $26.0 million, of which $2.3 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of June 30, 2023, our cash and cash equivalents were $136.3 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.

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
During the six months ended June 30, 2023, we sold 449,227 shares of common stock directly through sales agents under our 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fees.
During the six months ended June 30, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2023 ATM Program with respect to 2,126,824 shares of common stock at a weighted average initial forward sale price of $60.09 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the six months ended June 30, 2023, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2022 under our prior ATM Program and all of the forward equity sale agreements under the 2023 ATM Program by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
As of June 30, 2023, approximately $1.1 billion of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
May 2023 Forward Equity Offering — On May 10, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 13,500,000 shares of common stock (the “May 2023 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 13,500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering. The net forward sale price that we will receive upon physical settlement of the agreements, which was initially $55.24 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
In July 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 5,400,000 shares of common stock in exchange for net proceeds of $298.4 million, based on a weighted average forward price of $55.26 per share at settlement.
We currently expect to physically settle the remaining 8,100,000 shares under the May 2023 Forward Sale Agreements by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of October 11, 2024. As of July 21, 2023, the date of this Quarterly Report on Form 10-Q, the net forward sale price was $55.30 and would result in $447.9 million in cash proceeds upon physical settlement of the remaining shares under the May 2023 Forward Sale Agreements.
Settlement of 2022 Forward Equity Offering Sale Agreements — On November 10, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock at an initial forward price of $55.74 per share (the “2022 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. In December 2022 we partially settled the 2022 Forward Sale Agreements by issuing 3,554,704 shares of common stock, leaving a remaining 8,291,721 shares of common stock for settlement as of December 31, 2022.
During the first quarter of 2023, we settled the outstanding 2022 Forward Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
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
During the six months ended June 30, 2023, we completed the disposition of one property for a gross sales price of $17.0 million and total net cash proceeds of $16.2 million. The net cash proceeds were used to partially fund the acquisition of one property during the six months ended June 30, 2023, through a 1031 Exchange transaction.
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

Investment Grade Rating
Our credit ratings at June 30, 2023, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at June 30, 2023, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of June 30, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date including properties acquired subsequent to quarter end, we completed 11 acquisitions representing 13 properties with a combined 2.9 million rentable square feet of buildings on 150 acres of land, for an aggregate purchase price of $1.1 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $50.0 million of acquisitions under contract or accepted offer. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the six months ended June 30, 2023.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of June 30, 2023, 20 of our properties were under current repositioning and redevelopment and we have a pipeline of nine additional properties for which we anticipate beginning construction work between the third quarter of 2023 and the second quarter of 2025. We currently estimate that approximately $423.2 million of capital will be required over the next three years (3Q-2023 through 2Q-2026) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program and settlement of the May 2023 Forward Sale Agreements, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2023
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$74,839	24,551,709	$3.05
Recurring Capital Expenditures(5)	8,877	43,601,543	$0.20
Total Capital Expenditures	$83,716
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
On July 17, 2023, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.38	September 29, 2023	October 16, 2023
OP Units	$0.38	September 29, 2023	October 16, 2023
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2023	September 29, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2023	September 29, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	September 15, 2023	September 29, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 15, 2023	September 29, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 15, 2023	September 29, 2023

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2023:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	5/26/2026	(4)	S+0.685%	(5)	5.875%		$—
$400M Term Loan	7/19/2024	(4)	S+0.760%	(5)	4.832%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$300M Term Loan	5/26/2027		S+0.760%	(5)	3.677%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$2,125,000

Secured Debt:
960-970 Knox Street	11/1/2023		n/a		5.000%		2,259
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,663
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,377
$60M Term Loan	10/27/2024	(8)	S+1.250%	(8)	5.060%	(8)	60,000
5160 Richton Street	11/15/2024		n/a		3.790%		4,091
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,576
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,048
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,783
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,890
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,839
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,946
Total Secured Debt							$120,972
Total Consolidated Debt					3.615%		$2,245,972
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2023, and includes the effect of interest rate swaps that were effective as of June 30, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.  Assumes daily SOFR of 5.090% and Term SOFR of 5.141% as of June 30, 2023, as applicable.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $18.8 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2023.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of June 30, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.
(4)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.

(5)As of June 30, 2023, the interest rates on these loans are comprised of daily SOFR for both the Revolver and $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Loans, depending on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(6)Effective April 3, 2023, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(7)As of June 30, 2023, Term SOFR for the $300 Million Term Lon has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(8)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Effective April 3, 2023, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2023:

	Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	5.1	3.615%	$2,245,972	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	2.7	4.571%	$120,972	5%
Unsecured	5.2	3.560%	$2,125,000	95%
(1)Includes the effect of interest rate swaps that were effective as of June 30, 2023. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $18.8 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2023.
At June 30, 2023, we had consolidated indebtedness of $2.2 billion, reflecting a net debt to total combined market capitalization of approximately 16.0%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
We were in compliance with all of our quarterly debt covenants as of June 30, 2023.
Cash Flows
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Cash provided by operating activities	$202,689	$162,907	$39,782
Cash used in investing activities	$(895,709)	$(1,050,234)	$154,525
Cash provided by financing activities	$792,516	$877,646	$(85,130)
Net cash provided by operating activities. Net cash provided by operating activities increased by $39.8 million to $202.7 million for the six months ended June 30, 2023, compared to $162.9 million for the six months ended June 30, 2022.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2022, and the increase in Cash NOI from our Same Property Portfolio, partially offset by changes in working capital and an increase in cash interest paid.

Net cash used in investing activities. Net cash used in investing activities decreased by $154.5 million to $895.7 million for the six months ended June 30, 2023, compared to $1.1 billion for the six months ended June 30, 2022. The decrease was primarily attributable to a $181.3 million decrease in cash paid for property acquisitions and $9.2 million lower cash paid for acquisition related deposits, partially offset by a $36.9 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $85.1 million to $792.5 million for the six months ended June 30, 2023, compared to $877.6 million for the six months ended June 30, 2022. The decrease was primarily attributable to the following: (i) a decrease of $602.0 million due to lower cash proceeds from borrowings under the Revolver, (ii) a decrease of $300.0 million from borrowings under the Term Loan Facility in May 2022, (iii) a decrease of $72.2 million in net cash proceeds from the issuance of shares of our common stock and (iv) a decrease of $47.1 million due to higher dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding. These decreases were partially offset by the following: (i) an increase of $477.0 million due to lower repayment of borrowings under the Revolver, (ii) an increase of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes in March 2023 and (iii) an increase of $150.0 million due to repayment of the $150.0 million term loan facility in May 2022.
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

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR.  We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings.  Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 7 – Interest Rate Derivatives” to our consolidated financial statements.
As of June 30, 2023, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $2.25 billion. As of June 30, 2023, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of June 30, 2023, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	391	$54.44	N/A	N/A
May 1, 2023 to May 31, 2023	296	$54.49	N/A	N/A
June 1, 2023 to June 30, 2023	44	$50.85	N/A	N/A
	731	$54.25	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
10.1
Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Wells Fargo Securities, Inc. (or its affiliate) (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on May 15, 2023).

10.2
Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Goldman Sachs & Co. LLC. (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on May 15, 2023).

10.3
Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and J.P. Morgan Securities LLC (or its affiliate) (incorporated by reference to Exhibit 1.4 of Form 8-K, filed by the registrant on May 15, 2023).

10.4
Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Scotia Capital (USA) Inc. (or its affiliate) (incorporated by reference to Exhibit 1.5 of Form 8-K, filed by the registrant on May 15, 2023).

10.5
Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Truist Securities, Inc. (or its affiliate) (incorporated by reference to Exhibit 1.6 of Form 8-K, filed by the registrant on May 15, 2023).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

July 21, 2023	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

July 21, 2023	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

July 21, 2023	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)