Form 10-Q
period 2023-09-30
Rexford Industrial Realty, Inc.
filed 2023-10-23
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 19, 2023 was 211,097,319.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Land	$6,606,022	$5,841,195
Buildings and improvements	3,869,303	3,370,494
Tenant improvements	160,108	147,632
Furniture, fixtures and equipment	132	132
Construction in progress	188,079	110,934
Total real estate held for investment	10,823,644	9,470,387
Accumulated depreciation	(739,369)	(614,332)
Investments in real estate, net	10,084,275	8,856,055
Cash and cash equivalents	83,268	36,786
Rents and other receivables, net	18,973	15,227
Deferred rent receivable, net	114,927	88,144
Deferred leasing costs, net	56,735	45,080
Deferred loan costs, net	3,783	4,829
Acquired lease intangible assets, net	154,036	169,986
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	24,494	11,422
Other assets	31,817	24,973
Acquisition related deposits	—	1,625
Total Assets	$10,577,464	$9,259,283
LIABILITIES & EQUITY
Liabilities
Notes payable	$2,227,637	$1,936,381
Accounts payable, accrued expenses and other liabilities	155,103	97,496
Dividends and distributions payable	81,423	62,033
Acquired lease intangible liabilities, net	155,582	147,384
Tenant security deposits	83,643	71,935
Prepaid rents	30,772	20,712
Total Liabilities	2,734,160	2,335,941
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2023 and December 31, 2022 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at September 30, 2023 and December 31, 2022 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 206,484,287 and 189,114,129 shares outstanding at September 30, 2023 and December 31, 2022, respectively	2,065	1,891
Additional paid-in capital	7,613,354	6,646,867
Cumulative distributions in excess of earnings	(320,180)	(255,743)
Accumulated other comprehensive income	21,142	8,247
Total stockholders’ equity	7,472,057	6,556,938
Noncontrolling interests	371,247	366,404
Total Equity	7,843,304	6,923,342
Total Liabilities and Equity	$10,577,464	$9,259,283
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental income	$204,212	$162,581	$583,474	$452,156
Management and leasing services	158	163	519	456
Interest income	1,029	3	3,408	5
TOTAL REVENUES	205,399	162,747	587,401	452,617
OPERATING EXPENSES
Property expenses	48,085	39,614	135,220	108,448
General and administrative	18,575	14,951	55,039	44,531
Depreciation and amortization	60,449	51,146	178,671	140,226
TOTAL OPERATING EXPENSES	127,109	105,711	368,930	293,205
OTHER EXPENSES
Other expenses	551	413	1,504	746
Interest expense	15,949	14,975	46,830	34,826
TOTAL EXPENSES	143,609	121,099	417,264	328,777
Loss on extinguishment of debt	—	—	—	(877)
Gains on sale of real estate	—	—	12,133	8,486
NET INCOME	61,790	41,648	182,270	131,449
Less: net income attributable to noncontrolling interests	(2,824)	(2,368)	(8,605)	(7,142)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	58,966	39,280	173,665	124,307
Less: preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: earnings allocated to participating securities	(314)	(201)	(952)	(605)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$56,338	$36,765	$165,770	$116,759
Net income attributable to common stockholders per share - basic	$0.27	$0.21	$0.83	$0.70
Net income attributable to common stockholders per share - diluted	$0.27	$0.21	$0.83	$0.70
Weighted average shares of common stock outstanding - basic	205,279,681	171,908,895	200,455,490	165,852,466
Weighted average shares of common stock outstanding - diluted	205,447,532	172,831,173	200,667,573	166,401,434

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$61,790	$41,648	$182,270	$131,449
Other comprehensive income: cash flow hedge adjustments	4,760	12,694	13,313	19,861
Comprehensive income	66,550	54,342	195,583	151,310
Comprehensive income attributable to noncontrolling interests	(2,967)	(2,865)	(9,023)	(7,906)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$63,583	$51,477	$186,560	$143,404

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$155,676	201,041,741	$2,010	$7,311,458	$(298,367)	$16,525	$7,187,302	$367,512	$7,554,814
Issuance of common stock	—	5,400,000	54	300,186	—	—	300,240	—	300,240
Offering costs	—	—	—	(2,103)	—	—	(2,103)	—	(2,103)
Share-based compensation	—	(5,946)	—	1,887	—	—	1,887	6,554	8,441
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(2,016)	—	(103)	—	—	(103)	—	(103)
Conversion of OP Units to common stock	—	50,508	1	2,029	—	—	2,030	(2,030)	—
Net income	2,314	—	—	—	56,652	—	58,966	2,824	61,790
Other comprehensive income	—	—	—	—	—	4,617	4,617	143	4,760
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(802)	(802)
Common stock dividends ($0.38 per common share)	—	—	—	—	(78,465)	—	(78,465)	—	(78,465)
Common unit distributions	—	—	—	—	—	—	—	(2,954)	(2,954)
Balance at September 30, 2023	$155,676	206,484,287	$2,065	$7,613,354	$(320,180)	$21,142	$7,472,057	$371,247	$7,843,304

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342
Issuance of common stock	—	16,904,656	169	956,730	—	—	956,899	—	956,899
Offering costs	—	—	—	(6,165)	—	—	(6,165)	—	(6,165)
Share-based compensation	—	183,739	2	5,420	—	—	5,422	19,618	25,040
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(32,028)	—	(1,891)	—	—	(1,891)	—	(1,891)
Conversion of OP units to common stock	—	313,791	3	12,393	—	—	12,396	(12,396)	—
Net income	6,943	—	—	—	166,722	—	173,665	8,605	182,270
Other comprehensive income	—	—	—	—	—	12,895	12,895	418	13,313
Preferred stock dividends ($1.101564 per series B preferred share and $1.054689 per series C preferred share)	(6,943)	—	—	—	—	—	(6,943)	—	(6,943)
Preferred unit distributions	—	—	—	—	—	—	—	(2,406)	(2,406)
Common stock dividends ($1.14 per common share)	—	—	—	—	(231,159)	—	(231,159)	—	(231,159)
Common unit distributions	—	—	—	—	—	—	—	(8,996)	(8,996)
Balance at September 30, 2023	$155,676	206,484,287	$2,065	$7,613,354	$(320,180)	$21,142	$7,472,057	$371,247	$7,843,304

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	21,885,446	219	1,441,506	—	—	1,441,725	—	1,441,725
Offering costs	—	—	—	(20,122)	—	—	(20,122)	—	(20,122)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	123,840	1	4,090	—	—	4,091	15,073	19,164
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,230)	—	(2,138)	—	—	(2,138)	—	(2,138)
Conversion of units to common stock	—	87,168	1	3,225	—	—	3,226	(3,226)	—
Acquisition of private REIT - preferred units	—	—	—	—	—	—	—	122	122
Net income	6,943	—	—	—	117,364	—	124,307	7,142	131,449
Other comprehensive income	—	—	—	—	—	19,097	19,097	764	19,861
Preferred stock dividends ($1.101564 per series B preferred share and $1.054689 per series C preferred share)	(6,943)	—	—	—	—	—	(6,943)	—	(6,943)
Preferred unit distributions	—	—	—	—	—	—	—	(2,319)	(2,319)
Common stock dividends ($0.945 per share)	—	—	—	—	(163,379)	—	(163,379)	—	(163,379)
Common unit distributions	—	—	—	—	—	—	—	(6,962)	(6,962)
Balance at September 30, 2022	$155,676	182,576,706	$1,826	$6,254,853	$(237,135)	$9,223	$6,184,443	$361,877	$6,546,320

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182,270	$131,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,671	140,226
Amortization of (below) above market lease intangibles, net	(21,763)	(18,250)
Amortization of debt issuance costs	2,856	1,849
Amortization of discount (premium) on notes payable, net	474	186
Impairment of right-of-use asset	188	—
Loss on extinguishment of debt	—	877
Gains on sale of real estate	(12,133)	(8,486)
Equity based compensation expense	24,300	18,710
Straight-line rent	(28,073)	(23,753)
Payments for termination/settlement of interest rate derivatives	(161)	(589)
Amortization related to termination/settlement of interest rate derivatives	402	403
Change in working capital components:
Rents and other receivables	(3,735)	(223)
Deferred leasing costs	(18,579)	(10,240)
Other assets	(7,308)	(3,159)
Accounts payable, accrued expenses and other liabilities	32,263	25,047
Tenant security deposits	2,122	6,354
Prepaid rents	(20,233)	542
Net cash provided by operating activities	311,561	260,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,121,774)	(1,973,307)
Capital expenditures	(167,245)	(90,260)
Payments for deposits on real estate acquisitions, net	—	(7,575)
Proceeds from sale of real estate	16,239	15,315
Net cash used in investing activities	(1,272,780)	(2,055,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	950,734	1,421,603
Proceeds from borrowings	646,925	2,654,000
Repayment of borrowings	(354,911)	(2,118,731)
Debt issuance costs	(3,042)	(6,887)
Dividends paid to preferred stockholders	(6,943)	(6,943)
Dividends paid to common stockholders	(212,265)	(144,389)
Distributions paid to common unitholders	(8,504)	(6,169)
Distributions paid to preferred unitholders	(2,402)	(2,319)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,891)	(2,138)
Net cash provided by financing activities	1,007,701	1,788,027
Increase (decrease) in cash, cash equivalents and restricted cash	46,482	(6,857)
Cash, cash equivalents and restricted cash, beginning of period	36,786	43,998
Cash, cash equivalents and restricted cash, end of period	$83,268	$37,141

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $16,060 and $8,021 for the nine months ended September 30, 2023 and 2022, respectively)	$39,826	$33,330
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$6,363
Issuance of OP Units in connection with acquisition of real estate	$—	$56,167
Issuance of 3.00% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$12,000
Acquisition of private REIT - preferred units	$—	$122
Accrual for capital expenditures	$53,249	$26,059
Accrual of dividends and distributions	$81,423	$59,926
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development.  As of September 30, 2023, our consolidated portfolio consisted of 371 properties with approximately 45.0 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2023 and December 31, 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$36,786	$43,987
Restricted cash	—	11
Cash, cash equivalents and restricted cash, beginning of period	$36,786	$43,998

Cash and cash equivalents	$83,268	$37,141
Restricted cash	—	—
Cash, cash equivalents and restricted cash, end of period	$83,268	$37,141
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it was vacant.  This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use.  These Level 3 inputs include discount rates, capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  In determining the “as-if-vacant” value for the properties we acquired during the nine months ended September 30, 2023, we used discount rates ranging from 6.00% to 9.50% and exit capitalization rates ranging from 4.75% to 7.75%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the nine months ended September 30, 2023, we used an estimated average lease-up period ranging from six months to eighteen months.

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
We capitalized interest costs of $6.2 million and $3.6 million during the three months ended September 30, 2023 and 2022, respectively, and $16.1 million and $8.0 million during the nine months ended September 30, 2023 and 2022, respectively. We capitalized real estate taxes and insurance costs aggregating $1.9 million and $1.5 million during the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $3.9 million during the nine months ended September 30, 2023 and 2022, respectively. We capitalized compensation costs for employees who provide construction services of $2.8 million and $2.3 million during the three months ended September 30, 2023 and 2022, respectively, and $8.0 million and $6.4 million during the nine months ended September 30, 2023 and 2022, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of September 30, 2023 and December 31, 2022, we did not have any properties classified as held for sale.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three and nine months ended September 30, 2023 and 2022, there were no impairment charges recorded to the carrying value of our properties. In connection with the early termination of a sublease for one of our office space leases in February 2023, we recorded a $0.2 million impairment charge during the first quarter of 2023 to reduce the carrying value of the related ROU asset. The impairment charge is presented in “Other expenses” in the consolidated statements of operations. See also “Note 6 – Leases” for details.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2023, and December 31, 2022, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables related to our operating leases, including deferred rent receivables arising from straight-line recognition of rental income. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.0 million as a net reduction adjustment and $0.1 million as a net increase adjustment to rental income for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million as a net reduction adjustment and $0.3 million as a net increase adjustment to rental income for the nine months ended September 30, 2023 and 2022, respectively, in the consolidated statements of operations.

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

3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the nine months ended September 30, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
16752 Armstrong Avenue	Orange County - Airport	1/6/2023	81,600	1	$40,000
10545 Production Avenue	San Bernardino - Inland Empire West	1/30/2023	1,101,840	1	365,000
3520 Challenger Street	Los Angeles - South Bay	2/28/2023	49,336	1	14,200
9000 Airport Boulevard(2)	Los Angeles - South Bay	3/28/2023	38,680	1	143,000
9223-33 & 9323 Balboa Avenue and 4285 Ponderosa Avenue(3)	San Diego - Central	3/30/2023	515,382	5	200,000
13925 Benson Avenue	San Bernardino - Inland Empire West	4/7/2023	38,143	1	27,500
19301 Santa Fe Avenue	Los Angeles - South Bay	4/14/2023	41,638	3	14,600
2395-2399 Bateman Avenue	Los Angeles - San Gabriel Valley	4/21/2023	134,952	3	41,203
27712 & 27756 Avenue Mentry	Los Angeles - San Fernando Valley	7/13/2023	220,752	2	38,010
5630 Cerritos Avenue	Orange County - West	7/14/2023	76,032	1	21,350
9400-9500 Santa Fe Springs Road	Los Angeles - Mid-Counties	7/20/2023	595,304	2	210,000
422 Rosecrans Avenue(4)	Los Angeles - South Bay	7/26/2023	9,350	1	2,850
14650 Hoover Street	Orange County - West	7/27/2023	59,679	1	22,300
2500 Thompson Street	Los Angeles - South Bay	8/18/2023	174,691	1	20,250
Total 2023 Property Acquisitions			3,137,379	24	$1,160,263
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $2.3 million of capitalized closing costs and acquisition related costs net of certain credits, the total aggregate initial investment was $1.163 billion. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents the acquisition of 18.4 acres of industrial zoned land.
(3)Represents the acquisition of three properties in one consolidated transaction.
(4)Represents acquisition of a current or near-term (within 24 months) redevelopment site.

    The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2023 Acquisitions
Assets:
Land	$770,448
Buildings and improvements	401,183
Tenant improvements	4,105
Acquired lease intangible assets(1)	19,830
Other acquired assets(2)	915
Total assets acquired	$1,196,481

Liabilities:
Acquired lease intangible liabilities(3)	$32,984
Other assumed liabilities(4)	40,098
Total liabilities assumed	$73,082
Net assets acquired	$1,123,399
(1)Acquired lease intangible assets is comprised of (i) $19.7 million of in-place lease intangibles with a weighted average amortization period of 9.2 years and (ii) $0.1 million of above-market lease intangibles with a weighted average amortization period of 5.2 years.
(2)Includes other working capital assets acquired at the time of acquisition.
(3)Represents below-market lease intangibles with a weighted average amortization period of 20.8 years.
(4)Includes $29.7 million of prepaid rent paid by seller/tenants in sale-leaseback transactions and other liabilities assumed at the time of acquisition.
Dispositions
The following table summarizes information related to the property that was sold during the nine months ended September 30, 2023.

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

4.    Acquired Lease Intangibles
    The following table summarizes our acquired lease intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquired lease intangible liabilities which includes below-market tenant leases (in thousands):

	September 30, 2023	December 31, 2022
Acquired Lease Intangible Assets:
In-place lease intangibles	$328,763	$315,842
Accumulated amortization	(198,853)	(172,883)
In-place lease intangibles, net	$129,910	$142,959

Above-market tenant leases	$25,598	$26,851
Accumulated amortization	(14,196)	(12,671)
Above-market tenant leases, net	$11,402	$14,180

Below-market ground lease	$12,977	$12,977
Accumulated amortization	(253)	(130)
Below-market ground lease, net	$12,724	$12,847
Acquired lease intangible assets, net	$154,036	$169,986

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(250,292)	$(220,646)
Accumulated accretion	94,710	73,262
Below-market tenant leases, net	$(155,582)	$(147,384)
Acquired lease intangible liabilities, net	$(155,582)	$(147,384)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
In-place lease intangibles(1)	$10,024	$10,855	$32,757	$29,154
Net below-market tenant leases(2)	$(7,282)	$(7,074)	$(21,886)	$(18,339)
Below-market ground leases(3)	$41	$41	$123	$89
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

5.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.685%	(2)	6.095%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.760%	(2)	4.832%	(5)	7/19/2024	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.677%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	—	n/a		5.000%		6/15/2028
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$2,125,000	$1,825,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard(7)	$—	$3,832	n/a		4.080%		4/5/2023
960-970 Knox Street(7)	2,234	2,307	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(7)	3,638	3,712	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,333	2,462	n/a		4.190%		5/1/2024
$60M Term Loan(8)	60,000	60,000	S+1.250%		5.060%	(8)	10/27/2024
5160 Richton Street(7)	4,060	4,153	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,558	2,612	n/a		4.330%		11/15/2024
701-751 Kingshill Place(7)	7,016	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	14,690	14,965	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,871	3,928	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,791	1,935	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	2,914	3,009	n/a		4.140%		8/1/2039
Total Secured Debt	$120,605	$125,515
Total Unsecured and Secured Debt	$2,245,605	$1,950,515
Less: Unamortized premium/discount and debt issuance costs(10)	(17,968)	(14,134)
Total	$2,227,637	$1,936,381
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2023, and includes the effect of interest rate swaps that were effective as of September 30, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.

(2)As of September 30, 2023, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of September 30, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.
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
(6)As of September 30, 2023, Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of September 30, 2023, and does not consider extension options available to us as noted in the table above (in thousands):

October 1, 2023 - December 31, 2023	$2,580
2024	473,403
2025	100,973
2026	7,587
2027	444,078
Thereafter	1,216,984
Total	$2,245,605
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
    Credit Agreement
As of September 30, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
On September 30, 2023, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.

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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of September 30, 2023, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly debt covenants as of September 30, 2023.

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
    For the three and nine months ended September 30, 2023, we recognized $196.9 million and $561.6 million of rental income related to operating lease payments, of which $161.5 million and $461.3 million are for fixed lease payments and $35.4 million and $100.3 million are for variable lease payments, respectively. For the comparable three and nine month-period ended September 30, 2022, we recognized $155.5 million and $433.8 million of rental income related to operating lease payments, of which $127.3 million and $354.7 million were for fixed lease payments and $28.2 million and $79.1 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2023 (in thousands):

Twelve Months Ended September 30,
2024	$605,099
2025	534,771
2026	442,600
2027	339,798
2028	267,098
Thereafter	981,101
Total	$3,170,467
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of September 30, 2023, our office space leases have current remaining lease terms ranging from approximately one year to four years with options to renew for an additional term of five years each. As of September 30, 2023, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 37.3 years and four additional ten-year options to renew.
In November 2021, we executed a sublease agreement for one of our leased office spaces as a result of the implementation of a work from home flexibility program in 2021. In February 2023, the sublease was terminated prior to its September 2025 expiration. As a result, we recorded a $0.2 million impairment charge for the write down of the ROU asset associated with the original office space lease during the nine months ended September 30, 2023, which is included in “Other expenses” in the accompanying consolidated statements of operations, with a corresponding adjustment to “Other assets” in the consolidated balance sheets.
    As of September 30, 2023, total ROU assets and lease liabilities were approximately $7.3 million and $9.4 million, respectively. As of December 31, 2022, total ROU assets and lease liabilities were approximately $8.5 million and $10.9 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost(1) (in thousands)	2023	2022	2023	2022
Operating lease cost	$425	$455	$1,351	$1,387
Variable lease cost	44	27	112	87
Sublease income	—	(67)	—	(201)
Total lease cost	$469	$415	$1,463	$1,273
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information (in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$573	$547	$1,741	$1,450
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$6,363

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term(1)	41.3 years	36.5 years
Weighted-average discount rate(2)	3.82%	3.77%
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

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of September 30, 2023 (in thousands):

September 30, 2023
October 1, 2023 - December 31, 2023	$567
2024	2,297
2025	1,122
2026	681
2027	696
Thereafter	20,051
Total undiscounted lease payments	$25,414
Less imputed interest	(16,006)
Total lease liabilities	$9,408

7.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at September 30, 2023 and December 31, 2022 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$8,143	$5,720
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$8,126	$5,702
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$—	$3,368	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$—	$1,715	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$—	$1,737	$—
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$—	$1,405	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$7,997	$12,326	$20,354	$17,743
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”(1)	$3,237	$(368)	$7,041	$(2,118)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$15,949	$14,975	$46,830	$34,826
(1)Includes losses that have been reclassified from AOCI into interest expense related to (i) the T-Locks described above, (ii) the treasury rate lock agreements that were settled in August 2021 and for which amounts will continue to be reclassified over the ten-year term of the hedged transaction, (iii) the interest rate swaps that were terminated in August 2021 and for which amounts have been fully reclassified into interest expense through their original maturity date (January 2022), and (iv) the interest rate swap that was terminated in May 2022 and for which amounts will continue to be reclassified into interest expense through its original maturity date (November 2024).
As of September 30, 2023, we estimate that approximately $13.0 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next 12 months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2023 and December 31, 2022, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Interest Rate Swap Asset	$24,494	$—	$24,494	$—
December 31, 2022
Interest Rate Swap Asset	$11,422	$—	$11,422	$—

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
    The table below sets forth the carrying value and the estimated fair value of our notes payable as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Notes Payable at:
September 30, 2023	$2,012,830	$—	$—	$2,012,830	$2,227,637
December 31, 2022	$1,740,745	$—	$—	$1,740,745	$1,936,381

9.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, in management and leasing services revenue.

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
    As of September 30, 2023, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of September 30, 2023, we had commitments of approximately $223.4 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
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
    Concentration of Properties in Southern California
    As of September 30, 2023, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the nine months ended September 30, 2023, no single tenant accounted for more than 5% of our total consolidated rental income.

11.    Equity
Preferred Stock
At September 30, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			September 30, 2023		December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
During the three months ended September 30, 2023, we did not sell any shares of common stock directly through sales agents under the 2023 ATM Program. During the nine months ended September 30, 2023, we sold 449,227 shares of common stock directly through sales agents under the 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fees.
During the three months ended September 30, 2023, we did not enter into any forward equity sale agreements under the 2023 ATM Program. During the nine months ended September 30, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2023 ATM Program with respect to 2,126,824 shares of common stock at a weighted average initial forward sale price of $60.09 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the nine months ended September 30, 2023, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2022 under our previous ATM Program and all of the forward equity sale agreements under the 2023 ATM Program by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
As of September 30, 2023, approximately $1.1 billion of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

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
During the third quarter of 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 5,400,000 shares of common stock for net proceeds of $298.4 million, based on a weighted average forward price of $55.26 per share at settlement. We currently expect to physically settle the remaining 8,100,000 shares by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of October 11, 2024. As of September 30, 2023, the net forward sale price was $55.41 and would result in $448.8 million in cash proceeds upon physical settlement of the shares under the May 2023 Forward Sales Agreements. See “Note 14 – Subsequent Events” for details related to the partial settlement of the May 2023 Forward Sales Agreements subsequent to September 30, 2023.
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
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three and nine months ended September 30, 2023 and 2022, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30,
	2023	2022	2023	2022
Accumulated other comprehensive income (loss) - beginning balance	$16,525	$(2,974)	$8,247	$(9,874)
Other comprehensive income before reclassifications	7,997	12,326	20,354	17,743
Amounts reclassified from accumulated other comprehensive (income) loss to interest expense	(3,237)	368	(7,041)	2,118
Net current period other comprehensive income	4,760	12,694	13,313	19,861
Less: other comprehensive income attributable to noncontrolling interests	(143)	(497)	(418)	(764)
Other comprehensive income attributable to common stockholders	4,617	12,197	12,895	19,097
Accumulated other comprehensive income (loss) - ending balance	$21,142	$9,223	$21,142	$9,223
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

Operating Partnership Units
As of September 30, 2023, noncontrolling interests included 5,567,048 OP Units, 792,646 fully-vested LTIP units and 940,847 fully-vested performance units, and represented approximately 3.4% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 12 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the nine months ended September 30, 2023, 313,791 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $12.4 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of September 30, 2023, a total of 1,413,165 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the nine months ended September 30, 2023:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2023	274,416	$56.92	313,051	$54.84
Granted	204,147	$59.01	64,705	$57.24
Forfeited	(20,408)	$62.92	—	$—
Vested(1)	(108,598)	$52.68	(53,072)	$55.81
Balance at September 30, 2023	349,557	$59.10	324,684	$55.16
(1)During the nine months ended September 30, 2023, 32,028 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2023:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2023 - December 31, 2023	1,403	127,120	476,915
2024	136,375	105,022	366,004
2025	97,127	74,010	673,188
2026	71,030	12,040	—
2027	43,622	6,492	—
Total	349,557	324,684	1,516,107
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expensed share-based compensation(1)	$8,166	$6,316	$24,300	$18,710
Capitalized share-based compensation(2)	275	167	740	454
Total share-based compensation	$8,441	$6,483	$25,040	$19,164
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and nine months ended September 30, 2023 and 2022, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of September 30, 2023, total unrecognized compensation cost related to all unvested share-based awards was $42.8 million and is expected to be recognized over a weighted average remaining period of 25 months.

13.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$61,790	$41,648	$182,270	$131,449
Less: Preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: Net income attributable to noncontrolling interests	(2,824)	(2,368)	(8,605)	(7,142)
Less: Net income attributable to participating securities	(314)	(201)	(952)	(605)
Net income attributable to common stockholders – basic and diluted	$56,338	$36,765	$165,770	$116,759

Denominator:
Weighted average shares of common stock outstanding – basic	205,279,681	171,908,895	200,455,490	165,852,466
Effect of dilutive securities	167,851	922,278	212,083	548,968
Weighted average shares of common stock outstanding – diluted	205,447,532	172,831,173	200,667,573	166,401,434

Earnings per share — Basic
Net income attributable to common stockholders	$0.27	$0.21	$0.83	$0.70
Earnings per share — Diluted
Net income attributable to common stockholders	$0.27	$0.21	$0.83	$0.70
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

14.    Subsequent Events
    Dividends and Distributions Declared
On October 16, 2023, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.38	December 29, 2023	January 16, 2024
OP Units	$0.38	December 29, 2023	January 16, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2023	December 29, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2023	December 29, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2023	December 29, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2023	December 29, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2023	December 29, 2023
Partial Settlement of May 2023 Forward Sale Agreements
In October 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 4,611,653 shares of common stock in exchange for net proceeds of $256.1 million, based on a weighted average forward price of $55.54 per share at settlement.

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
•our ability to maintain our current investment grade rating by Fitch Ratings (“Fitch”), Moody’s Investors Services (“Moody’s”) or from Standard and Poor’s Ratings Services (“S&P”);
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
Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, redevelop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. We are organized and conduct our operations to qualify as a REIT under the Code, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of September 30, 2023, our consolidated portfolio consisted of 371 properties with approximately 45.0 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in high-barrier Southern California infill markets. Periodically we also engage in mortgage debt investments secured by industrial zoned property or property suitable for industrial development within these markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add repositioning and redevelopments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
2023 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 42.0% to $165.8 million for the nine months ended September 30, 2023, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 33.4% to $326.0 million for the nine months ended September 30, 2023, compared to the prior year.
•Net operating income (NOI)(1) increased by 30.4% to $448.3 million for the nine months ended September 30, 2023, compared to the prior year.
•Total portfolio occupancy at September 30, 2023 was 94.1%.
•Same Property Portfolio(2) average occupancy for the nine months ended September 30, 2023 was 97.9% and ending occupancy at September 30, 2023 was 97.9%.
•Executed a total of 355 new and renewal leases with a combined 5.4 million rentable square feet, with leasing spreads of 81.6% on a GAAP basis and 62.5% on a cash basis.
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
•During the third quarter of 2023, we completed the acquisition of six properties with 1.1 million rentable square feet of buildings on 44 acres of land for an aggregate purchase price of $314.8 million.
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
•During the second quarter of 2023, we completed construction of two of our repositioning/redevelopment properties located at 20851 Currier Road and 12752-12822 Monarch Street. As of September 30, 2023, these two properties and our property located at 8210-8240 Haskell Avenue, were in the lease-up stage.
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
•During the third quarter of 2023, we partially settled the outstanding forward equity sale agreements related to the public offering by issuing 5,400,000 shares of common stock in exchange for net proceeds of $298.4 million.
•Subsequent to September 30, 2023, in October 2023, we partially settled the outstanding forward equity sale agreements related to the public offering by issuing 4,611,653 shares of common stock in exchange for net proceeds of $256.1 million.
•As of the date of this filing, we had 3,488,347 shares of common stock, or approximately $193.8 million of forward net proceeds remaining for settlement prior to October 11, 2024, based on a weighted average forward sale price of $55.55 per share.

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
The infill Southern California industrial real estate sector continues to exhibit strong long-term fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. Meanwhile, underlying tenant demand within our infill target markets continues to be healthy, illustrated or driven by strong re-leasing spreads and renewal activity, a dynamic regional economy, growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. That said, economic uncertainties as a result of inflation and higher interest rates along with fluctuations of west coast port activity, port labor relations and the normalization of market vacancy and rent growth could impact future demand, rental rates and vacancy within our infill Southern California market.
Tenant demand remains healthy within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the third quarter of 2023 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from historical years (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction and logistics, as well as by an emerging electric vehicle industry, among other sectors. We continue to observe a notable volume of ecommerce-oriented tenants securing space within our portfolio, which accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution and local omnichannel retail fulfillment are driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand.
We believe our portfolio’s leasing performance during the third quarter of 2023 has generally outpaced that of the infill markets within which we operate, and, as discussed in more detail below, our target infill markets continue to operate at high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.

General Market Conditions
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased quarter-over-quarter and average asking lease rates decreased slightly quarter-over-quarter after reaching a record high in the first half of 2023. Occupancy has returned to 2019 pre-COVID levels, which represented a healthy industrial market at that time, and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained strong during the third quarter of 2023. Average asking lease rates increased marginally quarter-over-quarter and vacancy increased slightly quarter-over-quarter while still remaining at near-record low vacancy levels. Current market conditions are expected to remain solid over the long-term due to consistent demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased quarter-over-quarter, in part due to the number of units over 100,000 square feet that were available. In contrast, vacancy in the Company’s Same Property Portfolio was flat for units over 100,000 square feet and decreased by 60 basis points overall compared to the prior quarter driven by the Company’s limited exposure to unit sizes that are experiencing an increase in supply in the Inland Empire West market. Average taking lease rates in the market decreased quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy was unchanged quarter-over-quarter remaining below pre-COVID levels and average asking lease rates decreased slightly quarter-over-quarter.
In Ventura County, vacancy increased slightly quarter-over-quarter and average asking lease rates decreased quarter-over-quarter.
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
As of September 30, 2023, 26 of our properties were under current repositioning or redevelopment and three of our properties were in the lease-up stage. In addition, we have a pipeline of ten additional properties for which we anticipate beginning repositioning/redevelopment construction work between the fourth quarter of 2023 and the second quarter of 2025. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2022 and 2023, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. Furthermore, we estimate that over the next four years we have up to approximately 6.0 million rentable square feet of additional repositioning/redevelopment projects embedded in our portfolio that are not currently listed in the tables below. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 9/30/2023
Current Repositioning:
19431 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2022	4Q-2023	100%(3)
2800 Casitas Avenue (SF Valley)	LA	116,158	116,158	1Q-2023	4Q-2023	—%
444 Quay Avenue (South Bay)	LA	26,700	26,700	1Q-2023	4Q-2023	—%
500 Dupont Avenue (IE - West)	SB	274,852	274,852	1Q-2023	1Q-2024	—%
11308-11350 Penrose Street (SF Valley)	LA	151,011	71,547	1Q-2023	1Q-2024	53%
9755 Distribution Avenue (Central SD)	SD	47,666	23,726	2Q-2023	4Q-2023	50%
4039 Calle Platino (North County SD)	SD	143,552	73,696	2Q-2023	1Q-2024	70%
8902-8940 Activity Road (Central SD)	SD	112,876	13,950	3Q-2023	1Q-2024	87%
2880 Ana Street (South Bay)	LA	LAND	LAND	3Q-2023	1Q-2024	—%
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258	3Q-2023	3Q-2024	100%(4)
14434-14527 San Pedro Street (South Bay)	LA	58,094	58,094	3Q-2023	2Q-2025	—%
Total Current Repositioning		1,066,167	793,981

Lease-up (Repositioning):
8210-8240 Haskell Avenue (SF Valley)	LA	52,934	52,934	1Q-2022	1Q-2023	28%
20851 Currier Road (SG Valley)	LA	59,412	59,412	1Q-2023	2Q-2023	—%
Total Lease-up (Repositioning)		112,346	112,346

Future Repositioning:
263-321 Gardena Blvd (South Bay)	LA	55,238	55,238	4Q-2023	3Q-2024	100%
East 27th Street (Central LA)	LA	300,389	126,563	4Q-2023	3Q-2024	100%
29125 Avenue Paine (SF Valley)	LA	176,107	176,107	4Q-2023	4Q-2024	100%
17311 Nichols Lane (OC West)	OC	104,182	104,182	1Q-2024	4Q-2024	100%
19301 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2024	4Q-2024	76%
Total Future Repositioning		635,916	462,090

– See footnotes starting on page 46 –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(5)	Start	Completion	Total Property Leased % at 9/30/2023
Current Redevelopment:
1055 Sandhill Avenue (South Bay)	LA	127,857	3Q-2021	1Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	4Q-2024	—%
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	162,231	4Q-2021	1Q-2024	—%
1901 Via Burton (North OC)	OC	139,449	1Q-2022	2Q-2024	—%
3233 Mission Oaks Boulevard (Ventura)(6)	VC	117,358	2Q-2022	2Q-2024	—%
8888-8892 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	3Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498	3Q-2022	3Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483	4Q-2022	1Q-2024	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,447	4Q-2022	3Q-2024	—%
4416 Azusa Canyon Road (SG Valley)	LA	130,063	4Q-2022	4Q-2024	—%
3071 Coronado Street (North OC)	OC	105,173	1Q-2023	1Q-2024	—%
15010 Don Julian Road (SG Valley)	LA	219,242	1Q-2023	4Q-2024	—%
21515 Western Avenue (South Bay)	LA	84,100	2Q-2023	4Q-2024	—%
12772 San Fernando Road (SF Valley)	LA	143,421	3Q-2023	3Q-2024	—%
19900 Plummer Street (SF Valley)	LA	79,900	3Q-2023	4Q-2024	—%
Total Current Redevelopment		1,937,281

Lease-up (Redevelopment):
12752-12822 Monarch St. (West OC)(7)	OC	163,864	1Q-2022	2Q-2023	See note (7)
Total Lease-up (Redevelopment)		163,864

Future Redevelopment:
17907-18001 Figueroa Street (South Bay)	LA	76,722	4Q-2023	4Q-2024	73%
Rancho Pacifica - Building 5 (South Bay)	LA	76,500	4Q-2023	4Q-2024	100%
1500 Raymond Avenue (North OC)	OC	138,497	4Q-2023	1Q-2025	—%
13711 Freeway Drive (Mid-Counties)	LA	104,500	2Q-2024	3Q-2025	100%
404-430 Berry Way (North OC)	OC	147,000	2Q-2025	2Q-2026	16%
Total Future Redevelopment		543,219

– See footnotes starting on page 46 –

Stabilized(8)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 9/30/2023
12821 Knott Street (West OC)(9)	OC	165,171	2Q-2023	100%
12133 Greenstone Avenue (Mid-Counties)	LA	LAND	2Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	122,514	2Q-2023	100%
15601 Avalon Boulevard (South Bay)	LA	86,879	2Q-2023	100%
Total 2023 Stabilized		374,564

29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
11600 Los Nietos Road (Mid-Counties)	LA	106,251	3Q-2022	100%
3441 MacArthur Blvd. (OC Airport)	OC	124,102	3Q-2022	100%
415-435 Motor Avenue (SG Valley)	LA	94,321	4Q-2022	100%
15650-15700 Avalon Blvd. (South Bay)	LA	98,259	4Q-2022	100%
19475 Gramercy Place (South Bay)	LA	47,712	4Q-2022	100%
Total 2022 Stabilized		644,512

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
(3)As of September 30, 2023, 19431 Santa Fe Avenue has been leased and the tenant is occupying a portion of the property. The tenant is expected to take full occupancy in the fourth quarter of 2023, subject to completion of repositioning work.
(4)As of September 30, 2023, 29120 Commerce Center Drive has been leased on a short-term basis through June 30, 2024. We are currently performing repositioning work around the short-term tenant.
(5)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(6)As of September 30, 2023, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to construct one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(7)As of September 30, 2023, 12752-12822 Monarch Street comprises 275,189 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that were not redeveloped. We repositioned 65,968 rentable square feet, and demolished 99,925 rentable square feet and constructed a new 97,896 rentable square feet building in its place.
(8)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(9)At 12821 Knott Street, we repositioned the existing 120,800 rentable square foot building and constructed 45,171 rentable square feet of new warehouse space.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $6.2 million and $16.1 million of interest expense and $1.9 million and $5.0 million of insurance and real estate tax expenses during the three and nine months ended September 30, 2023, respectively, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of September 30, 2023, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.1% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of September 30, 2023, 26 of our properties with a combined 2.7 million of estimated rentable square feet at completion are under current repositioning or redevelopment, three properties with a combined 0.3 million of rentable square feet are in lease-up, and we have a near-term pipeline of ten repositioning and redevelopment projects with a combined 1.0 million of estimated rentable square feet at completion. Additionally, we have 0.3 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 3.8% of our total consolidated portfolio square footage as of September 30, 2023. Including vacant space at these properties, our weighted average occupancy rate as of September 30, 2023 in our Los Angeles, Orange County and San Bernardino markets was 94.8%, 92.0% and 92.9%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of September 30, 2023, in these markets was 98.1%, 99.8% and 97.0%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and nine months ended September 30, 2023:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2023	54	522,288	3.6	$21.41	108.8%	87.6%
Q2-2023	53	961,235	5.8	$21.67	83.8%	66.9%
Q3-2023	57	862,420	4.5	$18.82	74.0%	56.0%
Total/Weighted Average	164	2,345,943	4.8	$20.57	87.6%	69.1%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2023	68	1,254,005	4.1	$22.02	74.9%	54.5%	136	2,461,943	83.3%
Q2-2023	76	1,165,452	4.3	$20.72	100.2%	76.8%	144	2,065,869	70.9%
Q3-2023	47	667,179	2.1	$21.54	60.5%	49.1%	110	1,653,111	61.7%
Total/Weighted Average	191	3,086,636	3.8	$21.43	79.9%	60.7%	390	6,180,923	73.0%
(1)Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during the quarter.
(2)Calculated as the change between GAAP rents for new or renewal leases and the expiring GAAP rents (excluding the impact of amortization of intangible assets or liabilities) on the expiring leases for the same space.
(3)Calculated as the change between starting cash rents for new or renewal leases and the expiring cash rents on the expiring leases for the same space.
(4)The GAAP and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2023, exclude 52 leases aggregating 1,451,641 rentable square feet for which there was no comparable lease data. Of these 52 excluded leases, 33 leases for 828,564 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2023, exclude seven leases aggregating 120,730 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(6)Includes leases totaling 1,668,760 rentable square feet that expired during the nine months ended September 30, 2023, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
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

Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of September 30, 2023, we have 26 current repositioning/redevelopment projects with estimated construction completion periods ranging from the fourth quarter of 2023 through the second quarter of 2025, and an additional ten repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the second quarter of 2026. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2023, for each of the 10 full and partial calendar years beginning with 2023 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	903,526	2.0%	$—	—%	$—
Repositioning/Redevelopment(6)	—	1,731,770	3.9%	—	—%	$—
MTM Tenants	11	241,540	0.5%	3,375	0.5%	$13.97
Remainder of 2023	89	1,249,197	2.8%	16,809	2.6%	$13.46
2024	427	7,014,516	15.6%	89,762	14.1%	$12.80
2025	393	7,362,873	16.4%	104,844	16.5%	$14.24
2026	345	7,996,757	17.8%	111,379	17.5%	$13.93
2027	143	4,956,329	11.0%	79,352	12.5%	$16.01
2028	117	3,884,505	8.6%	65,806	10.3%	$16.94
2029	34	2,185,305	4.8%	33,305	5.2%	$15.24
2030	23	1,928,432	4.3%	29,030	4.6%	$15.05
2031	19	2,006,502	4.5%	33,100	5.2%	$16.50
2032	16	1,086,587	2.4%	20,951	3.3%	$19.28
Thereafter	35	2,450,774	5.4%	49,308	7.7%	$20.12
Total Consolidated Portfolio	1,652	44,998,613	100.0%	$637,021	100.0%	$15.04
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2023, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of September 30, 2023.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of September 30, 2023.
(5)Represents vacant space (not under repositioning/redevelopment) as of September 30, 2023. Includes leases aggregating 54,008 rentable square feet that had been signed but had not yet commenced as of September 30, 2023.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”) or redevelopment properties as of September 30, 2023.
As of September 30, 2023, in addition to 0.9 million rentable square feet of currently available space in our portfolio and approximately 1.7 million rentable square feet of vacant space under current repositioning, leases representing 2.8% and 15.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2023 and 2024, respectively. During the nine months ended September 30, 2023, we renewed 191 leases for 3.1 million rentable square feet, resulting in a retention rate of 73.0%. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. During the nine months ended September 30, 2023, new and renewal leases had a weighted average term of 4.8 and 3.8 years, and we expect future new and renewal leases to have similar terms.

The leases scheduled to expire during the remainder of 2023 and 2024 represent approximately 2.6% and 14.1%, respectively, of the total annualized base rent for our portfolio as of September 30, 2023. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2023 and 2024 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
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
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, high and persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
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

Taxable REIT Subsidiary
As of September 30, 2023, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2023 and 2022.

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
For the three and nine months ended September 30, 2023 and 2022, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2022 through September 30, 2023, and that were stabilized prior to January 1, 2022, which consisted of buildings aggregating approximately 32.5 million rentable square feet at 256 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2022 through September 30, 2023, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2022 or 2023, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 77 properties aggregating approximately 9.1 million rentable square feet that were purchased between January 1, 2022 and September 30, 2023, and the two properties aggregating approximately 0.1 million rentable square feet that were sold between January 1, 2022 and September 30, 2023.
At September 30, 2023 and 2022, our Same Property Portfolio occupancy was approximately 97.9% and 98.1%, respectively. For the three months ended September 30, 2023 and 2022, our Same Property Portfolio weighted average occupancy was approximately 97.8% and 98.4%, respectively. Comparatively, for the nine months ended September 30, 2023 and 2022, our Same Property Portfolio weighted average occupancy was approximately 97.9% and 98.8%.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
	2023	2022		Change	2023	2022		Change
REVENUES
Rental income	$140,077	$128,954	$11,123	8.6%	$204,212	$162,581	$41,631	25.6%
Management and leasing services	—	—	—	—%	158	163	(5)	(3.1)%
Interest income	—	—	—	—%	1,029	3	1,026	34,200.0%
TOTAL REVENUES	140,077	128,954	11,123	8.6%	205,399	162,747	42,652	26.2%
OPERATING EXPENSES
Property expenses	32,353	29,999	2,354	7.8%	48,085	39,614	8,471	21.4%
General and administrative	—	—	—	—%	18,575	14,951	3,624	24.2%
Depreciation and amortization	37,188	37,138	50	0.1%	60,449	51,146	9,303	18.2%
TOTAL OPERATING EXPENSES	69,541	67,137	2,404	3.6%	127,109	105,711	21,398	20.2%
OTHER EXPENSES
Other expenses	—	—	—	—%	551	413	138	33.4%
Interest expense	—	—	—	—%	15,949	14,975	974	6.5%
TOTAL EXPENSES	69,541	67,137	2,404	3.6%	143,609	121,099	22,510	18.6%
NET INCOME	$70,536	$61,817	$8,719	14.1%	$61,790	$41,648	$20,142	48.4%
Rental Income
In the following table, we present the components of rental income for the three months ended September 30, 2023 and September 30, 2022, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
Category	2023	2022		Change	2023	2022		Change
Rental revenue(1)	$115,887	$106,483	$9,404	8.8%	$168,789	$134,386	$34,403	25.6%
Tenant reimbursements(2)	23,738	22,106	1,632	7.4%	34,842	27,675	7,167	25.9%
Other income(3)	452	365	87	23.8%	581	520	61	11.7%
Rental income	$140,077	$128,954	$11,123	8.6%	$204,212	$162,581	$41,631	25.6%
Our Same Property Portfolio and Total Portfolio rental income increased by $11.1 million, or 8.6%, and $41.6 million, or 25.6%, respectively, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $9.4 million, or 8.8%, and $34.4 million, or 25.6%, respectively, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by an increase of $0.9 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection, a decrease in average occupancy rates and a decrease of $0.4 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.6 million, or 7.4%, and our Total Portfolio tenant reimbursements revenue increased by $7.2 million, or 25.9%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable insurance expenses as a result of higher premiums, higher reimbursable property tax expenses, and an increase in tenant reimbursements due to timing differences in completing prior year recoverable expense reconciliations for comparable periods. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.1 million, or 23.8%, and $0.1 million, or 11.7%, respectively, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in miscellaneous income and in increase in fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue decreased by $5 thousand, or 3.1%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Interest Income
Interest income increased from $3 thousand for the three months ended September 30, 2022 to $1.0 million for the three months ended September 30, 2023, due to an increase in the average cash balance invested in money market accounts and higher interest rates.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $2.4 million, or 7.8%, and $8.5 million, or 21.4%, respectively, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in our Same Property Portfolio property expenses is primarily due to increases in insurance expenses as a result of higher premiums, property tax expenses, repairs and maintenance expenses and allocated overhead costs reflecting a higher employee headcount and labor costs. Our Total Portfolio property expenses were also impacted by incremental expenses from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $3.6 million, or 24.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in non-cash equity compensation expense primarily related to performance unit equity grants made in 2021 and 2022, an increase in payroll related costs due to a higher employee headcount and rising labor costs and an increase in accrued bonus expense.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense increased by $0.1 million, or 0.1%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2022, partially offset by acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2022. Our Total Portfolio depreciation and amortization expense increased by $9.3 million, or 18.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the incremental expense from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
Other Expenses
Our Total Portfolio other expenses increased by $0.1 million from $0.4 million for the three months ended September 30, 2022 to $0.6 million for three months ended September 30, 2023, primarily due to $0.4 million of construction demolition costs incurred in the third quarter of 2023 and a $0.1 million increase in write-offs of construction costs related to cancelled projects, partially offset by a $0.3 million decrease in acquisition costs.
Interest Expense
Our Total Portfolio interest expense increased by $1.0 million, or 6.5%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in interest expense is primarily comprised of the following: (i) $4.0 million related to the $300 Million Notes offering we completed in March 2023, (ii) $2.3 million related to the $400.0 million term loan facility borrowing we completed in July 2022 and the related interest rate swaps, (iii) $0.2 million related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps, and (iv) a $0.2 million increase related to the current and prior $60.0 million term loans primarily due to the increase in interest rates. These increases were partially offset by the following decreases: (i) $3.2 million due to a decrease in borrowings under our unsecured revolving credit facility, and (ii) $2.6 million due to an increase in capitalized interest related to repositioning and redevelopment activity.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
	2023	2022		Change	2023	2022		Change
REVENUES
Rental income	$410,318	$383,024	$27,294	7.1%	$583,474	$452,156	$131,318	29.0%
Management and leasing services	—	—	—	—%	519	456	63	13.8%
Interest income	—	—	—	—%	3,408	5	3,403	68,060.0%
TOTAL REVENUES	410,318	383,024	27,294	7.1%	587,401	452,617	134,784	29.8%
OPERATING EXPENSES
Property expenses	92,207	88,474	3,733	4.2%	135,220	108,448	26,772	24.7%
General and administrative	—	—	—	—%	55,039	44,531	10,508	23.6%
Depreciation and amortization	111,853	113,226	(1,373)	(1.2)%	178,671	140,226	38,445	27.4%
TOTAL OPERATING EXPENSES	204,060	201,700	2,360	1.2%	368,930	293,205	75,725	25.8%
OTHER EXPENSES
Other expenses	—	—	—	—%	1,504	746	758	101.6%
Interest expense	—	—	—	—%	46,830	34,826	12,004	34.5%
TOTAL EXPENSES	204,060	201,700	2,360	1.2%	417,264	328,777	88,487	26.9%
Loss on extinguishment of debt	—	—	—	—%	—	(877)	877	(100.0)%
Gains on sale of real estate	—	—	—	—%	12,133	8,486	3,647	43.0%
NET INCOME	$206,258	$181,324	$24,934	13.8%	$182,270	$131,449	$50,821	38.7%
Rental Income
In the following table, we present the components of rental income for the nine months ended September 30, 2023 and September 30, 2022, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
Category	2023	2022		Change	2023	2022		Change
Rental revenue(1)	$339,861	$315,485	$24,376	7.7%	$483,183	$373,053	$110,130	29.5%
Tenant reimbursements (2)	69,137	66,428	2,709	4.1%	98,497	77,641	20,856	26.9%
Other income(3)	1,320	1,111	209	18.8%	1,794	1,462	332	22.7%
Rental income	$410,318	$383,024	$27,294	7.1%	$583,474	$452,156	$131,318	29.0%
Our Same Property Portfolio and Total Portfolio rental income increased by $27.3 million, or 7.1%, and $131.3 million, or 29.0%, respectively, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $24.4 million, or 7.7%, and $110.1 million, or 29.5%, respectively, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease in occupancy rates, an increase of $2.2 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection and a decrease of $1.8 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $2.7 million, or 4.1%, and our Total Portfolio tenant reimbursements revenue increased by $20.9 million, or 26.9% during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses, a decrease in reimbursements to tenants from the completion of prior year recoverable expense reconciliations and higher insurance expenses as a result of higher premiums. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.2 million, or 18.8%, and $0.3 million, or 22.7%, respectively, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in fees charged for late rental payments and an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 13.8%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Interest Income
Interest income increased from $5 thousand for the nine months ended September 30, 2022 to $3.4 million for the nine months ended September 30, 2023, due to an increase in the average cash balance invested in money market accounts and higher interest rates.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $3.7 million, or 4.2%, and $26.8 million, or 24.7%, respectively, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, repairs and maintenance expenses, allocated overhead costs driven by higher employee headcount and rising labor costs, and insurance expenses as a result of higher premiums. Our Total Portfolio property expenses were also impacted by incremental expenses from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $10.5 million, or 23.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in non-cash equity compensation expense primarily related to performance unit equity grants made in 2021 and 2022, an increase in payroll related costs due to a higher employee headcount and rising labor costs and an increase in accrued bonus expense.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $1.4 million, or 1.2%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2022, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2022. Our Total Portfolio depreciation and amortization expense increased by $38.4 million, or 27.4%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the incremental expense from the 77 properties we acquired between January 1, 2022 and September 30, 2023.
Other Expenses
Our Total Portfolio other expenses increased by $0.8 million from $0.7 million for the nine months ended September 30, 2022, to $1.5 million for the nine months ended September 30, 2023, primarily due to $0.7 million of construction demolition costs incurred during 2023 and a $0.2 million impairment charge recorded in February 2023 to reduce the carrying value of the right-of-use asset in connection with the early termination of a sublease for one of our office space leases, partially offset by a $0.1 million decrease in acquisition costs.
Interest Expense
Our Total Portfolio interest expense increased by $12.0 million, or 34.5%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in interest expense is primarily comprised of the following: (i) $12.8 million related to the $400.0 million term loan facility borrowing we completed in July 2022 and the related interest rate swaps, (ii) $8.1 million related to the $300 Million Notes offering we completed in March 2023, and (iii) $5.3 million related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps. These increases were partially offset by the following decreases: (i) $8.0 million due to an increase in capitalized interest related to repositioning and redevelopment activity, (ii) $4.8 million due to a decrease in borrowings under our unsecured revolving credit facility, and (iii) $2.2 million related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022.
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
Gains on Sale of Real Estate
During the nine months ended September 30, 2023, we recognized gains on sale of real estate of $12.1 million from the disposition of one property that was sold for a gross sales price of $17.0 million. During the nine months ended September 30, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$61,790	$41,648	$182,270	$131,449
Adjustments:
Depreciation and amortization	60,449	51,146	178,671	140,226
Gains on sale of real estate	—	—	(12,133)	(8,486)
Funds From Operations (FFO)	$122,239	$92,794	$348,808	$263,189
Adjustments:
Acquisition expenses	10	359	330	451
Impairment of right-of-use asset	—	—	188	—
Loss on extinguishment of debt	—	—	—	877
Amortization of loss on termination of interest rate swaps	59	59	177	194
Non-capitalizable demolition costs	361	—	701	—
Write-offs of below-market lease intangibles related to terminations(1)	—	—	(1,318)	—
Core FFO	$122,669	$93,212	$348,886	$264,711
Less: preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: Core FFO attributable to noncontrolling interests(2)	(4,924)	(4,471)	(14,556)	(12,433)
Less: Core FFO attributable to participating securities(3)	(462)	(307)	(1,339)	(914)
Core FFO attributable to common stockholders	$114,969	$86,120	$326,048	$244,421

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income	$204,212	$162,581	$583,474	$452,156
Less: Property expenses	48,085	39,614	135,220	108,448
Net Operating Income	$156,127	$122,967	$448,254	$343,708
Amortization of (below) above market lease intangibles, net	(7,241)	(7,033)	(21,763)	(18,250)
Straight line rental revenue adjustment	(11,792)	(8,411)	(28,073)	(23,753)
Cash Net Operating Income	$137,094	$107,523	$398,418	$301,705

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$61,790	$41,648	$182,270	$131,449
Adjustments:
General and administrative	18,575	14,951	55,039	44,531
Depreciation and amortization	60,449	51,146	178,671	140,226
Other expenses	551	413	1,504	746
Interest expense	15,949	14,975	46,830	34,826
Loss on extinguishment of debt	—	—	—	877
Management and leasing services	(158)	(163)	(519)	(456)
Interest income	(1,029)	(3)	(3,408)	(5)
Gains on sale of real estate	—	—	(12,133)	(8,486)
Net Operating Income	$156,127	$122,967	$448,254	$343,708
Amortization of (below) above market lease intangibles, net	(7,241)	(7,033)	(21,763)	(18,250)
Straight line rental revenue adjustment	(11,792)	(8,411)	(28,073)	(23,753)
Cash Net Operating Income	$137,094	$107,523	$398,418	$301,705
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$61,790	$41,648	$182,270	$131,449
Interest expense	15,949	14,975	46,830	34,826
Depreciation and amortization	60,449	51,146	178,671	140,226
Gains on sale of real estate	—	—	(12,133)	(8,486)
EBITDAre	$138,188	$107,769	$395,638	$298,015

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At September 30, 2023, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028, $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300.0 million of 5.000% Senior Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of September 30, 2023, we had:
•Outstanding debt with varying maturities with an aggregate principal amount of $2.2 billion, of which $409.0 million is due within 12 months (including the $400.0 unsecured term loan facility maturing on July, 19, 2024, which can be extended for two additional one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $338.0 million, of which $77.1 million is due within 12 months;
•Commitments of $223.4 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $25.4 million, of which $2.3 million is due within 12 months.
See “Note 5 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 6 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of September 30, 2023, our cash and cash equivalents were $83.3 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.

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
During the nine months ended September 30, 2023, we sold 449,227 shares of common stock directly through sales agents under our 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million after deducting the sales agents’ fees.
During the nine months ended September 30, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the 2023 ATM Program with respect to 2,126,824 shares of common stock at a weighted average initial forward sale price of $60.09 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the nine months ended September 30, 2023, we physically settled the forward equity sale agreement that was outstanding as of December 31, 2022 under our prior ATM Program and all of the forward equity sale agreements under the 2023 ATM Program by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
As of September 30, 2023, approximately $1.1 billion of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
The net proceeds from this offering were used for general management activities including funding acquisitions and funding our redevelopment and repositioning activities.

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
During the third quarter of 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 5,400,000 shares of common stock in exchange for net proceeds of $298.4 million, based on a weighted average forward price of $55.26 per share at settlement.
Subsequent to September 30, 2023, in October 2023, we partially settled the outstanding May 2023 Forward Sale Agreements by issuing 4,611,653 shares of common stock in exchange for net proceeds of $256.1 million, based on a weighted average forward price of $55.54 per share at settlement.
We currently expect to physically settle the remaining 3,488,347 shares under the May 2023 Forward Sale Agreements by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of October 11, 2024. As of October 20, 2023, the date of this Quarterly Report on Form 10-Q, the net forward sale price was $55.55 and would result in $193.8 million of cash proceeds upon physical settlement of the remaining shares under the May 2023 Forward Sale Agreements.
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
During the nine months ended September 30, 2023, we completed the disposition of one property for a gross sales price of $17.0 million and total net cash proceeds of $16.2 million. The net cash proceeds were used to partially fund the acquisition of one property during the nine months ended September 30, 2023, through a 1031 Exchange transaction.
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

Investment Grade Rating
Our credit ratings at September 30, 2023, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at September 30, 2023, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of September 30, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, we completed 14 acquisitions representing 16 properties with a combined 3.1 million rentable square feet of buildings on 159 acres of land, for an aggregate purchase price of $1.2 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report on Form 10-Q, we have approximately $400.0 million of investments under contract or accepted offer. There can be no assurance we will complete any such transactions. While the actual number of investments that we complete will be dependent upon a number of factors, in the short term, we expect to fund our investments through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the properties we acquired during the nine months ended September 30, 2023.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of September 30, 2023, 26 of our properties were under current repositioning and redevelopment and we have a pipeline of ten additional properties for which we anticipate beginning construction work between the fourth quarter of 2023 and the second quarter of 2025. We currently estimate that approximately $427.8 million of capital will be required over the next three years (4Q-2023 through 2Q-2026) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program and settlement of the May 2023 Forward Sale Agreements, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Nine Months Ended September 30, 2023
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$142,311	30,203,382	$4.71
Recurring Capital Expenditures(5)	19,751	43,778,145	$0.45
Total Capital Expenditures	$162,062
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
On October 16, 2023, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.38	December 29, 2023	January 16, 2024
OP Units	$0.38	December 29, 2023	January 16, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2023	December 29, 2023
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2023	December 29, 2023
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	December 15, 2023	December 29, 2023
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	December 15, 2023	December 29, 2023
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2023	December 29, 2023

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2023:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility(3)	5/26/2026	(4)	S+0.685%	(5)	6.095%	(3)	$—
$400M Term Loan	7/19/2024	(4)	S+0.760%	(5)	4.832%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$300M Term Loan	5/26/2027		S+0.760%	(5)	3.677%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$2,125,000

Secured Debt:
960-970 Knox Street	11/1/2023		n/a		5.000%		2,234
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		3,638
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,333
$60M Term Loan	10/27/2024	(8)	S+1.250%	(8)	5.060%	(8)	60,000
5160 Richton Street	11/15/2024		n/a		3.790%		4,060
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,558
701-751 Kingshill Place	1/5/2026		n/a		3.900%		7,016
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,690
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,871
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,791
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,914
Total Secured Debt							$120,605
Total Consolidated Debt					3.615%		$2,245,605
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2023, and includes the effect of interest rate swaps that were effective as of September 30, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $18.0 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2023.
(3)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of September 30, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%. The effective rate assumes daily SOFR of 5.310% as of September 30, 2023.
(4)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.

(5)As of September 30, 2023, the interest rates on these loans are comprised of daily SOFR for both the Revolver and $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Loans, depending on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(6)Effective April 3, 2023, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(7)As of September 30, 2023, Term SOFR for the $300 Million Term Lon has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
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
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2023:

	Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed	4.8	3.615%	$2,245,605	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	2.4	4.571%	$120,605	5%
Unsecured	4.9	3.560%	$2,125,000	95%
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2023. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $18.0 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2023.
At September 30, 2023, we had consolidated indebtedness of $2.2 billion, reflecting a net debt to total combined market capitalization of approximately 16.7%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt.  Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
We were in compliance with all of our quarterly debt covenants as of September 30, 2023.
Cash Flows
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Cash provided by operating activities	$311,561	$260,943	$50,618
Cash used in investing activities	$(1,272,780)	$(2,055,827)	$783,047
Cash provided by financing activities	$1,007,701	$1,788,027	$(780,326)
Net cash provided by operating activities. Net cash provided by operating activities increased by $50.6 million to $311.6 million for the nine months ended September 30, 2023, compared to $260.9 million for the nine months ended September 30, 2022.  The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2022, and the increase in Cash NOI from our Same Property Portfolio, partially offset by changes in working capital and an increase in cash interest paid.

Net cash used in investing activities. Net cash used in investing activities decreased by $783.0 million to $1.3 billion for the nine months ended September 30, 2023, compared to $2.1 billion for the nine months ended September 30, 2022. The decrease was primarily attributable to an $851.5 million decrease in cash paid for property acquisitions and a $7.6 million decrease in cash paid for acquisition related deposits, partially offset by a $77.0 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $780.3 million to $1.0 billion for the nine months ended September 30, 2023, compared to $1.8 billion for the nine months ended September 30, 2022. The decrease was primarily attributable to the following: (i) a decrease of $1.6 billion due to lower cash proceeds from borrowings under the Revolver, (ii) a decrease of $470.9 million in net cash proceeds from the issuance of shares of our common stock, (iii) a decrease of $400.0 million from borrowings under the Term Facility in July 2022, (iv) a decrease of $300.0 million from borrowings under the Term Facility in May 2022 and (v) a decrease of $70.2 million due to higher dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding. These decreases were partially offset by the following: (i) an increase of $1.6 billion due to lower repayment of borrowings under the Revolver, (ii) an increase of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes in March 2023 and (iii) an increase of $150.0 million due to repayment of the $150.0 million term loan facility in May 2022.
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
As of September 30, 2023, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $2.25 billion. As of September 30, 2023, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of September 30, 2023, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	184	$53.59	N/A	N/A
August 1, 2023 to August 31, 2023	175	$52.87	N/A	N/A
September 1, 2023 to September 30, 2023	1,657	$50.81	N/A	N/A
	2,016	$51.24	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
10.1
First Amendment dated September 29, 2023, to Note Purchase and Guarantee Agreement dated July 13, 2017, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.

10.2
First Amendment, dated as of September 29,2023, to Note Purchase and Guarantee Agreement dated July 16, 2019, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.

10.3
Third Amendment, dated as of September 29, 2023, to Note Purchase and Guarantee Agreement dated July 16, 2015, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

October 20, 2023	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 20, 2023	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 20, 2023	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)