Form 10-K
period 2023-12-31
Rexford Industrial Realty, Inc.
filed 2024-02-12
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2023, as reported on the New York Stock Exchange (“NYSE”) was approximately $10.5 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 201,514 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 7, 2024 was 215,086,313.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
•potential bankruptcy or insolvency of tenants or our borrower;
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
•Our future acquisitions, developments and repositioning activity may not yield the returns we expect.
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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, redevelop, lease and manage industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2023, our consolidated portfolio consisted of 373 properties with approximately 45.9 million rentable square feet.
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
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning and redeveloping industrial property by renovating, modernizing or increasing functionality to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading access and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and to diversify our sources of cash flow. Additionally, our proactive approach to leasing and asset management is driven by our in-house asset management, leasing, construction management and customer solutions departments and team of portfolio and property managers who maintain direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
External Growth through Acquisitions.
We continue to grow our portfolio through disciplined acquisitions in prime Southern California infill markets. We believe that our relationship-, data- and event-driven research allows us to identify and exploit asset mispricing and market inefficiencies.  We seek to acquire assets with value-add opportunities to increase their cash flow and asset values, often targeting and catalyzing off-market or lightly marketed transactions where our execution abilities and market credibility encourage owners to sell assets to us at what we consider pricing that is more favorable than heavily marketed transactions. We also seek to source transactions from owners with generational ownership shift, fund divestment, sale-leaseback/corporate surplus, maturing loans, some facing liquidity needs or financial stress, including loans that lack economical refinancing options. We also believe our deep market presence and relationships may enable us to selectively acquire assets in marketed transactions that may be difficult to access for less focused buyers.
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions. Infill markets are considered high-barrier to entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing long-term scarcity and diminishment of supply over time. We have a portfolio of 373 properties totaling approximately 45.9 million square feet, which are all strategically located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2023, we had 1,615 leases, with no single tenant accounting for more than 2.8% of our total annualized base rent. Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles 55.7%; San Bernardino 20.0%; Orange County 9.8%; San Diego 7.6%; and Ventura 6.9%.
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
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through nine public offerings of our common stock (including one completed in 2023), three public offerings of preferred stock, sales of common stock under our various at-the-market equity offering programs and three public offerings of senior notes. We currently have an at-the-market equity offering program (“ATM program”) pursuant to which we may sell from time to time up to an aggregate of $1.25 billion of our common stock directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers (the “2023 ATM Program”). As of the filing date of this Annual Report on Form 10-K, we have sold $322.6 million of our common stock under the 2023 ATM program, leaving us with the capacity to issue up to $927.4 million of additional shares. We also have a credit agreement with a $1.0 billion unsecured revolving credit facility, and as of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding, leaving $1.0 billion available for future borrowings. The credit agreement has an accordion feature that permits us to request additional lender commitments up to an additional $800 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2023, our ratio of net debt to total market capitalization was 15.0%.

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
Insurance
Commercial property, liability, environmental, earthquake and terrorism coverage is carried on all the properties in our portfolio under blanket or standalone insurance policies. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in certain flood plains), riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes, and while we maintain earthquake insurance coverage, the events are subject to material deductibles and exclusions. Additionally, seismic risks are evaluated for properties during acquisition by a qualified structural engineer and to the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level.
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
We could be responsible for any of the costs discussed above, which have the potential to be very significant. The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. To mitigate some of the environmental risk, our properties are covered by blanket or standalone environmental insurance policies. Such standalone environmental policies are held for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities. These policies, however, are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. We obtain Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. Phase I environmental investigations are a common form of real estate due diligence that are governed by nationally recognized American Society for Testing and Materials (ASTM) standards and typically conducted by licensed environmental scientists. Phase I investigations commonly include a physical walk-through of the property in addition to a file review of the site. The file review includes creating a known operating history of the site. This includes, but is not limited to, inquiries with local governmental agencies as well as reviewing historical aerial reviews. If the consultant identifies any unexplained Recognized Environmental Concerns (“REC”) then the consultant may recommend further investigation, usually through specific invasive property tests. This additional round of investigation is commonly referred to as a “Phase II”. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead-based paint survey. Depending on the results of the initial Phase II investigation, the consultant may recommend further Phase II investigations, or if satisfied with the results, the consultant may decide the initial REC identified is no longer a concern. On occasion the seller of a property may not allow us to conduct a Phase II investigation, and we may elect to proceed with a property acquisition without a Phase II based on our risk assessment and mitigating factors informed by our third-party environmental consultants and advisors. Although we obtain a Phase I, a Phase II as permitted by the property seller, or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it, these environmental assessments may not reveal all environmental risks that might have a materially adverse economic effect on our business, assets and results of operations or liquidity, and may not identify all potential environmental liabilities, and our portfolio environmental and any site-specific insurance policies may be insufficient to cover any such environmental costs and liabilities.
We can make no assurances that (1) future laws, ordinances or regulations will not impose material environmental liabilities on us, or (2) the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.
Human Capital
As of December 31, 2023, we had 242 employees supported by five regional offices within our Southern California market to service our business and tenants, optimize the welfare and productivity of our staff, and minimize commute times for our staff and to our properties. Nearly all employees have the opportunity to work remotely within Southern California and have regular access to utilize our various offices, providing them with flexible working conditions while achieving our performance objectives and the ability to maintain business continuity. We believe that we have good relations with our employees. None of our employees are represented by a union. We have adopted a Code of Business Conduct and Ethics, and Policies and Procedures for Complaints Regarding Accounting and Fraud, including a phone number and website for employees to voice anonymous concerns. All such concerns are then brought to the attention of our independent audit committee of the board of directors and our general counsel. These policies apply to all of our employees, and receipt and review by each employee is documented and verified annually.
Employee Engagement and Support
We believe employee engagement and recognition of strong performance are key components of a strong corporate culture and may be one of the key determinants of the level of our future success. As part of our ongoing efforts to encourage employee engagement, we routinely solicit employee feedback, sometimes via anonymous surveys, and hold teambuilding events. Employees received formal recognition awards during our all-company quarterly meetings after being nominated by their peers. Each employee undergoes performance discussions at least twice per year, with annual compensation adjustment consideration commensurate with the market, individual and company performance. Our voluntary turnover rate was 7% in 2023. Our referral rate for new hires was 40%, which we believe is indicative of employee engagement and commitment. Additionally, all employees receive a weekly update via email from our executive management team.

We offer and encourage ongoing employee training and advancement opportunities, with a wide variety of thousands of courses and topics including management, leadership, personal development, diversity and inclusion, sexual harassment prevention, antibribery, health and safety, and technical skills development. Many of our employees have contributed to the creation of learning content, leveraging our employee expertise and engagement and promoting a culture of learning. On average, each employee completed over 24 hours of focused training in 2023. We also have a tuition reimbursement program which provides our team with additional opportunities to grow and succeed in their careers. Additionally, we have a paid parental leave policy for birthing and non-birthing parents to support the bonding and wellness of our employees and their newborn children. In 2022 we established a flexible time off policy under which employees no longer need to accrue time off and time off is not capped. We believe that employees should maintain a healthy work life balance with time away from work, exercising judgement to determine the appropriate time off for themselves based on workload and the collective need to achieve the Company’s goals. In 2023, we also launched an employee engagement platform, with 95% of employees participating.
Workforce Diversity, Equity and Inclusion
The Company values diversity, including diversity of experience, background, and ethnicity. Our employees are 60% female or non-binary and 40% male, and 54% of our employees self-identify as members of a racial or ethnic minority. Employees at the director level and higher are 42% female and 58% male. Our eight-member board of directors was 38% female and 25% ethnically diverse as of December 31, 2023.
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
Item 1A. Risk Factors
Set forth below are some (but not all) of the factors that could adversely affect our performance and financial condition. Moreover, we operate in a highly competitive and rapidly-changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we predict the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
Our properties are concentrated in the industrial real estate sector. This concentration exposes us to the risk of economic downturns in this sector to a greater extent than if our business activities were spread across more sectors of the real estate industry.
Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in Southern California infill markets, which causes us to be especially susceptible to adverse developments in those markets.
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically-diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we diversify the geographic concentrations of assets within Southern California and carry insurance for losses resulting from earthquakes (and other casualties), the amount of our coverage may not always be sufficient to fully cover losses from earthquakes and other casualties, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years, and the COVID-19 pandemic demonstrated the adverse impact that governmental restrictions in response to pandemics can have, and may continue to have, on the economy of the Southern California market. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. If a material reduction of imports were to occur at the Ports of Los Angeles and Long Beach, through material labor issue or other reasons, it could reduce the need for tenants to store related imported goods in our properties and result in higher market vacancy and lower rents. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Additionally, conditions in Southern California related to homelessness, crime, tax rates and heightened regulation could negatively impact economic conditions and make tenants less desirous to lease properties from us. In November 2022, various transfer tax ballot measures passed, including Measure ULA in the City of Los Angeles. As of December 31, 2023, we owned 59 properties in the City of Los Angeles representing approximately 15.5% of the rentable square footage of our portfolio. Beginning on April 1, 2023, Measure ULA imposed an additional fee at the time of sale at a rate of 4% for properties between $5 million and $10 million and 5.5% for those $10 million or above. We note, however, that during the period from April 1, 2023 through December 31, 2023, we did not sell any of our properties located in the City of Los Angeles, and as such, we were not impacted by Measure ULA. Additional California ballot measure initiatives have sought the removal of Proposition 13 property tax protections, which proposals have not passed, but if successful could cause a significant increase in property taxes at our properties. Any adverse economic or real estate developments in the Southern California market as described above, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.
The impact from a pandemic, including governmental emergency declarations with emergency powers, may impact our ability to collect rent and could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.
The impact from a pandemic, including, without limitation COVID-19, and related governmental emergency declarations with emergency powers may have significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, and could trigger a period of sustained global and U.S. economic downturn or recession. This could lead to adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations, occupancy levels and the ability or willingness of certain of our tenants to pay rent in full on a timely basis.
Moreover, to the extent any of these risks and uncertainties could adversely impact us in the ways described above or otherwise, they could also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2023, included the following (and accounted for the percentage of our total annualized base rent indicated): Manufacturing (22.7%), Wholesale Trade (21.8%) and Transportation and Warehousing (21.3%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to extend its current lease or enter into new leases, which could materially and adversely affect us.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of properties that meet certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. In addition, the current market for acquisitions of industrial properties in Southern California continues to be extremely competitive. This competition may increase the demand for our target properties and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all, which could impede our intended rate of growth. We may acquire properties utilized for non-industrial uses, including office properties, where our long-term strategy is to develop, redevelop or reposition such office asset into industrial property. Prior to executing our strategy, we may lack non-industrial property management expertise necessary to optimally manage the non-industrial properties.
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
As of December 31, 2023, approximately 77% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly-marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely-disseminated marketing materials. Properties that are acquired by off-market or lightly-marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly-marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
Our future acquisitions may not yield the returns we expect.
Our future acquisitions, and our ability to successfully operate the properties we acquire in such acquisitions, may be exposed to the following significant risks:
•even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;
•we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties as originally intended;

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
During the twelve months ended December 2023, the consumer price index increased by approximately 3.4%, compared to the twelve months ended December 2022. Federal policies and recent global events, such as the rising price of oil and the conflicts between Russia and Ukraine and events in the Middle East, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.
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
In addition, most of our leases provide for fixed annual rent increases of three percent or greater. However, the impact of the current rate of inflation of 3.4% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
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
Since 2022, the Federal Reserve Board has raised interest rates in an effort to curb inflation. Although there is some expectation that the Federal Reserve Board may begin to decrease rates in 2024, future decisions to decrease, hold steady or increase interest rates and the timing of such decision is unknown. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2023, we had $760.0 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix all $760.0 million of our variable-rate indebtedness, and we may enter into other hedging transactions. The use of hedging transactions involves certain risks.
Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our repositioning and redevelopment projects, including, but not limited to, costs of construction materials, insurance, and labor and services from third-party contractors and suppliers. Certain increases in the costs of construction materials can often be managed in our repositioning and redevelopment projects through either general budget contingencies built into our overall construction costs estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.
An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct repositioning, redevelopment, and acquisition activity, recycling of capital and leasing activity.
As of December 31, 2023, we had a $1.0 billion unsecured revolving credit facility, $400.0 million term loan facility, $300.0 million term loan facility and $60.0 million term loan facility bearing interest at variable rates on amounts drawn and outstanding. As of December 31, 2023, the variable interest rate on the $300.0 million term loan facility has been swapped to a fixed rate of 2.81725% through its maturity date, and the $400.0 million term loan facility and $60.0 million term loan facility have been swapped to a fixed rate of 3.97231% and 3.71000%, respectively, for a portion of the extension option period following the initial maturity date. There was no amount outstanding on the revolving credit facility and each of our term loan facilities was fully drawn at December 31, 2023. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. During 2023, the Federal Reserve Board increased the federal funds rate four times, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Although there is some expectation that the Federal Reserve Board may begin to decrease the federal funds rate in 2024, any future decisions to decrease, hold steady or increase the federal funds rate and the timing of such decision, is unknown, and the risk of higher overall interest rates still exists. Steady but high interest rates or increases to interest rates would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any repositioning, redevelopment and acquisition activity costlier and could also impact demand for space and our leasing activity. Steady but high or rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, steady but high interest rates or increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.
The potential impacts of current and future climate change and governmental initiatives remain uncertain at this time but could result in increased operating costs.
    Our assets and tenants may be exposed to potential risks from existing and possible future climate change that could result in physical and regulatory impacts, an increase in sea level, drought, flooding, and catastrophic weather events and fires. The occurrence of sea level rise or one or more natural disasters, such as floods, wildfires, solar storms and earthquakes (whether or not caused by climate change), could increase our operating costs, impair our tenants’ ability to lease property and pay rent and negatively affect our financial performance. Additional risks related to our business and operations as a result of climate change include both physical and transition risks such as:
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
In October 2023, California enacted the Climate Corporate Data Accountability Act (SB-253), which mandates the disclosure of greenhouse gas (“GHG”) emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (SB-261), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. California also enacted a third climate-disclosure law that requires entities that operate in the state and make net zero emissions claims, carbon-neutral claims or significant GHG reduction claims to disclose, starting in 2024, information about those claims and the purchase or use of voluntary carbon offsets used to achieve those claims. Additionally, in 2023 we announced a target to reach net-zero greenhouse gas emissions across scope 1, 2 and 3 by 2045, as well as a near-term science-based target to reduce absolute scope 1 and 2 emissions by 42% by 2030 from a 2022 baseline, aligned with The Science Based Targets initiative (SBTi) 1.5-degree Celsius pathway. While SBTi validated our targets, there is no guaranty that we will be able to achieve such goals or accurately track and report the required disclosures. Compliance with such laws and commitments may be costly and impact our property operations. Stakeholders may respond adversely to any failure to meet such commitments.
Adverse U.S. and global market, economic and political conditions, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East and other events or circumstances beyond our control could have a material adverse effect on us.
Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.
Market, political and economic challenges, including dislocations and volatility in the credit markets, general global economic uncertainty, and any uncertainty or volatility following the 2024 U.S. Presidential election may adversely affect the economy and financial markets, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock.
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
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concessions, inducements and/or capital expenditures.
As of December 31, 2023, 5.8% of the rentable square footage of our portfolio was vacant or under repositioning/redevelopment and leases representing 1.0% of the rentable square footage of our portfolio expired on December 31, 2023. In addition, leases representing 13.9% and 16.6% of the rentable square footage of the properties in our portfolio will expire in 2024 and 2025, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. Our rental rate growth assumptions and forecasting may be wrong. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.

We face significant competition in the leasing market, which may decrease or hinder opportunities to increase the occupancy and rental rates of our properties.
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
A substantial majority of the leases at our properties are with tenants who have non-investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations than a tenant with an investment grade credit rating.
A substantial majority of the leases at our properties are with tenants who have non-investment grade credit ratings. The ability of a non-investment grade tenant to meet its obligations cannot be considered as strong as that of an investment grade tenant. All of our tenants may face exposure to adverse business or economic conditions which could lead to an inability to meet their obligations. However, non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that a substantial majority of our tenants are not investment grade may cause investors or lenders to view our cash flows as less stable, which may increase our cost of capital, limit our financing options or adversely affect the trading price of our common stock.
Historically, some of our tenants have filed for bankruptcy protection or become insolvent. This may continue to occur with tenants in the future, and we are at an elevated risk because of the non-investment grade credit rating of much of our tenant base. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties.
We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.
We may continue to acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we are able to deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions limit our ability to sell an asset at a time, or on terms, that would otherwise be favorable absent such restrictions.
Our real estate development, redevelopment and repositioning activities are subject to risks.
We are actively engaged in the development, redevelopment and repositioning activities with respect to certain of our properties. For such projects, we will be subject to the following risks associated with such development, redevelopment and repositioning activities:
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
•our ability to dispose of properties developed, redeveloped or repositioned with the intent to sell could be impacted by the inability of prospective buyers to obtain financing given the current state of the credit markets; and
•the availability and pricing of financing to fund our development activities on favorable terms or at all.
Potential losses, including from adverse weather conditions and natural disasters, such as earthquakes, may not be covered by insurance, and we may be unable to rebuild our existing properties in the event of a substantial or comprehensive loss of such properties.
We carry commercial property, liability, environmental, earthquake and terrorism coverage on all the properties in our consolidated portfolio under a blanket insurance policy, in addition to other coverages that we believe are appropriate for certain of our properties given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. In particular, all of the properties in our portfolio are located in Southern California, an area that is particularly prone to seismic activity. A severe earthquake in the Southern California region could result in uninsured damage to a subset or even a substantial portion of our portfolio and could significantly impact our cash flow. While we carry insurance for losses resulting from earthquakes, such policies are subject to material deductibles, insurance payouts could be delayed, contested or insurers could be unable to pay claims due to their financial instability. Additionally, natural disasters, including earthquakes, may cause future earthquake insurance costs to increase significantly, which may impact the operating costs and net cash flow of our properties.
In addition, we may discontinue terrorism or other insurance, or increase deductibles on some or all of our properties in the future, if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Currently, we do not carry insurance for certain types of extraordinary losses, such as loss from riots, war and wildfires, because we believe such coverage is only available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from wildfires, riots, war and other uninsured losses. If we do obtain insurance for any of those risks in the future, such insurance cost may impact the operating costs and net cash flow of our properties.
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
We face risks that threaten the confidentiality, integrity and availability of our systems and information associated with IT security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, software vulnerabilities, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of many of our tenants. A security breach or other significant disruption involving our IT networks and related systems could:
•Disrupt the proper functioning of our networks and systems;
•Result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•Result in our inability to properly comply with or monitor our compliance with the rules and regulations regarding our qualification as a REIT;
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
•Damage our reputation among our tenants, prospective sellers, brokers and investors generally; and
•Subject us to legal liability, including liability under the California Consumer Privacy Act of 2018 and other state and federal laws.
To help us better identify, manage, and mitigate these IT risks, we use the National Institute of Standards and Technology (NIST) cybersecurity framework as a guide for our cybersecurity risk management program. Additionally, our Technology department requires each employee upon hire, and at least annually thereafter, to successfully complete various security awareness training courses. Further, all employees are required to complete bi-monthly micro training modules. Our Technology department conducts periodic simulated social engineering exercises that may include, but are not limited to, simulated phishing (e-mail), vishing (voice), smishing (SMS), USB testing, and physical assessments. These tests are conducted at random throughout the year with no set schedule or frequency. Additionally, we may conduct targeted exercises against specific departments or individuals based on a risk determination. From time to time our employees may be required to complete additional cyber awareness training courses or receive personalized training from our Technology department staff based on outcomes of random testing or as part of a risk-based assessment.
On a quarterly basis we conduct third-party internal and external vulnerability assessments from our cybersecurity firm leveraging the Common Vulnerability Scoring System (CVSS), and on a bi-annual basis we conduct third party social engineering and cyber penetration testing with an information security company that specializes in conducting such tests. We currently maintain insurance policies to insure against breaches of network security, privacy liability, media liability, data incident response expenses, cyber related business interruption, and cyber extortion, although there is no guaranty that the insurance limits and coverage will be sufficient to cover any loss.
To further address IT security, the Audit Committee and the current chairperson of the Company’s nominating and corporate governance committee of the board of directors, provides board level oversight of information security and receives quarterly information security reports from our Technology department, while the full board of directors typically receives information security updates annually from senior leadership (in addition to ongoing updates on as-needed basis). Management has overall responsibility for implementing the Company’s cybersecurity risk management program and works closely with our Technology Department in this regard to stayed informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.
Over the prior three years, the Company has not been subject to any material information security breaches to our knowledge, has not incurred any material financial harm from information security breaches, nor has the Company been subject to any material information security breaches or expenses to our knowledge since our initial formation.
Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including the engagement of independent third party consultants to analyze and remediate any vulnerabilities, implementation of software and systems intended to monitor systems and devices on our network to reduce the risk of IT security breaches and improve our ability to detect a breach, the engagement of a cyber forensics company who can assist our investigation in the event of a breach, and ongoing cyber security education and training for employees throughout the year, there can be no assurance that our security efforts and measures will always be effective or that attempted security breaches or disruptions would always be thwarted or mitigated. We regularly experience attempted cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized until after being launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected, for example, through the use of artificial intelligence. Because we make extensive use of third party suppliers and service providers, such as cloud services that support our operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
In prior years, the capital markets have been subject to periodic disruptions. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business, implement our growth plan and fund other cash requirements. If we cannot obtain capital from third-party sources on favorable terms or at all when desired, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. To the extent that capital is not available to acquire properties, we may not be able to execute on our acquisition plan, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.
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
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders, and ultimately our loss of our interest in the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Failure to hedge effectively against interest rate changes may adversely affect us.
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2023, we have interest rate swaps with a combined notional value of $760.0 million in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For additional details related to our interest rate swap activity, see Note 8 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
Our future hedging transactions may include entering into additional interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court or regulatory agency could find that such an agreement is not legally enforceable or fails to satisfy other legal requirements. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”), Topic 815: Derivatives and Hedging. Further, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the legislation, which may increase our transaction costs or make it more difficult for us to enter into additional hedging transactions on favorable terms. Our inability to enter into future hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to interest rate risks.
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
We have allocated a portion, and may allocate the remaining net proceeds from the offering of our $400,000,000 aggregate principal amount of 2.150% Senior Notes due 2031 in ways investors may not agree and in ways that may not earn a profit.
The remaining net proceeds from the offering of $400.0 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”) are expected to be allocated to one or more Eligible Green Projects (as defined below), which may include the repositioning or redevelopment of such projects. The net proceeds were initially used to repay our $225.0 million unsecured term loan facility due 2023, to fund the redemption of all shares of our Series A Preferred Stock, and various acquisition activities. We have since allocated a portion and intend to allocate the remaining net proceeds from the offering to Eligible Green Projects.
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
Risks Related to Investments in Real Estate and Real Estate-Related Debt
Our performance and value are subject to risks associated with real estate assets and the real estate industry.
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
Illiquidity of real estate investments could significantly impede our ability to sell a property if and when we decide to do so or to respond to adverse changes in the performance of our properties and resulting in harm to our financial condition.
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
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property. In recent years, there have been calls for a so called “split roll” under which commercial and industrial property owners would no longer receive the benefits of California Proposition 13 caps to property tax increases. During the November 2020 election, there was a California ballot initiative to create such a “split roll” and remove the property tax increase caps for commercial and industrial real estate. This ballot initiative failed by a margin of less than four percent. However, there is a risk that future ballot initiatives will succeed. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes.
We face certain risks in connection with Section 1031 Exchanges.
From time to time we dispose of properties in transactions that are intended to qualify for federal income tax deferral as a “like-kind exchange” under Section 1031 of the Code (a “1031 Exchange”). It is possible that a transaction intended to qualify as a 1031 Exchange could later be determined to have been taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to complete a 1031 Exchange. If this occurs, we could face adverse tax consequences. Additionally, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could impact our ability to dispose of properties on a tax deferred basis.
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
Some of our properties have been or may be impacted by contamination arising from current or prior known or unknown uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such material known or suspected to exist at a number of our properties which may result in further investigation, remediation, or deed restrictions. Further, certain of our properties are adjacent to or near other properties that have contained or currently contain petroleum or other hazardous substances, or at which others have engaged or may engage in activities that may release such hazardous substances. Adjacent property uses are identified in standard ASTM procedures in Phase I environmental studies, and if warranted based on adjacent property concerns a Phase II environmental study may be obtained. In addition to a blanket environmental insurance policy, as needed, we may obtain a standalone environmental insurance policy for certain properties with commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. However, these policies are subject to certain limits, deductibles and exclusions, and insurance may not fully compensate us for any environmental liability. From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. Contamination may exist at many of our properties, and governmental regulators or third parties could seek to force us to contribute to investigation or remediation of known or suspected contamination. As a result, we could potentially incur material liability for these issues.
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
In addition, the properties in our portfolio also are subject to various federal, state and local environmental, health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental, health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance, including evolving regulatory evaluation and scrutiny of per- and polyfluoroalkyl substance known as PFAS. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us. Further, these environmental, health and safety laws could become more stringent in the future, and this could subject us or our tenants to new or greater liability.
We cannot assure you that remedial measures and other costs or liabilities incurred as a result of environmental issues will be immaterial to our overall financial position. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.
Our properties may contain lead based paint, contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold, lead based paint or other lead containing materials or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.
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
The commercial loan that we originated is subject to the risk of delinquency and foreclosure, which could result in a significant loss to us and a material adverse effect on our results of operations.
Our commercial mortgage loan, which is secured by an industrial development site, is subject to risks of delinquency and foreclosure. A number of factors impact a borrower’s ability to repay the loan including, among other things, the operating income of the borrower, the availability of credit to refinance the loan, and changes in real estate values.
In the event of any default and foreclosure, we bear a risk of loss if the value of the collateral is less than the outstanding loan balance and unpaid interest, as well as the cost to enforce our rights under such loan. This could result in a significantly lower return on investment and a material adverse effect on our cash flows and results of operations. Foreclosure of a secured commercial loan can be an expensive and lengthy process. In addition, in the event of foreclosure and subsequent ownership of the property, we could become subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.
An allowance for credit losses is required to be established through a provision for loan losses charged to expense, that represents our best estimate of expected losses on the commercial loan. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks, forecast economic conditions and future trends, all of which may undergo material changes in the future. Changes in economic conditions affecting the borrower, new information regarding the existing loan and other factors, both within and outside our control, may require an increase in the allowance for credit losses. The potential increase in the allowance for credit losses would result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
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
In connection with certain tax-deferred property contribution transactions in exchange for partnership interests in our Operating Partnership and also in connection with our formation transactions, we entered into tax matters agreements (the “Tax Matters Agreements”) with certain limited partners of our Operating Partnership, that provide that if we dispose of any interest with respect to certain properties in our portfolio in a taxable transaction during a certain period after the applicable transaction, our Operating Partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of the applicable transaction and tax liabilities incurred as a result of the indemnification payment. These Tax Matters Agreements generally provide that, subject to certain exceptions and limitations, the indemnification rights under the agreement will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units or other applicable units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under any such agreement, our Operating Partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus, in some cases, additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
As of December 31, 2023, we owned 96.5% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. Furthermore, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property in a prohibited transaction as described below. In addition, our taxable REIT subsidiary may be subject to tax as a regular corporation in the jurisdictions it operates.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy.
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common: methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify significant cybersecurity risks to our critical systems, and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees and senior management; and
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for certain critical service providers, suppliers and vendors based on our assessment of their criticality to our business and risk profile.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.”
Cybersecurity Governance.
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding significant cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our director of cybersecurity and technology operations, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including, among others, our Chief Financial Officer, General Counsel and Vice President of Risk Management, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The management team works closely with our director of cybersecurity and technology operations who has over eight years of experience in IT security, industry certifications, specialized training, and over fifteen years of experience in commercial real estate technology.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties
As of December 31, 2023, our consolidated portfolio consisted of 373 wholly-owned properties located in Southern California infill markets totaling approximately 45.9 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2023.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles – Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$608,230	0.1%	$19.60
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.3%	1	100.0%	$1,470,110	0.2%	$11.24
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	44,924	0.1%	2	80.4%	$1,424,299	0.2%	$39.42
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	0.7%	2	100.0%	$3,133,140	0.5%	$9.81
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,236	0.3%	8	73.0%	$1,721,168	0.3%	$15.38
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.1%	1	100.0%	$729,289	0.1%	$11.12
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.2%	1	100.0%	$839,480	0.1%	$10.44
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.1%	1	100.0%	$447,120	0.1%	$8.28
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.1%	1	100.0%	$457,646	0.1%	$8.13
21415-21605 Plummer Street	Chatsworth	2	Light Industrial / Office	1986	231,769	0.5%	3	82.5%	$5,045,224	0.8%	$26.39
19900 Plummer Street(6)	Chatsworth	—	Redevelopment	1983	—	—%	—	—%	$—	—%	$—
900-920 Allen Avenue	Glendale	2	Warehouse / Light Manufacturing	1942 - 1995	68,630	0.1%	2	100.0%	$1,153,369	0.2%	$16.81
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,475	1.0%	26	100.0%	$7,978,792	1.2%	$16.82
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.2%	1	100.0%	$1,152,022	0.2%	$11.46
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.4%	3	100.0%	$2,244,077	0.3%	$11.06
3340 San Fernando Road	Los Angeles	—	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
2800 Casitas Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1999 / 2023	116,158	0.3%	1	100.0%	$2,857,487	0.4%	$24.60
12154 Montague Street	Pacoima	1	Warehouse / Light Manufacturing	1974	123,974	0.3%	2	100.0%	$1,706,845	0.3%	$13.77
14200-14220 Arminta Street	Panorama	1	Warehouse / Light Manufacturing	2006	200,003	0.4%	1	100.0%	$2,762,328	0.4%	$13.81
7815 Van Nuys Blvd	Panorama City	1	Warehouse / Excess Land	1960	43,101	0.1%	4	88.4%	$704,158	0.1%	$18.48
14350 Arminta Street	Panorama City	1	Warehouse / Light Manufacturing	2006	18,147	—%	1	100.0%	$321,126	—%	$17.70
121-125 N. Vinedo Ave.	Pasadena	1	Warehouse / Light Manufacturing	1953 / 1993	48,381	0.1%	1	100.0%	$705,714	0.1%	$14.59
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.2%	2	100.0%	$778,338	0.1%	$10.11

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015, 2020	55,715	0.1%	1	100.0%	$709,296	0.1%	$12.73
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.1%	2	100.0%	$1,130,623	0.2%	$17.83
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.3%	2	100.0%	$2,123,481	0.3%	$14.44
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.3%	1	100.0%	$1,460,576	0.2%	$9.94
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	92,455	0.2%	1	100.0%	$961,504	0.1%	$10.40
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.3%	1	100.0%	$2,871,418	0.4%	$21.60
635 8th Street	San Fernando	1	Warehouse / Distribution	1989	72,250	0.2%	2	100.0%	$1,170,122	0.2%	$16.20
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.3%	2	100.0%	$1,872,606	0.3%	$13.47
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,158	0.1%	2	100.0%	$604,992	0.1%	$12.56
24903 Avenue Kearny	Santa Clarita	1	Warehouse / Distribution	1988	214,436	0.5%	1	100.0%	$2,129,355	0.3%	$9.93
27712 & 27756 Avenue Mentry	Santa Clarita	2	Warehouse / Light Manufacturing	1988	220,752	0.5%	2	100.0%	$2,181,380	0.3%	$9.88
12838 Saticoy Street	North Hollywood	1	Warehouse / Excess Land	1954	100,390	0.2%	1	100.0%	$1,278,045	0.2%	$12.73
9750-9770 San Fernando Road	Sun Valley	1	Industrial Outdoor Storage	1952	35,624	0.1%	1	100.0%	$585,559	0.1%	$16.44
11076-11078 Fleetwood Street	Sun Valley	1	Warehouse / Light Manufacturing	1974	25,878	0.1%	1	100.0%	$559,650	0.1%	$21.63
11308-11350 Penrose Street	Sun Valley	1	Warehouse / Distribution	1974	151,011	0.3%	3	52.6%	$1,005,628	0.2%	$12.66
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.3%	8	92.6%	$1,715,687	0.3%	$13.82
12772 San Fernando Road(6)	Sylmar	—	Redevelopment	1964 / 2013	—	—%	—	—%	$—	—%	$—
13943-13955 Balboa Blvd	Sylmar	1	Warehouse / Distribution	2000	208,749	0.5%	3	100.0%	$4,004,656	0.6%	$19.18
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,938	0.2%	23	98.5%	$1,520,348	0.2%	$20.33
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006 / 2015	90,722	0.2%	2	100.0%	$829,186	0.1%	$9.14
28901-28903 Avenue Paine	Valencia	1	Warehouse / Distribution	1999 / 2018, 2022	223,195	0.5%	2	100.0%	$2,315,370	0.4%	$10.37
29003 Avenue Sherman	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.1%	1	100.0%	$634,227	0.1%	$9.31
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.3%	1	100.0%	$2,739,455	0.4%	$20.40
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.1%	1	100.0%	$466,174	0.1%	$9.97
29010 Avenue Paine	Valencia	1	Light Industrial / Office	2000	100,157	0.2%	1	100.0%	$1,017,116	0.2%	$10.16
29010 Commerce Center Drive	Valencia	1	Light Industrial / Office	2002	117,151	0.3%	1	100.0%	$1,222,969	0.2%	$10.44
29120 Commerce Center Drive	Valencia	1	Warehouse / Light Manufacturing	2002	135,258	0.3%	1	100.0%	$1,404,615	0.2%	$10.38
29125 Avenue Paine	Valencia	1	Warehouse / Distribution	2006	175,897	0.4%	1	79.5%	$1,777,938	0.3%	$12.72
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.2%	1	100.0%	$879,567	0.1%	$10.82
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,882	0.1%	2	100.0%	$571,283	0.1%	$19.12

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Van Nuys Airport Industrial Center	Van Nuys	18	Warehouse / Distribution	1961 - 2007	463,661	1.0%	27	92.1%	$9,194,622	1.4%	$21.52
15385 Oxnard Street	Van Nuys	6	Warehouse / Distribution	1988	71,467	0.2%	3	100.0%	$1,028,880	0.2%	$14.40
8210-8240 Haskell Avenue(6)	Van Nuys	3	Warehouse / Light Manufacturing	1962 - 1964 / 2023	52,934	0.1%	1	27.8%	$286,118	—%	$19.44
14243 Bessemer Street	Van Nuys	1	Warehouse / Distribution	1987	14,299	—%	1	100.0%	$270,467	—%	$18.92
7817 Haskell Avenue	Van Nuys	1	Industrial Outdoor Storage	1960	7,327	—%	1	100.0%	$621,000	0.1%	$84.76
Los Angeles – Greater San Fernando Valley Total		100			6,517,787	14.2%	172	95.6%	$91,383,875	13.9%	$14.67

Los Angeles – San Gabriel Valley
415-435 Motor Avenue	Azusa	1	Warehouse / Distribution	1956 / 2022	94,321	0.2%	1	100.0%	$2,282,776	0.3%	$24.20
720-750 Vernon Avenue	Azusa	3	Warehouse / Light Manufacturing	1950	71,692	0.2%	1	100.0%	$915,201	0.1%	$12.77
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.1%	1	100.0%	$491,808	0.1%	$9.49
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979	126,036	0.3%	5	100.0%	$1,665,212	0.3%	$13.21
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.5%	13	100.0%	$5,031,858	0.8%	$20.86
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.3%	1	100.0%	$1,731,532	0.3%	$11.64
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	0.7%	2	100.0%	$2,532,245	0.4%	$7.77
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.4%	11	79.2%	$3,702,116	0.6%	$23.14
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	0.6%	1	100.0%	$2,224,120	0.3%	$8.65
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	190,900	0.4%	1	100.0%	$1,264,307	0.2%	$6.62
15010 Don Julian Road(6)	City of Industry	—	Redevelopment	1963	—	—%	—	—%	$—	—%	$—
334 El Encanto Road	City of Industry	1	Warehouse / Light Manufacturing	1960	64,368	0.1%	1	100.0%	$1,052,340	0.2%	$16.35
17031-17037 Green Drive	City of Industry	1	Warehouse / Distribution	1968	51,000	0.1%	2	100.0%	$634,092	0.1%	$12.43
14940 Proctor Road	City of Industry	1	Light Manufacturing / Flex	1962	111,927	0.3%	1	100.0%	$1,977,600	0.3%	$17.67
1020 Bixby Drive	City of Industry	1	Warehouse / Distribution	1977	56,915	0.1%	1	100.0%	$987,854	0.1%	$17.36
15650 Don Julian Road	City of Industry	1	Warehouse / Distribution	2003	43,392	0.1%	1	100.0%	$644,663	0.1%	$14.86
15700 Don Julian Road	City of Industry	1	Warehouse / Distribution	2001	40,453	0.1%	1	100.0%	$529,972	0.1%	$13.10
17000 Gale Avenue	City of Industry	1	Warehouse / Distribution	2008	29,888	0.1%	1	100.0%	$379,450	0.1%	$12.70
20851 Currier Road	City of Industry	1	Warehouse / Distribution	1999 / 2023	59,412	0.1%	—	—%	$—	—%	$—
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.2%	17	94.9%	$1,288,228	0.2%	$17.17
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.2%	1	100.0%	$1,991,808	0.3%	$26.21
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.2%	37	96.9%	$1,206,820	0.2%	$17.90
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.1%	1	100.0%	$721,159	0.1%	$11.22
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.2%	1	52.7%	$586,610	0.1%	$12.73

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
4416 Azusa Canyon Road(6)	Irwindale	—	Redevelopment	1956	—	—%	—	—%	$—	—%	$—
2391-2393 Bateman Avenue	Irwindale	1	Warehouse / Light Manufacturing	2005	65,605	0.1%	1	100.0%	$948,727	0.1%	$14.46
14005 Live Oak Avenue	Irwindale	1	Light Industrial / Office	1992	56,510	0.1%	1	100.0%	$847,650	0.1%	$15.00
4500 Azusa Canyon Road	Irwindale	1	Warehouse / Excess Land	1950	77,266	0.2%	1	100.0%	$2,178,000	0.3%	$28.19
2395-2399 Bateman Avenue	Irwindale	3	Light Industrial / Office	2002	134,942	0.3%	3	100.0%	$2,587,080	0.4%	$19.17
15801 West 1st Street	Irwindale	1	Light Manufacturing / Flex	1977 / 1980	993,142	2.2%	1	100.0%	$6,837,300	1.0%	$6.88
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.2%	26	94.3%	$1,598,387	0.2%	$16.90
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.2%	1	100.0%	$1,587,409	0.2%	$23.40
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.3%	1	100.0%	$1,123,200	0.2%	$8.06
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.5%	1	100.0%	$1,824,047	0.3%	$7.42
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.2%	1	100.0%	$2,099,791	0.3%	$19.34
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	1.6%	2	100.0%	$4,423,726	0.7%	$5.89
11234 Rush Street	South El Monte	1	Warehouse / Excess Land	1960	6,370	—%	—	—%	$—	—%	$—
Los Angeles – San Gabriel Valley Total		56			5,271,213	11.5%	141	96.9%	$59,897,088	9.1%	$11.72

Los Angeles – Central
6020 Sheila St.	Commerce	1	Cold Storage / Distribution	2000	70,877	0.1%	1	100.0%	$1,239,031	0.2%	$17.48
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	1.5%	1	100.0%	$5,685,820	0.9%	$8.18
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	80,091	0.2%	7	100.0%	$1,900,758	0.3%	$23.73
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	315,719	0.7%	3	100.0%	$2,535,202	0.4%	$8.03
6687 Flotilla Street	Commerce	1	Warehouse / Light Manufacturing	1956	120,000	0.3%	1	100.0%	$1,344,372	0.2%	$11.20
2553 Garfield Avenue	Commerce	1	Warehouse / Light Manufacturing	1954	25,615	0.1%	1	100.0%	$129,600	—%	$5.06
6655 East 26th Street	Commerce	1	Warehouse / Light Manufacturing	1965	47,500	0.1%	1	100.0%	$393,300	0.1%	$8.28
6027 Eastern Avenue(6)	Commerce	—	Redevelopment	1946	—	—%	—	—%	$—	—%	$—
6996-7044 Bandini Blvd	Commerce	2	Warehouse / Light Manufacturing	1968	112,944	0.2%	2	100.0%	$2,308,589	0.3%	$20.44
6000-6052 & 6027-6029 Bandini Blvd	Commerce	2	Warehouse / Distribution	2016	182,782	0.4%	3	100.0%	$2,312,497	0.4%	$12.65
6700 S Alameda St.	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.2%	1	100.0%	$1,368,446	0.2%	$17.48
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,490	0.1%	2	50.0%	$470,663	0.1%	$19.82
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	0.1%	1	100.0%	$380,877	0.1%	$15.21
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.5%	1	100.0%	$2,701,221	0.4%	$10.95
2750 Alameda Street	Los Angeles	2	Warehouse / Light Manufacturing	1961 - 1980	164,026	0.4%	5	100.0%	$1,835,989	0.3%	$11.19

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
East 27th Street	Los Angeles	4	Light Industrial	1961 - 2004	300,389	0.6%	4	75.9%	$3,124,799	0.5%	$13.70
2425-2535 East 12th Street	Los Angeles	4	Warehouse / Light Manufacturing	1988	257,536	0.6%	7	77.3%	$4,253,554	0.6%	$21.37
1501-1545 Rio Vista Avenue	Los Angeles	2	Warehouse / Distribution	2003	54,777	0.1%	3	62.5%	$680,473	0.1%	$19.88
8542 Slauson Avenue	Pico Rivera	1	Industrial Outdoor Storage	1964	24,679	0.1%	1	100.0%	$823,814	0.1%	$33.38
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.2%	1	100.0%	$868,468	0.1%	$8.62
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.4%	3	100.0%	$2,078,595	0.3%	$10.90
2970 East 50th Street	Vernon	1	Warehouse / Distribution	1949	48,876	0.1%	1	100.0%	$788,279	0.1%	$16.13
Los Angeles – Central Total		36			3,189,684	7.0%	50	94.5%	$37,224,347	5.7%	$12.35

Los Angeles –- Mid-Counties
6635 Caballero Blvd	Buena Park	1	Light Industrial / Office	2003	92,395	0.2%	1	100.0%	$999,823	0.1%	$10.82
16221 Arthur St.	Cerritos	1	Warehouse / Distribution	1979 / 2021	61,372	0.1%	1	100.0%	$687,557	0.1%	$11.20
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.3%	1	100.0%	$1,136,873	0.2%	$9.83
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983, 2020	105,477	0.2%	2	100.0%	$1,115,819	0.2%	$10.58
14100 Vine Place	Cerritos	1	Warehouse / Distribution	1979 / 2022	122,514	0.3%	1	100.0%	$2,352,269	0.4%	$19.20
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.4%	40	93.1%	$2,720,370	0.4%	$16.56
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.1%	1	100.0%	$1,268,704	0.2%	$23.42
9607-9623 Imperial Highway	Downey	1	Industrial Outdoor Storage	1974	7,466	—%	1	100.0%	$858,194	0.1%	$114.95
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,845	0.4%	3	100.0%	$2,537,318	0.4%	$12.76
9615 Norwalk Blvd.(6)	Santa Fe Springs	—	Redevelopment	1975	—	—%	—	—%	$—	—%	$—
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	107,891	0.2%	3	68.3%	$1,676,690	0.2%	$22.75
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.1%	5	100.0%	$798,877	0.1%	$13.76
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	0.1%	1	100.0%	$525,701	0.1%	$27.68
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$392,816	0.1%	$15.79
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997	101,080	0.2%	1	100.0%	$1,078,506	0.2%	$10.67
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,963	0.2%	24	97.2%	$1,278,921	0.2%	$15.31
10747 Norwalk Blvd	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.1%	3	100.0%	$565,316	0.1%	$10.73
11600 Los Nietos Road	Santa Fe Springs	1	Warehouse / Distribution	1976 / 2022	106,251	0.2%	1	100.0%	$2,326,100	0.3%	$21.89
12133 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	1967 / 2023	—	—%	1	—%	$1,203,702	0.2%	$—
12211 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	N/A	—	—%	1	—%	$883,275	0.1%	$—
9920-10020 Pioneer Blvd(6)	Santa Fe Springs	—	Redevelopment	1973 - 1978	—	—%	—	—%	$—	—%	$—
12118 Bloomfield Avenue(6)	Santa Fe Springs	—	Redevelopment	1955	—	—%	—	—%	$—	—%	$—

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
12017 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$1,359,542	0.2%	$—
12027 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	1975	7,780	—%	1	100.0%	$120,000	—%	$15.42
13711 Freeway Drive	Santa Fe Springs	1	Warehouse / Distribution	1963	82,092	0.2%	2	100.0%	$1,449,413	0.2%	$17.66
13535 Larwin Circle	Santa Fe Springs	1	Warehouse / Distribution	1987	56,011	0.1%	1	100.0%	$468,169	0.1%	$8.36
9400-9500 Santa Fe Springs Road	Santa Fe Springs	2	Warehouse / Distribution	1980 / 1990	595,304	1.3%	2	100.0%	$10,596,334	1.6%	$17.80
Gateway Pointe	Whittier	4	Warehouse / Distribution	2005 - 2006	989,195	2.2%	4	100.0%	$11,250,401	1.7%	$11.37
Los Angeles – Mid-Counties Total		34			3,220,419	7.0%	103	98.5%	$49,650,690	7.5%	$15.66

Los Angeles – South Bay
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.1%	1	100.0%	$648,249	0.1%	$10.80
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.4%	2	100.0%	$2,799,714	0.4%	$16.24
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.2%	5	100.0%	$1,239,363	0.2%	$15.85
17000 Kingsview Ave/800 Sandhill Ave	Carson	1	Warehouse / Distribution	1984	100,121	0.2%	2	100.0%	$1,098,967	0.2%	$10.98
263-321 Gardena Blvd	Carson	2	Industrial Outdoor Storage	1977 - 1982	55,238	0.1%	—	—%	$—	—%	$—
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.1%	1	100.0%	$406,494	0.1%	$9.62
1055 Sandhill Avenue(6)	Carson	—	Redevelopment	1973	—	—%	—	—%	$—	—%	$—
701-751 Kingshill Place	Carson	6	Warehouse / Light Manufacturing	1979 / 2020	171,056	0.4%	7	100.0%	$2,494,188	0.4%	$14.58
256 Alondra Blvd	Carson	1	Industrial Outdoor Storage	1954	2,456	—%	1	100.0%	$655,636	0.1%	$266.95
17011-17027 Central Avenue	Carson	3	Warehouse / Distribution	1979	52,561	0.1%	1	100.0%	$990,792	0.1%	$18.85
21022 & 21034 Figueroa Street	Carson	1	Warehouse / Distribution	2002	51,185	0.1%	1	100.0%	$1,044,174	0.2%	$20.40
2130-2140 Del Amo Blvd	Carson	2	Warehouse / Distribution	1980	99,064	0.2%	1	54.5%	$1,416,175	0.2%	$26.21
20455 Reeves Avenue	Carson	1	Warehouse / Distribution	1982	110,075	0.2%	1	100.0%	$2,678,785	0.4%	$24.34
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.3%	1	100.0%	$3,772,506	0.6%	$27.60
2020 Central Avenue	Compton	1	Light Industrial	1972	30,233	0.1%	1	100.0%	$410,470	0.1%	$13.58
17909 & 17929 Susana Road	Compton	2	Warehouse / Light Manufacturing	1970 - 1973	57,376	0.1%	2	100.0%	$1,008,057	0.2%	$17.57
3131 Harcourt Street & 18031 Susana Road	Compton	2	Warehouse / Excess Land	1970	73,000	0.2%	2	100.0%	$630,360	0.1%	$8.64
13225 Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	0.1%	1	100.0%	$352,968	0.1%	$16.80
400 Rosecrans Avenue	Gardena	1	Warehouse / Distribution	1967	—	—%	—	—%	$—	—%	$—
422 Rosecrans Avenue	Gardena	1	Warehouse / Distribution	1968	9,350	—%	—	—%	$—	—%	$—
11832-11954 La Cienega Blvd	Hawthorne	4	Light Industrial / Office	1999	63,462	0.1%	8	93.6%	$1,162,989	0.2%	$19.58
2205 126th Street	Hawthorne	1	Warehouse / Distribution	1998	63,532	0.1%	4	100.0%	$951,405	0.1%	$14.98
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.1%	3	75.2%	$763,223	0.1%	$21.62
687 Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.3%	1	100.0%	$2,518,361	0.4%	$17.56

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
4175 Conant Street	Long Beach	1	Warehouse / Light Manufacturing	2015	142,593	0.3%	1	100.0%	$2,262,756	0.3%	$15.87
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.1%	1	100.0%	$650,531	0.1%	$14.86
Long Beach Business Park	Long Beach	4	Warehouse / Light Manufacturing	1973 - 1976	123,532	0.3%	32	88.9%	$1,755,902	0.3%	$15.98
3901 Via Oro Avenue	Long Beach	1	Light Industrial / Office	1983	53,817	0.1%	1	100.0%	$1,432,507	0.2%	$26.62
2500 Thompson Street	Long Beach	1	Warehouse / Light Manufacturing	1970	174,691	0.4%	1	100.0%	$1,242,600	0.2%	$7.11
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.2%	2	100.0%	$1,058,823	0.2%	$10.96
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.1%	15	100.0%	$1,466,158	0.2%	$23.03
15401 Figueroa Street	Los Angeles	1	Warehouse / Light Manufacturing	1964 / 2018	38,584	0.1%	2	—%	$54,510	—%	$—
15601 Avalon Blvd	Los Angeles	1	Warehouse / Excess Land	1984 / 2023	86,879	0.2%	1	100.0%	$1,949,565	0.3%	$22.44
15650-15700 Avalon Blvd	Los Angeles	2	Warehouse / Distribution	1962 - 1978 / 2022	98,259	0.2%	1	100.0%	$2,951,311	0.4%	$30.04
514 East C Street	Los Angeles	1	Industrial Outdoor Storage	2019	3,436	—%	1	100.0%	$548,061	0.1%	$159.51
17907-18001 Figueroa Street(6)	Los Angeles	—	Redevelopment	1954 - 1960	—	—%	—	—%	$—	—%	$—
8911 Aviation Blvd	Los Angeles	1	Light Manufacturing / Flex	1971	100,000	0.2%	1	100.0%	$1,565,728	0.2%	$15.66
2500 Victoria Street	Los Angeles	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$11,446,339	1.7%	$—
444 Quay Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1992	26,700	0.1%	—	—%	$—	—%	$—
18455 Figueroa Street	Los Angeles	2	Light Industrial / Office	1978	146,765	0.3%	1	100.0%	$2,721,023	0.4%	$18.54
620 Anaheim Street	Los Angeles	1	Warehouse / Excess Land	1984	34,555	0.1%	2	100.0%	$1,012,603	0.2%	$29.30
14434-14527 San Pedro Street	Los Angeles	1	Warehouse / Excess Land	1971	58,094	0.1%	—	—%	$—	—%	$—
13301 Main Street	Los Angeles	1	Warehouse / Light Manufacturing	1989	106,969	0.2%	1	100.0%	$2,312,473	0.3%	$21.62
14400 Figueroa Street	Los Angeles	4	Warehouse / Distribution	1967	121,062	0.3%	—	—%	$—	—%	$—
9000 Airport Blvd	Los Angeles	1	Industrial Outdoor Storage	1981	38,680	0.1%	1	100.0%	$7,932,000	1.2%	$205.07
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.4%	1	100.0%	$1,660,677	0.2%	$10.09
6423-6431 & 6407-6119 Alondra Blvd.	Paramount	2	Warehouse / Light Manufacturing	1986	30,224	0.1%	9	100.0%	$462,232	0.1%	$15.29
7110 Rosecrans Ave.	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.2%	2	100.0%	$1,065,862	0.2%	$14.24
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989 / 2021	1,099,050	2.4%	12	98.6%	$14,277,394	2.2%	$13.18
19402 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	—%	1	100.0%	$282,360	—%	$18.30
19100 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1956	52,714	0.1%	1	100.0%	$1,019,914	0.2%	$19.35
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.1%	1	100.0%	$1,134,540	0.2%	$19.80

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.2%	1	100.0%	$2,536,922	0.4%	$23.94
19007 Reyes Avenue	Rancho Dominguez	—	Industrial Outdoor Storage	1969 / 2021	—	—%	1	—%	$1,332,428	0.2%	$—
19431 Santa Fe Avenue	Rancho Dominguez	3	Industrial Outdoor Storage	1963 / 2023	1,855	—%	1	100.0%	$1,943,404	0.3%	$1,047.66
20304 Alameda Street	Rancho Dominguez	2	Warehouse / Light Manufacturing	1974	77,758	0.2%	2	100.0%	$713,736	0.1%	$9.18
2880 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1970	—	—%	—	—%	$—	—%	$—
19301 Santa Fe Avenue	Rancho Dominguez	3	Light Industrial / Office	1954 / 1989	41,638	0.1%	8	76.1%	$462,777	0.1%	$14.61
2410-2420 Santa Fe Avenue	Redondo Beach	1	Light Industrial / Office	1977	112,000	0.2%	1	100.0%	$1,672,968	0.3%	$14.94
2601-2641 Manhattan Beach Blvd	Redondo Beach	6	Light Industrial / Office	1978	126,726	0.3%	27	92.2%	$2,547,186	0.4%	$21.80
2400 Marine Avenue	Redondo Beach	2	Light Industrial / Office	1964	50,000	0.1%	2	70.6%	$1,321,713	0.2%	$37.45
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.1%	29	100.0%	$999,863	0.1%	$20.19
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.1%	1	100.0%	$500,193	0.1%	$10.04
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	87,890	0.2%	11	100.0%	$1,337,580	0.2%	$15.22
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.2%	1	100.0%	$1,619,026	0.2%	$17.69
960-970 Knox Street	Torrance	1	Light Industrial / Office	1976	39,400	0.1%	4	100.0%	$866,856	0.1%	$22.00
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008	267,503	0.6%	13	100.0%	$3,671,207	0.6%	$13.72
19951 Mariner Avenue	Torrance	1	Light Industrial / Office	1986	89,272	0.2%	1	100.0%	$1,614,816	0.2%	$18.09
3100 Lomita Blvd	Torrance	5	Light Industrial / Office	1967 - 1998	525,076	1.2%	7	99.8%	$11,882,854	1.8%	$22.67
21515 Western Avenue(6)	Torrance	—	Redevelopment	1991	—	—%	—	—%	$—	—%	$—
4240 190th Street	Torrance	1	Warehouse / Distribution	1966	307,487	0.7%	3	100.0%	$3,374,470	0.5%	$10.97
19475 Gramercy Place	Torrance	1	Light Industrial	1982 / 2022	47,712	0.1%	1	100.0%	$1,082,108	0.2%	$22.68
20900 Normandie Avenue	Torrance	1	Warehouse / Distribution	0	74,038	0.2%	3	75.2%	$833,799	0.1%	$14.98
3547-3555 Voyager Street	Torrance	3	Light Industrial / Office	1986	60,248	0.1%	17	83.6%	$869,893	0.1%	$17.27
19145 Gramercy Place	Torrance	1	Warehouse / Distribution	1977	102,143	0.2%	1	100.0%	$1,807,503	0.3%	$17.70
3520 Challenger Street	Torrance	1	Light Industrial / Office	1990	49,336	0.1%	1	100.0%	$926,542	0.1%	$18.78
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.3%	11	79.9%	$2,134,029	0.3%	$19.98
508 East E Street	Wilmington	—	Warehouse / Excess Land	1988	—	—%	—	—%	$—	—%	$—
1800 Lomita Blvd	Wilmington	—	Industrial Outdoor Storage	n/a	—	—%	4	—%	$4,346,133	0.7%	$—
920 Pacific Coast Highway	Wilmington	1	Warehouse / Distribution	1954	148,186	0.3%	1	100.0%	$4,311,840	0.6%	$29.10
Los Angeles – South Bay Total		138			7,331,359	16.0%	290	93.3%	$144,018,591	21.9%	$21.05

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Orange County – North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,606	0.3%	21	96.0%	$2,059,535	0.3%	$17.64
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	120,127	0.3%	3	100.0%	$1,917,527	0.3%	$15.96
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985 / 2020	64,570	0.1%	1	100.0%	$711,218	0.1%	$11.01
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$474,926	0.1%	$13.77
900 East Ball Road	Anaheim	1	Warehouse / Excess Land	1956 / 2022	62,607	0.1%	1	100.0%	$1,416,944	0.2%	$22.63
3071 Coronado Street(6)	Anaheim	—	Redevelopment	1973	—	—%	—	—%	$—	—%	$—
600-708 Vermont Avenue	Anaheim	4	Light Manufacturing / Flex	1960	133,836	0.3%	1	100.0%	$3,565,200	0.5%	$26.64
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.3%	2	15.7%	$1,005,245	0.2%	$53.27
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	163,898	0.4%	14	85.4%	$2,450,998	0.4%	$17.51
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	346,445	0.7%	10	100.0%	$4,754,030	0.7%	$13.72
1901 Via Burton(6)	Fullerton	—	Redevelopment	1960	—	—%	—	—%	$—	—%	$—
1500 Raymond Avenue(6)	Fullerton	—	Redevelopment	n/a	—	—%	—	—%	$—	—%	$—
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.2%	2	100.0%	$1,440,257	0.2%	$12.50
1581 Main Street	Orange	1	Warehouse / Distribution	1994	39,661	0.1%	1	100.0%	$375,986	0.1%	$9.48
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.2%	2	100.0%	$1,249,040	0.2%	$13.48
560 Main Street	Orange	1	Warehouse / Light Manufacturing	1973	17,000	—%	1	100.0%	$131,000	—%	$7.71
2401-2421 Glassell Street	Orange	4	Light Industrial / Office	1987	191,127	0.4%	5	100.0%	$3,567,452	0.5%	$18.67
2390-2444 American Way(6)	Orange	—	Redevelopment	n/a	—	—%	—	—%	$—	—%	$—
22895 Eastpark Drive	Yorba Linda	1	Light Industrial / Office	1986	34,950	0.1%	1	100.0%	$406,210	0.1%	$11.62
Orange County – North Total		34			1,658,418	3.6%	66	92.2%	$25,525,568	3.9%	$16.70

Orange County – West
5630 Cerritos Avenue	Cypress	1	Light Industrial / Office	1989	76,032	0.2%	1	100.0%	$1,420,552	0.2%	$18.68
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.4%	1	100.0%	$2,169,671	0.3%	$10.43
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.3%	3	100.0%	$1,854,641	0.3%	$15.30
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971 / 2023	275,189	0.6%	3	23.9%	$829,695	0.1%	$12.62
12821 Knott Street	Garden Grove	1	Warehouse / Distribution	1971 / 2023	165,171	0.4%	1	100.0%	$3,666,796	0.5%	$22.20
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014	114,912	0.2%	1	100.0%	$1,041,447	0.2%	$9.06
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$413,691	0.1%	$11.71
7612-7642 Woodwind Drive	Huntington Beach	3	Warehouse / Light Manufacturing	2001	62,377	0.1%	3	100.0%	$790,101	0.1%	$12.67

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	184,000	0.4%	1	100.0%	$2,412,741	0.4%	$13.11
14650 Hoover Street	Westminster	1	Warehouse / Distribution	2001	59,679	0.1%	1	100.0%	$1,218,000	0.2%	$20.41
Orange County – West Total		13			1,301,859	2.8%	16	83.9%	$15,817,335	2.4%	$14.48

Orange County – South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.4%	2	100.0%	$2,777,289	0.4%	$15.35
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	48,873	0.1%	1	100.0%	$805,114	0.1%	$16.47
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.2%	1	100.0%	$1,681,214	0.3%	$16.43
25781 Atlantic Ocean Drive	Lake Forest	1	Light Industrial / Office	1996	28,254	0.1%	1	100.0%	$539,493	0.1%	$19.09
20481 Crescent Bay Drive	Lake Forest	1	Warehouse / Light Manufacturing	1996	88,355	0.2%	1	100.0%	$932,658	0.1%	$10.56
Orange County – South Total		5			448,762	1.0%	6	100.0%	$6,735,768	1.0%	$15.01

Orange County – Airport
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.1%	1	100.0%	$807,498	0.1%	$12.85
1601 Alton Pkwy.	Irvine	1	Light Manufacturing / Flex	1974 / 2018	124,741	0.3%	4	100.0%	$2,413,584	0.4%	$19.35
16752 Armstrong Avenue	Irvine	1	Warehouse / Excess Land	1970/2012	81,600	0.2%	2	100.0%	$2,311,885	0.4%	$28.33
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973 / 2022	124,102	0.3%	1	100.0%	$1,889,527	0.3%	$15.23
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,389	0.2%	56	99.0%	$1,818,468	0.3%	$18.12
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.2%	3	100.0%	$1,397,792	0.2%	$14.21
1801 St Andrew Place	Santa Ana	1	Light Industrial / Office	1987	370,374	0.8%	2	100.0%	$6,121,915	0.9%	$16.53
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$757,855	0.1%	$20.16
15771 Red Hill Avenue	Tustin	1	Light Industrial / Office	1979 / 2016	98,970	0.2%	3	100.0%	$3,254,261	0.5%	$32.88
Orange County – Airport Total		14			1,099,985	2.4%	73	99.9%	$20,772,785	3.2%	$18.90

Riverside / San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,208	0.2%	—	—%	$—	—%	$—
5002-5018 Lindsay Court	Chino	1	Warehouse / Distribution	1986	64,960	0.1%	2	100.0%	$998,518	0.2%	$15.37
13925 Benson Avenue	Chino	1	Light Industrial / Office	1989	38,143	0.1%	1	100.0%	$1,440,000	0.2%	$37.75
340-344 Bonnie Circle	Corona	1	Warehouse / Distribution	1994	98,000	0.2%	1	100.0%	$759,535	0.1%	$7.75
1168 Sherborn Street	Corona	1	Warehouse / Distribution	2004	79,515	0.2%	1	100.0%	$851,367	0.1%	$10.71
755 Trademark Circle	Corona	1	Warehouse / Distribution	2001	34,427	0.1%	1	100.0%	$577,200	0.1%	$16.77
The Merge	Eastvale	6	Warehouse / Distribution	2020	333,544	0.7%	8	100.0%	$4,229,728	0.6%	$12.68
6245 Providence Way	Eastvale	1	Warehouse / Distribution	2018	27,636	0.1%	1	100.0%	$306,069	—%	$11.08
Merge-West	Eastvale	6	Warehouse / Distribution	2022	1,057,419	2.3%	5	81.3%	$14,862,818	2.3%	$17.29
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.2%	1	100.0%	$2,482,621	0.4%	$22.68

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.3%	2	100.0%	$2,519,206	0.4%	$19.26
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.5%	1	100.0%	$2,084,646	0.3%	$9.80
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.3%	1	100.0%	$1,298,860	0.2%	$8.91
10156 Live Oak Avenue	Fontana	1	Warehouse / Distribution	2020	236,912	0.5%	1	100.0%	$2,111,256	0.3%	$8.91
10694 Tamarind Avenue	Fontana	1	Warehouse / Distribution	2020	99,999	0.2%	1	100.0%	$944,107	0.1%	$9.44
13369 Valley Blvd	Fontana	1	Light Industrial / Office	2005	105,041	0.2%	1	100.0%	$2,205,861	0.3%	$21.00
15850 Slover Avenue	Fontana	1	Warehouse / Distribution	2020	60,127	0.1%	1	100.0%	$642,990	0.1%	$10.69
13512 Marlay Avenue	Fontana	1	Warehouse / Distribution	1960	199,363	0.4%	1	100.0%	$1,673,083	0.3%	$8.39
13700-13738 Slover Avenue	Fontana	1	Warehouse / Excess Land	1982	17,862	—%	1	100.0%	$180,000	—%	$10.08
10131 Banana Avenue	Fontana	—	Industrial Outdoor Storage	n/a	—	—%	1	—%	$1,139,938	0.2%	$—
14874 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2019	158,119	0.4%	1	100.0%	$3,118,200	0.5%	$19.72
10660 Mulberry Avenue	Fontana	1	Warehouse / Distribution	1990	49,530	0.1%	1	100.0%	$390,122	0.1%	$7.88
10545 Production Avenue	Fontana	1	Warehouse / Distribution	2006	1,101,840	2.4%	1	100.0%	$18,510,912	2.8%	$16.80
4225 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	134,500	0.3%	3	100.0%	$1,182,000	0.2%	$8.79
4325 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	124,258	0.3%	1	100.0%	$813,840	0.1%	$6.55
4039 State Street	Montclair	1	Warehouse / Distribution	2020	139,000	0.3%	1	100.0%	$1,239,491	0.2%	$8.92
5160 Richton Street	Montclair	1	Light Industrial / Office	2004	94,976	0.2%	5	100.0%	$1,390,343	0.2%	$14.64
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.2%	1	100.0%	$1,079,861	0.2%	$10.01
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.3%	22	83.7%	$1,955,949	0.3%	$18.21
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,812	0.3%	18	78.8%	$1,410,285	0.2%	$15.73
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.3%	5	100.0%	$1,934,256	0.3%	$17.29
Safari Business Center	Ontario	16	Warehouse / Distribution	1989	1,142,042	2.5%	75	84.4%	$15,170,396	2.3%	$15.73
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.5%	10	86.8%	$2,826,153	0.4%	$14.91
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.2%	1	100.0%	$871,594	0.1%	$8.78
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.2%	1	100.0%	$1,824,888	0.3%	$19.08
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.3%	12	89.4%	$2,022,546	0.3%	$16.72
4621 Guasti Road	Ontario	1	Warehouse / Distribution	1988	64,512	0.1%	1	100.0%	$812,195	0.1%	$12.59
1555 Cucamonga Avenue	Ontario	2	Warehouse / Light Manufacturing	1973	107,023	0.2%	2	100.0%	$774,000	0.1%	$7.23
500 Dupont Avenue	Ontario	1	Warehouse / Light Manufacturing	1987	274,898	0.6%	—	—%	$—	—%	$—
5772 Jurupa Street	Ontario	1	Warehouse / Distribution	1992	360,000	0.8%	1	100.0%	$2,528,343	0.4%	$7.02
1010 Belmont Street	Ontario	1	Warehouse / Distribution	1987	61,824	0.1%	1	100.0%	$1,149,926	0.2%	$18.60

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1550-1600 Champagne Avenue	Ontario	2	Warehouse / Distribution	1989	124,243	0.3%	2	100.0%	$1,108,500	0.2%	$8.92
1154 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	35,033	0.1%	1	100.0%	$630,594	0.1%	$18.00
1172 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	44,004	0.1%	1	100.0%	$533,340	0.1%	$12.12
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.3%	5	100.0%	$2,480,063	0.4%	$19.18
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.2%	4	100.0%	$1,443,133	0.2%	$17.73
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.2%	59	96.2%	$1,977,203	0.3%	$19.11
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.4%	2	100.0%	$1,715,898	0.3%	$8.54
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	0.6%	1	100.0%	$1,371,768	0.2%	$4.82
2520 Baseline Road	Rialto	1	Warehouse / Distribution	2020	156,586	0.4%	1	100.0%	$1,314,007	0.2%	$8.39
Riverside / San Bernardino – Inland Empire West Total		97			9,141,739	19.9%	271	90.7%	$114,887,609	17.5%	$13.85

San Bernardino – Inland Empire East
6750 Unit B - 6780 Central Ave.	Riverside	2	Warehouse / Light Manufacturing	1978	33,258	0.1%	1	100.0%	$635,042	0.1%	$19.09
San Bernardino – Inland Empire East Total		2			33,258	0.1%	1	100.0%	$635,042	0.1%	$19.09

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.5%	11	100.0%	$2,457,792	0.4%	$11.42
3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018, 2019	409,217	0.9%	12	92.9%	$4,428,434	0.7%	$11.64
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.3%	13	92.4%	$1,909,982	0.3%	$16.37
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.3%	23	100.0%	$1,697,783	0.3%	$12.32
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.2%	21	95.9%	$1,196,693	0.2%	$14.31
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$305,951	—%	$9.18
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.1%	2	100.0%	$729,610	0.1%	$10.44
2360-2364 E. Sturgis Road	Oxnard	3	Warehouse / Light Manufacturing	1989	49,641	0.1%	15	90.9%	$584,554	0.1%	$12.96
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.3%	24	92.3%	$1,447,885	0.2%	$11.86
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.3%	16	98.6%	$1,553,346	0.2%	$12.55
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.3%	1	100.0%	$956,148	0.1%	$7.03
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,440	0.2%	18	100.0%	$1,623,943	0.3%	$15.85
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.3%	2	100.0%	$1,805,317	0.3%	$13.02
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.1%	1	100.0%	$684,427	0.1%	$12.16
2280 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1995	242,101	0.5%	6	98.4%	$2,772,141	0.4%	$11.63
Meggitt Simi Valley	Simi Valley	3	Warehouse / Light Manufacturing	1984 / 2005	285,750	0.6%	1	100.0%	$2,542,946	0.4%	$8.90

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
3935-3949 Heritage Oak Court	Simi Valley	1	Warehouse / Distribution	1999	186,726	0.4%	2	100.0%	$2,027,396	0.3%	$10.86
851 Lawrence Drive	Thousand Oaks	1	Warehouse / Distribution	1968 / 2021	90,773	0.2%	3	100.0%	$1,322,642	0.2%	$14.57
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.	Thousand Oaks	9	Warehouse / Distribution	2018 / 2020	531,378	1.2%	9	92.0%	$6,552,734	1.0%	$13.40
Ventura County Total		43			3,156,432	6.9%	181	96.7%	$36,599,724	5.6%	$11.99

San Diego – North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.3%	3	100.0%	$1,945,148	0.3%	$12.84
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	90,091	0.2%	10	95.3%	$1,707,195	0.2%	$19.88
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,461	0.2%	6	100.0%	$1,170,532	0.2%	$14.55
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,572	0.2%	4	100.0%	$1,838,153	0.3%	$16.04
2270 Camino Vida Roble	Carlsbad	1	Light Industrial / Office	1981	106,311	0.2%	19	100.0%	$1,903,730	0.3%	$17.91
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	73,748	0.2%	3	100.0%	$937,586	0.1%	$12.71
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	1991	143,212	0.3%	4	48.8%	$965,522	0.1%	$13.82
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	0.7%	1	100.0%	$4,311,948	0.6%	$13.82
2843 Benet Road	Oceanside	1	Warehouse / Distribution	1987	35,000	0.1%	1	100.0%	$472,878	0.1%	$13.51
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.2%	2	100.0%	$1,056,263	0.2%	$10.89
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.1%	1	100.0%	$595,908	0.1%	$12.19
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,355	0.3%	8	87.5%	$1,381,172	0.2%	$13.68
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.1%	8	100.0%	$1,058,531	0.2%	$15.36
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.1%	1	100.0%	$456,852	0.1%	$10.75
San Diego – North County Total		29			1,479,492	3.2%	71	93.8%	$19,801,418	3.0%	$14.27

San Diego – Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.3%	16	100.0%	$1,954,141	0.3%	$17.47
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997	112,896	0.3%	33	83.8%	$1,887,748	0.3%	$19.94
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,787	0.4%	53	100.0%	$3,874,234	0.6%	$20.63
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.2%	3	100.0%	$1,223,190	0.2%	$14.13
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.1%	1	100.0%	$591,581	0.1%	$12.63
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	99,403	0.2%	2	100.0%	$1,269,776	0.2%	$12.77
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974 / 2023	47,666	0.1%	1	50.2%	$474,012	0.1%	$19.80
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	61,075	0.1%	2	100.0%	$881,783	0.1%	$14.44

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,834	0.2%	41	93.9%	$2,005,230	0.3%	$21.83
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.1%	4	100.0%	$1,169,454	0.2%	$19.69
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.3%	1	100.0%	$1,384,320	0.2%	$12.36
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.2%	1	100.0%	$1,703,808	0.2%	$20.40
10015 Waples Court	San Diego	1	Warehouse / Distribution	1988 / 2020	106,412	0.2%	1	100.0%	$1,604,654	0.2%	$15.08
8985 Crestmar Point	San Diego	1	Warehouse / Light Manufacturing	1988	57,086	0.1%	2	86.9%	$519,449	0.1%	$10.48
5725 Eastgate Drive	San Diego	1	Industrial Outdoor Storage	1995	27,267	0.1%	1	100.0%	$607,775	0.1%	$22.29
8745-8775 Production Avenue	San Diego	2	Light Industrial / Office	1974 / 2021	46,820	0.1%	4	100.0%	$703,114	0.1%	$15.02
8888-8992 Balboa Avenue(6)	San Diego	—	Redevelopment	1967	—	—%	—	—%	$—	—%	$—
4181 Ruffin Road	San Diego	1	Light Industrial / Office	1987	150,144	0.3%	4	39.5%	$1,343,555	0.2%	$22.65
9223 Balboa Avenue	San Diego	3	Light Industrial / Office	2020	248,579	0.5%	2	100.0%	$8,948,845	1.4%	$36.00
9323 Balboa Avenue	San Diego	1	Light Industrial / Office	1978- 1980	200,155	0.4%	1	100.0%	$—	—%	$—
4285 Ponderosa Avenue	San Diego	1	Light Industrial / Office	1969	66,648	0.2%	1	100.0%	$1,837,117	0.3%	$27.56
San Diego – Central Total		53			2,009,961	4.4%	174	92.7%	$33,983,786	5.2%	$18.24

Consolidated Portfolio - Total / Weighted Average	373 Properties	654			45,860,368	100.0%	1,615	94.1%	$656,933,626	100.0%	$15.22

(1)Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.
(2)Calculated as rentable square feet for such property divided by rentable square feet for the total consolidated portfolio as of December 31, 2023.
(3)Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2023, multiplied by 12. Excludes tenant reimbursements.
(4)Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2023.
(5)Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2023.
(6)This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2023.
(7)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rent as of December 31, 2023.

Property Type	Number of Properties	Occupancy(1)	Building Square Feet	Percentage of Total Building Square Feet	Land Square Feet	Coverage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Building Square Foot(5)
Warehouse / Distribution	170	94.4%	28,206,515	61.5%	59,928,932	47.1%	$361,507	55.0%	$13.57
Warehouse / Light Manufacturing	92	93.8%	8,914,424	19.4%	20,182,504	44.2%	116,109	17.7%	$13.89
Light Industrial / Office(6)	41	93.2%	4,833,035	10.5%	11,660,940	41.4%	87,557	13.3%	$19.44
Industrial Outdoor Storage	18	73.9%	211,808	0.5%	7,772,686	2.7%	36,407	5.5%	$4.68	(7)
Light Manufacturing / Flex	10	99.3%	1,953,201	4.3%	5,925,496	33.0%	26,036	4.0%	$13.42
Warehouse / Excess Land	22	87.2%	1,339,717	2.9%	5,791,539	23.1%	22,009	3.4%	$18.83
Cold Storage / Distribution	4	100.0%	401,668	0.9%	798,855	50.3%	7,308	1.1%	$18.19
Redevelopment(8)	16	—%	—	—%	4,234,040	—%	—	—%	$—
Total / Weighted Average	373	94.1%	45,860,368	100.0%	116,294,992	39.4%	$656,934	100.0%	$15.22

(1)Calculated as the average occupancy at such properties as of December 31, 2023, based on building square feet.
(2)Calculated as building square feet divided by land square feet.
(3)Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2023, multiplied by 12, and then aggregated by property type.  Excludes tenant reimbursements. Amounts in thousands.
(4)Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2023.
(5)Calculated for each property type as annualized base rent for such property type divided by occupied building square feet for such property type as of December 31, 2023, unless otherwise noted.
(6)Includes 901 West Alameda Avenue with 44,924 building square feet that is classified as Creative Office.
(7)Calculated for “Industrial Outdoor Storage” as annualized base rent for such property type divided by land square feet.
(8)Represents current redevelopment properties and vacant future redevelopment properties as of December 31, 2023. These redevelopment properties will have an estimated combined 2.0 million of rentable square feet at completion.

Uncommenced Leases
Uncommenced leases as of December 31, 2023, reflect signed new and renewal leases that had not yet commenced as of December 31, 2023.  Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases.  The following table sets forth information relating to our uncommenced leases as of December 31, 2023.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	282,628	65,422	95.7%	$382,175	$5,268	$387,442	$15.86
Orange County	164,777	—	92.4%	68,851	1,116	69,968	$16.78
Riverside / San Bernardino County	64,141	27,359	91.1%	115,523	623	116,146	$13.90
San Diego County	114,747	89,291	95.7%	53,785	1,521	55,306	$16.56
Ventura County	268,320	—	96.7%	36,600	1,295	37,895	$12.42
Total/Weighted Average	894,613	182,072	94.5%	$656,934	$9,823	$666,757	$15.38

(1)Represents the square footage of renewal leases that had been signed but had not yet commenced as of December 31, 2023.
(2)Represents the square footage of new leases that had been signed but had not yet commenced as of December 31, 2023.
(3)Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2023, divided by total rentable square feet.
(4)Represents annualized base rent for leases that had commenced as of December 31, 2023, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2023, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(5)Annualized base rent from uncommenced leases includes: (i) $5.5 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $4.4 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2023, multiplied by 12.). Amounts in thousands.
(6)Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.
(7)Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2023.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2023.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	22	94.5%	3,189,684	7.0%	$37,224	5.7%	$12.35
Greater San Fernando Valley	58	95.6%	6,517,787	14.2%	91,384	13.9%	$14.67
Mid-Counties	28	98.5%	3,220,419	7.0%	49,651	7.6%	$15.66
San Gabriel Valley	37	96.9%	5,271,213	11.5%	59,897	9.0%	$11.72
South Bay	80	93.3%	7,331,359	16.0%	144,019	21.9%	$21.05
Subtotal / Weighted Average	225	95.4%	25,530,462	55.7%	$382,175	58.1%	$15.68
Orange County
North Orange County	19	92.2%	1,658,418	3.6%	$25,525	3.9%	$16.70
OC Airport	9	99.9%	1,099,985	2.4%	20,773	3.2%	$18.90
South Orange County	5	100.0%	448,762	1.0%	6,736	1.0%	$15.01
West Orange County	10	83.9%	1,301,859	2.8%	15,817	2.4%	$14.48
Subtotal / Weighted Average	43	92.4%	4,509,024	9.8%	$68,851	10.5%	$16.52
Riverside / San Bernardino County
Inland Empire East	1	100.0%	33,258	0.1%	$635	0.1%	$19.09
Inland Empire West	50	90.7%	9,141,739	19.9%	114,888	17.5%	$13.85
Subtotal / Weighted Average	51	90.8%	9,174,997	20.0%	$115,523	17.6%	$13.87
Ventura County
Ventura	19	96.7%	3,156,432	6.9%	$36,600	5.6%	$11.99
Subtotal / Weighted Average	19	96.7%	3,156,432	6.9%	$36,600	5.6%	$11.99
San Diego County
Central San Diego	21	92.7%	2,009,961	4.4%	$33,984	5.2%	$18.24
North County San Diego	14	93.8%	1,479,492	3.2%	19,801	3.0%	$14.27
Subtotal / Weighted Average	35	93.2%	3,489,453	7.6%	$53,785	8.2%	$16.54
Consolidated Portfolio - Total / Weighted Average	373	94.1%	45,860,368	100.0%	$656,934	100.0%	$15.22

(1)Calculated as the average occupancy at such properties as of December 31, 2023.
(2)Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2023, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2023.
(4)Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2023.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2023.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Manufacturing	291	11,190,318	25.9%	$149,391	22.7%	$13.35
Wholesale Trade	371	10,386,759	24.1%	143,379	21.8%	$13.80
Transportation and Warehousing	278	9,038,120	20.9%	140,014	21.3%	$15.49
Professional, Scientific, and Technical Services	123	3,424,548	7.9%	59,038	9.0%	$17.24
Retail Trade	114	2,884,156	6.7%	39,357	6.0%	$13.65
Real Estate and Rental and Leasing	34	691,243	1.6%	20,071	3.1%	$29.04
Construction	118	1,078,633	2.5%	16,850	2.6%	$15.62
Arts, Entertainment, and Recreation	32	1,037,459	2.4%	16,100	2.5%	$15.52
Mining, Quarrying, and Oil and Gas Extraction(5)	4	40,727	0.1%	12,048	1.8%	$295.82	(5)
Other Services (except Public Administration)	42	485,143	1.1%	9,948	1.5%	$20.51
Administrative and Support and Waste Management and Remediation Services	58	608,886	1.4%	9,427	1.4%	$15.48
Health Care and Social Assistance	28	625,222	1.4%	9,035	1.4%	$14.45
Public Administration	13	357,397	0.8%	8,621	1.3%	$24.12
Information	46	440,676	1.0%	8,335	1.3%	$18.91
Educational Services	12	338,986	0.8%	5,064	0.8%	$14.94
Finance and Insurance	9	216,548	0.5%	3,899	0.6%	$18.01
Accommodation and Food Services	14	165,489	0.4%	3,411	0.5%	$20.61
Miscellaneous	28	156,942	0.5%	2,946	0.4%	$18.77
Total / Weighted Average	1,615	43,167,252	100.0%	$656,934	100.0%	$15.22

(1)A single lease may cover space in more than one building.
(2)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2023, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2023.
(4)Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2023.
(5)Includes a tenant leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.4 million or $3.28 per land square foot. Excluding this tenant, annualized base rent per square foot is $14.76.

Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2023, our consolidated properties were 94.5% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.8% of our total annualized in-place base rent. Our average lease size is approximately 28,000 square feet, and approximately 33% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined accounted for 15.5% of our annualized base rent as of December 31, 2023. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2023.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
TIRECO, Inc.	Inland Empire West	1,101,840	2.6%	$18,511	2.8%	$16.80	1/31/2025
L3 Technologies, Inc.	Multiple Submarkets (4)	595,267	1.4%	12,555	1.9%	$21.09	9/30/2031
Zenith Energy West Coast Terminals LLC	South Bay	—	—%	11,446	1.8%	See Note (5)	9/29/2041
Federal Express Corporation	Multiple Submarkets (6)	527,861	1.2%	10,824	1.7%	$20.51	11/30/2032 (6)
Cubic Corporation	Central San Diego	515,382	1.2%	10,786	1.6%	$20.93	3/31/2038(7)
GXO Logistics Supply Chain, Inc.	Mid-Counties	411,034	0.9%	8,385	1.3%	$20.40	11/30/2028
Best Buy Stores, L.P.	Inland Empire West	501,649	1.2%	8,201	1.3%	$16.35	6/30/2029
The Hertz Corporation	South Bay	38,680	0.1%	7,932	1.2%	$9.90(8)	3/31/2026
IBY, LLC	San Gabriel Valley	993,142	2.3%	6,837	1.0%	$6.88	4/5/2031
Michael Kors (USA)	Mid-Counties	565,619	1.3%	6,098	0.9%	$10.78	11/30/2026
Top 10 Tenants		5,250,474	12.2%	101,575	15.5%
All Other Tenants		37,916,778	87.8%	555,359	84.5%
Total Consolidated Portfolio		43,167,252	100.0%	$656,934	100.0%

(1)Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2023, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2023.
(3)Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2023.
(4)Includes (i) 133,836 rentable square feet in North Orange County expiring December 31, 2024 and (ii) 461,431 rentable square feet in LA-South Bay expiring September 30, 2031.
(5)The tenant is leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.4 million or $3.28 per land square foot.
(6)Includes (i) one land lease in North Orange County expiring December 31, 2023, (ii) one land lease in LA-Mid-Counties expiring July 31, 2025, (iii) one land lease in North Orange County expiring October 31, 2026, (iv) 30,160 rentable square feet in Ventura expiring September 30, 2027, (v) one land lease in LA-Mid-Counties expiring June 30, 2029, (vi) 42,270 rentable square feet in LA-South Bay expiring October 31, 2030, (vii) 311,995 rentable square feet in North County San Diego expiring February 28, 2031, and (viii) 143,436 rentable square feet in LA-South Bay expiring November 30, 2032.
(7)Includes (i) 200,155 rentable square feet expiring March 31, 2026 and (ii) 315,227 rentable square feet expiring March 31, 2038.
(8)The tenant is leasing 18.4 acres of land with ABR of $7.9 million or $9.90 per land square foot.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2023, there were 544 triple net leases in our consolidated portfolio, representing approximately 76.3% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2023, there were 896 modified gross leases in our consolidated portfolio, representing approximately 17.6% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2023, there were 175 gross leases in our consolidated portfolio, representing approximately 6.1% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2023:

Square Feet	Number of Leases	Occupied Building Square Feet		Building/Land Square Feet		Percentage of Total Occupied Building Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Building:
<4,999	637	1,548,863		1,677,171		3.6%	$27,802	4.2%	$17.95
5,000 - 9,999	228	1,614,730		1,789,076		3.8%	28,157	4.3%	$17.44
10,000 - 24,999	301	4,858,990		5,363,457		11.3%	81,877	12.5%	$16.85
25,000 - 49,999	165	6,100,273		6,721,778		14.2%	89,170	13.6%	$14.62
50,000 - 99,999	118	8,458,195		8,953,947		19.7%	127,495	19.4%	$15.07
>100,000	108	20,392,899		21,106,399		47.4%	260,434	39.6%	$12.77
Building Subtotal / Weighted Average	1,557	42,973,950	(4)	45,611,828	(4)	100.0%	$614,935	93.6%	$14.31
Land/IOS(5)	24			8,146,906	(6)		39,261	6.0%	$4.82
Other(5)	34						2,738	0.4%
Total	1,615						$656,934	100.0%
(1)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2023, multiplied by 12, and then aggregated by building square feet (if applicable). Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2023.
(3)For building leases, calculated as annualized base rent for such leases divided by occupied building square feet for such leases as of December 31, 2023. For “Land/IOS” leases, calculated as annualized base rent for such leases divided by land square feet for such leases as of December 31, 2023.
(4)Excludes 193,302 occupied building square feet and 248,540 building square feet that are associated with “Land/IOS”.
(5)“Land/IOS” includes leases for improved land sites and industrial outdoor storage (IOS) sites. “Other” includes amounts related to cellular tower, solar and parking lot leases.
(6)Reflects land square feet for “Land/IOS” leases.

Lease Expirations
As of December 31, 2023, our weighted average in-place remaining lease term was approximately 4.0 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2023, plus available space, for each of the 10 full calendar years commencing December 31, 2023 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,067,903	2.3%	$—	—%	$—
Repositioning(6)	—	1,625,212	3.5%	—	—%	$—
MTM Tenants	5	93,612	0.2%	1,489	0.2%	$15.90
2023	30	433,258	1.0%	6,932	1.1%	$16.00
2024	391	6,358,594	13.9%	83,945	12.8%	$13.20
2025	395	7,618,613	16.6%	108,375	16.5%	$14.22
2026	351	7,912,822	17.3%	110,875	16.9%	$14.01
2027	165	5,299,508	11.6%	84,710	12.9%	$15.98
2028	127	4,061,486	8.9%	72,629	11.1%	$17.88
2029	54	2,696,330	5.9%	41,156	6.3%	$15.26
2030	24	1,944,102	4.2%	29,814	4.5%	$15.34
2031	23	3,328,558	7.3%	46,484	7.1%	$13.97
2032	15	973,530	2.1%	20,647	3.1%	$21.21
Thereafter	35	2,446,840	5.2%	49,878	7.5%	$20.38
Total Consolidated Portfolio	1,615	45,860,368	100.0%	$656,934	100.0%	$15.22

(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2023, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2023.
(4)Calculated as annualized base rent for such leases divided by occupied square feet for such leases as of December 31, 2023.
(5)Represents vacant space (not under repositioning) as of December 31, 2023. Includes leases aggregating 182,072 rentable square feet that had been signed but had not yet commenced as of December 31, 2023. Adjusting for such leases, we had 885,831 of available vacant space representing 1.9% of our total owned square feet as of December 31, 2023.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”), redevelopment or lease-up as of December 31, 2023. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” of this Annual Report on Form 10-K for additional details related to these properties.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related (revenue generating) tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2023			2022			2021
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases – First Generation(3)(4)	$1,572	1,400,053	$1.12	$1,528	834,106	$1.83	$2,103	1,039,707	$2.02
New Leases – Second Generation(3)(5)	113	90,902	$1.24	494	491,933	$1.00	328	150,214	$2.18
Renewal Leases	826	536,858	$1.54	855	933,596	$0.92	289	431,997	$0.67
Total Tenant Improvements	$2,511	2,027,813	$1.24	$2,877	2,259,635	$1.27	$2,720	1,621,918	$1.68
Leasing Commissions
New Leases – First Generation(3)(4)	$9,488	1,171,683	$8.10	$7,357	876,485	$8.39	$5,502	1,758,720	$3.13
New Leases – Second Generation(3)(5)	7,652	1,832,823	$4.17	9,190	1,359,424	$6.76	7,508	2,044,593	$3.67
Renewal Leases	10,308	3,530,689	$2.92	5,025	1,852,256	$2.71	4,321	3,127,986	$1.38
Total Leasing Commissions	$27,448	6,535,195	$4.20	$21,572	4,088,165	$5.28	$17,331	6,931,299	$2.50
Total Tenant Improvements & Leasing Commissions	$29,959			$24,449			$20,051

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
Historical Capital Expenditures
The following table sets forth certain information regarding historical maintenance (non-revenue generating) capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2023			2022			2021
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$222,709	32,392,200	$6.88	$111,112	26,002,606	$4.27	$80,545	22,951,051	$3.51
Recurring Capital Expenditures(5)	26,798	44,002,786	$0.61	8,675	39,561,722	$0.22	10,466	33,239,851	$0.31
Total Capital Expenditures	$249,507			$119,787			$91,011

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 7, 2024, there were 280 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	378	$46.53	N/A	N/A
November 1, 2023 to November 30, 2023	63	$47.72	N/A	N/A
December 1, 2023 to December 31, 2023	38	$55.97	N/A	N/A
	479	$47.44	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2018 through December 31, 2023, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2018, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

Total Return Performance
$300
$250
$200
$150
$100
$50
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Rexford Industrial Realty, Inc.
S&P 500 Index
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Industrial Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Rexford Industrial Realty, Inc.	$100.00	$157.80	$173.09	$290.49	$199.94	$211.21
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones Equity All REIT Index	$100.00	$128.74	$122.57	$173.07	$129.79	$144.46
Dow Jones U.S. Real Estate Industrial Index	$100.00	$142.68	$163.46	$250.94	$170.08	$207.40

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
As of December 31, 2023, our consolidated portfolio consisted of 373 properties with approximately 45.9 million rentable square feet.
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
Highlights
Full Year Financial and Operational Highlights
•Net income attributable to common stockholders increased by 44.4% to $227.4 million in 2023 compared to 2022.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 32.9% to $444.8 million in 2023 compared to 2022.
•Net operating income (NOI)(1) increased by 26.4% to $606.9 million in 2023 compared to 2022.
•Total portfolio occupancy at year-end was 94.1%.
•Same Property Portfolio(2) average occupancy for the year ended December 31, 2023 was 97.8% and ending occupancy at year-end was 97.5%.
•Executed a total 459 new and renewal leases with a combined 7.4 million rentable square feet, with leasing spreads of 77.5% on a GAAP basis and 58.7% on a cash basis.
Investments
•During 2023, we completed 17 acquisitions representing 19 properties with a combined 4.3 million rentable square feet of buildings on 250.2 acres of land for an aggregate purchase price of $1.3 billion.
•On October 26, 2023, we issued a $125.0 million loan securitized by a 150-acre industrial development site at an effective rate of 8.0%.
•Subsequent to December 31, 2023, we completed the acquisition of one property with 0.2 million rentable square feet of buildings on 10.6 acres of land, for a purchase price of $84.0 million.
Dispositions
•During 2023, we sold two properties with 87,037 rentable square feet, for an aggregate gross sales price of $28.3 million and recognized $19.0 million in gains on sale of real estate.
___________________________________________________________________________________________________________________________________
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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 7 of this Annual Report on Form 10-K.

Repositioning & Redevelopment
•During 2023, we stabilized six of our repositioning/redevelopment properties located at 12821 Knott Street, 14100 Vine Place, 15601 Avalon Boulevard and 2800 Casitas Avenue, which have a combined 490,722 rentable square feet of buildings, and 12133 Greenstone Avenue and 19431 Santa Fe Avenue, which are both industrial outdoor storage sites with a combined 337,508 square feet of land.
•During 2023, we completed construction of four of our repositioning/redevelopment properties located at 20851 Currier Road, 12752-12822 Monarch Street, 8210-8240 Haskell Avenue and 9755 Distribution Avenue. As of December 31, 2023, these four properties were in the lease-up stage.
•As of December 31, 2023, we have pre-leased our two repositioning properties located at 1444 Quay Avenue and 8902 Activity Road. The leases are expected to commence in the first half of 2024, subject to completion of repositioning work.
Equity
•During 2023, we issued 22,751,622 shares of common stock for total net proceeds of $1.3 billion through a range of equity transactions, as follows:
◦We settled the outstanding forward equity sale agreements from our November 2022 underwritten public offering by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
◦We sold 449,227 shares of common stock directly through sales agents under our 2023 ATM program at a weighted average price of $60.84 per share, for gross proceeds $27.3 million, and net proceeds of $27.0 million, after deducting the sales agents’ fees.
◦We entered into forward equity sale agreements under our 2023 ATM program with respect to 5,137,392 shares of common stock at a weighted average initial forward sale price of $56.70 per share. We partially settled these forward equity sale agreements and the outstanding forward equity sale agreement from 2022 by issuing 2,763,708 shares of common stock in exchange for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
◦In May 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 13,500,000 shares of our common stock at an initial forward sale price $55.24 per share, or $745.7 million. We partially settled these forward equity sale agreements by issuing 11,246,966 shares of common stock for net proceeds of $623.6 million, based on a weighted average forward price of $55.45 per share at settlement.
•Subsequent to December 31, 2023, through the date of this filing, we partially settled the forward equity sale agreements that were outstanding under the 2023 ATM program and fully settled the outstanding forward equity sale agreement related to the May 2023 public offering by issuing 2,719,987 shares of common stock for net proceeds of $151.7 million, based on a weighted average forward price of $55.77 per share at settlement.
•As of the date of this filing, we had 2,543,615 shares of common stock, or approximately $137.8 million of net forward proceeds remaining for settlement prior to December 2024, based on a weighted average forward price of $54.16 per share.
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
•In March 2023, we executed four forward starting interest rate swaps with an aggregate notional value of $400.0 million to fix daily Secured Overnight Financing Rate (“SOFR”) related to our $400.0 million term loan at a rate of 3.97231% commencing on April 3, 2023 and maturing on June 30, 2025, resulting in an all-in fixed rate of 4.83231%.
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
The infill Southern California industrial real estate sector continues to exhibit strong long-term fundamentals. These high-barrier infill markets are characterized by a relative scarcity of available highly functional product, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as over time more industrial property is converted to non-industrial uses than can be delivered. Meanwhile, underlying tenant demand within our infill target markets continues to be healthy, illustrated or driven by strong re-leasing spreads and renewal activity, a dynamic regional economy, growth in ecommerce transaction and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. While we believe that our infill Southern California industrial property markets have demonstrated a high degree of resiliency related to occupancy and rental rates in the context of key market drivers over the prior year, including post-pandemic normalization of demand, inflation, higher interest rates and protracted Los Angeles and Long Beach Ports’ labor negotiations, continued economic uncertainties such as these could impact future demand, rental rates and vacancy within our infill Southern California market.
Tenant demand remains healthy within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand in 2023 is demonstrated through the Company’s strong leasing spreads and volume, achieving rental rates and related terms from new and renewing tenants that have generally exceeded those from historical years (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction, and logistics, as well as by an emerging electric vehicle industry, among other sectors. We continue to observe a notable volume of ecommerce-oriented tenants securing space within our portfolio, which accelerated the growth in the range and volume of goods and customers transacting through ecommerce. In addition, ecommerce-related delivery demand associated with last-mile distribution and local omnichannel retail fulfillment are driving discernible shifts in inventory-handling strategies among retailers and distributors, which we believe is driving incremental demand for our infill property locations. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant based and attract incremental ecommerce-oriented and traditional distribution demand over the long-term. Additionally, looking forward, with the prior year’s resolution of the ports’ labor contracts combined with disruptions to shipping via the Red Sea due to geopolitical instability and with a shipping slowdown via the Panama Canal due to a long-term drought, we believe the increased trade and container volumes through the ports of Los Angeles and Long Beach, as experienced in the fourth quarter of 2023, may drive incremental tenant demand for industrial space within our markets.
We believe our portfolio’s leasing performance in 2023 has generally outpaced that of the infill markets within which we operate, and, as discussed in more detail below, our target infill markets continue to operate at high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased year-over-year to 2.1% and average asking lease rates were flat year-over-year after increasing by 76% over the prior three year period. Occupancy generally remains at high levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, market fundamentals remained strong during 2023. Average asking lease rates increased year-over-year and vacancy increased year-over-year to 1.2%, remaining at near record low vacancy levels. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, there was a trend of post-COVID normalization throughout 2023. Vacancy increased year-over-year to 5.0% and average taking lease rates decreased. The increased vacancy was primarily due to an increase in supply of units over 100,000 square feet that do not generally compete with our 30,000 average square foot spaces in the Inland Empire West market. In contrast, vacancy in the Company’s Same Property

Portfolio for the Inland Empire West improved by 50 basis points compared to the prior year driven by the Company’s limited exposure to unit sizes above 100,000 square feet. Overall supply under construction in the Inland Empire West market declined significantly in the fourth quarter of 2023. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy increased year-over-year and average asking lease rates increased year-over-year.
In Ventura County, vacancy increased year-over-year and average asking lease rates decreased year-over-year.
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
As of December 31, 2023, 27 of our properties were under current repositioning or redevelopment and four of our properties were in the lease-up stage. In addition, we have a pipeline of 16 additional properties for which we anticipate beginning repositioning/redevelopment construction work between the first quarter of 2024 and the second quarter of 2025. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2022 and 2023, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. Furthermore, we estimate that we have up to approximately 5.0 million rentable square feet of additional repositioning/redevelopment projects embedded in our portfolio that are not currently listed in the tables below. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 12/31/23
Current Repositioning:
444 Quay Avenue (South Bay)	LA	26,700	26,700	1Q-2023	1Q-2024	100%(3)
500 Dupont Avenue (IE - West)	SB	274,852	274,852	1Q-2023	1Q-2024	—%
11308-11350 Penrose Street (SF Valley)	LA	151,011	71,547	1Q-2023	1Q-2024	53%
4039 Calle Platino (North County SD)	SD	143,552	73,696	2Q-2023	1Q-2024	70%
8902-8940 Activity Road (Central SD)	SD	112,876	13,950	3Q-2023	1Q-2024	98%(4)
2880 Ana Street (South Bay)	LA	LAND	LAND	3Q-2023	2Q-2024	—%
14434-14527 San Pedro Street (South Bay)	LA	58,094	58,094	3Q-2023	2Q-2025	—%
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258	3Q-2023	4Q-2025	100%(5)
263-321 Gardena Blvd (South Bay)	LA	55,238	55,238	4Q-2023	3Q-2024	—%
Total Current Repositioning		957,581	709,335

Lease-Up - Repositioning
8210-8240 Haskell Avenue (SF Valley)	LA	52,934	52,934	1Q-2022	1Q-2023	28%
20851 Currier Road (SG Valley)	LA	59,412	59,412	1Q-2023	2Q-2023	—%
9755 Distribution Avenue (Central SD)	SD	47,666	23,726	2Q-2023	4Q-2023	50%
Total Lease-up (Repositioning)		160,012	136,072

Future Repositioning:
17311 Nichols Lane (OC West)	OC	104,182	104,182	1Q-2024	2Q-2024	100%
East 27th Street (Central LA)	LA	300,389	126,563	1Q-2024	4Q-2024	43%
19301 Santa Fe Avenue (South Bay)	LA	LAND	LAND	1Q-2024	4Q-2024	76%
122-125 N. Vinedo Avenue (SF Valley)	LA	48,381	48,381	1Q-2024	4Q-2024	100%
1020 Bixby Drive (SG Valley)	LA	56,915	56,915	1Q-2024	4Q-2024	100%
12907 Imperial Highway (Mid-Counties)	LA	101,080	101,080	1Q-2024	4Q-2024	100%
17000 Kingsview (South Bay)	LA	100,121	100,121	1Q-2024	1Q-2025	100%
29125 Avenue Paine (SF Valley)	LA	176,107	176,107	1Q-2024	3Q-2025	100%(6)
East 46th Street (Central LA)	LA	190,663	78,928	2Q-2024	2Q-2025	100%
3131 Harcourt Street (South Bay)	LA	34,000	34,000	3Q-2024	3Q-2025	100%
14400 Figueroa Street (South Bay)	LA	56,700	56,700	3Q-2024	4Q-2025	—%
8985 Crestmar Point (Central SD)	SD	53,395	53,395	4Q-2024	3Q-2025	87%
Total Future Repositioning		1,221,933	936,372
– See footnotes starting on page 64 –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(7)	Start	Completion	Total Property Leased % at 12/31/23
Current Redevelopment:
1055 Sandhill Avenue (South Bay)	LA	127,857	3Q-2021	2Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	1Q-2025	—%
9920-10020 Pioneer Blvd (Mid-Counties)	LA	162,231	4Q-2021	2Q-2024	—%
1901 Via Burton (North OC)	OC	139,449	1Q-2022	2Q-2024	—%
3233 Mission Oaks Boulevard (Ventura)(8)	VC	117,358	2Q-2022	2Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498	3Q-2022	3Q-2024	—%
8888-8992 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	3Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483	4Q-2022	2Q-2024	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,447	4Q-2022	4Q-2024	—%
4416 Azusa Canyon Road (SG Valley)	LA	130,063	4Q-2022	4Q-2024	—%
3071 Coronado Street (North OC)	OC	105,173	1Q-2023	1Q-2024	—%
15010 Don Julian Road (SG Valley)	LA	219,242	1Q-2023	1Q-2025	—%
21515 Western Avenue (South Bay)	LA	84,100	2Q-2023	1Q-2025	—%
12772 San Fernando Road (SF Valley)	LA	143,421	3Q-2023	3Q-2024	—%
19900 Plummer Street (SF Valley)	LA	79,900	3Q-2023	4Q-2024	—%
17907-18001 Figueroa Street (South Bay)	LA	76,722	4Q-2023	4Q-2024	—%
Rancho Pacifica - Building 5 (South Bay)(9)	LA	76,500	4Q-2023	4Q-2024	—%
1500 Raymond Avenue (North OC)	OC	138,497	4Q-2023	1Q-2025	—%
Total Current Redevelopment		2,229,000

Lease-up (Redevelopment):
12752-12822 Monarch St. (West OC)(10)	OC	163,864	1Q-2022	2Q-2023	See note (10)
Total Lease-up (Redevelopment)		163,864

Future Redevelopment:
13711 Freeway Drive (Mid-Counties)	LA	104,500	2Q-2024	3Q-2025	100%
14940 Proctor Road (SG Valley)	LA	165,537	3Q-2024	4Q-2025	100%
7815 Van Nuys Blvd (SF Valley)	LA	77,000	3Q-2024	4Q-2025	88%
404-430 Berry Way (North OC)	OC	147,000	2Q-2025	3Q-2026	16%
Total Future Redevelopment		494,037
– See footnotes starting on page 64 –

Property Stabilized:(11)	Market	Stabilized Rentable Square Feet	Stabilized Period	Total Property Leased % at 12/31/23
12821 Knott Street (West OC)(12)	OC	165,171	2Q-2023	100%
12133 Greenstone Avenue (Mid-Counties)	LA	LAND	2Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	122,514	2Q-2023	100%
15601 Avalon Boulevard (South Bay)	LA	86,879	2Q-2023	100%
19431 Santa Fe Avenue (South Bay)	LA	LAND	4Q-2023	100%
2800 Casitas Avenue (SF Valley)	LA	116,158	4Q-2023	100%
Total 2023 Stabilized		490,722

29025-29055 Avenue Paine (San Fernando Valley)	LA	111,260	1Q-2022	100%
900 East Ball Road (North OC)	OC	62,607	2Q-2022	100%
11600 Los Nietos Road (Mid-Counties)	LA	106,251	3Q-2022	100%
3441 MacArthur Blvd. (OC Airport)	OC	124,102	3Q-2022	100%
415-435 Motor Avenue (SG Valley)	LA	94,321	4Q-2022	100%
15650-15700 Avalon Blvd. (South Bay)	LA	98,259	4Q-2022	100%
19475 Gramercy Place (South Bay)	LA	47,712	4Q-2022	100%
Total 2022 Stabilized		644,512
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
(3)As of December 31, 2023, 444 Quay has been leased and the tenant is expected to take occupancy in the second quarter of 2024.
(4)As of December 31, 2023, 8902 Activity Road has been leased and the tenants are expected to take occupancy in the first quarter of 2024.
(5)As of December 31, 2023, 29120 Commerce Center Drive has been leased on a short-term basis through June 30, 2025. We are currently performing repositioning work around the short-term tenant.
(6)As of December 31, 2023, 29125 Avenue Paine has been leased on a short-term basis through June 30, 2025. We are planning to perform repositioning work around the short-term tenant.
(7)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(8)As of December 31, 2023, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We plan to construct one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(9)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We are currently demolishing the existing building and plan to construct a new building comprising approximately 76,500 rentable square feet in its place.
(10)As of December 31, 2023, 12752-12822 Monarch Street comprises 275,189 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that were not redeveloped. We repositioned 65,968 rentable square feet, and demolished 99,925 rentable square feet and constructed a new 97,896 rentable square feet building in its place.
(11)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(12)At 12821 Knott Street, we are repositioning the existing 120,800 rentable square foot building and constructing approximately 45,000 rentable square feet of new warehouse space.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods.  We capitalized $23.6 million of interest expense and $7.1 million of insurance and real estate tax expense during the year ended December 31, 2023, related to our repositioning and redevelopment projects.
Construction Costs and Timing
Recent inflationary and supply chain pressures have led to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, have led to an overall increase in budgeted and actual construction costs as well as delays in starting and completing certain of our redevelopment projects. While low vacancy in our markets and continued rent growth (see “—Leasing Activity and Rental Rates” below) has helped to mitigate some of the impact of rising construction costs and project delays, additional increases in costs, further delays or declining market rents could result in a lower expected yield on our redevelopment projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of December 31, 2023, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 94.1% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.6% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of December 31, 2023, 27 of our properties with a combined 2.9 million of estimated rentable square feet at completion are under current repositioning or redevelopment, four properties with a combined 0.3 million rentable square feet are in lease-up, and we have a near-term pipeline of 16 repositioning and redevelopment projects with a combined 1.4 million of estimated rentable square feet at completion. Additionally, as of December 31, 2023, we had 0.4 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 3.5% of our total consolidated portfolio square footage as of December 31, 2023. Including vacant space at these properties, our weighted average occupancy rate as of December 31, 2023, in our Los Angeles, Orange County and San Bernardino markets was 95.4%, 92.4% and 90.8%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of December 31, 2023, in these markets was 98.0%, 99.9% and 95.8%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Although there has been a post-COVID normalization of market vacancy over the past year, the Los Angeles, Orange County, San Bernardino and San Diego markets still have low vacancy, resulting from healthy tenant demand combined with low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. We believe that general market conditions will remain healthy in 2023, and the long-term opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2023:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2023	54	522,288	3.6	$21.41	108.8%	87.6%
Q2-2023	53	961,235	5.8	$21.67	83.8%	66.9%
Q3-2023	57	862,420	4.5	$18.82	74.0%	56.0%
Q4-2023	47	727,886	4.1	$23.38	47.8%	31.8%
Total/Weighted Average	211	3,073,829	4.6	$21.23	80.2%	62.0%

	Renewal Leases						Expiring Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2023	68	1,254,005	4.1	$22.02	74.9%	54.5%	136	2,461,943	83.3%
Q2-2023	76	1,165,452	4.3	$20.72	100.2%	76.8%	144	2,065,869	70.9%
Q3-2023	47	667,179	2.1	$21.54	60.5%	49.1%	110	1,653,111	61.7%
Q4-2023	57	1,196,023	4.0	$19.51	66.4%	48.5%	127	2,193,335	76.6%
Total/Weighted Average	248	4,282,659	3.8	$20.89	76.8%	57.9%	517	8,374,258	74.1%

(1)Effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during each respective quarter.
(2)Calculated as the change between GAAP rents, which straightlines rental rate increases and abatements, for new or renewal leases and the expiring GAAP rents (excluding the impact of amortization of intangible assets or liabilities) on the expiring leases for the same space.
(3)Calculated as the change between starting cash rents, excluding any abatements, for new or renewal leases and the expiring cash rents on the expiring leases for the same space.
(4)The GAAP and cash re-leasing spreads for new leases executed during the year ended December 31, 2023, exclude 69 leases aggregating 2,015,122 rentable square feet for which there was no comparable lease data. Of these 69 excluded leases, 41 leases aggregating 1,107,007 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) recently repositioned/redeveloped space, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2023, exclude 13 leases with 501,165 rentable square feet.
(6)Includes leases totaling 1,966,564 rentable square feet that expired during the year ended December 31, 2023, for which the space has been or will be placed into repositioning (including “other repositioning project”) or redevelopment.
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

Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of December 31, 2023, we have 27 current repositioning/redevelopment projects with estimated construction completion periods ranging from the first quarter of 2024 through the fourth quarter of 2025, and an additional 16 repositioning and redevelopment projects in our pipeline with estimated completion dates through the third quarter of 2026. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations.
As of December 31, 2023, 1.1 million rentable square feet of our portfolio was available for lease, 1.6 million rentable square feet of vacant space was under repositioning/redevelopment or in the lease-up stage and leases representing 0.4 million rentable square feet of our portfolio expired on December 31, 2023. Additionally, leases representing 13.9% and 16.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2024 and 2025, respectively. During the year ended December 31, 2023, we renewed 248 leases for 4.3 million rentable square feet, resulting in a 74.1% retention rate. Our retention rate during the period was impacted by the combination of low vacancy and high demand in many of our key markets. New and renewal leases signed during the current year had a weighted average term of 4.6 and 3.8 years, respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2024 and 2025, represent 12.8% and 16.5%, respectively, of the total annualized base rent for our portfolio as of December 31, 2023. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2024 and 2025 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market and showed signs of a post-pandemic normalizing of tenant demand, overall there was continued low market vacancy and pervasive supply and demand imbalance across our submarkets, which continues to support favorable long-term market fundamentals.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, high persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
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
Taxable REIT Subsidiary
As of December 31, 2023, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the years ended December 31, 2023 and 2022.
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
    Investment in Real Estate
We evaluated the acquisitions that we completed during the years ended December 31, 2023 and 2022, and determined that these transactions should be accounted for as asset acquisitions. Our acquisitions of properties generally no longer meet the revised definition of a business under Accounting Standards Update 2017-01, Business Combinations - Clarifying the Definition of a Business, and accordingly are accounted for as asset acquisitions.
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
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718: Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value on the grant date. The grant date fair value for equity awards that contain market-based vesting conditions (such as the Company’s total shareholder return (“TSR”) or the Company’s TSR relative to the TSR of a selected peer group of companies) are performed using complex pricing valuation models, specifically a Monte Carlo simulation pricing model, that require the input of assumptions, including judgments to estimate expected stock price volatility and expected dividend yield. For equity awards that contain performance-based vesting conditions (such as the Company’s FFO per share growth) we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition over the performance period. If factors change causing different assumptions to be made on the number of awards expected to vest, estimated compensation expense may differ significantly from that recorded in the current period but ultimately, the compensation cost for these awards will be adjusted in future periods to reflect the actual number of awards that vest. See “Note 2 – Summary of Significant Accounting Policies” and “Note 14 – Incentive Award Plan” to our consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding our estimation process for equity-based compensation.
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
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
For the comparison of the years ended December 31, 2023 and 2022, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2022 through December 31, 2023, and that were stabilized prior to January 1, 2022, which consisted of buildings aggregating approximately 32.5 million rentable square feet at 254 of our properties. Results for our Same Property Portfolio exclude any properties that were acquired or sold during the period from January 1, 2022 through December 31, 2023, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2022 or 2023, interest income, interest expense and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2023 and 2022, our Total Portfolio includes the properties in our Same Property Portfolio, the 80 properties aggregating approximately 10.2 million rentable square feet that were acquired during 2023 and 2022, and the three properties aggregating approximately 0.2 million rentable square feet that were sold during 2023 and 2022.

As of December 31, 2023 and 2022, our Same Property Portfolio occupancy was approximately 97.5% and 98.1%, respectively. For the years ended December 31, 2023 and 2022, our Same Property Portfolio weighted average occupancy was approximately 97.8% and 98.5%, respectively.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2023	2022			2023	2022
	($ in thousands)
REVENUES
Rental income	$551,644	$512,984	$38,660	7.5%	$791,383	$630,578	$160,805	25.5%
Management and leasing services	—	—	—	—%	682	616	66	10.7%
Interest income	—	—	—	—%	5,761	10	5,751	57,510.0%
TOTAL REVENUES	551,644	512,984	38,660	7.5%	797,826	631,204	166,622	26.4%
OPERATING EXPENSES
Property expenses	125,380	118,992	6,388	5.4%	184,479	150,503	33,976	22.6%
General and administrative	—	—	—	—%	75,027	64,264	10,763	16.7%
Depreciation and amortization	149,835	150,515	(680)	(0.5)%	244,510	196,794	47,716	24.2%
TOTAL OPERATING EXPENSES	275,215	269,507	5,708	2.1%	504,016	411,561	92,455	22.5%
OTHER EXPENSE
Other expenses	—	—	—	—%	1,820	1,561	259	16.6%
Interest expense	—	—	—	—%	61,400	48,496	12,904	26.6%
TOTAL EXPENSES	275,215	269,507	5,708	2.1%	567,236	461,618	105,618	22.9%
Loss on extinguishment of debt	—	—	—	—%	—	(915)	915	(100.0)%
Gains on sale of real estate	—	—	—	—%	19,001	8,486	10,515	123.9%
NET INCOME	$276,429	$243,477	$32,952	13.5%	$249,591	$177,157	$72,434	40.9%
Rental Income
The following table reports the breakdown of 2023 and 2022 rental income, as reported prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)	%	Year Ended December 31,		Increase/(Decrease)	%
Category	2023	2022		Change	2023	2022		Change
Rental revenue(1)	$457,217	$423,224	$33,993	8.0%	$656,101	$522,419	$133,682	25.6%
Tenant reimbursements (2)	92,774	88,298	4,476	5.1%	133,004	106,227	26,777	25.2%
Other income(3)	1,653	1,462	191	13.1%	2,278	1,932	346	17.9%
Rental income	$551,644	$512,984	$38,660	7.5%	$791,383	$630,578	$160,805	25.5%
Our Same Property Portfolio and Total Portfolio rental income increased by $38.7 million, or 7.5%, and $160.8 million, or 25.5%, respectively, during the year ended December 31, 2023, compared to the year ended December 31, 2022, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $34.0 million, or 8.0%, and $133.7 million, or 25.6%, respectively, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease in occupancy rates, a decrease of $2.0 million in amortization of net below-market lease intangibles and an increase of $1.9 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 80 properties we acquired during 2022 and 2023, partially offset by the decrease in revenues from the three properties that were sold during 2022 and 2023.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue increased by $4.5 million, or 5.1%, and $26.8 million or 25.2%, respectively, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses mainly relating to California Proposition 13 annual increases and higher reimbursable insurance expenses due to higher overall premiums. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 80 properties we acquired during 2022 and 2023.
 (3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.2 million, or 13.1%, and $0.3 million, or 17.9%, respectively, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in fees charged for late rental payments and an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $0.1 million, or 10.7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Interest Income
Our Total Portfolio interest income increased from $10 thousand for the year ended December 31, 2022 to $5.8 million for the year ended December 31, 2023, due to the following: (i) a $3.9 million increase due to an increase in the average cash balance invested in money market accounts and higher interest rates and (ii) a $1.8 million increase related to interest earned on the $125.0 million loan that we originated on October 26, 2023.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $6.4 million, or 5.4%, and $34.0 million, or 22.6%, respectively, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expense mainly related to California Proposition 13 annual increases, allocated overhead costs driven by a higher employee headcount and rising labor costs, repairs and maintenance expenses and insurance expense as a result of higher overall premiums. Our Total Portfolio property expenses were also impacted by incremental expenses from the 80 properties we acquired during 2022 and 2023, partially offset by the decrease in property expenses from the three properties that were sold during 2022 and 2023.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $10.8 million, or 16.7% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase is primarily due to increases in non-cash equity compensation expense, primarily related to performance unit equity grants made in 2022, payroll related costs and accrued bonus expense due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $0.7 million, or 0.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to acquisition-related in-place lease intangibles and tenant improvements becoming fully depreciated at certain properties during 2022 and 2023, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2022 and 2023 and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $47.7 million, or 24.2%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to incremental expense from the 80 properties we acquired during 2022 and 2023, partially offset by the decrease in our Same Property Portfolio depreciation and amortization expense noted above.
Other Expenses
    Our Total Portfolio other expenses increased by $0.3 million from $1.6 million for the year ended months ended December 31, 2022, to $1.8 million for the year ended months ended December 31, 2023, primarily due to a $0.2 million increase in construction demolition costs and a $0.2 million impairment charge recorded in 2023 to reduce the carrying value of the right-of-use asset in connection with the early termination of a sublease for one of our corporate office space leases, partially offset by a $0.2 million decrease in acquisition expenses.
Interest Expense
Our Total Portfolio interest expense increased by $12.9 million, or 26.6%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in interest expense is primarily comprised of the following: (i) $13.1 million related to the $400.0 million term loan facility borrowing we completed in July 2022 and the related interest rate swaps, (ii) $12.1 million related to the $300 Million Notes offering we completed in March 2023, and (iii) $5.3 million related to the $300.0 million term loan facility borrowing we completed in May 2022 and the related interest rate swaps. These increases were partially offset by the following decreases: (i) $11.4 million due to an increase in capitalized interest related to repositioning and redevelopment activity, (ii) $4.9 million due to a decrease in borrowings under our unsecured revolving credit facility, and (iii) $2.2 million related to the repayment of the $150.0 million term loan facility and termination of the related interest rate swap in May 2022.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.9 million for the year ended December 31, 2022, is comprised of the write-off of $0.7 million of unamortized debt issuance costs related to the $150 million unsecured term loan facility we repaid in May 2022 in advance of the May 2025 maturity date and the write-off of $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility when we amended our senior unsecured credit agreement in May 2022.
Gains on Sale of Real Estate
During the year ended December 31, 2023, we recognized gains on sale of real estate of $19.0 million from the disposition of two properties that were sold for an aggregate gross sales price of $28.3 million. During the year ended December 31, 2022, we recognized gains on sale of real estate of $8.5 million from the disposition of one property that was sold for a gross sales price of $16.5 million.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 13, 2023, for a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (unaudited and in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$249,591	$177,157	$136,246
Adjustments:
Depreciation and amortization	244,510	196,794	151,269
Gains on sale of real estate	(19,001)	(8,486)	(33,929)
Funds from operations (FFO)	$475,100	$365,465	$253,586
Adjustments:
Acquisition expenses	369	613	94
Impairment of right-of-use asset	188	—	992
Loss on extinguishment of debt	—	915	505
Amortization of loss on termination of interest rate swaps	236	253	2,169
Non-capitalizable demolition costs	881	663	—
Write-offs of below-market lease intangibles related to terminations(1)	(1,318)	(5,792)	—
Core FFO	$475,456	$362,117	$257,346
Less: preferred stock dividends	(9,258)	(9,258)	(12,563)
Less: Core FFO attributable to noncontrolling interests(2)	(19,525)	(16,838)	(13,504)
Less: Core FFO attributable to participating securities(3)	(1,844)	(1,282)	(943)
Company share of Core FFO	$444,829	$334,739	$230,336

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
NOI on a cash-basis (“Cash NOI”) is a non-GAAP measure, which we calculate by adding or subtracting the following items from NOI: (i) amortization of above/(below) market lease intangibles and amortization of other deferred rent resulting from sale leaseback transactions with below market leaseback payments and (ii) straight-line rental revenue adjustments. We use Cash NOI, together with NOI, as a supplemental performance measure. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP.
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2023	2022	2021
Rental income	$791,383	$630,578	$451,733
Less: Property expenses	184,479	150,503	107,721
Net Operating Income	$606,904	$480,075	$344,012
Above/(below) market lease revenue adjustments	(29,882)	(31,209)	(15,443)
Straight line rental revenue adjustment	(36,587)	(31,220)	(20,903)
Cash Net Operating Income	$540,435	$417,646	$307,666

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$249,591	$177,157	$136,246
General and administrative	75,027	64,264	48,990
Depreciation and amortization	244,510	196,794	151,269
Other expenses	1,820	1,561	1,297
Interest expense	61,400	48,496	40,139
Loss on extinguishment of debt	—	915	505
Management and leasing services	(682)	(616)	(468)
Interest income	(5,761)	(10)	(37)
Gains on sale of real estate	(19,001)	(8,486)	(33,929)
Net Operating Income	$606,904	$480,075	$344,012
Above/(below) market lease revenue adjustments	(29,882)	(31,209)	(15,443)
Straight line rental revenue adjustment	(36,587)	(31,220)	(20,903)
Cash Net Operating Income	$540,435	$417,646	$307,666
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$249,591	$177,157	$136,246
Interest expense	61,400	48,496	40,139
Depreciation and amortization	244,510	196,794	151,269
Gains on sale of real estate	(19,001)	(8,486)	(33,929)
EBITDAre	$536,500	$413,961	$293,725
Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2023, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”),

$400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”) and $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031 are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of December 31, 2023, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $2.2 billion, with $473.4 million due within 12 months (including the $400.0 unsecured term loan facility maturing on July, 19, 2024, which can be extended for two additional one-year terms at our option, and the $60.0 million secured term loan maturing on October 27, 2024, which can be extended for three one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $315.4 million, of which $69.9 million is due within 12 months.
•Commitments of $245.9 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $24.8 million, of which $2.3 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 15 of this Report on Form 10-K for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of December 31, 2023, our cash and cash equivalents were $33.4 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.
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
During the year ended December 31, 2023, we sold 449,227 shares of common stock directly through sales agents under the 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million, after deducting the sales agents’ fees.
During the year ended December 31, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our 2023 ATM Program with respect to 5,137,392 shares of common stock at a weighted average initial forward price of $56.70 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the year ended December 31, 2023, we physically settled a portion of the aforementioned 2023 forward equity sale agreements and the outstanding forward equity sale agreement from 2022 by issuing 2,763,708 shares of our common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
Subsequent to December 31, 2023, through the date of this filing, we physically settled a portion of the remaining forward equity sale agreements from 2023 by issuing 466,953 shares of common stock for net proceeds of $26.0 million, based on a weighted average forward price of $55.68 per share at settlement. As of February 9, 2024, the date of this Annual Report on Form 10-K, we had 2,543,615 shares of common stock, or approximately $137.8 million of forward net proceeds remaining for settlement to occur by the fourth quarter of 2024, based on a forward price of $54.16 per share.
As of February 9, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We intend to use the net proceeds from the offering of shares under the 2023 ATM Program, if any, to fund potential acquisition opportunities, repay amounts outstanding from time to time under our unsecured revolving credit facility or other debt financing obligations, to fund our repositioning or redevelopment activities and/or for general corporate purposes.
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
During the year ended December 31, 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 11,246,966 shares of common stock for net proceeds of $623.6 million, based on a weighted average forward price of $55.45 per share at settlement.
Subsequent to December 31, 2023, in January 2024, we settled the outstanding May 2023 Forward Sale Agreements by issuing 2,253,034 shares of common stock in exchange for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
Settlement of 2022 Forward Equity Offering — On November 10, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock at an initial forward price of $55.74 per share (the “2022 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. In December 2022 we partially settled the 2022 Forward Sale Agreements by issuing 3,554,704 shares of common stock, leaving a remaining 8,291,721 shares of common stock for settlement as of December 31, 2022.
During the year ended December 31, 2023, we settled the outstanding 2022 Forward Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
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
During the year ended December 31, 2023, we completed the disposition of two properties for an aggregate gross sales price of $28.3 million and net cash proceeds of $27.0 million. The net cash proceeds were used to partially fund the acquisition of two properties during the year ended December 31, 2023, through 1031 Exchange transactions.
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
Investment Grade Rating
Our credit ratings at December 31, 2023 were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at December 31, 2023 were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.

Credit Agreement
As of December 31, 2023, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, from year to year if we meet, or do not meet, certain annual sustainability performance targets, as applicable. In February 2023, after certifying that our sustainability performance target was met for 2022, the applicable margin decreased by 0.040% to 0.685% for the Revolver and 0.760% for the Term Facility and the credit facility fee decreased by 0.010% to 0.115%.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2023, we completed 17 acquisitions representing 19 properties with a combined 4.3 million rentable square feet of buildings on 250 acres of land for an aggregate purchase price of $1.35 billion. In conjunction with one of these acquisitions, we issued a $125.0 million loan to the seller securitized by an adjacent 150-acre industrial development site. In aggregate, these investments totaled $1.5 billion. Subsequent to December 31, 2023, through the filing date of this Form 10-K, we acquired one property with 0.2 million rentable square feet of buildings for a purchase price of $84.0 million, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Annual Report on Form 10-K, we have approximately $150.0 million of acquisitions under contract or accepted offer. There can be no assurance we will complete any such acquisitions. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our acquisitions through available cash on hand and proceeds from forward equity settlements, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” and “Note 5– Loan Receivable” to the consolidated financial statements for a summary of the investments we completed during the year ended December 31, 2023.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2023, we incurred $26.8 million of recurring capital expenditures, which was an increase of $18.1 million from the prior year, primarily due to higher roofing expenditures as part of a multi-year capital plan. During the year ended December 31, 2023, we incurred $222.7 million of non-recurring capital expenditures, which was an increase of $111.6 million over the prior year. The increase was primarily due to the increase in non-recurring capital expenditures related to repositioning and redevelopment activity during 2023 compared to 2022. As discussed above under “—Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” as of December 31, 2023, 31 of our properties were under current repositioning, redevelopment, or lease-up, and we have a pipeline of 16 additional properties for which we anticipate beginning construction work over the next six quarters. We currently estimate that approximately $452.0 million of capital will be required over the next three years (1Q-2024 through 4Q-2026) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, proceeds from forward equity settlements, the issuance of common stock under the 2023 ATM Program, cash flow from operations and borrowings available under the Revolver.
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

    On February 5, 2024, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.4175	March 28, 2024	April 15, 2024
OP Units	$0.4175	March 28, 2024	April 15, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2024	March 28, 2024
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2024	March 28, 2024
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2024	March 28, 2024
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2024	March 28, 2024
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 15, 2024	March 28, 2024
Indebtedness Outstanding
The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2023:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/26/2026	(3)	S+0.685%	(4)	6.165%	(5)	$—
$400M Term Loan	7/19/2024	(3)	S+0.760%	(4)	4.832%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$300M Term Loan	5/26/2027		S+0.760%	(4)	3.677%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031 (green bond)	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$2,125,000

Secured Debt:
7612-7642 Woodwind Drive	1/5/2024		n/a		5.240%		$3,613
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,290
$60M Term Loan(8)	10/27/2024	(8)	S+1.250%	(8)	5.060%		60,000
5160 Richton Street	11/15/2024		n/a		3.790%		4,029
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,539
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,984
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,596
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,852
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,741
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,881
Total Secured Debt							$118,025
Total Debt							$2,243,025
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2023 and includes the effect of interest rate swaps that were effective as of December 31, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.

(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $17.1 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2023.
(3)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions.
(4)The interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin ranging from 0.725% to 1.400% per annum for the Revolver and 0.80% to 1.60% per annum for the $400 Million Term Loan and the $300 Million Term Loan, depending on our investment grade ratings, leverage ratio, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of December 31, 2023, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%. The effective rate assumes daily SOFR of 5.380% as of December 31, 2023.
(6)Effective April 3, 2023, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(7)As of December 31, 2023, Term SOFR related to $300.0 million of our variable rate debt has been effectively fixed at 2.81725% through the use of interest rate swaps. For details, see “Note 8 – Interest Rate Derivatives” to our consolidated financial statements. Including the impact of these interest rate swaps, the hedged effective interest rate on the $300 Million Term Loan is 3.67725%.
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

The following table summarizes the composition of our outstanding debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2023:

	Weighted Average Term Remaining (in years)	Stated Interest Rate	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	4.6	3.61%	3.61%	$2,243,025	100%
Variable	—	—%	—%	$—	—%
Secured vs. Unsecured:
Secured	2.2		4.56%	$118,025	5%
Unsecured	4.7		3.56%	$2,125,000	95%
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2023. Excludes the effect of amortization of debt issuance costs, premiums/discounts and the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and debt premiums/discounts totaling $17.1 million which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2023.
(3)Fixed-rate debt includes our variable rate debts that have been effectively fixed through the use of interest rate swaps through maturity.
At December 31, 2023, we had total indebtedness of $2.2 billion, reflecting a net debt to total combined market capitalization of approximately 15.0%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
The $300 Million Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031 (together the “Registered Notes”) contain the following covenants (as defined in the indentures) that we must comply with:
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

Cash Flows
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Cash provided by operating activities	$427,548	$327,695	$99,853
Cash used in investing activities	$(1,676,446)	$(2,449,210)	$772,764
Cash provided by financing activities	$1,245,556	$2,114,303	$(868,747)

Net cash provided by operating activities. Net cash provided by operating activities increased by $99.9 million to $427.5 million for the year ended December 31, 2023, compared to $327.7 million for the year ended December 31, 2022. The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2022, and the increase in Cash NOI from our Same Property Portfolio, partially offset by changes in working capital and higher cash interest paid as compared to the prior year.
Net cash used in investing activities. Net cash used in investing activities decreased by $772.8 million to $1.7 billion for the year ended December 31, 2023, compared to $2.4 billion for the year ended December 31, 2022. The decrease was primarily attributable to a $1.0 billion decrease in cash paid for property acquisitions and an $11.7 million increase in net proceeds from the sale of real estate as compared to the prior year, partially offset by a $131.5 million increase in cash paid for construction and repositioning/redevelopment projects and a $122.7 million increase in cash used for the issuance of a $125.0 million loan receivable.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $868.7 million to $1.2 billion for the year ended December 31, 2023, compared to $2.1 billion for the year ended December 31, 2022. The decrease was primarily attributable to the following: (i) a decrease of $1.6 billion in cash proceeds from borrowings under the Revolver, (ii) a decrease of $533.5 million in net cash proceeds from the issuance of shares of our common stock, (iii) a decrease of $400.0 million in cash proceeds from borrowings under the Term Facility in July 2022, (iv) a decrease of $300.0 million in cash proceeds from borrowings under the Term Facility in May 2022, and (v) an increase of $91.7 million in cash dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding. These decreases were partially offset by the following: (i) an increase of $1.6 billion due to lower repayment of the borrowings under the Revolver, (ii) an increase of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes in March 2023 and (iii) an increase of $150.0 million due to repayment of the $150.0 million term loan facility in May 2022.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 13, 2023, for a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021.
Inflation
In the last several years, we do not believe that inflation has had a material impact on the Company. However, recently inflation has significantly increased, and a prolonged period of high and persistent inflation could cause an increase in our operating expenses, capital expenditures and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 8 – Interest Rate Derivatives” to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
As of December 31, 2023, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $2.24 billion. As of December 31, 2023, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of December 31, 2023, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. We calculate interest sensitivity by multiplying the amount of variable rate debt outstanding by the respective change in rate. The sensitivity analysis does not take into consideration the possibility of future changes in the balances or fair value of our floating rate debt or the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See “Report of Independent Registered Public Accounting Firm”.

Item 9B. Other Information.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated by reference.

Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fifth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	4/7/2023
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.3	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.4*	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.
4.5	Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee.	8-K	001-36008	4.1	11/16/2020
4.6	First Supplemental Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	11/16/2020
4.7	Second Supplemental Indenture, dated as of August 9, 2021, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	8/9/2021
4.8	Third Supplemental Indenture, dated as of March 30, 2023, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	3/30/2023
10.1	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	3/21/2022
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Second Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan	10-Q	001-36008	10.5	7/27/2021
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	5/20/2020
10.10†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.11†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.12†	Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	5/20/2020
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.14†	First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	5/20/2020
10.15†	Second Amendment to Employment Agreement, effective November 8, 2022, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	11/10/2022
10.16†	Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	7/9/2020
10.17†	First Amendment to Employment Agreement, effective November 8, 2022, between Laura E. Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	11/10/2022
10.18†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.19†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	10-K	001-36008	10.18	2/19/2021
10.20†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	10-K	001-36008	10.19	2/19/2021
10.21	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.22	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.23	Third Amendment, dated as of September 29, 2023, to Note Purchase and Guarantee Agreement dated July 16, 2015, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	10/23/2023
10.24	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.25	First Amendment dated September 29, 2023, to Note Purchase and Guarantee Agreement dated July 13, 2017, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.1	10/23/2023
10.26	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.27	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.28	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.29	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019
10.30	First Amendment, dated as of September 29,2023, to Note Purchase and Guarantee Agreement dated July 16, 2019, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.2	10/23/2023
10.31	Fourth Amended and Restated Credit Agreement, dated as of May 26, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	5/27/2022
10.32	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 19, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	7/20/2022
10.33	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 13, 2023, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	10-K	001-36008	10.30	2/13/2022
10.34	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate.	8-K	001-36008	1.1	2/17/2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.35	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	2/17/2023
10.36	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate.	8-K	001-36008	1.4	2/17/2023
10.37	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC.	8-K	001-36008	1.5	2/17/2023
10.38	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.6	2/17/2023
10.39	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and JMP Securities LLC.	8-K	001-36008	1.7	2/17/2023
10.40	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate.	8-K	001-36008	1.8	2/17/2023
10.41	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate.	8-K	001-36008	1.9	2/17/2023
10.42	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC.	8-K	001-36008	1.10	2/17/2023
10.43	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate.	8-K	001-36008	1.11	2/17/2023
10.44	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. and its affiliate.	8-K	001-36008	1.12	2/17/2023
10.45	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities, LLC and its affiliate.	8-K	001-36008	1.13	2/17/2023
10.46	Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Wells Fargo Securities, Inc. (or its affiliate).	8-K	001-36008	1.2	5/15/2023
10.47	Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Goldman Sachs & Co. LLC	8-K	001-36008	1.3	5/15/2023
10.48	Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and J.P. Morgan Securities LLC (or its affiliate).	8-K	001-36008	1.4	5/15/2023
10.49	Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Scotia Capital (USA) Inc. (or its affiliate).	8-K	001-36008	1.5	5/15/2023
10.50	Confirmation of Registered Forward Transaction, dated May 10, 2023, by and between Rexford Industrial Realty, Inc. and Truist Securities, Inc. (or its affiliate).	8-K	001-36008	1.6	5/15/2023
10.51	Form of Amendment No. 1 to Equity Distribution Agreement, dated October 23, 2023.	8-K	001-36008	1.1	10/23/2023
10.52	Form of Amendment No. 1 to Equity Distribution Agreement, dated October 23, 2023.	8-K	001-36008	1.2	10/23/2023
10.53	Equity Distribution Agreement, dated October 23, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BTIG, LLC, Nomura Global Financial Products, Inc. and its affiliate.	8-K	001-36008	1.3	10/23/2023
21.1*	List of Subsidiaries of the Company
22.1*	List of Issuers of Guaranteed Securities
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Rexford Industrial Realty, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

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

Rexford Industrial Realty, Inc.
February 9, 2024	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 9, 2024	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 9, 2024	/s/ Laura E. Clark
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2024
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2024
Howard Schwimmer

/s/ Laura E. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2024
Laura E. Clark

/s/ Richard Ziman	Chairman of the Board	February 9, 2024
Richard Ziman

/s/ Robert L. Antin	Director	February 9, 2024
Robert L. Antin

/s/ Diana J. Ingram	Director	February 9, 2024
Diana J. Ingram

/s/ Angela L. Kleiman	Director	February 9, 2024
Angela L. Kleiman

/s/ Debra L. Morris	Director	February 9, 2024
Debra L. Morris

/s/ Tyler H. Rose	Director	February 9, 2024
Tyler H. Rose

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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

Recognition of acquired real estate - Purchase price accounting

Description of the Matter
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company completed 17 acquisitions, representing 19 properties, for a total contractual purchase price of $1.3 billion during the year ended December 31, 2023. The transactions were accounted for as asset acquisitions, and the costs of the acquisitions were allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components include land, buildings and improvements, tenant improvements, intangible assets and liabilities related to above and below market leases, and intangible assets related to in-place leases. The fair value of tangible and intangible assets and liabilities is based on available comparable market information, and estimated cash flow projections that utilize rental rates, discount rates, and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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
February 9, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Rexford Industrial Realty, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexford Industrial Realty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedules listed in the Index at Item 15(a), and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 9, 2024

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Land	$6,815,622	$5,841,195
Buildings and improvements	3,933,379	3,370,494
Tenant improvements	167,251	147,632
Furniture, fixtures, and equipment	132	132
Construction in progress	240,010	110,934
Total real estate held for investment	11,156,394	9,470,387
Accumulated depreciation	(782,461)	(614,332)
Investments in real estate, net	10,373,933	8,856,055
Cash and cash equivalents	33,444	36,786
Loan receivable, net	122,784	—
Rents and other receivables, net	17,494	15,227
Deferred rent receivable, net	123,325	88,144
Deferred leasing costs, net	59,351	45,080
Deferred loan costs, net	3,426	4,829
Acquired lease intangible assets, net	153,670	169,986
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	9,896	11,422
Other assets	25,225	24,973
Acquisition related deposits	2,125	1,625
Total Assets	$10,929,829	$9,259,283
LIABILITIES & EQUITY
Liabilities
Notes payable	$2,225,914	$1,936,381
Accounts payable, accrued expenses and other liabilities	128,842	97,496
Dividends and distributions payable	83,733	62,033
Acquired lease intangible liabilities, net	147,561	147,384
Tenant security deposits	84,872	71,935
Tenant prepaid rents	115,002	20,712
Total Liabilities	2,785,924	2,335,941
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2023 and December 31, 2022 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at December 31, 2023 and December 31, 2022 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 212,346,450 and 189,114,129 shares outstanding at December 31, 2023 and December 31, 2022, respectively	2,123	1,891
Additional paid-in capital	7,940,781	6,646,867
Cumulative distributions in excess of earnings	(338,835)	(255,743)
Accumulated other comprehensive income	7,172	8,247
Total stockholders’ equity	7,766,917	6,556,938
Noncontrolling interests	376,988	366,404
Total Equity	8,143,905	6,923,342
Total Liabilities and Equity	$10,929,829	$9,259,283
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental income	$791,383	$630,578	$451,733
Management and leasing services	682	616	468
Interest income	5,761	10	37
TOTAL REVENUES	797,826	631,204	452,238
OPERATING EXPENSES
Property expenses	184,479	150,503	107,721
General and administrative	75,027	64,264	48,990
Depreciation and amortization	244,510	196,794	151,269
TOTAL OPERATING EXPENSES	504,016	411,561	307,980
OTHER EXPENSES
Other expenses	1,820	1,561	1,297
Interest expense	61,400	48,496	40,139
TOTAL EXPENSES	567,236	461,618	349,416
Loss on extinguishment of debt	—	(915)	(505)
Gains on sale of real estate	19,001	8,486	33,929
NET INCOME	249,591	177,157	136,246
Less: net income attributable to noncontrolling interests	(11,575)	(9,573)	(8,005)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	238,016	167,584	128,241
Less: preferred stock dividends	(9,258)	(9,258)	(12,563)
Less: original issuance costs of redeemed preferred stock	—	—	(3,349)
Less: earnings allocated to participating securities	(1,309)	(845)	(568)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$227,449	$157,481	$111,761
Net income attributable to common stockholders per share - basic	$1.12	$0.92	$0.80
Net income attributable to common stockholders per share - diluted	$1.12	$0.92	$0.80
Weighted average shares of common stock outstanding - basic	202,883,704	170,467,365	139,294,882
Weighted average shares of common stock outstanding - diluted	203,110,993	170,978,272	140,075,689

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$249,591	$177,157	$136,246
Other comprehensive (loss) income: cash flow hedge adjustments	(1,147)	18,846	8,333
Comprehensive income	248,444	196,003	144,579
Less: comprehensive income attributable to noncontrolling interests	(11,503)	(10,298)	(8,503)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$236,941	$185,705	$136,076

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$242,327	131,426,038	$1,313	$3,182,599	$(163,389)	$(17,709)	$3,245,141	$285,451	$3,530,592
Issuance of common stock	—	28,484,776	286	1,644,411	—	—	1,644,697	—	1,644,697
Offering costs	—	—	—	(18,606)	—	—	(18,606)	—	(18,606)
Redemption of 5.875% series A preferred stock	(86,651)	—	—	—	(3,349)	—	(90,000)	—	(90,000)
Share-based compensation	—	108,774	1	3,855	—	—	3,856	16,007	19,863
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(29,305)	—	(1,428)	—	—	(1,428)	—	(1,428)
Conversion of OP Units to common stock	—	521,199	5	17,461	—	—	17,466	(17,466)	—
Net income	12,563	—	—	—	115,678	—	128,241	8,005	136,246
Other comprehensive income	—	—	—	—	—	7,835	7,835	498	8,333
Preferred stock dividends ($0.917970 per series A preferred share, $1.468752 per series B preferred share and $1.406252 per series C preferred share)	(12,563)	—	—	—	—	—	(12,563)	—	(12,563)
Preferred unit distributions	—	—	—	—	—	—	—	(2,832)	(2,832)
Common stock dividends ($0.96 per share)	—	—	—	—	(140,060)	—	(140,060)	—	(140,060)
Common unit distributions	—	—	—	—	—	—	—	(6,547)	(6,547)
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	28,343,395	283	1,831,490	—	—	1,831,773	—	1,831,773
Offering costs	—	—	—	(22,542)	—	—	(22,542)	—	(22,542)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Share-based compensation	—	123,542	1	5,547	—	—	5,548	23,488	29,036
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,576)	—	(2,156)	—	—	(2,156)	—	(2,156)
Conversion of OP Units to common stock	—	167,286	2	6,236	—	—	6,238	(6,238)	—
Acquisition of private REIT - preferred units	—	—	—	—	—	—	—	122	122
Net income	9,258	—	—	—	158,326	—	167,584	9,573	177,157
Other comprehensive income	—	—	—	—	—	18,121	18,121	725	18,846
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(3,124)	(3,124)
Common stock dividends ($1.26 per share)	—	—	—	—	(222,949)	—	(222,949)	—	(222,949)
Common unit distributions	—	—	—	—	—	—	—	(9,425)	(9,425)
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Issuance of common stock	—	22,751,622	227	1,281,763	—	—	1,281,990	—	1,281,990
Offering costs	—	—	—	(6,258)	—	—	(6,258)	—	(6,258)
Share-based compensation	—	183,994	2	7,329	—	—	7,331	27,324	34,655
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(32,507)	—	(1,914)	—	—	(1,914)	—	(1,914)
Conversion of OP Units to common stock	—	329,212	3	12,994	—	—	12,997	(12,997)	—
Net income	9,258	—	—	—	228,758	—	238,016	11,575	249,591
Other comprehensive loss	—	—	—	—	—	(1,075)	(1,075)	(72)	(1,147)
Preferred stock dividends ( $1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(3,208)	(3,208)
Common stock dividends ($1.52 per share)	—	—	—	—	(311,850)	—	(311,850)	—	(311,850)
Common unit distributions	—	—	—	—	—	—	—	(12,038)	(12,038)
Balance at December 31, 2023	$155,676	212,346,450	$2,123	$7,940,781	$(338,835)	$7,172	$7,766,917	$376,988	$8,143,905

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$249,591	$177,157	$136,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,510	196,794	151,269
Amortization of net (below) above market lease intangibles and other deferred rent on certain below-market leases	(29,882)	(31,209)	(15,443)
Accretion of net loan origination fees and costs	(84)	—	—
Impairment of right-of-use asset	188	—	992
Loss on extinguishment of debt	—	915	505
Gains on sale of real estate	(19,001)	(8,486)	(33,929)
Amortization of debt issuance costs	3,856	2,689	1,919
Amortization of discount (premium) on notes payable, net	688	250	26
Equity based compensation expense	33,638	28,426	19,506
Straight-line rent	(36,587)	(31,220)	(20,903)
Payments for termination/settlement of interest rate derivatives	(161)	(589)	(4,045)
Amortization related to termination/settlement of interest rate derivatives	540	531	2,280
Change in working capital components:
Rents and other receivables	(2,227)	(2,858)	(745)
Deferred leasing costs	(25,807)	(17,762)	(17,473)
Other assets	(1,092)	(594)	(6,357)
Accounts payable, accrued expenses and other liabilities	4,658	9,304	11,895
Tenant security deposits	3,450	6,294	6,776
Tenant prepaid rents	1,270	(1,947)	(1,056)
Net cash provided by operating activities	427,548	327,695	231,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,312,085)	(2,328,430)	(1,858,413)
Issuance of loan receivable, net	(122,700)	—	—
Capital expenditures	(266,564)	(135,095)	(102,475)
Payment for deposits on real estate acquisitions	(2,125)	(1,000)	(8,445)
Proceeds from sale of real estate	27,028	15,315	56,566
Net cash used in investing activities	(1,676,446)	(2,449,210)	(1,912,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	—	(90,000)
Issuance of common stock, net	1,275,732	1,809,231	1,626,091
Proceeds from borrowings	646,925	2,714,000	1,264,557
Repayment of borrowings	(357,491)	(2,176,606)	(1,095,280)
Debt issuance costs	(3,042)	(7,300)	(4,555)
Dividends paid to preferred stockholders	(9,258)	(9,258)	(12,563)
Dividends paid to common stockholders	(290,728)	(201,902)	(129,793)
Distributions paid to common unitholders	(11,460)	(8,582)	(6,418)
Distributions paid to preferred unitholders	(3,208)	(3,124)	(2,832)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,914)	(2,156)	(1,428)
Net cash provided by financing activities	1,245,556	2,114,303	1,547,779
Increase (decrease) in cash, cash equivalents and restricted cash	(3,342)	(7,212)	(133,525)
Cash, cash equivalents and restricted cash, beginning of period	36,786	43,998	177,523
Cash, cash equivalents and restricted cash, end of period	$33,444	$36,786	$43,998
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $23,611, $12,236 and $4,550 for the years December 31, 2023, 2022 and 2021, respectively)	$54,617	$44,811	$32,979
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$6,363	$—
Issuance of operating partnership units in connection with acquisition of real estate	$—	$56,167	$—
Issuance of 3.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$12,000	$—
Acquisition of private REIT - preferred units	$—	$122	$—
Assumption of debt in connection with acquisition of real estate including loan premium	$—	$—	$16,152
Accrual for capital expenditures	$55,344	$29,074	$15,700
Accrual of dividends and distributions	$83,733	$62,033	$40,143

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of December 31, 2023, our consolidated portfolio consisted of 373 properties with approximately 45.9 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2023 and 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or “Codification”) including modifications issued under Accounting Standards Updates (“ASUs”). Any reference to the number of properties, buildings and square footage are unaudited and outside the scope of our independent auditor’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
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

Restricted cash balances are included with cash and cash equivalent balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$36,786	$43,987
Restricted cash	—	11
Cash, cash equivalents and restricted cash, beginning of period	$36,786	$43,998

Cash and cash equivalents	$33,444	$36,786
Restricted cash	—	—
Cash, cash equivalents and restricted cash, end of period	$33,444	$36,786
Investments in Real Estate
    Acquisitions
    We account for acquisitions of properties under ASU 2017-01, Business Combinations–Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally do not meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In determining the “as-if-vacant” value for the properties we acquired during the year ended December 31, 2023, we used discount rates ranging from 6.00% to 9.50% and exit capitalization rates ranging from 4.75% to 7.75%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2023, we used an estimated average lease-up period ranging from six months to eighteen months.
From time to time, we may engage in a sale-leaseback transaction whereby we execute a lease with the seller/tenant simultaneously with the acquisition of a property. Sale-leaseback transactions entered into at off-market terms are adjusted so that the transaction is recorded at fair value. If the purchase price is less than the fair value of the acquired property, or the present value of contractual leaseback payments is less than the present value of market rental payments, the difference is recognized as “Tenant prepaid rent” in the consolidated balance sheets and is recognized as rental income on a straight-line basis over the term of the lease.
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
We capitalized interest costs of $23.6 million, $12.2 million and $4.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. We capitalized real estate taxes and insurance aggregating $7.1 million, $5.2 million, and $2.2 million and during the years ended December 31, 2023, 2022 and 2021, respectively. We capitalized compensation costs for employees who provide construction services of $11.1 million, $8.7 million and $6.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
As of December 31, 2023 and 2022, we did not have any properties classified as held for sale.

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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the years ended December 31, 2023, 2022 or 2021, there were no impairment charges recorded to the carrying value of our real estate properties.
During the year ended December 31, 2021, in connection with the execution of a sublease for one of our office space leases, we recorded a $1.0 million impairment charge to reduce the carrying value of the related ROU asset. In February 2023, the sublease was early terminated resulting in further impairment charge of $0.2 million recorded in the year ended December 31, 2023. These impairment charges are presented in “Other expenses” in the consolidated statements of operations. See also “Note 7 – Leases” for details.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of and for the year ended December 31, 2023, 2022 and 2021, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
Leases as a Lessee
We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. ROU assets represent our right to use, or control the use of, a specified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is generally recognized on a straight-line basis over the term of the lease through the amortization of the ROU assets and lease liabilities. Additionally, for our operating leases, we do not separate non-lease components, such as common area maintenance, from associated lease components. See “Note 7 – Leases” for additional lessee disclosures required under lease accounting standards.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2023 and 2022, we have not established a liability for uncertain tax positions.
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

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value. From time to time, we also utilize cash flow hedges to lock U.S. Treasury rates in anticipation of future fixed-rate debt issuances (“treasury rate lock agreements”). The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in accumulated other comprehensive income/(loss) (“AOCI”). Upon the termination of a derivative for which cash flow hedging was being applied, the balance, which was recorded in AOCI, is amortized to interest expense over the remaining contractual term of the derivative as long as the hedged forecasted transactions continue to be probable of occurring. Upon the settlement of treasury rate lock agreements, amounts remaining in AOCI are amortized through earnings over the underlying term of the hedged transaction. Cash payments made to terminate or settle interest rate derivatives are presented in cash flows provided by operating activities in the accompanying consolidated statements of cash flows, given the nature of the underlying cash flows that the derivative was hedging. See “Note 8 – Interest Rate Derivatives” for details.
    Revenue Recognition
Our primary sources of income are rental income, management and leasing services, gains on sale of real estate and interest income.
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
Interest Income
Interest income on our loan receivable is recognized on an accrual basis over the life of the loan using the interest method. Loan origination fees, net of origination costs, are accreted or amortized over the term of the loan as an adjustment to interest income using the effective interest method. Generally, a loan is placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $3.6 million as a net reduction adjustment, $0.4 million as a net increase adjustment and $0.5 million as a net reduction adjustment to rental income in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively.
Loan Receivable
Our loan receivable is reflected at amortized cost in the consolidated balance sheets. The amortized cost of our loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
Accrued interest receivable related to our loan receivable is recorded at the net amount expected to be collected within “Rents and other receivables, net” in the consolidated balance sheets.
The current expected credit losses approach under ASC Topic 326: Financial Instruments-Credit Losses requires an estimate of the credit losses expected over the life of a loan. We assess the need for an allowance for credit losses related to our loan receivable and the related interest receivable by evaluating the following: (i) asset-specific risks, which include the nature of the collateral, current loan-to-value ratio and the potential future changes in the collateral’s fair value, (ii) other relevant available information, from internal and external sources, relating to current conditions that may affect the borrower’s ability to repay the loan upon maturity, such as the borrower’s current financial condition and credit rating, and (iii) historical losses (adjusted for current conditions and reasonable and supportable forecasts) for financial assets secured with similar collateral (all taken together, the “credit loss evaluation criteria”). See “Note 5 – Loan Receivable” for details.
Deferred Leasing Costs
We capitalize the incremental direct costs of originating a lease that would not have been incurred had the lease not been executed. As a result, deferred leasing costs will generally only include third-party broker commissions.
Debt Issuance Costs
Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a reduction from the carrying value of the debt liability. This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. For line of credit arrangements, we present debt issuance costs as an asset and amortize the cost over the term of the line of credit arrangement. See “Note 6 – Notes Payable” for details.

Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718: Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value of the equity instrument issued on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award. For share-based awards that vest based on a market condition, we recognize compensation cost on a straight-line basis over the requisite service period of each separately vesting tranche. For share-based awards that vest based on a performance condition, we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest. Forfeitures are recognized in the period in which they occur. See “Note 14 – Incentive Award Plan” for details.
Equity Offerings
Underwriting commissions and offering costs incurred in connection with common stock offerings and our at-the-market equity offering programs have been reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs related to our preferred stock issuances have been reflected as a direct reduction of the preferred stock balance.
Under relevant accounting guidance, sales of our common stock under forward equity sale agreements (as discussed in “Note 12 – Stockholders’ Equity”) are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.
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
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the potential effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested share-based awards under the treasury stock method. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation. See “Note 15 – Earnings Per Share” for details.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the Codification with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements and related disclosures.

3.    Investments in Real Estate
    Acquisition Summary
The following table summarizes the wholly-owned properties we acquired during the year ended December 31, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
16752 Armstrong Avenue	Orange County - Airport	1/6/2023	81,600	1	$40,000
10545 Production Avenue	San Bernardino - Inland Empire West	1/30/2023	1,101,840	1	365,000
3520 Challenger Street	Los Angeles - South Bay	2/28/2023	49,336	1	14,200
9000 Airport Boulevard(2)	Los Angeles - South Bay	3/28/2023	38,680	1	143,000
9223-33 & 9323 Balboa Avenue and 4285 Ponderosa Avenue(3)	San Diego - Central	3/30/2023	515,382	5	200,000
13925 Benson Avenue	San Bernardino - Inland Empire West	4/7/2023	38,143	1	27,500
19301 Santa Fe Avenue	Los Angeles - South Bay	4/14/2023	41,638	3	14,600
2395-2399 Bateman Avenue	Los Angeles - San Gabriel Valley	4/21/2023	134,952	3	41,203
27712 & 27756 Avenue Mentry	Los Angeles - San Fernando Valley	7/13/2023	220,752	2	38,010
5630 Cerritos Avenue	Orange County - West	7/14/2023	76,032	1	21,350
9400-9500 Santa Fe Springs Road	Los Angeles - Mid-Counties	7/20/2023	595,304	2	210,000
422 Rosecrans Avenue(4)	Los Angeles - South Bay	7/26/2023	9,350	1	2,850
14650 Hoover Street	Orange County - West	7/27/2023	59,679	1	22,300
2500 Thompson Street	Los Angeles - South Bay	8/18/2023	174,691	1	20,250
15801 West 1st Street(5)	Los Angeles - San Gabriel Valley	10/26/2023	993,142	1	120,000
600-708 Vermont Avenue	Orange County - North	12/15/2023	133,836	4	57,025
11234 Rush Street(4)	Los Angeles - San Gabriel Valley	12/28/2023	6,370	1	12,500
Total 2023 Property Acquisitions			4,270,727	30	$1,349,788
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Including $3.8 million of capitalized closing costs and acquisition related costs net of certain credits, the total aggregate initial investment was $1.354 billion. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents the acquisition of 18.4 acres of industrial zoned land.
(3)Represents the acquisition of three properties in one consolidated transaction.
(4)Represents acquisition of a current or near-term (within 24 months) redevelopment site.
(5)This property was acquired through a sale-leaseback transaction in which the seller and tenant are under common control. The transaction was entered into at off-market terms where the contractual purchase price was less than the fair value of the acquired property. The difference was recognized as “Tenant prepaid rent” in the consolidated balance sheets.
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
(3)The acquisition of the Long Beach Business Park was funded through a combination of cash on hand and the issuance of 164,998 3.00% Cumulative Redeemable Convertible Preferred Units of partnership interest in the Operating Partnership. See “Note 13 – Noncontrolling Interests – Preferred Units – Series 3 CPOP Units” for additional details.
(4)Represents acquisition of a current or near-term (within 24 months) redevelopment site.
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

The following table summarizes the fair value of amounts allocated to each major class of asset and liability for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	2023	2022
Assets:
Land	$978,844	$1,698,173
Buildings and improvements	435,288	687,358
Tenant improvements	5,685	9,987
Acquired lease intangible assets(1)	29,528	82,539
Right of use asset - ground lease(2)	—	4,787
Other acquired assets(3)	925	558
Total assets acquired	$1,450,270	$2,483,402
Liabilities:
Acquired lease intangible liabilities(4)	$32,984	$54,085
Lease liability - ground lease(2)	—	4,787
Other deferred rent (off-market terms)(5)	62,813	4,339
Other assumed liabilities(3)(6)	40,763	15,652
Total liabilities assumed	$136,560	$78,863
Net assets acquired	$1,313,710	$2,404,539

(1)For the 2023 acquisitions, acquired lease intangible assets are comprised of $29.4 million of in-place lease intangibles with a weighted average amortization period of 11.9 years and $0.1 million of above-market lease intangibles with a weighted average amortization period of 5.2 years. For the 2022 acquisitions, acquired lease intangible assets are comprised of $63.7 million of in-place lease intangibles with a weighted average amortization period of 5.8 years, $5.9 million of above-market lease intangibles with a weighted average amortization period of 6.9 years and a $13.0 million below-market ground lease intangible with an amortization period of 78.9 years.
(2)The ROU asset and lease liability relate to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.
(3)Includes other working capital assets acquired and liabilities assumed at the time of acquisition, including prorations.
(4)Represents below-market lease intangibles with a weighted average amortization period of 20.8 years and 8.9 years, for the 2023 and 2022 acquisitions, respectively.
(5)In connection with the acquisition of 15801 West 1st Street in 2023 and four acquisition transactions in 2022, we simultaneously entered into leaseback agreements with each seller/tenant in which the sale-leaseback transaction had off-market terms (sale price or leaseback payments were less than fair value). Amounts are recorded in the line item “Tenant prepaid rent” in the consolidated balance sheets and are recognized into rental income on a straight-line basis over the term of each respective lease, which is 17.4 years for the 2023 leaseback at 15801 West 1st Street and a weighted average lease term of one year for the 2022 leasebacks.
(6)In addition to other liabilities assumed at the time of acquisition, the amount for 2023 includes one-year of prepaid rent totaling $23.9 million paid by a seller/tenant at the time of closing not related to off-market transaction terms.

    Dispositions
The following table summarizes information related to the properties that we sold during the years ended December 31, 2023, 2022, and 2021 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2023 Dispositions:
8101-8117 Orion Ave.	Los Angeles - San Fernando Valley	3/28/2023	48,394	$17,000	$12,133
3720-3750 W. Warner Avenue	Orange County Airport	12/05/2023	38,643	11,275	6,868
			87,037	28,275	19,001
2022 Dispositions:
28159 Avenue Stanford	Los Angeles - San Fernando Valley	1/13/2022	79,247	$16,500	$8,486

2021 Dispositions:
14723-14825.25 Oxnard Street	Los Angeles - San Fernando Valley	2/12/2021	77,790	$19,250	$9,906
6760 Central Avenue, Unit B	San Bernardino - Inland Empire East	3/15/2021	9,943	1,530	954
11529-11547 Tuxford Street	Los Angeles - San Fernando Valley	5/20/2021	29,730	8,176	2,750
5803 Newton Drive	San Diego - North	9/15/2021	71,602	18,600	13,702
2670-2674 East Walnut Street and 89-91 San Gabriel Boulevard	Los Angeles - San Fernando Valley	11/01/2021	31,619	11,700	6,617
Total			220,684	$59,256	$33,929
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

4.    Acquired Lease Intangibles
The following table summarizes our acquisition-related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition-related intangible liabilities, including below-market tenant leases (in thousands):

	December 31,
	2023	2022
Acquired Lease Intangible Assets:
In-place lease intangibles	$338,001	$315,842
Accumulated amortization	(207,804)	(172,883)
In-place lease intangibles, net	$130,197	$142,959

Above-market tenant leases	$25,598	$26,851
Accumulated amortization	(14,808)	(12,671)
Above-market tenant leases, net	$10,790	$14,180

Below-market ground lease(1)	$12,978	$12,977
Accumulated amortization(1)	(295)	(130)
Below-market ground lease, net	$12,683	$12,847
Acquired lease intangible assets, net	$153,670	$169,986

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(249,853)	$(220,646)
Accumulated accretion	102,292	73,262
Below-market tenant leases, net	$(147,561)	$(147,384)
Acquired lease intangible liabilities, net	$(147,561)	$(147,384)
(1)The below-market lease intangible relates to a ground lease that we assumed in March 2022 in connection with the acquisition of 2970 East 50th Street.

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2023	2022	2021
In-place lease intangibles(1)	$42,168	$42,202	$30,136
Net below market tenant leases(2)	$(29,295)	$(31,339)	$(15,443)
Below-market ground leases(3)	$164	$130	$—
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

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2023, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Below Market Ground Lease(3)
2024	$29,246	$(23,867)	$164
2025	22,983	(18,072)	164
2026	18,089	(14,416)	164
2027	13,427	(9,558)	164
2028	11,300	(8,406)	164
Thereafter	35,152	(62,452)	11,863
Total	$130,197	$(136,771)	$12,683
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
5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). At issuance, the loan receivable has a loan to value ratio of less than 60% based on the estimated fair value of the loan collateral. The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future.
As of December 31, 2023, the carrying value of the loan receivable was $122.8 million, which reflects $2.2 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of December 31, 2023.

6.    Notes Payable

The following table summarizes the components and significant terms of our indebtedness as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.685%	(2)	6.165%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.760%	(2)	4.832%	(5)	7/19/2024	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.677%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	—	n/a		5.000%		6/15/2028
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031 (green bond)	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$2,125,000	$1,825,000

Secured Debt:
2601-2641 Manhattan Beach Boulevard	$—	$3,832	n/a		4.080%		4/5/2023
960-970 Knox Street	—	2,307	n/a		5.000%		11/1/2023
7612-7642 Woodwind Drive(7)	3,613	3,712	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,290	2,462	n/a		4.190%		5/1/2024
$60M Term Loan(8)	60,000	60,000	S+1.250%		5.060%	(8)	10/27/2024
5160 Richton Street(7)	4,029	4,153	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,539	2,612	n/a		4.330%		11/15/2024
701-751 Kingshill Place(9)	6,984	7,100	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	14,596	14,965	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,852	3,928	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,741	1,935	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	2,881	3,009	n/a		4.140%		8/1/2039
Total Secured Debt	$118,025	$125,515
Total Unsecured and Secured Debt	$2,243,025	$1,950,515
Less: Unamortized premium/discount and debt issuance costs(11)	(17,111)	(14,134)
Total	$2,225,914	$1,936,381
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2023 and includes the effect of interest rate swaps that were effective as of December 31, 2023. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of December 31, 2023, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the

$300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of December 31, 2023, the applicable facility fee is 0.125% per annum, less a sustainability-related interest rate adjustment of 0.01%.
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
(6)Effective July 27, 2022, Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
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
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of December 31, 2023, and does not consider extension options available to us as noted in the table above (in thousands):

2024	$473,403
2025	100,973
2026	7,587
2027	444,078
2028	314,218
Thereafter	902,766
Total	$2,243,025
Recent Activity
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
New $60 Million Term Loan
On October 27, 2022, we entered into a credit agreement for a $60.0 million term loan facility (the “$60 Million Term Loan”) that permits aggregate borrowings of up to $60.0 million, the total of which we borrowed the same day at closing. The $60 Million Term Loan is secured by six properties, matures on October 27, 2024, and has three one-year extension options available. Interest on the $60 Million Term Loan is generally to be paid based upon, at our option, either (i) Term SOFR increased by a 0.10% SOFR adjustment plus a margin of 1.25% per annum, or (ii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, and (c) the sum of adjusted Term SOFR plus 1.00%) plus a margin of 0.25% per annum.
On October 27, 2022, we used the proceeds from the $60 Million Term Loan to repay our previous amortizing $60.0 million term loan in full, which had a balance of $57.5 million at the time of repayment. We did not incur any prepayment penalties for repaying in advance of the maturity date of August 1, 2023. In connection with the repayment of the amortizing term loan, we wrote off $38 thousand of unamortized debt issuance costs during the year ended December 31, 2022. This write-off is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
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
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%)) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade ratings.
In addition, the Credit Agreement also features a sustainability-linked pricing component whereby the applicable margin and applicable credit facility fee can decrease by 0.04% and 0.01%, respectively, or increase by 0.04% and 0.01%, respectively, from year to year if we meet, or do not meet, certain annual sustainability performance targets, as applicable. In February 2023, after certifying that our sustainability performance target was met for 2022, the applicable margin decreased by 0.040% to 0.685% and 0.760% for the Revolver and Term Facility, respectively, and the credit facility fee decreased by 0.010% to 0.115%.
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
In connection with the amendment of our credit agreement, we wrote off $0.2 million of unamortized debt issuance costs attributable to one of the creditors departing the unsecured revolving credit facility during the year ended December 31, 2022. This write-off is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
On December 31, 2023, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
Repayment of $150 Million Term Loan Facility
On May 26, 2022, we used a portion of the borrowing proceeds from the $300 Million Term Loan to repay our $150.0 million unsecured term loan facility (the “$150 Million Term Loan”) in full. We did not incur any prepayment penalties for repaying in advance of the maturity date of May 22, 2025. In connection with the repayment of the $150 Million Term Loan, we wrote off $0.7 million of unamortized debt issuance costs during the year ended December 31, 2022. This write-off is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
Debt Covenants
    The Credit Agreement, $60 Million Term Loan, $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
The $300 Million Notes, $400.0 million of 2.125% Senior Notes due 2030 and $400 million of 2.150% Senior Notes due 2031 (together the “Registered Notes”) contain the following covenants (as defined in the indentures) that we must comply with:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•Maintaining a ratio of secured debt to total asset value of not more than 40%;
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness, and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings

Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of December 31, 2023, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
We were in compliance with all of our quarterly and annual debt covenants as of December 31, 2023.
7.    Leases
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
    For the year ended December 31, 2023, we recognized $762.1 million of rental income related to operating lease payments of which $626.7 million was for fixed lease payments and $135.3 million was for variable lease payments. For the year ended December 31, 2022, we recognized $599.2 million of rental income related to operating lease payments of which $491.1 million was for fixed lease payments and $108.2 million was for variable lease payments. For the year ended December 31, 2021, we recognized $436.3 million of rental income related to operating lease payments of which $360.2 million was for fixed lease payments and $76.1 million was for variable lease payments.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2023 (in thousands):

For the year ending December 31,
2024	$623,397
2025	547,078
2026	450,431
2027	353,743
2028	281,041
Thereafter	954,156
Total	$3,209,846
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
    We lease office space as part of conducting our day-to-day business. As of December 31, 2023, our office space leases have current remaining lease terms ranging from approximately one year to four years with options to renew for an additional term of five years each. As of December 31, 2023, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 37 years and four additional ten-year options to renew.
In November 2021, we executed a sublease agreement for one of our leased office spaces as a result of the implementation of a work from home flexibility program in 2021. The term of the sublease was for a period of three years and 9 months (expiring in September 2025). Upon executing the sublease agreement, we reviewed the ROU asset and other assets associated with the original office space lease for recoverability and determined that the total carrying amount of these assets exceeded the undiscounted cash flows generated by the sublease income over the lease term. Accordingly, the carrying value of these assets were written down to fair value and we recorded a $1.0 million impairment charge in the year ended December 31, 2021. In February 2023, the sublease was early terminated resulting in further impairment charge of $0.2 million recorded in the year ended December 31, 2023. These impairment charges are included in “Other expenses” in the accompanying consolidated statements of operations, with a corresponding adjustment to “Other assets” in the consolidated balance sheets.
As of December 31, 2023, total ROU assets and lease liabilities were approximately $7.0 million and $8.9 million, respectively. As of December 31, 2022, total ROU assets and lease liabilities were approximately $8.5 million and $10.9 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Year Ended December 31,
Lease Cost(1) (in thousands)	2023	2022	2021
Operating lease cost	$1,766	$1,845	$1,598
Variable lease cost	142	113	63
Sublease income	—	(268)	—
Total lease cost	$1,908	$1,690	$1,661
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Year Ended December 31,
Other Information (in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,308	$2,016	$1,471
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$6,363	$—

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term(1)	43.4 years	36.5 years
Weighted-average discount rate(2)	3.84%	3.77%
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
    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of December 31, 2023 (in thousands):

2024	$2,297
2025	1,122
2026	681
2027	696
2028	164
Thereafter	19,887
Total undiscounted lease payments	$24,847
Less imputed interest	(15,927)
Total lease liabilities	$8,920

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps as of December 31, 2023 and 2022 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$3,894	$5,720
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$3,886	$5,702
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$—	$951	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$—	$503	$—
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$—	$522	$—
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$—	$140	$—
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)The fair value of derivative assets is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.
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
On May 26, 2022, in conjunction with the repayment of the $150 Million Term Loan, we paid $0.6 million to terminate the interest rate swap that was used to hedge the monthly cash flows associated with $150.0 million of LIBOR-based variable-rate debt, and which had an unrealized loss balance of $0.6 million in AOCI at the time of termination. We are amortizing the loss on this transaction from AOCI into interest expense on a straight-line basis over the period beginning from the termination date of the interest rate swap (May 26, 2022) through the original maturity date of the interest rate swap (November 22, 2024).

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

	Year Ended December 31,
	2023	2022	2021
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives	$9,307	$17,227	$263
Amount of gain (loss) reclassified from AOCI into earnings as “Interest expense” (1)	$10,454	$(1,619)	$(8,070)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$61,400	$48,496	$40,139
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to (i) the treasury rate lock agreements that were settled in August 2021 and March 2023, (ii) the interest rate swaps that were terminated in November 2020 and August 2021 and for which amounts have been fully reclassified into interest expense as of the original maturity date of each interest rate swap, which was in August 2021 and January 2022, respectively, and (iii) the interest rate swap that was terminated in May 2022, as discussed above.
As of December 31, 2023, we estimate that approximately $8.3 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
9.    Fair Value Measurements
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
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2023 and 2022, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Interest Rate Swap Asset	$9,896	$—	$9,896	$—
December 31, 2022
Interest Rate Swap Asset	$11,422	$—	$11,422	$—
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
The fair value of our loan receivable was estimated by calculating the present value of principal and interest payments, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality, and based on certain assumptions regarding the collection of principal and interest.
The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of December 31, 2023 and 2022 (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
December 31, 2023	$129,908	$—	$—	$129,908	$122,784

Notes Payable at:
December 31, 2023	$2,077,169	$—	$—	$2,077,169	$2,225,914
December 31, 2022	$1,740,745	$—	$—	$1,740,745	$1,936,381

10.    Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.7 million, $0.6 million and $0.5 million during the years ended December 31, 2023, 2022 and 2021, respectively, in management and leasing services revenue.
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
As of December 31, 2023, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Tenant and Construction Related Commitments
As of December 31, 2023, we had commitments of approximately $245.9 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. Although we have deposits at institutions in excess of federally insured limits as of December 31, 2023, we do not believe we are exposed to significant credit risk due to the financial position of the institutions in which those deposits are held.
Concentration of Properties in Southern California
As of December 31, 2023, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
Tenant Concentration
During the year ended December 31, 2023, no single tenant accounted for more than 5% of our total consolidated rental income.

12.    Stockholders’ Equity
    Preferred Stock
    As of December 31, 2023 and 2022, we had the following series of Cumulative Redeemable Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			December 31, 2023		December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
Common Stock
ATM Programs
On February 17, 2023, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “2023 ATM Program”). The 2023 ATM Program replaces our previous $1.0 billion ATM program, which was established on May 27, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $834.6 million through February 17, 2023. In addition, we previously established a $750.0 million ATM program on January 13, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $697.5 million through May 27, 2022, and a $750.0 million ATM program on November 9, 2020, under which we had sold shares of our common stock having an aggregate gross sales price of $743.9 million through January 13, 2022.
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

During the year ended December 31, 2023, we sold 449,227 shares of common stock directly through sales agents under the 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million, after deducting the sales agents’ fees. During the year ended December 31, 2022, we did not sell any shares of common stock directly through sales agents under our ATM programs. During the year ended December 31, 2021, we sold 3,201,560 shares of common stock directly through sales agents under our ATM programs at a weighted average price of $52.27 per share, for gross proceeds of $167.3 million, and net proceeds of $165.2 million, after deducting the sales agents’ fees.
During the years ended December 31, 2023, 2022 and 2021, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our ATM programs with respect to 5,137,392 shares, 23,519,219 shares and 8,589,572 shares of our common stock at a weighted average initial forward price of $56.70, $64.29 and $62.87 per share, respectively. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the year ended December 31, 2023, we physically settled a portion of the 2023 forward equity sale agreements and the outstanding forward equity sale agreement from 2022 by issuing 2,763,708 shares of common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement. During the year ended December 31, 2022, we physically settled a portion of the 2022 forward equity sale agreements and the outstanding forward equity sale agreement from 2021 by issuing 24,788,691 shares of common stock for net proceeds of $1.6 billion, based on a weighted average forward price of $65.02 per share at settlement. During the year ended December 31, 2021, we physically settled a portion of the 2021 forward equity sale agreements by issuing 6,683,216 shares of common stock for net proceeds of $405.3 million, based on a weighted average forward price of $60.65 per share at settlement.
As of December 31, 2023, we had 3,010,568 shares of common stock, or approximately $163.0 million of forward net proceeds related to the 2023 ATM program remaining for settlement to occur by the fourth quarter of 2024, based on a weighted average forward price of $54.13 per share.
As of December 31, 2023, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
During the year ended December 31, 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 11,246,966 shares of common stock for net proceeds of $623.6 million, based on a weighted average forward price of $55.45 per share at settlement. As of December 31, 2023, we had 2,253,034 shares of our common stock, or approximately $125.4 million of forward net proceeds remaining for settlement, based on a forward price of $55.67. See “Note 16 – Subsequent Events” for details related to the settlement of the remaining shares under the May 2023 Forward Sales Agreements subsequent to December 31, 2023.
2022 Forward Equity Offering
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
During the year ended December 31, 2023, we settled the remaining shares under the 2022 Forward Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.

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
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2023 and 2022, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2023	2022
Accumulated other comprehensive income (loss) - beginning balance	$8,247	$(9,874)
Other comprehensive income before reclassifications	9,307	17,227
Amounts reclassified from accumulated other comprehensive (income) loss to interest expense(1)	(10,454)	1,619
Net current period other comprehensive (loss) income	(1,147)	18,846
Less: other comprehensive loss (income) attributable to noncontrolling interests	72	(725)
Other comprehensive (loss) income attributable to common stockholders	(1,075)	18,121
Accumulated other comprehensive income - ending balance	$7,172	$8,247
(1)Amounts include $0.2 million and $0.3 million reclassifications from AOCI into interest expense for the years ended December 31, 2023 and 2022, respectively, related to terminated swaps. See “Note 8 – Interest Rate Derivatives” for additional information.
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

The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2023, 2022 and 2021:

	Common Stock
	Year Ended December 31,
	2023		2022		2021
Ordinary Income	$1.325610	100.00%	$1.203386	100.00%	$1.049243	100.00%
Total	$1.325610	100.00%	$1.203386	100.00%	$1.049243	100.00%

	Series A Preferred Stock
	Year Ended December 31,
	2023		2022		2021
Ordinary Income	$—	—%	$—	—%	$0.917970	100.00%
Total	$—	—%	$—	—%	$0.917970	100.00%

	Series B Preferred Stock
	Year Ended December 31,
	2023		2022		2021
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series C Preferred Stock
	Year Ended December 31,
	2023		2022		2021
Ordinary Income	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%
Total	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%
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
    Operating Partnership Units
As of December 31, 2023, noncontrolling interests included 5,552,307 OP Units, 919,086 fully-vested LTIP units and 1,160,454 fully-vested performance units which represented approximately 3.5% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 14 – Incentive Award Plan” for a description of LTIP units and Performance Units.
Activity
On May 25, 2022, we acquired the property located at 14200-14220 Arminta Street for a purchase price of $80.7 million. As partial consideration for the property, we issued the seller 954,000 OP Units valued at $56.2 million.
During the years ended December 31, 2023, 2022 and 2021, we redeemed 329,212, 167,286 and 521,199 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $13.0 million, $6.2 million, and $17.5 million, respectively, from noncontrolling interests to total stockholders’ equity.

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
Series 2 CPOP Units
As of December 31, 2023, we have 906,374 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 2 CPOP Units”) outstanding.
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
    Series 1 CPOP Units
As of December 31, 2023, we also have 593,960 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) outstanding.
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
Private REIT Preferred Units
On July 18, 2022, we acquired the Merge-West properties through the purchase of a private REIT. The private REIT has 122 units of 12% cumulative redeemable non-voting preferred units (the “private REIT units”) outstanding that are held by unaffiliated third parties. The private REIT units have a redemption price equal to $1,000 per unit upon redemption, or an aggregate price of $122,000, plus any distributions thereon that have accrued but have not been paid at the time of such redemption (the “liquidation preference”), plus a redemption premium of $100 per unit if redeemed on or before December 31, 2024. The private REIT units have been classified as noncontrolling interests in our consolidated balance sheets and have a balance equal to the liquidation preference.
14.    Incentive Award Plan
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
    As of December 31, 2023, a total of 797,852 shares of common stock, LTIP units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
The compensation committee grants awards to the Company’s named executive officers (the “NEOs”) on an annual basis in the form of LTIP units and Performance Units, typically towards the end of each year. In 2023, 2022 and 2021, the compensation committee granted the NEOs a combined 171,341, 167,221, and 93,030 LTIP units that are subject to time-based vesting conditions (each an annual “LTIP Award”) and a combined 701,025, 673,188, and 366,004 Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (each an annual “Performance Award”).

    2023, 2022 and 2021 LTIP Unit Awards
Each of the 2023, 2022 and 2021 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Compensation expense is recognized using the accelerated expense attribution method, with each vesting tranche valued as a separate award. The total grant date fair value of each annual LTIP award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events. The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP award:

	2023 LTIP Award	2022 LTIP Award	2021 LTIP Award
Valuation date	December 21, 2023	November 8, 2022	December 23, 2021
Closing share price of common stock	$55.59	$53.94	$77.5
Discount for post-vesting restrictions and book-up events	6.9%	7.4%	7.8%
Grant date fair value (in thousands)	$8,867	$8,353	$6,648
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	236,646	$41.49
Granted	148,533	$62.45
Vested	(145,470)	$40.65
Balance at December 31, 2021	239,709	$54.99
Granted	215,058	$54.14
Vested	(141,716)	$54.04
Balance at December 31, 2022	313,051	$54.84
Granted	236,046	$53.26
Vested	(180,192)	$54.10
Balance at December 31, 2023	368,905	$54.19
2023, 2022 and 2021 Performance Unit Awards
Each of the 2023, 2022 and 2021 Performance Awards are comprised of a number of units designated as base units and a number of units designated as distribution equivalents, which are further described below:
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
The following table summarizes the total number of base units and distribution equivalent units awarded to the executives for each of the Performance Awards:

	Absolute TSR Base Units(1)	Relative TSR Base Units(1)	FFO Per-Share Base Units(1)	Distribution Equivalent Units	Total Performance Units
2023 Performance Award	209,480	209,480	209,480	72,585	701,025
2022 Performance Award	204,394	204,394	204,394	60,006	673,188
2021 Performance Award	113,871	113,871	113,871	24,391	366,004
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
The following table summarizes the performance levels and vesting percentages for the Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units, and the three-year performance period for each of the Performance Unit awards:

		Absolute TSR Base Units		Relative TSR Base Units		FFO Per-Share Base Units
	Performance Level	Company TSR Percentage	Absolute TSR Vesting Percentage	Peer Group Relative Performance	Relative TSR Vesting Percentage	FFO per Share Growth	FFO Vesting Percentage	Three-Year Performance Period
2023 Award		<18%	—%	< 35th Percentile	—%	< 8%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	8%	16.7%
	“Target Level”	24%	33.3%	55th Percentile	33.3%	12%	33.3%	See Note (1)
	“High Level”	30%	66.7%	75th Percentile	66.7%	16%	66.7%
	“Maximum Level”	≥40%	100%	≥ 90th Percentile	100%	≥22%	100%

2022 Award		< 18%	—%	< 35th Percentile	—%	< 10%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	10%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	14%	33.4%	See Note (2)
	“High Level”	30%	66.7%	75th Percentile	66.7%	18%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥ 24%	100%

2021 Award		< 18%	—%	< 35th Percentile	—%	< 10%	—%
	“Threshold Level”	18%	16.7%	35th Percentile	16.7%	10%	16.7%
	“Target Level”	24%	33.4%	55th Percentile	33.4%	14%	33.4%	See Note (3)
	“High Level”	30%	66.7%	75th Percentile	66.7%	18%	66.7%
	“Maximum Level”	≥ 40%	100%	≥ 90th Percentile	100%	≥ 24%	100%
(1)The performance period for the 2023 Market Performance Award is December 21, 2023 through December 20, 2026, and the performance period for the 2023 FFO Per-Share Award is January 1, 2024 through December 31, 2026.
(2)The performance period for the 2022 Market Performance Award is November 8, 2022 through November 7, 2025, and the performance period for the 2022 FFO Per-Share Award is January 1, 2023 through December 31, 2025.
(3)The performance period for the 2021 Market Performance Award is December 23, 2021 through December 22, 2024, and the performance period for the 2021 FFO Per-Share Award is January 1, 2022 through December 31, 2024.
If the Company’s TSR percentage, peer group relative performance or FFO per share growth falls between the levels specified in the tables above, the percentage of Absolute TSR Base Units, Relative TSR Base Units and FFO Per-Share Base Units that vest will be determined using straight-line interpolation between such levels.

    Fair Value of Awards with Market-Based Vesting Conditions
The grant date fair value of each of the 2023, 2022 and 2021 Market Performance Awards is based on the sum of the following: (1) the present value of the expected payoff to the vested absolute and relative base units, (2) the present value of the 10% portion of the distribution expected to be paid during the three-year performance period, and (3) the present value of the distribution equivalent units expected to be awarded at the end of the three-year performance period. The grant date fair value of each of these awards was measured using a Monte Carlo simulation pricing model, which uses 100,000 trial simulations, to estimate the probability that the market conditions, TSR on both an absolute and relative basis, will be achieved over the three-year performance period.
The following table summarizes the assumptions we used in the Monte Carlo simulations and the grant date fair value of the awards with market-based vesting conditions.

	2023 Market Performance Award	2022 Market Performance Award	2021 Market Performance Award
Valuation date	December 21, 2023	November 8, 2022	December 23, 2021
Expected share price volatility for the Company	27.0%	34.0%	31.0%
Expected share price volatility for peer group companies - low end of range(1)	16.0%	18.0%	17.0%
Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
Expected dividend yield	2.20%	1.90%	1.70%
Risk-free interest rate	4.13%	4.57%	0.98%
Grant date fair value (in thousands)	$12,657	$11,869	$8,962
(1)For the 2023 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 29.0% and 34.0%, respectively. For the 2022 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 47.0% and 50.6%, respectively. For the 2021 Market Performance Award, the median and average expected share price volatilities for the peer group companies are 45.0% and 47.9%, respectively.
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
Fair Value of Awards with Performance-Based Vesting Conditions
The grant date fair value of the 2023 FFO Per-Share Award is $3.9 million, which is based on the Company’s closing stock price on the grant date ($55.59 on December 21, 2023) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2022 FFO Per-Share Award is $3.7 million, which is based on the Company’s closing stock price on the grant date ($53.94 on November 8, 2022) and the achievement of FFO per-share performance at the target level. The grant date fair value of the 2021 FFO Per-Share Award is $2.9 million, which is based on the Company’s closing stock price preceding the grant date ($77.50 on December 23, 2021) and the achievement of FFO per-share performance at the target level.
Compensation cost for the 2023, 2022 and 2021 FFO Per-Share Awards will reflect the number of units that are expected to vest based on the probable outcome of the performance condition and will be adjusted to reflect those units that ultimately vest at the end of the three-year performance period.
2020, 2019 and 2018 Performance Award Vestings
On December 31, 2023, the three-year performance period for the 2020 performance award ended and it was determined that the Company’s absolute TSR performance was achieved below the threshold level, relative TSR performance was achieved above the target level and FFO per share growth was achieved at the maximum level. Based on these results, the compensation committee certified that 219,607 Performance Units were earned and vested.
On December 31, 2022, the three-year performance period for the 2019 performance award ended and it was determined that the Company’s absolute TSR performance was achieved above the target level and both relative TSR performance and FFO per share growth were achieved at the maximum level. Based on these results, the compensation committee certified that 231,453 Performance Units were earned and vested.
On December 31, 2021, the three-year performance period for the 2018 performance award ended and it was determined that both the Company’s absolute TSR performance and relative TSR performance were achieved at the maximum level. Based on these results, the compensation committee certified that 170,413 vested Performance Units were earned and vested.
    Restricted Common Stock
The compensation committee has periodically awarded grants of restricted common stock to various employees of the Company, typically other than NEOs, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the date of grant, subject to the employee’s continued service. Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends. During the years ended December 31, 2023, 2022 and 2021, we granted 188,468, 120,662 and 120,734 shares, respectively, of restricted common stock to non-executive employees. The grant date fair value of these awards was $11.2 million, $8.3 million and $5.6 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $47.10 and $64.39 per share, $52.97 to $76.55 per share and $48.14 to $62.19 per share, for the years ended December 31, 2023, 2022 and 2021, respectively.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service. These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the years ended December 31, 2023, 2022 and 2021, each of our non-employee directors were granted 2,843, 2,387 and 1,873 shares of restricted common stock with a grant date fair value of $149,997, $139,998 and $109,964 based on the $52.76, $58.65 and 58.71 closing share price, respectively, of the Company’s common stock on the date of grant.
The following table sets forth our unvested restricted stock activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2020	232,899	$38.43
Granted	132,537	$50.62
Forfeited	(23,763)	$42.69
Vested(1)(2)	(92,494)	$35.45
Balance at December 31, 2021	249,179	$45.62
Granted	134,984	$67.98
Forfeited	(11,442)	$56.24
Vested(1)(2)	(98,305)	$43.55
Balance at December 31, 2022	274,416	$56.92
Granted	205,526	$58.93
Forfeited	(21,532)	$62.84
Vested(1)(2)	(109,970)	$52.69
Balance at December 31, 2023	348,440	$59.07
(1)The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $6.4 million, $6.6 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Total shares vested include 32,507, 31,576 and 29,305 shares of common stock that were tendered by employees during the years ended December 31, 2023, 2022 and 2021, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

    Share-Based Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Expensed share-based compensation(1)	$33,638	$28,426	$19,506
Capitalized share-based compensation(2)	1,017	610	357
Total share-based compensation	$34,655	$29,036	$19,863
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)Amounts capitalized relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets.
During the years ended December 31, 2023, 2022 and 2021, Messrs. Schwimmer and Frankel’s elected to receive their annual bonuses partly in cash and partly in LTIP units. Accordingly, on January 17, 2024, January 17, 2023 and January 18, 2022, at the same time the cash annual bonuses were paid to executives, Messrs. Schwimmer and Frankel were each granted 15,340, 19,367 and 12,824 fully-vested LTIP Units for the years ended December 31, 2023, 2022 and 2021, respectively. Share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 includes $1.7 million, $2.3 million and $1.9 million, respectively, for the portion of Messrs. Schwimmer and Frankel’s accrued bonuses that were settled with these fully-vested LTIP Units.
    As of December 31, 2023, total unrecognized compensation cost related to all unvested share-based awards was $62.6 million and is expected to be recognized over a weighted average remaining period of 27 months.
15.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$249,591	$177,157	$136,246
Less: Preferred stock dividends	(9,258)	(9,258)	(12,563)
Less: Original issuance costs of redeemed preferred stock	—	—	(3,349)
Less: Net income attributable to noncontrolling interests	(11,575)	(9,573)	(8,005)
Less: Net income attributable to participating securities	(1,309)	(845)	(568)
Net income attributable to common stockholders	$227,449	$157,481	$111,761

Denominator:
Weighted average shares of common stock outstanding - basic	202,883,704	170,467,365	139,294,882
Effect of dilutive securities	227,289	510,907	780,807
Weighted average shares of common stock outstanding - diluted	203,110,993	170,978,272	140,075,689

Earnings per share - Basic
Net income attributable to common stockholders	$1.12	$0.92	$0.80
Earnings per share - Diluted
Net income attributable to common stockholders	$1.12	$0.92	$0.80
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
16.    Subsequent Events
Acquisitions
The following table summarizes the properties we acquired subsequent to December 31, 2023:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)(1)
5000 & 5010 Azusa Canyon Rd	Los Angeles - San Gabriel Valley	1/31/2024	233,984	2	$84,000
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs.

Dividends Declared
On February 5, 2024, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.4175	March 28, 2024	April 15, 2024
OP Units	$0.4175	March 28, 2024	April 15, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 15, 2024	March 28, 2024
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 15, 2024	March 28, 2024
4.43937% Cumulative Redeemable Convertible Preferred Units	$0.505085	March 15, 2024	March 28, 2024
4.00% Cumulative Redeemable Convertible Preferred Units	$0.450000	March 15, 2024	March 28, 2024
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 15, 2024	March 28, 2024
Settlement of Outstanding 2023 Forward Equity Sale Agreements
In January 2024, we settled the outstanding May 2023 Forward Sales Agreements by issuing 2,253,034 shares of common stock in exchange for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
In January 2024, we partially settled the outstanding forward equity sale agreements under our 2023 ATM program by issuing 466,953 shares of common stock in exchange for net proceeds of $26.0 million, based on a weighted average forward price of $55.68 per share at settlement, leaving 2,543,615 shares of common stock, or approximately $137.8 million of net forward proceeds remaining for settlement prior to December 2024.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	$—	(4)	$3,875	$2,407	$10,764	$3,875	$13,171	$17,046	$(8,939)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	—	(4)	4,150	3,050	10,675	4,150	13,725	17,875	(9,063)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	—		2,317	2,534	1,383	2,317	3,917	6,234	(2,878)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	—	(4)	868	—	5,480	868	5,480	6,348	(2,598)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	—		2,539	2,020	3,872	2,539	5,892	8,431	(3,994)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	—	(4)	6,817	6,089	3,443	6,817	9,532	16,349	(5,614)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	—		2,525	3,380	7,414	2,525	10,794	13,319	(6,315)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	—		2,666	3,343	4,279	2,666	7,622	10,288	(4,566)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	—		2,346	4,522	3,578	2,346	8,100	10,446	(4,964)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	—		4,711	3,199	4,660	4,711	7,859	12,570	(3,294)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	—		1,784	2,974	2,511	1,784	5,485	7,269	(3,408)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	—		3,740	260	7,200	3,740	7,460	11,200	(3,406)	1982 / 2009	2006
15715 Arrow Highway	Irwindale, CA	—	(4)	3,604	5,056	1,018	3,604	6,074	9,678	(3,238)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	—		5,470	7,308	7,253	5,470	14,561	20,031	(8,342)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	—		5,001	7,658	4,940	5,001	12,598	17,599	(8,285)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	—		3,473	5,119	2,651	3,473	7,770	11,243	(4,574)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	—		3,647	11,867	3,479	3,647	15,346	18,993	(10,246)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	—		3,013	2,161	1,146	3,013	3,307	6,320	(1,457)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	—		6,304	2,996	6,170	6,304	9,166	15,470	(5,424)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	—		7,015	7,078	1,962	7,015	9,040	16,055	(5,304)	1961, 1983 / 2008-2010	2007
9220-9268 Hall Rd.	Downey, CA	—		6,974	2,902	1,162	6,974	4,064	11,038	(2,177)	2008	2009

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	—		4,213	5,584	1,627	2,678	5,355	8,033	(2,858)	1989 / 2007	2008
6750 Unit C - 6780 Central Ave.	Riverside, CA	—		1,564	584	911	678	1,248	1,926	(645)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	—		3,092	1,900	762	3,092	2,662	5,754	(1,128)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	—		4,298	5,075	2,596	4,298	7,671	11,969	(3,249)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	—		3,481	3,530	411	3,481	3,941	7,422	(1,713)	1953 / 1993	2011
3441 West MacArthur Blvd.	Santa Ana, CA	—		4,179	5,358	2,421	4,179	7,779	11,958	(1,917)	1973 / 2022	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	—		1,582	1,856	1,087	1,582	2,943	4,525	(1,064)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	—		3,158	4,860	1,989	3,158	6,849	10,007	(3,082)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	—		3,608	2,699	1,668	3,608	4,367	7,975	(1,676)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	—		3,253	1,605	905	3,253	2,510	5,763	(1,161)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	—		3,720	2,641	872	3,720	3,513	7,233	(1,617)	1978 / 2012	2011
6423-6431 & 6407-6119 Alondra Blvd.	Paramount, CA	—		1,396	925	241	1,396	1,166	2,562	(486)	1986	2011
1400 S. Campus Ave.	Ontario, CA	—		3,266	2,961	10	3,266	2,971	6,237	(1,817)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	—		4,096	1,570	272	4,096	1,842	5,938	(707)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	—		3,082	6,230	1,408	3,082	7,638	10,720	(3,266)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	—		17,978	39,471	6,876	17,978	46,347	64,325	(17,712)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	—		3,043	2,550	3,969	3,043	6,519	9,562	(2,863)	1975 / 1995	2013
18310-18330 Oxnard St.	Tarzana, CA	—		2,497	5,494	2,119	2,497	7,613	10,110	(3,087)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	1,741		4,582	5,135	3,275	4,582	8,410	12,992	(3,571)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	—		8,001	17,734	368	8,001	18,102	26,103	(6,656)	1983	2013
2950 Madera Rd.	Simi Valley, CA	—	(4)	3,601	8,033	160	3,601	8,193	11,794	(3,051)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	—		1,517	1,833	1,287	1,517	3,120	4,637	(1,357)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	—		3,117	1,894	2,461	3,117	4,355	7,472	(1,421)	1972 / 2015, 2019	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	—	2,260	6,043	1,247	2,260	7,290	9,550	(3,086)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	—	2,428	4,271	6,230	2,428	10,501	12,929	(3,174)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	—	2,315	1,553	2,083	2,315	3,636	5,951	(1,337)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	—	7,935	10,525	342	7,935	10,867	18,802	(4,025)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	—	6,373	7,356	575	6,373	7,931	14,304	(3,191)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	—	2,181	4,012	502	2,181	4,514	6,695	(1,767)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	—	9,305	2,115	4,483	9,305	6,598	15,903	(2,595)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	—	3,725	6,145	775	3,725	6,920	10,645	(2,627)	2001	2014
9755 Distribution Ave.	San Diego, CA	—	1,863	3,211	1,660	1,863	4,871	6,734	(1,293)	1974 / 2023	2014
9855 Distribution Ave	San Diego, CA	—	2,733	5,041	843	2,733	5,884	8,617	(2,054)	1983	2014
9340 Cabot Drive	San Diego, CA	—	4,311	6,126	1,421	4,311	7,547	11,858	(2,809)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	—	2,413	3,451	430	2,413	3,881	6,294	(1,433)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	—	4,423	6,799	708	4,423	7,507	11,930	(3,002)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	—	5,125	5,009	1,375	5,125	6,384	11,509	(2,535)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	—	5,240	5,065	2,757	5,240	7,822	13,062	(3,017)	1987	2014
3880 West Valley Blvd.	Pomona, CA	—	3,982	4,796	3,606	3,982	8,402	12,384	(3,135)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	—	7,638	4,946	8,577	7,638	13,523	21,161	(4,456)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	—	3,761	6,729	3,489	3,761	10,218	13,979	(3,624)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	—	7,230	9,058	4,395	7,230	13,453	20,683	(4,826)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	—	4,773	5,970	1,307	4,773	7,277	12,050	(2,760)	1988	2014
605 8th Street	San Fernando, CA	—	2,393	2,742	1,804	2,393	4,546	6,939	(1,569)	1991 / 2015, 2020	2014
9120 Mason Ave.	Chatsworth, CA	—	9,224	19,346	824	9,224	20,170	29,394	(6,905)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	—	8,495	15,948	2,630	8,495	18,578	27,073	(6,344)	1998 / 2015	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
679-691 S Anderson St.	Los Angeles, CA	—	1,723	4,767	1,780	1,723	6,547	8,270	(2,095)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	—	3,505	5,237	1,726	3,505	6,963	10,468	(2,480)	1989	2014
13231 Slover Avenue	Fontana, CA	—	2,812	4,739	1,194	2,812	5,933	8,745	(2,065)	1990	2014
240 W Ivy Avenue	Inglewood, CA	—	2,064	3,675	4,410	2,064	8,085	10,149	(2,616)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	—	2,616	8,311	1,972	2,616	10,283	12,899	(3,948)	1988	2014
1800 Eastman Ave.	Oxnard, CA	—	842	2,209	81	842	2,290	3,132	(908)	2009	2014
2360-2364 E. Sturgis Road	Oxnard, CA	—	1,128	2,726	1,231	1,128	3,957	5,085	(1,496)	1989	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	—	3,487	9,589	924	3,487	10,513	14,000	(3,958)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	—	3,478	7,834	689	3,478	8,523	12,001	(3,046)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	—	10,805	18,426	4,655	10,805	23,081	33,886	(8,484)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	—	5,462	6,678	621	5,462	7,299	12,761	(2,341)	1997	2015
8902-8940 Activity Road	San Diego, CA	—	9,427	8,103	3,809	9,427	11,912	21,339	(4,052)	1987 / 1997	2015
1210 N Red Gum St.	Anaheim, CA	—	3,326	4,020	1,510	3,326	5,530	8,856	(1,806)	1985 / 2020	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	—	8,508	1,134	22,014	8,508	23,148	31,656	(324)	1975	2015
16221 Arthur St.	Cerritos, CA	—	2,979	3,204	1,828	2,979	5,032	8,011	(1,422)	1979 / 2021	2015
2588 & 2605 Industry Way	Lynwood, CA	—	8,738	9,415	—	8,738	9,415	18,153	(3,506)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	—	4,010	3,050	121	4,010	3,171	7,181	(1,209)	1997	2015
6700 S Alameda St.	Huntington Park, CA	—	3,502	9,279	283	3,502	9,562	13,064	(3,663)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	—	6,902	8,949	1,284	6,902	10,233	17,135	(4,084)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	—	3,446	1,241	448	3,446	1,689	5,135	(717)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	—	3,310	5,806	2,408	3,310	8,214	11,524	(3,485)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	—	3,357	3,527	253	3,357	3,780	7,137	(1,329)	2004	2015
6020 Sheila St.	Commerce, CA	—	4,590	7,772	595	4,590	8,367	12,957	(2,859)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	—	3,503	3,204	1,544	3,503	4,748	8,251	(1,841)	1986	2015

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
16321 Arrow Hwy.	Irwindale, CA	—	3,087	4,081	453	3,087	4,534	7,621	(1,485)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	—	5,479	7,036	2,195	5,479	9,231	14,710	(3,262)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	—	10,038	4,380	4,728	10,038	9,108	19,146	(3,135)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	—	3,481	776	1,168	3,481	1,944	5,425	(658)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	—	7,988	8,728	239	7,988	8,967	16,955	(3,044)	1993 / 2014	2015
8525 Camino Santa Fe	San Diego, CA	—	4,038	4,055	1,746	4,038	5,801	9,839	(1,964)	1986	2016
28454 Livingston Avenue	Valencia, CA	—	5,150	9,666	524	5,150	10,190	15,340	(3,299)	2007	2016
20 Icon	Lake Forest, CA	—	12,576	8,817	943	12,576	9,760	22,336	(3,855)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	—	18,803	6,029	1,284	18,803	7,313	26,116	(2,339)	1976	2016
12131 Western Avenue	Garden Grove, CA	—	15,077	11,149	4,861	15,077	16,010	31,087	(5,077)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	—	13,724	9,365	1,378	13,724	10,743	24,467	(3,379)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	—	7,855	12,056	153	7,855	12,209	20,064	(3,857)	2015	2016
11127 Catawba Avenue	Fontana, CA	—	5,562	8,094	127	5,562	8,221	13,783	(2,596)	2015	2016
13550 Stowe Drive	Poway, CA	—	9,126	8,043	—	9,126	8,043	17,169	(2,929)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	—	4,433	2,961	1,595	4,433	4,556	8,989	(1,576)	1975	2016
525 Park Avenue	San Fernando, CA	—	3,830	3,887	242	3,830	4,129	7,959	(1,375)	2003	2016
3233 Mission Oaks Blvd.	Camarillo, CA	—	13,791	10,017	29,931	13,791	39,948	53,739	(7,415)	1980-1982 / 2014, 2018, 2019	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	—	26,659	12,673	5,606	26,659	18,279	44,938	(6,570)	1968/1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	—	13,463	1,680	17,435	13,463	19,115	32,578	(4,730)	1969 / 2018	2016
301-445 Figueroa Street	Wilmington, CA	—	7,126	5,728	5,366	7,126	11,094	18,220	(2,892)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	—	12,642	14,179	39	12,642	14,218	26,860	(4,878)	1997 / 2003	2016
9190 Activity Road	San Diego, CA	—	8,497	5,622	928	8,497	6,550	15,047	(2,383)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	—	10,620	6,510	19,872	10,620	26,382	37,002	(3,756)	1999 / 2018, 2022	2017
2390 Ward Avenue	Simi Valley, CA	—	5,624	10,045	2,262	5,624	12,307	17,931	(3,781)	1989	2017
Safari Business Center(5)	Ontario, CA	—	50,807	86,065	19,526	50,807	105,591	156,398	(29,711)	1989	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
4175 Conant Street	Long Beach, CA	—	13,785	13,440	—	13,785	13,440	27,225	(4,020)	2015	2017
5421 Argosy Avenue	Huntington Beach, CA	—	3,577	1,490	2	3,577	1,492	5,069	(624)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	—	22,938	6,738	1,416	22,938	8,154	31,092	(2,450)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	—	11,980	14,439	3,327	11,980	17,766	29,746	(5,821)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	—	7,988	5,472	1,135	7,988	6,607	14,595	(1,633)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	—	121,329	86,776	19,225	121,329	106,001	227,330	(27,408)	1989 / 2021	2017
11190 White Birch Drive	Rancho Cucamonga, CA	—	9,405	9,840	692	9,405	10,532	19,937	(3,094)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	—	5,330	8,856	215	5,330	9,071	14,401	(2,324)	2016	2017
1825 Soto Street	Los Angeles, CA	—	2,129	1,315	215	2,129	1,530	3,659	(424)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	—	3,524	357	8	3,524	365	3,889	(158)	1957	2017
13225 Western Avenue	Gardena, CA	—	1,918	355	363	1,918	718	2,636	(185)	1955	2017
15401 Figueroa Street	Los Angeles, CA	—	3,255	1,248	838	3,255	2,086	5,341	(518)	1964 / 2018	2017
8542 Slauson Avenue	Pico Rivera, CA	—	8,681	576	1,089	8,681	1,665	10,346	(612)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	—	37,035	15,120	275	37,035	15,395	52,430	(3,735)	2017	2017
302 Rockefeller Avenue	Ontario, CA	—	6,859	7,185	597	6,859	7,782	14,641	(1,893)	2000	2017
4355 Brickell Street	Ontario, CA	—	7,295	5,616	643	7,295	6,259	13,554	(1,630)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	—	11,691	8,290	1,954	11,691	10,244	21,935	(2,878)	1967	2017
8315 Hanan Way	Pico Rivera, CA	—	8,714	4,751	193	8,714	4,944	13,658	(1,314)	1976	2017
13971 Norton Avenue	Chino, CA	—	5,293	6,377	385	5,293	6,762	12,055	(1,787)	1990	2018
1900 Proforma Avenue	Ontario, CA	—	10,214	5,127	1,490	10,214	6,617	16,831	(2,251)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	—	9,927	6,948	515	9,927	7,463	17,390	(1,880)	1985	2018
4039 Calle Platino	Oceanside, CA	—	9,476	11,394	3,968	9,476	15,362	24,838	(3,184)	1991	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
851 Lawrence Drive	Thousand Oaks, CA	—	6,717	—	13,508	6,717	13,508	20,225	(1,582)	1968 / 2021	2018
1581 North Main Street	Orange, CA	—	4,230	3,313	263	4,230	3,576	7,806	(827)	1994	2018
1580 West Carson Street	Long Beach, CA	—	5,252	2,496	2,254	5,252	4,750	10,002	(1,135)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	—	6,307	6,573	351	6,307	6,924	13,231	(1,848)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	—	3,583	2,430	233	3,583	2,663	6,246	(668)	1979	2018
5300 Sheila Street	Commerce, CA	—	90,568	54,086	302	90,568	54,388	144,956	(13,957)	1975	2018
15777 Gateway Circle	Tustin, CA	—	3,815	4,292	43	3,815	4,335	8,150	(982)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	—	3,670	2,263	4,754	3,670	7,017	10,687	(1,502)	2018	2018
3100 Fujita Street	Torrance, CA	—	7,723	5,649	474	7,723	6,123	13,846	(1,528)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	—	10,762	1,567	3,287	10,762	4,854	15,616	(4)	1956	2018
1420 McKinley Avenue	Compton, CA	—	17,053	13,605	143	17,053	13,748	30,801	(3,241)	2017	2018
12154 Montague Street	Pacoima, CA	—	10,114	12,767	956	10,114	13,723	23,837	(2,846)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	—	5,646	4,966	301	5,646	5,267	10,913	(1,216)	1999	2018
29003 Avenue Sherman	Valencia, CA	—	3,094	6,467	1,826	3,094	8,293	11,387	(1,382)	2000 / 2019	2018
16121 Carmenita Road	Cerritos, CA	—	10,013	3,279	4,209	10,013	7,488	17,501	(1,305)	1969/1983, 2020	2018
1332-1340 Rocky Point Drive	Oceanside, CA	—	3,816	6,148	519	3,816	6,667	10,483	(1,432)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	—	10,545	11,859	428	10,545	12,287	22,832	(2,791)	2017	2018
263-321 Gardena Boulevard	Carson, CA	—	14,302	1,960	407	14,302	2,367	16,669	(779)	1977 - 1982	2018
9200 Mason Avenue	Chatsworth, CA	—	4,887	4,080	48	4,887	4,128	9,015	(896)	1968	2018
9230 Mason Avenue	Chatsworth, CA	—	4,454	955	23	4,454	978	5,432	(287)	1974	2018
9250 Mason Avenue	Chatsworth, CA	—	4,034	2,464	31	4,034	2,495	6,529	(578)	1977	2018
9171 Oso Avenue	Chatsworth, CA	—	5,647	2,801	21	5,647	2,822	8,469	(715)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	—	11,414	2,502	705	11,414	3,207	14,621	(775)	1973	2018
6100 Sheila Street	Commerce, CA	—	11,789	5,214	2,124	11,789	7,338	19,127	(1,791)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	—	12,191	7,489	330	12,191	7,819	20,010	(1,741)	1971	2018
12821 Knott Street	Garden Grove, CA	—	17,896	2,824	17,376	17,896	20,200	38,096	(526)	1971 / 2023	2019
28510 Industry Drive	Valencia, CA	—	2,395	5,466	126	2,395	5,592	7,987	(1,118)	2017	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
Conejo Spectrum Business Park	Thousand Oaks, CA	—	38,877	64,721	1,795	38,877	66,516	105,393	(13,122)	2018 / 2020	2019
2455 Ash Street	Vista, CA	—	4,273	1,966	327	4,273	2,293	6,566	(651)	1990	2019
25413 Rye Canyon Road	Santa Clarita, CA	—	3,245	2,352	2,558	3,245	4,910	8,155	(787)	1981	2019
1515 15th Street	Los Angeles, CA	—	23,363	5,208	2,424	23,363	7,632	30,995	(1,314)	1977	2019
13890 Nelson Avenue	City of Industry, CA	—	25,642	14,616	150	25,642	14,766	40,408	(3,014)	1982	2019
445-449 Freedom Avenue	Orange, CA	—	9,084	8,286	517	9,084	8,803	17,887	(1,815)	1980	2019
2270 Camino Vida Roble	Carlsbad, CA	—	8,102	8,179	3,059	8,102	11,238	19,340	(2,898)	1981	2019
980 Rancheros Drive	San Marcos, CA	—	2,901	4,245	346	2,901	4,591	7,492	(929)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	—	19,556	9,567	1,404	19,556	10,971	30,527	(2,119)	1989	2019
1150 Aviation Place	San Fernando, CA	—	18,989	10,067	15	18,989	10,082	29,071	(2,303)	1989	2019
1175 Aviation Place	San Fernando, CA	—	12,367	4,858	188	12,367	5,046	17,413	(1,182)	1989	2019
1245 Aviation Place	San Fernando, CA	—	16,407	9,572	87	16,407	9,659	26,066	(2,065)	1989	2019
635 8th Street	San Fernando, CA	—	8,787	5,922	2,121	8,787	8,043	16,830	(1,182)	1989	2019
10015 Waples Court	San Diego, CA	—	12,280	9,198	5,463	12,280	14,661	26,941	(2,102)	1988 / 2020	2019
19100 Susana Road	Rancho Dominguez, CA	—	11,576	2,265	460	11,576	2,725	14,301	(727)	1956	2019
15385 Oxnard Street	Van Nuys, CA	—	11,782	5,212	204	11,782	5,416	17,198	(1,111)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	—	6,718	543	88	6,718	631	7,349	(279)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	—	19,075	8,061	1,250	19,075	9,311	28,386	(1,933)	1999	2019
Limonite Ave. & Archibald Ave.	Eastvale, CA	—	23,848	—	31,554	23,848	31,554	55,402	(4,430)	2020	2019
3340 San Fernando Road	Los Angeles, CA	—	2,885	147	(115)	2,770	147	2,917	(82)	N/A	2019
5725 Eastgate Drive	San Diego, CA	—	6,543	1,732	332	6,543	2,064	8,607	(588)	1995	2019
18115 Main Street	Carson, CA	—	7,142	776	96	7,142	872	8,014	(284)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	—	15,997	3,036	25	15,997	3,061	19,058	(661)	1957	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1402 Avenida Del Oro	Oceanside, CA	—	33,006	34,439	39	33,006	34,478	67,484	(6,887)	2016	2019
9607-9623 Imperial Highway	Downey, CA	—	9,766	865	2,291	9,766	3,156	12,922	(564)	1974	2019
12200 Bellflower Boulevard	Downey, CA	—	14,960	2,057	425	14,960	2,482	17,442	(638)	1955	2019
Storm Parkway	Torrance, CA	—	42,178	21,987	1,106	42,178	23,093	65,271	(4,286)	1982 - 2008	2019
2328 Teller Road	Newbury Park, CA	—	8,330	14,304	1,655	8,330	15,959	24,289	(3,111)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	—	27,809	11,454	1,484	27,809	12,938	40,747	(2,424)	1962 - 1977	2019
750 Manville Street	Compton, CA	—	8,283	2,784	612	8,283	3,396	11,679	(628)	1977	2019
8985 Crestmar Point	San Diego, CA	—	6,990	1,350	686	6,990	2,036	9,026	(514)	1988	2019
404-430 Berry Way	Brea, CA	—	21,047	4,566	1,675	21,047	6,241	27,288	(1,401)	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	—	7,364	—	10,880	7,364	10,880	18,244	(623)	1956 / 2022	2019
508 East E Street	Wilmington, CA	—	10,742	4,380	(3,805)	10,742	575	11,317	—	1988	2019
12752-12822 Monarch Street	Garden Grove, CA	—	29,404	4,262	21,448	29,404	25,710	55,114	(1,256)	1971 / 2023	2019
1601 Mission Blvd.	Pomona, CA	—	67,623	18,962	633	67,623	19,595	87,218	(4,516)	1952	2019
2757 Del Amo Blvd.	Rancho Dominguez, CA	—	10,035	2,073	617	10,035	2,690	12,725	(550)	1967	2019
18250 Euclid Street	Fountain Valley, CA	—	11,116	3,201	—	11,116	3,201	14,317	(599)	1974	2019
701-751 Kingshill Place	Carson, CA	6,984	23,016	10,344	3,929	23,016	14,273	37,289	(2,243)	1979 / 2020	2020
2601-2641 Manhattan Beach Blvd	Redondo Beach, CA	—	30,333	9,427	6,113	30,333	15,540	45,873	(2,578)	1978	2020
2410-2420 Santa Fe Avenue	Redondo Beach, CA	10,300	24,310	13,128	6	24,310	13,134	37,444	(2,113)	1977	2020
11600 Los Nietos Road	Santa Fe Springs, CA	2,290	12,033	4,666	6,165	12,033	10,831	22,864	(589)	1976 / 2022	2020
5160 Richton Street	Montclair, CA	4,029	7,199	8,203	792	7,199	8,995	16,194	(1,488)	2004	2020
2205 126th Street	Hawthorne, CA	5,200	11,407	6,834	1,158	11,407	7,992	19,399	(1,494)	1998	2020
11832-11954 La Cienega Blvd	Hawthorne, CA	3,852	13,625	5,721	1,153	13,625	6,874	20,499	(1,333)	1999	2020
7612-7642 Woodwind Drive	Huntington Beach, CA	3,613	10,634	2,901	253	10,634	3,154	13,788	(577)	2001	2020
960-970 Knox Street	Torrance, CA	—	7,324	2,380	1,188	7,324	3,568	10,892	(768)	1976	2020
25781 Atlantic Ocean Drive	Lake Forest, CA	—	4,358	1,067	831	4,358	1,898	6,256	(266)	1996	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
720-750 Vernon Avenue	Azusa, CA	—	14,088	1,638	4	14,088	1,642	15,730	(454)	1950	2020
6687 Flotilla Street	Commerce, CA	—	14,501	6,053	581	14,501	6,634	21,135	(1,019)	1956	2020
1055 Sandhill Avenue	Carson, CA	—	11,970	—	17,432	11,970	17,432	29,402	—	1973	2020
22895 Eastpark Drive	Yorba Linda, CA	2,539	5,337	1,370	199	5,337	1,569	6,906	(284)	1986	2020
8745-8775 Production Avenue	San Diego, CA	—	6,471	1,551	1,602	6,471	3,153	9,624	(631)	1974 / 2021	2020
15850 Slover Avenue	Fontana, CA	—	3,634	6,452	55	3,634	6,507	10,141	(899)	2020	2020
15650-15700 Avalon Blvd	Los Angeles, CA	—	22,353	5,988	9,429	22,353	15,417	37,770	(766)	1962 - 1978 / 2022	2020
11308-11350 Penrose Street	Sun Valley, CA	—	15,884	11,169	4,863	15,884	16,032	31,916	(1,687)	1974	2020
11076-11078 Fleetwood Street	Sun Valley, CA	—	3,217	1,446	1,168	3,217	2,614	5,831	(324)	1974	2020
12133 Greenstone Avenue	Santa Fe Springs, CA	—	5,900	891	5,939	5,900	6,830	12,730	(281)	1967 / 2023	2020
12772 San Fernando Road	Sylmar, CA	—	17,302	3,832	(713)	17,302	3,119	20,421	(21)	1964 / 2013	2020
15601 Avalon Blvd	Los Angeles, CA	—	15,776	—	13,579	15,776	13,579	29,355	(491)	1984 / 2023	2020
Gateway Pointe	Whittier, CA	—	132,659	154,250	1,561	132,659	155,811	288,470	(18,796)	2005 - 2006	2020
13943-13955 Balboa Blvd	Sylmar, CA	14,596	26,795	18,484	1,973	26,795	20,457	47,252	(2,648)	2000	2020
Van Nuys Airport Industrial Center	Van Nuys, CA	—	91,894	58,625	5,749	91,894	64,374	156,268	(8,143)	1961 - 2007	2020
4039 State Street	Montclair, CA	—	12,829	15,485	72	12,829	15,557	28,386	(1,974)	2020	2020
10156 Live Oak Avenue	Fontana, CA	—	19,779	27,186	838	19,779	28,024	47,803	(3,457)	2020	2020
10694 Tamarind Avenue	Fontana, CA	—	8,878	12,325	190	8,878	12,515	21,393	(1,546)	2020	2020
2520 Baseline Road	Rialto, CA	—	12,513	16,377	172	12,513	16,549	29,062	(2,028)	2020	2020
12211 Greenstone Avenue	Santa Fe Springs, CA	—	15,729	1,636	46	15,729	1,682	17,411	(404)	N/A	2020
East 27th Street	Los Angeles, CA	—	40,332	21,842	1,784	40,332	23,626	63,958	(3,020)	1961 - 2004	2020
2750 Alameda Street	Los Angeles, CA	—	24,644	5,771	1,189	24,644	6,960	31,604	(1,126)	1961 - 1980	2020
29010 Avenue Paine	Valencia, CA	—	7,401	8,168	1,067	7,401	9,235	16,636	(1,137)	2000	2020
29010 Commerce Center Drive	Valencia, CA	—	10,499	13,832	3	10,499	13,835	24,334	(1,690)	2002	2020
13369 Valley Blvd	Fontana, CA	—	9,675	10,393	676	9,675	11,069	20,744	(1,361)	2005	2020
6635 Caballero Blvd	Buena Park, CA	—	14,288	7,919	615	14,288	8,534	22,822	(1,024)	2003	2020
1235 South Lewis Street	Anaheim, CA	—	16,984	1,519	1,997	16,984	3,516	20,500	(374)	1956 / 2022	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15010 Don Julian Road	City of Industry, CA	—	24,017	—	6,385	24,017	6,385	30,402	(4)	1963	2021
5002-5018 Lindsay Court	Chino, CA	—	6,996	5,658	651	6,996	6,309	13,305	(823)	1986	2021
514 East C Street	Los Angeles, CA	—	9,114	1,205	19	9,114	1,224	10,338	(204)	2019	2021
17907-18001 Figueroa Street	Los Angeles, CA	—	18,065	1,829	174	18,065	2,003	20,068	(77)	1954 - 1960	2021
7817 Woodley Avenue	Van Nuys, CA	2,881	5,496	4,615	—	5,496	4,615	10,111	(171)	1974	2021
8888-8992 Balboa Avenue	San Diego, CA	—	20,033	—	12,213	20,033	12,213	32,246	(3)	1967	2021
9920-10020 Pioneer Blvd	Santa Fe Springs, CA	—	21,345	2,118	26,641	21,345	28,759	50,104	—	1973 - 1978	2021
2553 Garfield Avenue	Commerce, CA	—	3,846	649	307	3,846	956	4,802	(164)	1954	2021
6655 East 26th Street	Commerce, CA	—	5,195	1,780	212	5,195	1,992	7,187	(273)	1965	2021
560 Main Street	Orange, CA	—	2,660	432	393	2,660	825	3,485	(114)	1973	2021
4225 Etiwanda Avenue	Jurupa Valley, CA	—	16,287	15,537	322	16,287	15,859	32,146	(1,881)	1998	2021
12118 Bloomfield Avenue	Santa Fe Springs, CA	—	16,809	—	4,885	16,809	4,885	21,694	(4)	1955	2021
256 Alondra Blvd	Carson, CA	—	10,377	371	250	10,377	621	10,998	(161)	1954	2021
19007 Reyes Avenue	Rancho Dominguez, CA	—	16,673	—	2,329	16,673	2,329	19,002	(75)	1969 / 2021	2021
19431 Santa Fe Avenue	Rancho Dominguez, CA	—	10,066	638	2,813	10,066	3,451	13,517	(57)	1963 / 2023	2021
4621 Guasti Road	Ontario, CA	—	8,198	5,231	481	8,198	5,712	13,910	(637)	1988	2021
12838 Saticoy Street	North Hollywood, CA	—	25,550	2,185	—	25,550	2,185	27,735	(435)	1954	2021
19951 Mariner Avenue	Torrance, CA	—	17,009	7,674	3	17,009	7,677	24,686	(1,214)	1986	2021
2425-2535 East 12th Street	Los Angeles, CA	—	48,409	40,756	6,801	48,409	47,557	95,966	(4,471)	1988	2021
29120 Commerce Center Drive	Valencia, CA	—	11,121	15,799	1,314	11,121	17,113	28,234	(1,696)	2002	2021
20304 Alameda Street	Rancho Dominguez, CA	—	11,987	1,663	50	11,987	1,713	13,700	(272)	1974	2021
4181 Ruffin Road	San Diego, CA	—	30,395	3,530	574	30,395	4,104	34,499	(798)	1987	2021
12017 Greenstone Avenue	Santa Fe Springs, CA	—	13,408	205	3,389	13,408	3,594	17,002	(94)	N/A	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1901 Via Burton	Fullerton, CA	—	24,461	—	16,059	24,461	16,059	40,520	—	1960	2021
1555 Cucamonga Avenue	Ontario, CA	—	20,153	2,134	234	20,153	2,368	22,521	(485)	1973	2021
1800 Lomita Blvd	Wilmington, CA	—	89,711	542	347	89,711	889	90,600	(216)	N/A	2021
8210-8240 Haskell Avenue	Van Nuys, CA	—	9,219	3,331	3,692	9,219	7,023	16,242	(266)	1962 - 1964 / 2023	2021
3100 Lomita Blvd	Torrance, CA	—	124,313	65,282	(1,290)	124,313	63,992	188,305	(8,623)	1967 - 1998	2021
2401-2421 Glassell Street	Orange, CA	—	54,554	16,599	215	54,554	16,814	71,368	(2,691)	1987	2021
2390-2444 American Way	Orange, CA	—	17,214	—	17,547	17,214	17,547	34,761	—	N/A	2021
500 Dupont Avenue	Ontario, CA	—	36,810	26,489	10,552	36,810	37,041	73,851	(1,432)	1987	2021
1801 St Andrew Place	Santa Ana, CA	—	75,978	24,522	2,481	75,978	27,003	102,981	(3,637)	1987	2021
5772 Jurupa Street	Ontario, CA	—	36,590	20,010	24	36,590	20,034	56,624	(2,019)	1992	2021
2500 Victoria Street	Los Angeles, CA	—	232,902	—	—	232,902	—	232,902	—	N/A	2021
1010 Belmont Street	Ontario, CA	—	9,078	5,751	225	9,078	5,976	15,054	(554)	1987	2021
21515 Western Avenue	Torrance, CA	—	19,280	—	4,535	19,280	4,535	23,815	(1)	1991	2021
12027 Greenstone Avenue	Santa Fe Springs, CA	—	8,952	469	503	8,952	972	9,924	(91)	1975	2021
6027 Eastern Avenue	Commerce, CA	—	23,494	—	12,095	23,494	12,095	35,589	—	1946	2021
340-344 Bonnie Circle	Corona, CA	—	18,044	9,506	130	18,044	9,636	27,680	(915)	1994	2021
14100 Vine Place	Cerritos, CA	—	40,458	8,660	3,936	40,458	12,596	53,054	(1,002)	1979 / 2022	2021
2280 Ward Avenue	Simi Valley, CA	—	23,301	24,832	40	23,301	24,872	48,173	(2,384)	1995	2021
20481 Crescent Bay Drive	Lake Forest, CA	—	16,164	6,054	3	16,164	6,057	22,221	(590)	1996	2021
334 El Encanto Road	City of Industry, CA	—	9,227	1,272	253	9,227	1,525	10,752	(166)	1960	2021
17031-17037 Green Drive	City of Industry, CA	—	10,781	3,302	549	10,781	3,851	14,632	(369)	1968	2021
13512 Marlay Avenue	Fontana, CA	—	37,018	15,365	167	37,018	15,532	52,550	(1,468)	1960	2021
14940 Proctor Road	City of Industry, CA	—	28,861	—	989	28,861	989	29,850	(4)	1962	2021
2800 Casitas Avenue	Los Angeles, CA	—	33,154	10,833	9,558	33,154	20,391	53,545	(479)	1999 / 2023	2021
4240 190th Street	Torrance, CA	—	67,982	9,882	18	67,982	9,900	77,882	(1,023)	1966	2021
2391-2393 Bateman Avenue	Irwindale, CA	—	13,363	9,811	70	13,363	9,881	23,244	(779)	2005	2021
1168 Sherborn Street	Corona, CA	—	13,747	9,796	7	13,747	9,803	23,550	(785)	2004	2021
3071 Coronado Street	Anaheim, CA	—	29,862	—	15,391	29,862	15,391	45,253	(3)	1973	2021
8911 Aviation Blvd	Los Angeles, CA	—	27,138	4,780	496	27,138	5,276	32,414	(474)	1971	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1020 Bixby Drive	City of Industry, CA	—	10,067	6,046	281	10,067	6,327	16,394	(519)	1977	2021
444 Quay Avenue	Los Angeles, CA	—	10,926	—	7,875	10,926	7,875	18,801	(4)	1992	2022
18455 Figueroa Street	Los Angeles, CA	—	57,186	7,420	139	57,186	7,559	64,745	(869)	1978	2022
24903 Avenue Kearny	Santa Clarita, CA	—	22,468	34,074	325	22,468	34,399	56,867	(2,577)	1988	2022
19475 Gramercy Place	Torrance, CA	—	9,753	1,678	1,733	9,753	3,411	13,164	(223)	1982 / 2022	2022
14005 Live Oak Avenue	Irwindale, CA	—	20,387	4,324	1,073	20,387	5,397	25,784	(814)	1992	2022
13700-13738 Slover Avenue	Fontana, CA	—	14,457	—	431	14,457	431	14,888	(9)	1982	2022
Meggitt Simi Valley	Simi Valley, CA	—	32,102	26,338	—	32,102	26,338	58,440	(2,030)	1984 / 2005	2022
21415-21605 Plummer Street	Chatsworth, CA	—	33,119	4,724	296	33,119	5,020	38,139	(917)	1986	2022
1501-1545 Rio Vista Avenue	Los Angeles, CA	—	16,138	11,951	506	16,138	12,457	28,595	(957)	2003	2022
17011-17027 Central Avenue	Carson, CA	—	22,235	8,241	—	22,235	8,241	30,476	(604)	1979	2022
2843 Benet Road	Oceanside, CA	—	3,459	11,559	—	3,459	11,559	15,018	(785)	1987	2022
14243 Bessemer Street	Van Nuys, CA	—	5,229	1,807	—	5,229	1,807	7,036	(138)	1987	2022
2970 East 50th Street	Vernon, CA	—	—	6,082	7	—	6,089	6,089	(435)	1949	2022
19900 Plummer Street	Chatsworth, CA	—	13,845	890	771	13,845	1,661	15,506	(2)	1983	2022
Long Beach Business Park	Long Beach, CA	—	21,664	2,960	323	21,664	3,283	24,947	(399)	1973 - 1976	2022
13711 Freeway Drive	Santa Fe Springs, CA	—	34,175	892	701	34,175	1,593	35,768	(86)	1963	2022
6245 Providence Way	Eastvale, CA	—	6,075	3,777	6	6,075	3,783	9,858	(302)	2018	2022
7815 Van Nuys Blvd	Panorama City, CA	—	19,837	6,450	275	19,837	6,725	26,562	(510)	1960	2022
13535 Larwin Circle	Santa Fe Springs, CA	—	14,580	2,750	21	14,580	2,771	17,351	(244)	1987	2022
1154 Holt Blvd	Ontario, CA	—	7,222	7,009	19	7,222	7,028	14,250	(456)	2021	2022
900-920 Allen Avenue	Glendale, CA	—	20,499	6,176	213	20,499	6,389	26,888	(474)	1942 - 1995	2022
1550-1600 Champagne Avenue	Ontario, CA	—	29,768	19,702	613	29,768	20,315	50,083	(1,332)	1989	2022
10131 Banana Avenue	Fontana, CA	—	25,795	1,248	677	25,795	1,925	27,720	(135)	N/A	2022
2020 Central Avenue	Compton, CA	—	11,402	676	—	11,402	676	12,078	(107)	1972	2022
14200-14220 Arminta Street	Panorama, CA	—	50,184	33,691	42	50,184	33,733	83,917	(2,200)	2006	2022
1172 Holt Blvd	Ontario, CA	—	9,439	8,504	17	9,439	8,521	17,960	(557)	2021	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1500 Raymond Avenue	Fullerton, CA	—	46,117	—	6,690	46,117	6,690	52,807	—	n/a	2022
2400 Marine Avenue	Redondo Beach, CA	—	21,686	7,290	(52)	21,686	7,238	28,924	(709)	1964	2022
14434-14527 San Pedro Street	Los Angeles, CA	—	50,239	1,985	3,471	50,239	5,456	55,695	(107)	1971	2022
20900 Normandie Avenue	Torrance, CA	—	26,136	13,942	277	26,136	14,219	40,355	(911)	N/A	2022
15771 Red Hill Avenue	Tustin, CA	—	31,853	8,431	205	31,853	8,636	40,489	(879)	1979 / 2016	2022
14350 Arminta Street	Panorama City, CA	—	5,715	2,880	—	5,715	2,880	8,595	(190)	2006	2022
29125 Avenue Paine	Valencia, CA	—	20,388	24,125	1,389	20,388	25,514	45,902	(1,586)	2006	2022
3935-3949 Heritage Oak Court	Simi Valley, CA	—	23,693	33,149	—	23,693	33,149	56,842	(2,077)	1999	2022
620 Anaheim Street	Los Angeles, CA	—	15,550	2,230	736	15,550	2,966	18,516	(193)	1984	2022
400 Rosecrans Avenue	Gardena, CA	—	8,642	—	439	8,642	439	9,081	—	1967	2022
3547-3555 Voyager Street	Torrance, CA	—	19,809	924	423	19,809	1,347	21,156	(109)	1986	2022
6996-7044 Bandini Blvd	Commerce, CA	—	39,403	1,574	—	39,403	1,574	40,977	(150)	1968	2022
4325 Etiwanda Avenue	Jurupa Valley, CA	—	31,286	18,730	31	31,286	18,761	50,047	(1,137)	1998	2022
Merge-West	Eastvale, CA	—	251,443	206,055	1,083	251,443	207,138	458,581	(11,606)	2022	2022
6000-6052 & 6027-6029 Bandini Blvd	Commerce, CA	—	69,162	25,490	83	69,162	25,573	94,735	(1,596)	2016	2022
3901 Via Oro Avenue	Long Beach, CA	—	18,519	953	582	18,519	1,535	20,054	(377)	1983	2022
15650 Don Julian Road	City of Industry, CA	—	9,867	5,818	6	9,867	5,824	15,691	(340)	2003	2022
15700 Don Julian Road	City of Industry, CA	—	10,252	5,996	7	10,252	6,003	16,255	(353)	2001	2022
17000 Gale Avenue	City of Industry, CA	—	7,190	4,929	5	7,190	4,934	12,124	(284)	2008	2022
17909 & 17929 Susana Road	Compton, CA	—	26,786	—	23	26,786	23	26,809	(2)	1970 - 1973	2022
2880 Ana Street	Rancho Dominguez, CA	—	34,987	—	1,860	34,987	1,860	36,847	(2)	1970	2022
920 Pacific Coast Highway	Wilmington, CA	—	80,121	21,516	—	80,121	21,516	101,637	(1,123)	1954	2022
21022 & 21034 Figueroa Street	Carson, CA	—	15,551	8,871	1,047	15,551	9,918	25,469	(443)	2002	2022
13301 Main Street	Los Angeles, CA	—	40,434	11,915	1	40,434	11,916	52,350	(618)	1989	2022
20851 Currier Road	City of Industry, CA	—	12,549	9,471	2,319	12,549	11,790	24,339	(253)	1999 / 2023	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
3131 Harcourt Street & 18031 Susana Road	Compton, CA	—	26,268	1,419	342	26,268	1,761	28,029	(122)	1970	2022
14400 Figueroa Street	Los Angeles, CA	—	43,929	6,011	2,501	43,929	8,512	52,441	(181)	1967	2022
2130-2140 Del Amo Blvd	Carson, CA	—	35,494	5,246	204	35,494	5,450	40,944	(262)	1980	2022
19145 Gramercy Place	Torrance, CA	—	32,965	5,894	—	32,965	5,894	38,859	(387)	1977	2022
20455 Reeves Avenue	Carson, CA	—	40,291	6,050	38	40,291	6,088	46,379	(322)	1982	2022
14874 Jurupa Avenue	Fontana, CA	—	29,738	29,627	23	29,738	29,650	59,388	(1,169)	2019	2022
10660 Mulberry Avenue	Fontana, CA	—	8,744	3,024	277	8,744	3,301	12,045	(154)	1990	2022
755 Trademark Circle	Corona, CA	—	5,685	4,910	6	5,685	4,916	10,601	(205)	2001	2022
4500 Azusa Canyon Road	Irwindale, CA	—	35,173	4,991	1	35,173	4,992	40,165	(314)	1950	2022
7817 Haskell Avenue	Van Nuys, CA	—	10,565	976	—	10,565	976	11,541	(81)	1960	2022
16752 Armstrong Avenue	Irvine, CA	—	29,662	8,699	—	29,662	8,699	38,361	(708)	1970/2012	2023
10545 Production Avenue	Fontana, CA	—	215,378	149,927	35	215,378	149,962	365,340	(5,602)	2006	2023
3520 Challenger Street	Torrance, CA	—	11,616	1,859	4	11,616	1,863	13,479	(204)	1990	2023
9000 Airport Blvd	Los Angeles, CA	—	139,564	4,976	777	139,564	5,753	145,317	(361)	1981	2023
9223 Balboa Avenue	San Diego, CA	—	50,919	97,621	9	50,919	97,630	148,549	(2,960)	2020	2023
9323 Balboa Avenue	San Diego, CA	—	27,254	—	280	27,254	280	27,534	(1)	1978-1980	2023
4285 Ponderosa Avenue	San Diego, CA	—	16,495	8,207	6	16,495	8,214	24,709	(278)	1969	2023
13925 Benson Avenue	Chino, CA	—	26,442	1,446	326	26,442	1,772	28,214	(80)	1989	2023
19301 Santa Fe Avenue	Rancho Dominguez, CA	—	14,899	—	201	14,899	201	15,100	(1)	1954/1989	2023
2395-2399 Bateman Avenue	Irwindale, CA	—	28,663	12,964	599	28,663	13,563	42,226	(384)	2002	2023
27712 & 27756 Avenue Mentry	Santa Clarita, CA	—	20,084	36,540	1	20,084	36,540	56,624	(636)	1988	2023
422 Rosecrans Avenue	Gardena, CA	—	3,067	—	—	3,067	—	3,067	—	1968	2023
14650 Hoover Street	Westminster, CA	—	13,814	8,721	—	13,814	8,721	22,535	(157)	2001	2023
5630 Cerritos Avenue	Cypress, CA	—	16,635	6,103	—	16,635	6,103	22,738	(124)	1989	2023
9400-9500 Santa Fe Springs Road	Santa Fe Springs, CA	—	132,157	67,189	—	132,157	67,189	199,346	(1,209)	1980/1990	2023
2500 Thompson Street	Long Beach, CA	—	19,567	5,268	—	19,567	5,268	24,835	(98)	1970	2023
15801 West 1st Street	Irwindale, CA	—	142,497	31,453	—	142,497	31,453	173,950	(329)	1977/1980	2023
600-708 Vermont Avenue	Anaheim, CA	—	57,394	—	—	57,394	—	57,394	—	1960	2023

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
11234 Rush Street	South El Monte, CA	—	12,737	—	—	12,737	—	12,737	—	1960	2023
Investments in real estate		$58,025	$6,818,158	$3,487,011	$855,749	$6,815,622	$4,340,772	$11,156,394	$(782,461)
Note: As of December 31, 2023, the aggregate cost for federal income tax purposes of investments in real estate was approximately $10.2 billion.

(1)Costs capitalized subsequent to acquisition are net of the write-off of fully depreciated assets and include construction in progress.
(2)During 2009, we recorded impairment charges totaling $19.6 million in continuing operations (of which $4.5 million relates to properties still owned by us) to write down our investments in real estate to fair value. Of the $4.5 million, $2.4 million is included as a reduction of “Land” in the table above, with the remaining $2.1 million included as a reduction of “Buildings and Improvements”.
(3)The depreciable life for buildings and improvements typically ranges from 10-30 years for buildings, 5-25 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.
(4)As of December 31, 2023, these six properties secure the $60 Million Term Loan.
(5)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

    The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2021 to December 31, 2023 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2023	2022	2021
Balance, beginning of year	$9,470,387	$6,931,072	$4,947,955
Acquisition of investment in real estate	1,419,817	2,395,518	1,912,076
Construction costs and improvements	293,850	146,508	106,721
Disposition of investment in real estate	(11,360)	—	(20,034)
Properties held for sale	—	—	(13,661)
Write-off of fully depreciated assets	(16,300)	(2,711)	(1,985)
Balance, end of year	$11,156,394	$9,470,387	$6,931,072

	Year Ended December 31,
Accumulated Depreciation	2023	2022	2021
Balance, beginning of year	$(614,332)	$(473,382)	$(375,423)
Depreciation of investment in real estate	(187,722)	(143,661)	(112,679)
Disposition of investment in real estate	3,293	—	6,078
Properties held for sale	—	—	6,657
Write-off of fully depreciated assets	16,300	2,711	1,985
Balance, end of year	$(782,461)	$(614,332)	$(473,382)

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(Dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage Loan:
Industrial development site in California	7.50%	(2)	10/26/2028	(3)	None	$125,000	$122,784	$—
						$125,000	$122,784	$—
(1)The cost for federal income tax purposes was $125.0 million as of December 31, 2023.
(2)The loan has an effective interest rate of 8.0% including the impact of loan origination costs and fees.
(3)Interest is due monthly and principal is due at the maturity date.

The following table reconciles the carrying value of mortgage loans on real estate from January 1, 2023 to December 31, 2023 (in thousands):

Year Ended December 31,
2023
Balance, beginning of year	$—
Additions during period:
New loan originated	125,000
Amortization of net deferred origination fees	84
Deductions during period:
Deferred loan origination fees, net	(2,300)
Balance, end of year	$122,784