Form 10-Q
period 2024-03-31
Rexford Industrial Realty, Inc.
filed 2024-04-22
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at April 17, 2024 was 217,821,430.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Land	$7,568,720	$6,815,622
Buildings and improvements	4,260,512	3,933,379
Tenant improvements	172,707	167,251
Furniture, fixtures and equipment	132	132
Construction in progress	258,413	240,010
Total real estate held for investment	12,260,484	11,156,394
Accumulated depreciation	(827,576)	(782,461)
Investments in real estate, net	11,432,908	10,373,933
Cash and cash equivalents	336,960	33,444
Loan receivable, net	122,899	122,784
Rents and other receivables, net	17,896	17,494
Deferred rent receivable, net	130,694	123,325
Deferred leasing costs, net	61,017	59,351
Deferred loan costs, net	3,069	3,426
Acquired lease intangible assets, net	223,698	153,670
Acquired indefinite-lived intangible	5,156	5,156
Interest rate swap asset	16,737	9,896
Other assets	22,114	25,225
Acquisition related deposits	7,975	2,125
Total Assets	$12,381,123	$10,929,829
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,349,120	$2,225,914
Accounts payable, accrued expenses and other liabilities	148,920	128,842
Dividends and distributions payable	94,356	83,733
Acquired lease intangible liabilities, net	171,687	147,561
Tenant security deposits	91,034	84,872
Tenant prepaid rents	110,727	115,002
Total Liabilities	3,965,844	2,785,924
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2024 and December 31, 2023 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at March 31, 2024 and December 31, 2023 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 217,822,056 and 212,346,450 shares outstanding at March 31, 2024 and December 31, 2023, respectively	2,178	2,123
Additional paid-in capital	8,233,127	7,940,781
Cumulative distributions in excess of earnings	(370,720)	(338,835)
Accumulated other comprehensive income	13,922	7,172
Total stockholders’ equity	8,034,183	7,766,917
Noncontrolling interests	381,096	376,988
Total Equity	8,415,279	8,143,905
Total Liabilities and Equity	$12,381,123	$10,929,829
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental income	$210,990	$185,164
Management and leasing services	132	190
Interest income	2,974	882
TOTAL REVENUES	214,096	186,236
OPERATING EXPENSES
Property expenses	47,482	42,825
General and administrative	19,980	18,197
Depreciation and amortization	66,278	59,429
TOTAL OPERATING EXPENSES	133,740	120,451
OTHER EXPENSES
Other expenses	1,408	647
Interest expense	14,671	13,701
TOTAL EXPENSES	149,819	134,799
Gains on sale of real estate	—	12,133
NET INCOME	64,277	63,570
Less: net income attributable to noncontrolling interests	(2,906)	(3,064)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	61,371	60,506
Less: preferred stock dividends	(2,314)	(2,314)
Less: earnings allocated to participating securities	(418)	(320)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,639	$57,872
Net income attributable to common stockholders per share - basic	$0.27	$0.30
Net income attributable to common stockholders per share - diluted	$0.27	$0.30
Weighted average shares of common stock outstanding - basic	214,401,661	195,366,969
Weighted average shares of common stock outstanding - diluted	214,437,913	195,779,007

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$64,277	$63,570
Other comprehensive income (loss): cash flow hedge adjustments	6,979	(5,342)
Comprehensive income	71,256	58,228
Comprehensive income attributable to noncontrolling interests	(3,135)	(2,852)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$68,121	$55,376

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$155,676	212,346,450	$2,123	$7,940,781	$(338,835)	$7,172	$7,766,917	$376,988	$8,143,905
Issuance of common stock	—	5,263,602	52	291,036	—	—	291,088	—	291,088
Offering costs	—	—	—	(972)	—	—	(972)	—	(972)
Share-based compensation	—	196,219	2	2,132	—	—	2,134	7,324	9,458
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(38,164)	—	(1,989)	—	—	(1,989)	—	(1,989)
Conversion of OP Units to common stock	—	53,949	1	2,139	—	—	2,140	(2,140)	—
Net income	2,314	—	—	—	59,057	—	61,371	2,906	64,277
Other comprehensive income	—	—	—	—	—	6,750	6,750	229	6,979
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(801)	(801)
Common stock dividends ($0.4175 per common share)	—	—	—	—	(90,942)	—	(90,942)	—	(90,942)
Common unit distributions	—	—	—	—	—	—	—	(3,410)	(3,410)
Balance at March 31, 2024	$155,676	217,822,056	$2,178	$8,233,127	$(370,720)	$13,922	$8,034,183	$381,096	$8,415,279

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,277	$63,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,278	59,429
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(7,591)	(8,290)
Amortization of debt issuance costs	1,011	856
Amortization of discount (premium) on notes payable, net	293	66
Impairment of right-of-use asset	—	188
Accretion of net loan origination fees and costs	(115)	—
Gains on sale of real estate	—	(12,133)
Equity based compensation expense	9,088	8,178
Straight-line rent	(7,368)	(7,628)
Payments for termination/settlement of interest rate derivatives	—	(161)
Amortization related to termination/settlement of interest rate derivatives	138	129
Change in working capital components:
Rents and other receivables	(402)	1,393
Deferred leasing costs	(5,331)	(3,444)
Other assets	4,556	3,467
Accounts payable, accrued expenses and other liabilities	21,093	15,304
Tenant security deposits	(1,432)	1,201
Prepaid rents	(10,739)	(2,619)
Net cash provided by operating activities	133,756	119,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,068,031)	(734,257)
Capital expenditures	(79,901)	(44,235)
Payments for deposits on real estate acquisitions, net	(5,850)	(3,625)
Proceeds from sale of real estate	—	16,239
Net cash used in investing activities	(1,153,782)	(765,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	290,116	652,597
Proceeds from borrowings	1,129,875	646,925
Repayment of borrowings	(3,937)	(350,379)
Debt issuance costs	(3,679)	(2,807)
Dividends paid to preferred stockholders	(2,314)	(2,314)
Dividends paid to common stockholders	(80,692)	(59,570)
Distributions paid to common unitholders	(3,041)	(2,463)
Distributions paid to preferred unitholders	(797)	(798)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,989)	(1,748)
Net cash provided by financing activities	1,323,542	879,443
Increase in cash, cash equivalents and restricted cash	303,516	233,071
Cash, cash equivalents and restricted cash, beginning of period	33,444	36,786
Cash, cash equivalents and restricted cash, end of period	$336,960	$269,857

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,926 and $4,990 for the three months ended March 31, 2024 and 2023, respectively)	$11,049	$13,307
Supplemental disclosure of noncash transactions:
Accrual for capital expenditures	$54,239	$25,154
Accrual of dividends and distributions	$94,356	$79,370
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of March 31, 2024, our consolidated portfolio consisted of 422 properties with approximately 49.2 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2024 and December 31, 2023, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and the notes thereto.
Any references to the number of properties, buildings and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following table provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$33,444	$36,786
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$33,444	$36,786

Cash and cash equivalents	$336,960	$253,618
Restricted cash	—	16,239
Cash, cash equivalents and restricted cash, end of period	$336,960	$269,857
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it was vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use. These Level 3 inputs include discount rates, exit capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In determining the “as-if-vacant” value for the properties we acquired during the three months ended March 31, 2024, we used discount rates ranging from 5.50% to 8.25% and exit capitalization rates ranging from 4.50% to 6.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the three months ended March 31, 2024, we used an estimated average lease-up period ranging from six months to fifteen months.

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
We capitalized interest costs of $7.9 million and $5.0 million during the three months ended March 31, 2024 and 2023, respectively. We capitalized real estate taxes and insurance costs aggregating $2.4 million and $1.6 million during the three months ended March 31, 2024 and 2023, respectively. We capitalized compensation costs for employees who provide construction services of $3.2 million and $2.5 million during the three months ended March 31, 2024 and 2023, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of March 31, 2024 and December 31, 2023, we did not have any properties classified as held for sale.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three months ended March 31, 2024 and 2023, there were no impairment charges recorded to the carrying value of our properties.
During the three months ended March 31, 2023, in connection with the early termination of a sublease for one of our office space leases, we recorded a $0.2 million impairment charge to reduce the carrying value of the related ROU asset. No such impairment charge was recorded during the three months ended March 31, 2024. The impairment charge is presented in “Other expenses” in the consolidated statements of operations. See also “Note 7 – Leases” for details.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of March 31, 2024 and December 31, 2023, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2024 and 2023.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2024, and December 31, 2023, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.7 million and $0.3 million as a net reduction adjustment to rental income for the three months ended March 31, 2024 and 2023, respectively.
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
Under relevant accounting guidance, sales of our common stock under forward equity sale agreements (as discussed in “Note 12 – Equity”) are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.
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
    Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the potential effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested share-based awards under the treasury stock method. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. In addition, we include the exchangeable notes in the computation of diluted earnings per share if the effect is dilutive. Any anti-dilutive securities are excluded from the diluted EPS calculation. See “Note 14 – Earnings Per Share” for details.
Segment Reporting
Management views the Company as a single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources.

Adoption of New Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, and requires specific disclosures for all entities with equity securities subject to a contractual sale restriction including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale as a separate unit of account. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2022-03 did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2023-07 on our consolidated financial statements and disclosures.
3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the three months ended March 31, 2024:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
5000 & 5010 Azusa Canyon Rd	San Gabriel Valley	1/31/2024	233,984	2	$84,000
Blackstone Industrial Assets(2)	Various	3/28/2024	3,008,578	48	996,800
Total 2024 Property Acquisitions			3,242,562	50	$1,080,800
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Total capitalized closing costs and acquisition related costs, net of certain credits, not included in the gross contractual purchase price in the above table is approximately $0.4 million. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents the acquisition of 48 properties pursuant to three separate transactions with three Blackstone Real Estate entities.

    The following table summarizes amounts allocated to each major class of asset and liability on a relative fair value basis for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2024 Acquisitions
Assets:
Land	$753,097
Buildings and improvements	276,565
Tenant improvements	3,169
Acquired lease intangible assets(1)	79,950
Other acquired assets(2)	1,800
Total assets acquired	$1,114,581

Liabilities:
Acquired lease intangible liabilities(3)	$31,581
Other assumed liabilities(4)	14,969
Total liabilities assumed	$46,550
Net assets acquired	$1,068,031
(1)Acquired lease intangible assets is comprised of (i) $57.6 million of in-place lease intangibles with a weighted average amortization period of 4.4 years and (ii) $22.4 million of above-market lease intangibles with a weighted average amortization period of 4.0 years.
(2)Includes other working capital assets acquired at the time of acquisition.
(3)Represents below-market lease intangibles with a weighted average amortization period of 11.9 years.
(4)Includes other liabilities assumed at the time of acquisition.

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	March 31, 2024	December 31, 2023
Acquired Lease Intangible Assets:
In-place lease intangibles	$394,632	$338,001
Accumulated amortization	(216,022)	(207,804)
In-place lease intangibles, net	$178,610	$130,197

Above-market tenant leases	$47,986	$25,598
Accumulated amortization	(15,540)	(14,808)
Above-market tenant leases, net	$32,446	$10,790

Below-market ground lease	$12,978	$12,978
Accumulated amortization	(336)	(295)
Below-market ground lease, net	$12,642	$12,683
Acquired lease intangible assets, net	$223,698	$153,670

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(280,887)	$(249,853)
Accumulated amortization	109,200	102,292
Below-market tenant leases, net	$(171,687)	$(147,561)
Acquired lease intangible liabilities, net	$(171,687)	$(147,561)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
In-place lease intangibles(1)	$9,148	$10,979
Net below-market tenant leases(2)	$(6,722)	$(8,331)
Below-market ground leases(3)	$41	$41
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

5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). At issuance, the loan receivable had a loan to value ratio of less than 60% based on the estimated fair value of the loan collateral. The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future.
As of March 31, 2024, the carrying value of the loan receivable was $122.9 million, which reflects $2.1 million of unamortized origination fees/costs. As of December 31, 2023, the carrying value of the loan receivable was $122.8 million, which reflects $2.2 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of March 31, 2024 and December 31, 2023.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.685%	(2)	6.125%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.760%	(2)	4.832%	(5)	7/19/2024	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$575M Exchangeable Senior Notes due 2027	575,000	—	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.677%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	—	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,275,000	$2,125,000

Secured Debt:
7612-7642 Woodwind Drive	$—	$3,613	n/a		5.240%		1/5/2024
11600 Los Nietos Road(7)	2,246	2,290	n/a		4.190%		5/1/2024
$60M Term Loan(8)	60,000	60,000	S+1.250%		5.060%	(8)	10/27/2024
5160 Richton Street(7)	3,997	4,029	n/a		3.790%		11/15/2024
22895 Eastpark Drive(7)	2,520	2,539	n/a		4.330%		11/15/2024
701-751 Kingshill Place(7)	6,951	6,984	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(7)	14,502	14,596	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(7)	3,832	3,852	n/a		4.260%		7/1/2028
Gilbert/La Palma(7)	1,692	1,741	n/a		5.125%		3/1/2031
7817 Woodley Avenue(7)	2,848	2,881	n/a		4.140%		8/1/2039
Total Secured Debt	$114,088	$118,025
Total Unsecured and Secured Debt	$3,389,088	$2,243,025
Less: Unamortized premium/discount and debt issuance costs(10)	(39,968)	(17,111)
Total	$3,349,120	$2,225,914
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2024, and includes the effect of interest rate swaps that were effective as of March 31, 2024. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of March 31, 2024, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.

(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2024, the applicable facility fee is 0.125% per annum, less a sustainability-related interest rate adjustment of 0.01% per annum.
(4)The unsecured revolving credit facility has two six-month extensions, and the $400.0 million unsecured term loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions. In March 2024, we submitted our notice to the lender to extend the maturity date of the $400.0 million unsecured term loan by one year to July 18, 2025.
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of March 31, 2024, and does not consider extension options available to us as noted in the table above (in thousands):

April 1, 2024 - December 31, 2024	$469,466
2025	100,973
2026	7,587
2027	1,019,078
2028	314,218
Thereafter	1,477,766
Total	$3,389,088

Issuance of Exchangeable Senior Notes
In March 2024, we issued $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The net proceeds from the issuance, after deducting the initial purchasers’ discounts, underwriting commissions and other offering expenses, were approximately $563.1 million for the 2027 Exchangeable Notes and $563.1 million for the 2029 Exchangeable Notes. Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of 2029 Exchangeable Notes) redeemed.
Before December 15, 2026 (in the case of the 2027 Exchangeable Notes) or December 15, 2028 (in the case of the 2029 Exchangeable Notes), noteholders will have the right to exchange their notes only upon the occurrence of certain events. From and after December 15, 2026 (in the case of the 2027 Exchangeable Notes) or December 15, 2028 (in the case of the 2029 Exchangeable Notes), noteholders may exchange their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date of the applicable series of Exchangeable Notes. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option. The initial exchange rate is 15.7146 shares of our common stock per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $63.64 per share of our common stock. The initial exchange price represents a premium of approximately 30.0% over the last reported sale price of $48.95 per share of our common stock on March 26, 2024.
We may not redeem the 2027 Exchangeable Notes at our option prior to their maturity. The 2029 Exchangeable Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after May 20, 2027 and on or before the 41st scheduled trading day immediately before the maturity date of the 2029 Exchangeable Notes, but only if the last reported sale price per share of our common stock exceeds 130% of the exchange price of the 2029 Exchangeable Notes for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2029 Exchangeable Notes to be redeemed, plus accrued and unpaid interest, if any.
If a fundamental change (e.g. change in control, delisting of our common stock or shareholders’ approval of liquidation or dissolution plan) occurs, then, subject to limited exception, noteholders may require us to repurchase their notes for cash at a repurchase price equal to the principal amount plus any accrued and unpaid interest. In addition, if a specific make-whole fundamental change occurs prior to the maturity date or if we issue a notice of redemption with respect to the 2029 Exchangeable Notes, the exchange rate will be increased, in certain circumstances by pre-defined amounts.
In connection with the offering for each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the applicable series of Exchangeable Notes, in certain circumstances, at a rate per annum not exceeding 0.5%. In addition, if those conditions are not satisfied after the regular record date immediately preceding the maturity date of Exchangeable Notes, then we will pay an additional interest payment at maturity for an amount equal to 3% of principal for the applicable series of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts is not probable as of March 31, 2024, they have not been recognized or included in the allocation of the proceeds from Exchangeable Notes as of March 31, 2024.
Credit Agreement
As of March 31, 2024, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. In March 2024, we submitted our notice to the lender to extend the maturity date of the $400.0 million unsecured term loan by one year to July 18, 2025. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
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
On March 31, 2024, we did not have any borrowings outstanding under the Revolver, leaving $1.0 billion available for future borrowings.
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

The $300.0 million of 5.000% Senior Notes due 2028, $400.0 million of 2.125% Senior Notes due 2030 and $400.0 million of 2.150% Senior Notes due 2031 (together the “Registered Notes”) contain the following covenants (as defined in the indentures) that we must comply with:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•Maintaining a ratio of secured debt to total asset value of not more than 40%;
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of March 31, 2024, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly debt covenants as of March 31, 2024.

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
    For the three months ended March 31, 2024, we recognized $204.3 million of rental income related to operating lease payments, of which $167.8 million are for fixed lease payments and $36.5 million are for variable lease payments, respectively. For the comparable three month-period ended March 31, 2023, we recognized $176.8 million of rental income related to operating lease payments, of which $144.8 million were for fixed lease payments and $32.0 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2024 (in thousands):

Twelve Months Ended March 31,
2025	$685,870
2026	615,758
2027	506,498
2028	388,387
2029	295,636
Thereafter	944,009
Total	$3,436,158
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of March 31, 2024, our office space leases have current remaining lease terms ranging from approximately one year to four years with options to renew for an additional term of five years each. As of March 31, 2024, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 36.8 and four additional ten-year options to renew.

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
    As of March 31, 2024, total ROU assets and lease liabilities were approximately $6.7 million and $8.4 million, respectively. As of December 31, 2023, total ROU assets and lease liabilities were approximately $7.0 million and $8.9 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended March 31,
Lease Cost(1) (in thousands)	2024	2023
Operating lease cost	$415	$484
Variable lease cost	43	33
Total lease cost	$458	$517
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
Other Information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$572	$583

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term(1)	45.7 years	43.4 years
Weighted-average discount rate(2)	3.85%	3.84%
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
    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of March 31, 2024 (in thousands):

March 31, 2024
April 1, 2024 - December 31, 2024	$1,725
2025	1,122
2026	681
2027	696
2028	164
Thereafter	19,887
Total undiscounted lease payments	$24,275
Less imputed interest	(15,851)
Total lease liabilities	$8,424

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at March 31, 2024 and December 31, 2023 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$5,922	$3,894
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$5,913	$3,886
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$200,000	$1,990	$951
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$100,000	$1,018	$503
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$100,000	$1,034	$522
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$860	$140
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

	Three Months Ended March 31,
	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$10,361	$(4,206)
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$3,382	$1,136
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$14,671	$13,701
(1)Includes losses that have been reclassified from AOCI into interest expense related to (i) the treasury rate lock agreements that were settled in August 2021 and March 2023 and for which amounts will continue to be reclassified over the ten-year and five-year terms of the hedged transactions, and (ii) the interest rate swap that was terminated in May 2022 and for which amounts will continue to be reclassified into interest expense through its original maturity date (November 2024).
As of March 31, 2024, we estimate that approximately $10.2 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next 12 months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2024 and December 31, 2023, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Interest rate swap asset	$16,737	$—	$16,737	$—
December 31, 2023
Interest rate swap asset	$9,896	$—	$9,896	$—

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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
March 31, 2024	$127,841	$—	$—	$127,841	$122,899
December 31, 2023	$129,908	$—	$—	$129,908	$122,784

Notes Payable at:
March 31, 2024	$3,225,672	$—	$—	$3,225,672	$3,349,120
December 31, 2023	$2,077,169	$—	$—	$2,077,169	$2,225,914

10.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, in management and leasing services revenue.

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
    As of March 31, 2024, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of March 31, 2024, we had commitments of approximately $232.8 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
    Concentrations of Credit Risk
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. Although from time to time we have deposits at institutions in excess of federally insured limits, we do not believe we are exposed to significant credit risk due to the financial position and high credit quality of the institutions in which those deposits are held.
    Concentration of Properties in Southern California
    As of March 31, 2024, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the three months ended March 31, 2024, no single tenant accounted for more than 5% of our total consolidated rental income.

12.    Equity
Preferred Stock
At March 31, 2024 and December 31, 2023, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			March 31, 2024		December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
Common Stock
ATM Program
On February 17, 2023, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “2023 ATM Program”). The 2023 ATM Program replaces our previous $1.0 billion ATM program, which was established on May 27, 2022.
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
During the three months ended March 31, 2024, we did not sell any shares of common stock directly through sales agents or enter into forward equity sale agreements under the 2023 ATM Program.

During the three months ended March 31, 2024, we physically settled the forward equity sale agreements that were outstanding as of December 31, 2023 under the 2023 ATM Program by issuing 3,010,568 shares of our common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
As of March 31, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Settlement of May 2023 Forward Equity Offering
In May 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 13,500,000 shares of common stock at an initial forward price of $55.24 per share (the “May 2023 Forward Sale Agreements”), pursuant to which the forward purchasers borrowed and sold an aggregate of 13,500,000 shares of common stock in the offering. In 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 11,246,966 shares of common stock, leaving a remaining 2,253,034 shares of common stock for settlement as of December 31, 2023.
During the three months ended March 31, 2024, we settled the outstanding May 2023 Forward Sale Agreements by issuing 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
March 2024 Forward Equity Offering
In March 2024, we entered into a forward equity sale agreement with a financial institution acting as forward purchaser in connection with an underwritten public offering of 17,179,318 shares of common stock (the “March 2024 Forward Sale Agreement”), pursuant to which, the forward purchaser borrowed and sold an aggregate of 17,179,318 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchaser at the time of the offering. The net forward sale price that we will receive upon physical settlement of the agreements, which was initially $48.61 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement.
As of March 31, 2024, we had not settled any portion of the March 2024 Forward Sale Agreement and currently expect to physically settle the 17,179,318 shares under the March 2024 Forward Sales Agreement by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of March 27, 2025. As of March 31, 2024, the net forward sale price was $48.63 and would result in $835.4 million in cash proceeds upon physical settlement of the shares under the March 2024 Forward Sales Agreement.
Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three and three months ended March 31, 2024 and 2023, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2024	2023
Accumulated other comprehensive income - beginning balance	$7,172	$8,247
Other comprehensive income (loss) before reclassifications	10,361	(4,206)
Amounts reclassified from accumulated other comprehensive income to interest expense	(3,382)	(1,136)
Net current period other comprehensive income (loss)	6,979	(5,342)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(229)	212
Other comprehensive income (loss) attributable to common stockholders	6,750	(5,130)
Accumulated other comprehensive income - ending balance	$13,922	$3,117
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, our three series of preferred units of partnership interest in the Operating Partnership (comprised of 4.43937%, 4.00% and 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “CPOP Units”)), and the preferred units of the private REIT that we acquired on July 18, 2022, that are not owned by us.
Operating Partnership Units
As of March 31, 2024, noncontrolling interests included 5,517,108 OP Units, 945,164 fully-vested LTIP units and 1,146,943 fully-vested performance units, and represented approximately 3.4% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the three months ended March 31, 2024, 53,949 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $2.1 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of March 31, 2024, a total of 552,791 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the three months ended March 31, 2024:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2024	348,440	$59.07	368,905	$54.19
Granted	214,292	$55.07	48,842	$52.85
Forfeited	(18,073)	$59.75	—	$—
Vested(1)	(105,540)	$57.17	(48,952)	$53.80
Balance at March 31, 2024	439,119	$57.55	368,795	$54.06
(1)During the three months ended March 31, 2024, 38,164 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2024:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2024 - December 31, 2024	26,244	143,865	366,004
2025	145,373	135,665	673,188
2026	120,286	73,693	701,025
2027	94,566	11,032	—
2028	52,650	4,540	—
Total	439,119	368,795	1,740,217
(1)Represents the maximum number of Performance Units that would become earned and vested in December of 2024, November/December of 2025, and December of 2026, in the event that the specified maximum total shareholder return (“TSR”) and FFO per share growth hurdles are achieved at the end of the three-year performance period for awards that were initially granted in December of 2021, November of 2022, and December of 2023, respectively.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Expensed share-based compensation(1)	$9,088	$8,178
Capitalized share-based compensation(2)	370	195
Total share-based compensation	$9,458	$8,373
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three months ended March 31, 2024 and 2023, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of March 31, 2024, total unrecognized compensation cost related to all unvested share-based awards was $65.3 million and is expected to be recognized over a weighted average remaining period of 28 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$64,277	$63,570
Less: Preferred stock dividends	(2,314)	(2,314)
Less: Net income attributable to noncontrolling interests	(2,906)	(3,064)
Less: Net income attributable to participating securities	(418)	(320)
Net income attributable to common stockholders – basic and diluted	$58,639	$57,872

Denominator:
Weighted average shares of common stock outstanding – basic	214,401,661	195,366,969
Effect of dilutive securities	36,252	412,038
Weighted average shares of common stock outstanding – diluted	214,437,913	195,779,007

Earnings per share — Basic
Net income attributable to common stockholders	$0.27	$0.30
Earnings per share — Diluted
Net income attributable to common stockholders	$0.27	$0.30
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of March 31, 2024, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three months ended March 31, 2024.

15.    Subsequent Events
Acquisitions
The following table summarizes the properties we acquired subsequent to March 31, 2024:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price (in thousands)(1)
4422 Airport Drive	Inland Empire West	4/5/2024	88,283	1	$26,725
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs.
    Dispositions
On April 16, 2024, we completed the sale of the property located at 2360-2364 East Sturgis Road in Oxnard, California for a contract price of $10.0 million.
Dividends and Distributions Declared
On April 15, 2024, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.4175	June 28, 2024	July 15, 2024
OP Units	$0.4175	June 28, 2024	July 15, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 14, 2024	June 28, 2024
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 14, 2024	June 28, 2024
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 14, 2024	June 28, 2024
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 14, 2024	June 28, 2024
Conversion of Series 1 CPOP Units to OP Units
On April 10, 2024, we exercised our conversion right to convert all 593,960 4.43937% Cumulative Redeemable Convertible Preferred Units (the “Series 1 CPOP Units”) of partnership interest in the Operating Partnership into 593,960 OP Units. In connection with the conversion of the Series 1 CPOP Units, we paid the holder a prorated cash distribution of $30 thousand for the period from April 1, 2024 through April 9, 2024.

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
    Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, our consolidated portfolio consisted of 422 properties with approximately 49.2 million rentable square feet.
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
2024 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 1.3% to $58.6 million for the three months ended March 31, 2024, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 20.3% to $123.5 million for the three months ended March 31, 2024, compared to the prior year.
•Net operating income (NOI)(1) increased by 14.9% to $163.5 million for the three months ended March 31, 2024, compared to the prior year.
•Total portfolio occupancy at March 31, 2024 was 92.8%.
•Same Property Portfolio(2) average occupancy for the three months ended March 31, 2024 was 96.8% and ending occupancy at March 31, 2024 was 96.4%.
•Executed a total of 114 new and renewal leases with a combined 3.2 million rentable square feet, with leasing spreads of 17.3% on a GAAP basis and 13.2% on a cash basis. Excluding one lease extension on a 1.1 million rentable square foot lease, leasing spreads were 53.0% on a GAAP basis and 33.6% on a cash basis.
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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 2 of this Form 10-Q.

Acquisitions
•During the first quarter of 2024, we completed $1.1 billion in total investments representing 49 properties with 3.2 million rentable square feet of buildings on 158 acres of land.
Repositioning & Redevelopment
•During the first quarter of 2024, we stabilized two of our repositioning projects located at 9755 Distribution Avenue and 8902-8940 Activity Road, with two spaces totaling 38,021 square feet.
•During the first quarter of 2024, we leased our repositioning property located at 444 Quay Avenue. The lease commenced in April 2024. We also pre-leased our repositioning property located at 17311 Nichols Lane. The lease is expected to commence in the third quarter of 2024 following the completion of construction.
•During the first quarter of 2024, we also completed construction of four other repositioning/redevelopment properties located at 500 Dupont Avenue, 11308-11350 Penrose Street, 4039 Calle Platino and 3071 Coronado Street. As of March 31, 2024 these four properties and two other properties located at 20851 Currier Road and 12752-12822 Monarch Street, were in the lease-up stage.
Equity
•During the first quarter of 2024, we issued 5,263,602 shares of common stock for total net proceeds of $290.2 million through the following equity transactions:
◦We settled the forward equity sale agreement that was outstanding as of December 31, 2023 under our 2023 at-the-market equity offering program by issuing 3,010,568 shares of our common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
◦We settled the remaining forward equity sale agreements related to our May 2023 underwritten public offering by issuing 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
•In March 2024, we completed a public offering of 17,179,318 shares of common stock to an existing long-only investor based on the West Coast, subject to a forward equity sale agreement, at a price of $48.95 per share for a gross offering value of $840.9 million.
•As of the date of this filing, we had approximately $837.3 million of forward net proceeds remaining for settlement prior to March 27, 2025, based on a weighted average forward sale price of $48.74 per share.
Financing
•In March 2024, we completed the issuance of three-year $575.0 million exchangeable senior notes with a 4.375% coupon and a 30% conversion premium and five-year $575.0 million exchangeable senior notes with a 4.125% coupon and a 30% conversion premium. Net proceeds were approximately $1.126 billion after deducting the initial purchasers' discounts and commissions and offering expenses.
Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector continues to exhibit strong long-term fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply due to high land and redevelopment costs and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. Meanwhile, despite the post-pandemic normalization of demand, underlying tenant demand within our infill target markets continues to be healthy, which is illustrated by strong renewal leasing activity, a dynamic regional economy, continued ecommerce activity and delivery volumes, as well as further compression of delivery time-frames to consumers and to businesses, increasing the significance of last-mile facilities for timely fulfillment. While we believe that our infill Southern California industrial property markets have demonstrated a high degree of resiliency related to occupancy and rental rates in the context of key market drivers over the last several years, we expect some ongoing volatility within our markets through the near term, principally driven by continued inflation and heightened uncertainty in the interest rate environment exacerbated by the current global geopolitical unrest. Market rent growth has normalized and decreased in the quarter in our infill Southern California markets, after increasing by approximately 80%, on average, through the pandemic.
Tenant demand remains healthy within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the first quarter of 2024 is demonstrated through the Company’s strong leasing spreads and volume and retention rate (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food, construction and logistics, as well as by an emerging electric vehicle industry, among other sectors. We also continue to observe a notable volume of ecommerce-oriented tenants securing space within our infill property locations driven in part by delivery demand associated with last-mile distribution and local omnichannel retail fulfillment which are driving discernible shifts in inventory-handling strategies among retailers and distributors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand over the long-term.
We believe our portfolio’s leasing performance during the first quarter of 2024 has generally outpaced that of the infill markets within which we operate, and, as discussed in more detail below, our target infill markets continue to operate at high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, with last-mile infill locations and a smaller average tenant size versus other non-infill competitors, is well positioned to serve regional consumption and less susceptible to changes in global trade flows. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased quarter-over-quarter and average asking lease rates decreased slightly quarter-over-quarter. Occupancy generally remains at high levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, average asking lease rates decreased quarter-over-quarter and vacancy increased quarter-over-quarter while still remaining at low vacancy levels. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased slightly quarter-over-quarter, primarily due to excess new construction supply in larger unit size ranges, and average taking lease rates in the market decreased quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy increased quarter-over-quarter and average asking lease rates increased quarter-over-quarter.
In Ventura County, vacancy was flat quarter-over-quarter and average asking lease rates increased quarter-over-quarter.

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
As of March 31, 2024, 28 of our properties were under current repositioning or redevelopment and seven of our properties were in the lease-up stage. In addition, we have a pipeline of nine additional properties for which we anticipate beginning repositioning/redevelopment construction work between the second quarter of 2024 and the second quarter of 2025. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2023 and 2024, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. Furthermore, we estimate that over the next four years we have up to approximately 5.0 million rentable square feet of additional repositioning/redevelopment projects embedded in our portfolio that are not currently listed in the tables below. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 3/31/2024
Current Repositioning:
2880 Ana Street (South Bay)	LA	LAND	LAND	3Q-2023	2Q-2024	—%
14434-14527 San Pedro Street (South Bay)	LA	58,094	58,094	3Q-2023	2Q-2025	—%
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258	3Q-2023	4Q-2025	100%(3)
263-321 Gardena Blvd (South Bay)	LA	55,238	55,238	4Q-2023	3Q-2024	—%
17311 Nichols Lane (OC West)	OC	104,182	104,182	1Q-2024	2Q-2024	100%(4)
East 27th Street (Central LA)	LA	300,389	126,563	1Q-2024	4Q-2024	58%
122-125 N. Vinedo Avenue (SF Valley)	LA	48,381	48,381	1Q-2024	4Q-2024	—%
1020 Bixby Drive (SG Valley)	LA	56,915	56,915	1Q-2024	4Q-2024	—%
12907 Imperial Highway (Mid-Counties)	LA	101,080	101,080	1Q-2024	4Q-2024	—%
17000 Kingsview (South Bay)	LA	100,121	100,121	1Q-2024	1Q-2025	77%(5)
29125 Avenue Paine (SF Valley)	LA	175,897	175,897	1Q-2024	3Q-2025	100%(6)
Total Current Repositioning		1,135,555	961,729

Lease-up (Repositioning):
20851 Currier Road (SG Valley)	LA	59,412	59,412	1Q-2023	2Q-2023	100%(7)
444 Quay Avenue (South Bay)	LA	26,700	26,700	1Q-2023	1Q-2024	100%(8)
500 Dupont Avenue (IE - West)	SB	274,898	274,898	1Q-2023	1Q-2024	—%
11308-11350 Penrose Street (SF Valley)	LA	151,011	71,547	1Q-2023	1Q-2024	53%
4039 Calle Platino (North County SD)	SD	143,663	73,807	2Q-2023	1Q-2024	79%
Total Lease-up (Repositioning)		655,684	506,364

Future Repositioning:
19301 Santa Fe Avenue (South Bay)	LA	LAND	LAND	2Q-2024	1Q-2025	—%
East 46th Street (Central LA)	LA	190,663	78,928	2Q-2024	2Q-2025	75%
3131 Harcourt Street (South Bay)	LA	34,000	34,000	3Q-2024	3Q-2025	56%
14400 Figueroa Street (South Bay)	LA	56,700	56,700	3Q-2024	4Q-2025	—%
8985 Crestmar Point (Central SD)	SD	53,395	53,395	4Q-2024	3Q-2025	87%
Total Future Repositioning		334,758	223,023

– See footnotes on page 43 –

			Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(9)	Start	Completion	Total Property Leased % at 3/31/2024
Current Redevelopment:
1055 Sandhill Avenue (South Bay)	LA	127,857	3Q-2021	2Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571	3Q-2021	1Q-2025	—%
9920-10020 Pioneer Blvd (Mid-Counties)	LA	162,231	4Q-2021	2Q-2024	—%
1901 Via Burton (North OC)	OC	139,449	1Q-2022	2Q-2024	—%
3233 Mission Oaks Blvd. (Ventura)(10)	VC	117,358	2Q-2022	2Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498	3Q-2022	3Q-2024	—%
8888-8992 Balboa Avenue (Central SD)	SD	123,488	3Q-2022	3Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483	4Q-2022	2Q-2024	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,447	4Q-2022	4Q-2024	—%
4416 Azusa Canyon Road (SG Valley)	LA	130,063	4Q-2022	4Q-2024	—%
15010 Don Julian Road (SG Valley)	LA	219,242	1Q-2023	1Q-2025	—%
21515 Western Avenue (South Bay)	LA	84,100	2Q-2023	1Q-2025	—%
12772 San Fernando Road (SF Valley)	LA	143,421	3Q-2023	4Q-2024	—%
19900 Plummer Street (SF Valley)	LA	79,900	3Q-2023	4Q-2024	—%
Rancho Pacifica - Bldg 5 (South Bay)(11)	LA	76,500	4Q-2023	4Q-2024	—%
1500 Raymond Avenue (North OC)	OC	138,497	4Q-2023	1Q-2025	—%
17907-18001 Figueroa Street (South Bay)	LA	76,722	4Q-2023	4Q-2024	—%
Total Current Redevelopment		2,123,827

Lease-up (Redevelopment):
12752-12822 Monarch St. (West OC)(12)	OC	163,864	1Q-2022	2Q-2023	See note (12)
3071 Coronado Street (North OC)	OC	105,173	1Q-2023	1Q-2024	—%
Total Lease-up (Redevelopment)		269,037

Future Redevelopment:
13711 Freeway Drive (Mid-Counties)	LA	104,500	3Q-2024	4Q-2025	100%
14940 Proctor Road (SG Valley)	LA	165,537	3Q-2024	4Q-2025	100%
7815 Van Nuys Blvd (SF Valley)	LA	77,000	4Q-2024	4Q-2025	56%
404-430 Berry Way (North OC)	OC	147,000	2Q-2025	3Q-2026	16%
Total Future Redevelopment		494,037

– See footnotes on page 43 –

Property Stabilized:(13)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 3/31/2024
8210-8240 Haskell Avenue (SF Valley)(14)	LA	52,934	1Q-2024	50%
9755 Distribution Avenue (Central SD)	SD	24,071	1Q-2024	100%
8902-8940 Activity Road (Central SD)	SD	13,950	1Q-2024	98%
Total 2024 Stabilized		90,955

12821 Knott Street (West OC)	OC	165,171	2Q-2023	100%
12133 Greenstone Avenue (Mid-Counties)	LA	LAND	2Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	122,514	2Q-2023	100%
15601 Avalon Boulevard (South Bay)	LA	86,879	2Q-2023	100%
19431 Santa Fe Avenue (South Bay)	LA	LAND	4Q-2023	100%
2800 Casitas Avenue (SF Valley)	LA	116,158	4Q-2023	100%
Total 2023 Stabilized		490,722

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
(2)“Total Property Rentable Square Feet” is the total rentable square footage of the entire property or particular building(s) (footnoted if applicable) under repositioning/lease-up. “Repositioning/Lease-up Rentable Square Feet” is the actual rentable square footage that is subject to repositioning at the property/buildings and may be less than Total Property Rentable Square Feet.
(3)As of March 31, 2024, 29120 Commerce Center Drive has been leased on a short-term basis through June 30, 2025. We are currently performing repositioning work around the short-term tenant.
(4)As of March 31, 2024, 17311 Nichols Lane has been leased and the tenant is expected to take occupancy in the third quarter of 2024 upon completion of the repositioning.
(5)As of March 31, 2024, 17000 Kingsview Avenue has been partially leased on a short-term basis through July 31, 2024. We are currently performing repositioning work around the short-term tenant.
(6)As of March 31, 2024, 29125 Avenue Paine has been leased on a short-term basis through June 30, 2025. We are currently performing repositioning work around the short-term tenant.
(7)As of March 31, 2024, 20851 Currier Road has been leased on a short-term basis through June 9, 2024.
(8)As of March 31, 2024, 444 Quay has been leased and the tenant is expected to take occupancy in the second quarter of 2024.
(9)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(10)As of March 31, 2024, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We are constructing one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.
(11)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and are constructing a new building comprising approximately 76,500 rentable square feet in its place.
(12)As of March 31, 2024, 12752-12822 Monarch Street comprises 275,189 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that were not redeveloped. We repositioned 65,968 rentable square feet, demolished 99,925 rentable square feet and constructed a new 97,896 rentable square foot building in its place.
(13)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(14)As of March 31, 2024, 8210-8240 Haskell Avenue reached one year from the date of completion of repositioning work.

Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $7.9 million of interest expense and $2.4 million of insurance and real estate tax expenses during the three months ended March 31, 2024, respectively, related to our repositioning and redevelopment projects.
Construction Costs and Timing
Continued inflationary and supply chain pressures have led to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, have led to an overall increase in budgeted and actual construction costs as well as delays in starting and completing certain of our redevelopment projects. While low vacancy in our markets and continued rent growth (see “—Leasing Activity and Rental Rates” below) over the last several years has helped to mitigate some of the impact of rising construction costs and project delays, additional increases in costs, further delays or declining market rents could result in a lower expected yield on our redevelopment projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of March 31, 2024, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 92.8% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of March 31, 2024, 28 of our properties with a combined 3.1 million of estimated rentable square feet at completion are under current repositioning or redevelopment, seven properties with a combined 0.8 million of rentable square feet are in lease-up, and we have a near-term pipeline of nine repositioning and redevelopment projects with a combined 0.7 million of estimated rentable square feet at completion. Additionally, we have 0.5 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 4.3% of our total consolidated portfolio square footage as of March 31, 2024. Including vacant space at these properties, our weighted average occupancy rate as of March 31, 2024 in our Los Angeles, Orange County and San Bernardino markets was 93.8%, 89.4% and 90.9%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of March 31, 2024, in these markets was 97.8%, 96.8% and 95.5%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Although there has been a post-COVID normalization of market vacancy over the past year, the Los Angeles, Orange County, San Bernardino and San Diego markets are generally experiencing healthy tenant demand and low product availability. Accordingly, our properties in these markets have generally exhibited a similar trend. Although we cannot predict how our markets may perform in future periods, we believe that general market conditions will remain healthy through the remainder of 2024, and the long-term opportunity to increase occupancy and rental rates at our properties will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2024:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2024	50	830,941	4.2	$15.88	41.3%	31.2%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2024	64	2,398,076	3.1	$14.62	14.8%	11.3%	152	3,819,253	82.2%
Excluding One Lease Extension:(8)
Q1-2024	63	1,296,236	4.1	$13.18	56.8%	34.4%
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
(4)The GAAP and cash re-leasing spreads for new leases executed during the three months ended March 31, 2024, exclude 19 leases aggregating 605,362 rentable square feet for which there was no comparable lease data. Of these 19 excluded leases, nine leases for 265,696 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2024, exclude four leases aggregating 593,951 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(6)Includes leases totaling 732,083 rentable square feet that expired during the three months ended March 31, 2024, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
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
(8)Reflects our renewal leasing activity, weighted average lease term, effective rent per square foot and leasing spreads excluding a 1.1 million square foot lease extension with Tireco, Inc. at 10545 Production Avenue. The original Tireco, Inc. lease expiration date was January 2025 and included a fixed rate renewal option. During the three months ended March 31, 2024, the lease was extended through January 2027 at the current in-place rent at the time of execution and includes a 4% contractual rent increase in 2026 and two months of rent abatement. This lease extension was excluded for comparability purposes, in order to allow investors to make investment decisions based on our quarterly leasing statistics as compared to our prior periods.

Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of March 31, 2024, we have 28 current repositioning/redevelopment projects with estimated construction completion periods ranging from the second quarter of 2024 through the fourth quarter of 2025, and an additional nine repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the third quarter of 2026. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2024, for each of the 10 full and partial calendar years beginning with 2024 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,460,651	3.0%	$—	—%	$—
Repositioning/Redevelopment(6)	—	2,093,336	4.3%	—	—%	$—
MTM Tenants	6	159,555	0.3%	2,035	0.3%	$12.75
Remainder of 2024	305	4,765,435	9.7%	66,373	9.4%	$13.93
2025	412	7,078,963	14.4%	98,851	14.0%	$13.96
2026	378	8,741,930	17.8%	123,017	17.4%	$14.07
2027	221	7,339,682	14.9%	115,408	16.3%	$15.72
2028	148	5,267,474	10.7%	97,503	13.8%	$18.51
2029	78	3,368,238	6.9%	52,069	7.4%	$15.46
2030	28	1,978,712	4.0%	30,438	4.3%	$15.38
2031	25	3,213,646	6.5%	46,874	6.6%	$14.59
2032	16	973,530	2.0%	20,782	2.9%	$21.35
2033	10	386,007	0.8%	7,182	1.0%	$18.61
Thereafter	39	2,335,057	4.7%	46,117	6.6%	$19.75
Total Consolidated Portfolio	1,666	49,162,216	100.0%	$706,649	100.0%	$15.49
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2024, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2024.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2024.
(5)Represents vacant space (not under repositioning/redevelopment) as of March 31, 2024. Includes leases aggregating 425,142 rentable square feet that had been signed but had not yet commenced as of March 31, 2024.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”) or redevelopment properties as of March 31, 2024.
As of March 31, 2024, in addition to 1.5 million rentable square feet of currently available space in our portfolio and approximately 2.1 million rentable square feet of vacant space under current repositioning, leases representing 9.7% and 14.4% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2024 and 2025, respectively. During the three months ended March 31, 2024, we renewed 64 leases for 2.4 million rentable square feet, resulting in a retention rate of 82.2%. Our retention rate during the period was impacted by the combination of low vacancy and healthy demand in many of our key markets. During the three months ended March 31, 2024, new and renewal leases had a weighted average term of 4.2 and 4.1 years (excluding the 1.1 million square foot lease extension noted above under “—Leasing Activity and Rental Rates”), and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2024 and 2025 represent approximately 9.4% and 14.0%, respectively, of the total annualized base rent for our portfolio as of March 31, 2024. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2024 and 2025 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
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

Taxable REIT Subsidiary
As of March 31, 2024, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company.  We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.  Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2024 and 2023. Additionally, the taxable REIT subsidiary had minimal activity during these periods.

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

In our Annual Report on Form 10-K for the year ended December 31, 2023 and in “Note 2 - Summary of Significant Accounting Policies” to the consolidated financial statements under Item 1 of this report on Form 10-Q, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.
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
For the three months ended March 31, 2024 and 2023, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2023 through March 31, 2024, and that were stabilized prior to January 1, 2023, which consisted of buildings aggregating approximately 37.1 million rentable square feet at 296 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2023 through March 31, 2024, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2023 or 2024, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 68 properties aggregating approximately 7.5 million rentable square feet that were purchased between January 1, 2023 and March 31, 2024, and the two properties aggregating approximately 0.1 million rentable square feet that were sold between January 1, 2023 and March 31, 2024.
At March 31, 2024 and 2023, our Same Property Portfolio occupancy was approximately 96.4% and 97.0%, respectively. For the three months ended March 31, 2024 and 2023, our Same Property Portfolio weighted average occupancy was approximately 96.8% and 97.0%, respectively.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
	2024	2023		Change	2024	2023		Change
REVENUES
Rental income	$171,557	$162,571	$8,986	5.5%	$210,990	$185,164	$25,826	13.9%
Management and leasing services	—	—	—	—%	132	190	(58)	(30.5)%
Interest income	—	—	—	—%	2,974	882	2,092	237.2%
TOTAL REVENUES	171,557	162,571	8,986	5.5%	214,096	186,236	27,860	15.0%
OPERATING EXPENSES
Property expenses	38,928	36,840	2,088	5.7%	47,482	42,825	4,657	10.9%
General and administrative	—	—	—	—%	19,980	18,197	1,783	9.8%
Depreciation and amortization	52,047	48,367	3,680	7.6%	66,278	59,429	6,849	11.5%
TOTAL OPERATING EXPENSES	90,975	85,207	5,768	6.8%	133,740	120,451	13,289	11.0%
OTHER EXPENSES
Other expenses	—	—	—	—%	1,408	647	761	117.6%
Interest expense	—	—	—	—%	14,671	13,701	970	7.1%
TOTAL EXPENSES	90,975	85,207	5,768	6.8%	149,819	134,799	15,020	11.1%
Gains on sale of real estate	—	—	—	—%	—	12,133	(12,133)	(100.0)%
NET INCOME	$80,582	$77,364	$3,218	4.2%	$64,277	$63,570	$707	1.1%
Rental Income
In the following table, we present the components of rental income for the three months ended March 31, 2024 and March 31, 2023, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
Category	2024	2023		Change	2024	2023		Change
Rental revenue(1)	$141,451	$134,005	$7,446	5.6%	$174,494	$153,181	$21,313	13.9%
Tenant reimbursements(2)	29,403	28,071	1,332	4.7%	35,650	31,419	4,231	13.5%
Other income(3)	703	495	208	42.0%	846	564	282	50.0%
Rental income	$171,557	$162,571	$8,986	5.5%	$210,990	$185,164	$25,826	13.9%
Our Same Property Portfolio and Total Portfolio rental income increased by $9.0 million, or 5.5%, and $25.8 million, or 13.9%, respectively, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $7.4 million, or 5.6%, and $21.3 million, or 13.9%, respectively, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by an increase of $1.2 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection primarily related to a single tenant, a decrease in average occupancy rates, and a decrease of $0.6 million in amortization of net below-market lease intangibles. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 68 properties we acquired between January 1, 2023 and March 31, 2024.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.3 million, or 4.7%, and our Total Portfolio tenant reimbursements revenue increased by $4.2 million, or 13.5%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable insurance expenses due to higher overall premiums, higher reimbursable property tax expenses and higher billings for other reimbursable expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 68 properties we acquired between January 1, 2023 and March 31, 2024.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.2 million, or 42.0%, and $0.3 million, or 50.0%, respectively, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in fees charged for late rental payments and an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue decreased by $0.1 million, or 30.5%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Interest Income
Interest income increased from $0.9 million for the three months ended March 31, 2023 to $3.0 million for the three months ended March 31, 2024, due to a $2.5 million increase related to interest earned on the $125.0 million loan that we originated in October 2023, partially offset by a $0.4 million decrease in interest earned on our money market accounts primarily due to a decrease in the average cash balance invested.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $2.1 million, or 5.7%, and $4.7 million, or 10.9%, respectively, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in our Same Property Portfolio property expenses is primarily due to increases in insurance expenses as a result of higher premiums, repairs and maintenance expenses, allocated overhead costs reflecting a higher employee headcount and labor costs, and property tax expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 68 properties we acquired between January 1, 2023 and March 31, 2024.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $1.8 million, or 9.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2023 and 2022, payroll related costs and accrued bonus expense due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense increased by $3.7 million, or 7.6%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2023, partially offset by acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2023. Our Total Portfolio depreciation and amortization expense increased by $6.8 million, or 11.5%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the incremental expense from the 68 properties we acquired between January 1, 2023 and March 31, 2024.
Other Expenses
Our Total Portfolio other expenses increased by $0.8 million from $0.6 million for the three months ended March 31, 2023 to $1.4 million for three months ended March 31, 2024, primarily due to an increase of $0.7 million in construction demolition costs and an increase of $0.3 million in write-offs of construction costs related to cancelled projects, partially offset by a $0.2 million impairment charge recorded in the first quarter of 2023 to reduce the carrying value of the right-of-use asset related to one of our office space leases resulting from the early termination of our sublease tenant.
Interest Expense
Our Total Portfolio interest expense increased by $1.0 million, or 7.1%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in interest expense is primarily comprised of the following: (i) a $4.0 million increase related to the $300.0 million of 5.000% Senior Notes due 2028 offering we completed in March 2023, and (ii) a $0.6 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024. These increases were partially offset by the following decreases: (i) a $2.9 million decrease due to an increase in capitalized interest related to repositioning and redevelopment activity and (ii) a $0.4 million decrease related to the $400.0 million term loan facility which we started to hedge effective on April 3, 2023, and (iii) a $0.1 million decrease related to the $60.0 million term loan which we started to hedge effective on April 3, 2023.
Gains on Sale of Real Estate
During the three months ended March 31, 2024, we did not complete any property dispositions. During the three months ended March 31, 2023, we recognized gains on sale of real estate of $12.1 million from the disposition of one property that was sold for a gross sales price of $17.0 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$64,277	$63,570
Adjustments:
Depreciation and amortization	66,278	59,429
Gains on sale of real estate	—	(12,133)
Funds From Operations (FFO)	$130,555	$110,866
Adjustments:
Acquisition expenses	50	73
Impairment of right-of-use asset	—	188
Amortization of loss on termination of interest rate swaps	59	59
Non-capitalizable demolition costs	998	340
Write-offs of below-market lease intangibles related to terminations(1)	—	(1,318)
Core FFO	$131,662	$110,208
Less: preferred stock dividends	(2,314)	(2,314)
Less: Core FFO attributable to noncontrolling interests(2)	(5,226)	(4,809)
Less: Core FFO attributable to participating securities(3)	(575)	(425)
Core FFO attributable to common stockholders	$123,547	$102,660
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2024	2023
Rental income	$210,990	$185,164
Less: Property expenses	47,482	42,825
Net Operating Income	$163,508	$142,339
Above/(below) market lease revenue adjustments	(7,591)	(8,290)
Straight line rental revenue adjustment	(7,368)	(7,628)
Cash Net Operating Income	$148,549	$126,421

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$64,277	$63,570
Adjustments:
General and administrative	19,980	18,197
Depreciation and amortization	66,278	59,429
Other expenses	1,408	647
Interest expense	14,671	13,701
Management and leasing services	(132)	(190)
Interest income	(2,974)	(882)
Gains on sale of real estate	—	(12,133)
Net Operating Income	$163,508	$142,339
Above/(below) market lease revenue adjustments	(7,591)	(8,290)
Straight line rental revenue adjustment	(7,368)	(7,628)
Cash Net Operating Income	$148,549	$126,421
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$64,277	$63,570
Interest expense	14,671	13,701
Depreciation and amortization	66,278	59,429
Gains on sale of real estate	—	(12,133)
EBITDAre	$145,226	$124,567

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At March 31, 2024, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of March 31, 2024, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.4 billion, with $469.7 million due within 12 months (including the $400.0 unsecured term loan facility maturing on July 19, 2024, which can be extended for two additional one-year terms at our option, the first of which we have requested to exercise by submitting our notice to the lender in March 2024, and the $60,000 secured term loan maturing on October 27, 2024, which can be extended for three one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $489.3 million, of which $110.1 million is due within 12 months;
•Commitments of $232.8 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $24.3 million, of which $2.1 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of March 31, 2024, our cash and cash equivalents were $337.0 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.0 billion available for future borrowings.

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
ATM Program
On February 17, 2023, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “2023 ATM Program”). The 2023 ATM Program replaces our previous $1.0 billion ATM Program, which was established on May 27, 2022.
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
During the three months ended March 31, 2024, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the 2023 ATM Program.
During the three months ended March 31, 2024, we physically settled the forward equity sale agreements that were outstanding as of December 31, 2023 under the 2023 ATM Program by issuing 3,010,568 shares of our common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
As of March 31, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
Issuance of Exchangeable Senior Notes — In March 2024, we issued $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029. The net proceeds from the issuance, after deducting the initial purchasers’ discounts, underwriting commissions and other offering expenses, were approximately $563.1 million for the 2027 Exchangeable Notes and $563.1 million for the 2029 Exchangeable Notes. Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of 2029 Exchangeable Notes) redeemed.

Before December 15, 2026 (in the case of the 2027 Exchangeable Notes) or December 15, 2028 (in the case of the 2029 Exchangeable Notes), noteholders will have the right to exchange their notes only upon the occurrence of certain events. From and after December 15, 2026 (in the case of the 2027 notes) or December 15, 2028 (in the case of the 2029 notes), noteholders may exchange their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date of the applicable series of Exchangeable Notes. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option. The initial exchange rate is 15.7146 shares of our common stock per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $63.64 per share of our common stock. The initial exchange price represents a premium of approximately 30.0% over the last reported sale price of $48.95 per share of our common stock on March 26, 2024.
March 2024 Forward Equity Offering — In March 2024, we entered into a forward equity sale agreement with a financial institution acting as forward purchaser in connection with an underwritten public offering of 17,179,318 shares of common stock (the “March 2024 Forward Sale Agreement”), pursuant to which, the forward purchaser borrowed and sold an aggregate of 17,179,318 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchaser at the time of the offering. The net forward sale price that we will receive upon physical settlement of the agreement, which was initially $48.61 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement.
As of March 31, 2024, we had not settled any portion of the March 2024 Forward Sale Agreement and currently expect to physically settle the 17,179,318 shares under the March 2024 Forward Sale Agreement by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of March 27, 2025. As of April 19, 2024, the date of this Quarterly Report on Form 10-Q, the net forward sale price was $48.74 and would result in $837.3 million of cash proceeds upon physical settlement of the shares under the March 2024 Forward Sale Agreement.
Settlement of May 2023 Forward Equity Offering — On May 10, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 13,500,000 shares of common stock at an initial forward price of $55.24 per share (the “May 2023 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 13,500,000 shares of common stock in the offering. During 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 11,246,966 shares of common stock, leaving a remaining 2,253,034 shares of common stock for settlement as of December 31, 2023.
During the first quarter of 2024, we settled the outstanding May 2023 Forward Sale Agreements by issuing 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
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
During the three months ended March 31, 2024, we did not complete any property dispositions. Subsequent to March 31, 2024, we completed the disposition of one property for a sales price of $10.0 million and net cash proceeds of $9.8 million. We intend to use the net cash proceeds from this sale to partially fund future acquisitions through a 1031 Exchange transaction.
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

Investment Grade Rating
Our credit ratings at March 31, 2024, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at March 31, 2024, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of March 31, 2024, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. In March 2024, we submitted our notice to the lender to extend the maturity date of the $400 Million Term Loan by one year to July 18, 2025. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) 1-month SOFR (“Term SOFR”) plus the applicable margin; (ii) daily Secured Overnight Financing Rate (“SOFR”) plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, as of the filing date of this Quarterly Report on Form 10-Q, we completed five acquisitions representing 50 properties with a combined 3.3 million rentable square feet of buildings on 163 acres of land, for an aggregate purchase price of $1.1 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report, we have approximately $275.0 million of investments under contract or accepted offer. There can be no assurance we will complete any such transactions. While the actual number of investments that we complete will be dependent upon a number of factors, in the short term, we expect to fund our investments through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the investments we completed during the three months ended March 31, 2024.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of March 31, 2024, 28 of our properties were under current repositioning and redevelopment and we have a pipeline of nine additional properties for which we anticipate beginning construction work between the second quarter of 2024 and the second quarter of 2025. We currently estimate that approximately $405.7 million of capital will be required over the next three years (2Q-2024 through 3Q-2026) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program and settlement of the March 2024 Forward Sale Agreement, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2024
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$62,037	26,409,973	$2.35
Recurring Capital Expenditures(5)	2,990	46,208,746	$0.06
Total Capital Expenditures	$65,027
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
On April 15, 2024, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.4175	June 28, 2024	July 15, 2024
OP Units	$0.4175	June 28, 2024	July 15, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 14, 2024	June 28, 2024
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 14, 2024	June 28, 2024
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	June 14, 2024	June 28, 2024
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 14, 2024	June 28, 2024

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2024:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/26/2026	(3)	S+0.685%	(4)	6.125%	(5)	$—
$400M Term Loan	7/19/2024	(3)	S+0.760%	(4)	4.832%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$575M Exchangeable Senior Notes due 2027(7)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.760%	(4)	3.677%	(8)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(7)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,275,000

Secured Debt:
11600 Los Nietos Road	5/1/2024		n/a		4.190%		2,246
$60M Term Loan(9)	10/27/2024	(9)	S+1.250%	(9)	5.060%		60,000
5160 Richton Street	11/15/2024		n/a		3.790%		3,997
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,520
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,951
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,502
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,832
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,692
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,848
Total Secured Debt							$114,088
Total Consolidated Debt					3.827%		$3,389,088
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2024, and includes the effect of interest rate swaps that were effective as of March 31, 2024. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $40.0 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2024.
(3)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions. In March 2024, we submitted our notice to the lender to extend the maturity date of the $400 Million Term Loan by one year to July 18, 2025.
(4)As of March 31, 2024, the interest rates on these loans are comprised of daily SOFR for both the Revolver and $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Loans, depending on our leverage ratio and investment grade ratings, minus a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.

(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2024, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%. The effective rate assumes daily SOFR of 5.340% as of March 31, 2024.
(6)Effective April 3, 2023, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.83231% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(7)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(8)As of March 31, 2024, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.67725% after adding the SOFR adjustment and applicable margin and subtracting the sustainability-related interest rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Effective April 3, 2023, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2024:

	Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	4.2	3.827%	$3,389,088	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	2.0	4.544%	$114,088	3%
Unsecured	4.3	3.802%	$3,275,000	97%
(1)Includes the effect of interest rate swaps that were effective as of March 31, 2024. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $40.0 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2024.
(3)Fixed-rate debt includes our variable rate debts that have been effectively fixed through the use of interest rate swaps through maturity.
At March 31, 2024, we had consolidated indebtedness of $3.4 billion, reflecting a net debt to total combined market capitalization of approximately 20.9%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.

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
We were in compliance with all of our quarterly debt covenants as of March 31, 2024.
Cash Flows
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Cash provided by operating activities	$133,756	$119,506	$14,250
Cash used in investing activities	$(1,153,782)	$(765,878)	$(387,904)
Cash provided by financing activities	$1,323,542	$879,443	$444,099
Net cash provided by operating activities. Net cash provided by operating activities increased by $14.3 million to $133.8 million for the three months ended March 31, 2024, compared to $119.5 million for the three months ended March 31, 2023. The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2023 and the increase in Cash NOI from our Same Property Portfolio, partially offset by changes in working capital.
Net cash used in investing activities. Net cash used in investing activities increased by $387.9 million to $1.2 billion for the three months ended March 31, 2024, compared to $765.9 million for the three months ended March 31, 2023. The increase was primarily attributable to a $333.8 million increase in cash paid for property acquisitions, a $35.7 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects, and a $16.2 million decrease in proceeds from the sale of real estate for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities increased by $444.1 million to $1.3 billion for the three months ended March 31, 2024, compared to $0.9 billion for the three months ended March 31, 2023. The increase was primarily attributable to the following: (i) an increase of $1.1 billion in net cash proceeds from the issuance of the Exchangeable Notes in March 2024. This increase was partially offset by the following: (i) a decrease of $362.5 million in net cash proceeds from the issuance of shares of our common stock, (ii) a decrease of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes in March 2023 and (iii) a decrease of $21.7 million due to higher dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding.
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

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 8 – Interest Rate Derivatives” to our consolidated financial statements.
As of March 31, 2024, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.39 billion. As of March 31, 2024, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of March 31, 2024, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors as set forth in that document.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	273	$52.81	N/A	N/A
February 1, 2024 to February 29, 2024	183	$52.67	N/A	N/A
March 1, 2024 to March 31, 2024	37,708	$52.11	N/A	N/A
	38,164	$52.12	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed by the registrant on July 15, 2013).
3.2	Fifth Amended and Restated Bylaws of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed by the registrant on April 7, 2023).
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on November 9, 2017).
3.4
Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc. (incorporated by reference to Exhibit 3.3 of Form 8-A, filed by the registrant on September 19, 2019).

3.5	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 21, 2022).
4.1
Indenture, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S.Bank Trust Company, National Association, as trustee, relating to 4.375% Exchangeable Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the registrant on March 28, 2024).

4.2	Form of note representing the 4.375% Exchangeable Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the registrant on March 28, 2024).
4.3
Indenture, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the 4.125% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K, filed by the registrant on March 28, 2024).

4.4	Form of note representing the 4.125% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K, filed by the registrant on March 28, 2024).
4.5
Registration Rights Agreement, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the initial purchasers named therein, relating to the 4.375% Exchangeable Senior Notes due 2027 (incorporated by reference to Exhibit 4.5 of Form 8-K, filed by the registrant on March 28, 2024).

4.6
Registration Rights Agreement, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the initial purchasers named therein, relating to the 4.125% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.6 of Form 8-K, filed by the registrant on March 28, 2024).

10.1
Confirmation of Registered Forward Transaction, dated March 26, 2024, by and between Rexford Industrial Realty, Inc. and BofA Securities, Inc. (or its affiliate) (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on March 28, 2024).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

April 19, 2024	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

April 19, 2024	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

April 19, 2024	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)