Form 10-Q
period 2024-06-30
Rexford Industrial Realty, Inc.
filed 2024-07-22
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 19, 2024 was 219,491,734.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Land	$7,650,740	$6,815,622
Buildings and improvements	4,330,709	3,933,379
Tenant improvements	178,832	167,251
Furniture, fixtures and equipment	132	132
Construction in progress	343,275	240,010
Total real estate held for investment	12,503,688	11,156,394
Accumulated depreciation	(874,413)	(782,461)
Investments in real estate, net	11,629,275	10,373,933
Cash and cash equivalents	125,710	33,444
Loan receivable, net	123,014	122,784
Rents and other receivables, net	17,685	17,494
Deferred rent receivable, net	140,196	123,325
Deferred leasing costs, net	68,161	59,351
Deferred loan costs, net	2,713	3,426
Acquired lease intangible assets, net	220,021	153,670
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	16,510	9,896
Other assets	18,501	25,225
Acquisition related deposits	1,250	2,125
Total Assets	$12,368,192	$10,929,829
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,348,697	$2,225,914
Accounts payable, accrued expenses and other liabilities	153,993	128,842
Dividends and distributions payable	94,582	83,733
Acquired lease intangible liabilities, net	163,109	147,561
Tenant security deposits	91,162	84,872
Tenant prepaid rents	101,473	115,002
Total Liabilities	3,953,016	2,785,924
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2024 and December 31, 2023 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at June 30, 2024 and December 31, 2023 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 217,840,073 and 212,346,450 shares outstanding at June 30, 2024 and December 31, 2023, respectively	2,178	2,123
Additional paid-in capital	8,235,484	7,940,781
Cumulative distributions in excess of earnings	(381,507)	(338,835)
Accumulated other comprehensive income	13,834	7,172
Total stockholders’ equity	8,025,665	7,766,917
Noncontrolling interests	389,511	376,988
Total Equity	8,415,176	8,143,905
Total Liabilities and Equity	$12,368,192	$10,929,829
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental income	$232,973	$194,098	$443,963	$379,262
Management and leasing services	156	171	288	361
Interest income	4,444	1,497	7,418	2,379
TOTAL REVENUES	237,573	195,766	451,669	382,002
OPERATING EXPENSES
Property expenses	51,905	44,310	99,387	87,135
General and administrative	19,307	18,267	39,287	36,464
Depreciation and amortization	67,896	58,793	134,174	118,222
TOTAL OPERATING EXPENSES	139,108	121,370	272,848	241,821
OTHER EXPENSES
Other expenses	304	306	1,712	953
Interest expense	28,412	17,180	43,083	30,881
TOTAL EXPENSES	167,824	138,856	317,643	273,655
Gains on sale of real estate	16,268	—	16,268	12,133
NET INCOME	86,017	56,910	150,294	120,480
Less: net income attributable to noncontrolling interests	(3,541)	(2,717)	(6,447)	(5,781)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	82,476	54,193	143,847	114,699
Less: preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: earnings allocated to participating securities	(409)	(318)	(827)	(638)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$79,752	$51,560	$138,391	$109,432
Net income attributable to common stockholders per share - basic	$0.37	$0.26	$0.64	$0.55
Net income attributable to common stockholders per share - diluted	$0.37	$0.26	$0.64	$0.55
Weighted average shares of common stock outstanding - basic	217,388,908	200,610,890	215,895,285	198,003,415
Weighted average shares of common stock outstanding - diluted	217,388,908	200,667,250	215,913,411	198,237,614

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86,017	$56,910	$150,294	$120,480
Other comprehensive (loss) income: cash flow hedge adjustments	(91)	13,895	6,888	8,553
Comprehensive income	85,926	70,805	157,182	129,033
Comprehensive income attributable to noncontrolling interests	(3,538)	(3,204)	(6,673)	(6,056)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$82,388	$67,601	$150,509	$122,977

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2024	$155,676	217,822,056	$2,178	$8,233,127	$(370,720)	$13,922	$8,034,183	$381,096	$8,415,279
Share-based compensation	—	16,186	—	2,282	—	—	2,282	9,170	11,452
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(1,190)	—	(53)	—	—	(53)	—	(53)
Conversion of OP Units to common stock	—	3,021	—	128	—	—	128	(128)	—
Net income	2,315	—	—	—	80,161	—	82,476	3,541	86,017
Other comprehensive loss	—	—	—	—	—	(88)	(88)	(3)	(91)
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,315)	—	—	—	—	—	(2,315)	—	(2,315)
Preferred unit distributions	—	—	—	—	—	—	—	(531)	(531)
Common stock dividends ($0.4175 per common share)	—	—	—	—	(90,948)	—	(90,948)	—	(90,948)
Common unit distributions	—	—	—	—	—	—	—	(3,634)	(3,634)
Balance at June 30, 2024	$155,676	217,840,073	$2,178	$8,235,484	$(381,507)	$13,834	$8,025,665	$389,511	$8,415,176

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$155,676	212,346,450	$2,123	$7,940,781	$(338,835)	$7,172	$7,766,917	$376,988	$8,143,905
Issuance of common stock	—	5,263,602	52	291,036	—	—	291,088	—	291,088
Offering costs	—	—	—	(972)	—	—	(972)	—	(972)
Share-based compensation	—	212,405	2	4,414	—	—	4,416	16,494	20,910
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(39,354)	—	(2,042)	—	—	(2,042)	—	(2,042)
Conversion of OP units to common stock	—	56,970	1	2,267	—	—	2,268	(2,268)	—
Net income	4,629	—	—	—	139,218	—	143,847	6,447	150,294
Other comprehensive income	—	—	—	—	—	6,662	6,662	226	6,888
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(1,332)	(1,332)
Common stock dividends ($0.835 per common share)	—	—	—	—	(181,890)	—	(181,890)		(181,890)
Common unit distributions	—	—	—	—	—	—	—	(7,044)	(7,044)
Balance at June 30, 2024	$155,676	217,840,073	$2,178	$8,235,484	$(381,507)	$13,834	$8,025,665	$389,511	$8,415,176

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342
Issuance of common stock	—	11,504,656	115	656,544	—	—	656,659	—	656,659
Offering costs	—	—	—	(4,062)	—	—	(4,062)	—	(4,062)
Share-based compensation	—	189,685	2	3,533	—	—	3,535	13,064	16,599
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(30,012)	—	(1,788)	—	—	(1,788)	—	(1,788)
Conversion of units to common stock	—	263,283	2	10,364	—	—	10,366	(10,366)	—
Net income	4,629	—	—	—	110,070	—	114,699	5,781	120,480
Other comprehensive income	—	—	—	—	—	8,278	8,278	275	8,553
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(1,604)	(1,604)
Common stock dividends ($0.760 per share)	—	—	—	—	(152,694)	—	(152,694)	—	(152,694)
Common unit distributions	—	—	—	—	—	—	—	(6,042)	(6,042)
Balance at June 30, 2023	$155,676	201,041,741	$2,010	$7,311,458	$(298,367)	$16,525	$7,187,302	$367,512	$7,554,814

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,294	$120,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,174	118,222
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(14,859)	(14,522)
Amortization of debt issuance costs	2,277	1,855
Amortization of discount (premium) on notes payable, net	1,784	269
Impairment of right-of-use asset	—	188
Accretion of net loan origination fees and costs	(230)	—
Gains on sale of real estate	(16,268)	(12,133)
Equity based compensation expense	20,145	16,134
Straight-line rent	(16,935)	(16,281)
Payments for termination/settlement of interest rate derivatives	—	(161)
Amortization related to termination/settlement of interest rate derivatives	274	265
Change in working capital components:
Rents and other receivables	450	1,112
Deferred leasing costs	(14,230)	(10,401)
Other assets	9,900	5,865
Accounts payable, accrued expenses and other liabilities	187	(1,660)
Tenant security deposits	(1,865)	1,342
Tenant prepaid rents	(19,679)	(7,885)
Net cash provided by operating activities	235,419	202,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,236,895)	(811,162)
Capital expenditures	(165,018)	(92,086)
Return of (payments for) deposits on real estate acquisitions, net	875	(8,700)
Proceeds from sale of real estate	34,422	16,239
Net cash used in investing activities	(1,366,616)	(895,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	290,116	652,597
Proceeds from borrowings	1,129,875	646,925
Repayment of borrowings	(6,466)	(354,544)
Payment of debt issuance costs	(3,974)	(3,042)
Dividends paid to preferred stockholders	(4,629)	(4,629)
Dividends paid to common stockholders	(171,634)	(135,868)
Distributions paid to common unitholders	(6,451)	(5,531)
Distributions paid to preferred unitholders	(1,332)	(1,604)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,042)	(1,788)
Net cash provided by financing activities	1,223,463	792,516
Increase in cash, cash equivalents and restricted cash	92,266	99,496
Cash and cash equivalents, beginning of period	33,444	36,786
Cash and cash equivalents, end of period	$125,710	$136,282

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $15,276 and $9,874 for the six months ended June 30, 2024 and 2023, respectively)	$26,043	$26,908
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,084	$—
Accrual for capital expenditures	$74,826	$38,977
Accrual of dividends and distributions	$94,582	$79,370
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of June 30, 2024, our consolidated portfolio consisted of 422 properties with approximately 49.7 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2024 and December 31, 2023, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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

Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We include restricted cash with cash and cash equivalents in the consolidated statements of cash flows and provide a reconciliation between the balance sheet and the statement of cash flows provided that we have outstanding restricted cash balances. At June 30, 2024 and December 31, 2023, we did not have restricted cash balances.
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
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it was vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use. These Level 3 inputs include discount rates, exit capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In determining the “as-if-vacant” value for the properties we acquired during the six months ended June 30, 2024, we used discount rates ranging from 5.50% to 8.25% and exit capitalization rates ranging from 4.50% to 6.50%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the six months ended June 30, 2024, we used an estimated average lease-up period ranging from 6 months to 15 months.
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
We capitalized interest costs of $7.4 million and $4.9 million during the three months ended June 30, 2024 and 2023, respectively, and $15.3 million and $9.9 million during the six months ended June 30, 2024 and 2023, respectively. We capitalized real estate taxes and insurance costs aggregating $2.0 million and $1.5 million during the three months ended June 30, 2024 and 2023, respectively, and $4.4 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively. We capitalized compensation costs for employees who provide construction services of $3.3 million and $2.7 million during the three months ended June 30, 2024 and 2023, respectively, and $6.5 million and $5.2 million during the six months ended June 30, 2024 and 2023, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (“ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of June 30, 2024 and December 31, 2023, we did not have any properties classified as held for sale.

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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three and six months ended June 30, 2024 and 2023, there were no impairment charges recorded to the carrying value of our properties.
In connection with the early termination of a sublease for one of our office space leases in February 2023, we recorded a $0.2 million impairment charge during the first quarter of 2023 to reduce the carrying value of the related ROU asset. No such impairment charge was recorded during the three and six months ended June 30, 2024. The impairment charge is presented in “Other expenses” in the consolidated statements of operations.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of June 30, 2024 and December 31, 2023, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2024 and 2023.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2024, and December 31, 2023, we have not established a liability for uncertain tax positions.
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
Revenue Recognition
Our primary sources of income are rental income, management and leasing services, interest income and gains on sale of real estate.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $0.8 million and $1.2 million as a net reduction adjustment to rental income for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $1.6 million as a net reduction adjustment to rental income for the six months ended June 30, 2024 and 2023, respectively, in the consolidated statements of operations.
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

Debt Issuance Costs
Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a reduction from the carrying value of the debt liability. This offset against the debt liability is treated similarly to a debt discount, which effectively reduces the proceeds of a borrowing. For revolving credit facility arrangements, we present debt issuance costs as an asset and amortize the cost over the term of the line of credit arrangement. See “Note 6 – Notes Payable” for details.
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
3.    Investments in Real Estate
Acquisitions
The following table summarizes the wholly-owned properties we acquired during the six months ended June 30, 2024:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
5000 & 5010 Azusa Canyon Rd	San Gabriel Valley	1/31/2024	233,984	2	$84,000
Blackstone Industrial Assets(2)	Various	3/28/2024	3,008,578	48	996,800
4422 Airport Drive	Inland Empire West	4/5/2024	88,283	1	26,725
1901 Rosslynn Avenue	North Orange County	5/10/2024	278,572	1	94,250
16203-16233 Arrow Highway	San Gabriel Valley	5/23/2024	134,542	4	48,500
Total 2024 Property Acquisitions			3,743,959	56	$1,250,275
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Total capitalized closing costs and acquisition related costs, net of certain credits, not included in the gross contractual purchase price in the above table is approximately $1.0 million. Each acquisition was funded with available cash on hand unless otherwise noted.
(2)Represents the acquisition of 48 properties pursuant to three separate transactions with three Blackstone Real Estate entities.

    The following table summarizes amounts allocated to each major class of asset and liability on a relative fair value basis for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2024 Acquisitions
Assets:
Land	$845,294
Buildings and improvements	342,051
Tenant improvements	4,165
Acquired lease intangible assets(1)	91,418
Other acquired assets(2)	1,884
Total assets acquired	$1,284,812

Liabilities:
Acquired lease intangible liabilities(3)	$31,629
Other assumed liabilities(4)	16,288
Total liabilities assumed	$47,917
Net assets acquired	$1,236,895
(1)Acquired lease intangible assets is comprised of (i) $66.3 million of in-place lease intangibles with a weighted average amortization period of 4.3 years and (ii) $25.1 million of above-market lease intangibles with a weighted average amortization period of 4.1 years.
(2)Includes other working capital assets acquired at the time of acquisition.
(3)Represents below-market lease intangibles with a weighted average amortization period of 11.9 years.
(4)Includes other liabilities assumed at the time of acquisition.
Dispositions
The following table summarizes information related to the properties that were sold during the six months ended June 30, 2024:

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2360-2364 East Sturgis Road	Ventura	4/16/2024	49,641	$10,000	$6,261
6423-6431 & 6407-6119 Alondra Boulevard	South Bay	5/03/2024	30,224	7,600	5,077
15401 Figueroa Street	South Bay	5/07/2024	38,584	10,225	4,203
8210 Haskell Avenue	Greater San Fernando Valley	5/17/2024	26,229	9,200	727
Total			144,678	$37,025	$16,268
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

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	June 30, 2024	December 31, 2023
Acquired Lease Intangible Assets:
In-place lease intangibles	$402,924	$338,001
Accumulated amortization	(228,440)	(207,804)
In-place lease intangibles, net	$174,484	$130,197

Above-market tenant leases	$50,589	$25,598
Accumulated amortization	(17,653)	(14,808)
Above-market tenant leases, net	$32,936	$10,790

Below-market ground lease	$12,978	$12,978
Accumulated amortization	(377)	(295)
Below-market ground lease, net	$12,601	$12,683
Acquired lease intangible assets, net	$220,021	$153,670

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(280,924)	$(249,853)
Accumulated amortization	117,815	102,292
Below-market tenant leases, net	$(163,109)	$(147,561)
Acquired lease intangible liabilities, net	$(163,109)	$(147,561)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
In-place lease intangibles(1)	$12,881	$11,754	$22,029	$22,733
Net below-market tenant leases(2)	$(6,404)	$(6,273)	$(13,126)	$(14,604)
Below-market ground leases(3)	$41	$41	$82	$82
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
As of June 30, 2024, the carrying value of the loan receivable was $123.0 million, which reflects $2.0 million of unamortized origination fees/costs. As of December 31, 2023, the carrying value of the loan receivable was $122.8 million, which reflects $2.2 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of June 30, 2024 and December 31, 2023.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	6.155%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.800%	(2)	4.872%	(5)	7/18/2025	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$575M Exchangeable Senior Notes due 2027	575,000	—	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.800%	(2)	3.717%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	—	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,275,000	$2,125,000

Secured Debt:
7612-7642 Woodwind Drive	$—	$3,613	n/a		5.240%		1/5/2024
11600 Los Nietos Road	—	2,290	n/a		4.190%		5/1/2024
$60M Term Loan(7)	60,000	60,000	S+1.250%		5.060%	(7)	10/27/2024
5160 Richton Street(8)	3,965	4,029	n/a		3.790%		11/15/2024
22895 Eastpark Drive(8)	2,501	2,539	n/a		4.330%		11/15/2024
701-751 Kingshill Place(8)	6,918	6,984	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(8)	14,407	14,596	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(8)	3,812	3,852	n/a		4.260%		7/1/2028
Gilbert/La Palma(8)	1,641	1,741	n/a		5.125%		3/1/2031
7817 Woodley Avenue(8)	2,815	2,881	n/a		4.140%		8/1/2039
Total Secured Debt	$111,559	$118,025
Total Unsecured and Secured Debt	$3,386,559	$2,243,025
Less: Unamortized premium/discount and debt issuance costs(10)	(37,862)	(17,111)
Total	$3,348,697	$2,225,914
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2024, and includes the effect of interest rate swaps that were effective as of June 30, 2024. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of June 30, 2024, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.

(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of June 30, 2024, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero.
(4)The unsecured revolving credit facility has two six-month extensions, and the $400.0 million unsecured term loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions. On July 12, 2024, we exercised the first option to extend the maturity date of the $400.0 million unsecured term loan by one year to July 18, 2025.
(5)Daily SOFR for our $400.0 million unsecured term loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.87231% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(6)Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.71725% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(7)The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions. Loan has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin.
(8)Fixed monthly payments of interest and principal until maturity as follows: 5160 Richton Street ($23,270), 22895 Eastpark Drive ($15,396), 701-751 Kingshill Place ($33,488), 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008) and 7817 Woodley Avenue ($20,855).
(9)Fixed monthly payments of interest only.
(10)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of June 30, 2024, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

July 1, 2024 - December 31, 2024	$66,937
2025	500,973
2026	7,587
2027	1,019,078
2028	314,218
Thereafter	1,477,766
Total	$3,386,559

Issuance of Exchangeable Senior Notes
In March 2024, we issued $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The net proceeds from the issuance, after deducting the initial purchasers’ discounts, underwriting commissions and other offering expenses, were approximately $563.1 million for the 2027 Exchangeable Notes and $563.1 million for the 2029 Exchangeable Notes. As of June 30, 2024, the net carrying amount of the 2027 Exchangeable Notes was $563.9 million, with unamortized debt discount and issuance costs of $11.1 million, and the net carrying amount of the 2029 Exchangeable Notes was $563.5 million, with unamortized debt discount and issuance costs of $11.5 million.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of 2029 Exchangeable Notes) redeemed. We recognized total interest expense on the Exchangeable Notes of approximately $13.7 million and $14.3 million for the three and six months ended June 30, 2024, respectively, with coupon interest of $12.2 million and $12.8 million, and amortization of debt discount and issuance costs of $1.5 million and $1.6 million, respectively.
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
In connection with the offering for each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the applicable series of Exchangeable Notes, in certain circumstances, at a rate per annum not exceeding 0.5%. In addition, if those conditions are not satisfied after the regular record date immediately preceding the maturity date of Exchangeable Notes, then we will pay an additional interest payment at maturity for an amount equal to 3% of principal for the applicable series of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts was not probable as of June 30, 2024, we have not recognized a liability as of June 30, 2024.
Credit Agreement
As of June 30, 2024, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. On July 12, 2024, we extended the maturity date of the $400.0 million unsecured term loan by one year to July 18, 2025. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and letters of credit and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metric. In June 2024, after certifying that our sustainability performance was achieved at the target level for 2023, the sustainability-linked pricing adjustment changed from -0.04% to zero for the applicable margin and changed from -0.01% to zero for the applicable credit facility fee.
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
As of June 30, 2024, we did not have any borrowings outstanding under the Revolver and had $5.0 million outstanding in letters of credit that reduced our borrowing capacity, leaving $995.0 million available for future borrowings.
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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of June 30, 2024, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly debt covenants as of June 30, 2024.
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
    For the three and six months ended June 30, 2024, we recognized $226.5 million and $430.8 million of rental income related to operating lease payments, of which $186.2 million and $354.0 million are for fixed lease payments and $40.3 million and $76.8 million are for variable lease payments, respectively. For the comparable three and six month-period ended June 30, 2023, we recognized $187.9 million and $364.7 million of rental income related to operating lease payments, of which $155.0 million and $299.8 million were for fixed lease payments and $32.9 million and $64.9 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2024 (in thousands):

Twelve Months Ended June 30,
2025	$709,476
2026	635,352
2027	521,971
2028	413,887
2029	312,757
Thereafter	917,718
Total	$3,511,161
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

    Lessee
    We lease office space as part of conducting our day-to-day business. As of June 30, 2024, our office space leases have current remaining lease terms ranging from approximately one year to four years with options to renew for an additional term of three to five years each. As of June 30, 2024, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 36.5 years and four additional ten-year options to renew.
    As of June 30, 2024, total ROU assets and lease liabilities were approximately $8.5 million and $10.7 million, respectively. As of December 31, 2023, total ROU assets and lease liabilities were approximately $7.0 million and $8.9 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost(1) (in thousands)	2024	2023	2024	2023
Operating lease cost	$408	$442	$823	$926
Variable lease cost	52	35	95	68
Sublease income	(24)	—	(24)	—
Total lease cost	$436	$477	$894	$994
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$574	$585	$1,146	$1,168
Right-of-use assets obtained in connection with the remeasurement of the lease liability	$2,084	$—	$2,084	$—

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term(1)	37.2 years	43.4 years
Weighted-average discount rate(2)	4.09%	3.84%
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

    The following table summarizes the maturity of operating of lease liabilities under our corporate office leases and ground leases as of June 30, 2024 (in thousands):

June 30, 2024
July 1, 2024 - December 31, 2024	$1,151
2025	1,690
2026	1,748
2027	1,798
2028	542
Thereafter	19,887
Total undiscounted lease payments	$26,816
Less imputed interest	(16,165)
Total lease liabilities	$10,651

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at June 30, 2024 and December 31, 2023 (dollars in thousands):

				Notional Value		Fair Value of Interest Rate Derivative Assets(1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$5,929	$3,894
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$5,925	$3,886
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$200,000	$1,850	$951
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$100,000	$944	$503
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$100,000	$957	$522
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$905	$140
(1)The fair value of derivative assets is included in the line item “Interest rate swap asset” in the accompanying consolidated balance sheets.
Our interest rate swaps and treasury rate lock agreements are designated and qualify as cash flow hedges. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings. The following table sets forth the impact of our interest rate derivatives on our financial statements for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives	$3,279	$16,563	$13,640	$12,357
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$3,370	$2,668	$6,752	$3,804
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$28,412	$17,180	$43,083	$30,881
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
As of June 30, 2024, we estimate that approximately $10.3 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next 12 months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2024 and December 31, 2023, which we measured on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Interest rate swap asset	$16,510	$—	$16,510	$—
December 31, 2023
Interest rate swap asset	$9,896	$—	$9,896	$—

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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
June 30, 2024	$127,142	$—	$—	$127,142	$123,014
December 31, 2023	$129,908	$—	$—	$129,908	$122,784

Notes Payable at:
June 30, 2024	$3,222,185	$—	$—	$3,222,185	$3,348,697
December 31, 2023	$2,077,169	$—	$—	$2,077,169	$2,225,914
10.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, in management and leasing services revenue.
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

    As of June 30, 2024, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
    As of June 30, 2024, we had commitments of approximately $207.0 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of June 30, 2024, we had a $5.0 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.
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
    Concentration of Properties in Southern California
    As of June 30, 2024, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
    During the six months ended June 30, 2024, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Equity
Preferred Stock
At June 30, 2024 and December 31, 2023, we had the following series of Cumulative Preferred Shares outstanding (dollars in thousands):

			June 30, 2024		December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
During the six months ended June 30, 2024, we did not sell any shares of common stock directly through sales agents or enter into forward equity sale agreements under the 2023 ATM Program.
During the six months ended June 30, 2024, we physically settled the forward equity sale agreements that were outstanding as of December 31, 2023 under the 2023 ATM Program by issuing 3,010,568 shares of our common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
As of June 30, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
In January 2024 we settled the outstanding May 2023 Forward Sale Agreements by issuing 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
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
As of June 30, 2024, we had not settled any portion of the March 2024 Forward Sale Agreement, leaving 17,179,318 shares of common stock, or approximately $830.5 million of forward net proceeds remaining for settlement, based on a forward price of $48.34. See “Note 15 – Subsequent Events” for details related to the partial settlement of the March 2024 Forward Sale Agreement subsequent to June 30, 2024.

Changes in Accumulated Other Comprehensive Income
The following table summarizes the changes in our AOCI balance for the three and six months ended June 30, 2024 and 2023, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accumulated other comprehensive income - beginning balance	$13,922	$3,117	$7,172	$8,247
Other comprehensive income before reclassifications	3,279	16,563	13,640	12,357
Amounts reclassified from accumulated other comprehensive income to interest expense	(3,370)	(2,668)	(6,752)	(3,804)
Net current period other comprehensive (loss) income	(91)	13,895	6,888	8,553
Less: other comprehensive loss (income) attributable to noncontrolling interests	3	(487)	(226)	(275)
Other comprehensive (loss) income attributable to common stockholders	(88)	13,408	6,662	8,278
Accumulated other comprehensive income - ending balance	$13,834	$16,525	$13,834	$16,525
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
Series 1 CPOP Units
On April 10, 2024, we exercised our right to convert all 593,960 4.43937% Cumulative Redeemable Convertible Preferred Units (the “Series 1 CPOP Units”) of partnership interest in the Operating Partnership into 593,960 OP Units. In connection with the conversion of the Series 1 CPOP Units, we paid the holder a prorated cash distribution of $30 thousand for the period from April 1, 2024 through April 9, 2024.
Operating Partnership Units
As of June 30, 2024, noncontrolling interests included 6,108,047 OP Units, 963,436 fully-vested LTIP units and 1,146,943 fully-vested performance units, and represented approximately 3.6% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the six months ended June 30, 2024, 56,970 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $2.3 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

13.    Incentive Award Plan
    Third Amended and Restated 2013 Incentive Award Plan
On June 11, 2024, our stockholders approved the Third Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), superseding and replacing our prior incentive award plan. Pursuant to the Plan, we may make grants of restricted stock, LTIP units of partnership interest in our Operating Partnership (“LTIP Units”), performance units in our Operating Partnership (“Performance Units”), dividend equivalents and other stock based and cash awards to our non-employee directors, employees and consultants.
As of June 30, 2024, a total of 3,286,605 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the six months ended June 30, 2024:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2024	348,440	$59.07	368,905	$54.19
Granted	234,769	$54.16	48,842	$52.85
Forfeited	(22,364)	$59.24	—	$—
Vested(1)	(125,620)	$56.57	(48,952)	$53.80
Balance at June 30, 2024	435,225	$57.14	368,795	$54.06
(1)During the six months ended June 30, 2024, 39,354 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2024:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2024 - December 31, 2024	6,051	143,865	366,004
2025	164,362	135,665	673,188
2026	119,147	73,693	701,025
2027	93,579	11,032	—
2028	52,086	4,540	—
Total	435,225	368,795	1,740,217
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expensed share-based compensation(1)	$11,057	$7,956	$20,145	$16,134
Capitalized share-based compensation(2)	395	270	765	465
Total share-based compensation	$11,452	$8,226	$20,910	$16,599
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three and six months ended June 30, 2024 and 2023, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of June 30, 2024, total unrecognized compensation cost related to all unvested share-based awards was $56.8 million and is expected to be recognized over a weighted average remaining period of 26 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$86,017	$56,910	$150,294	$120,480
Less: Preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: Net income attributable to noncontrolling interests	(3,541)	(2,717)	(6,447)	(5,781)
Less: Net income attributable to participating securities	(409)	(318)	(827)	(638)
Net income attributable to common stockholders – basic and diluted	$79,752	$51,560	$138,391	$109,432

Denominator:
Weighted average shares of common stock outstanding – basic	217,388,908	200,610,890	215,895,285	198,003,415
Effect of dilutive securities	—	56,360	18,126	234,199
Weighted average shares of common stock outstanding – diluted	217,388,908	200,667,250	215,913,411	198,237,614

Earnings per share — Basic
Net income attributable to common stockholders	$0.37	$0.26	$0.64	$0.55
Earnings per share — Diluted
Net income attributable to common stockholders	$0.37	$0.26	$0.64	$0.55
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of June 30, 2024, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three and six months ended June 30, 2024.

15.    Subsequent Events
Extend Maturity Date of $400 Million Term Loan
On July 12, 2024, we exercised our first option to extend the maturity date of the $400 Million Term Loan by one year to July 18, 2025.
Dividends and Distributions Declared
On July 15, 2024, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.4175	September 30, 2024	October 15, 2024
OP Units	$0.4175	September 30, 2024	October 15, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 16, 2024	September 30, 2024
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 16, 2024	September 30, 2024
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 16, 2024	September 30, 2024
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 16, 2024	September 30, 2024
Partial Settlement of March 2024 Forward Sale Agreement
On July 19, 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 1,650,916 shares of common stock in exchange for net proceeds of $80.0 million, based on a weighted average forward price of $48.46 per share at settlement. After this settlement, there are 15,528,402 shares of common stock, or $752.5 million of forward net proceeds remaining for settlement prior to the scheduled maturity date of March 27, 2025.

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
As of June 30, 2024, our consolidated portfolio consisted of 422 properties with approximately 49.7 million rentable square feet.
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
2024 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 26.5% to $138.4 million for the six months ended June 30, 2024, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 19.9% to $253.1 million for the six months ended June 30, 2024, compared to the prior year.
•Net operating income (NOI)(1) increased by 18.0% to $344.6 million for the six months ended June 30, 2024, compared to the prior year.
•Total portfolio occupancy at June 30, 2024 was 93.7%.
•Same Property Portfolio(2) average occupancy for the six months ended June 30, 2024 was 97.0% and ending occupancy at June 30, 2024 was 97.3%.
•Executed a total of 243 new and renewal leases with a combined 5.5 million rentable square feet, with leasing spreads of 35.3% on a GAAP basis and 26.3% on a cash basis. Excluding one lease extension executed in the first quarter of 2024 on a 1.1 million rentable square foot lease, leasing spreads were 61.7% on a GAAP basis and 42.7% on a cash basis.
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
•During the second quarter of 2024, we completed $169.5 million in total investments representing three properties with 0.5 million rentable square feet of buildings on 23 acres of land.
Dispositions
•During the second quarter of 2024, we sold four properties with a combined 144,678 rentable square feet for a total gross sale price of $37.0 million and recognized $16.3 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the first quarter of 2024, we stabilized two of our repositioning projects located at 9755 Distribution Avenue and 8902-8940 Activity Road, with two spaces totaling 38,021 square feet.
•During the second quarter of 2024, we stabilized two of our repositioning projects located at 444 Quay Avenue and 263-321 Gardena Boulevard, which have a combined 84,998 rentable square feet.
•As of the date of this filing, our repositioning projects located at 17311 Nichols Lane, 12907 Imperial Highway and 20851 Currier Road were 100% leased and our redevelopment project located at 12752-12822 Monarch was 93% leased. These projects have a combined 428,538 rentable square feet and are expected to reach 100% occupancy during the second half of 2024.
•During the first quarter of 2024, we completed the construction of four repositioning/redevelopment properties located at 500 Dupont Avenue, 11308-11350 Penrose Street, 4039 Calle Platino and 3071 Coronado Street. During the second quarter of 2024, we completed the construction of two additional redevelopment properties located at 1901 Via Burton and 2390-2444 American Way. As of June 30, 2024 these six properties were in the lease-up stage.
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
•Subsequent to June 30, 2024, through the date of this filing, we partially settled the above mentioned forward equity sale agreement by issuing 1,650,916 shares of common stock for net proceeds of $80.0 million.
•As of the date of this filing, we had approximately $752.5 million of forward net proceeds remaining for settlement prior to March 27, 2025, based on a weighted average forward sale price of $48.46 per share.
Financing
•In March 2024, we completed the issuance of three-year $575.0 million exchangeable senior notes with a 4.375% coupon and a 30% conversion premium and five-year $575.0 million exchangeable senior notes with a 4.125% coupon and a 30% conversion premium. Net proceeds were approximately $1.126 billion after deducting the initial purchasers’ discounts and commissions and offering expenses.
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
Tenant demand remains healthy within our portfolio, which is strategically located within prime infill Southern California industrial markets. The quality and intensity of tenant demand through the second quarter of 2024 is demonstrated through the Company’s strong leasing spreads and volume and retention rate (see “—Leasing Activity and Rental Rates” below). This tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food and beverage, construction and logistics, among other sectors. We also continue to observe a notable volume of ecommerce-oriented tenants securing space within our infill property locations driven in part by delivery demand associated with last-mile distribution and local omnichannel retail fulfillment which are driving discernible shifts in inventory-handling strategies among retailers and distributors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand over the long-term.
We believe our portfolio’s leasing performance during the second quarter of 2024 has generally outpaced that of the infill markets within which we operate, and, as discussed in more detail below, our target infill markets continue to operate at high levels of occupancy. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, with last-mile infill locations and a smaller average tenant size versus other non-infill competitors, is well positioned to serve regional consumption and less susceptible to changes in global trade flows. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
General Market Conditions
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased quarter-over-quarter and average asking lease rates increased slightly quarter-over-quarter. Occupancy generally remains at high levels and new development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, average asking lease rates decreased quarter-over-quarter and vacancy increased quarter-over-quarter while still remaining at low vacancy levels. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased quarter-over-quarter, primarily due to excess new construction supply in larger unit size ranges, and average taking lease rates in the market decreased quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
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
As of June 30, 2024, 28 of our properties were under current repositioning or redevelopment and six of our properties were in the lease-up stage. In addition, we have a pipeline of six additional properties for which we anticipate beginning repositioning/redevelopment construction work between the third quarter of 2024 and the second quarter of 2025. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2023 and 2024, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. Furthermore, we estimate that over the next four years we have up to approximately 5.0 million rentable square feet of additional repositioning/redevelopment projects embedded in our portfolio that are not currently listed in the tables below. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

					Estimated Construction Period(1)
Property (Submarket)	Market	Total Property Rentable Square Feet(2)	Repositioning/ Lease-up Rentable Square Feet(2)		Start	Completion	Total Property Leased % at 6/30/2024
Current Repositioning:
2880 Ana Street (South Bay)	LA	LAND	LAND		3Q-2023	3Q-2024	—%
14434-14527 San Pedro Street (South Bay)	LA	58,094	58,094	(3)	3Q-2023	1Q-2025	—%
29120 Commerce Center Drive (SF Valley)	LA	135,258	135,258		3Q-2023	4Q-2025	100%(4)
17311 Nichols Lane (OC West)	OC	104,182	104,182		1Q-2024	3Q-2024	100%(5)
East 27th Street (Central LA)	LA	300,389	126,563		1Q-2024	3Q-2024	58%
122-125 N. Vinedo Avenue (SF Valley)	LA	48,381	48,381		1Q-2024	4Q-2024	—%
1020 Bixby Drive (SG Valley)	LA	56,915	56,915		1Q-2024	3Q-2024	—%
12907 Imperial Highway (Mid-Counties)	LA	101,080	101,080		1Q-2024	4Q-2024	100%(6)
17000 Kingsview (South Bay)	LA	100,121	100,121		1Q-2024	1Q-2025	77%(7)
29125 Avenue Paine (SF Valley)	LA	175,897	175,897		1Q-2024	3Q-2025	100%(8)
19301 Santa Fe Avenue (South Bay)	LA	LAND	LAND		2Q-2024	1Q-2025	—%
1315 Storm Parkway (South Bay)	LA	37,844	37,844		2Q-2024	1Q-2025	—%
Harcourt & Susana (South Bay)	LA	34,000	34,000	(9)	2Q-2024	3Q-2025	—%
Total Current Repositioning		1,152,161	978,335

Lease-up (Repositioning):
500 Dupont Avenue (IE - West)	SB	274,898	274,898		1Q-2023	1Q-2024	—%
11308-11350 Penrose Street (SF Valley)	LA	151,011	71,547		1Q-2023	1Q-2024	53%
4039 Calle Platino (North County SD)	SD	143,663	73,807		2Q-2023	1Q-2024	79%
Total Lease-up (Repositioning)		569,572	420,252

Future Repositioning:
14400 Figueroa Street (South Bay)	LA	56,700	56,700	(10)	3Q-2024	4Q-2025	—%
8985 Crestmar Point (Central SD)	SD	53,395	53,395		4Q-2024	3Q-2025	87%
Total Future Repositioning		110,095	110,095

– See footnotes starting on page 46 –

				Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(11)		Start	Completion	Total Property Leased % at 6/30/2024
Current Redevelopment:
1055 Sandhill Avenue (South Bay)	LA	127,857		3Q-2021	3Q-2024	—%
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571		3Q-2021	1Q-2025	—%
9920-10020 Pioneer Blvd (Mid-Counties)	LA	162,231		4Q-2021	3Q-2024	—%
3233 Mission Oaks Blvd. (Ventura)(12)	VC	117,358		2Q-2022	3Q-2024	—%
8888-8992 Balboa Avenue (Central SD)	SD	123,488		3Q-2022	3Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	93,498		3Q-2022	1Q-2025	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	109,447		4Q-2022	4Q-2024	—%
4416 Azusa Canyon Road (SG Valley)	LA	130,063		4Q-2022	1Q-2025	—%
15010 Don Julian Road (SG Valley)	LA	219,242		1Q-2023	2Q-2025	—%
21515 Western Avenue (South Bay)	LA	84,100		2Q-2023	1Q-2025	—%
12772 San Fernando Road (SF Valley)	LA	143,421		3Q-2023	4Q-2024	—%
19900 Plummer Street (SF Valley)	LA	79,900		3Q-2023	4Q-2024	—%
17907-18001 Figueroa Street (South Bay)	LA	76,722	(13)	4Q-2023	4Q-2024	—%
Rancho Pacifica - Bldg 5 (South Bay)(14)	LA	76,500		4Q-2023	4Q-2024	—%
1500 Raymond Avenue (North OC)	OC	138,497	(15)	4Q-2023	1Q-2025	—%
Total Current Redevelopment		1,883,895

Lease-up (Redevelopment):
1901 Via Burton (North OC)	OC	139,449		1Q-2022	2Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483		4Q-2022	2Q-2024	—%
3071 Coronado Street (North OC)	OC	105,173		1Q-2023	1Q-2024	—%
Total Lease-up (Redevelopment)		345,105

Future Redevelopment:
14940 Proctor Road (SG Valley)	LA	165,537		3Q-2024	4Q-2025	100%
13711 Freeway Drive (Mid-Counties)	LA	104,890		4Q-2024	1Q-2026	100%
7815 Van Nuys Blvd (SF Valley)	LA	77,000		1Q-2025	1Q-2026	56%
404-430 Berry Way (North OC)	OC	147,000		2Q-2025	3Q-2026	16%
Total Future Redevelopment		494,427

– See footnotes starting on page 46 –

Property Stabilized:(16)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 6/30/2024
8210-8240 Haskell Avenue (SF Valley)(17)	LA	52,934	1Q-2024	100%(17)
9755 Distribution Avenue (Central SD)	SD	24,071	1Q-2024	100%
8902-8940 Activity Road (Central SD)	SD	13,950	1Q-2024	98%
263-321 Gardena Blvd (South Bay)	LA	55,238	2Q-2024	100%
20851 Currier Road (SG Valley)(18)	LA	59,412	2Q-2024	100%(18)
444 Quay Avenue (South Bay)	LA	29,760	2Q-2024	100%
12752-12822 Monarch St. (West OC)(19)	OC	163,864	2Q-2024	93%(20)
Total 2024 Stabilized		399,229

12821 Knott Street (West OC)	OC	165,171	2Q-2023	100%
12133 Greenstone Avenue (Mid-Counties)	LA	LAND	2Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	122,514	2Q-2023	100%
15601 Avalon Boulevard (South Bay)	LA	86,879	2Q-2023	100%
19431 Santa Fe Avenue (South Bay)	LA	LAND	4Q-2023	100%
2800 Casitas Avenue (SF Valley)	LA	116,158	4Q-2023	100%
Total 2023 Stabilized		490,722

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
(3)14434-14527 San Pedro Street is a low coverage site with 58,094 rentable square feet of buildings on 335,905 square feet, or 7.7 acres, of land.
(4)As of June 30, 2024, 29120 Commerce Center Drive has been leased on a short-term basis through June 30, 2025. We are currently performing repositioning work around the short-term tenant.
(5)As of June 30, 2024, 17311 Nichols Lane has been leased and the tenant is expected to take occupancy in the third quarter of 2024 upon completion of the repositioning.
(6)As of June 30, 2024, 12907 Imperial Highway has been leased and the tenant has taken partial occupancy. The tenant is expected to take full occupancy in the fourth quarter of 2024 following completion of the repositioning.
(7)As of June 30, 2024, 17000 Kingsview Avenue has been partially leased on a short-term basis through July 31, 2024. We are currently performing repositioning work around the short-term tenant.
(8)As of June 30, 2024, 29125 Avenue Paine has been leased on a short-term basis through June 30, 2025. We are currently performing repositioning work around the short-term tenant.
(9)Harcourt & Susana is a low coverage site with 34,000 rentable square feet of buildings on 239,364 square feet, or 5.5 acres, of land.
(10)14400 Figueroa Street will be a low coverage site with 56,700 rentable square feet of buildings on 209,668 square feet, or 4.8 acres, of land.
(11)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(12)As of June 30, 2024, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We are constructing one new building comprising 117,358 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,575 rentable square feet.

(13)17907-18001 Figueroa Street will be a low coverage site with 76,722 rentable square feet of buildings on 221,055 square feet, or 5.1 acres, of land.
(14)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and are constructing a new building comprising approximately 76,500 rentable square feet in its place.
(15)1500 Raymond Avenue contains one acre of excess paved land.
(16)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(17)As of March 31, 2024, 8210-8240 Haskell Avenue reached one year from the date of completion of repositioning work. On May 17, 2024, we sold the vacant building located at 8210 Haskell Avenue (26,229 square feet). The remaining two buildings located at 8230-8240 Haskell Avenue (26,705 square feet) are 100% occupied as of June 30, 2024.
(18)As of June 30, 2024, 20851 Currier Road reached one year from the date of completion of repositioning work. The property has been leased and the tenant is expected to take occupancy in the third quarter of 2024.
(19)12752-12822 Monarch Street comprises 275,189 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that were not redeveloped. We repositioned 65,968 rentable square feet, demolished 99,925 rentable square feet and constructed a new 97,896 rentable square foot building in its place.
(20)As of June 30, 2024, 12752-12822 Monarch Street reached one year from the date of completion of repositioning work. As of July 19, 2024, the property is 93% leased and is expected to reach 100% occupancy in the third quarter of 2024.

Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $7.4 million and $15.3 million of interest expense and $2.0 million and $4.4 million of insurance and real estate tax expenses during the three and six months ended June 30, 2024, respectively, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of June 30, 2024, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 93.7% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.9% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of June 30, 2024, 28 of our properties with a combined 2.9 million of estimated rentable square feet at completion are under current repositioning or redevelopment, six properties with a combined 0.8 million of rentable square feet are in lease-up, and we have a near-term pipeline of six repositioning and redevelopment projects with a combined 0.6 million of estimated rentable square feet at completion. Additionally, we have 0.2 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 4.2% of our total consolidated portfolio square footage as of June 30, 2024. Including vacant space at these properties, our weighted average occupancy rate as of June 30, 2024 in our Los Angeles, Orange County and San Bernardino markets was 94.9%, 88.0% and 94.8%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of June 30, 2024, in these markets was 98.5%, 99.0% and 98.2%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and six months ended June 30, 2024:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2024	50	830,941	4.2	$15.88	41.3%	31.2%
Q2-2024	60	1,033,006	5.1	$20.66	45.2%	29.7%
Total/Weighted Average	110	1,863,947	4.7	$18.53	43.8%	30.2%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Effective Rent Per Square Foot(1)	GAAP Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2024	64	2,398,076	3.1	$14.62	14.8%	11.3%	152	3,819,253	82.2%
Q2-2024	69	1,228,905	4.5	$19.39	78.6%	58.2%	126	2,038,430	68.1%
Total/Weighted Average	133	3,626,981	3.6	$16.23	33.5%	25.4%	278	5,857,683	76.8%
Excluding One Lease Extension:(8)
Total/Weighted Average	132	2,525,141	4.3	$16.20	69.2%	47.9%
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

(4)The GAAP and cash re-leasing spreads for new leases executed during the six months ended June 30, 2024, exclude 42 leases aggregating 1,230,124 rentable square feet for which there was no comparable lease data. Of these 42 excluded leases, 19 leases for 676,558 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The GAAP and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2024, exclude eight leases aggregating 772,015 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(6)Includes leases totaling 907,616 rentable square feet that expired during the six months ended June 30, 2024, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
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
(8)Reflects our renewal leasing activity, weighted average lease term, effective rent per square foot and leasing spreads for the six months ended June 30, 2024, excluding a 1.1 million square foot lease extension with Tireco, Inc. at 10545 Production Avenue. The original Tireco, Inc. lease expiration date was January 2025 and included a fixed rate renewal option. In March 2024, the lease was extended through January 2027 at the current in-place rent at the time of execution and includes a 4% contractual rent increase in 2026 and two months of rent abatement. This lease extension was excluded for comparability purposes, in order to allow investors to make investment decisions based on our quarterly leasing statistics as compared to our prior periods.
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of June 30, 2024, we have 28 current repositioning/redevelopment projects with estimated construction completion periods ranging from the third quarter of 2024 through the fourth quarter of 2025, and an additional six repositioning and redevelopment projects in our pipeline with estimated construction completion dates through the third quarter of 2026. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2024, for each of the 10 full and partial calendar years beginning with 2024 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,023,750	2.1%	$—	—%	$—
Repositioning/Redevelopment(6)	—	2,093,403	4.2%	—	—%	$—
MTM Tenants	6	178,343	0.4%	2,337	0.3%	$13.10
Remainder of 2024	186	3,174,733	6.4%	44,642	6.0%	$14.06
2025	409	7,133,844	14.3%	105,465	14.1%	$14.78
2026	386	8,809,572	17.7%	125,403	16.8%	$14.23
2027	261	7,334,627	14.7%	118,018	15.8%	$16.09
2028	156	5,799,339	11.7%	108,383	14.5%	$18.69
2029	127	4,761,978	9.6%	82,206	11.0%	$17.26
2030	35	2,199,536	4.4%	33,540	4.5%	$15.25
2031	25	3,213,646	6.5%	47,060	6.3%	$14.64
2032	20	1,211,078	2.4%	23,301	3.1%	$19.24
2033	10	386,007	0.8%	7,298	1.0%	$18.91
Thereafter	39	2,390,772	4.8%	49,159	6.6%	$20.56
Total Consolidated Portfolio	1,660	49,710,628	100.0%	$746,812	100.0%	$16.03
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2024, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of June 30, 2024.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of June 30, 2024.
(5)Represents vacant space (not under repositioning/redevelopment) as of June 30, 2024. Includes leases aggregating 66,236 rentable square feet that had been signed but had not yet commenced as of June 30, 2024.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”) or redevelopment properties as of June 30, 2024.
As of June 30, 2024, in addition to 1.0 million rentable square feet of currently available space in our portfolio and approximately 2.1 million rentable square feet of vacant space under current repositioning, leases representing 6.4% and 14.3% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2024 and 2025, respectively. During the six months ended June 30, 2024, we renewed 133 leases for 3.6 million rentable square feet, resulting in a retention rate of 76.8%. During the six months ended June 30, 2024, new and renewal leases had a weighted average term of 4.7 and 4.3 years (excluding the 1.1 million square foot lease extension noted above under “—Leasing Activity and Rental Rates”), and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2024 and 2025 represent approximately 6.0% and 14.1%, respectively, of the total annualized base rent for our portfolio as of June 30, 2024. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2024 and 2025 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.

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
Taxable REIT Subsidiary
As of June 30, 2024, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2024 and 2023. Additionally, the taxable REIT subsidiary had minimal activity during these periods.
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
For the three and six months ended June 30, 2024 and 2023, our Same Property Portfolio includes all properties in our portfolio that were wholly-owned by us for the period from January 1, 2023 through June 30, 2024, and that were stabilized prior to January 1, 2023, which consisted of buildings aggregating approximately 37.0 million rentable square feet at 293 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2023 through June 30, 2024, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2023 or 2024, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 71 properties aggregating approximately 8.0 million rentable square feet that were purchased between January 1, 2023 and June 30, 2024, and the six properties aggregating approximately 0.2 million rentable square feet that were sold between January 1, 2023 and June 30, 2024.
At both June 30, 2024 and June 30, 2023, our Same Property Portfolio occupancy was approximately 97.3%. For the three and six months ended June 30, 2024, our Same Property Portfolio weighted average occupancy was approximately 96.9% and 97.0%, respectively. Comparatively, for both the three and six months ended June 30, 2023, our Same Property Portfolio weighted average occupancy was approximately 97.1%.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
	2024	2023		Change	2024	2023		Change
REVENUES
Rental income	$173,520	$163,991	$9,529	5.8%	$232,973	$194,098	$38,875	20.0%
Management and leasing services	—	—	—	—%	156	171	(15)	(8.8)%
Interest income	—	—	—	—%	4,444	1,497	2,947	196.9%
TOTAL REVENUES	173,520	163,991	9,529	5.8%	237,573	195,766	41,807	21.4%
OPERATING EXPENSES
Property expenses	38,821	36,934	1,887	5.1%	51,905	44,310	7,595	17.1%
General and administrative	—	—	—	—%	19,307	18,267	1,040	5.7%
Depreciation and amortization	48,144	48,879	(735)	(1.5)%	67,896	58,793	9,103	15.5%
TOTAL OPERATING EXPENSES	86,965	85,813	1,152	1.3%	139,108	121,370	17,738	14.6%
OTHER EXPENSES
Other expenses	—	—	—	—%	304	306	(2)	(0.7)%
Interest expense	—	—	—	—%	28,412	17,180	11,232	65.4%
TOTAL EXPENSES	86,965	85,813	1,152	1.3%	167,824	138,856	28,968	20.9%
Gains on sale of real estate	—	—	—	—%	16,268	—	16,268	—%
NET INCOME	$86,555	$78,178	$8,377	10.7%	$86,017	$56,910	$29,107	51.1%
Rental Income
In the following table, we present the components of rental income for the three months ended June 30, 2024 and June 30, 2023, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
Category	2024	2023		Change	2024	2023		Change
Rental revenue(1)	$143,700	$135,852	$7,848	5.8%	$192,693	$161,213	$31,480	19.5%
Tenant reimbursements(2)	29,288	27,576	1,712	6.2%	39,682	32,236	7,446	23.1%
Other income(3)	532	563	(31)	(5.5)%	598	649	(51)	(7.9)%
Rental income	$173,520	$163,991	$9,529	5.8%	$232,973	$194,098	$38,875	20.0%
Our Same Property Portfolio and Total Portfolio rental income increased by $9.5 million, or 5.8%, and $38.9 million, or 20.0%, respectively, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $7.8 million, or 5.8%, and $31.5 million, or 19.5%, respectively, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease of $0.8 million in amortization of net below-market lease intangibles and a decrease in average occupancy rates. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.7 million, or 6.2%, and our Total Portfolio tenant reimbursements revenue increased by $7.4 million, or 23.1%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable insurance expenses due to higher overall premiums, higher reimbursable property tax expenses and higher billings for other reimbursable expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income decreased by $31 thousand, or 5.5%, and $51 thousand, or 7.9%, respectively, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease in fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue decreased by $15 thousand, or 8.8%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Interest Income
Interest income increased from $1.5 million for the three months ended June 30, 2023 to $4.4 million for the three months ended June 30, 2024, due to a $2.5 million increase related to interest earned on the $125.0 million loan that we originated in October 2023 and a $0.5 million increase in interest earned on our money market accounts, primarily due to an increase in the average cash balance invested.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $1.9 million, or 5.1%, and $7.6 million, or 17.1%, respectively, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, insurance expenses as a result of higher premiums and repairs and maintenance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $1.0 million, or 5.7%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2023 and 2022, and non-executive payroll related costs and accrued bonus expense due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $0.7 million, or 1.5%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2023, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2023. Our Total Portfolio depreciation and amortization expense increased by $9.1 million, or 15.5%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the incremental expense from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
Other Expenses
Our Total Portfolio other expenses decreased by $2 thousand from $0.3 million for the three months ended June 30, 2023 to $0.3 million for three months ended June 30, 2024, primarily due to a $0.2 million decrease in acquisition dead deal costs, partially offset by a $0.1 million increase in construction demolition costs and a $0.1 million increase in write-offs of construction costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense increased by $11.2 million, or 65.4%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a $13.7 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024, partially offset by a $2.5 million decrease due to an increase in capitalized interest related to repositioning and redevelopment activity.
Gains on Sale of Real Estate
During the three months ended June 30, 2024, we recognized gains on sale of real estate of $16.3 million from the disposition of four properties that were sold for an aggregate gross sales price of $37.0 million. During the three months ended June 30, 2023, we did not complete any property dispositions.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
	2024	2023		Change	2024	2023		Change
REVENUES
Rental income	$344,796	$326,002	$18,794	5.8%	$443,963	$379,262	$64,701	17.1%
Management and leasing services	—	—	—	—%	288	361	(73)	(20.2)%
Interest income	—	—	—	—%	7,418	2,379	5,039	211.8%
TOTAL REVENUES	344,796	326,002	18,794	5.8%	451,669	382,002	69,667	18.2%
OPERATING EXPENSES
Property expenses	77,595	73,641	3,954	5.4%	99,387	87,135	12,252	14.1%
General and administrative	—	—	—	—%	39,287	36,464	2,823	7.7%
Depreciation and amortization	96,013	97,136	(1,123)	(1.2)%	134,174	118,222	15,952	13.5%
TOTAL OPERATING EXPENSES	173,608	170,777	2,831	1.7%	272,848	241,821	31,027	12.8%
OTHER EXPENSES
Other expenses	—	—	—	—%	1,712	953	759	79.6%
Interest expense	—	—	—	—%	43,083	30,881	12,202	39.5%
TOTAL EXPENSES	173,608	170,777	2,831	1.7%	317,643	273,655	43,988	16.1%
Gains on sale of real estate	—	—	—	—%	16,268	12,133	4,135	34.1%
NET INCOME	$171,188	$155,225	$15,963	10.3%	$150,294	$120,480	$29,814	24.7%
Rental Income
In the following table, we present the components of rental income for the six months ended June 30, 2024 and June 30, 2023, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
Category	2024	2023		Change	2024	2023		Change
Rental revenue(1)	$284,939	$269,378	$15,561	5.8%	$367,187	$314,394	$52,793	16.8%
Tenant reimbursements (2)	58,637	55,578	3,059	5.5%	75,332	63,655	11,677	18.3%
Other income(3)	1,220	1,046	174	16.6%	1,444	1,213	231	19.0%
Rental income	$344,796	$326,002	$18,794	5.8%	$443,963	$379,262	$64,701	17.1%
Our Same Property Portfolio and Total Portfolio rental income increased by $18.8 million, or 5.8%, and $64.7 million, or 17.1%, respectively, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $15.6 million, or 5.8%, and $52.8 million, or 16.8%, respectively, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease of $1.4 million in amortization of net below-market lease intangibles, an increase of $0.7 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection and a decrease in average occupancy rates. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $3.1 million, or 5.5%, and our Total Portfolio tenant reimbursements revenue increased by $11.7 million, or 18.3% during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable insurance expenses due to higher overall premiums, higher reimbursable property tax expenses and higher billings for other reimbursable expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.2 million, or 16.6%, and $0.2 million, or 19.0%, respectively, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in fees charged for late rental payments and an increase in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue decreased by $0.1 million, or 20.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Interest Income
Interest income increased from $2.4 million for the six months ended June 30, 2023 to $7.4 million for the six months ended June 30, 2024, primarily due to a $5.0 million increase related to interest earned on the $125.0 million loan that we originated in October 2023.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $4.0 million, or 5.4%, and $12.3 million, or 14.1%, respectively, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in our Same Property Portfolio property expenses is primarily due to increases in insurance expenses as a result of higher premiums, property tax expenses, repairs and maintenance expenses and allocated overhead costs driven by higher employee headcount and rising labor costs. Our Total Portfolio property expenses were also impacted by incremental expenses from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $2.8 million, or 7.7%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to increases in non-cash equity compensation expense primarily related to performance unit equity grants made in 2023 and 2022, and non-executive payroll related costs and accrued bonus expense due to a higher employee headcount and rising labor costs.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $1.1 million, or 1.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2023, partially offset by an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2023 and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $16.0 million, or 13.5%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the incremental expense from the 71 properties we acquired between January 1, 2023 and June 30, 2024.
Other Expenses
Our Total Portfolio other expenses increased by $0.8 million from $1.0 million for the six months ended June 30, 2023, to $1.7 million for the six months ended June 30, 2024, primarily due to a $0.8 million increase in construction demolition costs and a $0.4 million increase in write-offs of construction costs related to cancelled projects, partially offset by a $0.2 million decrease in acquisition dead deal costs and a $0.2 million impairment charge recorded in February 2023 to reduce the carrying value of the right-of-use asset in connection with the early termination of a sublease for one of our office space leases.
Interest Expense
Our Total Portfolio interest expense increased by $12.2 million, or 39.5%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a $14.3 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024 and a $4.0 million increase related to the $300.0 million of 5.000% Senior Notes due 2028 offering we completed in March 2023, partially offset by a $5.4 million decrease due to an increase in capitalized interest related to repositioning and redevelopment activity.
Gains on Sale of Real Estate
During the six months ended June 30, 2024, we recognized gains on sale of real estate of $16.3 million from the disposition of four properties that were sold for an aggregate gross sales price of $37.0 million. During the six months ended June 30, 2023, we recognized gains on sale of real estate of $12.1 million from the disposition of one property that was sold for a gross sales price of $17.0 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86,017	$56,910	$150,294	$120,480
Adjustments:
Depreciation and amortization	67,896	58,793	134,174	118,222
Gains on sale of real estate	(16,268)	—	(16,268)	(12,133)
Funds From Operations (FFO)	$137,645	$115,703	$268,200	$226,569
Adjustments:
Acquisition expenses	58	247	108	320
Impairment of right-of-use asset	—	—	—	188
Amortization of loss on termination of interest rate swaps	59	59	118	118
Non-capitalizable demolition costs	129	—	1,127	340
Write-offs of below-market lease intangibles related to terminations(1)	—	—	—	(1,318)
Core FFO	$137,891	$116,009	$269,553	$226,217
Less: preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: Core FFO attributable to noncontrolling interests(2)	(5,418)	(4,823)	(10,644)	(9,632)
Less: Core FFO attributable to participating securities(3)	(583)	(452)	(1,158)	(877)
Core FFO attributable to common stockholders	$129,575	$108,419	$253,122	$211,079

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental income	$232,973	$194,098	$443,963	$379,262
Less: Property expenses	51,905	44,310	99,387	87,135
Net Operating Income	$181,068	$149,788	$344,576	$292,127
Above/(below) market lease revenue adjustments	(7,268)	(6,232)	(14,859)	(14,522)
Straight line rental revenue adjustment	(9,567)	(8,653)	(16,935)	(16,281)
Cash Net Operating Income	$164,233	$134,903	$312,782	$261,324

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86,017	$56,910	$150,294	$120,480
Adjustments:
General and administrative	19,307	18,267	39,287	36,464
Depreciation and amortization	67,896	58,793	134,174	118,222
Other expenses	304	306	1,712	953
Interest expense	28,412	17,180	43,083	30,881
Management and leasing services	(156)	(171)	(288)	(361)
Interest income	(4,444)	(1,497)	(7,418)	(2,379)
Gains on sale of real estate	(16,268)	—	(16,268)	(12,133)
Net Operating Income	$181,068	$149,788	$344,576	$292,127
Above/(below) market lease revenue adjustments	(7,268)	(6,232)	(14,859)	(14,522)
Straight line rental revenue adjustment	(9,567)	(8,653)	(16,935)	(16,281)
Cash Net Operating Income	$164,233	$134,903	$312,782	$261,324
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86,017	$56,910	$150,294	$120,480
Interest expense	28,412	17,180	43,083	30,881
Depreciation and amortization	67,896	58,793	134,174	118,222
Gains on sale of real estate	(16,268)	—	(16,268)	(12,133)
EBITDAre	$166,057	$132,883	$311,283	$257,450

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At June 30, 2024, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of June 30, 2024, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.4 billion, with $67.4 million due within 12 months (including the $60,000 secured term loan maturing on October 27, 2024, which can be extended for three one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $491.9 million, of which $126.4 million is due within 12 months;
•Commitments of $207.0 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $26.8 million, of which $1.8 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of June 30, 2024, our cash and cash equivalents were $125.7 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $995.0 million available for future borrowings after giving effect to the $5.0 million letter of credit that was issued under the unsecured revolving credit facility.

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
During the six months ended June 30, 2024, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the 2023 ATM Program.
During the six months ended June 30, 2024, we physically settled the forward equity sale agreements that were outstanding as of December 31, 2023 under the 2023 ATM Program by issuing 3,010,568 shares of our common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
As of June 30, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
As of June 30, 2024, we had not settled any portion of the March 2024 Forward Sale Agreement. Subsequent to June 30, 2024, in July 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 1,650,916 shares of common stock in exchange for net proceeds of $80.0 million, based on a weighted average forward price of $48.46 per share at settlement.
We currently expect to physically settle the remaining 15,528,402 shares under the March 2024 Forward Sale Agreement by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of March 27, 2025. As of July 19, 2024, the date of this Quarterly Report on Form 10-Q, the net forward sale price was $48.46 and would result in $752.5 million of cash proceeds upon physical settlement of the shares under the March 2024 Forward Sale Agreement.
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
During the second quarter of 2024, we completed the sale of four properties for an aggregate sales price of $37.0 million and net cash proceeds of $34.4 million. The net cash proceeds were used to partially fund the acquisition of two properties during the second quarter of 2024 through 1031 Exchange transactions.
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

Investment Grade Rating
Our credit ratings at June 30, 2024, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at June 30, 2024, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of June 30, 2024, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 19, 2024 and has two one-year extension options available. On July 12, 2024, we extended the maturity date of the $400 Million Term Loan by one year to July 18, 2025. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) 1-month SOFR (“Term SOFR”) plus the applicable margin; (ii) daily Secured Overnight Financing Rate (“SOFR”) plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%) plus the applicable margin. Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and letters of credit and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metric. In June 2024, after certifying that our sustainability performance was achieved at the target level for 2023, the sustainability-linked pricing adjustment changed from -0.04% to zero for the applicable margin and changed from -0.01% to zero for the applicable credit facility fee.
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
As of the filing date of this Quarterly Report on Form 10-Q, we did not have any borrowings outstanding under the Revolver and had $5.0 million outstanding in letters of credit that reduced our borrowing capacity, leaving $995.0 million available for future borrowings.

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, as of the filing date of this Quarterly Report on Form 10-Q, we completed seven acquisitions representing 52 properties with a combined 3.7 million rentable square feet of buildings on 181 acres of land, for an aggregate purchase price of $1.3 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report, we have approximately $160.0 million of investments under contract or accepted offer. There can be no assurance we will complete any such transactions. While the actual number of investments that we complete will be dependent upon a number of factors, in the short term, we expect to fund our investments through available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the investments we completed during the six months ended June 30, 2024.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements.  As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of June 30, 2024, 28 of our properties were under current repositioning and redevelopment and we have a pipeline of six additional properties for which we anticipate beginning construction work between the third quarter of 2024 and the second quarter of 2025. We currently estimate that approximately $332.9 million of capital will be required over the next few years (3Q-2024 through 3Q-2026) to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program and/or settlement of the March 2024 Forward Sale Agreement, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2024
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$151,157	30,486,402	$4.96
Recurring Capital Expenditures(5)	6,492	47,960,032	$0.14
Total Capital Expenditures	$157,649
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
On July 15, 2024, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.4175	September 30, 2024	October 15, 2024
OP Units	$0.4175	September 30, 2024	October 15, 2024
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 16, 2024	September 30, 2024
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 16, 2024	September 30, 2024
4.00% Cumulative Redeemable Convertible Preferred Units	$0.45	September 16, 2024	September 30, 2024
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 16, 2024	September 30, 2024

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2024:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/26/2026	(3)	S+0.725%	(4)	6.155%	(5)	$—
$400M Term Loan	7/18/2025	(3)	S+0.800%	(4)	4.872%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$575M Exchangeable Senior Notes due 2027(7)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.800%	(4)	3.717%	(8)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(7)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,275,000

Secured Debt:
$60M Term Loan(9)	10/27/2024	(9)	S+1.250%	(9)	5.060%		$60,000
5160 Richton Street	11/15/2024		n/a		3.790%		3,965
22895 Eastpark Drive	11/15/2024		n/a		4.330%		2,501
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,918
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,407
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,812
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,641
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,815
Total Secured Debt							$111,559
Total Consolidated Debt					3.835%		$3,386,559
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2024, and includes the effect of interest rate swaps that were effective as of June 30, 2024. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $37.9 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2024.
(3)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions. On July 12, 2024, we exercised the first option to extend the maturity date of the $400 Million Term Loan by one year to July 18, 2025.
(4)As of June 30, 2024, the interest rates on these loans are comprised of daily SOFR for both the Revolver and $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.

(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of June 30, 2024, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero. The effective rate assumes daily SOFR of 5.330% as of June 30, 2024.
(6)As of June 30, 2024, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.87231% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(7)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(8)As of June 30, 2024, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.71725% after adding the SOFR adjustment and applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of June 30, 2024, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2024:

	Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	4.1	3.835%	$3,386,559	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	1.8	4.552%	$111,559	3%
Unsecured	4.1	3.811%	$3,275,000	97%
(1)Includes the effect of interest rate swaps that were effective as of June 30, 2024. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $37.9 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2024.
(3)Fixed-rate debt includes our variable rate debts that have been effectively fixed through the use of interest rate swaps through maturity.
At June 30, 2024, we had consolidated indebtedness of $3.4 billion, reflecting a net debt to total combined market capitalization of approximately 24.1%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our quarterly debt covenants as of June 30, 2024.
Cash Flows
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Cash provided by operating activities	$235,419	$202,689	$32,730
Cash used in investing activities	$(1,366,616)	$(895,709)	$(470,907)
Cash provided by financing activities	$1,223,463	$792,516	$430,947
Net cash provided by operating activities. Net cash provided by operating activities increased by $32.7 million to $235.4 million for the six months ended June 30, 2024, compared to $202.7 million for the six months ended June 30, 2023. The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2023 and the increase in Cash NOI from our Same Property Portfolio, partially offset by changes in working capital.
Net cash used in investing activities. Net cash used in investing activities increased by $470.9 million to $1.4 billion for the six months ended June 30, 2024, compared to $895.7 million for the six months ended June 30, 2023. The increase was primarily attributable to a $425.7 million increase in cash paid for property acquisitions and a $72.9 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects, partially offset by a $18.2 million increase in proceeds from the sale of real estate for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities increased by $430.9 million to $1.2 billion for the six months ended June 30, 2024, compared to $792.5 million for the six months ended June 30, 2023. The increase was primarily attributable to the following: (i) an increase of $1.1 billion in net cash proceeds from the issuance of the Exchangeable Notes in March 2024. This increase was partially offset by the following: (i) a decrease of $362.5 million in net cash proceeds from the issuance of shares of our common stock, (ii) a decrease of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes in March 2023 and (iii) an increase of $36.7 million in cash dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding.
Inflation
We do not believe that inflation has historically had a material impact on the Company. However, beginning in 2021 inflation has significantly increased and a prolonged period of high and persistent inflation could cause an increase in our operating expenses, capital expenditures and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above.

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
As of June 30, 2024, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.39 billion. As of June 30, 2024, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of June 30, 2024, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	485	$43.70	N/A	N/A
May 1, 2024 to May 31, 2024	258	$44.95	N/A	N/A
June 1, 2024 to June 30, 2024	447	$45.07	N/A	N/A
	1,190	$44.49	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
10.1
Third Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on June 13, 2024).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

July 19, 2024	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

July 19, 2024	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

July 19, 2024	/s/ Laura E. Clark
Laura E. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)