Form 10-K
period 2024-12-31
Rexford Industrial Realty, Inc.
filed 2025-02-10
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2024, as reported on the New York Stock Exchange (“NYSE”) was approximately $9.7 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 220,890 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 5, 2025 was 227,964,273.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements
We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “possible,” “predicts,” “projects,” “results,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:
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
•Our future acquisitions, redevelopments and repositioning activity may not yield the returns we expect.
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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, redevelop, lease and manage industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property.  As of December 31, 2024, our consolidated portfolio consisted of 425 properties with approximately 50.8 million rentable square feet.
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
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning and redeveloping industrial property by renovating, modernizing, increasing functionality or constructing new industrial-use buildings to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading access and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and to diversify our sources of cash flow. Additionally, our proactive approach to leasing and asset management is driven by our in-house asset management, leasing, construction management and customer solutions departments and team of portfolio and property managers who maintain direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
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
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:

Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions. Infill markets are considered high-barrier-to-entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing long-term scarcity and diminishment of supply over time. We have a portfolio of 425 properties totaling approximately 50.8 million square feet, which are all strategically located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2024, we had 1,650 leases, with no single tenant accounting for more than 2.5% of our total annualized base rent. Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles 56.2%; San Bernardino 18.9%; Orange County 11.7%; San Diego 7.1%; and Ventura 6.1%.
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
Value-Add Repositioning and Redevelopment Expertise: Our in-house redevelopment and construction management team employs an entrepreneurial approach to redevelopment and repositioning activities that are designed to increase the functionality, cash flow and value of our properties. Repositioning activities include converting large, underutilized spaces into a series of smaller and more functional spaces, creating generic industrial space that appeals to a wide range of tenants, adding additional square footage and modernizing properties by, among other things, upgrading fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making other accretive modernization improvements. Our environmental, social and governance (ESG) goals influence our repositioning and redevelopment projects, where we focus on transforming outdated and inefficient buildings into high functioning, energy efficient and higher value industrial properties. Additionally, we pursue U.S. Green Building Council LEED certification for all ground-up developments. This repositioning and redevelopment work has the potential to revitalize our communities while reducing negative environmental impact. Redevelopment activities include fully or partially demolishing an existing building(s) due to building obsolescence and/or a property with excess or vacant land and constructing a ground-up building.
Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure is designed to provide us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through ten public offerings of our common stock (including one completed in 2024), three public offerings of preferred stock, sales of common stock under our various at-the-market equity offering programs, three public offerings of senior notes and a private offering of exchangeable senior notes. We currently have an at-the-market equity offering program (“ATM program”) pursuant to which we may sell from time to time up to an aggregate of $1.25 billion of our common stock directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers (the “2023 ATM Program”). As of the filing date of this Annual Report on Form 10-K, we have sold $322.6 million of our common stock under the 2023 ATM program, leaving us with the capacity to issue up to $927.4 million of additional shares. We also have a credit agreement with a $1.0 billion unsecured revolving credit facility, and as of the filing date of this Annual Report on Form 10-K, we only had $5.0 million outstanding in letters of credit that reduced our borrowing capacity, leaving $995.0 million available for future borrowings. The credit agreement has an accordion feature that permits us to request additional lender commitments up to an additional $800 million, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2024, our ratio of net debt to total market capitalization was 26.5%.

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
Insurance
Commercial property, liability, environmental, earthquake and terrorism coverage is carried on all the properties in our portfolio under blanket or standalone insurance policies. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in certain flood plains), riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes, and while we maintain earthquake insurance coverage, the events are subject to material deductibles and exclusions. Beginning in May 2024, we manage a portion of our earthquake insurance indirectly through our wholly-owned captive insurance company, which provides $25.0 million of earthquake coverage to the Company and its affiliates for earthquake claims in excess of $250.0 million. Additionally, seismic risks are evaluated for properties during acquisition by a qualified structural engineer and to the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level.
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
Human Capital
As of December 31, 2024, we employed 271 individuals, supported by five regional offices within our Southern California market. These offices facilitate servicing our business and tenants, optimizing staff welfare and productivity, and minimizing commute times. Nearly all employees have the opportunity to work remotely within Southern California and have regular access to various offices, thereby allowing them flexible working conditions while achieving performance objectives and maintaining business continuity. We believe that we maintain positive relations with our employees, none of whom are represented by a union. We have implemented a Code of Business Conduct and Ethics, and Policies and Procedures for Complaints Regarding Accounting and Fraud. This includes a dedicated phone number and website for employees to voice anonymous concerns, which are subsequently brought to the attention of our independent audit committee of the board of directors and our general counsel. These policies apply to all employees, and receipt and review by each employee is documented and verified annually.
Employee Engagement and Support
We believe employee engagement and recognition of strong performance are key components of a strong corporate culture and essential determinants of our future success. As part of our ongoing efforts to encourage employee engagement, we routinely solicit employee feedback, sometimes via anonymous surveys, and hold team-building events. Our employees also actively participated in monthly volunteer events, collectively contributing 3,379 hours in 2024 to support and give back to our communities, surpassing our goal of 3,000 hours. Employees received formal recognition awards during our all-company quarterly meetings after being nominated by their peers for outstanding demonstration of our Core Values. Each employee also undergoes performance discussions at least twice per year, with annual compensation adjustment consideration based on market trends, individual contributions, and company performance. Our voluntary turnover rate was 4% in 2024, and our referral rate for new hires was 23%, which we believe reflects strong employee engagement and commitment. Additionally, all employees receive weekly updates via email from our executive management team.
We offer and encourage ongoing employee training and advancement opportunities, with a wide variety of courses on topics including management, leadership, personal development, diversity and inclusion, sexual harassment prevention, anti-bribery practices, health and safety, and technical skills development. Many of our employees have contributed to the creation of learning content, leveraging their expertise to promote a culture of learning and engagement. On average, each employee completed over 26 hours of focused training in 2024. We also have a tuition reimbursement program, providing employees with additional opportunities to grow and succeed in their careers. Our employee engagement platform, launched in 2023, continues to foster connection and participation across our workforce, achieving a 97% participation rate and reinforcing our commitment to an engaged and collaborative culture.
Additionally, we have a paid parental leave policy for birthing and non-birthing parents, supporting the bonding and wellness of our employees and their newborn children. In 2022, we introduced a flexible time-off policy, allowing employees to take time off as needed without accruing hours. We believe this approach supports a healthy work-life balance while enabling employees to exercise judgment in managing their workload and contributing to the Company’s goals. In the fourth quarter of 2024, we implemented a Wellness Incentive Program to encourage health-focused activities and provide tailored resources for healthier lifestyles. The program resulted in benefits such as lowered monthly medical premiums and personalized health insights to support long-term wellness goals.
Workforce Diversity, Equity and Inclusion
We seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. The Company values diversity in experience, background, and ethnicity, and it is our policy to recruit talent based on skill, knowledge, attitude and experience, using legally compliant methods and without discrimination on the basis of any legally protected characteristic. Our workforce is 61% female or non-binary and 39% male, with 53% identifying as racial or ethnic minorities. At the director level and above, 42% are female and 58% male. As of December 31, 2024, our eight-member board was 38% female and 25% ethnically diverse.
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
Our board of directors maintains charters for each of its committees and has adopted a written set of corporate governance guidelines and a code of business conduct and ethics applicable to independent directors, executive officers, employees and agents, each of which is available for viewing on our website at http://www.rexfordindustrial.com under the heading “Investor Relations—Governance—Documents & Policies.” We have also adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically-diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we diversify the geographic concentrations of assets within Southern California and carry insurance for losses resulting from earthquakes (and other casualties), the amount of our coverage may not always be sufficient to fully cover losses from earthquakes and other casualties, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. If a material reduction of imports were to occur at the Ports of Los Angeles and Long Beach, through impacts from tariffs and trade policy, material labor issue or other reasons, it could reduce the need for tenants to store related imported goods in our properties and result in higher market vacancy and lower rents. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Additionally, conditions in Southern California related to homelessness, crime, tax rates and heightened regulation could negatively impact economic conditions and make tenants less desirous to lease properties from us. In November 2022, various transfer tax ballot measures passed, including Measure ULA in the City of Los Angeles. As of December 31, 2024, we owned 75 properties in the City of Los Angeles representing approximately 12.5% of the rentable square footage of our portfolio. Beginning on April 1, 2023, Measure ULA imposed an additional fee at the time of sale at a rate of 4% for properties between $5 million and $10 million and 5.5% for those $10 million or above. During 2024, we sold one property located in the City of Los Angeles and paid a fee of $0.6 million as required under Measure ULA. Additional California ballot measure initiatives have sought the removal of Proposition 13 property tax protections, which proposals have not passed, but if successful could cause a significant increase in property taxes at our properties. Any adverse economic or real estate developments in the Southern California market as described above, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.

The impact from governmental emergency declarations with emergency powers, may impact our ability to collect rent and could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.
The impact from governmental emergency declarations with emergency powers may have significant adverse impact on economic and market conditions around the world, including the United States and the infill Southern California markets in which we own properties and have development projects, and could trigger a period of sustained global and U.S. economic downturn or recession. This could lead to adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations, occupancy levels and the ability or willingness of certain of our tenants to pay rent in full on a timely basis.
Moreover, to the extent any of these risks and uncertainties could adversely impact us in the ways described above or otherwise, they could also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.
Our properties are concentrated in certain industries that make us susceptible to adverse events with respect to those industries.
Our properties are concentrated in certain industries, which, as of December 31, 2024, included the following (and accounted for the percentage of our total annualized base rent indicated): Manufacturing (23.5%), Wholesale Trade (22.1%) and Transportation and Warehousing (20.3%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to extend its current lease or enter into new leases, which could materially and adversely affect us.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of properties that meet certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all, which could impede our intended rate of growth or a higher number of potential acquisition transactions may not consummate due to changes in market conditions or otherwise, which may result in higher deal pursuit expenses incurred without benefiting from the projected revenue growth of such uncompleted acquisition. We may acquire properties utilized for non-industrial uses, including office properties, where our long-term strategy is to develop, redevelop or reposition such office asset into industrial property. Prior to executing our strategy, we may lack non-industrial property management expertise necessary to optimally manage the non-industrial properties.
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
As of December 31, 2024, approximately 77% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly-marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely-disseminated marketing materials. Properties that are acquired by off-market or lightly-marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly-marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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
Many of our costs, such as operating expenses and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation and changes in U.S. trade policies.
During the twelve months ended December 2024, the consumer price index increased by approximately 2.9%, compared to the twelve months ended December 2023. Federal policies and global events, such as the price of oil, the conflicts between Russia and Ukraine, U.S. elections and speculation regarding impending political and governing policy, and events in the Middle East, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.
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
In addition, most of our leases provide for fixed annual rent increases of three percent or greater. However, the impact of the current rate of inflation of 2.9% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
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

During 2024, the Federal Reserve Board lowered interest rates three times, after raising interest rates at a significant pace during 2022 and 2023 in an effort to curb inflation. Although the Federal Reserve Board may continue to decrease rates in 2025, future decisions to decrease, hold steady or increase interest rates and the timing of such decisions are unknown. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2024, we had $760.0 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix all $760.0 million of our variable-rate indebtedness, and we may enter into other hedging transactions. The use of hedging transactions involves certain risks.
Inflationary pricing may have a negative effect on the construction costs necessary to complete our repositioning and redevelopment projects, including, but not limited to, costs of construction materials, insurance, and labor and services from third-party contractors and suppliers. In addition, new or increased tariffs on construction materials and supplies due to changes in U.S. trade policies could further increase construction costs. Over the past 10 years, the U.S. government has imposed new, or increased existing, tariffs on some imported materials and products that are used in construction, including lumber, steel, aluminum and solar panels, which increased the costs of those items. On February 1, 2025, President Donald J. Trump announced tariffs on imports from Canada, Mexico and China, and President Trump has expressed a strong desire to impose new, or further increase other existing tariffs. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including if such tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs. Certain increases in the costs of construction materials can often be managed in our repositioning and redevelopment projects through either general budget contingencies built into our overall construction costs estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current level of inflation and variety of contributing factors, including the imposition of new or increased tariffs, or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.
An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct repositioning, redevelopment, and acquisition activity, recycling of capital and leasing activity.
As of December 31, 2024, we had a $1.0 billion unsecured revolving credit facility, $400.0 million term loan facility, $300.0 million term loan facility and $60.0 million term loan facility bearing interest at variable rates on amounts drawn and outstanding. As of December 31, 2024, the variable interest rate on the $300.0 million term loan facility has been swapped to a fixed rate of 2.81725% through its maturity date, and the $400.0 million term loan facility and $60.0 million term loan facility have been swapped to a fixed rate of 3.97231% and 3.71000%, respectively, for a portion of the extension option period following the initial maturity date. There was no amount outstanding on the revolving credit facility and each of our term loan facilities was fully drawn at December 31, 2024. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. During 2024, the Federal Reserve Board decreased the federal funds rate three times, resulting in a range of 4.25% to 4.50% as of December 31, 2024. Although the Federal Reserve Board may continue to decrease the federal funds rate in 2025, any future decisions to decrease, hold steady or increase the federal funds rate and the timing of such decisions, are unknown, and the risk of higher overall interest rates still exists. Steady but high interest rates or increases to interest rates would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any repositioning, redevelopment and acquisition activity costlier and could also impact demand for space and our leasing activity. Steady but high or rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, steady but high interest rates or increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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
In October 2023, California enacted the Climate Corporate Data Accountability Act (SB-253), which mandates the disclosure of greenhouse gas (“GHG”) emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (SB-261), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. California also enacted the Voluntary Carbon Market Disclosure Act (AB-1305), a third climate-disclosure law that requires entities that operate in the state and make net zero emissions claims, carbon-neutral claims or significant GHG reduction claims to disclose, starting in 2024, information about those claims and the purchase or use of voluntary carbon offsets used to achieve those claims. This disclosure law did not impact us during 2024. Additionally, in 2023 we announced a target to reach net-zero greenhouse gas emissions across scope 1, 2 and 3 by 2045, as well as a near-term science-based target to reduce absolute scope 1 and 2 emissions by 42% by 2030 from a 2022 baseline, aligned with The Science Based Targets initiative (SBTi) 1.5-degree Celsius pathway. While SBTi validated our targets, there is no guaranty that we will be able to achieve such goals or accurately track and report the required disclosures. Compliance with such laws and commitments may be costly and impact our property operations. Stakeholders may respond adversely to any failure to meet such commitments.
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
Market, political and economic challenges, including dislocations and volatility in the credit markets, general global economic uncertainty, uncertainty or volatility from matters such as the implementation of the governing agenda of President Donald J. Trump, and changes in governmental policy on a variety of matters such as trade, tariffs and manufacturing policies may adversely affect the economy and financial markets, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock.
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
As of December 31, 2024, 8.7% of the rentable square footage of our portfolio was vacant or classified as repositioning, redevelopment, or lease-up and leases representing 0.8% of the rentable square footage of our portfolio expired on December 31, 2024. In addition, leases representing 14.4% and 17.1% of the rentable square footage of the properties in our portfolio will expire in 2025 and 2026, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. Our rental rate growth assumptions and forecasting may be wrong. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.
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
We are actively engaged in the development, redevelopment and repositioning activities with respect to certain of our properties. For such projects, we will be subject to the following risks associated with such development, redevelopment and repositioning activities:
•construction, redevelopment and repositioning may be unsuccessful and/or costs of a project may exceed original estimates (including as a result of the imposition of tariffs), possibly making the project less profitable than originally estimated, or unprofitable;
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
•delays from utility companies may prevent the energization and delivery of buildings to tenants;
•failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
•delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
•statewide and local changes in zoning and land use laws and state attorney general actions that result in moratoriums on industrial and warehouse development or materially restrict the size and uses of industrial and warehouse projects, such as the recently enacted California Assembly Bill 98 which enacts statewide heightened industrial development standards effective as of January 1, 2026;
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
We face risks that threaten the confidentiality, integrity and availability of our systems and information associated with IT security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, software vulnerabilities, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Emerging threats include the use of artificial intelligence (“AI”) to automate and enhance cyberattacks, generate sophisticated phishing attempts, bypass traditional security controls, and exploit vulnerabilities more efficiently. AI-powered attacks may increase the speed and complexity of cyber threats, making detection and response more challenging. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of many of our tenants. A security breach or other significant disruption involving our IT networks and related systems could:
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

To help us better identify, manage, and mitigate these IT risks, we use the National Institute of Standards and Technology (NIST) cybersecurity framework as a guide for our cybersecurity risk management program. Additionally, our Technology department requires each employee upon hire, and at least annually thereafter, to successfully complete various security awareness training courses. Further, all employees are required to complete bi-monthly micro training modules. Our Technology department conducts periodic simulated social engineering exercises that may include, but are not limited to, simulated phishing (e-mail), vishing (voice), smishing (SMS), USB testing, and physical assessments. These tests are conducted at random throughout the year with no set schedule or frequency. Additionally, we may conduct targeted exercises against specific departments or individuals based on a risk determination. From time to time our employees may be required to complete additional cyber awareness training courses or receive personalized training from our Technology department staff based on outcomes of random testing or as part of a risk-based assessment. Given the rise of AI-driven cyber threats, our training efforts now include education on AI-generated phishing attacks.
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
Over the prior four years, the Company has not been subject to any material information security breaches to our knowledge, has not incurred any material financial harm from information security breaches, nor has the Company been subject to any material information security breaches or expenses to our knowledge since our initial formation.
Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including the engagement of independent third party consultants to analyze and remediate any vulnerabilities, implementation of software and systems intended to monitor systems and devices on our network to reduce the risk of IT security breaches and improve our ability to detect a breach, the engagement of a cyber forensics company who can assist our investigation in the event of a breach, and ongoing cybersecurity education and training for employees throughout the year, there can be no assurance that our security efforts and measures will always be effective or that attempted security breaches or disruptions would always be thwarted or mitigated. We regularly experience attempted cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized until after being launched against a target. AI-driven threats, including AI-generated malware and automated attack strategies, further exacerbate this risk, as they may evade detection by traditional security measures. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
The funds in our accounts are held in banks or other financial institutions, and our deposits at these institutions would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds or that provide financial assurances on behalf of our tenants, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. In addition, if any of our tenants or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2024, we have interest rate swaps with a combined notional value of $760.0 million in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For additional details related to our interest rate swap activity, see Note 8 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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
We carry several different lines of insurance, placed with several large insurance carriers that we believe have good ratings at the time our policies are put into effect. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at significant risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency would likely adversely affect us. Natural disasters in the Southern California region could impact the future insurability of industrial assets in the region as insurance carriers may decide to reduce or eliminate renewing policies in certain geographic areas that are more susceptible to insurance risk. Government-implemented insurance plans may be limited in their insurance pools, claim processing and payout potential.

Our property taxes could increase due to property tax rate changes or reassessment, which could adversely impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property. In recent years, there have been calls for a so called “split roll” under which commercial and industrial property owners would no longer receive the benefits of California Proposition 13 caps to property tax increases. During the November 2020 election, there was a California ballot initiative to create such a “split roll” and remove the property tax increase caps for commercial and industrial real estate. This ballot initiative failed by a margin of less than four percent. However, there is a risk that future ballot initiatives will succeed. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes due to lease restrictions or tenant disputes.
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
Our properties are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations to any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our properties could also be subject to local, state or federal eminent domain or condemnation proceedings, which could impact the functionality of those properties (or portions thereof) impacted.
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
In connection with certain tax-deferred property contribution transactions in exchange for partnership interests in our Operating Partnership and also in connection with our formation transactions, we entered into tax matters agreements (the “Tax Matters Agreements”) with certain limited partners of our Operating Partnership that provide that if we dispose of any interest with respect to certain properties in our portfolio in a taxable transaction during a certain period after the applicable transaction, our Operating Partnership will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of the applicable transaction and, in certain cases, tax liabilities incurred as a result of the indemnification payment. These Tax Matters Agreements generally provide that, subject to certain exceptions and limitations, the indemnification rights under the agreement will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units or other applicable units. We have no present intention to sell or otherwise dispose of these properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under any such agreement, our Operating Partnership would be required to pay damages in the amount of the taxes owed by these limited partners (plus, in some cases, additional damages in the amount of the taxes incurred as a result of such payment). As a result, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
Tax Matters Agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Certain Tax Matters Agreements provide that, during a certain period after the applicable transaction (in the case of the IPO, the period beginning from the date of the completion of our IPO (July 24, 2013) through the period ending on the twelfth anniversary of our IPO (July 24, 2025)), our Operating Partnership will maintain a certain level of debt or offer certain limited partners the opportunity to guarantee its debt, and following such period, our Operating Partnership will use commercially reasonable efforts to provide such limited partners who continue to own at least 50% of the common units or other applicable units they originally received in the applicable transactions with debt guarantee opportunities. Our Operating Partnership will be required to indemnify such limited partners for their tax liabilities resulting from our failure to make such opportunities available to them (plus, in some cases, an additional amount equal to the taxes incurred as a result of such indemnity payment). Among other things, this opportunity to guarantee debt is intended to allow the participating limited partners to defer the recognition of gain in connection with the applicable transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
As of December 31, 2024, we owned 96.4% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. Furthermore, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy.
We have developed and implemented a cybersecurity and information security risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity and information security risk management program: (a) is developed by, and in conjunction with, a third-party managed security service provider (MSSP), who helps audit, assess, administer and monitor implementation; (b) once developed, is then integrated into our overall enterprise risk management program, and shares common: methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas; and (c) consists of leveraging a third-party vendor to routinely and periodically stress test our program for system vulnerabilities (including cyber penetration, vulnerability assessment, NIST framework score and compliance) across our cybersecurity and information security risk management program environment.
Key elements of our cybersecurity risk management program include:
•Risk assessments designed to help identify significant cybersecurity risks to our critical systems and information;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers to assess, test or otherwise assist with aspects of our security controls;
•Cybersecurity awareness training of our employees and senior management, including specific training on emerging AI-driven threats;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;

•A third-party information security risk management process for certain critical service providers, suppliers and vendors based on our assessment of their criticality to our business and risk profile; and
•Quarterly third-party internal and external vulnerability assessments from our cybersecurity firm leveraging the Common Vulnerability Scoring System (CVSS). Bi-annual third-party social engineering and cyber penetration testing with third-party information security company that specializes in conducting such tests.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. As AI technology advances, attackers are leveraging AI to automate and enhance cyberattacks, creating more sophisticated and evasive threats. Our cybersecurity program is designed to adapt to these evolving risks by integrating AI-powered security analytics and threat intelligence.
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
The Board regularly receives information security and cybersecurity updates, and the Committee receives quarterly reports from management, including the Vice President & Head of Technology and the Director of Cybersecurity and Technology Operations, on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding significant cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Director of Cybersecurity and Technology Operations (who reports directly to the Vice President & Head of Technology), internal security staff or third-party experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including, among others, our Chief Financial Officer, General Counsel and Vice President of Risk Management, has overall responsibility for assessing and managing our material risks from cybersecurity threats and plays an integral role participating in direct oversight of information and cybersecurity risks. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained third-party cybersecurity consultants. The management team works closely with our Vice President & Head of Technology, as well as the Director of Cybersecurity and Technology Operations who has over eight years of experience in IT security, industry certifications, specialized training, and over fifteen years of experience in commercial real estate technology.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include:
•Briefings from internal security personnel;
•Threat intelligence and other information obtained from governmental, public or private sources, including third-party consultants engaged by us; and
•Alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties
As of December 31, 2024, our consolidated portfolio consisted of 425 wholly-owned properties located in Southern California infill markets totaling approximately 50.8 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2024.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles – Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	4	100.0%	$632,938	0.1%	$20.39
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.3%	1	100.0%	$2,087,568	0.3%	$15.96
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	45,690	0.1%	1	24.0%	$458,548	0.1%	$41.87
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	0.6%	2	100.0%	$3,224,772	0.4%	$10.10
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,368	0.3%	8	68.3%	$1,605,947	0.2%	$15.33
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.1%	1	100.0%	$751,168	0.1%	$11.46
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	80,410	0.2%	1	100.0%	$868,428	0.1%	$10.80
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.1%	1	100.0%	$460,080	0.1%	$8.52
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.1%	1	100.0%	$457,646	0.1%	$8.13
21415-21605 Plummer Street	Chatsworth	2	Light Industrial / Office	1986	196,535	0.4%	2	83.7%	$4,876,178	0.6%	$29.64
19900 Plummer Street(6)	Chatsworth	—	Redevelopment	1983	—	—%	—	—%	$—	—%	$—
9140 Lurline Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1974	146,516	0.3%	1	100.0%	$1,670,280	0.2%	$11.40
900-920 Allen Avenue	Glendale	2	Warehouse / Light Manufacturing	1942 - 1995	68,630	0.1%	2	100.0%	$1,195,752	0.1%	$17.42
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,475	0.9%	25	96.4%	$8,291,660	1.1%	$18.12
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.2%	1	100.0%	$1,186,582	0.1%	$11.81
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.4%	3	100.0%	$3,491,801	0.4%	$17.21
3340 San Fernando Road	Los Angeles	—	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
2800 Casitas Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1999 / 2023	116,158	0.2%	1	100.0%	$2,857,487	0.4%	$24.60
12154 Montague Street	Pacoima	1	Warehouse / Light Manufacturing	1974	123,974	0.2%	2	100.0%	$1,757,058	0.2%	$14.17
14200-14220 Arminta Street	Panorama	1	Warehouse / Light Manufacturing	2006	200,003	0.4%	1	100.0%	$2,852,103	0.4%	$14.26
7815 Van Nuys Blvd	Panorama City	1	Warehouse / Excess Land	1960	43,101	0.1%	2	56.3%	$525,050	0.1%	$21.62
14350 Arminta Street	Panorama City	1	Warehouse / Light Manufacturing	2006	18,147	—%	1	100.0%	$330,760	—%	$18.23
121-125 N. Vinedo Ave.(6)	Pasadena	1	Warehouse / Light Manufacturing	1953, 1993 / 2024	48,520	0.1%	—	—%	$—	—%	$—

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.2%	2	100.0%	$801,020	0.1%	$10.40
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015, 2020	55,715	0.1%	1	100.0%	$1,270,302	0.2%	$22.80
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.1%	2	100.0%	$1,434,474	0.2%	$22.62
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.3%	2	100.0%	$2,195,156	0.3%	$14.93
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.3%	1	100.0%	$3,616,200	0.5%	$24.60
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	92,455	0.2%	1	100.0%	$2,107,974	0.3%	$22.80
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.3%	1	100.0%	$2,986,274	0.4%	$22.46
635 8th Street	San Fernando	1	Warehouse / Distribution	1989	72,250	0.1%	2	100.0%	$1,215,122	0.2%	$16.82
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.3%	2	100.0%	$1,948,829	0.2%	$14.02
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,158	0.1%	1	39.8%	$329,646	—%	$17.18
24903 Avenue Kearny	Santa Clarita	1	Warehouse / Distribution	1988	214,436	0.4%	1	100.0%	$2,193,235	0.3%	$10.23
27712 & 27756 Avenue Mentry	Santa Clarita	2	Warehouse / Light Manufacturing	1988	220,752	0.4%	2	100.0%	$2,246,820	0.3%	$10.18
12838 Saticoy Street	North Hollywood	1	Warehouse / Excess Land	1954	100,390	0.2%	1	100.0%	$1,316,386	0.2%	$13.11
11128 Gault Street	North Hollywood	1	Warehouse / Light Manufacturing	1970	30,488	0.1%	2	100.0%	$756,403	0.1%	$24.81
11150 Gault Street	North Hollywood	1	Warehouse / Light Manufacturing	1970	19,968	—%	3	100.0%	$434,641	0.1%	$21.77
11166 Gault Street	North Hollywood	1	Warehouse / Light Manufacturing	1970	20,592	—%	1	—%	$3,555	—%	$—
7100 Case Avenue	North Hollywood	1	Warehouse / Distribution	1970	34,286	0.1%	1	100.0%	$460,724	0.1%	$13.44
7100 Fair Avenue	North Hollywood	1	Warehouse / Distribution	1969	17,010	—%	2	100.0%	$432,721	—%	$25.44
7101 Case Avenue	North Hollywood	1	Warehouse / Distribution	1969	17,010	—%	—	—%	$—	—%	$—
7101 Fair Avenue	North Hollywood	1	Warehouse / Light Manufacturing	1969	32,741	0.1%	2	100.0%	$707,206	0.1%	$21.60
7103 Fair Avenue	North Hollywood	1	Warehouse / Distribution	1969	17,010	—%	1	100.0%	$249,240	—%	$14.65
7118 Fair Avenue	North Hollywood	1	Warehouse / Light Manufacturing	1969	20,273	—%	1	100.0%	$468,063	0.1%	$23.09
7119 Fair Avenue	North Hollywood	1	Warehouse / Light Manufacturing	1969	20,273	—%	2	100.0%	$428,834	—%	$21.15
7121 Case Avenue	North Hollywood	1	Warehouse / Distribution	1969	20,273	—%	1	100.0%	$450,061	0.1%	$22.20
7149 Fair Avenue	North Hollywood	1	Warehouse / Distribution	1969	32,311	0.1%	2	100.0%	$422,146	—%	$13.07
9750-9770 San Fernando Road	Sun Valley	1	Industrial Outdoor Storage	1952	35,624	0.1%	1	100.0%	$984,278	0.1%	$27.63
11076-11078 Fleetwood Street	Sun Valley	1	Warehouse / Light Manufacturing	1974	25,878	0.1%	1	100.0%	$584,845	0.1%	$22.60
11308-11350 Penrose Street(6)	Sun Valley	1	Warehouse / Distribution	1974 / 2024	151,011	0.3%	3	52.6%	$1,502,652	0.2%	$18.91
11120 Sherman Way	Sun Valley	1	Warehouse / Distribution	1970	28,094	0.1%	1	100.0%	$655,647	0.1%	$23.34
11130 Sherman Way	Sun Valley	1	Warehouse / Light Manufacturing	1969	22,148	—%	1	100.0%	$511,353	0.1%	$23.09

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
11156 Sherman Way	Sun Valley	1	Warehouse / Distribution	1969	25,929	0.1%	1	100.0%	$326,400	—%	$12.59
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.3%	8	94.2%	$1,870,682	0.2%	$14.82
12772 San Fernando Road(6)	Sylmar	—	Redevelopment	1964 / 2013	—	—%	—	—%	$—	—%	$—
13943-13955 Balboa Blvd	Sylmar	1	Warehouse / Distribution	2000	208,749	0.4%	3	100.0%	$4,169,969	0.5%	$19.98
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,938	0.2%	22	94.6%	$1,559,687	0.2%	$21.72
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006 / 2015	90,722	0.2%	2	100.0%	$984,833	0.1%	$10.86
28901-28903 Avenue Paine	Valencia	1	Warehouse / Distribution	1999 / 2018, 2022	223,195	0.4%	2	100.0%	$2,387,899	0.3%	$10.70
29003 Avenue Sherman	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.1%	1	100.0%	$653,254	0.1%	$9.59
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.3%	1	100.0%	$2,862,730	0.4%	$21.32
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.1%	1	100.0%	$480,159	0.1%	$10.26
29010 Avenue Paine	Valencia	1	Light Industrial / Office	2000	100,157	0.2%	1	100.0%	$1,052,715	0.1%	$10.51
29010 Commerce Center Drive	Valencia	1	Light Industrial / Office	2002	117,151	0.2%	1	100.0%	$1,259,658	0.2%	$10.75
29120 Commerce Center Drive	Valencia	1	Warehouse / Light Manufacturing	2002	135,258	0.3%	1	100.0%	$2,596,954	0.3%	$19.20
29125 Avenue Paine	Valencia	1	Warehouse / Distribution	2006	175,897	0.3%	1	100.0%	$2,475,512	0.3%	$14.07
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.2%	1	100.0%	$905,954	0.1%	$11.15
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	29,882	0.1%	2	100.0%	$595,185	0.1%	$19.92
Van Nuys Airport Industrial Center	Van Nuys	18	Warehouse / Distribution	1961 - 2007	464,456	0.9%	22	80.4%	$8,867,340	1.1%	$23.75
15385 Oxnard Street	Van Nuys	6	Warehouse / Distribution	1988	71,467	0.1%	2	100.0%	$923,271	0.1%	$12.92
8210-8240 Haskell Avenue	Van Nuys	3	Warehouse / Light Manufacturing	1962 - 1964 / 2023	26,705	0.1%	2	100.0%	$510,444	0.1%	$19.11
14243 Bessemer Street	Van Nuys	1	Warehouse / Distribution	1987	14,299	—%	1	100.0%	$276,958	—%	$19.37
7817 Haskell Avenue	Van Nuys	1	Industrial Outdoor Storage	1960	7,327	—%	1	100.0%	$645,840	0.1%	$88.15
Los Angeles – Greater San Fernando Valley Total		116			6,963,078	13.7%	181	93.7%	$107,701,057	13.9%	$16.51

Los Angeles – San Gabriel Valley
415-435 Motor Avenue	Azusa	1	Warehouse / Distribution	1956 / 2022	94,321	0.2%	1	100.0%	$1,545,142	0.2%	$16.38
720-750 Vernon Avenue	Azusa	3	Warehouse / Light Manufacturing	1950	71,692	0.1%	1	100.0%	$939,912	0.1%	$13.11
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.1%	1	100.0%	$506,556	0.1%	$9.77
14955-14971 E Salt Lake Ave(6)	City of Industry	1	Warehouse / Distribution	1979	126,036	0.2%	4	63.6%	$1,297,880	0.2%	$16.20
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.5%	12	93.9%	$4,977,197	0.6%	$21.98
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.3%	1	100.0%	$1,787,807	0.2%	$12.02
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	0.6%	2	100.0%	$2,608,213	0.3%	$8.01

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.4%	14	100.0%	$4,767,448	0.6%	$23.60
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	0.5%	1	100.0%	$2,290,843	0.3%	$8.91
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	190,900	0.4%	1	100.0%	$1,295,915	0.2%	$6.79
15010 Don Julian Road(6)	City of Industry	—	Redevelopment	1963	—	—%	—	—%	$—	—%	$—
334 El Encanto Road	City of Industry	1	Warehouse / Light Manufacturing	1960	64,368	0.1%	1	100.0%	$1,094,433	0.1%	$17.00
17031-17037 Green Drive	City of Industry	1	Warehouse / Distribution	1968 / 2024	51,000	0.1%	2	100.0%	$663,240	0.1%	$13.00
14940 Proctor Road(6)	City of Industry	—	Redevelopment	1962	—	—%	—	—%	$—	—%	$—
1020 Bixby Drive(6)	City of Industry	1	Warehouse / Distribution	1977 / 2024	57,600	0.1%	—	—%	$—	—%	$—
15650 Don Julian Road	City of Industry	1	Warehouse / Distribution	2003	43,392	0.1%	1	100.0%	$661,294	0.1%	$15.24
15700 Don Julian Road	City of Industry	1	Warehouse / Distribution	2001	40,453	0.1%	1	100.0%	$592,232	0.1%	$14.64
17000 Gale Avenue	City of Industry	1	Warehouse / Distribution	2008	29,888	0.1%	—	—%	$—	—%	$—
20851 Currier Road	City of Industry	1	Warehouse / Distribution	1999 / 2023	59,412	0.1%	1	100.0%	$1,133,581	0.1%	$19.08
17705-17709 Valley Blvd	City Of Industry	1	Warehouse / Distribution	1985	32,000	0.1%	3	100.0%	$617,661	0.1%	$19.30
17745-17749 Valley Blvd	City Of Industry	1	Warehouse / Distribution	1985	40,095	0.1%	—	—%	$—	—%	$—
17755 Valley Blvd	City Of Industry	1	Warehouse / Distribution	1985	30,000	0.1%	1	—%	$—	—%	$—
620-628 Hambledon Avenue	City Of Industry	1	Warehouse / Distribution	1985	40,000	0.1%	3	100.0%	$727,518	0.1%	$18.19
630-634 Hambledon Avenue	City Of Industry	1	Warehouse / Distribution	1985	40,000	0.1%	3	100.0%	$815,124	0.1%	$20.38
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.2%	16	83.0%	$1,213,484	0.2%	$18.49
15715 Arrow Highway	Irwindale	1	Light Manufacturing / Flex	1989	76,000	0.1%	1	100.0%	$1,824,000	0.2%	$24.00
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.1%	36	95.4%	$1,323,988	0.2%	$19.94
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.1%	1	100.0%	$742,793	0.1%	$11.55
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.2%	2	47.3%	$718,495	0.1%	$17.38
4416 Azusa Canyon Road(6)	Irwindale	—	Redevelopment	1956	—	—%	—	—%	$—	—%	$—
2391-2393 Bateman Avenue	Irwindale	1	Warehouse / Light Manufacturing	2005	65,605	0.1%	1	100.0%	$977,189	0.1%	$14.90
14005 Live Oak Avenue	Irwindale	1	Light Industrial / Office	1992	56,510	0.1%	1	100.0%	$847,650	0.1%	$15.00
4500 Azusa Canyon Road	Irwindale	1	Warehouse / Excess Land	1950	77,266	0.1%	1	100.0%	$2,243,340	0.3%	$29.03
2395-2399 Bateman Avenue	Irwindale	3	Light Industrial / Office	2022	134,063	0.3%	3	100.0%	$2,563,524	0.3%	$19.12
15801 West 1st Street	Irwindale	1	Light Manufacturing / Flex	1977/1980	993,142	1.9%	1	100.0%	$7,058,907	0.9%	$7.11
16203-16233 Arrow Highway	Irwindale	4	Warehouse / Light Manufacturing	2022	134,542	0.3%	4	100.0%	$3,111,335	0.4%	$23.13
5000 & 5010 Azusa Canyon Rd	Irwindale	2	Warehouse / Distribution	2022	233,984	0.5%	2	100.0%	$4,594,550	0.6%	$19.64
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.2%	27	94.8%	$1,721,486	0.2%	$18.09
421 Baldwin Park Blvd	La Puente	1	Warehouse / Distribution	1977	45,000	0.1%	1	100.0%	$474,064	0.1%	$10.53

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
433 Baldwin Park Blvd	La Puente	1	Warehouse / Distribution	1977	102,654	0.2%	1	100.0%	$2,390,278	0.3%	$23.28
437 Baldwin Park Blvd	La Puente	1	Warehouse / Distribution	1977	70,000	0.1%	1	100.0%	$756,342	0.1%	$10.80
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.1%	1	100.0%	$1,650,906	0.2%	$24.34
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.2%	1	100.0%	$1,211,617	0.2%	$10.11
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.5%	1	100.0%	$1,824,047	0.2%	$7.42
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.2%	1	100.0%	$2,279,550	0.3%	$21.00
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	1.5%	1	32.9%	$2,300,249	0.3%	$9.29
11234 Rush Street(6)	South El Monte	—	Redevelopment	1960	—	—%	—	—%	$—	—%	$—
Los Angeles – San Gabriel Valley Total		68			5,920,997	11.6%	158	86.7%	$70,149,790	9.0%	$13.67

Los Angeles – Central
6020 Sheila St.	Commerce	1	Cold Storage / Distribution	2000	70,877	0.1%	1	100.0%	$1,276,202	0.2%	$18.01
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	1.4%	1	100.0%	$5,685,820	0.7%	$8.18
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	80,091	0.2%	7	100.0%	$2,163,780	0.3%	$27.02
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	315,719	0.6%	3	100.0%	$2,619,652	0.3%	$8.30
6687 Flotilla Street	Commerce	1	Warehouse / Light Manufacturing	1956	120,000	0.2%	1	100.0%	$2,376,000	0.3%	$19.80
6655 East 26th Street	Commerce	1	Warehouse / Light Manufacturing	1965	47,500	0.1%	1	100.0%	$783,750	0.1%	$16.50
6027 Eastern Avenue(6)	Commerce	—	Redevelopment	1946	47,088	0.1%	—	—%	$—	—%	$—
6996-7044 Bandini Blvd	Commerce	2	Warehouse / Light Manufacturing	1968	112,944	0.2%	2	100.0%	$2,405,888	0.3%	$21.30
6000-6052 & 6027-6029 Bandini Blvd	Commerce	2	Warehouse / Distribution	2016	182,782	0.4%	2	67.9%	$1,635,660	0.2%	$13.18
6700 S Alameda St.	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.2%	1	100.0%	$1,409,499	0.2%	$18.01
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,491	0.1%	4	100.0%	$726,628	0.1%	$15.30
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	—%	1	100.0%	$392,304	0.1%	$15.67
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.5%	1	100.0%	$2,782,258	0.4%	$11.28
2750 Alameda Street	Los Angeles	2	Warehouse / Light Manufacturing	1961 - 1980	164,026	0.3%	5	100.0%	$1,938,323	0.2%	$11.82
East 27th Street(6)	Los Angeles	4	Light Industrial / Office	1961 - 2004 / 2024	300,389	0.6%	3	57.9%	$2,916,380	0.4%	$16.78
2425-2535 East 12th Street	Los Angeles	4	Warehouse / Light Manufacturing	1988	254,281	0.5%	6	62.1%	$3,007,103	0.4%	$19.04
1501-1545 Rio Vista Avenue	Los Angeles	2	Warehouse / Distribution	2003	54,777	0.1%	5	100.0%	$1,078,431	0.1%	$19.69
8542 Slauson Avenue	Pico Rivera	1	Industrial Outdoor Storage	1964	24,679	—%	1	100.0%	$848,528	0.1%	$34.38
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.2%	1	100.0%	$894,522	0.1%	$8.88
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.4%	2	58.6%	$1,594,351	0.2%	$14.27

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2970 East 50th Street	Vernon	1	Warehouse / Distribution	1949	48,876	0.1%	1	100.0%	$807,197	0.1%	$16.52
Los Angeles – Central Total		35			3,207,903	6.3%	49	87.3%	$37,342,276	4.8%	$13.34

Los Angeles –- Mid-Counties
6635 Caballero Blvd	Buena Park	1	Light Industrial / Office	2003	92,395	0.2%	1	100.0%	$1,029,818	0.1%	$11.15
16221 Arthur St.	Cerritos	1	Warehouse / Distribution	1979 / 2021	61,372	0.1%	1	100.0%	$708,184	0.1%	$11.54
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,600	0.2%	1	100.0%	$1,170,979	0.2%	$10.13
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983, 2020	105,477	0.2%	2	100.0%	$1,149,294	0.2%	$10.90
14100 Vine Place	Cerritos	1	Warehouse / Distribution	1979 / 2022	122,514	0.2%	1	100.0%	$2,446,360	0.3%	$19.97
12900 Alondra Blvd	Cerritos	1	Warehouse / Distribution	1977	82,660	0.2%	1	100.0%	$877,956	0.1%	$10.62
12932-12958 Midway Place	Cerritos	1	Warehouse / Distribution	1980	161,517	0.3%	2	100.0%	$1,203,077	0.2%	$7.45
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.3%	41	95.4%	$3,033,307	0.4%	$18.02
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.1%	1	100.0%	$1,306,765	0.2%	$24.13
9607-9623 Imperial Highway	Downey	1	Industrial Outdoor Storage	1974	7,466	—%	1	100.0%	$883,940	0.1%	$118.40
14407 Alondra Blvd	La Mirada	1	Warehouse / Distribution	1976	221,415	0.4%	3	100.0%	$2,682,899	0.3%	$12.12
14647-14667 Northam Street	La Mirada	1	Warehouse / Distribution	1978	140,000	0.3%	1	100.0%	$2,987,712	0.4%	$21.34
14680-14700 Alondra Blvd	La Mirada	1	Warehouse / Light Manufacturing	1977	96,000	0.2%	1	100.0%	$2,253,601	0.3%	$23.48
14710 Northam Street	La Mirada	1	Warehouse / Distribution	1979	45,000	0.1%	1	100.0%	$1,100,385	0.1%	$24.45
14720-14750 Alondra Blvd	La Mirada	1	Warehouse / Distribution	1977	100,000	0.2%	2	100.0%	$1,080,488	0.1%	$10.80
14725 Northam Street	La Mirada	1	Warehouse / Distribution	1978	80,000	0.2%	1	100.0%	$1,871,496	0.2%	$23.39
14730-14750 Northam Street	La Mirada	1	Warehouse / Distribution	1977	67,468	0.1%	2	100.0%	$1,447,322	0.2%	$21.45
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,845	0.4%	3	100.0%	$2,623,001	0.3%	$13.19
9615 Norwalk Blvd.(6)	Santa Fe Springs	—	Redevelopment	1975	—	—%	—	—%	$—	—%	$—
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	107,891	0.2%	4	100.0%	$2,520,118	0.3%	$23.36
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.1%	5	100.0%	$931,391	0.1%	$16.04
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	—%	1	100.0%	$541,472	0.1%	$28.51
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$404,600	0.1%	$16.27
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997 / 2024	101,080	0.2%	1	100.0%	$2,231,846	0.3%	$22.08
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,975	0.2%	19	72.0%	$1,179,880	0.2%	$19.07
10747 Norwalk Blvd	Santa Fe Springs	1	Warehouse / Distribution	1999	52,691	0.1%	—	—%	$—	—%	$—
11600 Los Nietos Road	Santa Fe Springs	1	Warehouse / Distribution	1976 / 2022	106,251	0.2%	1	100.0%	$2,424,959	0.3%	$22.82
12133 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	1967 / 2023	—	—%	1	100.0%	$1,239,813	0.2%	$—
12211 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	N/A	—	—%	1	100.0%	$909,773	0.1%	$—

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
9920-10020 Pioneer Blvd(6)	Santa Fe Springs	3	Light Industrial / Office	1973 - 1978 / 2024	163,435	0.3%	—	—%	$—	—%	$—
12118 Bloomfield Avenue(6)	Santa Fe Springs	—	Redevelopment	1955	—	—%	—	—%	$—	—%	$—
12017 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	n/a	—	—%	1	100.0%	$1,399,669	0.2%	$—
12027 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	1975	7,780	—%	1	100.0%	$120,000	—%	$15.42
13711 Freeway Drive	Santa Fe Springs	1	Warehouse / Distribution	1963	82,092	0.2%	2	100.0%	$725,070	0.1%	$8.83
13535 Larwin Circle	Santa Fe Springs	1	Warehouse / Distribution	1987	56,011	0.1%	1	100.0%	$493,611	0.1%	$8.81
9400-9500 Santa Fe Springs Road	Santa Fe Springs	2	Warehouse / Distribution	1980/1990	595,304	1.2%	2	100.0%	$11,007,939	1.4%	$18.49
10712-10748 Bloomfield Avenue	Santa Fe Springs	1	Warehouse / Distribution	1990	75,960	0.2%	2	59.6%	$796,529	0.1%	$17.61
9028 Dice Road	Santa Fe Springs	1	Warehouse / Light Manufacturing	1978	96,000	0.2%	1	100.0%	$1,864,361	0.2%	$19.42
Gateway Pointe	Whittier	4	Warehouse / Distribution	2005 - 2006	989,195	2.0%	4	100.0%	$11,596,343	1.5%	$11.72
Los Angeles – Mid-Counties Total		48			4,549,886	9.0%	114	93.9%	$70,243,958	9.1%	$16.45

Los Angeles – South Bay
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.1%	1	100.0%	$667,697	0.1%	$11.13
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.3%	2	100.0%	$2,842,117	0.4%	$16.48
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.2%	5	100.0%	$1,322,227	0.2%	$16.91
17000 Kingsview Ave/800 Sandhill Ave(6)	Carson	1	Warehouse / Distribution	1984	100,121	0.2%	1	76.6%	$673,001	0.1%	$8.77
263-321 Gardena Blvd	Carson	2	Industrial Outdoor Storage	1977 - 1982 / 2024	55,238	0.1%	2	100.0%	$1,978,738	0.3%	$35.82
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.1%	1	100.0%	$418,689	—%	$9.91
1055 Sandhill Avenue(6)	Carson	1	Light Manufacturing / Flex	1973 / 2024	127,775	0.3%	—	—%	$—	—%	$—
701-751 Kingshill Place	Carson	6	Warehouse / Light Manufacturing	1979 / 2020	171,056	0.3%	7	100.0%	$2,579,073	0.3%	$15.08
256 Alondra Blvd	Carson	1	Industrial Outdoor Storage	1954	2,456	—%	1	100.0%	$675,305	0.1%	$274.96
17011-17027 Central Avenue	Carson	3	Warehouse / Distribution	1979	52,561	0.1%	1	100.0%	$1,014,571	0.1%	$19.30
21022 & 21034 Figueroa Street	Carson	1	Warehouse / Distribution	2002	51,185	0.1%	1	100.0%	$1,085,941	0.1%	$21.22
2130-2140 Del Amo Blvd	Carson	2	Warehouse / Distribution	1980	99,064	0.2%	2	100.0%	$2,067,192	0.3%	$20.87
20455 Reeves Avenue	Carson	1	Warehouse / Distribution	1982	110,075	0.2%	1	100.0%	$2,785,937	0.4%	$25.31
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.3%	1	100.0%	$3,923,406	0.5%	$28.70
2020 Central Avenue	Compton	1	Light Industrial / Office	1972	30,233	0.1%	1	100.0%	$420,732	—%	$13.92
17909 & 17929 Susana Road(6)	Compton	—	Warehouse / Light Manufacturing	1970 - 1973	—	—%	—	—%	$—	—%	$—
3131 Harcourt Street & 18031 Susana Road(6)	Compton	2	Warehouse / Excess Land	1970	34,000	0.1%	—	—%	$—	—%	$—
2501 Rosecrans Avenue	Compton	1	Warehouse / Light Manufacturing	1987	300,217	0.6%	1	100.0%	$6,664,817	0.9%	$22.20

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
13225 Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	—%	1	100.0%	$367,087	—%	$17.47
400 Rosecrans Avenue	Gardena	—	Warehouse / Distribution	1967	—	—%	—	—%	$—	—%	$—
422 Rosecrans Avenue	Gardena	—	Warehouse / Distribution	1968	—	—%	—	—%	$—	—%	$—
1715 West 132nd Street	Gardena	1	Warehouse / Distribution	1971	20,168	—%	—	—%	$—	—%	$—
11832-11954 La Cienega Blvd	Hawthorne	4	Light Industrial / Office	1999	63,462	0.1%	9	100.0%	$1,406,596	0.2%	$22.16
2205 126th Street	Hawthorne	1	Warehouse / Distribution	1998	63,532	0.1%	4	100.0%	$1,209,861	0.2%	$19.04
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.1%	3	100.0%	$1,018,903	0.1%	$21.69
687 Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.3%	1	100.0%	$2,575,749	0.3%	$17.96
4175 Conant Street	Long Beach	1	Warehouse / Light Manufacturing	2015	142,593	0.3%	1	100.0%	$2,330,639	0.3%	$16.34
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.1%	1	100.0%	$670,047	0.1%	$15.30
Long Beach Business Park	Long Beach	4	Warehouse / Light Manufacturing	1973 - 1976	123,532	0.2%	32	88.0%	$1,829,512	0.2%	$16.84
3901 Via Oro Avenue	Long Beach	1	Light Industrial / Office	1983	53,817	0.1%	1	100.0%	$1,432,507	0.2%	$26.62
2500 Thompson Street	Long Beach	1	Warehouse / Light Manufacturing	1970	174,691	0.3%	1	100.0%	$1,242,600	0.2%	$7.11
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.2%	2	100.0%	$1,089,681	0.1%	$11.28
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.1%	14	84.8%	$1,337,751	0.2%	$24.78
15601 Avalon Blvd	Los Angeles	1	Warehouse / Excess Land	1984 / 2023	86,879	0.2%	1	100.0%	$2,027,547	0.3%	$23.34
15650-15700 Avalon Blvd	Los Angeles	2	Warehouse / Distribution	1962 - 1978 / 2022	98,259	0.2%	1	100.0%	$3,069,363	0.4%	$31.24
514 East C Street	Los Angeles	1	Industrial Outdoor Storage	2019	3,436	—%	1	100.0%	$564,503	0.1%	$164.29
17907-18001 Figueroa Street(6)	Los Angeles	—	Redevelopment	1954 - 1960	—	—%	—	—%	$—	—%	$—
8911 Aviation Blvd	Los Angeles	1	Light Manufacturing / Flex	1971	100,000	0.2%	1	100.0%	$1,612,700	0.2%	$16.13
2500 Victoria Street	Los Angeles	—	Industrial Outdoor Storage	n/a	—	—%	1	100.0%	$11,675,266	1.5%	$—
18455 Figueroa Street	Los Angeles	2	Light Industrial / Office	1978	146,765	0.3%	1	100.0%	$2,802,654	0.4%	$19.10
620 Anaheim Street	Los Angeles	1	Warehouse / Excess Land	1984	34,555	0.1%	2	100.0%	$1,063,233	0.1%	$30.77
14434-14527 San Pedro Street(6)	Los Angeles	1	Warehouse / Excess Land	1971	58,094	0.1%	—	—%	$—	—%	$—
13301 Main Street	Los Angeles	1	Warehouse / Light Manufacturing	1989	106,969	0.2%	1	100.0%	$2,404,972	0.3%	$22.48
14400 Figueroa Street	Los Angeles	4	Warehouse / Distribution	1967	121,062	0.2%	—	—%	$—	—%	$—
9000 Airport Blvd	Los Angeles	1	Industrial Outdoor Storage	1981	38,680	0.1%	1	100.0%	$8,249,280	1.1%	$213.27
950 West 190th Street	Los Angeles	1	Light Industrial / Office	1980	188,545	0.4%	1	100.0%	$3,120,000	0.4%	$16.55
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.3%	1	100.0%	$1,709,808	0.2%	$10.38
7110 Rosecrans Ave.	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.1%	2	100.0%	$1,110,866	0.1%	$14.84

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989 / 2021	1,099,374	2.2%	11	76.7%	$11,319,880	1.5%	$13.43
19402 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	—%	1	100.0%	$318,537	—%	$20.64
19100 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1956	52,714	0.1%	1	100.0%	$1,326,276	0.2%	$25.16
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.1%	1	100.0%	$1,179,922	0.1%	$20.59
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.2%	1	100.0%	$2,663,768	0.3%	$25.14
19007 Reyes Avenue	Rancho Dominguez	—	Industrial Outdoor Storage	1969 / 2021	—	—%	1	100.0%	$1,372,401	0.2%	$—
19431 Santa Fe Avenue	Rancho Dominguez	3	Industrial Outdoor Storage	1963 / 2023	1,855	—%	1	100.0%	$2,040,574	0.3%	$1,100.04
20304 Alameda Street	Rancho Dominguez	2	Warehouse / Light Manufacturing	1974	77,758	0.2%	2	100.0%	$735,144	0.1%	$9.45
2880 Ana Street	Rancho Dominguez	—	Industrial Outdoor Storage	1970 / 2024	—	—%	1	100.0%	$1,751,544	0.2%	$—
19301 Santa Fe Avenue(6)	Rancho Dominguez	3	Light Industrial / Office	1954/1989	7,065	—%	—	—%	$—	—%	$—
2910 Pacific Commerce Drive East	Rancho Dominguez	1	Warehouse / Distribution	1985	150,000	0.3%	1	100.0%	$2,733,420	0.3%	$18.22
2410-2420 Santa Fe Avenue	Redondo Beach	1	Light Industrial / Office	1977	112,000	0.2%	1	100.0%	$1,723,157	0.2%	$15.39
2601-2641 Manhattan Beach Blvd	Redondo Beach	6	Light Industrial / Office	1978	126,726	0.3%	30	97.3%	$2,801,423	0.4%	$22.72
2400 Marine Avenue	Redondo Beach	2	Light Industrial / Office	1964	50,000	0.1%	2	40.0%	$560,902	0.1%	$28.05
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.1%	28	97.6%	$1,037,413	0.1%	$21.47
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.1%	1	100.0%	$515,199	0.1%	$10.34
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	87,890	0.2%	10	83.8%	$1,216,962	0.2%	$16.53
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.2%	1	100.0%	$1,619,026	0.2%	$17.69
960-970 Knox Street	Torrance	1	Light Industrial / Office	1976	39,400	0.1%	4	100.0%	$902,819	0.1%	$22.91
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008 / 2024	267,503	0.5%	11	74.6%	$3,530,566	0.5%	$17.69
19951 Mariner Avenue	Torrance	1	Light Industrial / Office	1986	89,272	0.2%	1	100.0%	$1,663,260	0.2%	$18.63
3100 Lomita Blvd	Torrance	5	Light Industrial / Office	1967 - 1998	525,076	1.0%	7	99.8%	$12,230,339	1.6%	$23.34
21515 Western Avenue(6)	Torrance	—	Redevelopment	1991	—	—%	—	—%	$—	—%	$—
4240 190th Street	Torrance	1	Warehouse / Distribution	1966	307,487	0.6%	3	100.0%	$3,491,736	0.4%	$11.36
19475 Gramercy Place	Torrance	1	Light Industrial / Office	1982 / 2022	47,712	0.1%	1	100.0%	$1,136,214	0.1%	$23.81
20900 Normandie Avenue	Torrance	1	Warehouse / Distribution	2001	74,038	0.1%	2	50.2%	$600,199	0.1%	$16.14
3547-3555 Voyager Street	Torrance	3	Light Industrial / Office	1986	60,248	0.1%	13	41.9%	$459,573	0.1%	$18.21

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
19145 Gramercy Place	Torrance	1	Warehouse / Distribution	1977	102,143	0.2%	1	100.0%	$1,861,728	0.2%	$18.23
3520 Challenger Street	Torrance	1	Light Industrial / Office	1990	49,336	0.1%	1	100.0%	$954,338	0.1%	$19.34
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.3%	10	81.3%	$2,051,776	0.3%	$18.88
444 Quay Avenue & 508 East E Street	Wilmington	1	Warehouse / Excess Land	1992 / 2024	29,760	0.1%	1	100.0%	$3,250,848	0.4%	$109.24
1800 Lomita Blvd	Wilmington	—	Industrial Outdoor Storage	n/a	—	—%	4	100.0%	$4,442,542	0.6%	$—
920 Pacific Coast Highway	Wilmington	1	Warehouse / Distribution	1954	148,186	0.3%	1	100.0%	$4,484,314	0.6%	$30.26
Los Angeles – South Bay Total		135			7,912,341	15.6%	266	88.8%	$161,016,368	20.8%	$22.92

Orange County – North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,669	0.2%	21	100.0%	$2,229,747	0.3%	$18.33
5235 East Hunter Ave.	Anaheim	1	Warehouse / Light Manufacturing	1987	120,127	0.2%	3	100.0%	$1,922,830	0.2%	$16.01
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985 / 2020	64,570	0.1%	1	100.0%	$732,555	0.1%	$11.35
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$489,174	0.1%	$14.18
900 East Ball Road	Anaheim	1	Warehouse / Excess Land	1956 / 2022	62,607	0.1%	1	100.0%	$1,473,622	0.2%	$23.54
3071 Coronado Street(6)	Anaheim	1	Warehouse / Distribution	1973 / 2024	105,173	0.2%	—	—%	$—	—%	$—
600-708 Vermont Avenue	Anaheim	4	Light Manufacturing / Flex	1960	133,836	0.3%	1	100.0%	$3,565,200	0.5%	$26.64
1212 Howell Avenue	Anaheim	1	Warehouse / Distribution	1992	25,962	0.1%	1	100.0%	$384,141	—%	$14.80
1222 Howell Avenue	Anaheim	1	Warehouse / Distribution	1968	81,325	0.2%	2	100.0%	$1,320,784	0.2%	$16.24
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.2%	2	15.7%	$1,043,208	0.1%	$55.28
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	163,898	0.3%	14	89.8%	$2,758,026	0.4%	$18.73
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	346,445	0.7%	10	100.0%	$5,141,232	0.7%	$14.84
1901 Via Burton(6)	Fullerton	1	Warehouse / Light Manufacturing	1960 / 2024	139,449	0.3%	—	—%	$—	—%	$—
1500 Raymond Avenue(6)	Fullerton	—	Redevelopment	n/a	—	—%	—	—%	$—	—%	$—
1500 Walnut Avenue	Fullerton	1	Warehouse / Distribution	2022	121,615	0.2%	2	100.0%	$3,118,878	0.4%	$25.65
1901 Rosslynn Avenue	Fullerton	1	Warehouse / Light Manufacturing	1989	278,572	0.5%	1	100.0%	$5,570,448	0.7%	$20.00
4141 Palm Street	Fullerton	1	Warehouse / Light Manufacturing	1981	100,000	0.2%	1	100.0%	$1,665,316	0.2%	$16.65
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.2%	2	100.0%	$1,490,182	0.2%	$12.94
1581 Main Street	Orange	1	Warehouse / Distribution	1994	40,637	0.1%	1	100.0%	$380,746	—%	$9.37
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.2%	2	100.0%	$1,573,260	0.2%	$16.98
560 Main Street	Orange	1	Warehouse / Light Manufacturing	1973	17,000	—%	1	100.0%	$134,930	—%	$7.94
2401-2421 Glassell Street	Orange	4	Light Industrial / Office	1987	191,127	0.4%	5	100.0%	$3,674,891	0.5%	$19.23
2390-2444 American Way(6)	Orange	1	Warehouse / Light Manufacturing	2024	100,483	0.2%	—	—%	$—	—%	$—

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
200 Boysenberry Lane	Placentia	1	Warehouse / Light Manufacturing	1985	198,275	0.4%	1	100.0%	$4,163,775	0.5%	$21.00
22895 Eastpark Drive	Yorba Linda	1	Light Industrial / Office	1986	34,950	0.1%	1	100.0%	$418,396	0.1%	$11.97
Orange County – North Total		43			2,810,311	5.5%	74	83.5%	$43,251,341	5.6%	$18.43

Orange County – West
5630 Cerritos Avenue	Cypress	1	Light Industrial / Office	1989	76,032	0.2%	1	100.0%	$1,448,963	0.2%	$19.06
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.4%	1	100.0%	$2,234,761	0.3%	$10.75
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.2%	3	100.0%	$1,928,015	0.2%	$15.90
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971 / 2023	272,898	0.5%	3	84.2%	$4,366,267	0.6%	$19.00
12821 Knott Street	Garden Grove	1	Warehouse / Distribution	1971 / 2023	165,171	0.3%	1	100.0%	$3,822,635	0.5%	$23.14
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014, 2024	104,182	0.2%	1	100.0%	$1,787,763	0.2%	$17.16
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$426,102	0.1%	$12.06
7612-7642 Woodwind Drive	Huntington Beach	3	Warehouse / Light Manufacturing	2001	62,377	0.1%	3	100.0%	$955,800	0.1%	$15.32
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	184,000	0.4%	1	100.0%	$2,485,123	0.3%	$13.51
14650 Hoover Street	Westminster	1	Warehouse / Distribution	2001	59,679	0.1%	—	—%	$—	—%	$—
Orange County – West Total		13			1,288,838	2.5%	15	92.0%	$19,455,429	2.5%	$16.40

Orange County – South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.4%	2	100.0%	$2,882,139	0.4%	$15.93
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	48,873	0.1%	1	100.0%	$837,319	0.1%	$17.13
20 Icon	Lake Forest	1	Warehouse / Distribution	1999 / 2015	102,299	0.2%	1	100.0%	$1,731,651	0.2%	$16.93
25781 Atlantic Ocean Drive	Lake Forest	1	Light Industrial / Office	1996	28,254	—%	1	100.0%	$561,073	0.1%	$19.86
20481 Crescent Bay Drive	Lake Forest	1	Warehouse / Light Manufacturing	1996	88,355	0.2%	1	100.0%	$960,638	0.1%	$10.87
20472 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	31,020	0.1%	5	100.0%	$609,260	0.1%	$19.64
20492 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	46,642	0.1%	3	100.0%	$792,691	0.1%	$17.00
20512 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	29,285	0.1%	5	100.0%	$566,490	0.1%	$19.34
20532 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	24,127	—%	3	100.0%	$486,698	0.1%	$20.17
25172 Arctic Ocean Drive	Lake Forest	1	Warehouse / Distribution	1998	52,024	0.1%	5	100.0%	$1,142,297	0.1%	$21.96
Orange County – South Total		10			631,860	1.3%	27	100.0%	$10,570,256	1.4%	$16.73

Orange County – Airport
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.1%	1	100.0%	$831,723	0.1%	$13.24
1601 Alton Pkwy.	Irvine	1	Light Manufacturing / Flex	1974 / 2018	124,741	0.3%	4	100.0%	$2,811,016	0.4%	$22.53
16752 Armstrong Avenue	Irvine	1	Warehouse / Excess Land	1970/2012	81,600	0.2%	2	100.0%	$2,311,885	0.3%	$28.33
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973 / 2022	124,102	0.2%	1	100.0%	$1,965,108	0.2%	$15.83

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
600-650 South Grand Ave.	Santa Ana	6	Warehouse / Light Manufacturing	1988	101,389	0.2%	52	89.3%	$1,750,306	0.2%	$19.34
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.2%	3	100.0%	$1,441,893	0.2%	$14.66
1801 St Andrew Place	Santa Ana	1	Light Industrial / Office	1987	370,374	0.7%	2	100.0%	$6,271,921	0.8%	$16.93
1217 Saint Gertrude Place	Santa Ana	1	Warehouse / Light Manufacturing	1961	106,604	0.2%	2	100.0%	$1,272,196	0.2%	$11.93
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$795,747	0.1%	$21.17
15771 Red Hill Avenue	Tustin	1	Light Industrial / Office	1979 / 2016	98,970	0.2%	3	100.0%	$3,372,576	0.4%	$34.08
Orange County – Airport Total		15			1,206,589	2.4%	71	99.1%	$22,824,371	2.9%	$19.09

Riverside / San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,297	0.2%	1	100.0%	$1,611,433	0.2%	$15.60
5002-5018 Lindsay Court	Chino	1	Warehouse / Distribution	1986	64,960	0.1%	1	50.7%	$525,426	0.1%	$15.97
13925 Benson Avenue	Chino	1	Light Industrial / Office	1989	38,143	0.1%	1	100.0%	$1,497,600	0.2%	$39.26
4115 Schaefer Avenue	Chino	1	Warehouse / Distribution	2001	33,500	0.1%	1	100.0%	$753,449	0.1%	$22.49
340-344 Bonnie Circle	Corona	1	Warehouse / Distribution	1994	98,000	0.2%	1	100.0%	$1,822,800	0.2%	$18.60
1168 Sherborn Street	Corona	1	Warehouse / Distribution	2004	79,515	0.2%	1	100.0%	$883,293	0.1%	$11.11
755 Trademark Circle	Corona	1	Warehouse / Distribution	2001	34,427	0.1%	1	100.0%	$600,288	0.1%	$17.44
The Merge	Eastvale	6	Warehouse / Distribution	2020	333,544	0.7%	5	74.1%	$3,145,338	0.4%	$12.72
6245 Providence Way	Eastvale	1	Warehouse / Distribution	2018	27,636	—%	1	100.0%	$378,060	—%	$13.68
Merge-West	Eastvale	6	Warehouse / Distribution	2022	1,057,419	2.1%	6	100.0%	$17,864,516	2.3%	$16.89
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.2%	1	100.0%	$2,606,752	0.3%	$23.81
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.3%	2	100.0%	$2,613,748	0.3%	$19.98
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.4%	1	100.0%	$2,147,185	0.3%	$10.10
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.3%	1	100.0%	$1,337,826	0.2%	$9.18
10156 Live Oak Avenue	Fontana	1	Warehouse / Distribution	2020	236,912	0.5%	1	100.0%	$2,174,593	0.3%	$9.18
10694 Tamarind Avenue	Fontana	1	Warehouse / Distribution	2020	99,999	0.2%	1	100.0%	$972,430	0.1%	$9.72
13369 Valley Blvd	Fontana	1	Light Industrial / Office	2005	105,041	0.2%	1	100.0%	$2,294,095	0.3%	$21.84
15850 Slover Avenue	Fontana	1	Warehouse / Distribution	2020	60,127	0.1%	1	100.0%	$662,280	0.1%	$11.01
13512 Marlay Avenue	Fontana	1	Warehouse / Distribution	1960	199,363	0.4%	1	100.0%	$1,723,275	0.2%	$8.64
13700-13738 Slover Avenue	Fontana	1	Warehouse / Excess Land	1982	17,862	—%	1	100.0%	$180,000	—%	$10.08
10131 Banana Avenue	Fontana	—	Industrial Outdoor Storage	n/a	—	—%	2	100.0%	$1,014,642	0.1%	$—
14874 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2019	158,119	0.3%	1	100.0%	$2,751,271	0.4%	$17.40
10660 Mulberry Avenue	Fontana	1	Warehouse / Distribution	1990	49,530	0.1%	1	100.0%	$401,826	0.1%	$8.11
10545 Production Avenue	Fontana	1	Warehouse / Distribution	2006	1,101,840	2.2%	1	100.0%	$19,251,348	2.5%	$17.47
13201 Dahlia Street	Fontana	1	Warehouse / Light Manufacturing	1989	278,650	0.5%	1	100.0%	$3,845,370	0.5%	$13.80

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
4225 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	134,500	0.3%	3	100.0%	$1,217,400	0.2%	$9.05
4325 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	124,258	0.2%	—	—%	$—	—%	$—
4039 State Street	Montclair	1	Warehouse / Distribution	2020	139,000	0.3%	1	100.0%	$1,276,520	0.2%	$9.18
5160 Richton Street	Montclair	1	Light Industrial / Office	2004	94,976	0.2%	5	100.0%	$1,403,357	0.2%	$14.78
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.2%	1	100.0%	$1,112,257	0.1%	$10.31
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.2%	24	98.5%	$2,389,406	0.3%	$18.90
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,812	0.2%	19	73.2%	$1,405,150	0.2%	$16.86
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.2%	4	66.5%	$1,601,844	0.2%	$21.53
Safari Business Center(7)	Ontario	16	Warehouse / Distribution	1989	1,142,042	2.2%	82	94.2%	$18,960,568	2.4%	$17.62
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.4%	11	100.0%	$3,640,139	0.5%	$16.67
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.2%	1	100.0%	$1,382,005	0.2%	$13.92
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.2%	1	100.0%	$1,897,883	0.2%	$19.84
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.3%	14	100.0%	$2,536,586	0.3%	$18.74
4621 Guasti Road	Ontario	1	Warehouse / Distribution	1988	64,512	0.1%	1	100.0%	$844,683	0.1%	$13.09
1555 Cucamonga Avenue	Ontario	2	Warehouse / Light Manufacturing	1973	107,023	0.2%	2	100.0%	$2,252,817	0.3%	$21.05
500 Dupont Avenue	Ontario	1	Warehouse / Light Manufacturing	1987 / 2024	274,885	0.5%	1	100.0%	$3,727,441	0.5%	$13.56
5772 Jurupa Street	Ontario	1	Warehouse / Distribution	1992	360,000	0.7%	1	100.0%	$2,604,193	0.3%	$7.23
1010 Belmont Street	Ontario	1	Warehouse / Distribution	1987	61,824	0.1%	1	100.0%	$1,195,923	0.2%	$19.34
1550-1600 Champagne Avenue	Ontario	2	Warehouse / Distribution	1989	124,243	0.2%	2	100.0%	$1,141,764	0.1%	$9.19
1154 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	35,033	0.1%	1	100.0%	$655,818	0.1%	$18.72
1172 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	44,004	0.1%	1	100.0%	$607,255	0.1%	$13.80
4422 Airport Drive	Ontario	1	Warehouse / Distribution	1978	88,283	0.2%	2	100.0%	$1,675,203	0.2%	$18.98
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.3%	5	100.0%	$2,627,230	0.3%	$20.32
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.2%	4	100.0%	$1,503,192	0.2%	$18.47
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.2%	59	100.0%	$2,082,473	0.3%	$19.36
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.4%	2	100.0%	$1,767,375	0.2%	$8.79
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	0.6%	1	100.0%	$1,392,345	0.2%	$4.89
2520 Baseline Road	Rialto	1	Warehouse / Distribution	2020	156,586	0.3%	1	100.0%	$1,353,467	0.2%	$8.64
Riverside / San Bernardino – Inland Empire West Total		100			9,542,248	18.8%	286	96.0%	$137,313,138	17.7%	$14.99

San Bernardino – Inland Empire East

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
6750 Unit B - 6780 Central Ave.	Riverside	2	Warehouse / Light Manufacturing	1978	33,258	0.1%	1	100.0%	$660,443	0.1%	$19.86
San Bernardino – Inland Empire East Total		2			33,258	0.1%	1	100.0%	$660,443	0.1%	$19.86

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.4%	11	100.0%	$2,619,826	0.3%	$12.18
3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018, 2019	409,217	0.8%	14	86.5%	$4,787,010	0.6%	$13.52
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.2%	12	100.0%	$2,126,042	0.3%	$16.83
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.3%	21	86.4%	$1,675,976	0.2%	$14.07
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.2%	18	83.2%	$1,138,645	0.2%	$15.70
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$315,130	—%	$9.45
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.1%	2	100.0%	$751,498	0.1%	$10.75
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.2%	22	88.9%	$1,501,352	0.2%	$12.77
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.2%	16	84.4%	$1,519,357	0.2%	$14.35
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.3%	1	100.0%	$1,942,580	0.3%	$14.28
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	102,440	0.2%	18	100.0%	$1,690,605	0.2%	$16.50
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.3%	2	100.0%	$1,871,537	0.2%	$13.49
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.1%	—	—%	$—	—%	$—
2280 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1995	242,101	0.5%	5	78.6%	$2,183,650	0.3%	$11.47
Meggitt Simi Valley	Simi Valley	3	Warehouse / Light Manufacturing	1984 / 2005	285,750	0.6%	1	100.0%	$2,619,235	0.3%	$9.17
3935-3949 Heritage Oak Court	Simi Valley	1	Warehouse / Distribution	1999	186,726	0.4%	2	100.0%	$2,108,492	0.3%	$11.29
851 Lawrence Drive	Thousand Oaks	1	Warehouse / Distribution	1968 / 2021	90,773	0.2%	3	100.0%	$1,373,797	0.2%	$15.13
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.	Thousand Oaks	9	Warehouse / Distribution	2018 / 2020	531,378	1.0%	9	92.0%	$6,969,689	0.9%	$14.26
Ventura County Total		40			3,106,791	6.1%	158	91.2%	$37,194,421	4.8%	$13.13

San Diego – North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.3%	3	100.0%	$2,006,111	0.3%	$13.25
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	90,091	0.2%	11	100.0%	$1,827,871	0.2%	$20.29
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,525	0.2%	6	92.6%	$1,200,411	0.2%	$16.09
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,786	0.2%	4	100.0%	$1,864,167	0.2%	$16.24

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2270 Camino Vida Roble	Carlsbad	1	Light Industrial / Office	1981	106,311	0.2%	17	95.1%	$1,946,043	0.2%	$19.24
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	73,748	0.1%	1	30.7%	$426,589	0.1%	$18.82
4039 Calle Platino(6)	Oceanside	1	Warehouse / Distribution	1991 / 2024	143,663	0.3%	5	79.1%	$1,736,640	0.2%	$15.29
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	0.6%	1	100.0%	$4,311,948	0.6%	$13.82
2843 Benet Road	Oceanside	1	Warehouse / Distribution	1987	35,000	0.1%	1	100.0%	$484,227	0.1%	$13.84
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.2%	2	100.0%	$1,087,950	0.1%	$11.22
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.1%	1	100.0%	$611,389	0.1%	$12.51
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,355	0.2%	10	100.0%	$1,737,443	0.2%	$15.06
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	68,935	0.1%	8	100.0%	$1,142,077	0.1%	$16.57
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.1%	1	100.0%	$612,115	0.1%	$14.40
San Diego – North County Total		29			1,480,221	2.9%	71	93.8%	$20,994,981	2.7%	$15.13

San Diego – Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.2%	16	100.0%	$2,125,361	0.3%	$19.00
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997 / 2024	112,896	0.2%	34	97.6%	$2,410,547	0.3%	$21.88
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,893	0.4%	53	100.0%	$4,221,996	0.5%	$22.47
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.2%	3	100.0%	$1,549,265	0.2%	$17.90
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.1%	1	100.0%	$591,581	0.1%	$12.63
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	99,403	0.2%	2	100.0%	$1,307,869	0.2%	$13.16
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974 / 2024	48,011	0.1%	2	100.0%	$984,021	0.1%	$20.50
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	61,075	0.1%	2	100.0%	$1,263,834	0.2%	$20.69
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,834	0.2%	45	98.0%	$2,294,157	0.3%	$23.94
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.1%	3	76.0%	$1,032,201	0.1%	$22.86
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.2%	1	100.0%	$1,425,850	0.2%	$12.73
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.2%	1	100.0%	$1,771,960	0.2%	$21.22
10015 Waples Court	San Diego	1	Warehouse / Distribution	1988 / 2020	106,412	0.2%	1	100.0%	$1,652,794	0.2%	$15.53
8985 Crestmar Point(6)	San Diego	1	Warehouse / Light Manufacturing	1988	57,086	0.1%	—	—%	$—	—%	$—
5725 Eastgate Drive	San Diego	1	Industrial Outdoor Storage	1995	27,267	0.1%	1	100.0%	$626,008	0.1%	$22.96
8745-8775 Production Avenue	San Diego	2	Light Industrial / Office	1974 / 2021	46,820	0.1%	4	100.0%	$731,732	0.1%	$15.63
8888-8992 Balboa Avenue(6)	San Diego	1	Warehouse / Distribution	1967 / 2024	123,492	0.2%	—	—%	$—	—%	$—
4181 Ruffin Road	San Diego	1	Light Industrial / Office	1987	150,144	0.3%	6	49.8%	$1,508,450	0.2%	$20.19
9223 Balboa Avenue	San Diego	3	Light Industrial / Office	2020	248,579	0.5%	2	100.0%	$9,217,309	1.2%	$37.08

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
9323 Balboa Avenue	San Diego	1	Light Industrial / Office	1978-1980	200,155	0.4%	1	100.0%	$—	—%	$—
4285 Ponderosa Avenue	San Diego	1	Light Industrial / Office	1969	66,648	0.1%	1	100.0%	$1,892,231	0.2%	$28.39
San Diego – Central Total		54			2,133,904	4.2%	179	87.1%	$36,607,166	4.7%	$19.69

Consolidated Portfolio - Total / Weighted Average	425 Properties	708			50,788,225	100.0%	1,650	91.3%	$775,324,995	100.0%	$16.71

(1)Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.
(2)Calculated as rentable square feet for such property divided by rentable square feet for the total consolidated portfolio as of December 31, 2024.
(3)Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2024, multiplied by 12. Excludes tenant reimbursements.
(4)Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2024.
(5)Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2024.
(6)This property is undergoing repositioning, redevelopment, or lease-up as of December 31, 2024.
(7)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rent as of December 31, 2024.

Property Type	Number of Properties	Occupancy(1)	Building Square Feet	Percentage of Total Building Square Feet	Land Square Feet	Coverage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Building Square Foot(5)
Warehouse / Distribution	210	91.2%	30,931,283	60.9%	65,500,682	47.2%	$423,154	54.6%	$15.00
Warehouse / Light Manufacturing	105	93.1%	10,788,127	21.2%	24,023,364	44.9%	161,565	20.8%	$16.09
Light Industrial / Office(6)	43	89.3%	5,115,095	10.1%	12,423,948	41.2%	91,145	11.8%	$19.96
Industrial Outdoor Storage	19	100.0%	211,808	0.4%	7,934,866	2.7%	41,422	5.3%	$5.22	(7)
Light Manufacturing / Flex	10	93.5%	1,969,049	3.9%	5,846,264	33.7%	25,104	3.2%	$13.63
Warehouse / Excess Land	22	84.0%	1,324,107	2.6%	5,654,457	23.4%	25,243	3.3%	$22.70
Cold Storage / Distribution	4	100.0%	401,668	0.8%	798,855	50.3%	7,692	1.0%	$19.15
Redevelopment(8)	12	—%	47,088	0.1%	3,271,604	(8)	—	—%	$—
Total / Weighted Average	425	91.3%	50,788,225	100.0%	125,454,040	40.5%	$775,325	100.0%	$16.71

(1)Calculated as the average occupancy at such properties as of December 31, 2024, based on building square feet.
(2)Calculated as building square feet divided by land square feet.
(3)Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2024, multiplied by 12, and then aggregated by property type. Excludes tenant reimbursements. Amounts in thousands.
(4)Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2024.
(5)Calculated for each property type as annualized base rent for such property type divided by occupied building square feet for such property type as of December 31, 2024, unless otherwise noted.
(6)Includes 901 West Alameda Avenue with 45,690 building square feet that is classified as Creative Office.
(7)Calculated for “Industrial Outdoor Storage” as annualized base rent for such property type divided by land square feet.
(8)Represents current redevelopment properties, as of December 31, 2024, that will have an estimated combined 1.5 million of rentable square feet at completion, or coverage of 46.9%.

Uncommenced Leases
Uncommenced leases as of December 31, 2024, reflect signed new and renewal leases that had not yet commenced as of December 31, 2024. Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases. The following table sets forth information relating to our uncommenced leases as of December 31, 2024.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	556,284	33,065	90.3%	$446,453	$145	$446,598	$17.32
Orange County	153,197	—	90.3%	96,101	199	96,300	$17.96
Riverside / San Bernardino County	24,582	—	96.0%	137,974	134	138,108	$15.02
San Diego County	139,655	—	89.8%	57,602	745	58,347	$17.97
Ventura County	23,578	—	91.2%	37,195	70	37,265	$13.15
Total/Weighted Average	897,296	33,065	91.4%	$775,325	$1,293	$776,618	$16.73

(1)Represents the square footage of renewal leases that had been signed but had not yet commenced as of December 31, 2024.
(2)Represents the square footage of new leases that had been signed but had not yet commenced as of December 31, 2024.
(3)Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2024, divided by total rentable square feet.
(4)Represents annualized base rent for leases that had commenced as of December 31, 2024, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2024, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(5)Annualized base rent from uncommenced leases includes: (i) $0.6 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $0.7 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2024, multiplied by 12.). Amounts in thousands.
(6)Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.
(7)Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2024.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2024.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	21	87.3%	3,207,903	6.3%	$37,342	4.8%	$13.34
Greater San Fernando Valley	74	93.7%	6,963,078	13.7%	107,701	13.9%	$16.51
Mid-Counties	39	93.9%	4,549,886	9.0%	70,244	9.1%	$16.45
San Gabriel Valley	47	86.7%	5,920,997	11.6%	70,150	9.0%	$13.67
South Bay	82	88.8%	7,912,341	15.6%	161,017	20.8%	$22.92
Subtotal / Weighted Average	263	90.2%	28,554,205	56.2%	$446,454	57.6%	$17.34
Orange County
North Orange County	25	83.5%	2,810,311	5.5%	$43,251	5.6%	$18.43
OC Airport	10	99.1%	1,206,589	2.4%	22,824	2.9%	$19.09
South Orange County	10	100.0%	631,860	1.3%	10,570	1.4%	$16.73
West Orange County	10	92.0%	1,288,838	2.5%	19,455	2.5%	$16.40
Subtotal / Weighted Average	55	90.3%	5,937,598	11.7%	$96,100	12.4%	$17.93
Riverside / San Bernardino County
Inland Empire East	1	100.0%	33,258	0.1%	$661	0.1%	$19.86
Inland Empire West	53	96.0%	9,542,248	18.8%	137,313	17.7%	$14.99
Subtotal / Weighted Average	54	96.0%	9,575,506	18.9%	$137,974	17.8%	$15.00
Ventura County
Ventura	18	91.2%	3,106,791	6.1%	$37,195	4.8%	$13.13
Subtotal / Weighted Average	18	91.2%	3,106,791	6.1%	$37,195	4.8%	$13.13
San Diego County
Central San Diego	21	87.1%	2,133,904	4.2%	$36,607	4.7%	$19.69
North County San Diego	14	93.8%	1,480,221	2.9%	20,995	2.7%	$15.13
Subtotal / Weighted Average	35	89.8%	3,614,125	7.1%	$57,602	7.4%	$17.74
Consolidated Portfolio - Total / Weighted Average	425	91.3%	50,788,225	100.0%	$775,325	100.0%	$16.71

(1)Calculated as the average occupancy at such properties as of December 31, 2024.
(2)Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2024, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2024.
(4)Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2024.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2024.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Manufacturing	288	12,167,305	26.2%	$181,926	23.5%	$14.95
Wholesale Trade	386	10,834,388	23.4%	171,380	22.1%	$15.82
Transportation and Warehousing	266	9,322,287	20.1%	157,050	20.3%	$16.85
Professional, Scientific, and Technical Services	134	4,187,942	9.0%	75,516	9.7%	$18.03
Retail Trade	116	2,935,291	6.3%	42,227	5.4%	$14.39
Real Estate and Rental and Leasing	38	772,182	1.7%	23,826	3.1%	$30.86
Construction	119	1,229,413	2.6%	21,551	2.8%	$17.53
Administrative and Support and Waste Management and Remediation Services	71	1,118,263	2.4%	17,097	2.2%	$15.29
Arts, Entertainment, and Recreation	29	931,086	2.0%	15,026	1.9%	$16.14
Mining, Quarrying, and Oil and Gas Extraction(5)	5	44,295	0.1%	12,368	1.6%	$279.22	(5)
Health Care and Social Assistance	30	639,916	1.4%	11,792	1.5%	$18.43
Other Services (except Public Administration)	42	528,947	1.1%	11,310	1.5%	$21.38
Public Administration	15	362,693	0.8%	9,506	1.2%	$26.21
Information	49	457,755	1.0%	8,821	1.1%	$19.27
Educational Services	12	342,896	0.7%	5,337	0.7%	$15.56
Finance and Insurance	8	210,010	0.5%	3,873	0.5%	$18.44
Accommodation and Food Services	14	165,119	0.4%	3,574	0.5%	$21.64
Miscellaneous	28	137,230	0.3%	3,145	0.4%	$22.92
Total / Weighted Average	1,650	46,387,018	100.0%	$775,325	100.0%	$16.71
(1)A single lease may cover space in more than one building.
(2)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2024, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2024.
(4)Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2024.
(5)Includes a tenant leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.7 million or $3.34 per land square foot. Excluding this tenant, annualized base rent per square foot is $15.64.
Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2024, our consolidated properties were 91.4% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.5% of our total annualized in-place base rent. Our average lease size is approximately 29,000 square feet, and approximately 32% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined accounted for 14.1% of our annualized base rent as of December 31, 2024. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2024.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
TIRECO, Inc.	Inland Empire West	1,101,840	2.4%	$19,251	2.5%	$17.47	1/31/2027
L3 Technologies, Inc.	Multiple Submarkets (4)	595,267	1.3%	12,825	1.7%	$21.54	9/30/2031(4)
Zenith Energy West Coast Terminals LLC	South Bay	—	—%	11,675	1.5%	See Note (5)	9/29/2041
Cubic Corporation	Multiple Submarkets (6)	515,382	1.1%	11,110	1.4%	$21.56	3/31/2038(6)
IBY, LLC	San Gabriel Valley	1,178,021	2.5%	10,981	1.4%	$9.32	4/5/2031(7)
Federal Express Corporation	Multiple Submarkets(8)	527,861	1.1%	10,382	1.3%	$19.67	11/30/2032 (8)
GXO Logistics Supply Chain, Inc.	Mid-Counties	411,034	0.9%	8,730	1.1%	$21.24	11/30/2028
Best Buy Stores, L.P.	Inland Empire West	501,649	1.1%	8,529	1.1%	$17.00	6/30/2029
The Hertz Corporation	South Bay	38,680	0.1%	8,249	1.1%	See Note (9)	3/31/2026
Orora Packaging Solutions	Multiple Submarkets(10)	476,065	1.0%	7,845	1.0%	$16.48	9/30/2028(10)
Top 10 Tenants		5,345,799	11.5%	109,577	14.1%
All Other Tenants		41,041,219	88.5%	665,748	85.9%
Total Consolidated Portfolio		46,387,018	100.0%	$775,325	100.0%

(1)Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2024, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2024.
(3)Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2024.
(4)Includes (i) 133,836 rentable square feet in North Orange County expiring December 31, 2024 and (ii) 461,431 rentable square feet in LA-South Bay expiring September 30, 2031.
(5)The tenant is leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.7 million or $3.34 per land square foot.
(6)Includes (i) 200,155 rentable square feet expiring March 31, 2026 and (ii) 315,227 rentable square feet expiring March 31, 2038.
(7)Includes (i) 184,879 RSF expiring April 30, 2028 and (ii) 993,142 RSF expiring April 5, 2031.
(8)Includes (i) one land lease in LA-Mid-Counties expiring July 31, 2025, (ii) one land lease in North Orange County expiring October 31, 2026, (iii) 30,160 rentable square feet in Ventura expiring September 30, 2027, (iv) one land lease in LA-Mid-Counties expiring June 30, 2029, (v) 42,270 rentable square feet in LA-South Bay expiring October 31, 2030, (vi) 311,995 rentable square feet in North County San Diego expiring February 28, 2031, and (vii) 143,436 rentable square feet in LA-South Bay expiring November 30, 2032.
(9)The tenant is leasing 18.4 acres of land with ABR of $8.2 million or $10.30 per land square foot.
(10)Includes (i) 96,993 rentable square feet in North County San Diego expiring September 30, 2026, (ii) 100,500 rentable square feet in Greater San Fernando Valley expiring September 30, 2027, and (iii) 278,572 RSF in North Orange County expiring September 30, 2028.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2024, there were 609 triple net leases in our consolidated portfolio, representing approximately 79.2% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2024, there were 862 modified gross leases in our consolidated portfolio, representing approximately 15.9% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2024, there were 179 gross leases in our consolidated portfolio, representing approximately 4.9% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2024:

Square Feet	Number of Leases	Occupied Building Square Feet		Building/Land Square Feet		Percentage of Total Occupied Building Square Feet		Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Building:
<4,999	615	1,480,399		1,608,364		3.2%		$30,803	3.9%	$20.81
5,000 - 9,999	231	1,644,362		1,824,134		3.6%		31,042	4.0%	$18.88
10,000 - 24,999	324	5,192,041		5,976,722		11.2%		95,130	12.3%	$18.32
25,000 - 49,999	169	6,248,170		7,329,958		13.5%		105,337	13.6%	$16.86
50,000 - 99,999	123	8,984,920		9,726,402		19.5%		146,392	18.9%	$16.29
>100,000	121	22,588,586		24,074,105		49.0%		321,733	41.5%	$14.24
Building Subtotal / Weighted Average	1,583	46,138,478	(4)	50,539,685	(4)	100.0%	(4)	$730,437	94.2%	$15.83
Land/IOS(5)	26			8,382,470	(6)			42,412	5.5%	$5.06
Other(5)	41							2,476	0.3%
Total	1,650							$775,325	100.0%
(1)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2024, multiplied by 12, and then aggregated by building square feet (if applicable). Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2024.
(3)For building leases, calculated as annualized base rent for such leases divided by occupied building square feet for such leases as of December 31, 2024. For “Land/IOS” leases, calculated as annualized base rent for such leases divided by land square feet for such leases as of December 31, 2024.
(4)Excludes 248,540 building square feet that are associated with “Land/IOS”.
(5)“Land/IOS” includes leases for improved land sites and industrial outdoor storage (IOS) sites. “Other” includes amounts related to cellular tower, solar and parking lot leases.
(6)Reflects land square feet for “Land/IOS” leases.

Lease Expirations
As of December 31, 2024, our weighted average in-place remaining lease term was approximately 4 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2024, plus available space, for each of the 10 full calendar years commencing December 31, 2024 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,913,120	3.8%	$—	—%	$—
Repositioning/Redevelopment(6)	—	2,488,087	4.9%	—	—%	$—
MTM Tenants	7	112,357	0.2%	1,699	0.2%	$15.12
2024	20	412,675	0.8%	6,262	0.8%	$15.17
2025	403	7,322,027	14.4%	114,963	14.8%	$15.70
2026	403	8,672,955	17.1%	126,708	16.4%	$14.61
2027	315	7,209,620	14.2%	123,709	16.0%	$17.16
2028	180	6,307,466	12.4%	118,097	15.2%	$18.72
2029	155	5,085,557	10.0%	93,060	12.0%	$18.30
2030	64	3,126,847	6.1%	48,182	6.2%	$15.41
2031	31	3,993,284	7.9%	59,237	7.6%	$14.83
2032	22	1,352,018	2.7%	25,515	3.3%	$18.87
2033	10	386,007	0.8%	7,426	1.0%	$19.24
Thereafter	40	2,406,205	4.7%	50,467	6.5%	$20.97
Total Consolidated Portfolio	1,650	50,788,225	100.0%	$775,325	100.0%	$16.71

(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2024, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2024.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of December 31, 2024.
(5)Represents vacant space (not under repositioning/redevelopment) as of December 31, 2024. Includes leases aggregating 33,065 rentable square feet that had been signed but had not yet commenced as of December 31, 2024. Adjusting for such leases, we had 1,880,055 of available vacant space representing 3.7% of our total owned square feet as of December 31, 2024.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”), redevelopment or lease-up as of December 31, 2024. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” of this Annual Report on Form 10-K for additional details related to these properties.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2024			2023			2022
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases – First Generation(3)(4)	$1,718	957,290	$1.79	$1,572	1,400,053	$1.12	$1,528	834,106	$1.83
New Leases – Second Generation(3)(5)	314	141,274	$2.22	113	90,902	$1.24	494	491,933	$1.00
Renewal Leases	349	444,014	$0.79	826	536,858	$1.54	855	933,596	$0.92
Total Tenant Improvements	$2,381	1,542,578	$1.54	$2,511	2,027,813	$1.24	$2,877	2,259,635	$1.27
Leasing Commissions
New Leases – First Generation(3)(4)	$9,166	2,000,568	$4.58	$9,488	1,171,683	$8.10	$7,357	876,485	$8.39
New Leases – Second Generation(3)(5)	6,953	1,939,960	$3.58	7,652	1,832,823	$4.17	9,190	1,359,424	$6.76
Renewal Leases	9,904	3,384,808	$2.93	10,308	3,530,689	$2.92	5,025	1,852,256	$2.71
Total Leasing Commissions	$26,023	7,325,336	$3.55	$27,448	6,535,195	$4.20	$21,572	4,088,165	$5.28
Total Tenant Improvements & Leasing Commissions	$28,404			$29,959			$24,449
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
Historical Capital Expenditures
The following table sets forth certain historical information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2024			2023			2022
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Non-Recurring Capital Expenditures(4)	$313,187	36,624,828	$8.55	$222,709	32,392,200	$6.88	$111,112	26,002,606	$4.27
Recurring Capital Expenditures(5)	19,661	49,255,581	$0.40	26,798	44,002,786	$0.61	8,675	39,561,722	$0.22
Total Capital Expenditures	$332,848			$249,507			$119,787
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
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 5, 2025, there were 296 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	421	$45.81	N/A	N/A
November 1, 2024 to November 30, 2024	59	$42.77	N/A	N/A
December 1, 2024 to December 31, 2024	51	$38.65	N/A	N/A
	531	$44.79	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2019 through December 31, 2024, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2019, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

Total Return Performance
$200
$175
$150
$125
$100
$75
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Rexford Industrial Realty, Inc.
S&P 500 Index
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Industrial Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Rexford Industrial Realty, Inc.	$100.00	$109.69	$184.09	$126.70	$133.85	$95.73
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones Equity All REIT Index	$100.00	$95.21	$134.44	$100.82	$112.21	$117.66
Dow Jones U.S. Real Estate Industrial Index	$100.00	$114.56	$175.88	$119.20	$145.37	$123.07
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
As of December 31, 2024, our consolidated portfolio consisted of 425 properties with approximately 50.8 million rentable square feet.
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
Highlights
Full Year Financial and Operational Highlights
•Net income attributable to common stockholders increased by 15.6% to $262.9 million in 2024 compared to 2023.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 15.0% to $511.7 million in 2024 compared to 2023.
•Net operating income (NOI)(1) increased by 17.3% to $711.8 million in 2024 compared to 2023.
•Total portfolio occupancy at year-end was 91.3%.
•Same Property Portfolio(2) average occupancy for the year ended December 31, 2024 was 96.6% and ending occupancy at year-end was 94.1%.
•Executed a total 436 new and renewal leases with a combined 8.1 million rentable square feet, with leasing spreads of 38.9% on a GAAP basis and 28.6% on a cash basis. Excluding one lease extension executed in the first quarter of 2024 on a 1.1 million rentable square foot lease, leasing spreads were 55.3% on a GAAP basis and 38.7% on a cash basis.
Acquisitions
•During 2024, we completed $1.5 billion in total investments representing 56 properties with a combined 4.6 million rentable square feet of buildings on 218.3 acres of land.
Dispositions
•During 2024, we sold five properties with a combined 170,293 rentable square feet for an aggregate gross sales price of $44.3 million and recognized $18.0 million in gains on sale of real estate.

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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 7 of this Annual Report on Form 10-K.

Repositioning & Redevelopment
•During 2024, we stabilized 10 of our repositioning/redevelopment properties located at 9755 Distribution Avenue, 8902-8940 Activity Road, 444 Quay Avenue, 263-321 Gardena Boulevard, 20851 Currier Road, 17311 Nichols Lane, 12752-12822 Monarch Street, 12907 Imperial Highway and 500 Dupont Avenue, which have a combined 826,442 rentable square feet of buildings, as well as 2880 Ana Street, which is an industrial outdoor storage sites with 3.7 acres of land.
•As of December 31, 2024, we had 12 repositioning/redevelopment properties with a combined 1,175,688 rentable square feet in the lease-up stage.
Equity
•During 2024, we issued 12,666,152 shares of common stock for total net proceeds of $650.2 million through a range of equity transactions, as follows:
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
◦In March 2024, we completed a public offering of 17,179,318 shares of common stock to an existing investor, subject to a forward equity sale agreement, at a price of $48.95 per share for a gross offering value of $840.9 million. In 2024, we partially settled the forward equity sale agreement by issuing 7,402,550 shares of common stock for net proceeds of $360.0 million, based on a weighted average forward price of $48.63 per share at settlement.
•Subsequent to December 31, 2024, through the date of this filing, we partially settled forward equity sale agreement related to the March 2024 public offering by issuing 1,543,191 shares of common stock in exchange for net proceeds of $75.0 million, based on a weighted average forward price of $48.60 per share at settlement.
•As of the date of this filing, we had 8,233,577 shares of common stock, or approximately $401.1 million of net forward proceeds remaining for settlement prior to March 27, 2025, based on a weighted average forward price of $48.72 per share.
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
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long-term due to high land and redevelopment costs, regulatory hurdles with restrictive development constraints and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. Additionally, regional consumption, which we believe represents an important driver of industrial tenant demand within our target markets, continues to exhibit growth as measured by consumer spending with approximately $31.6 billion of incremental spending forecasted for 2025, according to Oxford Economics. While we believe that our infill Southern California industrial property markets have demonstrated resiliency related to occupancy and rental rates in the context of key market drivers over the last several years, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including an uncertain interest rate environment, persistent inflation, changes in trade policy, and global geopolitical unrest. Market rent growth continues to normalize, with rents decreasing approximately 12.5% over 2024, according to third-party market data, within our infill Southern California markets, after having increased by approximately 80.0%, on average, through the pandemic years of 2020 through 2022.
The quality of tenant demand in 2024 is demonstrated through the Company’s strong leasing spreads and leasing volume (see “—Leasing Activity and Rental Rates” below). Tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food and beverage, construction and logistics, among other sectors. We also continue to observe a notable volume of ecommerce-oriented tenants securing space within our infill property locations driven in part by delivery demand associated with last-mile distribution and local omnichannel retail fulfillment which are driving discernible shifts in inventory-handling strategies among retailers and distributors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our existing diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand over the long-term.
General Market Conditions
We believe our portfolio’s leasing performance in 2024 has generally outpaced that of the infill markets within which we operate. By way of example, the observed rent decline within our portfolio of approximately 8.3% through 2024 compares favorably to the approximately 12.5% decline in rents, on average, for our broader infill Southern California market as reported by third-party market data. We believe this relative performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, with last-mile infill locations and a smaller average tenant size versus other non-infill competitors, is well positioned to serve regional consumption and less susceptible to changes in global trade flows. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets that we believe are generally otherwise owned by more passive, less-focused real estate owners.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased year-over-year to 4.2% and average asking lease rates decreased 13% year-over-year after increasing by 78% over the prior three year period. New development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, average asking lease rates decreased year-over-year and vacancy increased year-over-year to 3.1%. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased year-over-year to 5.5% and average taking lease rates declined 21% year-over-year as the market readjusted from the unsustainable levels of hyper-growth from 2020 to 2022, which also drove a temporary increase in the development of new, typically larger space product. Consequently, the increased vacancy was primarily due to vacant construction deliveries, as well as an increase in the supply of buildings over 100,000 square feet. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.

In San Diego, vacancy increased year-over-year and average asking lease rates increased year-over-year.
In Ventura County, vacancy increased year-over-year and average asking lease rates increased year-over-year.
Acquisitions and Value-Add Repositioning and Redevelopment of Properties
The Company’s growth strategy targets industrial property investments demonstrating the potential for accretion in Core FFO and net asset value, both on a per share basis, over the near- to longer-term. These target investments may comprise acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire industrial outdoor storage sites, land parcels or properties with excess land for ground-up redevelopment projects. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million single property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws. Similarly, while our focus is owning and operating industrial properties in Southern California infill markets, occasionally an acquisition may include non-industrial properties, such as office and other uses, with the intent to reposition or redevelop the properties into industrial use or to dispose of the non-industrial assets in a manner intended to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
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
As of December 31, 2024, 22 of our properties were under current repositioning or redevelopment and 12 of our properties were in the lease-up stage. In addition, we have a pipeline of 21 additional properties for which we anticipate beginning repositioning/redevelopment construction work over the near term. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2023 and 2024, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Repositioning/ Lease-up Rentable Square Feet(2)		Start	Completion	Total Property Leased % at 12/31/24
Current Repositioning:
14434-14527 San Pedro Street (South Bay)	LA	61,398	(3)	3Q-2023	1Q-2025	—%
29120 Commerce Center Drive (SF Valley)	LA	135,258		3Q-2023	4Q-2025	100%(4)
17000 Kingsview Avenue (South Bay)	LA	95,865		1Q-2024	2Q-2025	77%(5)
29125 Avenue Paine (SF Valley)	LA	176,107		1Q-2024	3Q-2025	100%(6)
19301 Santa Fe Avenue (South Bay)	LA	LAND		2Q-2024	2Q-2025	—%
Harcourt & Susana (South Bay)	LA	33,461	(7)	2Q-2024	3Q-2025	—%
8985 Crestmar Point (Central SD)	SD	53,395		4Q-2024	2Q-2025	—%
14955 Salt Lake Avenue (SG Valley)	LA	45,930		4Q-2024	4Q-2025	—%
Total Current Repositioning		601,414

Lease-Up - Repositioning
11308-11350 Penrose Street (SF Valley)	LA	71,547		1Q-2023	1Q-2024	—%
4039 Calle Platino (North County SD)	SD	73,807		2Q-2023	1Q-2024	79%
1020 Bixby Drive (SG Valley)	LA	57,600		1Q-2024	3Q-2024	—%
East 27th Street (Central LA)	LA	126,563		1Q-2024	4Q-2024	—%
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520		1Q-2024	4Q-2024	—%
1315 Storm Parkway (South Bay)	LA	37,844		2Q-2024	4Q-2024	—%
Total Lease-up (Repositioning)		415,881
– See footnotes starting on page 67 –

				Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(8)		Start	Completion	Total Property Leased % at 12/31/24
Current Redevelopment:
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571		3Q-2021	2Q-2025	—%
3233 Mission Oaks Blvd. (Ventura)(9)	VC	116,852		2Q-2022	1Q-2025	—%
6027 Eastern Avenue (Central LA)	LA	94,140		3Q-2022	1Q-2025	—%
12118 Bloomfield Avenue (Mid-Counties)	LA	107,045		4Q-2022	1Q-2025	—%
4416 Azusa Canyon Road (SG Valley)	LA	129,830		4Q-2022	1Q-2025	—%
15010 Don Julian Road (SG Valley)	LA	219,242		1Q-2023	4Q-2025	—%
21515 Western Avenue (South Bay)	LA	83,740		2Q-2023	2Q-2025	—%
12772 San Fernando Road (SF Valley)	LA	143,529		3Q-2023	1Q-2025	—%
19900 Plummer Street (SF Valley)	LA	79,539		3Q-2023	1Q-2025	—%
Rancho Pacifica - Bldg 5 (South Bay)(10)	LA	76,553		4Q-2023	1Q-2025	—%
1500 Raymond Avenue (North OC)	OC	136,218	(11)	4Q-2023	1Q-2025	—%
17907-18001 Figueroa Street (South Bay)	LA	76,468	(12)	4Q-2023	1Q-2025	—%
14940 Proctor Road (SG Valley)	LA	160,045		4Q-2024	2Q-2026	—%
11234 Rush Street (SG Valley)	LA	103,108		4Q-2024	1Q-2027	—%
Total Current Redevelopment		1,727,880

Lease-up (Redevelopment):
1055 Sandhill Avenue (South Bay)	LA	127,775		3Q-2021	4Q-2024	—%
9920-10020 Pioneer Blvd (Mid-Counties)	LA	163,435		4Q-2021	3Q-2024	—%
1901 Via Burton (North OC)	OC	139,449		1Q-2022	2Q-2024	—%
8888 Balboa Avenue (Central SD)	SD	123,492		3Q-2022	4Q-2024	—%
2390-2444 American Way (North OC)	OC	100,483		4Q-2022	2Q-2024	—%
3071 Coronado Street (North OC)	OC	105,173		1Q-2023	1Q-2024	—%
Total Lease-up (Redevelopment)		759,807
– See footnotes starting on page 67 –

Property (Submarket)	Market	Projected Rentable Square Feet	Project Type
Near-Term Potential Future Repositioning and Redevelopment:
1175 Aviation Place (Greater SF Valley)	LA	93,219	Reposition
24935 Avenue Kearny (Greater SF Valley)	LA	69,761	Reposition
16010 Shoemaker Avenue (Mid-Counties)	LA	115,662	Reposition
1601 Mission Boulevard (SG Valley)	LA	699,890	Reposition
218 Turnbull Canyon (SG Valley)	LA	191,095	Reposition
425 Hacienda Boulevard (SG Valley)	LA	44,025	Reposition
9455 Cabot Drive (Central SD)	SD	83,563	Reposition
Figueroa & Rosecrans (South Bay)	LA	56,700	Reposition
3935-3949 Heritage Oak Court (Ventura)	VC	186,726	Reposition
5235 Hunter Avenue (North OC)	OC	117,772	Redevelopment
7815 Van Nuys Blvd (SF Valley)	LA	78,990	Redevelopment
3547-3555 Voyager Street (South Bay)	LA	67,371	Redevelopment
600-708 Vermont Avenue (North OC)	OC	263,800	Redevelopment
9323 Balboa Avenue (Central SD)	SD	163,400	Redevelopment
3100 Fujita Street (South Bay)	LA	82,080	Redevelopment
14005 Live Oak Avenue (SG Valley)	LA	100,380	Redevelopment
18455 Figueroa Street (South Bay)	LA	179,284	Redevelopment
15715 Arrow Highway (SG Valley)	LA	106,278	Redevelopment
950 West 190th Street (South Bay)	LA	197,000	Redevelopment
13925 Benson Avenue (IE - West)	SB	143,745	Redevelopment
16425 Gale Avenue (SG Valley)	LA	325,800	Redevelopment
Total Future Repositioning and Redevelopment		3,366,541
– See footnotes starting on page 67 –

Property Stabilized:(13)	Market	Stabilized Rentable Square Feet	Period Stabilized	Total Property Leased % at 12/31/24
9755 Distribution Avenue (Central SD)	SD	24,071	1Q-2024	100%
8902-8940 Activity Road (Central SD)	SD	13,950	1Q-2024	92%
444 Quay Avenue (South Bay)	LA	29,760	2Q-2024	100%
263-321 Gardena Blvd (South Bay)	LA	55,238	2Q-2024	100%
20851 Currier Road (SG Valley)	LA	59,412	3Q-2024	100%
12752-12822 Monarch St. (West OC)(14)	OC	163,864	3Q-2024	93%
17311 Nichols Lane (OC West)	OC	104,182	3Q-2024	100%
500 Dupont Avenue (IE - West)	SB	274,885	4Q-2024	100%
2880 Ana Street (South Bay)	LA	LAND	4Q-2024	100%
12907 Imperial Highway (Mid-Counties)	LA	101,080	4Q-2024	100%
Total 2024 Stabilized		826,442

12821 Knott Street (West OC)	OC	165,171	2Q-2023	100%
12133 Greenstone Avenue (Mid-Counties)	LA	LAND	2Q-2023	100%
14100 Vine Place (Mid-Counties)	LA	122,514	2Q-2023	100%
15601 Avalon Boulevard (South Bay)	LA	86,879	2Q-2023	100%
19431 Santa Fe Avenue (South Bay)	LA	LAND	4Q-2023	100%
2800 Casitas Avenue (SF Valley)	LA	116,158	4Q-2023	100%
Total 2023 Stabilized		490,722
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
(2)“Repositioning/Lease-up Rentable Square Feet” is the actual rentable square footage that is subject to repositioning at the property/building, and may be less than the total rentable square footage of the entire property or particular building(s) under repositioning.
(3)14434-14527 San Pedro Street is a low coverage site with 61,398 rentable square feet of buildings on 335,905 square feet, or 7.7 acres, of land.
(4)As of December 31, 2024, 29120 Commerce Center Drive has been leased on a short-term basis through June 30, 2025. We are currently performing repositioning work around the short-term tenant.
(5)As of December 31, 2024, we were performing repositioning work at 17000 Kingsview Avenue around a short-term tenant who subsequently vacated the property in January 2025.
(6)As of December 31, 2024, 29125 Avenue Paine has been leased on a short-term basis through June 30, 2025. We are planning to perform repositioning work around the short-term tenant.
(7)Harcourt & Susana is a low coverage site with 33,461 rentable square feet of buildings on 239,364 square feet, or 5.5 acres, of land.
(8)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(9)As of December 31, 2024, 3233 Mission Oaks Boulevard comprises 409,217 rentable square feet that are currently occupied and not being redeveloped. We are constructing one new building comprising 116,852 rentable square feet. We are also performing site work across the entire project. At completion, the total project will contain 526,069 rentable square feet.
(10)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet.

We demolished the existing building and are constructing a new building comprising approximately 76,553 rentable square feet in its place.
(11)1500 Raymond Avenue contains one acre of excess paved land.
(12)17907-18001 Figueroa Street will be a low coverage site with 76,468 rentable square feet of buildings on 221,055 square feet, or 5.1 acres, of land.
(13)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(14)12752-12822 Monarch Street comprises 275,189 rentable square feet. The project includes 111,325 rentable square feet with tenants in-place that were not redeveloped. We repositioned 65,968 rentable square feet, demolished 99,925 rentable square feet and constructed a new 97,896 rentable square foot building in its place.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $31.4 million of interest expense and $8.1 million of insurance and real estate tax expenses during the year ended December 31, 2024, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of December 31, 2024, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 91.3% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.0% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of December 31, 2024, 22 of our properties with a combined 2.3 million of estimated rentable square feet at completion are under current repositioning or redevelopment, 12 properties with a combined 1.2 million rentable square feet are in lease-up, and we have a near-term potential pipeline of 21 repositioning and redevelopment projects with a combined 3.4 million of estimated rentable square feet at completion. Additionally, as of December 31, 2024, we had 0.6 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 4.9% of our total consolidated portfolio square footage as of December 31, 2024. Including vacant space at these properties, our weighted average occupancy rate as of December 31, 2024, in our Los Angeles, Orange County and San Bernardino markets was 90.2%, 90.3% and 96.0%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of December 31, 2024, in these markets was 95.4%, 98.7% and 98.0%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.

The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Although there has been a post-COVID normalization of market rates and vacancy over the past two years, the Los Angeles, Orange County, San Bernardino–Inland Empire West and San Diego markets are well-positioned for the long-term due to fundamental demand drivers and barriers for new supply. Although we cannot predict how our markets may perform in future periods, we believe that general market conditions will continue to offer the long-term opportunity to increase occupancy and rental rates at our properties which will be an important driver of future revenue growth.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2024:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2024	50	830,941	4.2	$15.88	41.3%	31.2%
Q2-2024	60	1,033,006	5.1	$20.66	45.2%	29.7%
Q3-2024	56	994,566	4.1	$15.79	35.8%	25.7%
Q4-2024	44	330,334	4.2	$21.52	46.9%	33.5%
Total/Weighted Average	210	3,188,847	4.5	$17.98	42.1%	29.5%

	Renewal Leases						Expiring Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2024	64	2,398,076	3.1	$14.62	14.8%	11.3%	152	3,819,253	82.2%
Q2-2024	69	1,228,905	4.5	$19.39	78.6%	58.2%	126	2,038,430	68.1%
Q3-2024	52	599,529	4.4	$18.16	41.4%	27.3%	112	1,677,064	51.6%
Q4-2024	41	684,961	4.7	$16.89	58.8%	44.1%	108	2,436,160	51.3%
Total/Weighted Average	226	4,911,471	3.8	$16.56	38.0%	28.3%	498	9,970,907	67.9%
Excluding One Lease Extension:(8)
Total/Weighted Average	225	3,809,631	4.4	$16.64	61.4%	43.0%
(1)Net effective rent per square foot is the average base rent calculated in accordance with GAAP, over the term of the lease, expressed in dollars per square foot per year. Includes all new and renewal leases that were executed during each respective quarter.
(2)Calculated as the change between net effective rents for new or renewal leases and the expiring net effective rents (excluding the impact of amortization of intangible assets or liabilities) on the expiring leases for the same space.
(3)Calculated as the change between starting cash rents, excluding any abatements, for new or renewal leases and the expiring cash rents on the expiring leases for the same space.
(4)The net effective and cash re-leasing spreads for new leases executed during the year ended December 31, 2024, exclude 72 leases aggregating 1,922,676 rentable square feet for which there was no comparable lease data. Of these 72 excluded leases, 27 leases aggregating 1,118,439 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.

(5)The net effective and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2024, exclude nine leases aggregating 847,339 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(6)Includes leases totaling 2,298,380 rentable square feet that expired during the year ended December 31, 2024, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
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
(8)Reflects our renewal leasing activity, weighted average lease term, effective rent per square foot and leasing spreads for the year ended December 31, 2024, excluding a 1.1 million square foot lease extension with Tireco, Inc. at 10545 Production Avenue during the first quarter of 2024. The original Tireco, Inc. lease expiration date was January 2025 and included a fixed rate renewal option. In March 2024, the lease was extended through January 2027 at the current in-place rent at the time of execution and includes a 4% contractual rent increase in 2026 and two months of rent abatement. This lease extension was excluded for comparability purposes, in order to allow investors to compare quarterly and year-to-date leasing statistics to our prior periods.
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of December 31, 2024, we have 22 current repositioning/redevelopment projects with estimated construction completion periods ranging from the first quarter of 2025 through the first quarter of 2027. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations.
As of December 31, 2024, 1.9 million rentable square feet of our portfolio was available for lease, 2.5 million rentable square feet of vacant space was under repositioning/redevelopment or in the lease-up stage and leases representing 0.4 million rentable square feet of our portfolio expired on December 31, 2024. Additionally, leases representing 14.4% and 17.1% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2025 and 2026, respectively. During the year ended December 31, 2024, we renewed 226 leases for 4.9 million rentable square feet, resulting in a 67.9% retention rate. New and renewal leases signed during the current year had a weighted average term of 4.5 and 4.4 years (excluding the 1.1 million square foot lease extension noted above under “—Leasing Activity and Rental Rates”), respectively, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the years ending December 31, 2025 and 2026, represent 14.8% and 16.4%, respectively, of the total annualized base rent for our portfolio as of December 31, 2024. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire in 2025 and 2026 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.
As described under “Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market and showed signs of a post-pandemic normalizing of tenant demand, overall there was a continued supply and demand imbalance across our submarkets, which continues to support favorable long-term market fundamentals.

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
Taxable REIT Subsidiary
As of December 31, 2024, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward and therefore there is no income tax provision for the years ended December 31, 2024 and 2023. Additionally, the taxable REIT subsidiary had minimal activity during these periods.
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
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies and discussion of new accounting pronouncements (if applicable), see “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this Annual Report on Form 10-K.

    Investment in Real Estate
We evaluated the acquisitions that we completed during the years ended December 31, 2024 and 2023, and determined that these transactions should be accounted for as asset acquisitions. Our acquisitions of properties generally no longer meet the revised definition of a business under Accounting Standards Update 2017-01, Business Combinations - Clarifying the Definition of a Business, and accordingly are accounted for as asset acquisitions.
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
Our estimates for the fair value of the individual assets acquired and liabilities assumed are subject to uncertainty given the significant assumptions used to determine their fair value. The use of different assumptions in the determination of fair value could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related depreciation and amortization expense recorded for such assets and liabilities. In addition, because the value of above- and below-market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations. Our estimation process and the valuation model we use to determine the fair value of the individual assets acquired and liabilities assumed are discussed in more detail in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
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
Impairment of the carrying value of long-lived assets are subject to uncertainty associated with forecasting future cash flows for measuring recoverability. Recoverability of real estate assets and other long-lived assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further details regarding our estimation process for impairment of long-lived assets.
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
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
For the comparison of the years ended December 31, 2024 and 2023, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2023 through December 31, 2024, and that were stabilized prior to January 1, 2023, which consisted of buildings aggregating approximately 37.0 million rentable square feet at 293 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2023 through December 31, 2024, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2023 or 2024, management and leasing services revenue, interest income, interest expense and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2024 and 2023, our Total Portfolio includes the properties in our Same Property Portfolio, the 75 properties aggregating approximately 8.9 million rentable square feet that were acquired during 2024 and 2023, and the seven properties aggregating approximately 0.3 million rentable square feet that were sold during 2024 and 2023.

As of December 31, 2024 and 2023, our Same Property Portfolio occupancy was approximately 94.1% and 97.1%, respectively. For the years ended December 31, 2024 and 2023, our Same Property Portfolio weighted average occupancy was approximately 96.6% and 97.1%, respectively.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2024	2023			2024	2023
	($ in thousands)
REVENUES
Rental income	$693,826	$667,068	$26,758	4.0%	$922,096	$791,383	$130,713	16.5%
Management and leasing services	—	—	—	—%	611	682	(71)	(10.4)%
Interest income	—	—	—	—%	13,700	5,761	7,939	137.8%
TOTAL REVENUES	693,826	667,068	26,758	4.0%	936,407	797,826	138,581	17.4%
OPERATING EXPENSES
Property expenses	159,563	153,890	5,673	3.7%	210,260	184,479	25,781	14.0%
General and administrative	—	—	—	—%	82,153	75,027	7,126	9.5%
Depreciation and amortization	192,272	194,584	(2,312)	(1.2)%	275,247	244,510	30,737	12.6%
TOTAL OPERATING EXPENSES	351,835	348,474	3,361	1.0%	567,660	504,016	63,644	12.6%
OTHER EXPENSE
Other expenses	—	—	—	—%	2,238	1,820	418	23.0%
Interest expense	—	—	—	—%	98,596	61,400	37,196	60.6%
TOTAL EXPENSES	351,835	348,474	3,361	1.0%	668,494	567,236	101,258	17.9%
Gains on sale of real estate	—	—	—	—%	18,013	19,001	(988)	(5.2)%
NET INCOME	$341,991	$318,594	$23,397	7.3%	$285,926	$249,591	$36,335	14.6%
Rental Income
The following table reports the breakdown of 2024 and 2023 rental income, as reported prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)	%	Year Ended December 31,		Increase/(Decrease)	%
Category	2024	2023		Change	2024	2023		Change
Rental revenue(1)	$574,175	$551,453	$22,722	4.1%	$763,364	$656,101	$107,263	16.3%
Tenant reimbursements (2)	117,239	113,607	3,632	3.2%	156,017	133,004	23,013	17.3%
Other income(3)	2,412	2,008	404	20.1%	2,715	2,278	437	19.2%
Rental income	$693,826	$667,068	$26,758	4.0%	$922,096	$791,383	$130,713	16.5%
Our Same Property Portfolio and Total Portfolio rental income increased by $26.8 million, or 4.0%, and $130.7 million, or 16.5%, respectively, during the year ended December 31, 2024, compared to the year ended December 31, 2023, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $22.7 million, or 4.1%, and $107.3 million, or 16.3%, respectively, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease in occupancy rates, a decrease of $4.2 million in amortization of net below-market lease intangibles and an increase of $1.3 million in bad debt write-offs and reserves for tenant receivables not deemed probable of collection. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 75 properties we acquired during 2023 and 2024, partially offset by the decrease in revenues from the seven properties that were sold during 2023 and 2024.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue increased by $3.6 million, or 3.2%, and $23.0 million or 17.3%, respectively, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses, higher billings for other reimbursable expenses and higher reimbursable insurance expenses due to higher overall premiums. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 75 properties we acquired during 2023 and 2024.
 (3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.4 million, or 20.1%, and $0.4 million, or 19.2%, respectively, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue decreased by $0.1 million, or 10.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Interest Income
Our Total Portfolio interest income increased from $5.8 million for the year ended December 31, 2023 to $13.7 million for the year ended December 31, 2024, primarily due to a $8.2 million increase related to interest earned on the $125.0 million loan that we originated on October 26, 2023.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $5.7 million, or 3.7%, and $25.8 million, or 14.0%, respectively, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, insurance expenses as a result of higher overall premiums, utility expenses, allocated overhead costs driven by a higher employee headcount and rising labor costs, and repairs and maintenance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 75 properties we acquired during 2023 and 2024, partially offset by the decrease in property expenses from the seven properties that were sold during 2023 and 2024.
General and Administrative
Our Total Portfolio general and administrative expenses increased by $7.1 million, or 9.5% for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increases in non-cash equity compensation expense related to annual performance unit and LTIP unit awards and payroll/benefits related costs due to a higher employee headcount and rising labor costs.
Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $2.3 million, or 1.2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to acquisition-related in-place lease intangibles and tenant improvements becoming fully depreciated at certain properties during 2023 and 2024, partially offset by an increase in depreciation expense related to capital improvements placed into service during 2023 and 2024 and an increase in amortization of deferred leasing costs. Our Total Portfolio depreciation and amortization expense increased by $30.7 million, or 12.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to incremental expense from the 75 properties we acquired during 2023 and 2024.

Other Expenses
    Our Total Portfolio other expenses increased by $0.4 million from $1.8 million for the year ended December 31, 2023, to $2.2 million for the year ended December 31, 2024, primarily due to a $0.6 million increase in write-offs of construction costs related to cancelled projects and a $0.2 million increase in construction demolition costs, partially offset by a $0.2 million decrease in acquisition expenses and a $0.2 million impairment charge recorded in 2023 to reduce the carrying value of the right-of-use asset in connection with the early termination of a sublease for one of our corporate office space leases.
Interest Expense
Our Total Portfolio interest expense increased by $37.2 million, or 60.6%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $41.7 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024 and a $4.0 million increase related to the $300 million of 5.000% Senior Notes due 2028 offering we completed in March 2023, partially offset by a $7.8 million decrease due to an increase in capitalized interest related to repositioning and redevelopment activity.
Gains on Sale of Real Estate
During the year ended December 31, 2024, we recognized gains on sale of real estate of $18.0 million from the disposition of five properties that were sold for an aggregate gross sales price of $44.3 million. During the year ended December 31, 2023, we recognized gains on sale of real estate of $19.0 million from the disposition of two properties that were sold for a gross sales price of $28.3 million.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 12, 2024, for a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
We calculate “Core FFO” by adjusting FFO for non-comparable items outlined in the reconciliation below. We believe that Core FFO is a useful supplemental measure and that by adjusting for items that are not considered by us to be part of our on-going operating performance, provides a more meaningful and consistent comparison of our operating and financial performance period-over-period. Because these adjustments have a real economic impact on our financial condition and results from operations, the utility of Core FFO as a measure of our performance is limited. Other REITs may not calculate Core FFO in a consistent manner. Accordingly, our Core FFO may not be comparable to other REITs' core FFO. Core FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance. “Company share of Core FFO” in the table below reflects Core FFO attributable to common stockholders, which excludes amounts allocable to noncontrolling interests, participating securities and preferred stockholders.

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (unaudited and in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$285,926	$249,591	$177,157
Adjustments:
Depreciation and amortization	275,247	244,510	196,794
Gains on sale of real estate	(18,013)	(19,001)	(8,486)
FFO	$543,160	$475,100	$365,465
Adjustments:
Acquisition expenses	123	369	613
Impairment of right-of-use asset	—	188	—
Loss on extinguishment of debt	—	—	915
Amortization of loss on termination of interest rate swaps	211	236	253
Non-capitalizable demolition costs	1,127	881	663
Write-offs of below-market lease intangibles related to terminations(1)	—	(1,318)	(5,792)
Core FFO	$544,621	$475,456	$362,117
Less: preferred stock dividends	(9,258)	(9,258)	(9,258)
Less: Core FFO attributable to noncontrolling interests(2)	(21,319)	(19,525)	(16,838)
Less: Core FFO attributable to participating securities(3)	(2,349)	(1,844)	(1,282)
Company share of Core FFO	$511,695	$444,829	$334,739
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

The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental income	$922,096	$791,383	$630,578
Less: Property expenses	210,260	184,479	150,503
Net Operating Income	$711,836	$606,904	$480,075
Above/(below) market lease revenue adjustments	(27,653)	(29,882)	(31,209)
Straight line rental revenue adjustment	(38,433)	(36,587)	(31,220)
Cash Net Operating Income	$645,750	$540,435	$417,646
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$285,926	$249,591	$177,157
General and administrative	82,153	75,027	64,264
Depreciation and amortization	275,247	244,510	196,794
Other expenses	2,238	1,820	1,561
Interest expense	98,596	61,400	48,496
Loss on extinguishment of debt	—	—	915
Management and leasing services	(611)	(682)	(616)
Interest income	(13,700)	(5,761)	(10)
Gains on sale of real estate	(18,013)	(19,001)	(8,486)
Net Operating Income	$711,836	$606,904	$480,075
Above/(below) market lease revenue adjustments	(27,653)	(29,882)	(31,209)
Straight line rental revenue adjustment	(38,433)	(36,587)	(31,220)
Cash Net Operating Income	$645,750	$540,435	$417,646
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$285,926	$249,591	$177,157
Interest expense	98,596	61,400	48,496
Depreciation and amortization	275,247	244,510	196,794
Gains on sale of real estate	(18,013)	(19,001)	(8,486)
EBITDAre	$641,756	$536,500	$413,961
Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2024, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of December 31, 2024, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.4 billion, with $561.0 million due within 12 months (including the $400.0 million unsecured term loan facility maturing on July 18, 2025, which can be extended for one remaining one-year term at our option, the $100.0 million unsecured senior notes maturing on August 6, 2025 and the $60.0 million term loan facility maturing on October 27, 2025, which can be extended for two remaining one-year terms at our option);

•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $432.8 million, of which $121.4 million is due within 12 months.
•Commitments of $129.2 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $25.7 million, of which $1.7 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of December 31, 2024, our cash and cash equivalents were $56.0 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $995.0 million available for future borrowings after giving effect to the $5.0 million letter of credit that was issued under the unsecured revolving credit facility.
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
ATM Program
On February 17, 2023, we established the 2023 ATM Program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion. The 2023 ATM Program replaced our previous $1.0 billion ATM program, which was established on May 27, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $834.6 million through February 17, 2023.
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
During the year ended December 31, 2024, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the 2023 ATM Program.
During the year ended December 31, 2024, we physically settled the forward equity sale agreements that were outstanding as of December 31, 2023 under the 2023 ATM Program by issuing 3,010,568 shares of our common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
As of December 31, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
During 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 7,402,550 shares of common stock for net proceeds of $360.0 million, based on a weighted average forward price of $48.63 per share at settlement. Subsequent to December 31, 2024, through the date of this filing, we partially settled the March 2024 public offering by issuing 1,543,191 shares of common stock in exchange for net proceeds of $75.0 million, based on a weighted average forward price of $48.60 per share at settlement.
We currently expect to physically settle the remaining 8,233,577 shares under the March 2024 Forward Sale Agreement by issuing shares of our common stock in exchange for cash proceeds upon one or more settlement dates, at our discretion, prior to the scheduled maturity date of March 27, 2025. As of February 7, 2025, the date of this Annual Report on Form 10-K, the net forward sale price was $48.72 and would result in $401.1 million of cash proceeds upon physical settlement of the shares under the March 2024 Forward Sale Agreement.
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
During the year ended December 31, 2024, we settled the outstanding May 2023 Forward Sale Agreements by issuing 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
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

During the year ended December 31, 2024, we completed the sale of five properties for an aggregate sales price of $44.3 million and net cash proceeds of $41.3 million. The net cash proceeds were used to partially fund the acquisition of three properties during the year ended December 31, 2024, through 1031 Exchange transactions.
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
Investment Grade Rating
Our credit ratings at December 31, 2024 were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at December 31, 2024 were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of December 31, 2024, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
As of the filing date of this Annual Report on Form 10-K, we did not have any borrowings outstanding under the Revolver and had $5.0 million outstanding in letters of credit that reduced our borrowing capacity, leaving $995.0 million available for future borrowings.
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. For the year ended December 31, 2024, we completed 11 acquisitions representing 56 properties with a combined 4.6 million rentable square feet of buildings on 218 acres of land for an aggregate purchase price of $1.52 billion, and we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Annual Report, we have no acquisitions under contract or accepted offer. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our future acquisitions through available cash on hand and proceeds from forward equity settlements, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings. See “Note 3 – Investments in Real Estate” to the consolidated financial statements for a summary of the investments we completed during the year ended December 31, 2024.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2024, we incurred $19.7 million of recurring capital expenditures, which was a decrease of $7.1 million from the prior year, primarily due to higher roofing expenditures in the prior year as part of a multi-year capital plan. During the year ended December 31, 2024, we incurred $313.2 million of non-recurring capital expenditures, which was an increase of $90.5 million over the prior year. The increase was primarily due to the increase in non-recurring capital expenditures related to repositioning and redevelopment activity during 2024 compared to 2023. As discussed above under “—Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” as of December 31, 2024, 34 of our properties were under current repositioning/redevelopment or lease-up. We currently estimate that approximately $154.7 million of capital will be required over the next few years to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program and/or settlement of the March 2024 Forward Sale Agreement, cash flow from operations and borrowings available under the Revolver.
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

    On February 3, 2025, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.43	March 31, 2025	April 15, 2025
OP Units	$0.43	March 31, 2025	April 15, 2025
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 17, 2025	March 31, 2025
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 17, 2025	March 31, 2025
4.00% Cumulative Redeemable Convertible Preferred Units	See Note (1)
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 17, 2025	March 31, 2025
(1)Holders of these units are entitled to cumulative cash distributions at the rate of 4.00% per annum through March 4, 2025, and 5.00% per annum thereafter. We have the option to convert the 4.00% Cumulative Redeemable Convertible Preferred Units into OP units at any time after March 5, 2025. See “Note 13 – Noncontrolling Interests” to the consolidated financial statements for additional details.
Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2024:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/26/2026	(3)	S+0.725%	(4)	5.315%	(5)	$—
$400M Term Loan	7/18/2025	(3)	S+0.800%	(4)	4.872%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$575M Exchangeable Senior Notes due 2027(7)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.800%	(4)	3.717%	(8)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(7)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031 (green bond)	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,275,000

Secured Debt:
$60M Term Loan(9)	10/27/2025	(9)	S+1.250%	(9)	5.060%		60,000
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,852
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,213
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,772
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,538
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,747
Total Secured Debt							$104,622
Total Consolidated Debt					3.835%		$3,379,622
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2024 (and the weighted average interest rate for total consolidated debt) and includes the effect of interest rate swaps that were effective as of December 31,

2024. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $33.7 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2024.
(3)The Revolver has two six-month extensions and the $400 Million Term Loan has two one-year extensions available at the borrower’s option, subject to certain terms and conditions. On July 12, 2024, we exercised the first of the two one-year extension options to extend the maturity date of the $400 Million Term Loan by one year to July 18, 2025.
(4)As of December 31, 2024, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Facility, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of December 31, 2024, the applicable facility fee is 0.125% per annum with a sustainability-related interest rate adjustment of zero. The effective rate assumes daily SOFR of 4.490% as of December 31, 2024.
(6)As of December 31, 2024, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.87231% after adding the SOFR adjustment, applicable margin and sustainability-related interest rate adjustment.
(7)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(8)As of December 31, 2024, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.71725% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of December 31, 2024, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties and has three one-year extensions available at the borrower’s option, subject to certain terms and conditions. On September 26, 2024, we exercised the first of the three one-year extension options to extend the maturity date of this loan by one year to October 27, 2025.
The following table summarizes the composition of our outstanding debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2024:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	3.6	3.835%	$3,379,622	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	1.9	4.587%	$104,622	3%
Unsecured	3.6	3.811%	$3,275,000	97%
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2024. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and debt premiums/discounts totaling $33.7 million which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2024.
(3)Fixed-rate debt includes our variable rate debts that have been effectively fixed through the use of interest rate swaps through maturity.

At December 31, 2024, we had total indebtedness of $3.4 billion, reflecting a net debt to total combined market capitalization of approximately 26.5%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Credit Agreement, $60 Million Term Loan, $100 Million Notes, $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
We were in compliance with all of our required quarterly and annual financial debt covenants as of December 31, 2024.

Cash Flows
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Cash provided by operating activities	$478,917	$427,548	$51,369
Cash used in investing activities	$(1,835,974)	$(1,676,446)	$(159,528)
Cash provided by financing activities	$1,379,584	$1,245,556	$134,028

Net cash provided by operating activities. Net cash provided by operating activities increased by $51.4 million to $478.9 million for the year ended December 31, 2024, compared to $427.5 million for the year ended December 31, 2023. The increase was primarily attributable to the incremental cash flows from property acquisitions completed subsequent to January 1, 2023 and the increase in Cash NOI from our Same Property Portfolio. This was partially offset by changes in working capital, including one tenant’s prepayment of $24.8 million of 2024 rent in November 2023, with no similar prepayment of 2025 rent occurring in 2024, and higher cash interest paid as compared to the prior year.
Net cash used in investing activities. Net cash used in investing activities increased by $159.5 million to $1.84 billion for the year ended December 31, 2024, compared to $1.68 billion for the year ended December 31, 2023. The increase was primarily attributable to a $193.9 million increase in cash paid for property acquisitions and a $106.8 million increase in cash paid for construction costs, including costs related to repositioning/redevelopment projects, partially offset by a $122.7 million decrease in cash used for the issuance of a $125.0 million loan receivable in October 2023 and a $14.3 million increase in net proceeds from the sale of real estate as compared to the prior year.
Net cash provided by financing activities. Net cash provided by financing activities increased by $134.0 million to $1.38 billion for the year ended December 31, 2024, compared to $1.25 billion for the year ended December 31, 2023. The increase was primarily attributable to an increase of $1.1 billion in net cash proceeds from the issuance of the Exchangeable Notes in March 2024. The increase was partially offset by the following: (i) a decrease of $626.2 million in net cash proceeds from the issuance of shares of our common stock, (ii) a decrease of $296.9 million in net cash proceeds from the issuance of the $300 Million Notes due 2028 in March 2023 and (iii) an increase of $65.8 million in cash dividends paid to common stockholders and common unitholders as a result of an increase in our quarterly per share/unit cash dividend and an increase in the number of common shares outstanding.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 12, 2024, for a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding debt, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For a summary of our interest rate swaps and recent transactions, see “Note 8 – Interest Rate Derivatives” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
As of December 31, 2024, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.38 billion. As of December 31, 2024, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of December 31, 2024, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company has used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See “Report of Independent Registered Public Accounting Firm”.
Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated by reference.
Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fifth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	4/7/2023
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.3	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.4	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-36008	4.4	2/12/2024
4.5	Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee.	8-K	001-36008	4.1	11/16/2020
4.6	First Supplemental Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	11/16/2020
4.7	Second Supplemental Indenture, dated as of August 9, 2021, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	8/9/2021
4.8	Third Supplemental Indenture, dated as of March 30, 2023, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	3/30/2023
4.9	Indenture, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S.Bank Trust Company, National Association, as trustee, relating to 4.375% Exchangeable Senior Notes due 2027.	8-K	001-36008	4.1	3/28/2024
4.10	Form of note representing the 4.375% Exchangeable Senior Notes due 2027.	8-K	001-36008	4.1	3/28/2024
4.11	Indenture, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the 4.125% Exchangeable Senior Notes due 2029.	8-K	001-36008	4.3	3/28/2024
4.12	Form of note representing the 4.125% Exchangeable Senior Notes due 2029.	8-K	001-36008	4.3	3/28/2024
4.13	Registration Rights Agreement, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the initial purchasers named therein, relating to the 4.375% Exchangeable Senior Notes due 2027.	8-K	001-36008	4.5	3/28/2024
4.14	Registration Rights Agreement, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the initial purchasers named therein, relating to the 4.125% Exchangeable Senior Notes due 2029.	8-K	001-36008	4.5	3/28/2024
10.1	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	3/21/2022
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Third Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan.	8-K	001-36008	10.1	6/13/2024
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	5/20/2020
10.10†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.11†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.12†	Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	5/20/2020
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	5/20/2020
10.15†	Second Amendment to Employment Agreement, effective November 8, 2022, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	11/10/2022
10.16†	Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	7/9/2020
10.17†	First Amendment to Employment Agreement, effective November 8, 2022, between Laura E. Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	11/10/2022
10.18†	Second Amendment to Employment Agreement, effective November 18, 2024, between Laura E. Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	10/21/2024
10.19†	Employment Agreement, effective November 18, 2024, between Michael P. Fitzmaurice, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	10/21/2024
10.20†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.21†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	10-K	001-36008	10.18	2/19/2021
10.22†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	10-K	001-36008	10.19	2/19/2021
10.23	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.24	Note Purchase and Guarantee Agreement, dated as of July 16, 2015 among the Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/20/2015
10.25	Third Amendment, dated as of September 29, 2023, to Note Purchase and Guarantee Agreement dated July 16, 2015, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	10/23/2023
10.26	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.27	First Amendment dated September 29, 2023, to Note Purchase and Guarantee Agreement dated July 13, 2017, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.1	10/23/2023
10.28	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.29	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.30	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.31	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019
10.32	First Amendment, dated as of September 29,2023, to Note Purchase and Guarantee Agreement dated July 16, 2019, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.2	10/23/2023
10.33	Fourth Amended and Restated Credit Agreement, dated as of May 26, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	5/27/2022
10.34	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 19, 2022, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	7/20/2022
10.35	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 13, 2023, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	10-K	001-36008	10.30	2/13/2022
10.36	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate.	8-K	001-36008	1.1	2/17/2023
10.37	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	2/17/2023
10.38	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate.	8-K	001-36008	1.4	2/17/2023
10.39	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC.	8-K	001-36008	1.5	2/17/2023
10.40	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.6	2/17/2023
10.41	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and JMP Securities LLC.	8-K	001-36008	1.7	2/17/2023
10.42	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate.	8-K	001-36008	1.8	2/17/2023
10.43	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate.	8-K	001-36008	1.9	2/17/2023
10.44	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC.	8-K	001-36008	1.10	2/17/2023
10.45	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate.	8-K	001-36008	1.11	2/17/2023
10.46	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. and its affiliate.	8-K	001-36008	1.12	2/17/2023
10.47	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities, LLC and its affiliate.	8-K	001-36008	1.13	2/17/2023
10.48	Form of Amendment No. 1 to Equity Distribution Agreement, dated October 23, 2023.	8-K	001-36008	1.1	10/23/2023
10.49	Form of Amendment No. 1 to Equity Distribution Agreement, dated October 23, 2023.	8-K	001-36008	1.2	10/23/2023
10.50	Equity Distribution Agreement, dated October 23, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BTIG, LLC, Nomura Global Financial Products, Inc. and its affiliate.	8-K	001-36008	1.3	10/23/2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.51	Confirmation of Registered Forward Transaction, dated March 26, 2024, by and between Rexford Industrial Realty, Inc. and BofA Securities, Inc. (or its affiliate).	8-K	001-36008	1.2	3/28/2024
16.1	Letter from Ernst & Young LLP, dated February 20, 2024.	8-K	001-36008	16.1	2/20/2024
19.1*	Insider Trading Compliance Policy and Procedures
21.1*	List of Subsidiaries of the Company
22.1*	List of Issuers of Guaranteed Securities
23.1*	Consent of KPMG LLP
23.2*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Rexford Industrial Realty, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-36008	97.1	2/12/2024
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

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

Rexford Industrial Realty, Inc.
February 7, 2025	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 7, 2025	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 7, 2025	/s/ Michael Fitzmaurice
Michael Fitzmaurice
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Rexford Industrial Realty, Inc., hereby severally constitute Michael S. Frankel, Howard Schwimmer and Michael Fitzmaurice, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Rexford Industrial Realty, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2025
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2025
Howard Schwimmer

/s/ Michael Fitzmaurice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2025
Michael Fitzmaurice

/s/ Richard Ziman	Chairman of the Board	February 7, 2025
Richard Ziman

/s/ Robert L. Antin	Director	February 7, 2025
Robert L. Antin

/s/ Diana J. Ingram	Director	February 7, 2025
Diana J. Ingram

/s/ Angela L. Kleiman	Director	February 7, 2025
Angela L. Kleiman

/s/ Debra L. Morris	Director	February 7, 2025
Debra L. Morris

/s/ Tyler H. Rose	Director	February 7, 2025
Tyler H. Rose

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexford Industrial Realty, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Rexford Industrial Realty, Inc. and subsidiaries (the Company), as of December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allocation of Purchase Price to Land in Asset Acquisitions
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company acquired 56 properties for a total purchase price of $1.5 billion during the year ended December 31, 2024 and accounted for them as asset acquisitions. Of the total purchase price, $1.0 billion was allocated to land. The purchase price in an asset acquisition is allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their relative fair values. Fair value is determined using various inputs including discount rates, capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties.
We identified the evaluation of the allocation of purchase price to land in asset acquisitions as a critical audit matter. Specifically, evaluating the relevance of comparable land sales used in the Company’s determination of the estimated fair value involved subjective auditor judgment. The audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control over the Company’s process to allocate the purchase price of asset acquisitions, including the evaluation of publicly available comparable land sales used to determine the fair value of land. For a selection of asset acquisitions, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s acquired land values by comparing them to independently developed ranges using market data from industry transaction databases and published industry reports.

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
Los Angeles, California
February 7, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexford Industrial Realty, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Rexford Industrial Realty, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Los Angeles, California
February 7, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Rexford Industrial Realty, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2012 to 2024.
Los Angeles, California
February 9, 2024

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Land	$7,822,290	$6,815,622
Buildings and improvements	4,611,987	3,933,379
Tenant improvements	188,217	167,251
Furniture, fixtures, and equipment	132	132
Construction in progress	333,690	240,010
Total real estate held for investment	12,956,316	11,156,394
Accumulated depreciation	(977,133)	(782,461)
Investments in real estate, net	11,979,183	10,373,933
Cash and cash equivalents	55,971	33,444
Loan receivable, net	123,244	122,784
Rents and other receivables, net	15,772	17,494
Deferred rent receivable, net	161,693	123,325
Deferred leasing costs, net	67,827	59,351
Deferred loan costs, net	1,999	3,426
Acquired lease intangible assets, net	201,467	153,670
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	8,942	9,896
Other assets	26,964	25,225
Acquisition related deposits	—	2,125
Total Assets	$12,648,218	$10,929,829
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,345,962	$2,225,914
Accounts payable, accrued expenses and other liabilities	149,707	128,842
Dividends and distributions payable	97,823	83,733
Acquired lease intangible liabilities, net	147,473	147,561
Tenant security deposits	90,698	84,872
Tenant prepaid rents	90,576	115,002
Total Liabilities	3,922,239	2,785,924
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2024 and December 31, 2023 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at December 31, 2024 and December 31, 2023 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 225,285,011 and 212,346,450 shares outstanding at December 31, 2024 and December 31, 2023, respectively	2,253	2,123
Additional paid-in capital	8,601,276	7,940,781
Cumulative distributions in excess of earnings	(441,881)	(338,835)
Accumulated other comprehensive income	6,746	7,172
Total stockholders’ equity	8,324,070	7,766,917
Noncontrolling interests	401,909	376,988
Total Equity	8,725,979	8,143,905
Total Liabilities and Equity	$12,648,218	$10,929,829
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental income	$922,096	$791,383	$630,578
Management and leasing services	611	682	616
Interest income	13,700	5,761	10
TOTAL REVENUES	936,407	797,826	631,204
OPERATING EXPENSES
Property expenses	210,260	184,479	150,503
General and administrative	82,153	75,027	64,264
Depreciation and amortization	275,247	244,510	196,794
TOTAL OPERATING EXPENSES	567,660	504,016	411,561
OTHER EXPENSES
Other expenses	2,238	1,820	1,561
Interest expense	98,596	61,400	48,496
TOTAL EXPENSES	668,494	567,236	461,618
Loss on extinguishment of debt	—	—	(915)
Gains on sale of real estate	18,013	19,001	8,486
NET INCOME	285,926	249,591	177,157
Less: net income attributable to noncontrolling interests	(12,124)	(11,575)	(9,573)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	273,802	238,016	167,584
Less: preferred stock dividends	(9,258)	(9,258)	(9,258)
Less: earnings allocated to participating securities	(1,679)	(1,309)	(845)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$262,865	$227,449	$157,481
Net income attributable to common stockholders per share - basic	$1.20	$1.12	$0.92
Net income attributable to common stockholders per share - diluted	$1.20	$1.12	$0.92
Weighted average shares of common stock outstanding - basic	218,279,597	202,883,704	170,467,365
Weighted average shares of common stock outstanding - diluted	218,466,954	203,110,993	170,978,272

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$285,926	$249,591	$177,157
Other comprehensive (loss) income: cash flow hedge adjustments	(432)	(1,147)	18,846
Comprehensive income	285,494	248,444	196,003
Less: comprehensive income attributable to noncontrolling interests	(12,118)	(11,503)	(10,298)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$273,376	$236,941	$185,705

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$155,676	160,511,482	$1,605	$4,828,292	$(191,120)	$(9,874)	$4,784,579	$283,116	$5,067,695
Issuance of common stock	—	28,343,395	283	1,831,490	—	—	1,831,773	—	1,831,773
Offering costs	—	—	—	(22,542)	—	—	(22,542)	—	(22,542)
Issuance of OP Units	—	—	—	—	—	—	—	56,167	56,167
Issuance of 3.00% cumulative redeemable convertible preferred units	—	—	—	—	—	—	—	12,000	12,000
Equity-based compensation	—	123,542	1	5,547	—	—	5,548	23,488	29,036
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(31,576)	—	(2,156)	—	—	(2,156)	—	(2,156)
Conversion of OP Units to common stock	—	167,286	2	6,236	—	—	6,238	(6,238)	—
Acquisition of private REIT - preferred units	—	—	—	—	—	—	—	122	122
Net income	9,258	—	—	—	158,326	—	167,584	9,573	177,157
Other comprehensive income	—	—	—	—	—	18,121	18,121	725	18,846
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(3,124)	(3,124)
Common stock dividends ($1.26 per share)	—	—	—	—	(222,949)	—	(222,949)	—	(222,949)
Common unit distributions	—	—	—	—	—	—	—	(9,425)	(9,425)
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342
Issuance of common stock	—	22,751,622	227	1,281,763	—	—	1,281,990	—	1,281,990
Offering costs	—	—	—	(6,258)	—	—	(6,258)	—	(6,258)
Equity-based compensation	—	183,994	2	7,329	—	—	7,331	27,324	34,655
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(32,507)	—	(1,914)	—	—	(1,914)	—	(1,914)
Conversion of OP Units to common stock	—	329,212	3	12,994	—	—	12,997	(12,997)	—
Net income	9,258	—	—	—	228,758	—	238,016	11,575	249,591
Other comprehensive loss	—	—	—	—	—	(1,075)	(1,075)	(72)	(1,147)
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(3,208)	(3,208)
Common stock dividends ($1.52 per share)	—	—	—	—	(311,850)	—	(311,850)	—	(311,850)
Common unit distributions	—	—	—	—	—	—	—	(12,038)	(12,038)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$155,676	212,346,450	$2,123	$7,940,781	$(338,835)	$7,172	$7,766,917	$376,988	$8,143,905
Issuance of common stock	—	12,666,152	127	653,317	—	—	653,444	—	653,444
Offering costs	—	—	—	(3,900)	—	—	(3,900)	—	(3,900)
Equity-based compensation	—	199,828	2	8,571	—	—	8,573	34,384	42,957
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(41,649)	—	(2,154)	—	—	(2,154)	—	(2,154)
Conversion of OP Units to common stock	—	114,230	1	4,661	—	—	4,662	(4,662)	—
Redemption Private REIT Preferred Units	—	—	—	—	—	—	—	(122)	(122)
Net income	9,258	—	—	—	264,544	—	273,802	12,124	285,926
Other comprehensive loss	—	—	—	—	—	(426)	(426)	(6)	(432)
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Common stock dividends ($1.67 per share)	—	—	—	—	(367,590)	—	(367,590)	—	(367,590)
Common unit distributions	—	—	—	—	—	—	—	(14,451)	(14,451)
Balance at December 31, 2024	$155,676	225,285,011	$2,253	$8,601,276	$(441,881)	$6,746	$8,324,070	$401,909	$8,725,979

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285,926	$249,591	$177,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,247	244,510	196,794
Amortization of net (below) above market lease intangibles and other deferred rent on certain below-market leases	(27,653)	(29,882)	(31,209)
Accretion of net loan origination fees and costs	(460)	(84)	—
Impairment of right-of-use asset	—	188	—
Loss on extinguishment of debt	—	—	915
Gains on sale of real estate	(18,013)	(19,001)	(8,486)
Amortization of debt issuance costs	4,775	3,856	2,689
Amortization of discount (premium) on notes payable, net	4,829	688	250
Equity based compensation expense	41,602	33,638	28,426
Straight-line rent	(38,433)	(36,587)	(31,220)
Payments for termination/settlement of interest rate derivatives	—	(161)	(589)
Amortization related to termination/settlement of interest rate derivatives	522	540	531
Change in working capital components:
Rents and other receivables	2,257	(2,227)	(2,858)
Deferred leasing costs	(28,940)	(25,807)	(17,762)
Other assets	801	(1,092)	(594)
Accounts payable, accrued expenses and other liabilities	8,886	4,658	9,304
Tenant security deposits	(3,075)	3,450	6,294
Tenant prepaid rents	(29,354)	1,270	(1,947)
Net cash provided by operating activities	478,917	427,548	327,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	(1,505,993)	(1,312,085)	(2,328,430)
Issuance of loan receivable, net	—	(122,700)	—
Capital expenditures	(373,392)	(266,564)	(135,095)
Return of (payment for) deposits on real estate acquisitions, net	2,125	(2,125)	(1,000)
Proceeds from sale of real estate	41,286	27,028	15,315
Net cash used in investing activities	(1,835,974)	(1,676,446)	(2,449,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	649,544	1,275,732	1,809,231
Proceeds from borrowings	1,129,875	646,925	2,714,000
Repayment of borrowings	(13,402)	(357,491)	(2,176,606)
Payment of debt issuance costs	(4,602)	(3,042)	(7,300)
Redemption of private REIT preferred units	(122)	—	—
Dividends paid to preferred stockholders	(9,258)	(9,258)	(9,258)
Dividends paid to common stockholders	(354,226)	(290,728)	(201,902)
Distributions paid to common unitholders	(13,725)	(11,460)	(8,582)
Distributions paid to preferred unitholders	(2,346)	(3,208)	(3,124)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,154)	(1,914)	(2,156)
Net cash provided by financing activities	1,379,584	1,245,556	2,114,303
Increase (decrease) in cash, cash equivalents and restricted cash	22,527	(3,342)	(7,212)
Cash and cash equivalents, beginning of period	33,444	36,786	43,998
Cash and cash equivalents, end of period	$55,971	$33,444	$36,786
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $31,363, $23,611 and $12,236 for the years December 31, 2024, 2023 and 2022, respectively)	$74,187	$54,617	$44,811
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,084	$—	$6,363
Issuance of operating partnership units in connection with acquisition of real estate	$—	$—	$56,167
Issuance of 3.0% cumulative redeemable convertible preferred units in connection with acquisition of real estate	$—	$—	$12,000
Acquisition of private REIT - preferred units	$—	$—	$122
Accrual for capital expenditures	$68,745	$55,344	$29,074
Accrual of dividends and distributions	$97,823	$83,733	$62,033

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of December 31, 2024, our consolidated portfolio consisted of 425 properties with approximately 50.8 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2024 and 2023, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We include restricted cash with cash and cash equivalents in the consolidated statements of cash flows and provide a reconciliation between the balance sheet and the statement of cash flows provided that we have outstanding restricted cash balances. As of December 31, 2024 and 2023, we did not have restricted cash balances.

Investments in Real Estate
Acquisitions
    We account for acquisitions of properties under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally do not meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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
    We determine the fair value of the tangible assets of an acquired property by valuing the property as if it was vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions with respect to the assumptions a market participant would use. These Level 3 inputs include discount rates, exit capitalization rates, market rental rates, rental growth rates and comparable sales data, including land sales, for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In determining the “as-if-vacant” value for the properties we acquired during the year ended December 31, 2024, we used discount rates ranging from 5.50% to 8.25% and exit capitalization rates ranging from 4.50% to 6.50%.
    In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable.  The estimated fair value of acquired in-place at-market tenant leases are the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition. In determining the fair value of acquisitions completed during the year ended December 31, 2024, we used an estimated average lease-up period ranging from six months to fifteen months.
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

We capitalized interest costs of $31.4 million, $23.6 million and $12.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. We capitalized real estate taxes and insurance aggregating $8.1 million, $7.1 million, and $5.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. We capitalized compensation costs for employees who provide construction services of $13.3 million, $11.1 million and $8.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024 and 2023, we did not have any properties classified as held for sale.
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

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the years ended December 31, 2024, 2023 or 2022, there were no impairment charges recorded to the carrying value of our real estate properties.
In connection with the early termination of a sublease for one of our office space leases in February 2023, we recorded a $0.2 million impairment charge during the first quarter of 2023 to reduce the carrying value of the related ROU asset. No such impairment charge was recorded during the year ended December 31, 2024 or December 31, 2022. The impairment charge is presented in “Other expenses” in the consolidated statements of operations.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of and for the year ended December 31, 2024, 2023 and 2022, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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

We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Other than our Subsidiary REIT (a private REIT acquired on July 18, 2022), our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2024 and 2023, we have not established a liability for uncertain tax positions.
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
Management and Leasing Services
    We provide property management services and leasing services to related party property owners, the customer, in exchange for fees and commissions. Property management services include performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. For these services, we earn monthly management fees, which are based on a fixed percentage of each managed property’s monthly tenant cash receipts. We have determined that control over the services is passed to the customer simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to our customers.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $3.5 million as a net reduction adjustment, $3.6 million as a net reduction adjustment and $0.4 million as a net increase adjustment to rental income in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The current expected credit losses approach under ASC Topic 326: Financial Instruments—Credit Losses requires an estimate of the credit losses expected over the life of a loan. We assess the need for an allowance for credit losses related to our loan receivable and the related interest receivable by evaluating the following: (i) asset-specific risks, which include the nature of the collateral, current loan-to-value ratio and the potential future changes in the collateral’s fair value, (ii) other relevant available information, from internal and external sources, relating to current conditions that may affect the borrower’s ability to repay the loan upon maturity, such as the borrower’s current financial condition and credit rating, and (iii) historical losses (adjusted for current conditions and reasonable and supportable forecasts) for financial assets secured with similar collateral (all taken together, the “credit loss evaluation criteria”). See “Note 5 – Loan Receivable” for details.
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
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718: Compensation – Stock Compensation.  Total compensation cost for all share-based awards is based on the estimated fair market value of the equity instrument issued on the grant date. For share-based awards that vest based solely on a service condition, we recognize compensation cost on a straight-line basis over the total requisite service period for the entire award. For share-based awards with a performance and/or market measure, we recognize compensation cost over the requisite service period using the accelerated expense attribution method, with each vesting tranche valued as a separate award. For share-based awards that vest based on a performance condition, we recognize compensation cost based on the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest. For share-based awards that vest based on a market condition, failure to satisfy the market condition results in the forfeiture of units but does not result in the reversal of previously recognized compensation cost. Forfeitures (for all awards) are recognized in the period in which they occur. See “Note 14 – Incentive Award Plan” for details.
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
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2024, 2023, and 2022, total expense related to matching contributions was $0.8 million, $0.3 million and $0.2 million, respectively.
Adoption of New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses provided to a Company’s chief operating decision maker (“CODM”), the titles and positions of the CODM, and how the CODM uses the segment’s profit/loss measure to assess segment performance and allocate resources. In addition, entities with a single reportable segment must now provide all disclosures required by the amendments in ASU 2023-07, as well as existing segment disclosures required in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 beginning with our fiscal year ended December 31, 2024. The adoption of ASU 2023-07 did not have any material impact on our consolidated financial statements as the primary change was the inclusion of additional disclosures related to our single reportable segment. See “Note 16 – Segment Reporting” for details.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2024-03.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the potential impact of adopting ASU 2024-04.

3.    Investments in Real Estate
Acquisition Summary
The following table summarizes the wholly-owned properties we acquired during the year ended December 31, 2024:

Property	Submarket	Date of Acquisition	Rentable Square Feet	Number of Buildings	Contractual Purchase Price(1) (in thousands)
5000 & 5010 Azusa Canyon Road	Los Angeles - San Gabriel Valley	1/31/2024	233,984	2	$84,000
Blackstone Industrial Assets(2)	Various	3/28/2024	3,008,578	48	996,800
4422 Airport Drive	San Bernardino - Inland Empire West	4/5/2024	88,283	1	26,725
1901 Rosslynn Avenue	Orange County - North	5/10/2024	278,572	1	94,250
16203-16233 Arrow Highway	Los Angeles - San Gabriel Valley	5/23/2024	134,542	4	48,500
950 West 190th Street	Los Angeles - South Bay	7/22/2024	188,545	1	41,290
12900 Alondra Boulevard	Los Angeles - Mid-Counties	9/20/2024	82,660	1	19,200
13201 Dahlia Street	San Bernardino - Inland Empire West	10/15/2024	278,650	1	70,061
2501 Rosecrans Avenue	Los Angeles - South Bay	12/6/2024	300,217	1	137,200
Total 2024 Property Acquisitions			4,594,031	60	$1,518,026
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Total capitalized closing costs and acquisition related costs, net of certain credits, not included in the gross contractual purchase price in the above table is approximately $3.7 million.
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
(1)Represents the gross contractual purchase price before credits, prorations, closing costs and other acquisition related costs. Total capitalized closing costs and acquisition related costs, net of certain credits, not included in the gross contractual purchase price in the above table is approximately $3.8 million.
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

The following table summarizes amounts allocated to each major class of asset and liability on a relative fair value basis for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

	2024	2023
Assets:
Land	$1,020,690	$978,844
Buildings and improvements	424,579	435,288
Tenant improvements	4,818	5,685
Acquired lease intangible assets(1)	103,795	29,528
Other acquired assets(2)	2,033	925
Total assets acquired	$1,555,915	$1,450,270

Liabilities:
Acquired lease intangible liabilities(3)	$32,119	$32,984
Other deferred rent (off-market terms)(4)	—	62,813
Other assumed liabilities(2)(5)	17,803	40,763
Total liabilities assumed	$49,922	$136,560
Net assets acquired	$1,505,993	$1,313,710
(1)For the 2024 acquisitions, acquired lease intangible assets are comprised of $77.0 million of in-place lease intangibles with a weighted average amortization period of 4.6 years and $26.8 million of above-market lease intangibles with a weighted average amortization period of 4.2 years. For the 2023 acquisitions, acquired lease intangible assets are comprised of $29.4 million of in-place lease intangibles with a weighted average amortization period of 11.9 years, $0.1 million of above-market lease intangibles with a weighted average amortization period of 5.2 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition, including prorations.
(3)Represents below-market lease intangibles with a weighted average amortization period of 11.7 years and 20.8 years, for the 2024 and 2023 acquisitions, respectively.
(4)In connection with the acquisition of 15801 West 1st Street in 2023, we simultaneously entered into a leaseback agreement with the seller/tenant in which the sale-leaseback transaction had off-market terms (sale price or leaseback payments were less than fair value). Amount is recorded in the line item “Tenant prepaid rent” in the consolidated balance sheets and is being recognized into rental income on a straight-line basis over the term of the lease, which is 17.4 years.
(5)In addition to other liabilities assumed at the time of acquisition, the amount for 2023 includes one-year of prepaid rent totaling $23.9 million paid by a seller/tenant at the time of closing not related to off-market transaction terms.

Dispositions
The following table summarizes information related to the properties that we sold during the years ended December 31, 2024, 2023, and 2022 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2024 Dispositions:
2360-2364 East Sturgis Road	Ventura	4/16/2024	49,641	$10,000	$6,261
6423-6431 & 6407-6119 Alondra Boulevard	Los Angeles - South Bay	5/03/2024	30,224	7,600	5,077
15401 Figueroa Street	Los Angeles - South Bay	5/07/2024	38,584	10,225	4,203
8210 Haskell Avenue	Los Angeles - San Fernando Valley	5/17/2024	26,229	9,200	727
2553 Garfield Avenue	Los Angeles - Central	8/20/2024	25,615	7,275	1,745
			170,293	44,300	18,013
2023 Dispositions:
8101-8117 Orion Ave.	Los Angeles - San Fernando Valley	3/28/2023	48,394	$17,000	$12,133
3720-3750 W. Warner Avenue	Orange County Airport	12/05/2023	38,643	11,275	6,868
			87,037	28,275	19,001
2022 Dispositions:
28159 Avenue Stanford	Los Angeles - San Fernando Valley	1/13/2022	79,247	$16,500	$8,486
Total			79,247	$16,500	$8,486
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

4.    Acquired Lease Intangibles
The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	December 31,
	2024	2023
Acquired Lease Intangible Assets:
In-place lease intangibles	$411,567	$338,001
Accumulated amortization	(252,147)	(207,804)
In-place lease intangibles, net	$159,420	$130,197

Above-market tenant leases	$51,225	$25,598
Accumulated amortization	(21,695)	(14,808)
Above-market tenant leases, net	$29,530	$10,790

Below-market ground lease	$12,976	$12,978
Accumulated amortization	(459)	(295)
Below-market ground lease, net	$12,517	$12,683
Acquired lease intangible assets, net	$201,467	$153,670

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(280,840)	$(249,853)
Accumulated amortization	133,367	102,292
Below-market tenant leases, net	$(147,473)	$(147,561)
Acquired lease intangible liabilities, net	$(147,473)	$(147,561)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2024	2023	2022
In-place lease intangibles(1)	$47,815	$42,168	$42,202
Net below market tenant leases(2)	$(24,190)	$(29,295)	$(31,339)
Below-market ground leases(3)	$164	$164	$130
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

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2024, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Below Market Ground Lease(3)
2025	$44,557	$(19,711)	$164
2026	31,381	(11,129)	164
2027	23,660	(6,783)	164
2028	18,367	(8,095)	164
2029	10,674	(7,463)	164
Thereafter	30,781	(64,762)	11,697
Total	$159,420	$(117,943)	$12,517
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
5.    Loan Receivable
On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future. As of December 31, 2024, the borrower was current on monthly interest payments.
As of December 31, 2024, the carrying value of the loan receivable was $123.2 million, which reflects $1.8 million of unamortized origination fees/costs. As of December 31, 2023, the carrying value of the loan receivable was $122.8 million, which reflects $2.2 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of December 31, 2024 and 2023.

6.    Notes Payable
The following table summarizes the components and significant terms of our indebtedness as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	5.315%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.800%	(2)	4.872%	(5)	7/18/2025	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$575M Exchangeable Senior Notes due 2027	575,000	—	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.800%	(2)	3.717%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	—	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,275,000	$2,125,000

Secured Debt:
7612-7642 Woodwind Drive	$—	$3,613	n/a		5.240%		1/5/2024
11600 Los Nietos Road	—	2,290	n/a		4.190%		5/1/2024
$60M Term Loan(7)	60,000	60,000	S+1.250%		5.060%	(7)	10/27/2025	(7)
5160 Richton Street	—	4,029	n/a		3.790%		11/15/2024
22895 Eastpark Drive	—	2,539	n/a		4.330%		11/15/2024
701-751 Kingshill Place(8)	6,852	6,984	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(8)	14,213	14,596	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(8)	3,772	3,852	n/a		4.260%		7/1/2028
Gilbert/La Palma(8)	1,538	1,741	n/a		5.125%		3/1/2031
7817 Woodley Avenue(8)	2,747	2,881	n/a		4.140%		8/1/2039
Total Secured Debt	$104,622	$118,025
Total Unsecured and Secured Debt	$3,379,622	$2,243,025
Less: Unamortized premium/discount and debt issuance costs(10)	(33,660)	(17,111)
Total	$3,345,962	$2,225,914
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2024 and includes the effect of interest rate swaps that were effective as of December 31, 2024. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of December 31, 2024, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.

(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of December 31, 2024, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero.
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
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of December 31, 2024, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

2025	$560,973
2026	7,587
2027	1,019,078
2028	314,218
2029	600,427
Thereafter	877,339
Total	$3,379,622
Recent Activity
Issuance of Exchangeable Senior Notes
In March 2024, we issued $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The net proceeds from the issuance, after deducting the initial purchasers’ discounts, underwriting commissions and other offering expenses, were approximately $563.1 million for the 2027 Exchangeable Notes and $563.1 million for the 2029 Exchangeable Notes. As of December 31, 2024, the net carrying amount of the 2027 Exchangeable Notes was $565.9 million, with unamortized debt discount and issuance costs of $9.1 million, and the net carrying amount of the 2029 Exchangeable Notes was $564.6 million, with unamortized debt discount and issuance costs of $10.4 million.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of 2029 Exchangeable Notes) redeemed. We recognized total interest expense on the Exchangeable Notes of approximately $41.7 million for the year ended December 31, 2024, with coupon interest of $37.1 million, and amortization of debt discount and issuance costs of $4.6 million.

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
In connection with the offering for each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the applicable series of Exchangeable Notes, in certain circumstances, at a rate per annum not exceeding 0.5%. In addition, if those conditions are not satisfied after the regular record date immediately preceding the maturity date of Exchangeable Notes, then we will pay an additional interest payment at maturity for an amount equal to 3% of principal for the applicable series of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts was not probable as of December 31, 2024, we have not recognized a liability as of December 31, 2024.
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
Credit Agreement
As of December 31, 2024, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”), a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.

The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan was originally scheduled to mature on July 19, 2024 and has two one-year extension options available. On July 12, 2024 we exercised the first extension option of the $400 Million Term Loan, extending its maturity date by one year to July 18,2025. The $300 Million Term Loan matures on May 26, 2027.
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
As of December 31, 2024, we did not have any borrowings outstanding under the Revolver and had $5.0 million outstanding in letters of credit that reduced our borrowing capacity, leaving $995.0 million available for future borrowings.
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
    Subject to the terms of the Credit Agreement, $60 million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness, and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of December 31, 2024, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
We were in compliance with all of our required quarterly and annual financial debt covenants as of December 31, 2024.
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
    For the year ended December 31, 2024, we recognized $897.9 million of rental income related to operating lease payments, of which $739.2 million was for fixed lease payments and $158.7 million was for variable lease payments. For the year ended December 31, 2023, we recognized $762.1 million of rental income related to operating lease payments, of which $626.7 million was for fixed lease payments and $135.3 million was for variable lease payments. For the year ended December 31, 2022, we recognized $599.2 million of rental income related to operating lease payments of which $491.1 million was for fixed lease payments and $108.2 million was for variable lease payments.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2024 (in thousands):

For the year ending December 31,
2025	$715,092
2026	620,086
2027	502,933
2028	402,371
2029	289,612
Thereafter	831,328
Total	$3,361,422
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
We lease office space as part of conducting our day-to-day business. As of December 31, 2024, our office space leases have current remaining lease terms ranging from approximately one year to three years with options to renew for an additional term of three to five years each. As of December 31, 2024, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 36.0 years and four additional ten-year options to renew.

As of December 31, 2024, total ROU assets and lease liabilities were approximately $7.9 million and $9.7 million, respectively. As of December 31, 2023, total ROU assets and lease liabilities were approximately $7.0 million and $8.9 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Year Ended December 31,
Lease Cost(1) (in thousands)	2024	2023	2022
Operating lease cost	$1,629	$1,766	$1,845
Variable lease cost	186	142	113
Sublease income	(87)	—	(268)
Total lease cost	$1,728	$1,908	$1,690
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Year Ended December 31,
Other Information (in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,297	$2,308	$2,016
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,084	$—	$6,363

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term(1)	40.2 years	43.4 years
Weighted-average discount rate(2)	4.10%	3.84%
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
    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of December 31, 2024 (in thousands):

2025	$1,690
2026	1,748
2027	1,798
2028	542
2029	164
Thereafter	19,723
Total undiscounted lease payments	$25,665
Less imputed interest	(15,954)
Total lease liabilities	$9,711

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps as of December 31, 2024 and 2023 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$4,079	$3,894
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$4,074	$3,886
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$200,000	$233	$951
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$100,000	$126	$503
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$100,000	$132	$522
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$298	$140
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

	Year Ended December 31,
	2024	2023	2022
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain recognized in AOCI on derivatives	$11,932	$9,307	$17,227
Amount of gain (loss) reclassified from AOCI into earnings as “Interest expense” (1)	$12,364	$10,454	$(1,619)
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$98,596	$61,400	$48,496
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to (i) the treasury rate lock agreements that were settled in August 2021 and March 2023 and for which amounts will continue to be reclassified over the ten-year and five-year terms of the hedged transactions and (ii) the interest rate swaps that were terminated in August 2021 and May 2022 for which amounts were reclassified into interest expense through each interest rate swaps original maturity date of January 2022 and November 2024, respectively.
As of December 31, 2024, we estimate that approximately $4.2 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2024 and 2023, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Interest Rate Swap Asset	$8,942	$—	$8,942	$—
December 31, 2023
Interest Rate Swap Asset	$9,896	$—	$9,896	$—
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

The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of December 31, 2024 and 2023 (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
December 31, 2024	$126,948	$—	$—	$126,948	$123,244
December 31, 2023	$129,908	$—	$—	$129,908	$122,784

Notes Payable at:
December 31, 2024	$3,258,378	$—	$—	$3,258,378	$3,345,962
December 31, 2023	$2,077,169	$—	$—	$2,077,169	$2,225,914
10.    Related Party Transactions
Howard Schwimmer
We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.6 million, $0.7 million and $0.6 million during the years ended December 31, 2024, 2023 and 2022, respectively, in management and leasing services revenue.
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
As of December 31, 2024, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Tenant and Construction Related Commitments
As of December 31, 2024, we had commitments of approximately $129.2 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of December 31, 2024, we had a $5.0 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.

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
Concentration of Properties in Southern California
As of December 31, 2024, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
Tenant Concentration
During the year ended December 31, 2024, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Stockholders’ Equity
    Preferred Stock
    As of December 31, 2024 and 2023, we had the following series of Cumulative Redeemable Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			December 31, 2024		December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
During the year ended December 31, 2024, we did not sell any shares of common stock directly through sales agents under the 2023 ATM programs. During the year ended December 31, 2023, we sold 449,227 shares of common stock directly through sales agents under the 2023 ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million, after deducting the sales agents’ fees. During the year ended December 31, 2022, we did not sell any shares of common stock directly through sales agents under our ATM programs.
During the year ended December 31, 2024, we did not enter into forward equity sale agreements under the 2023 ATM Program. During the years ended December 31, 2023 and 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our ATM programs with respect to 5,137,392 shares and 23,519,219 shares of our common stock at a weighted average initial forward price of $56.70 and $64.29 per share, respectively. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.
During the year ended December 31, 2024, we physically settled the forward equity sale agreements that were outstanding as of December 31, 2023 under the 2023 ATM Program by issuing 3,010,568 shares of common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement. During the year ended December 31, 2023, we physically settled a portion of the 2023 forward equity sale agreements and the outstanding forward equity sale agreement from 2022 by issuing 2,763,708 shares of common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement. During the year ended December 31, 2022, we physically settled a portion of the 2022 forward equity sale agreements and the outstanding forward equity sale agreement from 2021 by issuing 24,788,691 shares of common stock for net proceeds of $1.6 billion, based on a weighted average forward price of $65.02 per share at settlement.
As of December 31, 2024, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
March 2024 Forward Equity Offering
In March 2024, we entered into a forward equity sale agreement with a financial institution acting as forward purchaser in connection with an underwritten public offering of 17,179,318 shares of common stock at an initial forward price of $48.61 per share (the “March 2024 Forward Sale Agreement”), pursuant to which, the forward purchaser borrowed and sold an aggregate of 17,179,318 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchaser at the time of the offering.
In 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 7,402,550 shares of common stock for net proceeds of $360.0 million, based on a weighted average forward price of $48.63 per share at settlement. As of December 31, 2024, we had 9,776,768 shares of common stock, or approximately $474.6 million of forward net proceeds remaining for settlement to occur prior to the scheduled maturity date of March 27, 2025, based on a forward price of $48.54. See “Note 17 – Subsequent Events” for details related to the partial settlement of the March 2024 Forward Sale Agreement subsequent to December 31, 2024.
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
In 2023, we partially settled the May 2023 Forward Sale Agreements by issuing 11,246,966 shares of common stock for net proceeds of $623.6 million, based on a weighted average forward price of $55.45, leaving a remaining 2,253,034 shares of common stock for settlement as of December 31, 2023.

In January 2024 we settled the outstanding May 2023 Forward Sale Agreements by issuing 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
2022 Forward Equity Offering
On November 10, 2022, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an underwritten public offering of 11,846,425 shares of common stock, including 346,425 shares related to the partial exercise of the underwriters’ option to purchase additional shares, at an initial forward price of $55.74 per share (the “2022 Forward Sale Agreements”), pursuant to which, the forward purchasers borrowed and sold an aggregate of 11,846,425 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time of the offering.
In December 2022, we partially settled the 2022 Forward Sale Agreements by issuing 3,554,704 shares of common stock for net proceeds of $198.7 million, based on a weighted average forward price of $55.90 per share at settlement.
During the year ended December 31, 2023, we settled the remaining shares under the 2022 Forward Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2024 and 2023, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2024	2023
Accumulated other comprehensive income - beginning balance	$7,172	$8,247
Other comprehensive income before reclassifications	11,932	9,307
Amounts reclassified from accumulated other comprehensive income to interest expense(1)	(12,364)	(10,454)
Net current period other comprehensive loss	(432)	(1,147)
Less: other comprehensive loss attributable to noncontrolling interests	6	72
Other comprehensive loss attributable to common stockholders	(426)	(1,075)
Accumulated other comprehensive income - ending balance	$6,746	$7,172
(1)Amounts include $0.2 million and $0.2 million reclassifications from AOCI into interest expense for the years ended December 31, 2024 and 2023, respectively, related to terminated swaps. See “Note 8 – Interest Rate Derivatives” for additional information.
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

The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2024, 2023 and 2022:

	Common Stock
	Year Ended December 31,
	2024		2023		2022
Ordinary Income	$1.546686	99.35%	$1.325610	100.00%	$1.203386	100.00%
Return of Capital	0.010068	0.65%	—	—%	—	—%
Total	$1.556754	100.00%	$1.325610	100.00%	$1.203386	100.00%

	Series B Preferred Stock
	Year Ended December 31,
	2024		2023		2022
Ordinary Income	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series C Preferred Stock
	Year Ended December 31,
	2024		2023		2022
Ordinary Income	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%
Total	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%
13.    Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units, Series 1 CPOP Units, Series 2 CPOP Units, Series 3 CPOP Units, and the private REIT units (as described below), that are not owned by us.
    Operating Partnership Units
As of December 31, 2024, noncontrolling interests included 6,067,689 OP Units, 1,096,247 fully-vested LTIP units and 1,262,969 fully-vested performance units which represented approximately 3.6% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 14 – Incentive Award Plan” for a description of LTIP Units and Performance Units.
Activity
On May 25, 2022, we acquired the property located at 14200-14220 Arminta Street for a purchase price of $80.7 million. As partial consideration for the property, we issued the seller 954,000 OP Units valued at $56.2 million.
During the years ended December 31, 2024, 2023 and 2022, we redeemed 114,230, 329,212 and 167,286 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $4.7 million, $13.0 million, and $6.2 million, respectively, from noncontrolling interests to total stockholders’ equity.

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
Series 2 CPOP Units
As of December 31, 2024, we have 906,374 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 2 CPOP Units”) outstanding.
Holders of Series 2 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, are entitled to cumulative cash distributions at the rate of 4.00% per annum through March 4, 2025 (and 5.00% per annum thereafter) of the $45.00 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on March 31, 2020. The holders of Series 2 CPOP Units are entitled to receive the liquidation preference, which is $45.00 per unit or approximately $40.8 million in the aggregate for all of the Series 2 CPOP Units, before the holders of OP Units are entitled to receive distributions in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Operating Partnership.
Series 1 CPOP Units
Prior to April 10, 2024, we had 593,960 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) outstanding. Holders of Series 1 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, were entitled to cumulative cash distributions at the rate of 4.43937% per annum of the $45.50952 per unit liquidation preference, payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 28, 2019. On April 10, 2024, we exercised our right to convert, as described below, all 593,960 Series 1 CPOP Units into 593,960 OP Units. In connection with the conversion of the Series 1 CPOP Units, we paid the holder a prorated cash distribution of $30 thousand for the period from April 1, 2024 through April 9, 2024.
Features of Series 1, Series 2 and Series 3 CPOP Units
The Series 1 CPOP Units, Series 2 CPOP Units and the Series 3 CPOP Units (together, the “CPOP Units”) are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, at any time on or after April 10, 2024 for the Series 1 CPOP Unit, at any time after March 5, 2025 for the Series 2 CPOP Unit, and at any time on or after March 17, 2027 for the Series 3 CPOP Unit (the “Company Conversion Right”), in each case, into OP Units on a one-for-one basis per Series 1 CPOP Unit, into a minimum of 0.7722 OP Unit per Series 2 CPOP Unit and into OP Units on a one-for-one basis per Series 3 CPOP Unit. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis (the “Subsequent Redemption Right”).
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
Private REIT Preferred Units
On July 18, 2022, we acquired a portfolio of properties through the purchase of a private REIT. The private REIT had 122 units of 12% cumulative redeemable non-voting preferred units outstanding (the “private REIT units”) that were held by unaffiliated third parties. The private REIT units had a redemption price equal to $1,000 per unit upon redemption, or an aggregate price of $122,000, plus any distributions thereon that had accrued but had not been paid at the time of such redemption (the “liquidation preference”), plus a redemption premium of $100 per unit if redeemed on or before December 31, 2024. On December 31, 2024, we redeemed all 122 private REIT units in the amount equal to $1,000 per unit plus a redemption premium of $100 per unit. Prior to their redemption, the private REIT units had been classified as noncontrolling interests in our consolidated balance sheets and had a balance equal to the liquidation preference.
14.    Incentive Award Plan
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
    As of December 31, 2024, a total of 2,413,431 shares of common stock, LTIP units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
LTIP Units and Performance Units
LTIP units and Performance Units are each a class of limited partnership units in the Operating Partnership. Initially, LTIP units and Performance Units do not have full parity with OP Units with respect to liquidating distributions. However, upon the occurrence of certain events more fully described in the Operating Partnership’s partnership agreement (“book-up events”), the LTIP units and Performance Units can over time achieve full parity with OP Units for all purposes. If such parity is reached, vested LTIP units and vested Performance Units may be converted into an equal number of OP Units, and, upon conversion, enjoy all rights of OP Units. Performance Units that have not vested receive a quarterly per-unit distribution equal to 10% of the per-unit distribution paid on OP Units. Vested Performance Units and unvested and vested LTIP Units receive the same quarterly per-unit distributions as OP Units, which equal the per-share distributions on shares of our common stock.
On an annual basis, the compensation committee grants awards to the Company’s named executive officers (the “NEOs”) in the form of LTIP Units that are subject to time-based vesting conditions (each an annual “LTIP Award”) and Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (each an annual “Performance Award”).

2024, 2023 and 2022 LTIP Awards
Each of the 2024, 2023 and 2022 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. The total grant date fair value of each annual LTIP Award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events.
The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP Award:

	LTIP Award
	2024	2023	2022
Grant date	November 16, 2024	December 21, 2023	November 8, 2022
Grant date closing share price of common stock	$42.01	$55.59	$53.94
Discount for post-vesting restrictions and book-up events	7.0%	6.9%	7.4%
Number of units granted	226,729	171,341	167,221
Grant date fair value (in thousands)	$8,858	$8,867	$8,353
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	239,709	$54.99
Granted	215,058	$54.14
Vested	(141,716)	$54.04
Balance at December 31, 2022	313,051	$54.84
Granted	236,046	$53.26
Vested	(180,192)	$54.10
Balance at December 31, 2023	368,905	$54.19
Granted	275,571	$41.51
Vested	(192,817)	$54.88
Balance at December 31, 2024	451,659	$46.16
2024, 2023 and 2022 Performance Awards
Each of the 2024, 2023 and 2022 Performance Awards include a certain number of base units that will vest based on the following metrics: (i) the Company’s absolute total shareholder return (“TSR”), (ii) the Company’s TSR as compared to the TSR percentage of a selected peer group of companies (“Relative TSR,” and together with TSR, the “Market Conditions”), and (iii) the Company’s Core FFO per share growth (the “FFO Performance Condition”), in each case over a three-year performance period. Performance Units that have not vested will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the three-year performance period and a portion will be paid out as distribution equivalent units based upon the number of base units that ultimately vest.
The grant date fair value of the base units that vest subject to the Market Conditions is measured using a Monte Carlo simulation pricing model. The grant date fair value of the base units that vest subject to the FFO Performance Condition is based on both the Company’s closing stock price and our estimate as of the grant date of the number of units that are expected to vest based on the most probable level of achievement of the FFO Performance Condition over the performance period.

The following table summarizes the fair valuation assumptions and the grant date fair value of each annual Performance Award:

		Performance Award
		2024	2023	2022
Performance Award Summary	Grant date	November 16, 2024	December 21, 2023	November 8, 2022
	Number of units granted	903,897	701,025	673,188
	Grant date fair value (in thousands)	$15,164	$16,538	$15,544

Market Conditions: Monte Carlo Simulation Pricing Model Assumptions	Expected share price volatility for the Company	28.0%	27.0%	34.0%
	Expected share price volatility for peer group companies - low end of range(1)	15.0%	16.0%	18.0%
	Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
	Expected dividend yield	2.90%	2.20%	1.90%
	Risk-free interest rate	4.25%	4.13%	4.57%

Performance Condition: Assumptions	Grant date closing share price of common stock	$42.01	$55.59	$53.94
	Grant date estimated level of achievement of FFO Performance Condition	Target	Target	Target
(1)For 2024, 2023 and 2022, the median and average expected share price volatilities for the peer group companies are 29.0% and 34.1%, 29.0% and 34.0%, 47.0% and 50.6%, respectively.
The expected share price volatilities for awards subject to the Market Conditions are based on a mix of the historical and implied volatilities of the Company and the peer group companies. The expected dividend yield is based on our average historical dividend yield and our dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the three-year time period of the performance period.
2021, 2020 and 2019 Performance Awards
On December 31, 2024, 2023 and 2022, the three-year performance period for the 2021, 2020 and 2019 Performance Awards ended. Based on the Company’s TSR on an absolute and relative basis and the Company’s Core FFO per share growth over each award’s three-year performance period, the compensation committee certified that 121,129, 219,607 and 231,453 Performance Units were earned and vested for the 2021, 2020 and 2019 Performance Awards, respectively.
Restricted Common Stock
The compensation committee periodically grants awards of restricted common stock to various employees of the Company, typically other than NEOs, for the purpose of attracting or retaining the services of these key individuals. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the grant date, subject to the employee’s continued service. Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends. During the years ended December 31, 2024, 2023 and 2022, we granted 215,905, 188,468 and 120,662 shares, respectively, of restricted common stock to non-executive employees. The grant date fair value of these awards was $11.9 million, $11.2 million and $8.3 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $44.68 and $55.08 per share, $47.10 to $64.39 per share and $52.97 to $76.55 per share, for the years ended December 31, 2024, 2023 and 2022, respectively. On November 18, 2024, Mr. Michael Fitzmaurice was granted 12,880 shares of restricted common stock as a sign-on incentive award, which vests in three equal annual installments on each of the first three anniversaries of the grant date. The grant date fair value of this award was $0.55 million based on the Company’s closing share price of $42.70 on the grant date.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service. These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the years ended December 31, 2024, 2023 and 2022, each of our non-employee directors were granted 3,357, 2,843 and 2,387 shares of restricted common stock with a grant date fair value of $149,991, $149,997 and $139,998 based on the Company’s closing share price on the grant date of $44.68, $52.76 and $58.65, respectively.

The following table sets forth our unvested restricted stock activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2021	249,179	$45.62
Granted	134,984	$67.98
Forfeited	(11,442)	$56.24
Vested(1)(2)	(98,305)	$43.55
Balance at December 31, 2022	274,416	$56.92
Granted	205,526	$58.93
Forfeited	(21,532)	$62.84
Vested(1)(2)	(109,970)	$52.69
Balance at December 31, 2023	348,440	$59.07
Granted	248,927	$53.55
Forfeited	(49,099)	$58.55
Vested(1)(2)	(132,145)	$56.47
Balance at December 31, 2024	416,123	$56.64
(1)The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $6.7 million, $6.4 million and $6.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Total shares vested include 41,649, 32,507 and 31,576 shares of common stock that were tendered by employees during the years ended December 31, 2024, 2023 and 2022, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
Share-Based Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Expensed share-based compensation(1)	$41,602	$33,638	$28,426
Capitalized share-based compensation(2)	1,355	1,017	610
Total share-based compensation	$42,957	$34,655	$29,036
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)Amounts capitalized relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets.
During the years ended December 31, 2024, 2023 and 2022, Messrs. Schwimmer and Frankel elected to receive 100%, 30% and 50% of their annual bonuses in LTIP Units and the remainder in cash, if applicable. Accordingly, on January 17, 2025, January 17, 2024 and January 17, 2023, at the time the annual bonuses were paid to executives, Messrs. Schwimmer and Frankel were each granted 70,512, 15,340 and 19,367 fully-vested LTIP Units for the years ended December 31, 2024, 2023 and 2022, respectively. Share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 includes $5.5 million, $1.7 million and $2.3 million, respectively, for the portion of Messrs. Schwimmer and Frankel’s accrued bonuses that were settled with these fully-vested LTIP Units.
As of December 31, 2024, total unrecognized compensation cost related to all unvested share-based awards was $61.5 million and is expected to be recognized over a weighted average remaining period of 26 months.

15.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$285,926	$249,591	$177,157
Less: Preferred stock dividends	(9,258)	(9,258)	(9,258)
Less: Net income attributable to noncontrolling interests	(12,124)	(11,575)	(9,573)
Less: Net income attributable to participating securities	(1,679)	(1,309)	(845)
Net income attributable to common stockholders	$262,865	$227,449	$157,481

Denominator:
Weighted average shares of common stock outstanding - basic	218,279,597	202,883,704	170,467,365
Effect of dilutive securities	187,357	227,289	510,907
Weighted average shares of common stock outstanding - diluted	218,466,954	203,110,993	170,978,272

Earnings per share - Basic
Net income attributable to common stockholders	$1.20	$1.12	$0.92
Earnings per share - Diluted
Net income attributable to common stockholders	$1.20	$1.12	$0.92
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of December 31, 2024, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the year ended December 31, 2024.

16.    Segment Reporting
We operate as one operating segment. We are engaged in the business of investing in, operating and repositioning/redeveloping industrial real estate properties located in Southern California infill markets. Our operating results depend primarily upon generating rental revenue from leasing and operating our industrial properties. As a group, our Co-Chief Executive Officers, Chief Operating Officer and Chief Financial Officer collectively act as the CODM of the Company. Our CODM reviews financial information presented on a consolidated basis when making decisions related to assessing our operating performance and allocating resources.
Segment Profitability Measure and Total Assets
Consolidated net income, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results.
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income for the years ended December 31, 2024, 2023 and 2022.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income (in the accompanying consolidated statements of operations) for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Recoverable property expenses(1)	$179,592	$157,537	$128,260
Non-recoverable property expenses(2)	30,668	26,942	22,243
Property expenses	$210,260	$184,479	$150,503
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.
17.    Subsequent Events
Dividends Declared
On February 3, 2025, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.43	March 31, 2025	April 15, 2025
OP Units	$0.43	March 31, 2025	April 15, 2025
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 17, 2025	March 31, 2025
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 17, 2025	March 31, 2025
4.00% Cumulative Redeemable Convertible Preferred Units	See Note (1)
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 17, 2025	March 31, 2025
(1)Holders of these Series 2 CPOP units are entitled to cumulative cash distributions at the rate of 4.00% per annum through March 4, 2025, and 5.00% per annum thereafter. We have the option to convert the Series 2 CPOP units into OP units at any time after March 5, 2025. See “Note 13 – Noncontrolling Interests” for additional details.

Partial Settlement of March 2024 Forward Sale Agreement
In January 2025, we partially settled the March 2024 Forward Sale Agreement by issuing 1,543,191 shares of common stock in exchange for net proceeds of $75.0 million, based on a weighted average forward price of $48.60 per share at settlement. After this settlement, there are 8,233,577 shares of common stock, or approximately $401.1 million of net forward proceeds remaining for settlement prior to the scheduled maturity date of March 27, 2025.
Stock Repurchase Program
On February 3, 2025, our board of directors authorized a stock repurchase program for up to $300.0 million of our outstanding common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of the purchase will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions. The Stock Repurchase Program expires on February 3, 2027.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2024
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	$—	(4)	$3,875	$2,407	$11,303	$3,875	$13,710	$17,585	$(9,471)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	—	(4)	4,150	3,050	11,153	4,150	14,203	18,353	(9,793)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	—		2,317	2,534	1,407	2,317	3,941	6,258	(3,018)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	—	(4)	868	—	5,474	868	5,474	6,342	(2,865)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	—		2,539	2,020	3,929	2,539	5,949	8,488	(4,260)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	—	(4)	6,817	6,089	3,510	6,817	9,599	16,416	(6,303)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	—		2,525	3,380	7,466	2,525	10,846	13,371	(6,862)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	—		2,666	3,343	4,366	2,666	7,709	10,375	(4,887)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	—		2,346	4,522	3,529	2,346	8,051	10,397	(5,349)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	—		4,711	3,199	5,962	4,711	9,161	13,872	(3,909)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	—		1,784	2,974	2,769	1,784	5,743	7,527	(3,646)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	—		3,740	260	7,200	3,740	7,460	11,200	(3,664)	1982 / 2009	2006
15715 Arrow Highway	Irwindale, CA	—	(4)	3,604	5,056	1,331	3,604	6,387	9,991	(3,421)	1989	2006
2431-2465 Impala Dr.	Carlsbad, CA	—		5,470	7,308	7,576	5,470	14,884	20,354	(9,011)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	—		5,001	7,658	5,351	5,001	13,009	18,010	(8,870)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	—		3,473	5,119	3,340	3,473	8,459	11,932	(5,089)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	—		3,647	11,867	3,650	3,647	15,517	19,164	(10,844)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	—		3,013	2,161	1,235	3,013	3,396	6,409	(1,597)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	—		6,304	2,996	7,121	6,304	10,117	16,421	(5,757)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	—		7,015	7,078	3,615	7,015	10,693	17,708	(5,700)	1961, 1983 / 2008-2010	2007

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
9220-9268 Hall Rd.	Downey, CA	—		6,974	2,902	1,389	6,974	4,291	11,265	(2,445)	2008	2009
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	—		4,213	5,584	1,877	2,678	5,605	8,283	(3,216)	1989 / 2007	2008
6750 Unit C - 6780 Central Ave.	Riverside, CA	—		1,564	584	911	678	1,248	1,926	(663)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	—		3,092	1,900	815	3,092	2,715	5,807	(1,234)	1969 / 2012	2010
600-650 South Grand Ave.	Santa Ana, CA	—		4,298	5,075	2,778	4,298	7,853	12,151	(3,722)	1988	2010
121-125 N. Vinedo Ave.	Pasadena, CA	—		3,481	3,530	3,603	3,481	7,133	10,614	(1,729)	1953, 1993 / 2024	2011
3441 West MacArthur Blvd.	Santa Ana, CA	—		4,179	5,358	2,801	4,179	8,159	12,338	(2,093)	1973 / 2022	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	—		1,582	1,856	1,202	1,582	3,058	4,640	(1,434)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	—		3,158	4,860	2,654	3,158	7,514	10,672	(3,592)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	—		3,608	2,699	1,768	3,608	4,467	8,075	(2,030)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	—		3,253	1,605	913	3,253	2,518	5,771	(1,294)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	—		3,720	2,641	1,497	3,720	4,138	7,858	(1,844)	1978 / 2012	2011
1400 S. Campus Ave.	Ontario, CA	—		3,266	2,961	10	3,266	2,971	6,237	(1,887)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	—		4,096	1,570	283	4,096	1,853	5,949	(778)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	—		3,082	6,230	2,042	3,082	8,272	11,354	(3,635)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	—		17,978	39,471	8,367	17,978	47,838	65,816	(19,652)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	—		3,043	2,550	3,999	3,043	6,549	9,592	(3,143)	1975 / 1995	2013
18310-18330 Oxnard St.	Tarzana, CA	—		2,497	5,494	2,161	2,497	7,655	10,152	(3,521)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	1,538		4,582	5,135	3,504	4,582	8,639	13,221	(4,091)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	—		8,001	17,734	409	8,001	18,143	26,144	(7,355)	1983	2013
2950 Madera Rd.	Simi Valley, CA	—	(4)	3,601	8,033	191	3,601	8,224	11,825	(3,357)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	—		1,517	1,833	1,326	1,517	3,159	4,676	(1,522)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	—		3,117	1,894	2,461	3,117	4,355	7,472	(1,620)	1972 / 2015, 2019	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	—	2,260	6,043	1,411	2,260	7,454	9,714	(3,429)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	—	2,428	4,271	6,576	2,428	10,847	13,275	(3,719)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	—	2,315	1,553	2,083	2,315	3,636	5,951	(1,521)	1974 / 2016	2014
1700 Saturn Way	Seal Beach, CA	—	7,935	10,525	371	7,935	10,896	18,831	(4,437)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	—	6,373	7,356	1,094	6,373	8,450	14,823	(3,570)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	—	2,181	4,012	509	2,181	4,521	6,702	(1,947)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	—	9,305	2,115	4,717	9,305	6,832	16,137	(2,975)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	—	3,725	6,145	2,004	3,725	8,149	11,874	(2,921)	2001	2014
9755 Distribution Ave.	San Diego, CA	—	1,863	3,211	1,879	1,863	5,090	6,953	(1,499)	1974 / 2024	2014
9855 Distribution Ave	San Diego, CA	—	2,733	5,041	861	2,733	5,902	8,635	(2,308)	1983	2014
9340 Cabot Drive	San Diego, CA	—	4,311	6,126	1,537	4,311	7,663	11,974	(3,167)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	—	2,413	3,451	652	2,413	4,103	6,516	(1,615)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	—	4,423	6,799	1,132	4,423	7,931	12,354	(3,304)	1975 / 1976	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	—	5,125	5,009	1,950	5,125	6,959	12,084	(2,847)	1979	2014
5235 East Hunter Ave.	Anaheim, CA	—	5,240	5,065	3,840	5,240	8,905	14,145	(3,378)	1987	2014
3880 West Valley Blvd.	Pomona, CA	—	3,982	4,796	3,600	3,982	8,396	12,378	(3,483)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	—	7,638	4,946	8,808	7,638	13,754	21,392	(5,171)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	—	3,761	6,729	3,489	3,761	10,218	13,979	(4,159)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	—	7,230	9,058	6,473	7,230	15,531	22,761	(5,630)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	—	4,773	5,970	1,304	4,773	7,274	12,047	(3,072)	1988	2014
605 8th Street	San Fernando, CA	—	2,393	2,742	2,036	2,393	4,778	7,171	(1,779)	1991 / 2015, 2020	2014
9120 Mason Ave.	Chatsworth, CA	—	9,224	19,346	874	9,224	20,220	29,444	(7,653)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	—	8,495	15,948	2,650	8,495	18,598	27,093	(7,088)	1998 / 2015	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
679-691 S Anderson St.	Los Angeles, CA	—	1,723	4,767	1,955	1,723	6,722	8,445	(2,423)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	—	3,505	5,237	1,726	3,505	6,963	10,468	(2,773)	1989	2014
13231 Slover Avenue	Fontana, CA	—	2,812	4,739	1,194	2,812	5,933	8,745	(2,379)	1990	2014
240 W Ivy Avenue	Inglewood, CA	—	2,064	3,675	4,604	2,064	8,279	10,343	(3,122)	1981	2014
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	—	2,616	8,311	2,200	2,616	10,511	13,127	(4,497)	1988	2014
1800 Eastman Ave.	Oxnard, CA	—	842	2,209	91	842	2,300	3,142	(989)	2009	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	—	3,487	9,589	2,536	3,487	12,125	15,612	(4,425)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	—	3,478	7,834	767	3,478	8,601	12,079	(3,414)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	—	10,805	18,426	4,911	10,805	23,337	34,142	(9,648)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	—	5,462	6,678	3,135	5,462	9,813	15,275	(2,365)	1997 / 2024	2015
8902-8940 Activity Road	San Diego, CA	—	9,427	8,103	4,270	9,427	12,373	21,800	(4,657)	1987 / 1997 / 2024	2015
1210 N Red Gum St.	Anaheim, CA	—	3,326	4,020	1,510	3,326	5,530	8,856	(2,028)	1985 / 2020	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	—	8,508	1,134	40,668	8,508	41,802	50,310	(324)	1975	2015
16221 Arthur St.	Cerritos, CA	—	2,979	3,204	1,828	2,979	5,032	8,011	(1,658)	1979 / 2021	2015
2588 & 2605 Industry Way	Lynwood, CA	—	8,738	9,415	—	8,738	9,415	18,153	(3,884)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	—	4,010	3,050	247	4,010	3,297	7,307	(1,352)	1997	2015
6700 S Alameda St.	Huntington Park, CA	—	3,502	9,279	304	3,502	9,583	13,085	(3,998)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	—	6,902	8,949	2,394	6,902	11,343	18,245	(4,569)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	—	3,446	1,241	487	3,446	1,728	5,174	(825)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	—	3,310	5,806	3,312	3,310	9,118	12,428	(4,132)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	—	3,357	3,527	305	3,357	3,832	7,189	(1,473)	2004	2015
6020 Sheila St.	Commerce, CA	—	4,590	7,772	1,121	4,590	8,893	13,483	(3,212)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	—	3,503	3,204	1,544	3,503	4,748	8,251	(2,111)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	—	3,087	4,081	461	3,087	4,542	7,629	(1,648)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	—	5,479	7,036	2,411	5,479	9,447	14,926	(3,798)	1987 / 1988	2015

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
1065 E. Walnut Ave.	Carson, CA	—	10,038	4,380	5,635	10,038	10,015	20,053	(3,510)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	—	3,481	776	1,340	3,481	2,116	5,597	(757)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	—	7,988	8,728	1,669	7,988	10,397	18,385	(3,010)	1993 / 2014, 2024	2015
8525 Camino Santa Fe	San Diego, CA	—	4,038	4,055	2,544	4,038	6,599	10,637	(2,407)	1986	2016
28454 Livingston Avenue	Valencia, CA	—	5,150	9,666	785	5,150	10,451	15,601	(3,722)	2007	2016
20 Icon	Lake Forest, CA	—	12,576	8,817	943	12,576	9,760	22,336	(4,265)	1999 / 2015	2016
16425 Gale Avenue	City of Industry, CA	—	18,803	6,029	2,015	18,803	8,044	26,847	(2,645)	1976	2016
12131 Western Avenue	Garden Grove, CA	—	15,077	11,149	4,861	15,077	16,010	31,087	(5,800)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	—	13,724	9,365	1,393	13,724	10,758	24,482	(3,840)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	—	7,855	12,056	153	7,855	12,209	20,064	(4,364)	2015	2016
11127 Catawba Avenue	Fontana, CA	—	5,562	8,094	127	5,562	8,221	13,783	(2,939)	2015	2016
13550 Stowe Drive	Poway, CA	—	9,126	8,043	—	9,126	8,043	17,169	(3,259)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	—	4,433	2,961	2,190	4,433	5,151	9,584	(1,855)	1975	2016
525 Park Avenue	San Fernando, CA	—	3,830	3,887	706	3,830	4,593	8,423	(1,552)	2003	2016
3233 Mission Oaks Blvd.	Camarillo, CA	—	13,791	10,017	42,601	13,791	52,618	66,409	(8,844)	1980-1982 / 2014, 2018, 2019	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	—	26,659	12,673	5,980	26,659	18,653	45,312	(7,371)	1968 / 1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	—	13,463	1,680	17,621	13,463	19,301	32,764	(5,763)	1969 / 2018	2016
301-445 Figueroa Street	Wilmington, CA	—	7,126	5,728	5,550	7,126	11,278	18,404	(3,437)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	—	12,642	14,179	39	12,642	14,218	26,860	(5,571)	1997/2003	2016
9190 Activity Road	San Diego, CA	—	8,497	5,622	954	8,497	6,576	15,073	(2,628)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	—	10,620	6,510	20,252	10,620	26,762	37,382	(4,962)	1999 / 2018, 2022	2017
2390 Ward Avenue	Simi Valley, CA	—	5,624	10,045	3,337	5,624	13,382	19,006	(4,359)	1989	2017
Safari Business Center(5)	Ontario, CA	—	50,807	86,065	21,197	50,807	107,262	158,069	(35,555)	1989	2017
4175 Conant Street	Long Beach, CA	—	13,785	13,440	—	13,785	13,440	27,225	(4,634)	2015	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
5421 Argosy Avenue	Huntington Beach, CA	—	3,577	1,490	2	3,577	1,492	5,069	(666)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	—	22,938	6,738	2,125	22,938	8,863	31,801	(2,819)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	—	11,980	14,439	3,550	11,980	17,989	29,969	(6,731)	1981	2017
17000 Kingsview Avenue & 800 Sandhill Avenue	Carson, CA	—	7,988	5,472	2,699	7,988	8,171	16,159	(1,884)	1984	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	—	121,329	86,776	26,993	121,329	113,769	235,098	(30,126)	1989 / 2021	2017
11190 White Birch Drive	Rancho Cucamonga, CA	—	9,405	9,840	730	9,405	10,570	19,975	(3,563)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	—	5,330	8,856	597	5,330	9,453	14,783	(2,718)	2016	2017
1825 Soto Street	Los Angeles, CA	—	2,129	1,315	215	2,129	1,530	3,659	(499)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	—	3,524	357	26	3,524	383	3,907	(172)	1957	2017
13225 Western Avenue	Gardena, CA	—	1,918	355	363	1,918	718	2,636	(216)	1955	2017
8542 Slauson Avenue	Pico Rivera, CA	—	8,681	576	1,089	8,681	1,665	10,346	(710)	1964	2017
687 Eucalyptus Avenue	Inglewood, CA	—	37,035	15,120	275	37,035	15,395	52,430	(4,351)	2017	2017
302 Rockefeller Avenue	Ontario, CA	—	6,859	7,185	881	6,859	8,066	14,925	(2,249)	2000	2017
4355 Brickell Street	Ontario, CA	—	7,295	5,616	573	7,295	6,189	13,484	(1,941)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	—	11,691	8,290	2,005	11,691	10,295	21,986	(3,399)	1967	2017
8315 Hanan Way	Pico Rivera, CA	—	8,714	4,751	193	8,714	4,944	13,658	(1,532)	1976	2017
13971 Norton Avenue	Chino, CA	—	5,293	6,377	2,847	5,293	9,224	14,517	(2,139)	1990	2018
1900 Proforma Avenue	Ontario, CA	—	10,214	5,127	1,736	10,214	6,863	17,077	(2,608)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	—	9,927	6,948	647	9,927	7,595	17,522	(2,198)	1985	2018
4039 Calle Platino	Oceanside, CA	—	9,476	11,394	4,951	9,476	16,345	25,821	(3,881)	1991 / 2024	2018
851 Lawrence Drive	Thousand Oaks, CA	—	6,717	—	13,504	6,717	13,504	20,221	(2,273)	1968 / 2021	2018
1581 North Main Street	Orange, CA	—	4,230	3,313	276	4,230	3,589	7,819	(1,000)	1994	2018
1580 West Carson Street	Long Beach, CA	—	5,252	2,496	2,254	5,252	4,750	10,002	(1,412)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	—	6,307	6,573	351	6,307	6,924	13,231	(2,162)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	—	3,583	2,430	271	3,583	2,701	6,284	(796)	1979	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
5300 Sheila Street	Commerce, CA	—	90,568	54,086	311	90,568	54,397	144,965	(16,146)	1975	2018
15777 Gateway Circle	Tustin, CA	—	3,815	4,292	63	3,815	4,355	8,170	(1,163)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	—	3,670	2,263	4,906	3,670	7,169	10,839	(1,838)	2018	2018
3100 Fujita Street	Torrance, CA	—	7,723	5,649	1,239	7,723	6,888	14,611	(1,758)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	—	10,762	1,567	16,737	10,762	18,304	29,066	(4)	1956	2018
1420 McKinley Avenue	Compton, CA	—	17,053	13,605	143	17,053	13,748	30,801	(3,805)	2017	2018
12154 Montague Street	Pacoima, CA	—	10,114	12,767	959	10,114	13,726	23,840	(3,402)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	—	5,646	4,966	1,016	5,646	5,982	11,628	(1,447)	1999	2018
29003 Avenue Sherman	Valencia, CA	—	3,094	6,467	1,826	3,094	8,293	11,387	(1,748)	2000 / 2019	2018
16121 Carmenita Road	Cerritos, CA	—	10,013	3,279	4,364	10,013	7,643	17,656	(1,651)	1969/1983, 2020	2018
1332-1340 Rocky Point Drive	Oceanside, CA	—	3,816	6,148	980	3,816	7,128	10,944	(1,746)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	—	10,545	11,859	535	10,545	12,394	22,939	(3,370)	2017	2018
263-321 Gardena Boulevard	Carson, CA	—	14,302	1,960	2,451	14,302	4,411	18,713	(825)	1977 - 1982 / 2024	2018
9200 Mason Avenue	Chatsworth, CA	—	4,887	4,080	238	4,887	4,318	9,205	(1,042)	1968	2018
9230 Mason Avenue	Chatsworth, CA	—	4,454	955	69	4,454	1,024	5,478	(319)	1974	2018
9250 Mason Avenue	Chatsworth, CA	—	4,034	2,464	78	4,034	2,542	6,576	(665)	1977	2018
9171 Oso Avenue	Chatsworth, CA	—	5,647	2,801	29	5,647	2,830	8,477	(810)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	—	11,414	2,502	711	11,414	3,213	14,627	(944)	1973	2018
6100 Sheila Street	Commerce, CA	—	11,789	5,214	2,265	11,789	7,479	19,268	(2,128)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	—	12,191	7,489	330	12,191	7,819	20,010	(2,076)	1971	2018
12821 Knott Street	Garden Grove, CA	—	17,896	2,824	17,426	17,896	20,250	38,146	(1,558)	1971 / 2023	2019
28510 Industry Drive	Valencia, CA	—	2,395	5,466	126	2,395	5,592	7,987	(1,353)	2017	2019
Conejo Spectrum Business Park	Thousand Oaks, CA	—	38,877	64,721	2,154	38,877	66,875	105,752	(15,863)	2018 / 2020	2019
2455 Ash Street	Vista, CA	—	4,273	1,966	325	4,273	2,291	6,564	(777)	1990	2019
25413 Rye Canyon Road	Santa Clarita, CA	—	3,245	2,352	3,323	3,245	5,675	8,920	(1,043)	1981	2019
1515 15th Street	Los Angeles, CA	—	23,363	5,208	2,442	23,363	7,650	31,013	(1,649)	1977	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
13890 Nelson Avenue	City of Industry, CA	—	25,642	14,616	344	25,642	14,960	40,602	(3,652)	1982	2019
445-449 Freedom Avenue	Orange, CA	—	9,084	8,286	531	9,084	8,817	17,901	(2,222)	1980	2019
2270 Camino Vida Roble	Carlsbad, CA	—	8,102	8,179	3,156	8,102	11,335	19,437	(3,506)	1981	2019
980 Rancheros Drive	San Marcos, CA	—	2,901	4,245	346	2,901	4,591	7,492	(1,140)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	—	19,556	9,567	1,578	19,556	11,145	30,701	(2,617)	1989	2019
1150 Aviation Place	San Fernando, CA	—	18,989	10,067	40	18,989	10,107	29,096	(2,770)	1989	2019
1175 Aviation Place	San Fernando, CA	—	12,367	4,858	284	12,367	5,142	17,509	(1,417)	1989	2019
1245 Aviation Place	San Fernando, CA	—	16,407	9,572	88	16,407	9,660	26,067	(2,458)	1989	2019
635 8th Street	San Fernando, CA	—	8,787	5,922	2,125	8,787	8,047	16,834	(1,521)	1989	2019
10015 Waples Court	San Diego, CA	—	12,280	9,198	5,463	12,280	14,661	26,941	(2,766)	1988 / 2020	2019
19100 Susana Road	Rancho Dominguez, CA	—	11,576	2,265	449	11,576	2,714	14,290	(877)	1956	2019
15385 Oxnard Street	Van Nuys, CA	—	11,782	5,212	235	11,782	5,447	17,229	(1,354)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	—	6,718	543	226	6,718	769	7,487	(316)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	—	19,075	8,061	1,443	19,075	9,504	28,579	(2,404)	1999	2019
Limonite Ave. & Archibald Ave.	Eastvale, CA	—	23,848	—	31,698	23,848	31,698	55,546	(6,030)	2020	2019
3340 San Fernando Road	Los Angeles, CA	—	2,885	147	(115)	2,770	147	2,917	(100)	n/a	2019
5725 Eastgate Drive	San Diego, CA	—	6,543	1,732	332	6,543	2,064	8,607	(723)	1995	2019
18115 Main Street	Carson, CA	—	7,142	776	327	7,142	1,103	8,245	(341)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	—	15,997	3,036	27	15,997	3,063	19,060	(814)	1957	2019
1402 Avenida Del Oro	Oceanside, CA	—	33,006	34,439	39	33,006	34,478	67,484	(8,463)	2016	2019
9607-9623 Imperial Highway	Downey, CA	—	9,766	865	2,291	9,766	3,156	12,922	(764)	1974	2019
12200 Bellflower Boulevard	Downey, CA	—	14,960	2,057	425	14,960	2,482	17,442	(773)	1955	2019
Storm Parkway	Torrance, CA	—	42,178	21,987	5,246	42,178	27,233	69,411	(5,262)	1982 - 2008 / 2024	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
2328 Teller Road	Newbury Park, CA	—	8,330	14,304	2,166	8,330	16,470	24,800	(3,811)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	—	27,809	11,454	3,103	27,809	14,557	42,366	(3,087)	1962 - 1977	2019
750 Manville Street	Compton, CA	—	8,283	2,784	649	8,283	3,433	11,716	(810)	1977	2019
8985 Crestmar Point	San Diego, CA	—	6,990	1,350	2,620	6,990	3,970	10,960	(624)	1988	2019
404-430 Berry Way	Brea, CA	—	21,047	4,566	2,483	21,047	7,049	28,096	(1,785)	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	—	7,364	—	10,880	7,364	10,880	18,244	(1,173)	1956 / 2022	2019
508 East E Street	Wilmington, CA	—	10,742	4,380	(4,380)	10,742	—	10,742	—	1988 / 2024	2019
12752-12822 Monarch Street	Garden Grove, CA	—	29,404	4,262	22,926	29,404	27,188	56,592	(2,575)	1971 / 2023	2019
1601 Mission Blvd.	Pomona, CA	—	67,623	18,962	1,246	67,623	20,208	87,831	(5,631)	1952	2019
2757 Del Amo Blvd.	Rancho Dominguez, CA	—	10,035	2,073	584	10,035	2,657	12,692	(733)	1967	2019
18250 Euclid Street	Fountain Valley, CA	—	11,116	3,201	—	11,116	3,201	14,317	(747)	1974	2019
701-751 Kingshill Place	Carson, CA	6,852	23,016	10,344	4,069	23,016	14,413	37,429	(2,918)	1979 / 2020	2020
2601-2641 Manhattan Beach Blvd	Redondo Beach, CA	—	30,333	9,427	5,967	30,333	15,394	45,727	(3,376)	1978	2020
2410-2420 Santa Fe Avenue	Redondo Beach, CA	10,300	24,310	13,128	6	24,310	13,134	37,444	(2,671)	1977	2020
11600 Los Nietos Road	Santa Fe Springs, CA	—	12,033	4,666	6,165	12,033	10,831	22,864	(904)	1976 / 2022	2020
5160 Richton Street	Montclair, CA	—	7,199	8,203	1,068	7,199	9,271	16,470	(1,914)	2004	2020
2205 126th Street	Hawthorne, CA	5,200	11,407	6,834	1,343	11,407	8,177	19,584	(1,936)	1998	2020
11832-11954 La Cienega Blvd	Hawthorne, CA	3,772	13,625	5,721	1,236	13,625	6,957	20,582	(1,731)	1999	2020
7612-7642 Woodwind Drive	Huntington Beach, CA	—	10,634	2,901	421	10,634	3,322	13,956	(736)	2001	2020
960-970 Knox Street	Torrance, CA	—	7,324	2,380	1,228	7,324	3,608	10,932	(1,054)	1976	2020
25781 Atlantic Ocean Drive	Lake Forest, CA	—	4,358	1,067	852	4,358	1,919	6,277	(357)	1996	2020
720-750 Vernon Avenue	Azusa, CA	—	14,088	1,638	4	14,088	1,642	15,730	(577)	1950	2020
6687 Flotilla Street	Commerce, CA	—	14,501	6,053	626	14,501	6,679	21,180	(1,304)	1956	2020
1055 Sandhill Avenue	Carson, CA	—	11,970	—	25,205	11,970	25,205	37,175	—	1973 / 2024	2020
22895 Eastpark Drive	Yorba Linda, CA	—	5,337	1,370	199	5,337	1,569	6,906	(383)	1986	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
8745-8775 Production Avenue	San Diego, CA	—	6,471	1,551	1,935	6,471	3,486	9,957	(835)	1974 / 2021	2020
15850 Slover Avenue	Fontana, CA	—	3,634	6,452	55	3,634	6,507	10,141	(1,154)	2020	2020
15650-15700 Avalon Blvd	Los Angeles, CA	—	22,353	5,988	9,441	22,353	15,429	37,782	(1,249)	1962 - 1978 / 2022	2020
11308-11350 Penrose Street	Sun Valley, CA	—	15,884	11,169	5,159	15,884	16,328	32,212	(2,351)	1974 / 2024	2020
11076-11078 Fleetwood Street	Sun Valley, CA	—	3,217	1,446	1,407	3,217	2,853	6,070	(450)	1974	2020
12133 Greenstone Avenue	Santa Fe Springs, CA	—	5,900	891	6,541	5,900	7,432	13,332	(687)	1967 / 2023	2020
12772 San Fernando Road	Sylmar, CA	—	17,302	3,832	18,370	17,302	22,202	39,504	(21)	1964 / 2013	2020
15601 Avalon Blvd	Los Angeles, CA	—	15,776	—	13,581	15,776	13,581	29,357	(1,178)	1984 / 2023	2020
Gateway Pointe	Whittier, CA	—	132,659	154,250	1,561	132,659	155,811	288,470	(24,934)	2005 - 2006	2020
13943-13955 Balboa Blvd	Sylmar, CA	14,213	26,795	18,484	2,132	26,795	20,616	47,411	(3,579)	2000	2020
Van Nuys Airport Industrial Center	Van Nuys, CA	—	91,894	58,625	10,581	91,894	69,206	161,100	(11,174)	1961 - 2007	2020
4039 State Street	Montclair, CA	—	12,829	15,485	72	12,829	15,557	28,386	(2,628)	2020	2020
10156 Live Oak Avenue	Fontana, CA	—	19,779	27,186	848	19,779	28,034	47,813	(4,713)	2020	2020
10694 Tamarind Avenue	Fontana, CA	—	8,878	12,325	190	8,878	12,515	21,393	(2,060)	2020	2020
2520 Baseline Road	Rialto, CA	—	12,513	16,377	172	12,513	16,549	29,062	(2,696)	2020	2020
12211 Greenstone Avenue	Santa Fe Springs, CA	—	15,729	1,636	46	15,729	1,682	17,411	(543)	N/A	2020
East 27th Street	Los Angeles, CA	—	40,332	21,842	9,584	40,332	31,426	71,758	(3,710)	1961 - 2004 / 2024	2020
2750 Alameda Street	Los Angeles, CA	—	24,644	5,771	1,332	24,644	7,103	31,747	(1,532)	1961 - 1980	2020
29010 Avenue Paine	Valencia, CA	—	7,401	8,168	1,067	7,401	9,235	16,636	(1,555)	2000	2020
29010 Commerce Center Drive	Valencia, CA	—	10,499	13,832	3	10,499	13,835	24,334	(2,245)	2002	2020
13369 Valley Blvd	Fontana, CA	—	9,675	10,393	943	9,675	11,336	21,011	(1,848)	2005	2020
6635 Caballero Blvd	Buena Park, CA	—	14,288	7,919	615	14,288	8,534	22,822	(1,389)	2003	2020
1235 South Lewis Street	Anaheim, CA	—	16,984	1,519	1,997	16,984	3,516	20,500	(583)	1956 / 2022	2020
15010 Don Julian Road	City of Industry, CA	—	24,017	—	18,051	24,017	18,051	42,068	(4)	1963	2021
5002-5018 Lindsay Court	Chino, CA	—	6,996	5,658	1,923	6,996	7,581	14,577	(1,140)	1986	2021
514 East C Street	Los Angeles, CA	—	9,114	1,205	4	9,114	1,209	10,323	(273)	2019	2021
17907-18001 Figueroa Street	Los Angeles, CA	—	18,065	1,829	15,958	18,065	17,787	35,852	(77)	1954 - 1960	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
7817 Woodley Avenue	Van Nuys, CA	2,747	5,496	4,615	—	5,496	4,615	10,111	(171)	1960	2021
8888-8992 Balboa Avenue	San Diego, CA	—	20,033	—	26,244	20,033	26,244	46,277	(4)	1967 / 2024	2021
9920-10020 Pioneer Blvd	Santa Fe Springs, CA	—	21,345	2,118	35,216	21,345	37,334	58,679	—	1973 - 1978 / 2024	2021
6655 East 26th Street	Commerce, CA	—	5,195	1,780	536	5,195	2,316	7,511	(371)	1965	2021
560 Main Street	Orange, CA	—	2,660	432	408	2,660	840	3,500	(170)	1973	2021
4225 Etiwanda Avenue	Jurupa Valley, CA	—	16,287	15,537	1,184	16,287	16,721	33,008	(2,589)	1998	2021
12118 Bloomfield Avenue	Santa Fe Springs, CA	—	16,809	—	21,073	16,809	21,073	37,882	(4)	1955	2021
256 Alondra Blvd	Carson, CA	—	10,377	371	250	10,377	621	10,998	(223)	1954	2021
19007 Reyes Avenue	Rancho Dominguez, CA	—	16,673	—	2,329	16,673	2,329	19,002	(193)	1969 / 2021	2021
19431 Santa Fe Avenue	Rancho Dominguez, CA	—	10,066	638	2,817	10,066	3,455	13,521	(239)	1963 / 2023	2021
4621 Guasti Road	Ontario, CA	—	8,198	5,231	492	8,198	5,723	13,921	(908)	1988	2021
12838 Saticoy Street	North Hollywood, CA	—	25,550	2,185	—	25,550	2,185	27,735	(606)	1954	2021
19951 Mariner Avenue	Torrance, CA	—	17,009	7,674	3	17,009	7,677	24,686	(1,692)	1986	2021
2425-2535 East 12th Street	Los Angeles, CA	—	48,409	40,756	10,838	48,409	51,594	100,003	(6,465)	1988	2021
29120 Commerce Center Drive	Valencia, CA	—	11,121	15,799	3,126	11,121	18,925	30,046	(2,392)	2002	2021
20304 Alameda Street	Rancho Dominguez, CA	—	11,987	1,663	82	11,987	1,745	13,732	(381)	1974	2021
4181 Ruffin Road	San Diego, CA	—	30,395	3,530	1,243	30,395	4,773	35,168	(1,094)	1987	2021
12017 Greenstone Avenue	Santa Fe Springs, CA	—	13,408	205	3,741	13,408	3,946	17,354	(143)	n/a	2021
1901 Via Burton	Fullerton, CA	—	24,461	—	24,286	24,461	24,286	48,747	(149)	1960 / 2024	2021
1555 Cucamonga Avenue	Ontario, CA	—	20,153	2,134	308	20,153	2,442	22,595	(662)	1973	2021
1800 Lomita Blvd	Wilmington, CA	—	89,711	542	347	89,711	889	90,600	(329)	n/a	2021
8240 Haskell Avenue	Van Nuys, CA	—	4,822	3,682	—	4,822	3,682	8,504	(325)	1962 - 1964 / 2023	2021
3100 Lomita Blvd	Torrance, CA	—	124,313	65,282	(298)	124,313	64,984	189,297	(12,332)	1967 - 1998	2021
2401-2421 Glassell Street	Orange, CA	—	54,554	16,599	425	54,554	17,024	71,578	(3,830)	1987	2021
2390-2444 American Way	Orange, CA	—	17,214	—	21,712	17,214	21,712	38,926	(232)	2024	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
500 Dupont Avenue	Ontario, CA	—	36,810	26,489	13,933	36,810	40,422	77,232	(1,842)	1987 / 2024	2021
1801 St Andrew Place	Santa Ana, CA	—	75,978	24,522	2,896	75,978	27,418	103,396	(5,421)	1987	2021
5772 Jurupa Street	Ontario, CA	—	36,590	20,010	24	36,590	20,034	56,624	(2,902)	1992	2021
2500 Victoria Street	Los Angeles, CA	—	232,902	—	—	232,902	—	232,902	—	n/a	2021
1010 Belmont Street	Ontario, CA	—	9,078	5,751	254	9,078	6,005	15,083	(793)	1987	2021
21515 Western Avenue	Torrance, CA	—	19,280	—	15,356	19,280	15,356	34,636	(1)	1991	2021
12027 Greenstone Avenue	Santa Fe Springs, CA	—	8,952	469	824	8,952	1,293	10,245	(136)	1975	2021
6027 Eastern Avenue	Commerce, CA	—	23,494	—	24,913	23,494	24,913	48,407	—	1946	2021
340-344 Bonnie Circle	Corona, CA	—	18,044	9,506	637	18,044	10,143	28,187	(1,332)	1994	2021
14100 Vine Place	Cerritos, CA	—	40,458	8,660	3,936	40,458	12,596	53,054	(1,634)	1979 / 2022	2021
2280 Ward Avenue	Simi Valley, CA	—	23,301	24,832	1,147	23,301	25,979	49,280	(3,509)	1995	2021
20481 Crescent Bay Drive	Lake Forest, CA	—	16,164	6,054	3	16,164	6,057	22,221	(867)	1996	2021
334 El Encanto Road	City of Industry, CA	—	9,227	1,272	253	9,227	1,525	10,752	(249)	1960	2021
17031-17037 Green Drive	City of Industry, CA	—	10,781	3,302	648	10,781	3,950	14,731	(602)	1968 / 2024	2021
13512 Marlay Avenue	Fontana, CA	—	37,018	15,365	184	37,018	15,549	52,567	(2,205)	1960	2021
14940 Proctor Road	City of Industry, CA	—	28,861	—	3,175	28,861	3,175	32,036	(9)	1962	2021
2800 Casitas Avenue	Los Angeles, CA	—	33,154	10,833	9,887	33,154	20,720	53,874	(1,330)	1999 / 2023	2021
4240 190th Street	Torrance, CA	—	67,982	9,882	142	67,982	10,024	78,006	(1,533)	1966	2021
2391-2393 Bateman Avenue	Irwindale, CA	—	13,363	9,811	111	13,363	9,922	23,285	(1,164)	2005	2021
1168 Sherborn Street	Corona, CA	—	13,747	9,796	7	13,747	9,803	23,550	(1,170)	2004	2021
3071 Coronado Street	Anaheim, CA	—	29,862	—	17,759	29,862	17,759	47,621	(490)	1973 / 2024	2021
8911 Aviation Blvd	Los Angeles, CA	—	27,138	4,780	648	27,138	5,428	32,566	(759)	1971	2021
1020 Bixby Drive	City of Industry, CA	—	10,067	6,046	3,168	10,067	9,214	19,281	(594)	1977 / 2024	2021
444 Quay Avenue	Los Angeles, CA	—	10,926	—	9,817	10,926	9,817	20,743	(261)	1992 / 2024	2022
18455 Figueroa Street	Los Angeles, CA	—	57,186	7,420	640	57,186	8,060	65,246	(1,341)	1978	2022
24903 Avenue Kearny	Santa Clarita, CA	—	22,468	34,074	325	22,468	34,399	56,867	(3,961)	1988	2022
19475 Gramercy Place	Torrance, CA	—	9,753	1,678	1,733	9,753	3,411	13,164	(389)	1982 / 2022	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
14005 Live Oak Avenue	Irwindale, CA	—	20,387	4,324	1,268	20,387	5,592	25,979	(1,254)	1992	2022
13700-13738 Slover Avenue	Fontana, CA	—	14,457	—	446	14,457	446	14,903	(18)	1982	2022
Meggitt Simi Valley	Simi Valley, CA	—	32,102	26,338	—	32,102	26,338	58,440	(3,113)	1984 / 2005	2022
21415-21605 Plummer Street	Chatsworth, CA	—	33,119	4,724	1,383	33,119	6,107	39,226	(1,215)	1986	2022
1501-1545 Rio Vista Avenue	Los Angeles, CA	—	16,138	11,951	963	16,138	12,914	29,052	(1,573)	2003	2022
17011-17027 Central Avenue	Carson, CA	—	22,235	8,241	—	22,235	8,241	30,476	(941)	1979	2022
2843 Benet Road	Oceanside, CA	—	3,459	11,559	—	3,459	11,559	15,018	(1,223)	1987	2022
14243 Bessemer Street	Van Nuys, CA	—	5,229	1,807	—	5,229	1,807	7,036	(215)	1987	2022
2970 East 50th Street	Vernon, CA	—	—	6,082	7	—	6,089	6,089	(678)	1949	2022
19900 Plummer Street	Chatsworth, CA	—	13,845	890	12,550	13,845	13,440	27,285	(2)	1983	2022
Long Beach Business Park	Long Beach, CA	—	21,664	2,960	635	21,664	3,595	25,259	(623)	1973 - 1976	2022
13711 Freeway Drive	Santa Fe Springs, CA	—	34,175	892	1,307	34,175	2,199	36,374	(140)	1963	2022
6245 Providence Way	Eastvale, CA	—	6,075	3,777	120	6,075	3,897	9,972	(466)	2018	2022
7815 Van Nuys Blvd	Panorama City, CA	—	19,837	6,450	808	19,837	7,258	27,095	(800)	1960	2022
13535 Larwin Circle	Santa Fe Springs, CA	—	14,580	2,750	21	14,580	2,771	17,351	(388)	1987	2022
1154 Holt Blvd	Ontario, CA	—	7,222	7,009	19	7,222	7,028	14,250	(723)	2021	2022
900-920 Allen Avenue	Glendale, CA	—	20,499	6,176	270	20,499	6,446	26,945	(791)	1942 - 1995	2022
1550-1600 Champagne Avenue	Ontario, CA	—	29,768	19,702	1,186	29,768	20,888	50,656	(2,187)	1989	2022
10131 Banana Avenue	Fontana, CA	—	25,795	1,248	607	25,795	1,855	27,650	(304)	n/a	2022
2020 Central Avenue	Compton, CA	—	11,402	676	—	11,402	676	12,078	(173)	1972	2022
14200-14220 Arminta Street	Panorama, CA	—	50,184	33,691	57	50,184	33,748	83,932	(3,557)	2006	2022
1172 Holt Blvd	Ontario, CA	—	9,439	8,504	90	9,439	8,594	18,033	(898)	2021	2022
1500 Raymond Avenue	Fullerton, CA	—	46,117	—	25,855	46,117	25,855	71,972	—	n/a	2022
2400 Marine Avenue	Redondo Beach, CA	—	21,686	7,290	(58)	21,686	7,232	28,918	(855)	1964	2022
14434-14527 San Pedro Street	Los Angeles, CA	—	50,239	1,985	14,108	50,239	16,093	66,332	(107)	1971	2022
20900 Normandie Avenue	Torrance, CA	—	26,136	13,942	990	26,136	14,932	41,068	(1,496)	n/a	2022
15771 Red Hill Avenue	Tustin, CA	—	31,853	8,431	551	31,853	8,982	40,835	(1,472)	1979 / 2016	2022
14350 Arminta Street	Panorama City, CA	—	5,715	2,880	—	5,715	2,880	8,595	(313)	2006	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
29125 Avenue Paine	Valencia, CA	—	20,388	24,125	4,719	20,388	28,844	49,232	(2,625)	2006	2022
3935-3949 Heritage Oak Court	Simi Valley, CA	—	23,693	33,149	—	23,693	33,149	56,842	(3,425)	1999	2022
620 Anaheim Street	Los Angeles, CA	—	15,550	2,230	736	15,550	2,966	18,516	(330)	1984	2022
400 Rosecrans Avenue	Gardena, CA	—	8,642	—	439	8,642	439	9,081	—	1967	2022
3547-3555 Voyager Street	Torrance, CA	—	19,809	924	1,256	19,809	2,180	21,989	(192)	1986	2022
6996-7044 Bandini Blvd	Commerce, CA	—	39,403	1,574	—	39,403	1,574	40,977	(253)	1968	2022
4325 Etiwanda Avenue	Jurupa Valley, CA	—	31,286	18,730	1,209	31,286	19,939	51,225	(1,914)	1998	2022
Merge-West	Eastvale, CA	—	251,443	206,055	1,549	251,443	207,604	459,047	(19,746)	2022	2022
6000-6052 & 6027-6029 Bandini Blvd	Commerce, CA	—	69,162	25,490	741	69,162	26,231	95,393	(2,686)	2016	2022
3901 Via Oro Avenue	Long Beach, CA	—	18,519	953	1,116	18,519	2,069	20,588	(449)	1983	2022
15650 Don Julian Road	City of Industry, CA	—	9,867	5,818	846	9,867	6,664	16,531	(584)	2003	2022
15700 Don Julian Road	City of Industry, CA	—	10,252	5,996	500	10,252	6,496	16,748	(608)	2001	2022
17000 Gale Avenue	City of Industry, CA	—	7,190	4,929	309	7,190	5,238	12,428	(490)	2008	2022
17909 & 17929 Susana Road	Compton, CA	—	26,786	—	832	26,786	832	27,618	(3)	1970 - 1973	2022
2880 Ana Street	Rancho Dominguez, CA	—	34,987	—	6,720	34,987	6,720	41,707	(47)	1970 / 2024	2022
920 Pacific Coast Highway	Wilmington, CA	—	80,121	21,516	10	80,121	21,526	101,647	(1,992)	1954	2022
21022 & 21034 Figueroa Street	Carson, CA	—	15,551	8,871	1,149	15,551	10,020	25,571	(842)	2002	2022
13301 Main Street	Los Angeles, CA	—	40,434	11,915	14	40,434	11,929	52,363	(1,098)	1989	2022
20851 Currier Road	City of Industry, CA	—	12,549	9,471	2,385	12,549	11,856	24,405	(738)	1999 / 2023	2022
3131 Harcourt Street & 18031 Susana Road	Compton, CA	—	26,268	1,419	4,563	26,268	5,982	32,250	(127)	1970	2022
14400 Figueroa Street	Los Angeles, CA	—	43,929	6,011	6,818	43,929	12,829	56,758	(181)	1967	2022
2130-2140 Del Amo Blvd	Carson, CA	—	35,494	5,246	1,030	35,494	6,276	41,770	(565)	1980	2022
19145 Gramercy Place	Torrance, CA	—	32,965	5,894	—	32,965	5,894	38,859	(759)	1977	2022
20455 Reeves Avenue	Carson, CA	—	40,291	6,050	404	40,291	6,454	46,745	(640)	1982	2022
14874 Jurupa Avenue	Fontana, CA	—	29,738	29,627	22	29,738	29,649	59,387	(2,293)	2019	2022
10660 Mulberry Avenue	Fontana, CA	—	8,744	3,024	283	8,744	3,307	12,051	(315)	1990	2022
755 Trademark Circle	Corona, CA	—	5,685	4,910	6	5,685	4,916	10,601	(403)	2001	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
4500 Azusa Canyon Road	Irwindale, CA	—	35,173	4,991	237	35,173	5,228	40,401	(616)	1950	2022
7817 Haskell Avenue	Van Nuys, CA	—	10,565	976	28	10,565	1,004	11,569	(160)	1960	2022
16752 Armstrong Avenue	Irvine, CA	—	29,662	8,699	36	29,662	8,735	38,397	(1,447)	1970/2012	2023
10545 Production Avenue	Fontana, CA	—	215,378	149,927	40	215,378	149,967	365,345	(11,451)	2006	2023
3520 Challenger Street	Torrance, CA	—	11,616	1,859	4	11,616	1,863	13,479	(436)	1990	2023
9000 Airport Blvd	Los Angeles, CA	—	139,564	4,976	1,473	139,564	6,449	146,013	(825)	1981	2023
9223 Balboa Avenue	San Diego, CA	—	50,919	97,621	9	50,919	97,630	148,549	(6,699)	2020	2023
9323 Balboa Avenue	San Diego, CA	—	27,254	—	932	27,254	932	28,186	(9)	1978-1980	2023
4285 Ponderosa Avenue	San Diego, CA	—	16,495	8,207	7	16,495	8,214	24,709	(629)	1969	2023
13925 Benson Avenue	Chino, CA	—	26,442	1,446	915	26,442	2,361	28,803	(197)	1989	2023
19301 Santa Fe Avenue	Rancho Dominguez, CA	—	14,899	—	1,950	14,899	1,950	16,849	(1)	1954/1989	2023
2395-2399 Bateman Avenue	Irwindale, CA	—	28,663	12,964	2,088	28,663	15,052	43,715	(1,023)	2022	2023
27712 & 27756 Avenue Mentry	Santa Clarita, CA	—	20,084	36,540	36	20,084	36,576	56,660	(2,025)	1988	2023
422 Rosecrans Avenue	Gardena, CA	—	3,067	—	—	3,067	—	3,067	—	1968	2023
14650 Hoover Street	Westminster, CA	—	13,814	8,721	883	13,814	9,604	23,418	(500)	2001	2023
5630 Cerritos Avenue	Cypress, CA	—	16,635	6,103	—	16,635	6,103	22,738	(393)	1989	2023
9400-9500 Santa Fe Springs Road	Santa Fe Springs, CA	—	132,157	67,189	126	132,157	67,315	199,472	(3,849)	1980/1990	2023
2500 Thompson Street	Long Beach, CA	—	19,567	5,268	6	19,567	5,274	24,841	(360)	1970	2023
15801 West 1st Street	Irwindale, CA	—	142,497	31,453	—	142,497	31,453	173,950	(1,909)	1977/1980	2023
600-708 Vermont Avenue	Anaheim, CA	—	57,394	—	896	57,394	896	58,290	(2)	1960	2023
11234 Rush Street	South El Monte, CA	—	12,737	—	2,119	12,737	2,119	14,856	—	1960	2023
5000 & 5010 Azusa Canyon Rd	Irwindale, CA	—	44,779	34,691	279	44,779	34,970	79,749	(1,327)	2022	2024
9028 Dice Road	Santa Fe Springs, CA	—	40,265	7,629	4	40,265	7,633	47,898	(307)	1978	2024
1217 Saint Gertrude Place	Santa Ana, CA	—	21,996	3,423	3	21,996	3,426	25,422	(183)	1961	2024
9140 Lurline Avenue	Chatsworth, CA	—	34,508	10,743	4	34,508	10,747	45,255	(421)	1974	2024
1500 Walnut Avenue	Fullerton, CA	—	28,672	17,014	35	28,672	17,049	45,721	(557)	2022	2024
4141 Palm Street	Fullerton, CA	—	19,494	2,563	25	19,494	2,588	22,082	(145)	1981	2024

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
14407 Alondra Blvd	La Mirada, CA	—	44,554	27,470	29	44,554	27,499	72,053	(901)	1976	2024
7149 Fair Avenue	North Hollywood, CA	—	7,420	2,706	19	7,420	2,725	10,145	(105)	1969	2024
7119 Fair Avenue	North Hollywood, CA	—	3,846	2,350	74	3,846	2,424	6,270	(73)	1969	2024
7118 Fair Avenue	North Hollywood, CA	—	3,779	2,626	—	3,779	2,626	6,405	(87)	1969	2024
7103 Fair Avenue	North Hollywood, CA	—	3,513	1,610	10	3,513	1,620	5,133	(58)	1969	2024
7101 Fair Avenue	North Hollywood, CA	—	6,655	3,319	—	6,655	3,319	9,974	(113)	1969	2024
7100 Fair Avenue	North Hollywood, CA	—	3,864	1,488	—	3,864	1,488	5,352	(56)	1969	2024
11166 Gault Street	North Hollywood, CA	—	3,967	1,845	105	3,967	1,950	5,917	(61)	1970	2024
11150 Gault Way	North Hollywood, CA	—	3,807	2,212	28	3,807	2,240	6,047	(76)	1970	2024
11128 Gault Street	North Hollywood, CA	—	6,657	2,754	—	6,657	2,754	9,411	(102)	1970	2024
7100 Case Avenue	North Hollywood, CA	—	6,753	4,030	19	6,753	4,049	10,802	(135)	1970	2024
7121 Case Avenue	North Hollywood, CA	—	3,768	2,171	—	3,768	2,171	5,939	(74)	1969	2024
11120 Sherman Way	Sun Valley, CA	—	6,100	2,582	—	6,100	2,582	8,682	(97)	1970	2024
11130 Sherman Way	Sun Valley, CA	—	5,125	1,953	5	5,125	1,958	7,083	(74)	1969	2024
11156 Sherman Way	Sun Valley, CA	—	5,865	2,216	5	5,865	2,221	8,086	(84)	1969	2024
7101 Case Avenue	North Hollywood, CA	—	4,012	1,334	72	4,012	1,406	5,418	(47)	1969	2024
25172 Arctic Ocean Drive	Lake Forest, CA	—	12,744	2,227	6	12,744	2,233	14,977	(104)	1998	2024
20512 Crescent Bay	Lake Forest, CA	—	7,140	1,723	98	7,140	1,821	8,961	(69)	1998	2024

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
20492 Crescent Bay	Lake Forest, CA	—	11,561	2,819	129	11,561	2,948	14,509	(119)	1998	2024
20472 Crescent Bay	Lake Forest, CA	—	7,640	1,929	111	7,640	2,040	9,680	(82)	1998	2024
20532 Crescent Bay	Lake Forest, CA	—	5,991	1,102	57	5,991	1,159	7,150	(63)	1998	2024
1212 Howell Avenue	Anaheim, CA	—	6,503	1,119	5	6,503	1,124	7,627	(49)	1992	2024
1222 Howell Avenue	Anaheim, CA	—	20,529	4,781	69	20,529	4,850	25,379	(193)	1968	2024
200 Boysenberry Lane	Placentia, CA	—	52,847	8,160	—	52,847	8,160	61,007	(343)	1985	2024
10712-10748 Bloomfield Avenue	Santa Fe Springs, CA	—	16,882	3,754	258	16,882	4,012	20,894	(146)	1990	2024
12932-12958 Midway Place	Cerritos, CA	—	35,276	15,012	22	35,276	15,034	50,310	(539)	1980	2024
2910 Pacific Commerce Drive East	Rancho Dominguez, CA	—	40,056	6,333	8	40,056	6,341	46,397	(278)	1985	2024
1715 West 132nd Street	Gardena, CA	—	4,677	727	(25)	4,677	702	5,379	(27)	1971	2024
4115 Schaefer Avenue	Chino, CA	—	5,150	3,200	37	5,150	3,237	8,387	(116)	2001	2024
437 Baldwin Park Blvd	La Puente, CA	—	13,507	6,283	17	13,507	6,300	19,807	(223)	1977	2024
433 Baldwin Park Blvd	La Puente, CA	—	19,230	8,341	44	19,230	8,385	27,615	(297)	1977	2024
421 Baldwin Park Blvd	La Puente, CA	—	8,648	2,758	16	8,648	2,774	11,422	(105)	1977	2024
17705-17709 Valley Blvd	City of Industry, CA	—	6,981	3,152	—	6,981	3,152	10,133	(105)	1985	2024
630-634 Hambledon Avenue	City of Industry, CA	—	8,254	3,808	9	8,254	3,817	12,071	(133)	1985	2024
620-628 Hambledon Avenue	City of Industry, CA	—	8,523	3,830	171	8,523	4,001	12,524	(128)	1985	2024
17755 Valley Blvd	City of Industry, CA	—	6,544	3,193	16	6,544	3,209	9,753	(103)	1985	2024
17745-17749 Valley Blvd	City of Industry, CA	—	7,820	1,833	149	7,820	1,982	9,802	(70)	1985	2024
14680-14700 Alondra Blvd	La Mirada, CA	—	25,484	8,160	—	25,484	8,160	33,644	(294)	1977	2024
14720-14750 Alondra Blvd	La Mirada, CA	—	26,285	10,224	12	26,285	10,236	36,521	(359)	1977	2024
14730-14750 Northam Street	La Mirada, CA	—	17,860	6,754	—	17,860	6,754	24,614	(241)	1977	2024
14725 Northam Street	La Mirada, CA	—	20,039	8,182	162	20,039	8,344	28,383	(279)	1978	2024
14647-14667 Northam Street	La Mirada, CA	—	35,429	19,776	127	35,429	19,903	55,332	(621)	1978	2024

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land (2)	Building & Improvements (2)	Total	Accumulated Depreciation (3)	Year Build / Year Renovated	Year Acquired
14710 Northam Street	La Mirada, CA	—	11,706	2,822	2	11,706	2,824	14,530	(99)	1979	2024
4422 Airport Drive	Ontario, CA	—	14,507	9,868	627	14,507	10,495	25,002	(309)	1978	2024
1901 Rosslynn Avenue	Fullerton, CA	—	57,830	30,705	—	57,830	30,705	88,535	(856)	1989	2024
16203-16233 Arrow Highway	Irwindale, CA	—	20,253	24,912	16	20,253	24,928	45,181	(1,442)	2022	2024
950 West 190th Street	Los Angeles, CA	—	41,757	—	426	41,757	426	42,183	(1)	1980	2024
12900 Alondra Blvd	Cerritos, CA	—	14,581	4,414	—	14,581	4,414	18,995	(64)	1977	2024
13201 Dahlia Street	Fontana, CA	—	39,792	28,135	367	39,792	28,502	68,294	(240)	1989	2024
2501 Rosecrans Avenue	Compton, CA	—	79,265	50,632	763	79,265	51,395	130,660	(86)	1987	2024
Investments in real estate		$44,622	$7,824,826	$3,911,211	$1,224,803	$7,822,290	$5,134,026	$12,956,316	$(977,133)
Note: As of December 31, 2024, the aggregate cost for federal income tax purposes of investments in real estate was approximately $11.8 billion.

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
(4)As of December 31, 2024, these six properties secure the $60 Million Term Loan.
(5)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

    The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2022 to December 31, 2024 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2024	2023	2022
Balance, beginning of year	$11,156,394	$9,470,387	$6,931,072
Acquisition of investment in real estate	1,450,087	1,419,817	2,395,518
Construction costs and improvements	386,501	293,850	146,508
Disposition of investment in real estate	(25,975)	(11,360)	—
Properties held for sale	—	—	—
Write-off of fully depreciated assets	(10,691)	(16,300)	(2,711)
Balance, end of year	$12,956,316	$11,156,394	$9,470,387

	Year Ended December 31,
Accumulated Depreciation	2024	2023	2022
Balance, beginning of year	$(782,461)	$(614,332)	$(473,382)
Depreciation of investment in real estate	(208,372)	(187,722)	(143,661)
Disposition of investment in real estate	3,009	3,293	—
Properties held for sale	—	—	—
Write-off of fully depreciated assets	10,691	16,300	2,711
Balance, end of year	$(977,133)	$(782,461)	$(614,332)

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2024
(Dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage Loan:
Industrial development site in California	7.50%	(2)	10/26/2028	(3)	None	$125,000	$123,244	$—
						$125,000	$123,244	$—
(1)The cost for federal income tax purposes was $125.0 million as of December 31, 2024.
(2)The loan has an effective interest rate of 8.0% including the impact of loan origination costs and fees.
(3)Interest is due monthly and principal is due at the maturity date.

The following table reconciles the carrying value of mortgage loans on real estate from January 1, 2023 to December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$122,784	$—
Additions during period:
New loan originated	—	125,000
Amortization of net deferred origination fees	460	84
Deductions during period:
Deferred loan origination fees, net	—	(2,300)
Balance, end of year	$123,244	$122,784