Form 10-Q
period 2025-03-31
Rexford Industrial Realty, Inc.
filed 2025-04-21
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at April 16, 2025 was 236,685,048.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Land	$7,797,744	$7,822,290
Buildings and improvements	4,573,881	4,611,987
Tenant improvements	181,632	188,217
Furniture, fixtures and equipment	132	132
Construction in progress	386,719	333,690
Total real estate held for investment	12,940,108	12,956,316
Accumulated depreciation	(1,021,151)	(977,133)
Investments in real estate, net	11,918,957	11,979,183
Cash and cash equivalents	504,579	55,971
Restricted cash	50,105	—
Loan receivable, net	123,359	123,244
Rents and other receivables, net	17,622	15,772
Deferred rent receivable, net	166,893	161,693
Deferred leasing costs, net	70,404	67,827
Deferred loan costs, net	1,642	1,999
Acquired lease intangible assets, net	182,444	201,467
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	5,580	8,942
Other assets	20,730	26,964
Assets associated with real estate held for sale	18,386	—
Total Assets	$13,085,857	$12,648,218
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,348,060	$3,345,962
Accounts payable, accrued expenses and other liabilities	141,999	149,707
Dividends and distributions payable	105,285	97,823
Acquired lease intangible liabilities, net	136,661	147,473
Tenant security deposits	90,050	90,698
Tenant prepaid rents	88,822	90,576
Liabilities associated with real estate held for sale	234	—
Total Liabilities	3,911,111	3,922,239
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2025 and December 31, 2024 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at March 31, 2025 and December 31, 2024 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 236,170,854 and 225,285,011 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2,362	2,253
Additional paid-in capital	9,116,069	8,601,276
Cumulative distributions in excess of earnings	(474,550)	(441,881)
Accumulated other comprehensive income	3,582	6,746
Total stockholders’ equity	8,803,139	8,324,070
Noncontrolling interests	371,607	401,909
Total Equity	9,174,746	8,725,979
Total Liabilities and Equity	$13,085,857	$12,648,218
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Rental income	$248,821	$210,990
Management and leasing services	142	132
Interest income	3,324	2,974
TOTAL REVENUES	252,287	214,096
OPERATING EXPENSES
Property expenses	55,261	47,482
General and administrative	19,868	19,980
Depreciation and amortization	86,740	66,278
TOTAL OPERATING EXPENSES	161,869	133,740
OTHER EXPENSES
Other expenses	2,239	1,408
Interest expense	27,288	14,671
TOTAL EXPENSES	191,396	149,819
Gains on sale of real estate	13,157	—
NET INCOME	74,048	64,277
Less: net income attributable to noncontrolling interests	(2,849)	(2,906)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	71,199	61,371
Less: preferred stock dividends	(2,314)	(2,314)
Less: earnings allocated to participating securities	(539)	(418)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$68,346	$58,639
Net income attributable to common stockholders per share - basic	$0.30	$0.27
Net income attributable to common stockholders per share - diluted	$0.30	$0.27
Weighted average shares of common stock outstanding - basic	227,395,984	214,401,661
Weighted average shares of common stock outstanding - diluted	227,395,984	214,437,913

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$74,048	$64,277
Other comprehensive (loss) income: cash flow hedge adjustments	(3,285)	6,979
Comprehensive income	70,763	71,256
Less: Comprehensive income attributable to noncontrolling interests	(2,728)	(3,135)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$68,035	$68,121

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$155,676	225,285,011	$2,253	$8,601,276	$(441,881)	$6,746	$8,324,070	$401,909	$8,725,979
Issuance of common stock	—	9,776,768	97	478,475	—	—	478,572	—	478,572
Offering costs	—	—	—	(974)	—	—	(974)	—	(974)
Share-based compensation	—	255,047	3	1,848	—	—	1,851	8,171	10,022
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(40,496)	—	(1,636)	—	—	(1,636)	—	(1,636)
Conversion of OP Units to common stock	—	894,524	9	37,080	—	—	37,089	(37,089)	—
Net income	2,314	—	—	—	68,885	—	71,199	2,849	74,048
Other comprehensive loss	—	—	—	—	—	(3,164)	(3,164)	(121)	(3,285)
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(381)	(381)
Common stock dividends ($0.43 per common share)	—	—	—	—	(101,554)	—	(101,554)	—	(101,554)
Common unit distributions	—	—	—	—	—	—	—	(3,731)	(3,731)
Balance at March 31, 2025	$155,676	236,170,854	$2,362	$9,116,069	$(474,550)	$3,582	$8,803,139	$371,607	$9,174,746

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,048	$64,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,740	66,278
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(9,186)	(7,591)
Amortization of debt issuance costs	1,134	1,011
Amortization of discount/(premium) on notes payable, net	1,560	293
Accretion of net loan origination fees and costs	(115)	(115)
Gains on sale of real estate	(13,157)	—
Share-based compensation	9,699	9,088
Straight-line rent	(5,517)	(7,368)
Amortization related to termination/settlement of interest rate derivatives	77	138
Change in working capital components:
Rents and other receivables	(1,853)	(402)
Deferred leasing costs	(5,455)	(5,331)
Other assets	5,962	4,556
Accounts payable, accrued expenses and other liabilities	9,939	21,093
Tenant security deposits	(648)	(1,432)
Tenant prepaid rents	(677)	(10,739)
Net cash provided by operating activities	152,551	133,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	—	(1,068,031)
Capital expenditures	(79,148)	(79,901)
Payments for deposits on real estate acquisitions	—	(5,850)
Proceeds from sale of real estate	50,105	—
Net cash used in investing activities	(29,043)	(1,153,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	477,598	290,116
Proceeds from borrowings	—	1,129,875
Repayment of borrowings	(239)	(3,937)
Payment of debt issuance costs	—	(3,679)
Dividends paid to preferred stockholders	(2,314)	(2,314)
Dividends paid to common stockholders	(94,056)	(80,692)
Distributions paid to common unitholders	(3,767)	(3,041)
Distributions paid to preferred unitholders	(381)	(797)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,636)	(1,989)
Net cash provided by financing activities	375,205	1,323,542
Increase in cash, cash equivalents and restricted cash	498,713	303,516
Cash, cash equivalents and restricted cash, beginning of period	55,971	33,444
Cash, cash equivalents and restricted cash, end of period	$554,684	$336,960

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $8,230 and $7,926 for the three months ended March 31, 2025 and 2024, respectively)	$35,095	$11,049
Supplemental disclosure of noncash transactions:
Accrual for capital expenditures	$48,549	$54,239
Accrual of dividends and distributions	$105,285	$94,356
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of March 31, 2025, our consolidated portfolio consisted of 424 properties with approximately 51.0 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2025 and December 31, 2024, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and the notes thereto.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following tables provides a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2025 and 2024 (in thousands):

	As of January 1,
	2025	2024
Cash and cash equivalents	$55,971	$33,444
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$55,971	$33,444

	As of March 31,
	2025	2024
Cash and cash equivalents	$504,579	$336,960
Restricted cash	50,105	—
Cash, cash equivalents and restricted cash, end of period	$554,684	$336,960
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
We capitalized interest costs of $8.2 million and $7.9 million during the three months ended March 31, 2025 and 2024, respectively. We capitalized real estate taxes and insurance costs aggregating $1.9 million and $2.4 million during the three months ended March 31, 2025 and 2024, respectively. We capitalized compensation costs for employees who provide construction services of $3.5 million and $3.2 million during the three months ended March 31, 2025 and 2024, respectively.
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
As discussed above in “—Investments in Real Estate—Acquisitions,” in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an acquired lease intangible asset or liability and amortized to “rental income” over the remaining term of the related leases.
Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate that a change in the useful life has occurred, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (”ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell.
As of March 31, 2025, we had one property classified as held for sale. As of December 31, 2024, we did not have any properties classified as held for sale. See “Note 3 – Investment in Real Estate” and “Note 16 – Subsequent Events” for additional details.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three months ended March 31, 2025 and 2024, there were no impairment charges recorded to the carrying value of our properties.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of March 31, 2025 and December 31, 2024, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2025 and 2024.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2025, and December 31, 2024, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $2.3 million and $1.7 million as a net reduction adjustment to rental income for the three months ended March 31, 2025 and 2024, respectively, in the consolidated statements of operations.
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
3.    Investments in Real Estate
Dispositions
The following table summarizes information related to the property that was sold during the three months ended March 31, 2025. We did not sell any properties during the three months ended March 31, 2024.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
1055 Sandhill Avenue	Los Angeles - South Bay	3/28/2025	127,775	$52,450	$13,157
Total			127,775	$52,450	$13,157
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.

Real Estate Held for Sale
As of March 31, 2025, our property located at 20 Icon in Lake Forest, California was classified as held for sale. As of December 31, 2024, we did not have any properties classified as held for sale.
The following table summarizes the major classes of assets and liabilities associated with real estate property classified as held for sale as of March 31, 2025 (dollars in thousands).

March 31, 2025
Land	$12,576
Building and improvements	8,429
Tenant improvements	1,331
Real estate held for sale	22,336
Accumulated depreciation	(4,349)
Real estate held for sale, net	17,987
Other assets associated with real estate held for sale	399
Total assets associated with real estate held for sale, net	$18,386

Other liabilities associated with real estate held for sale	234
Total liabilities associated with real estate held for sale	$234
Subsequent to March 31, 2025, we completed the sale of 20 Icon. See “Note 16 – Subsequent Events” for details.

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	March 31, 2025	December 31, 2024
Acquired Lease Intangible Assets:
In-place lease intangibles	$404,322	$411,567
Accumulated amortization	(261,397)	(252,147)
In-place lease intangibles, net	$142,925	$159,420

Above-market tenant leases	$50,691	$51,225
Accumulated amortization	(23,648)	(21,695)
Above-market tenant leases, net	$27,043	$29,530

Below-market ground lease	$12,976	$12,976
Accumulated amortization	(500)	(459)
Below-market ground lease, net	$12,476	$12,517
Acquired lease intangible assets, net	$182,444	$201,467

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(275,206)	$(280,840)
Accumulated amortization	138,545	133,367
Below-market tenant leases, net	$(136,661)	$(147,473)
Acquired lease intangible liabilities, net	$(136,661)	$(147,473)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
In-place lease intangibles(1)	$16,497	$9,148
Net below-market tenant leases(2)	$(8,326)	$(6,722)
Below-market ground leases(3)	$41	$41
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

5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future. As of March 31, 2025, the borrower was current on monthly interest payments.
As of March 31, 2025, the carrying value of the loan receivable was $123.4 million, which reflects $1.6 million of unamortized origination fees/costs. As of December 31, 2024, the carrying value of the loan receivable was $123.2 million, which reflects $1.8 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of March 31, 2025 and December 31, 2024.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	5.235%	(3)	5/26/2026	(4)
$400M Term Loan	400,000	400,000	S+0.800%	(2)	4.872%	(5)	7/18/2025	(4)
$100M Senior Notes	100,000	100,000	n/a		4.290%		8/6/2025
$575M Exchangeable Senior Notes due 2027	575,000	575,000	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.800%	(2)	3.717%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	575,000	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,275,000	$3,275,000

Secured Debt:
$60M Term Loan(7)	60,000	60,000	S+1.250%		5.060%	(7)	10/27/2025	(7)
701-751 Kingshill Place(8)	6,818	6,852	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(8)	14,115	14,213	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(8)	3,751	3,772	n/a		4.260%		7/1/2028
Gilbert/La Palma(8)	1,485	1,538	n/a		5.125%		3/1/2031
7817 Woodley Avenue(8)	2,714	2,747	n/a		4.140%		8/1/2039
Total Secured Debt	$104,383	$104,622
Total Unsecured and Secured Debt	$3,379,383	$3,379,622
Less: Unamortized premium/discount and debt issuance costs(10)	(31,323)	(33,660)
Total	$3,348,060	$3,345,962
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2025, and includes the effect of interest rate swaps that were effective as of March 31, 2025. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of March 31, 2025, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2025, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero.
(4)The unsecured revolving credit facility has two six-month extensions and the $400.0 million unsecured term loan has one remaining one-year extension available at the borrower’s option, subject to certain terms and conditions.

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
(7)The loan is secured by six properties and has two remaining one-year extensions available at the borrower’s option, subject to certain terms and conditions. Loan has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin.
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of March 31, 2025, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

April 1, 2025 - December 31, 2025	$560,734
2026	7,587
2027	1,019,078
2028	314,218
2029	600,427
Thereafter	877,339
Total	$3,379,383
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
As of March 31, 2025 and December 31, 2024, the net carrying amount of the 2027 Exchangeable Notes was $566.8 million and $565.9 million, respectively, with unamortized debt discount and issuance costs of $8.2 million and $9.1 million, respectively. As of March 31, 2025 and December 31, 2024, the net carrying amount of the 2029 Exchangeable Notes was $565.2 million and $564.6 million, respectively, with unamortized debt discount and issuance costs of $9.8 million and $10.4 million, respectively.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. For the three months ended March 31, 2025 and 2024, total interest expense on the Exchangeable Notes was $13.8 million and $0.5 million, with coupon interest of $12.2 million and $0.4 million, and amortization of debt discount and issuance costs of $1.6 million and $0.1 million, respectively.
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
In connection with the offering for each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the applicable series of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts was not probable as of March 31, 2025, we have not recognized a liability as of March 31, 2025.
Credit Agreement
As of March 31, 2025, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.0 billion unsecured revolving credit facility (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 18, 2025 and has one remaining one-year extension option available. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) Term SOFR plus the applicable margin; (ii) daily SOFR plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%) plus the applicable margin). Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and letters of credit and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade ratings.
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metric. As of March 31, 2025, the sustainability-linked pricing adjustment was zero for both the applicable margin and credit facility fee.
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

As of March 31, 2025, we did not have any borrowings outstanding under the Revolver and had $5.0 million outstanding in letters of credit that reduced our borrowing capacity, leaving $995.0 million available for future borrowings.
Debt Covenants
The Credit Agreement, $60.0 million term loan facility (the ”$60 Million Term Loan”), $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of March 31, 2025, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly financial debt covenants as of March 31, 2025.

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
    For the three months ended March 31, 2025, we recognized $240.5 million of rental income related to operating lease payments, of which $197.8 million are for fixed lease payments and $42.7 million are for variable lease payments, respectively. For the comparable three month-period ended March 31, 2024, we recognized $204.3 million of rental income related to operating lease payments, of which $167.8 million were for fixed lease payments and $36.5 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2025 (in thousands):

Twelve Months Ended March 31,
2026	$718,336
2027	621,743
2028	507,823
2029	398,652
2030	288,718
Thereafter	787,836
Total	$3,323,108
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of March 31, 2025, our office space leases have current remaining lease terms ranging from approximately one year to three years with options to renew for an additional term of three to five years each. As of March 31, 2025, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 36 years and four additional ten-year options to renew.
    As of March 31, 2025, total ROU assets and lease liabilities were approximately $7.7 million and $9.3 million, respectively. As of December 31, 2024, total ROU assets and lease liabilities were approximately $7.9 million and $9.7 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended March 31,
Lease Cost(1) (in thousands)	2025	2024
Operating lease cost	$404	$415
Variable lease cost	33	43
Sublease income	(32)	—
Total lease cost	$405	$458
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
Other Information (in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$462	$572

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term(1)	41.5 years	40.2 years
Weighted-average discount rate(2)	4.11%	4.10%
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

    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of March 31, 2025 (in thousands):

March 31, 2025
April 1, 2025 - December 31, 2025	$1,228
2026	1,748
2027	1,798
2028	542
2029	164
Thereafter	19,723
Total undiscounted lease payments	$25,203
Less imputed interest	(15,855)
Total lease liabilities	$9,348

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at March 31, 2025 and December 31, 2024 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$2,605	$4,079
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$2,601	$4,074
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$200,000	$200,000	$147	$233
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$100,000	$100,000	$78	$126
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$100,000	$100,000	$82	$132
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$67	$298
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

	Three Months Ended March 31,
	2025	2024
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(1,769)	$10,361
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$1,516	$3,382
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$27,288	$14,671
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to (i) the treasury rate lock agreements that were settled in August 2021 and March 2023 and for which amounts will continue to be reclassified over the ten-year and five-year terms of the hedged transactions and (ii) the interest rate swap that was terminated in May 2022 for which amounts were reclassified into interest expense through its original maturity date of November 2024.
As of March 31, 2025, we estimate that approximately $3.4 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2025 and December 31, 2024, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Interest rate swap asset	$5,580	$—	$5,580	$—
December 31, 2024
Interest rate swap asset	$8,942	$—	$8,942	$—

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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of March 31, 2025 and December 31, 2024 (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
March 31, 2025	$128,440	$—	$—	$128,440	$123,359
December 31, 2024	$126,948	$—	$—	$126,948	$123,244

Notes Payable at:
March 31, 2025	$3,262,167	$—	$—	$3,262,167	$3,348,060
December 31, 2024	$3,258,378	$—	$—	$3,258,378	$3,345,962
10.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, in management and leasing services revenue.
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

As of March 31, 2025, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
As of March 31, 2025, we had commitments of approximately $121.3 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of March 31, 2025, we had a $5.0 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.
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
    Concentration of Properties in Southern California
As of March 31, 2025, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
During the three months ended March 31, 2025, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Stockholders’ Equity
Preferred Stock
At March 31, 2025 and December 31, 2024, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			March 31, 2025		December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
Common Stock
ATM Programs
On February 17, 2023, we established an at-the-market equity offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “ATM program”).

In connection with the ATM program, we may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under the ATM program. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon physical settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.
During the three months ended March 31, 2025, we did not sell any shares of common stock directly through sales agents or enter into forward equity sale agreements under the ATM Program.
As of March 31, 2025, approximately $927.4 million of common stock remains available to be sold under the ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Settlement of March 2024 Forward Sale Agreement
In March 2024, we entered into a forward equity sale agreement with a financial institution acting as forward purchaser in connection with an underwritten public offering of 17,179,318 shares of common stock (the “March 2024 Forward Sale Agreement”), pursuant to which, the forward purchaser borrowed and sold an aggregate of 17,179,318 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchaser at the time of the offering. During 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 7,402,550 shares of common stock leaving a remaining 9,776,768 shares of common stock for settlement as of December 31, 2024.
During the three months ended March 31, 2025, we settled the remaining portion of the March 2024 Forward Sale Agreement by issuing the remaining 9,776,768 shares of common stock for net proceeds of $478.0 million, based on a weighted average forward price of $48.89 per share at settlement.
Stock Repurchase Program
On February 3, 2025, our board of directors authorized a stock repurchase program for up to $300.0 million of our outstanding common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of the purchase will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions. The Stock Repurchase Program expires on February 3, 2027. As of March 31, 2025, no shares had been purchased under the Stock Repurchase Program.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2025 and 2024, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2025	2024
Accumulated other comprehensive income - beginning balance	$6,746	$7,172
Other comprehensive (loss) income before reclassifications	(1,769)	10,361
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,516)	(3,382)
Net current period other comprehensive (loss) income	(3,285)	6,979
Less: other comprehensive loss (income) attributable to noncontrolling interests	121	(229)
Other comprehensive (loss) income attributable to common stockholders	(3,164)	6,750
Accumulated other comprehensive income - ending balance	$3,582	$13,922

Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and our three series of preferred units of partnership interest in the Operating Partnership (comprised of 4.43937%, 4.00% and 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “CPOP Units”)).
Series 2 CPOP Units
On March 6, 2025, we exercised our right to convert the outstanding 904,583 4.00% Cumulative Redeemable Convertible Preferred Units (the “Series 2 CPOP Units”) of partnership interest in the Operating Partnership into 1,004,084 OP Units. In connection with the conversion of the Series 2 CPOP Units, we paid the holders a prorated cash distribution of $0.3 million for the period from January 1, 2025 through March 5, 2025.
Operating Partnership Units
As of March 31, 2025, noncontrolling interests included 6,177,249 OP Units, 1,260,083 fully-vested LTIP units and 1,262,969 fully-vested performance units, and represented approximately 3.6% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the three months ended March 31, 2025, 894,524 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $37.1 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
13.    Incentive Award Plan
    Third Amended and Restated 2013 Incentive Award Plan
We maintain one share-based incentive plan, the Third Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), pursuant to which, we may make grants of restricted stock, LTIP units of partnership interest in our Operating Partnership (“LTIP Units”), performance units in our Operating Partnership (“Performance Units”), dividend equivalents and other stock based and cash awards to our non-employee directors, employees and consultants.
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
As of March 31, 2025, a total of 1,982,652 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the three months ended March 31, 2025:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2025	416,123	$56.64	451,659	$46.16
Granted	303,742	$39.01	175,732	$38.52
Forfeited	(48,695)	$55.66	—	$—
Vested(1)	(110,788)	$57.85	(163,836)	$41.09
Balance at March 31, 2025	560,382	$46.93	463,555	$45.06
(1)During the three months ended March 31, 2025, 40,496 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2025:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2025 - December 31, 2025	34,704	190,476	673,188
2026	177,271	158,459	701,025
2027	156,031	95,794	903,897
2028	117,895	11,683	—
2029	74,481	7,143	—
Total	560,382	463,555	2,278,110
(1)Represents the maximum number of Performance Units that would become earned and vested in November/December of 2025, December of 2026, and November/December of 2027, in the event that the specified maximum total shareholder return (“TSR”) and FFO per share growth hurdles are achieved at the end of the three-year performance period for awards that were initially granted in November of 2022, December of 2023, and November of 2024, respectively.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Expensed share-based compensation(1)	$9,699	$9,088
Capitalized share-based compensation(2)	323	370
Total share-based compensation	$10,022	$9,458
(1)Amounts expensed are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.
(2)For the three months ended March 31, 2025 and 2024, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of March 31, 2025, total unrecognized compensation cost related to all unvested share-based awards was $63.2 million and is expected to be recognized over a weighted average remaining period of 28 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$74,048	$64,277
Less: Preferred stock dividends	(2,314)	(2,314)
Less: Net income attributable to noncontrolling interests	(2,849)	(2,906)
Less: Net income attributable to participating securities	(539)	(418)
Net income attributable to common stockholders	$68,346	$58,639

Denominator:
Weighted average shares of common stock outstanding – basic	227,395,984	214,401,661
Effect of dilutive securities	—	36,252
Weighted average shares of common stock outstanding – diluted	227,395,984	214,437,913

Earnings per share - Basic
Net income attributable to common stockholders	$0.30	$0.27
Earnings per share - Diluted
Net income attributable to common stockholders	$0.30	$0.27
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of March 31, 2025, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three months ended March 31, 2025.

15.    Segment Reporting
We operate as one operating segment. We are engaged in the business of investing in, operating and repositioning/redeveloping industrial real estate properties located in Southern California infill markets. Our operating results depend primarily upon generating rental revenue from leasing and operating our industrial properties. As a group, our Co-Chief Executive Officers, Chief Operating Officer and Chief Financial Officer collectively act as the chief operating decision maker (the “CODM”) of the Company. Our CODM reviews financial information presented on a consolidated basis when making decisions related to assessing our operating performance and allocating resources.
Segment Profitability Measure and Total Assets
Consolidated net income, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results.
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income for the three months ended March 31, 2025 and 2024.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income (in the accompanying consolidated statements of operations) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Recoverable property expenses(1)	$46,849	$40,009
Non-recoverable property expenses(2)	8,412	7,473
Property expenses	$55,261	$47,482
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.
16.    Subsequent Events
Dispositions
On April 3, 2025, we completed the sale of the property located at 20 Icon in Lake Forest, California for a gross sale price of $50.9 million.
Dividends and Distributions Declared
On April 14, 2025, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.43	June 30, 2025	July 15, 2025
OP Units	$0.43	June 30, 2025	July 15, 2025
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 16, 2025	June 30, 2025
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 16, 2025	June 30, 2025
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 16, 2025	June 30, 2025

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
•risks associated with redevelopment and repositioning activities, including the possibility that costs may exceed original estimates, the time to complete a project or to lease up the completed project may be greater than originally anticipated or changes in entitlements or laws may impact or prevent execution of intended projects, including without limitation, California Assembly Bill 98;
•potential natural disasters such as earthquakes, wildfires or floods;
•the consequence of any future security alerts and/or terrorist attacks;
•national, international, regional and local economic conditions, including impacts and uncertainty from trade disputes and tariffs on goods imported to the United States and goods exported to other countries;
•the general level of interest rates;
•potential impacts of inflation;
•potential changes in or interpretation and enforcement of the law, governmental regulations or executive orders that affect us and interpretations of those laws, regulations and executive orders, including changes in real estate and zoning or REIT tax laws, potential increases in real property tax rates and other matters related to operating our business;
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
•our ability to maintain our current investment grade ratings by Fitch Ratings (“Fitch”), Moody’s Investors Services (“Moody’s”) or from Standard and Poor’s Ratings Services (“S&P”);
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
    Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, redevelop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. From time to time we also sell assets as part of our capital allocation strategy. We are organized and conduct our operations to qualify as a REIT under the Code and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of March 31, 2025, our consolidated portfolio consisted of 424 properties with approximately 51.0 million rentable square feet.
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
2025 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 16.6% to $68.3 million for the three months ended March 31, 2025, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 14.1% to $141.0 million for the three months ended March 31, 2025, compared to the prior year.
•Net operating income (NOI)(1) increased by 18.4% to $193.6 million for the three months ended March 31, 2025, compared to the prior year.
•Total portfolio occupancy at March 31, 2025 was 89.6%.
•Same Property Portfolio(2) average occupancy for the three months ended March 31, 2025 was 95.9% and ending occupancy at March 31, 2025 was 95.7%.
•Executed a total of 138 new and renewal leases with a combined 2.4 million rentable square feet, with leasing spreads of 23.8% on a GAAP basis and 14.7% on a cash basis.
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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 2 of this Form 10-Q.

Dispositions
•During the first quarter of 2025, we sold one property with 127,775 rentable square feet for a gross sale price of $52.5 million and recognized $13.2 million in gains on sale of real estate.
•Subsequent to the first quarter of 2025, we sold one property with 102,299 rentable square feet for a gross sale price of $50.9 million.
Repositioning & Redevelopment
•During the first quarter of 2025, we stabilized five of our repositioning projects located at 4039 Calle Platino, 29120 Commerce Center Drive, East 27th Street, 122-125 North Vinedo Avenue and 29125 Avenue Paine, which have a combined 560,255 square feet. We also leased our 139,449 square foot redevelopment property located at 1901Via Burton which will stabilize in the second quarter of 2025 upon lease commencement.
•During the first quarter of 2025, we also completed construction of nine of our repositioning/redevelopment properties with a combined 911,139 square feet that are now classified in the lease-up stage.
Equity
•During the first quarter of 2025, we settled the remaining portion of the forward equity sale agreement related to our March 2024 underwritten public offering by issuing 9,776,768 shares of common stock for net proceeds of $478.0 million, based on a weighted average forward price of $48.89 per share at settlement.
Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long-term due to high land and redevelopment costs, regulatory hurdles with restrictive development constraints and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. While we believe that our infill Southern California industrial property markets have demonstrated resiliency related to occupancy and rental rates in the context of key market drivers over the last several years, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including recent changes in trade policy and the introduction of new tariffs, an uncertain interest rate environment, persistent inflation and global geopolitical unrest. According to third-party market data, market rent growth within our infill Southern California markets has decreased approximately 18% since market rents peaked in mid-2023, after an increase of approximately 80%, on average, through the pandemic years of 2020 through 2022. In comparison, market rent growth for the Company’s portfolio has decreased approximately 14% since market rents peaked in mid-2023.
The quality of tenant demand through the first quarter of 2025 is demonstrated through the Company’s leasing spreads and leasing volume (see “—Leasing Activity and Rental Rates” below). Renewal activity remained healthy and overall absorption was positive, reflecting the continued stability and demand across our tenant base. While activity levels remained healthy through the first quarter of 2025 relative to the second half of 2024, we recognize that the substantial escalation in international tariffs driving increased market volatility occurring subsequent to the end of the quarter may influence tenant demand going forward.
Tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace, food and beverage, construction and logistics, e-commerce, among other sectors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our diverse tenant base and attract incremental ecommerce-oriented and traditional distribution demand over the long-term.

General Market Conditions
We believe our portfolio’s leasing performance during the first quarter of 2025 has generally outpaced that of the infill markets within which we operate. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, comprised of smaller space sizes averaging 26,000 square feet located entirely within last-mile, infill Southern California locations is well positioned to serve regional consumption and may be less susceptible to changes in global trade flows as compared to large warehouses located within non-infill submarkets. We also believe the quality and entrepreneurial approach demonstrated by our vertically-integrated team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets where we believe competing properties are generally otherwise owned by more passive, less-focused real estate owners.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased quarter-over-quarter to 4.6% and average asking lease rates declined quarter-over-quarter. New development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, average asking lease rates decreased quarter-over-quarter and vacancy increased quarter-over-quarter to 3.9%. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased quarter-over-quarter to 4.7% and average taking lease rates in the market decreased slightly quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy increased quarter-over-quarter and average asking lease rates declined quarter-over-quarter.
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
A repositioning can provide a range of property improvements. This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property improvements, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements, in each case designed to improve the cash flow and value of the property.
We have a number of significant repositioning properties, which are individually presented in the tables below. A repositioning property that is considered significant is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements, the cost to complete repositioning work and lease-up is estimated to be greater than $2 million and the repositioning and lease-up time frame is estimated to be greater than six months. We also have a range of other spaces in repositioning, that due to their smaller size, relative scope, projected repositioning costs or relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial (and which we refer to as “other repositioning projects”).
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
As of March 31, 2025, 14 of our properties were under current repositioning or redevelopment and 17 of our properties were in the lease-up stage. In addition, we have a pipeline of 19 additional properties for which we anticipate beginning repositioning/redevelopment construction work over the near term. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2025 and 2024, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Repositioning/ Lease-up Rentable Square Feet(2)		Start	Completion	Total Property Leased % at 3/31/2025
Current Repositioning:
19301 Santa Fe Avenue (South Bay)	LA	LAND		2Q-2024	2Q-2025	—%
Harcourt & Susana (South Bay)	LA	33,461	(3)	2Q-2024	3Q-2025	—%
8985 Crestmar Point (Central SD)	SD	53,395		4Q-2024	3Q-2025	—%
14955 Salt Lake Avenue (SG Valley)	LA	45,930		4Q-2024	4Q-2025	—%
218 Turnbull Canyon (SG Valley)	LA	191,095		1Q-2025	4Q-2025	—%
Total Current Repositioning		323,881

Lease-up (Repositioning):
11308-11350 Penrose Street (SF Valley)(4)	LA	71,547		1Q-2023	1Q-2024	—%
14434-14527 San Pedro Street (South Bay)	LA	61,398	(5)	3Q-2023	1Q-2025	—%
1020 Bixby Drive (SG Valley)	LA	57,600		1Q-2024	3Q-2024	—%
17000 Kingsview Avenue (South Bay)	LA	95,865		1Q-2024	1Q-2025	—%
1315 Storm Parkway (South Bay)	LA	37,844		2Q-2024	4Q-2024	—%
Total Lease-up (Repositioning)		324,254

– See footnotes starting on page 42 –

				Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(6)		Start	Completion	Total Property Leased % at 3/31/2025
Current Redevelopment:
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571		3Q-2021	2Q-2025	—%
4416 Azusa Canyon Road (SG Valley)	LA	129,830		4Q-2022	2Q-2025	—%
15010 Don Julian Road (SG Valley)	LA	219,242		1Q-2023	4Q-2025	—%
21515 Western Avenue (South Bay)	LA	83,740		2Q-2023	2Q-2025	—%
17907-18001 Figueroa Street (South Bay)	LA	76,468	(7)	4Q-2023	2Q-2025	—%
14940 Proctor Road (SG Valley)	LA	160,045		4Q-2024	2Q-2026	—%
11234 Rush Street (SG Valley)	LA	103,108		4Q-2024	4Q-2026	—%
5235 Hunter Avenue (North OC)	OC	117,772		1Q-2025	3Q-2026	—%
3547-3555 Voyager Street (South Bay)	LA	67,371		1Q-2025	3Q-2026	—%
Total Current Redevelopment		1,159,147

Lease-up (Redevelopment):
9920-10020 Pioneer Blvd (Mid-Counties)	LA	163,435		4Q-2021	3Q-2024	—%
1901 Via Burton (North OC)	OC	139,449		1Q-2022	2Q-2024	100%
3233 Mission Oaks Blvd. (Ventura)(8)	VC	116,852		2Q-2022	1Q-2025	—%
8888 Balboa Avenue (Central SD)	SD	123,492		3Q-2022	4Q-2024	—%
6027 Eastern Avenue (Central LA)	LA	94,140		3Q-2022	1Q-2025	—%
2390-2444 American Way (North OC)	OC	100,483		4Q-2022	2Q-2024	48%
12118 Bloomfield Avenue (Mid-Counties)	LA	107,045		4Q-2022	1Q-2025	—%
3071 Coronado Street (North OC)(9)	OC	105,173		1Q-2023	1Q-2024	—%
19900 Plummer Street (SF Valley)	LA	79,539		3Q-2023	1Q-2025	—%
12772 San Fernando Road (SF Valley)	LA	143,529		3Q-2023	1Q-2025	—%
Rancho Pacifica - Bldg 5 (South Bay)(10)	LA	76,553		4Q-2023	1Q-2025	—%
1500 Raymond Avenue (North OC)	OC	136,218	(11)	4Q-2023	1Q-2025	—%
Total Lease-up (Redevelopment)		1,385,908

– See footnotes starting on page 42 –

Property (Submarket)	Market	Projected Rentable Square Feet	Project Type
Near-Term Potential Future Repositioning and Redevelopment:
1175 Aviation Place	LA	93,219	Reposition
24935 Avenue Kearny	LA	69,761	Reposition
7815 Van Nuys Blvd	LA	78,990	Redevelopment
1601 Mission Boulevard	LA	504,016	Reposition
425 Hacienda Boulevard	LA	44,025	Reposition
14005 Live Oak Avenue	LA	100,380	Redevelopment
15715 Arrow Highway	LA	106,278	Redevelopment
16425 Gale Avenue	LA	325,800	Redevelopment
Figueroa & Rosecrans	LA	56,700	Reposition
18455 Figueroa Street	LA	179,284	Redevelopment
3100 Fujita Street	LA	82,080	Redevelopment
3901 Via Oro Avenue	LA	74,260	Redevelopment
9000 Airport Road	LA	418,000	Redevelopment
950 West 190th Street	LA	197,000	Redevelopment
2401-2421 Glassell Street	OC	277,000	Redevelopment
600-708 Vermont Avenue	OC	263,800	Redevelopment
9455 Cabot Drive	SD	83,563	Reposition
9323 Balboa Avenue	SD	163,400	Redevelopment
3935-3949 Heritage Oak Court	VC	186,726	Reposition
Total Future Repositioning and Redevelopment		3,304,282
– See footnotes starting on page 42 –

Property Stabilized:(12)	Market	Stabilized Rentable Square Feet	Period Stabilized
4039 Calle Platino (North County SD)	SD	73,807	1Q-2025
29120 Commerce Center Drive (SF Valley)	LA	135,258	1Q-2025
East 27th Street (Central LA)	LA	126,563	1Q-2025
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520	1Q-2025
29125 Avenue Paine (SF Valley)	LA	176,107	1Q-2025
Total 2025 Stabilized		560,255

9755 Distribution Avenue (Central SD)	SD	24,071	1Q-2024
8902-8940 Activity Road (Central SD)	SD	13,950	1Q-2024
444 Quay Avenue (South Bay)	LA	29,760	2Q-2024
263-321 Gardena Blvd (South Bay)	LA	55,238	2Q-2024
20851 Currier Road (SG Valley)	LA	59,412	3Q-2024
17311 Nichols Lane (West OC)	OC	104,182	3Q-2024
12752-12822 Monarch St. (West OC)	OC	163,864	3Q-2024
500 Dupont Avenue (IE - West)	SB	274,885	4Q-2024
2880 Ana Street (South Bay)	LA	LAND	4Q-2024
12907 Imperial Highway (Mid-Counties)	LA	101,080	4Q-2024
Total 2024 Stabilized		826,442

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
(2)“Repositioning/Lease-up Rentable Square Feet” is the actual rentable square footage that is subject to repositioning at the property/buildings, and may be less than the total rentable square footage of the entire property or particular building(s) under repositioning.
(3)Harcourt & Susana is a low coverage site with 33,461 rentable square feet of buildings on 239,364 square feet, or 5.5 acres, of land.
(4)As of March 31, 2025, 11308-11350 Penrose Street is considered stabilized, as it reached one year from the date of completion of construction work, but remains in Lease-Up (Repositioning) for presentation purposes, as the property has not yet achieved 90% occupancy.
(5)14434-14527 San Pedro Street is a low coverage site with 61,398 rentable square feet of buildings on 335,905 square feet, or 7.7 acres, of land.
(6)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(7)17907-18001 Figueroa Street will be a low coverage site with 76,468 rentable square feet of buildings on 221,055 square feet, or 5.1 acres, of land.
(8)As of March 31, 2025, 3233 Mission Oaks Boulevard comprised 409,217 rentable square feet which were not redeveloped. We constructed one new building comprising 116,852 rentable square feet. We also performed site work across the entire project. The total project now contains 526,069 rentable square feet.
(9)As of March 31, 2025, 3071 Coronado Street is considered stabilized, as it reached one year from the date of completion of construction work, but remains in Lease-Up (Redevelopment) for presentation purposes, as the property has not yet achieved 90% occupancy.
(10)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and constructed a new building comprising approximately 76,553 rentable square feet in its place.

(11)1500 Raymond Avenue contains one acre of excess paved land.
(12)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $8.2 million of interest expense and $1.9 million of insurance and real estate tax expenses during the three months ended March 31, 2025, respectively, related to our repositioning and redevelopment projects.
Construction Costs and Timing
Currently proposed trade and other political policies may lead to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, has the potential to increase budgeted and actual construction costs and may cause delays in starting and completing certain redevelopment projects. Additional increases in costs, further delays or declining market rents could result in a lower expected yield on our redevelopment projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of March 31, 2025, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 89.6% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 95.1% occupied. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of March 31, 2025, 14 of our properties with a combined 1.5 million of estimated rentable square feet at completion are under current repositioning or redevelopment, 17 properties with a combined 1.7 million of rentable square feet are in lease-up, and we have a near-term pipeline of 19 repositioning and redevelopment projects with a combined 3.3 million of estimated rentable square feet at completion. Additionally, we have 0.7 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 5.8% of our total consolidated portfolio square footage as of March 31, 2025. Including vacant space at these properties, our weighted average occupancy rate as of March 31, 2025 in our Los Angeles, Orange County and San Bernardino markets was 88.0%, 88.4% and 95.9%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of March 31, 2025, in these markets was 94.1%, 98.5% and 97.5%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. Although there has been a post-COVID normalization of market rates and vacancy over the past two years, the Los Angeles, Orange County, San Bernardino, San Diego and Ventura markets are well-positioned for the long-term due to fundamental demand drivers and barriers for new supply. Although we cannot predict how our markets may perform in future periods, we believe that general market conditions will continue to offer the long-term opportunity to increase occupancy and rental rates at our properties which will be an important driver of future revenue growth.

Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2025:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2025	54	882,403	4.6	$20.05	3.2%	(5.4)%

	Renewal Leases						Expired Leases		Retention %(7)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(5)	Cash Leasing Spreads(3)(5)	Number of Leases	Rentable Square Feet(6)	Rentable Square Feet
Q1-2025	84	1,511,946	4.1	$16.31	29.4%	20.2%	165	3,102,514	67.8%
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
(4)The net effective and cash re-leasing spreads for new leases executed during the three months ended March 31, 2025, exclude 23 leases aggregating 602,962 rentable square feet for which there was no comparable lease data. Of these 23 excluded leases, 10 leases aggregating 508,109 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months.
(5)The net effective and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2025, exclude one lease for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(6)Includes leases totaling 833,218 rentable square feet that expired during the three months ended March 31, 2025, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
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
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of March 31, 2025, we have 14 current repositioning/redevelopment projects with estimated construction completion periods ranging from the second quarter of 2025 through the fourth quarter of 2026. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2025, for each of the 10 full and partial calendar years beginning with 2025 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	2,330,663	4.6%	$—	—%	$—
Repositioning/Redevelopment(6)	—	2,943,511	5.8%	—	—%	$—
MTM Tenants	8	214,625	0.4%	3,802	0.5%	$17.71
Remainder of 2025	275	5,287,862	10.4%	87,713	11.3%	$16.59
2026	420	8,900,867	17.5%	132,871	17.1%	$14.93
2027	329	7,365,045	14.5%	126,833	16.4%	$17.22
2028	224	6,650,459	13.0%	124,546	16.1%	$18.73
2029	162	5,014,710	9.8%	91,889	11.8%	$18.32
2030	96	4,450,930	8.7%	67,930	8.8%	$15.26
2031	28	3,821,152	7.5%	56,665	7.3%	$14.83
2032	21	1,258,123	2.5%	26,152	3.4%	$20.79
2033	9	296,735	0.6%	5,763	0.7%	$19.42
2034	5	199,139	0.4%	4,345	0.6%	$21.82
Thereafter	36	2,218,316	4.3%	46,579	6.0%	$21.00
Total Consolidated Portfolio	1,613	50,952,137	100.0%	$775,088	100.0%	$16.97
(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2025, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of March 31, 2025.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of March 31, 2025.
(5)Represents vacant space (not under repositioning/redevelopment) as of March 31, 2025. Includes leases aggregating 192,677 rentable square feet that had been signed but had not yet commenced as of March 31, 2025.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”), redevelopment or lease-up as of March 31, 2025. Includes leases aggregating 177,341 rentable square feet that had been signed but had not yet commenced as of March 31, 2025.
As of March 31, 2025, in addition to 2.3 million rentable square feet of currently available space in our portfolio and approximately 2.9 million rentable square feet of vacant space under current repositioning/redevelopment, leases representing 10.4% and 17.5% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2025 and 2026, respectively. During the three months ended March 31, 2025, we renewed 84 leases for 1.5 million rentable square feet, resulting in a retention rate of 67.8%. During the three months ended March 31, 2025, new and renewal leases had a weighted average term of 4.6 and 4.1, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2025 and 2026 represent approximately 11.3% and 17.1%, respectively, of the total annualized base rent for our portfolio as of March 31, 2025. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2025 and 2026 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.

As described under “—Market and Portfolio Fundamentals” above, while market indicators, including changes in vacancy rates and average asking lease rates, varied by market and showed signs of a post-pandemic normalizing of tenant demand, overall there was continued relative low market vacancy and supply and demand imbalance across our submarkets, which continues to support favorable long-term market fundamentals.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, trade policy, high or persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
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
Taxable REIT Subsidiary
As of March 31, 2025, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2025 and 2024. Additionally, the taxable REIT subsidiary had minimal activity during these periods.
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
In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.

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
For the three months ended March 31, 2025 and 2024, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2024 through March 31, 2025, and that were stabilized prior to January 1, 2024, which consisted of buildings aggregating approximately 38.4 million rentable square feet at 292 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2024 through March 31, 2025, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2024 or 2025, management and leasing services revenue, interest income, interest expense and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 56 properties aggregating approximately 4.6 million rentable square feet that were purchased between January 1, 2024 and March 31, 2025, and the six properties aggregating approximately 0.3 million rentable square feet that were sold between January 1, 2024 and March 31, 2025.
At March 31, 2025 and March 31, 2024, our Same Property Portfolio occupancy was approximately 95.7% and 96.6%, respectively. For the three months ended March 31, 2025 and 2024, our Same Property Portfolio weighted average occupancy was approximately 95.9% and 96.9%, respectively.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
	2025	2024		Change	2025	2024		Change
REVENUES
Rental income	$190,259	$188,059	$2,200	1.2%	$248,821	$210,990	$37,831	17.9%
Management and leasing services	—	—	—	—%	142	132	10	7.6%
Interest income	—	—	—	—%	3,324	2,974	350	11.8%
TOTAL REVENUES	190,259	188,059	2,200	1.2%	252,287	214,096	38,191	17.8%
OPERATING EXPENSES
Property expenses	41,822	40,597	1,225	3.0%	55,261	47,482	7,779	16.4%
General and administrative	—	—	—	—%	19,868	19,980	(112)	(0.6)%
Depreciation and amortization	56,400	51,423	4,977	9.7%	86,740	66,278	20,462	30.9%
TOTAL OPERATING EXPENSES	98,222	92,020	6,202	6.7%	161,869	133,740	28,129	21.0%
OTHER EXPENSES
Other expenses	—	—	—	—%	2,239	1,408	831	59.0%
Interest expense	—	—	—	—%	27,288	14,671	12,617	86.0%
TOTAL EXPENSES	98,222	92,020	6,202	6.7%	191,396	149,819	41,577	27.8%
Gains on sale of real estate	—	—	—	—%	13,157	—	13,157	—%
NET INCOME	$92,037	$96,039	$(4,002)	(4.2)%	$74,048	$64,277	$9,771	15.2%

Rental Income
In the following table, we present the components of rental income for the three months ended March 31, 2025 and March 31, 2024, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
Category	2025	2024		Change	2025	2024		Change
Rental revenue(1)	$157,419	$155,856	$1,563	1.0%	$206,091	$174,494	$31,597	18.1%
Tenant reimbursements(2)	32,087	31,514	573	1.8%	41,856	35,650	6,206	17.4%
Other income(3)	753	689	64	9.3%	874	846	28	3.3%
Rental income	$190,259	$188,059	$2,200	1.2%	$248,821	$210,990	$37,831	17.9%
Our Same Property Portfolio and Total Portfolio rental income increased by $2.2 million, or 1.2%, and $37.8 million, or 17.9%, respectively, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $1.6 million, or 1.0%, and $31.6 million, or 18.1%, respectively, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, partially offset by a decrease of $1.6 million in amortization of net below-market lease intangibles, an increase of $0.9 million in bad debt reserves/write-offs for tenant receivables not deemed probable of collection, and a decrease in average occupancy rates. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 56 properties we acquired between January 1, 2024 and March 31, 2025, and net lease termination income of $8.9 million for the three months ended March 31, 2025, which includes lump-sum lease termination fees and write-offs of deferred rent receivables and below-market lease intangibles associated with the lease terminations.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $0.6 million, or 1.8%, and our Total Portfolio tenant reimbursements revenue increased by $6.2 million, or 17.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses and higher billings for other reimbursable expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 56 properties we acquired between January 1, 2024 and March 31, 2025.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.1 million, or 9.3%, and $28 thousand, or 3.3%, respectively, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in fees charged for legal fee reimbursement and late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue increased by $10 thousand, or 7.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Interest Income
Interest income increased by $0.4 million, or 11.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $1.2 million, or 3.0%, and $7.8 million, or 16.4%, respectively, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, utility expenses, insurance expenses and repairs and maintenance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 56 properties we acquired between January 1, 2024 and March 31, 2025.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $0.1 million, or 0.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in overall employee compensation costs.
Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense increased by $5.0 million, or 9.7%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $4.0 million write-off of acquisition-related in-place-lease costs resulting from an early lease termination, an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2024, and an increase in amortization of deferred leasing costs, including a $0.6 million write-off of deferred leasing costs resulting from an early lease termination, partially offset by decrease in depreciation expense due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2024. Our Total Portfolio depreciation and amortization expense increased by $20.5 million, or 30.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the incremental expense from the 56 properties we acquired between January 1, 2024 and March 31, 2025.
Other Expenses
Our Total Portfolio other expenses increased by $0.8 million from $1.4 million for the three months ended March 31, 2024 to $2.2 million for three months ended March 31, 2025, primarily due to $1.5 million of severance costs associated with a workforce reduction, partially offset by a $0.6 million decrease in construction demolition costs.
Interest Expense
Our Total Portfolio interest expense increased by $12.6 million, or 86.0%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $13.2 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024, partially offset by a $0.3 million decrease due to an increase in capitalized interest related to repositioning and redevelopment activity.
Gains on Sale of Real Estate
During the three months ended March 31, 2025, we recognized gains on sale of real estate of $13.2 million from the disposition of one property that was sold for a gross sales price of $52.5 million. During the three months ended March 31, 2024, we did not complete any property dispositions.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$74,048	$64,277
Adjustments:
Depreciation and amortization	86,740	66,278
Gains on sale of real estate	(13,157)	—
Funds From Operations (FFO)	$147,631	$130,555
Adjustments:
Acquisition expenses	79	50
Amortization of loss on termination of interest rate swaps	—	59
Non-capitalizable demolition costs	365	998
Severance costs associated with workforce reduction	1,483	—
Core FFO	$149,558	$131,662
Less: preferred stock dividends	(2,314)	(2,314)
Less: Core FFO attributable to noncontrolling interests(1)	(5,461)	(5,226)
Less: Core FFO attributable to participating securities(2)	(760)	(575)
Company share of Core FFO	$141,023	$123,547
(1)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units, Series 2 CPOP Units and Series 3 CPOP Units. On April 10, 2024, we exercised our conversion right to convert all 593,960 Series 1 preferred units into OP Units. On March 6, 2025, we exercised our conversion right to convert all remaining 904,583 Series 2 preferred units into OP Units.
(2)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income	$248,821	$210,990
Less: Property expenses	55,261	47,482
Net Operating Income	$193,560	$163,508
Above/(below) market lease revenue adjustments	(9,186)	(7,591)
Straight line rental revenue adjustment	(5,517)	(7,368)
Cash Net Operating Income	$178,857	$148,549

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$74,048	$64,277
Adjustments:
General and administrative	19,868	19,980
Depreciation and amortization	86,740	66,278
Other expenses	2,239	1,408
Interest expense	27,288	14,671
Management and leasing services	(142)	(132)
Interest income	(3,324)	(2,974)
Gains on sale of real estate	(13,157)	—
Net Operating Income	$193,560	$163,508
Above/(below) market lease revenue adjustments	(9,186)	(7,591)
Straight line rental revenue adjustment	(5,517)	(7,368)
Cash Net Operating Income	$178,857	$148,549
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$74,048	$64,277
Interest expense	27,288	14,671
Depreciation and amortization	86,740	66,278
Gains on sale of real estate	(13,157)	—
EBITDAre	$174,919	$145,226

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At March 31, 2025, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of March 31, 2025, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.4 billion, with $567.7 million due within 12 months (including the $400 million unsecured term loan facility maturing on July 18, 2025, which can be extended for one remaining one-year term at our option, the $100 million unsecured senior notes maturing on August 6, 2025 and the $60.0 million term loan facility maturing on October 27, 2025, which can be extended for two remaining one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $389.6 million, of which $113.6 million is due within 12 months;
•Commitments of $121.3 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $25.2 million, of which $1.7 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.

As of March 31, 2025, our cash and cash equivalents were $504.6 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $995.0 million available for future borrowings after giving effect to the $5.0 million letter of credit that was issued under the unsecured revolving credit facility.
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
In connection with our ATM program, we may sell shares of our common stock directly through sales agents or we may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under ATM program. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon physical settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.
During the three months ended March 31, 2025, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the 2023 ATM Program.
As of March 31, 2025, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
March 2024 Forward Equity Offering — In March 2024, we entered into a forward equity sale agreement with a financial institution acting as forward purchaser in connection with an underwritten public offering of 17,179,318 shares of common stock (the “March 2024 Forward Sale Agreement”), pursuant to which, the forward purchaser borrowed and sold an aggregate of 17,179,318 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchaser at the time of the offering. During 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 7,402,550 shares of common stock, leaving a remaining 9,776,768 shares of common stock for settlement as of December 31, 2024.
During the three months ended March 31, 2025, we settled the remaining portion of the March 2024 Forward Sale Agreement by issuing the remaining 9,776,768 shares of common stock for net proceeds of $478.0 million, based on a weighted average forward price of $48.89 per share at settlement.

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
During the three months ended March 31, 2025, we completed the sale of one property for an gross sales price of $52.5 million and net cash proceeds of $50.1 million. Subsequent to the first quarter of 2025, we sold one property for a gross sale price of $50.9 million and net cash proceeds of $49.2 million. Cash proceeds from the sale of these properties are classified as restricted cash and are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under 1031 Exchange. However, we may or may not find replacement properties that meet our investment criteria within the 180 day 1031 Exchange period.
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
Investment Grade Rating
Our credit ratings at March 31, 2025, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”), $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at March 31, 2025, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of March 31, 2025, under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.0 billion (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $800.0 million, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
The Revolver is scheduled to mature on May 26, 2026 and has two six-month extension options available. The $400 Million Term Loan is scheduled to mature on July 18, 2025 and has one remaining one-year extension option available. The $300 Million Term Loan matures on May 26, 2027.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either (i) 1-month SOFR (“Term SOFR”) plus the applicable margin; (ii) daily Secured Overnight Financing Rate (“SOFR”) plus the applicable margin or (iii) the applicable base rate (which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) one percent (1.00%) plus the applicable margin). Additionally, Term SOFR and daily SOFR will be increased by a 0.10% SOFR adjustment. The applicable margin for the Term Facility ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and letters of credit and 0.00% to 0.40% per annum for base rate loans, depending on our leverage ratio and investment grade ratings. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade rating.
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metric. As of March 31, 2025, the sustainability-linked pricing adjustment was zero for both the applicable margin and the credit facility fee.
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
Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, as of the filing date of this Quarterly Report on Form 10-Q, we did not acquire any properties. However, we are actively monitoring a volume of properties in our markets that we believe represent attractive potential investment opportunities to continue to grow our business. As of the filing date of this Quarterly Report, we have no acquisitions under contract or accepted offer. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our future acquisitions through restricted cash currently being held at qualified intermediaries, available cash on hand, cash flows from operations, borrowings available under the Revolver, recycling capital through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. As discussed above under — Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties, as of March 31, 2025, 31 of our properties were under current repositioning/redevelopment or lease-up. We currently estimate that approximately $163.5 million of capital will be required over the next few years to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services (including as a result of trade disputes and tariffs) and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2025
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$43,361	29,600,513	$1.46
Recurring Capital Expenditures(5)	1,311	51,075,653	$0.03
Total Capital Expenditures	$44,672
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
On April 14, 2025, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.43	June 30, 2025	July 15, 2025
OP Units	$0.43	June 30, 2025	July 15, 2025
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 16, 2025	June 30, 2025
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 16, 2025	June 30, 2025
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 16, 2025	June 30, 2025
Stock Repurchase Program
On February 3, 2025, our board of directors authorized a stock repurchase program for up to $300.0 million of our outstanding common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of the purchase will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions. The Stock Repurchase Program expires on February 3, 2027. As of March 31, 2025, no shares had been purchased under the Stock Repurchase Program.

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2025:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/26/2026	(3)	S+0.725%	(4)	5.235%	(5)	$—
$400M Term Loan	7/18/2025	(3)	S+0.800%	(4)	4.872%	(6)	400,000
$100M Senior Notes	8/6/2025		n/a		4.290%		100,000
$575M Exchangeable Senior Notes due 2027(7)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.800%	(4)	3.717%	(8)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(7)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,275,000

Secured Debt:
$60M Term Loan(9)	10/27/2025	(9)	S+1.250%	(9)	5.060%		$60,000
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,818
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		14,115
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,751
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,485
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,714
Total Secured Debt							$104,383
Total Consolidated Debt					3.835%		$3,379,383
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2025, and includes the effect of interest rate swaps that were effective as of March 31, 2025. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $31.3 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2025.
(3)The Revolver has two six-month extensions and the $400 Million Term Loan has one remaining one-year extension available at the borrower’s option, subject to certain terms and conditions.
(4)As of March 31, 2025, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (in each case increased by a 0.10% SOFR adjustment), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2025, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero. The effective rate assumes daily SOFR of 4.410% as of March 31, 2025.

(6)As of March 31, 2025, daily SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.97231%, resulting in an all-in fixed rate of 4.87231% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(7)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(8)As of March 31, 2025, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.71725% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of March 31, 2025, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties and has two remaining one-year extensions available at the borrower’s option, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2025:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	3.3	3.835%	$3,379,383	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	1.7	4.588%	$104,383	3%
Unsecured	3.4	3.811%	$3,275,000	97%
(1)Includes the effect of interest rate swaps that were effective as of March 31, 2025. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $31.3 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2025.
(3)Fixed-rate debt includes our variable rate debts that have been effectively fixed through the use of interest rate swaps through maturity.
At March 31, 2025, we had consolidated indebtedness of $3.4 billion, reflecting a net debt to total combined market capitalization of approximately 22.8%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our required quarterly financial debt covenants as of March 31, 2025.
Cash Flows
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Cash provided by operating activities	$152,551	$133,756	$18,795
Cash used in investing activities	$(29,043)	$(1,153,782)	$1,124,739
Cash provided by financing activities	$375,205	$1,323,542	$(948,337)
Net cash provided by operating activities. Net cash provided by operating activities increased by $18.8 million to $152.6 million for the three months ended March 31, 2025, compared to $133.8 million for the three months ended March 31, 2024. The increase was primarily attributable to the incremental cash flows from property acquisitions completed during 2024 and the increase in Cash NOI from our Same Property Portfolio, partially offset by higher cash interest paid as compared to the prior year period and changes in working capital.
Net cash used in investing activities. Net cash used in investing activities decreased by $1.12 billion to $29.0 million for the three months ended March 31, 2025, compared to $1.15 billion for the three months ended March 31, 2024. The decrease was primarily attributable to a $1.07 billion decrease in cash paid for property acquisitions and a $50.1 million increase in proceeds from the sale of real estate for comparable periods.

Net cash provided by financing activities. Net cash provided by financing activities decreased by $948.3 million to $375.2 million for the three months ended March 31, 2025, compared to $1.3 billion for the three months ended March 31, 2024. The decrease was primarily attributable to a decrease of $1.1 billion in net cash proceeds from the issuance of the Exchangeable Notes in March 2024, partially offset by an increase of $187.5 million in net cash proceeds from the issuance of shares of our common stock.
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
As of March 31, 2025, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.38 billion. As of March 31, 2025, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of March 31, 2025, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no significant changes that occurred during the period covered by this report in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors as set forth in that document.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	15,636	$39.02	N/A	N/A
February 1, 2025 to February 28, 2025	500	$40.04	N/A	N/A
March 1, 2025 to March 31, 2025	24,360	$41.30	N/A	N/A
	40,496	$40.41	N/A	N/A
(1)Reflects shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

3.5	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 21, 2022).
10.1	Employment Agreement, effective November 18, 2024, and amended effective March 26, 2025, between Michael P. Fitzmaurice, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.
22.1*	List of Issuers of Guaranteed Securities
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

April 18, 2025	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

April 18, 2025	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

April 18, 2025	/s/ Michael Fitzmaurice
Michael Fitzmaurice
Chief Financial Officer (Principal Financial and Accounting Officer)