Form 10-Q
period 2025-09-30
Rexford Industrial Realty, Inc.
filed 2025-10-20
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 15, 2025 was 232,810,406.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Land	$7,774,737	$7,822,290
Buildings and improvements	4,607,202	4,611,987
Tenant improvements	194,405	188,217
Furniture, fixtures and equipment	132	132
Construction in progress	475,072	333,690
Total real estate held for investment	13,051,548	12,956,316
Accumulated depreciation	(1,119,746)	(977,133)
Investments in real estate, net	11,931,802	11,979,183
Cash and cash equivalents	248,956	55,971
Restricted cash	65,464	—
Loan receivable, net	123,589	123,244
Rents and other receivables, net	15,727	15,772
Deferred rent receivable, net	181,439	161,693
Deferred leasing costs, net	82,227	67,827
Deferred loan costs, net	7,391	1,999
Acquired lease intangible assets, net	154,931	201,467
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	2,804	8,942
Other assets	31,522	26,964
Total Assets	$12,851,008	$12,648,218
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,249,733	$3,345,962
Interest rate swap liability	1,626	—
Accounts payable, accrued expenses and other liabilities	153,558	149,707
Dividends and distributions payable	103,913	97,823
Acquired lease intangible liabilities, net	122,870	147,473
Tenant security deposits	91,835	90,698
Tenant prepaid rents	85,114	90,576
Total Liabilities	3,808,649	3,922,239
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2025 and December 31, 2024 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at September 30, 2025 and December 31, 2024 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 232,810,406 and 225,285,011 shares outstanding at September 30, 2025 and December 31, 2024, respectively	2,328	2,253
Additional paid-in capital	8,993,439	8,601,276
Cumulative distributions in excess of earnings	(474,813)	(441,881)
Accumulated other comprehensive income	(515)	6,746
Total stockholders’ equity	8,676,115	8,324,070
Noncontrolling interests	366,244	401,909
Total Equity	9,042,359	8,725,979
Total Liabilities and Equity	$12,851,008	$12,648,218
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental income	$246,757	$238,396	$737,146	$682,359
Management and leasing services	118	156	392	444
Interest income	6,367	3,291	17,498	10,709
TOTAL REVENUES	253,242	241,843	755,036	693,512
OPERATING EXPENSES
Property expenses	57,879	54,867	168,438	154,254
General and administrative	20,037	20,926	59,657	60,213
Depreciation and amortization	81,172	69,241	239,100	203,415
TOTAL OPERATING EXPENSES	159,088	145,034	467,195	417,882
OTHER EXPENSES
Other expenses	4,218	492	6,701	2,204
Interest expense	25,463	27,340	79,452	70,423
TOTAL EXPENSES	188,769	172,866	553,348	490,509
Debt extinguishment and modification expenses	—	—	(291)	—
Gains on sale of real estate	28,583	1,745	86,101	18,013
NET INCOME	93,056	70,722	287,498	221,016
Less: net income attributable to noncontrolling interests	(3,137)	(2,952)	(10,046)	(9,399)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	89,919	67,770	277,452	211,617
Less: preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: earnings allocated to participating securities	(519)	(395)	(1,650)	(1,222)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$87,086	$65,061	$268,859	$203,452
Net income attributable to common stockholders per share - basic	$0.37	$0.30	$1.16	$0.94
Net income attributable to common stockholders per share - diluted	$0.37	$0.30	$1.16	$0.94
Weighted average shares of common stock outstanding - basic	234,586,980	218,759,979	232,720,272	216,857,153
Weighted average shares of common stock outstanding - diluted	234,586,980	219,133,037	232,720,272	216,993,590

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$93,056	$70,722	$287,498	$221,016
Other comprehensive loss: cash flow hedge adjustments	(1,663)	(12,789)	(7,532)	(5,901)
Comprehensive income	91,393	57,933	279,966	215,115
Less: Comprehensive income attributable to noncontrolling interests	(3,081)	(2,523)	(9,775)	(9,196)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$88,312	$55,410	$270,191	$205,919

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	$155,676	236,694,751	$2,367	$9,140,264	$(462,309)	$1,092	$8,837,090	$357,934	$9,195,024
Share-based compensation	—	(25,960)	—	2,101	—	—	2,101	10,287	12,388
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(1,279)	—	(51)	—	—	(51)	—	(51)
Repurchase of common stock	—	(3,883,845)	(39)	(150,039)	—	—	(150,078)	—	(150,078)
Conversion of OP Units to common stock	—	26,739	—	1,164	—	—	1,164	(1,164)	—
Net income	2,314	—	—	—	87,605	—	89,919	3,137	93,056
Other comprehensive loss	—	—	—	—	—	(1,607)	(1,607)	(56)	(1,663)
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(90)	(90)
Common stock dividends ($0.43 per common share)	—	—	—	—	(100,109)	—	(100,109)	—	(100,109)
Common unit distributions	—	—	—	—	—	—	—	(3,804)	(3,804)
Balance at September 30, 2025	$155,676	232,810,406	$2,328	$8,993,439	$(474,813)	$(515)	$8,676,115	$366,244	$9,042,359

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$155,676	225,285,011	$2,253	$8,601,276	$(441,881)	$6,746	$8,324,070	$401,909	$8,725,979
Issuance of common stock	—	9,776,768	97	478,475	—	—	478,572	—	478,572
Offering costs	—	—	—	(974)	—	—	(974)	—	(974)
Share-based compensation	—	237,147	3	6,337	—	—	6,340	26,607	32,947
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(43,794)	—	(1,757)	—	—	(1,757)	—	(1,757)
Repurchase of common stock	—	(3,883,845)	(39)	(150,039)	—	—	(150,078)	—	(150,078)
Conversion of OP Units to common stock	—	1,439,119	14	60,121	—	—	60,135	(60,135)	—
Net income	6,943	—	—	—	270,509	—	277,452	10,046	287,498
Other comprehensive loss	—	—	—	—	—	(7,261)	(7,261)	(271)	(7,532)
Preferred stock dividends ($1.101564 per series B preferred share and $1.054689 per series C preferred share)	(6,943)	—	—	—	—	—	(6,943)	—	(6,943)
Preferred unit distributions	—	—	—	—	—	—	—	(561)	(561)
Common stock dividends ($1.290 per common share)	—	—	—	—	(303,441)	—	(303,441)	—	(303,441)
Common unit distributions	—	—	—	—	—	—	—	(11,351)	(11,351)
Balance at September 30, 2025	$155,676	232,810,406	$2,328	$8,993,439	$(474,813)	$(515)	$8,676,115	$366,244	$9,042,359

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,498	$221,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,100	203,415
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(20,228)	(21,494)
Amortization of debt issuance costs	3,729	3,529
Amortization of discount/(premium) on notes payable, net	4,736	3,295
Accretion of net loan origination fees and costs	(345)	(345)
Loss on debt extinguishment	200	—
Gains on sale of real estate	(86,101)	(18,013)
Share-based compensation	31,719	30,063
Straight-line rent	(20,599)	(28,376)
Amortization related to termination/settlement of interest rate derivatives	232	410
Change in working capital components:
Rents and other receivables	343	714
Deferred leasing costs	(21,822)	(22,244)
Other assets	(5,479)	(6,082)
Accounts payable, accrued expenses and other liabilities	17,969	25,342
Tenant security deposits	1,863	(1,144)
Tenant prepaid rents	(2,475)	(27,425)
Net cash provided by operating activities	430,340	362,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	—	(1,297,539)
Capital expenditures	(251,496)	(285,015)
Return of deposits on real estate acquisitions	—	2,125
Proceeds from sale of real estate	180,115	41,286
Net cash used in investing activities	(71,381)	(1,539,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	477,598	369,921
Proceeds from borrowings	—	1,129,875
Repayment of borrowings	(100,725)	(6,751)
Payment of debt issuance costs	(9,342)	(4,602)
Dividends paid to preferred stockholders	(6,943)	(6,943)
Dividends paid to common stockholders	(297,388)	(262,582)
Distributions paid to common unitholders	(11,314)	(10,085)
Distributions paid to preferred unitholders	(561)	(1,829)
Repurchase of common stock under stock repurchase programs	(150,078)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(1,757)	(2,130)
Net cash (used in) provided by financing activities	(100,510)	1,204,874
Increase in cash, cash equivalents and restricted cash	258,449	28,392
Cash, cash equivalents and restricted cash, beginning of period	55,971	33,444
Cash, cash equivalents and restricted cash, end of period	$314,420	$61,836

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $26,534 and $23,853 for the nine months ended September 30, 2025 and 2024, respectively)	$82,232	$59,321
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$2,084
Accrual for capital expenditures	$45,221	$68,907
Accrual of dividends and distributions	$103,913	$95,288
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and redevelop industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of September 30, 2025, our consolidated portfolio consisted of 420 properties with approximately 50.9 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2025 and December 31, 2024, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following tables provide a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2025 and 2024 (in thousands):

	As of January 1,
	2025	2024
Cash and cash equivalents	$55,971	$33,444
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$55,971	$33,444

	As of September 30,
	2025	2024
Cash and cash equivalents	$248,956	$61,836
Restricted cash	65,464	—
Cash, cash equivalents and restricted cash, end of period	$314,420	$61,836
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
We capitalized interest costs of $9.2 million and $8.6 million during the three months ended September 30, 2025 and 2024, respectively, and $26.5 million and $23.9 million during the nine months ended September 30, 2025 and 2024, respectively. We capitalized real estate taxes and insurance costs aggregating $3.4 million and $2.1 million during the three months ended September 30, 2025 and 2024, respectively, and $7.4 million and $6.5 million during the nine months ended September 30, 2025 and 2024, respectively. We capitalized compensation costs for employees who provide construction services of $3.7 million and $3.5 million during the three months ended September 30, 2025 and 2024, respectively, and $10.8 million and $10.0 million during the nine months ended September 30, 2025 and 2024.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (”ASC”) Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. As of September 30, 2025 and December 31, 2024, we did not have any properties classified as held for sale.
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
Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates, capitalization rates and holding periods are complex and subjective. Changes in economic and operating conditions or our intent with respect to our investment that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties. During the three and nine months ended September 30, 2025 and 2024, there were no impairment charges recorded to the carrying value of our properties.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of September 30, 2025 and December 31, 2024, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2025 and December 31, 2024, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $13 thousand as a net increase adjustment and $0.8 million as a net reduction adjustment to rental income for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $3.3 million as a net reduction adjustment to rental income for the nine months ended September 30, 2025 and 2024, respectively, in the consolidated statements of operations.
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
In November 2024, the FASB issued ASU 2024—04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the potential impact of adopting ASU 2024-04.
3.    Investments in Real Estate
Dispositions
The following table summarizes information related to properties that were sold during the nine months ended September 30, 2025.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gains Recorded (in thousands)
1055 Sandhill Avenue	Los Angeles - South Bay	3/28/2025	127,775	$52,450	$13,157
20 Icon	Orange - South	4/03/2025	102,299	$50,875	$30,625
2270 Camino Vida Roble	San Diego - North County	5/23/2025	106,311	$30,700	$13,736
1332 & 1336 Rocky Point Drive	San Diego - North County	7/18/2025	51,081	$14,715	$7,670
8542 Slauson Avenue	Los Angeles - Central	8/06/2025	24,679	$17,300	$6,380
15715 Arrow Highway	Los Angeles - San Gabriel Valley	9/04/2025	76,000	$21,585	$14,533
Total			488,145	$187,625	$86,101
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

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	September 30, 2025	December 31, 2024
Acquired Lease Intangible Assets:
In-place lease intangibles	$400,805	$411,567
Accumulated amortization	(280,842)	(252,147)
In-place lease intangibles, net	$119,963	$159,420

Above-market tenant leases	$50,053	$51,225
Accumulated amortization	(27,479)	(21,695)
Above-market tenant leases, net	$22,574	$29,530

Below-market ground lease	$12,976	$12,976
Accumulated amortization	(582)	(459)
Below-market ground lease, net	$12,394	$12,517
Acquired lease intangible assets, net	$154,931	$201,467

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(274,353)	$(280,840)
Accumulated amortization	151,483	133,367
Below-market tenant leases, net	$(122,870)	$(147,473)
Acquired lease intangible liabilities, net	$(122,870)	$(147,473)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
In-place lease intangibles(1)	$11,645	$12,900	$39,458	$34,929
Net below-market tenant leases(2)	$(4,393)	$(5,770)	$(17,647)	$(18,896)
Below-market ground leases(3)	$41	$41	$123	$123
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

5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future. As of September 30, 2025, the borrower was current on monthly interest payments.
As of September 30, 2025, the carrying value of the loan receivable was $123.6 million, which reflects $1.4 million of unamortized origination fees/costs. As of December 31, 2024, the carrying value of the loan receivable was $123.2 million, which reflects $1.8 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of September 30, 2025 and December 31, 2024.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	4.965%	(3)	5/30/2029	(4)
$100M Senior Notes	—	100,000	n/a		4.290%		8/6/2025	(5)
$575M Exchangeable Senior Notes due 2027	575,000	575,000	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.800%	(2)	3.717%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	575,000	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Term Loan	400,000	400,000	S+0.800%	(2)	4.214%	(7)	5/30/2030
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,175,000	$3,275,000

Secured Debt:
$60M Term Loan(8)	60,000	60,000	S+1.250%		5.060%	(8)	10/27/2026	(8)
701-751 Kingshill Place(9)	6,749	6,852	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(9)	13,915	14,213	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(9)	3,710	3,772	n/a		4.260%		7/1/2028
Gilbert/La Palma(9)	1,378	1,538	n/a		5.125%		3/1/2031
7817 Woodley Avenue(9)	2,644	2,747	n/a		4.140%		8/1/2039
Total Secured Debt	$103,896	$104,622
Total Unsecured and Secured Debt	$3,278,896	$3,379,622
Less: Unamortized premium/discount and debt issuance costs(11)	(29,163)	(33,660)
Total	$3,249,733	$3,345,962
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2025, and includes the effect of interest rate swaps that were effective as of September 30, 2025. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of September 30, 2025, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”), increased by a 0.10% SOFR adjustment for the $300.0 million unsecured term loan, plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of September 30, 2025, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero.
(4)The unsecured revolving credit facility has two six-month extensions available out our option, subject to certain terms and conditions.

(5)On August 6, 2025, we paid in full the outstanding principal balance on this unsecured debt.
(6)Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725% through May 26, 2027, resulting in an all-in fixed rate of 3.71725% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(7)Daily SOFR for our $400.0 million unsecured term loan has been swapped to a fixed rate of 3.41375% through May 30, 2030, resulting in an all-in fixed rate of 4.21375% after adding the applicable margin and sustainability-related rate adjustment.
(8)The loan is secured by six properties and has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Term SOFR for this loan has been swapped to a fixed rate of 3.710% through July 30, 2026, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. On July 11, 2025, we exercised a one-year extension option, extending the maturity date of this loan to October 27, 2026. Subsequently, on September 2, 2025, we amended this loan to, among other changes, add two additional one-year extension options. As of September 30, 2025, we have three remaining one-year extension options available, subject to certain terms and conditions.
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of September 30, 2025, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

October 1, 2025 - December 31, 2025	$247
2026	67,587
2027	1,019,078
2028	314,218
2029	600,427
Thereafter	1,277,339
Total	$3,278,896
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
As of September 30, 2025 and December 31, 2024, the net carrying amount of the 2027 Exchangeable Notes was $568.8 million and $565.9 million, respectively, with unamortized debt discount and issuance costs of $6.2 million and $9.1 million, respectively. As of September 30, 2025 and December 31, 2024, the net carrying amount of the 2029 Exchangeable Notes was $566.2 million and $564.6 million, respectively, with unamortized debt discount and issuance costs of $8.8 million and $10.4 million, respectively.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. For the three and nine months ended September 30, 2025, we recognized total interest expense on the Exchangeable Notes of $13.8 million and $41.4 million, respectively, with coupon interest of $12.2 million and $36.6 million, and amortization of debt discount and issuance costs of $1.6 million and $4.8 million, respectively. For the three and nine months ended September 30, 2024, we recognized total interest expense on the Exchangeable Notes of $13.8 million and $28.1 million, respectively, with coupon interest of $12.2 million and $25.0 million, and amortization of debt discount and issuance costs of $1.5 million and $3.1 million, respectively.

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
In connection with the offering for each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the applicable series of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts was not probable as of September 30, 2025, we have not recognized a liability as of September 30, 2025.
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
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. As of September 30, 2025, the sustainability-linked pricing adjustment was zero for both the applicable margin and credit facility fee.
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
As of September 30, 2025, we did not have any borrowings outstanding under the Revolver and had $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.245 billion available for future borrowings.
Debt Covenants
The Credit Agreement, $60.0 million term loan facility (the ”$60 Million Term Loan”), $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $60 Million Term Loan, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of September 30, 2025, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly financial debt covenants as of September 30, 2025.

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
    For the three and nine months ended September 30, 2025, we recognized $242.4 million and $719.5 million of rental income related to operating lease payments, of which $198.9 million and $591.4 million were for fixed lease payments and $43.5 million and $128.1 million were for variable lease payments, respectively. For the three and nine months ended September 30, 2024, we recognized $232.7 million and $663.5 million of rental income related to operating lease payments, of which $191.0 million and $545.1 million were for fixed lease payments and $41.6 million and $118.4 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2025 (in thousands):

Twelve Months Ended September 30,
2026	$721,927
2027	631,440
2028	524,934
2029	403,302
2030	296,049
Thereafter	760,587
Total	$3,338,239
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of September 30, 2025, our office space leases have current remaining lease terms ranging from approximately one month to three years with options to renew for an additional term of three years to five years each. As of September 30, 2025, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 35.3 years and four additional ten-year options to renew.
    As of September 30, 2025, total ROU assets and lease liabilities were approximately $7.1 million and $8.6 million, respectively. As of December 31, 2024, total ROU assets and lease liabilities were approximately $7.9 million and $9.7 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost(1) (in thousands)	2025	2024	2025	2024
Operating lease cost	$404	$403	$1,209	$1,226
Variable lease cost	28	49	76	144
Sublease income	(32)	(31)	(95)	(55)
Total lease cost	$400	$421	$1,190	$1,315
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information (in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$533	$574	$1,355	$1,720
Right-of-use assets obtained in connection with the remeasurement of the lease liability	$—	$—	$—	$2,084

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term(1)	44.4 years	40.2 years
Weighted-average discount rate(2)	4.13%	4.10%
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

    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of September 30, 2025 (in thousands):

September 30, 2025
October 1, 2025 - December 31, 2025	$335
2026	1,748
2027	1,798
2028	542
2029	164
Thereafter	19,723
Total undiscounted lease payments	$24,310
Less imputed interest	(15,661)
Total lease liabilities	$8,649

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
The following table sets forth a summary of the terms and fair value of our interest rate swaps at September 30, 2025 and December 31, 2024 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$—	$200,000	$—	$233
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$—	$100,000	$—	$126
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$—	$100,000	$—	$132
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$(32)	$298
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$1,403	$4,079
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$1,401	$4,074
Interest Rate Swap	7/1/2025	5/30/2030	3.41750%	$250,000	$—	$(1,043)	$—
Interest Rate Swap	7/1/2025	5/30/2030	3.40500%	$125,000	$—	$(446)	$—
Interest Rate Swap	7/1/2025	5/30/2030	3.42000%	$25,000	$—	$(105)	$—
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)The fair value of derivative assets is included in the line item “Interest rate swap asset” and the fair value of derivative liabilities is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of September 30, 2025 and December 31, 2024. As of September 30, 2025, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $2.3 million and an interest rate swap liability of $1.2 million, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
Our interest rate swaps are designated and qualify as cash flow hedges. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings.

The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$464	$(9,407)	$(2,382)	$4,233
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$2,127	$3,382	$5,150	$10,134
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$25,463	$27,340	$79,452	$70,423
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
As of September 30, 2025, we estimate that approximately $2.6 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2025 and December 31, 2024, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Interest rate swap asset	$2,804	$—	$2,804	$—
Interest rate swap liability	$(1,626)	$—	$(1,626)	$—
December 31, 2024
Interest rate swap asset	$8,942	$—	$8,942	$—
Interest rate swap liability	$—	$—	$—	$—

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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of September 30, 2025 and December 31, 2024 (in thousands).

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
September 30, 2025	$129,122	$—	$—	$129,122	$123,589
December 31, 2024	$126,948	$—	$—	$126,948	$123,244

Notes Payable at:
September 30, 2025	$3,214,571	$—	$—	$3,214,571	$3,249,733
December 31, 2024	$3,258,378	$—	$—	$3,258,378	$3,345,962
10.    Related Party Transactions
    Howard Schwimmer
    We engage in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, in management and leasing services revenue.
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
As of September 30, 2025, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
As of September 30, 2025, we had commitments of approximately $93.2 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of September 30, 2025, we had a $4.6 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.

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
    Concentration of Properties in Southern California
As of September 30, 2025, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
    Tenant Concentration
During the nine months ended September 30, 2025, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Stockholders’ Equity
Preferred Stock
At September 30, 2025 and December 31, 2024, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			September 30, 2025		December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
During the nine months ended September 30, 2025, we did not sell any shares of common stock directly through sales agents or enter into forward equity sale agreements under the ATM Program.
As of September 30, 2025, approximately $927.4 million of common stock remains available to be sold under the ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
Stock Repurchase Programs
On February 3, 2025, our board of directors (the “Board”) authorized a stock repurchase program under which we may repurchase up to a maximum of $300.0 million of our outstanding common stock (the “Initial Repurchase Program”). The Board’s authorization for the Initial Repurchase Program was set to expire on February 3, 2027, unless modified, extended or terminated earlier by the Board at its discretion. On August 29, 2025, the Board terminated the Initial Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “New Repurchase Program”). The New Repurchase Plan replaces and supersedes, in all respects, the Initial Repurchase Plan. The Board's authorization for the New Repurchase Program expires on September 1, 2027, unless modified, extended or earlier terminated by the Board in its discretion.
Under our stock repurchase programs, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of the purchase will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions.
During the three and nine months ended September 30, 2025, we repurchased 3,883,845 shares of common stock under the stock repurchase programs for a total of $150.0 million at a weighted average price of $38.62 per share. Of the $150.0 million repurchased, $100.0 million was repurchased under the Initial Repurchase Program prior to its termination and $50.0 million was repurchased under the New Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of September 30, 2025, $450.0 million remained available under the New Repurchase Program.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the three and nine months ended September 30, 2025 and 2024, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accumulated other comprehensive income - beginning balance	$1,092	$13,834	$6,746	$7,172
Other comprehensive income (loss) before reclassifications	464	(9,407)	(2,382)	4,233
Amounts reclassified from accumulated other comprehensive income to interest expense	(2,127)	(3,382)	(5,150)	(10,134)
Net current period other comprehensive loss	(1,663)	(12,789)	(7,532)	(5,901)
Less: other comprehensive loss attributable to noncontrolling interests	56	429	271	203
Other comprehensive loss attributable to common stockholders	(1,607)	(12,360)	(7,261)	(5,698)
Accumulated other comprehensive (loss) income - ending balance	$(515)	$1,474	$(515)	$1,474
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
Operating Partnership Units
As of September 30, 2025, noncontrolling interests included 5,659,103 OP Units, 1,260,083 fully-vested LTIP units and 1,236,520 fully-vested performance units, and represented approximately 3.4% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the nine months ended September 30, 2025, 1,439,119 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $60.1 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.
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
As of September 30, 2025, a total of 2,000,552 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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

Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the nine months ended September 30, 2025:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2025	416,123	$56.64	451,659	$46.16
Granted	328,982	$38.75	175,732	$38.52
Forfeited	(91,835)	$52.08	—	$—
Vested(1)	(140,036)	$55.93	(163,836)	$41.09
Balance at September 30, 2025	513,234	$46.19	463,555	$45.06
(1)During the nine months ended September 30, 2025, 43,794 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2025:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2025 - December 31, 2025	5,263	232,377	673,188
2026	186,514	134,734	701,025
2027	143,726	77,618	903,897
2028	108,624	11,683	—
2029	69,107	7,143	—
Total	513,234	463,555	2,278,110
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
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expensed share-based compensation(1)	$11,929	$9,918	$31,719	$30,063
Capitalized share-based compensation(2)	459	271	1,228	1,036
Total share-based compensation	$12,388	$10,189	$32,947	$31,099
(1)Amounts expensed are included in “General and administrative”, “Property expenses” and “Other expenses” in the accompanying consolidated statements of operations.
(2)For the three and nine months ended September 30, 2025 and 2024, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of September 30, 2025, total unrecognized compensation cost related to all unvested share-based awards was $43.8 million and is expected to be recognized over a weighted average remaining period of 24 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$93,056	$70,722	$287,498	$221,016
Less: Preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: Net income attributable to noncontrolling interests	(3,137)	(2,952)	(10,046)	(9,399)
Less: Net income attributable to participating securities	(519)	(395)	(1,650)	(1,222)
Net income attributable to common stockholders	$87,086	$65,061	$268,859	$203,452

Denominator:
Weighted average shares of common stock outstanding – basic	234,586,980	218,759,979	232,720,272	216,857,153
Effect of dilutive securities	—	373,058	—	136,437
Weighted average shares of common stock outstanding – diluted	234,586,980	219,133,037	232,720,272	216,993,590

Earnings per share - Basic
Net income attributable to common stockholders	$0.37	$0.30	$1.16	$0.94
Earnings per share - Diluted
Net income attributable to common stockholders	$0.37	$0.30	$1.16	$0.94
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of September 30, 2025, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three and nine months ended September 30, 2025.

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
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income for the three and nine months ended September 30, 2025 and 2024.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income (in the accompanying consolidated statements of operations) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recoverable property expenses(1)	$49,693	$47,435	$143,339	$131,891
Non-recoverable property expenses(2)	8,186	7,432	25,099	22,363
Property expenses	$57,879	$54,867	$168,438	$154,254
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.
16.    Subsequent Events
Dividends and Distributions Declared
On October 13, 2025, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.43	December 31, 2025	January 15, 2026
OP Units	$0.43	December 31, 2025	January 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2025	December 31, 2025
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2025	December 31, 2025
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2025	December 31, 2025

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
As of September 30, 2025, our consolidated portfolio consisted of 420 properties with approximately 50.9 million rentable square feet.
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
2025 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 32.1% to $268.9 million for the nine months ended September 30, 2025, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 10.3% to $422.4 million for the nine months ended September 30, 2025, compared to the prior year.
•Net operating income (NOI)(1) increased by 7.7% to $568.7 million for the nine months ended September 30, 2025, compared to the prior year.
•Total portfolio occupancy at September 30, 2025 was 91.8%.
•Same Property Portfolio(2) average occupancy for the nine months ended September 30, 2025 was 96.2% and ending occupancy at September 30, 2025 was 96.8%.
•Executed a total of 360 new and renewal leases with a combined 7.4 million rentable square feet, with leasing spreads of 23.9% on a GAAP basis and 11.4% on a cash basis.
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
•During the third quarter of 2025, we sold three properties with a combined 151,760 rentable square feet for a total gross sale price of $53.6 million and recognized $28.6 million in gains on sale of real estate.
Repositioning & Redevelopment
•During the nine months ended September 30, 2025, we stabilized 14 of our repositioning/redevelopment projects as follows:
◦During the first quarter of 2025, we stabilized five of our repositioning projects located at 4039 Calle Platino, 29120 Commerce Center Drive, East 27th Street, 122-125 North Vinedo Avenue and 29125 Avenue Paine, which have a combined 560,255 rentable square feet.
◦During the second quarter of 2025, we stabilized our repositioning project located at 218 Turnbull Canyon and our redevelopment project located at 1901 Via Burton, which have a combined 330,602 rentable square feet.
◦During the third quarter of 2025, we stabilized three of our repositioning projects located at 11308-11350 Penrose Street, 1020 Bixby Drive and Harcourt & Susana and four of our redevelopment projects located at 8888 Balboa Avenue, 6027 Eastern Avenue, 2390-2444 American Way and 3071 Coronado Street, which have a combined 586,435 rentable square feet.
•During the nine months ended September 30, 2025, we completed construction at 16 of our repositioning/redevelopment properties which have a combined 1,336,108 rentable square feet. As of September 30, 2025, 14 of these properties were in the lease-up stage and two were stabilized and included above.
Equity
•During the first quarter of 2025, we settled the remaining portion of the forward equity sale agreement related to our March 2024 underwritten public offering by issuing 9,776,768 shares of common stock for net proceeds of $478.0 million, based on a weighted average forward price of $48.89 per share at settlement.
•During the third quarter of 2025, we repurchased 3,883,845 shares of our common stock under our stock repurchase programs at a weighted average price of $38.62 per share for a total of $150.0 million.
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
•On August 6, 2025, we paid in full the outstanding principal balance on the $100 million unsecured senior notes.
•On September 2, 2025, we amended our $60.0 million term loan facility to, among other changes, add two additional one-year extension options. As of September 30, 2025, we have three remaining one-year extension options available, subject to certain terms and conditions.

Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long-term due to high land and redevelopment costs, regulatory hurdles with restrictive development constraints and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. While we believe that our infill Southern California industrial property markets have demonstrated resiliency related to occupancy and rental rates in the context of key market drivers over the last several years, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including recent changes in trade and tariff policy, an uncertain interest rate environment, persistent inflation and global geopolitical unrest. According to third-party market data, market rent growth within our infill Southern California markets has decreased approximately 22% since market rents peaked in mid-2023, after an increase of approximately 80%, on average, through the pandemic years of 2020 through 2022.
Leasing activity for our assets was strong and net absorption was positive during the third quarter, reflecting an improvement in tenant demand. Specifically, leasing activity at our repositioning and redevelopment projects increased when compared to the first half of 2025. However, we recognize that heightened macroeconomic and tariff uncertainty continues to weigh on tenant decision-making and may influence tenant demand going forward.
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
General Market Conditions
We believe our portfolio’s leasing performance during the third quarter of 2025 has generally outpaced that of the infill markets within which we operate. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, comprised of smaller space sizes averaging 26,000 square feet located entirely within last-mile, infill Southern California locations is well positioned to serve regional consumption and may be less susceptible to changes in global trade flows as compared to large warehouses located within non-infill submarkets. We also believe the quality and entrepreneurial approach demonstrated by our vertically-integrated team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets where we believe competing properties are generally otherwise owned by more passive, less-focused real estate owners.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In the overall infill Southern California market, vacancy increased quarter-over-quarter to 5.1%, net absorption was a positive 0.4 million square feet and average asking lease rates decreased by approximately 2% quarter-over-quarter.
In Los Angeles County, vacancy increased quarter-over-quarter to 5.0% and average asking lease rates declined quarter-over-quarter. New development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, average asking lease rates were flat quarter-over-quarter and vacancy increased quarter-over-quarter to 5.1%. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased quarter-over-quarter to 4.6% and average taking lease rates were flat quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy increased quarter-over-quarter and average asking lease rates decreased quarter-over-quarter.

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
As of September 30, 2025, 12 of our properties were under current repositioning or redevelopment and 16 of our properties were in the lease-up stage. In addition, we have a pipeline of 12 additional properties for which we anticipate beginning repositioning/redevelopment construction work over the near term. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2025 and 2024, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/redevelopment property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Estimated Construction Period(1)
Property (Submarket)	Market	Repositioning/ Lease-up Rentable Square Feet(2)		Start	Completion	Total Property Leased % at 9/30/2025
Current Repositioning:
9455 Cabot Drive (Central SD)	SD	83,563		2Q-2025	4Q-2025	—%
1175 Aviation Place (Greater SF Valley)	LA	93,202		3Q-2025	2Q-2026	—%
Figueroa & Rosecrans (South Bay)	LA	55,998		2Q-2025	3Q-2026	—%
3935-3949 Heritage Oak Court (Ventura)	VC	190,031		3Q-2025	3Q-2026	43%
Total Current Repositioning		422,794

Lease-up (Repositioning):
14434-14527 San Pedro Street (South Bay)	LA	58,225	(3)	3Q-2023	1Q-2025	—%
800 Sandhill Avenue (17000 Kingsview Avenue) (South Bay)	LA	100,121		1Q-2024	1Q-2025	100%(4)
1315 Storm Parkway (South Bay)	LA	37,844		2Q-2024	4Q-2024	—%
19301 Santa Fe Avenue (South Bay)	LA	LAND		2Q-2024	3Q-2025	—%
8985 Crestmar Point (Central SD)	SD	53,395		4Q-2024	3Q-2025	—%
14955 Salt Lake Avenue (SG Valley)	LA	46,453		4Q-2024	3Q-2025	—%
Total Lease-up (Repositioning)		296,038

– See footnotes starting on page 46 –

				Estimated Construction Period(1)
Property (Submarket)	Market	Estimated Redevelopment Rentable Square Feet(5)		Start	Completion	Total Property Leased % at 9/30/2025
Current Redevelopment:
9615 Norwalk Boulevard (Mid-Counties)	LA	201,571		3Q-2021	4Q-2025	—%
15010 Don Julian Road (SG Valley)	LA	219,242		1Q-2023	4Q-2025	—%
14940 Proctor Road (SG Valley)	LA	159,532		4Q-2024	2Q-2026	—%
11234 Rush Street (SG Valley)	LA	103,108		4Q-2024	3Q-2026	—%
5235 Hunter Avenue (North OC)	OC	117,772		1Q-2025	3Q-2026	—%
3547-3555 Voyager Street (South Bay)	LA	67,371		1Q-2025	3Q-2026	—%
7815 Van Nuys Boulevard (SF Valley)	LA	78,990		2Q-2025	2Q-2027	—%
14005 Live Oak Avenue (SG Valley)	LA	100,380		3Q-2025	2Q-2027	—%
Total Current Redevelopment		1,047,966

Lease-up (Redevelopment):
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	163,435		4Q-2021	3Q-2024	78%
3211-3233 Mission Oaks Boulevard (Ventura)(6)	VC	116,852		2Q-2022	1Q-2025	83%
12118 Bloomfield Avenue (Mid-Counties)	LA	107,045		4Q-2022	1Q-2025	—%
19900 Plummer Street (SF Valley)	LA	79,539		3Q-2023	1Q-2025	—%
12772 San Fernando Road (SF Valley)	LA	143,529		3Q-2023	1Q-2025	—%
Rancho Pacifica - Building 5 (South Bay)(7)	LA	76,553		4Q-2023	1Q-2025	—%
1500 Raymond Avenue (North OC)	OC	136,218	(8)	4Q-2023	1Q-2025	—%
4416 Azusa Canyon Road (SG Valley)	LA	129,830		4Q-2022	2Q-2025	—%
17907-18001 Figueroa Street (South Bay)	LA	76,468		4Q-2023	2Q-2025	—%
21515 Western Avenue (South Bay)	LA	83,740		2Q-2023	3Q-2025	—%
Total Lease-up (Redevelopment)		1,113,209

– See footnotes starting on page 46 –

Property (Submarket)	Market	Projected Rentable Square Feet	Estimated Construction Start Period
Near-Term Potential Future Repositioning:
24935 Avenue Kearny (Greater SF Valley)	LA	69,761	2025
9400-9500 Santa Fe Springs Road (Mid-Counties)(9)	LA	184,270	2026
10660 Mulberry Avenue (IE - West)	SB	50,191	2026
Total Near-Term Potential Future Repositioning		304,222

Near-Term Potential Future Redevelopment:
950 West 190th Street (South Bay)	LA	197,000	2025
9323 Balboa Avenue (Central SD)	SD	177,278	2025
3100 Fujita Street (South Bay)	LA	82,080	2025
9000 Airport Boulevard (South Bay)	LA	418,000	2026
16425 Gale Avenue (SG Valley)	LA	290,166	2026
2401-2421 Glassell Street (North OC)	OC	298,918	2026
600-708 Vermont Avenue (North OC)	OC	253,316	2026
18455 Figueroa Street (South Bay)	LA	179,284	2026
3901 Via Oro Avenue (South Bay)	LA	74,260	2026
Total Near-Term Potential Future Redevelopment		1,970,302
Total Future Repositioning and Redevelopment		2,274,524

– See footnotes starting on page 46 –

Property Stabilized:(10)	Market	Stabilized Rentable Square Feet	Period Stabilized
4039 Calle Platino (North County SD)	SD	73,807	1Q-2025
29120 Commerce Center Drive (SF Valley)	LA	135,258	1Q-2025
East 27th Street (Central LA)	LA	126,563	1Q-2025
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520	1Q-2025
29125 Avenue Paine (SF Valley)	LA	176,107	1Q-2025
218 Turnbull Canyon Road (SG Valley)	LA	191,153	2Q-2025
1901 Via Burton (North OC)	OC	139,449	2Q-2025
11308-11350 Penrose Street (SF Valley)(11)	LA	71,547	3Q-2025
1020 Bixby Drive (SG Valley)	LA	57,600	3Q-2025
Harcourt & Susana (South Bay)	LA	34,000	3Q-2025
8888 Balboa Avenue (Central SD)	SD	123,492	3Q-2025
6027 Eastern Avenue (Central LA)	LA	94,140	3Q-2025
3071 Coronado Street (North OC)(11)	OC	105,173	3Q-2025
2390-2444 American Way (North OC)	OC	100,483	3Q-2025
Total 2025 Stabilized		1,477,292

9755 Distribution Avenue (Central SD)	SD	24,071	1Q-2024
8902-8940 Activity Road (Central SD)	SD	13,950	1Q-2024
444 Quay Avenue (South Bay)	LA	29,760	2Q-2024
263-321 Gardena Boulevard (South Bay)	LA	55,238	2Q-2024
20851 Currier Road (SG Valley)	LA	59,412	3Q-2024
17311 Nichols Lane (West OC)	OC	104,182	3Q-2024
12752-12822 Monarch Street (West OC)	OC	163,864	3Q-2024
500 Dupont Avenue (IE - West)	SB	274,885	4Q-2024
2880 Ana Street (South Bay)	LA	LAND	4Q-2024
12907 Imperial Highway (Mid-Counties)	LA	101,080	4Q-2024
Total 2024 Stabilized		826,442

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
(3)14434-14527 San Pedro Street is a low coverage site with 58,225 rentable square feet of buildings on 335,905 square feet, or 7.7 acres, of land.
(4)During the third quarter of 2025 we leased 800 Sandhill to a single tenant with the lease expected to commence in the fourth quarter of 2025.
(5)Represents the estimated rentable square footage of the project upon completion of redevelopment.
(6)As of September 30, 2025, the entire project includes 526,069 rentable square feet, comprised of: (i) 3211 Mission Oaks Boulevard, a newly constructed building totaling 116,852 rentable square feet, and (ii) 3233 Mission Oaks Boulevard, with 409,217 rentable square feet which were not redeveloped. Site improvements were completed across the entire project. The rentable square feet and property leased percentage apply only to 3211 Mission Oaks Boulevard.

(7)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and constructed a new building comprising approximately 76,553 rentable square feet in its place.
(8)1500 Raymond Avenue contains one acre of excess paved land.
(9)9400-9500 Santa Fe Springs Road totals 595,304 rentable square feet and the proposed repositioning project pertains to work at only one of the units, totaling 184,270 rentable square feet.
(10)We consider a repositioning property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(11)11308-11350 Penrose Street and 3071 Coronado were both considered stabilized in the first quarter of 2025 as they reached one year from the date of completion of construction work and were still in lease-up. In the third quarter of 2025 both projects achieved 100% occupancy and for presentation purposes above are reflected as stabilized in the third quarter of 2025.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or redevelopment activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the redevelopment and construction period. An increase in our repositioning and redevelopment activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $26.5 million of interest expense and $7.4 million of insurance and real estate tax expenses during the nine months ended September 30, 2025, respectively, related to our repositioning and redevelopment projects.
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
Occupancy Rates
As of September 30, 2025, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 91.8% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 97.3% occupied. Additionally, our improved land and industrial outdoor storage (IOS) sites, totaling approximately 8.4 million land square feet or 191.9 acres, were 97.8% occupied at September 30, 2025. We believe the opportunity to increase occupancy at our properties will be an important driver of future revenue growth. An opportunity to drive this growth will derive from the completion and lease-up of repositioning and redevelopment projects that are currently under construction.
As summarized in the tables under “—Acquisitions and Value-Add Repositioning and Redevelopment of Properties” above, as of September 30, 2025, 12 of our properties with a combined 1.5 million of estimated rentable square feet at completion are under current repositioning or redevelopment, 16 properties with a combined 1.4 million of rentable square feet are in lease-up, and we have a near-term pipeline of 12 repositioning and redevelopment projects with a combined 2.3 million of estimated rentable square feet at completion. Additionally, we have 0.9 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County and San Bernardino markets and represents 5.6% of our total consolidated portfolio square footage as of September 30, 2025. Including vacant space at these properties, our weighted average occupancy rate as of September 30, 2025 in our Los Angeles, Orange County and San Bernardino markets was 90.9%, 93.7% and 94.4%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of September 30, 2025, in these markets was 97.7%, 99.3% and 96.5%, respectively. We believe that an important portion of our long-term future growth will come from the completion of these projects currently under or scheduled for repositioning/redevelopment, as well as through the identification or acquisition of new opportunities for repositioning and redevelopment, whether in our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and nine months ended September 30, 2025:

	New Leases
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2025	54	882,403	4.6	$20.05	3.2%	(5.4)%
Q2-2025(5)	41	678,727	4.8	$15.80	(17.6)%	(22.9)%
Q3-2025(6)	69	2,361,131	5.2	$14.57	25.6%	10.9%
Total/Weighted Average	164	3,922,261	5.0	$16.02	10.8%	(0.1)%

	Renewal Leases						Expired Leases		Retention %(9)
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(7)	Cash Leasing Spreads(3)(7)	Number of Leases	Rentable Square Feet(8)	Rentable Square Feet
Q1-2025	84	1,511,946	4.1	$16.31	29.4%	20.2%	165	3,102,514	67.8%
Q2-2025	58	1,020,266	4.2	$19.53	31.2%	16.3%	102	1,786,814	69.4%
Q3-2025	54	904,014	4.9	$17.89	26.5%	9.9%	113	1,734,790	72.3%
Total/Weighted Average	196	3,436,226	4.3	$17.68	29.1%	16.0%	380	6,624,118	69.4%
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

(4)The net effective and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2025, exclude 78 leases aggregating 2,368,655 rentable square feet for which there was no comparable lease data. Of these 78 excluded leases, 35 leases aggregating 1,962,751 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/redeveloped space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than six months. Because leasing spreads are based on building square footage, land lease activity is not captured in these calculations. However, during the nine months ended September 30, 2025, we executed the following land lease transactions: (i) two new leases totaling 65,424 land square feet and (ii) three renewal leases totaling 292,870 land square feet. For the renewal land lease transactions, the net effective and cash leasing spreads were 110.3% and 25.6%, respectively. The new land lease transactions did not have any prior comparable lease data, and therefore no spread calculation is applicable.
(5)The net effective and cash releasing spreads for new leases signed in the second quarter were disproportionately impacted by a 106,251-square-foot lease with a net effective and cash releasing spread of (31.6)% and (36.9)%, respectively. This lease represented approximately 54% of the 196,430 square feet of comparable new leases signed during the second quarter. Excluding this lease, net effective and cash releasing spreads for new leases signed in the second quarter would have been 4.2% and (0.5)%, respectively.
(6)New leases signed in the third quarter included a 504,016-square-foot lease with a net effective leasing rate of $6.31 per square foot and a net effective and cash releasing spread of 68.2% and 42.8%, respectively. Excluding this lease, the net effective leasing rate would have been $16.82 per square foot, with net effective and cash releasing spreads of 15.1% and 2.5% respectively.
(7)The net effective and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2025, exclude four leases for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than six months or space in pre-development/entitlement process.
(8)Includes leases totaling 1,556,872 rentable square feet that expired during the nine months ended September 30, 2025, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or redevelopment.
(9)Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes square footage related to the following: (i) expiring leases associated with space that is placed into repositioning (including “other repositioning projects”) after the tenant vacates, (ii) early terminations with pre-negotiated replacement leases and (iii) move outs where space is directly leased by subtenants.
Our leasing activity is impacted both by our repositioning and redevelopment efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of September 30, 2025, we have 12 current repositioning/redevelopment projects with estimated construction completion periods ranging from the fourth quarter of 2025 through the second quarter of 2027. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2025, for each of the 10 full and partial calendar years beginning with 2025 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,295,002	2.6%	$—	—%	$—
Repositioning/Redevelopment(6)	—	2,856,655	5.6%	—	—%	$—
MTM Tenants	5	145,165	0.3%	2,134	0.3%	$14.70
Remainder of 2025	98	2,803,697	5.5%	41,590	5.2%	$14.83
2026	420	8,282,424	16.3%	130,459	16.3%	$15.75
2027	359	7,530,317	14.8%	131,987	16.5%	$17.53
2028	274	7,025,219	13.8%	133,036	16.6%	$18.94
2029	178	5,129,390	10.1%	98,252	12.3%	$19.15
2030	134	5,611,113	11.0%	90,860	11.3%	$16.19
2031	56	5,563,606	10.9%	76,659	9.6%	$13.78
2032	24	1,431,823	2.8%	29,898	3.7%	$20.88
2033	12	438,795	0.9%	7,891	1.0%	$17.98
2034	7	355,445	0.7%	6,980	0.9%	$19.64
Thereafter	39	2,382,173	4.7%	50,327	6.3%	$21.13
Total Consolidated Portfolio	1,606	50,850,824	100.0%	$800,073	100.0%	$17.13
(1)Represents the contracted building square footage upon expiration.
(2)Annualized base rent (“ABR”) is calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2025, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as ABR set forth in this table divided by ABR for the total portfolio as of September 30, 2025.
(4)Calculated as ABR for such leases divided by the occupied building square feet for such leases as of September 30, 2025. Excluding ABR of $45.2 million associated with improved land and industrial outdoor storage (IOS) leases and $2.9 million associated with cellular tower, solar and parking lot leases, ABR per building square foot is $16.17.
(5)Represents vacant space (not under repositioning/redevelopment) as of September 30, 2025. Includes leases aggregating 13,364 rentable square feet that had been signed but had not yet commenced as of September 30, 2025.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”), redevelopment or lease-up as of September 30, 2025. Includes leases aggregating 347,148 rentable square feet that had been signed but had not yet commenced as of September 30, 2025.
As of September 30, 2025, in addition to 1.3 million rentable square feet of currently available space in our portfolio and approximately 2.9 million rentable square feet of vacant space under current repositioning/redevelopment, leases representing 5.5% and 16.3% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2025 and 2026, respectively. During the nine months ended September 30, 2025, we renewed 196 leases for 3.4 million rentable square feet, resulting in a retention rate of 69.4%. During the nine months ended September 30, 2025, new and renewal leases had a weighted average term of 5.0 and 4.3, and we expect future new and renewal leases to have similar terms.
The leases scheduled to expire during the remainder of 2025 and 2026 represent approximately 5.2% and 16.3%, respectively, of the total annualized base rent for our portfolio as of September 30, 2025. We estimate that, on a weighted average basis, in-place rents of leases scheduled to expire during the remainder of 2025 and 2026 are currently below current market asking rates, although individual units or properties within any particular submarket may currently be leased either above, below, or at the current market asking rates within that submarket.

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
Taxable REIT Subsidiary
As of September 30, 2025, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operation loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2025 and 2024. Additionally, the taxable REIT subsidiary had minimal activity during these periods.
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
For the three and nine months ended September 30, 2025 and 2024, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2024 through September 30, 2025, and that were stabilized prior to January 1, 2024, which consisted of buildings aggregating approximately 37.9 million rentable square feet at 288 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2024 through September 30, 2025, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), redevelopment or lease-up during 2024 or 2025, management and leasing services revenue, interest income, interest expense, other expenses and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 56 properties aggregating approximately 4.6 million rentable square feet that were purchased between January 1, 2024 and September 30, 2025, and the eleven properties aggregating approximately 0.7 million rentable square feet that were sold between January 1, 2024 and September 30, 2025.
As of September 30, 2025 and September 30, 2024, our Same Property Portfolio occupancy was approximately 96.8% and 96.9%, respectively. For the three and nine months ended September 30, 2025, our Same Property Portfolio weighted average occupancy was approximately 96.5% and 96.2%, respectively. Comparatively, for the three and nine months ended September 30, 2024, our Same Property Portfolio weighted average occupancy was approximately 97.2% and 97.0%, respectively.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
	2025	2024		Change	2025	2024		Change
REVENUES
Rental income	$194,202	$190,107	$4,095	2.2%	$246,757	$238,396	$8,361	3.5%
Management and leasing services	—	—	—	—%	118	156	(38)	(24.4)%
Interest income	—	—	—	—%	6,367	3,291	3,076	93.5%
TOTAL REVENUES	194,202	190,107	4,095	2.2%	253,242	241,843	11,399	4.7%
OPERATING EXPENSES
Property expenses	43,998	42,668	1,330	3.1%	57,879	54,867	3,012	5.5%
General and administrative	—	—	—	—%	20,037	20,926	(889)	(4.2)%
Depreciation and amortization	51,799	51,123	676	1.3%	81,172	69,241	11,931	17.2%
TOTAL OPERATING EXPENSES	95,797	93,791	2,006	2.1%	159,088	145,034	14,054	9.7%
OTHER EXPENSES
Other expenses	—	—	—	—%	4,218	492	3,726	757.3%
Interest expense	—	—	—	—%	25,463	27,340	(1,877)	(6.9)%
TOTAL EXPENSES	95,797	93,791	2,006	2.1%	188,769	172,866	15,903	9.2%
Gains on sale of real estate	—	—	—	—%	28,583	1,745	26,838	1,538.0%
NET INCOME	$98,405	$96,316	$2,089	2.2%	$93,056	$70,722	$22,334	31.6%
Rental Income
In the following table, we present the components of rental income for the three months ended September 30, 2025 and September 30, 2024, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
Category	2025	2024		Change	2025	2024		Change
Rental revenue(1)	$160,911	$157,880	$3,031	1.9%	$203,230	$196,776	$6,454	3.3%
Tenant reimbursements(2)	32,853	31,663	1,190	3.8%	42,612	40,969	1,643	4.0%
Other income(3)	438	564	(126)	(22.3)%	915	651	264	40.6%
Rental income	$194,202	$190,107	$4,095	2.2%	$246,757	$238,396	$8,361	3.5%
Our Same Property Portfolio and Total Portfolio rental income increased by $4.1 million, or 2.2%, and $8.4 million, or 3.5%, respectively, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $3.0 million, or 1.9%, and $6.5 million, or 3.3%, respectively, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases, lease termination income of $0.9 million in the third quarter of 2025 and a decrease of $0.3 million in bad debt reserves/write-offs for tenant receivables not deemed probable of collection, partially offset by a decrease of $0.6 million in amortization of net below-market lease intangibles and a decrease in average occupancy rates. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 56 properties we acquired in 2024.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.2 million, or 3.8%, and our Total Portfolio tenant reimbursements revenue increased by $1.6 million, or 4.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses, an increase in tenant reimbursements from timing differences in completing prior-year recoverable expense reconciliations, and higher billings for utilities and other reimbursable expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 56 properties we acquired in 2024.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income decreased by $0.1 million, or 22.3%, and increased by $0.3 million, or 40.6%, respectively, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to changes in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue remained relatively unchanged, decreasing by only $38 thousand during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Interest Income
Interest income increased by $3.1 million, or 93.5%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $1.3 million, or 3.1%, and $3.0 million, or 5.5%, respectively, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, allocated overhead costs and repairs and maintenance expenses, partially offset by a decrease in insurance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 56 properties we acquired during 2024.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $0.9 million, or 4.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a net decrease in overall compensation costs related to a workforce reduction and reorganization and other various general and administrative expenses.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense increased by $0.7 million, or 1.3%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2024 and an increase in amortization of deferred leasing costs, partially offset by a decrease in depreciation expense due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2024. Our Total Portfolio depreciation and amortization expense increased by $11.9 million, or 17.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the incremental expense from the 56 properties we acquired during 2024.
Other Expenses
Our Total Portfolio other expenses increased by $3.7 million from $0.5 million for the three months ended September 30, 2024 to $4.2 million for three months ended September 30, 2025, primarily due to $2.7 million of severance costs related to a workforce reorganization and $1.3 million in other nonrecurring expenses, partially offset by a $0.4 million decrease in write-offs of construction related costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense decreased by $1.9 million, or 6.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $0.7 million decrease resulting from new interest rate swaps on our $400.0 million term loan facility, which were effective on July 1, 2025, and carried lower fixed rates than the swaps they replaced, a $0.7 million decrease due to the repayment of the $100 Million Notes in August 2025 and a $0.7 million decrease due to higher capitalized interest related to repositioning and redevelopment activities.
Gains on Sale of Real Estate
During the three months ended September 30, 2025, we recognized gains on sale of real estate of $28.6 million from the disposition of three properties that were sold for an aggregate gross sales price of $53.6 million. During the three months ended September 30, 2024, we recognized gains on sale of real estate of $1.7 million from the disposition of one property that was sold for a gross sales price of $7.3 million.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
	2025	2024		Change	2025	2024		Change
REVENUES
Rental income	$573,711	$563,695	$10,016	1.8%	$737,146	$682,359	$54,787	8.0%
Management and leasing services	—	—	—	—%	392	444	(52)	(11.7)%
Interest income	—	—	—	—%	17,498	10,709	6,789	63.4%
TOTAL REVENUES	573,711	563,695	10,016	1.8%	755,036	693,512	61,524	8.9%
OPERATING EXPENSES
Property expenses	127,326	122,980	4,346	3.5%	168,438	154,254	14,184	9.2%
General and administrative	—	—	—	—%	59,657	60,213	(556)	(0.9)%
Depreciation and amortization	159,105	153,388	5,717	3.7%	239,100	203,415	35,685	17.5%
TOTAL OPERATING EXPENSES	286,431	276,368	10,063	3.6%	467,195	417,882	49,313	11.8%
OTHER EXPENSES
Other expenses	—	—	—	—%	6,701	2,204	4,497	204.0%
Interest expense	—	—	—	—%	79,452	70,423	9,029	12.8%
TOTAL EXPENSES	286,431	276,368	10,063	3.6%	553,348	490,509	62,839	12.8%
Debt extinguishment and modification expenses	—	—	—	—%	(291)	—	(291)	—%
Gains on sale of real estate	—	—	—	—%	86,101	18,013	68,088	378.0%
NET INCOME	$287,280	$287,327	$(47)	—%	$287,498	$221,016	$66,482	30.1%
Rental Income
In the following table, we present the components of rental income for the nine months ended September 30, 2025 and September 30, 2024, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
Category	2025	2024		Change	2025	2024		Change
Rental revenue(1)	$475,824	$468,154	$7,670	1.6%	$609,019	$563,963	$45,056	8.0%
Tenant reimbursements (2)	96,298	93,790	2,508	2.7%	125,871	116,301	9,570	8.2%
Other income(3)	1,589	1,751	(162)	(9.3)%	2,256	2,095	161	7.7%
Rental income	$573,711	$563,695	$10,016	1.8%	$737,146	$682,359	$54,787	8.0%
Our Same Property Portfolio and Total Portfolio rental income increased by $10.0 million, or 1.8%, and $54.8 million, or 8.0%, respectively, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $7.7 million, or 1.6%, and $45.1 million, or 8.0%, respectively, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in average rental rates on new and renewal leases and an increase of $0.7 million in lease termination income, partially offset by a decrease of $3.1 million in amortization of net below-market lease intangibles and a decrease in average occupancy rates. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 56 properties we acquired during 2024 and net lease termination income of $8.9 million recognized in the first quarter of 2025, which includes lump-sum lease termination fees and write-offs of deferred rent receivables and below-market lease intangibles associated with the lease terminations.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $2.5 million, or 2.7%, and our Total Portfolio tenant reimbursements revenue increased by $9.6 million, or 8.2% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses, an increase in tenant reimbursements from timing differences in completing prior year recoverable expense reconciliations, and higher billings for utilities and other reimbursable expenses, partially offset by lower reimbursable insurance expenses. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental tenant reimbursements from the 56 properties we acquired during 2024.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income decreased by $0.2 million, or 9.3%, and increased by $0.2 million, or 7.7%, respectively, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to changes in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue remained relatively unchanged, decreasing by only $0.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Interest Income
Interest income increased by $6.8 million, or 63.4%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $4.3 million, or 3.5%, and $14.2 million, or 9.2%, respectively, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, repairs and maintenance expenses, allocated overhead costs and utility expenses, partially offset by a decrease in insurance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 56 properties we acquired during 2024.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $0.6 million, or 0.9%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a net decrease in overall compensation costs related to a workforce reduction and reorganization.

Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense increased by $5.7 million, or 3.7%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in depreciation expense related to capital improvements placed into service subsequent to January 1, 2024, a $4.0 million write-off of acquisition-related in-place-lease costs resulting from an early lease termination, and an increase in amortization of deferred leasing costs, including a $0.6 million write-off of deferred leasing costs resulting from an early lease termination, partially offset by decrease in depreciation and amortization expense due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2024. Our Total Portfolio depreciation and amortization expense increased by $35.7 million, or 17.5%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the incremental expense from the 56 properties we acquired between January 1, 2024 and September 30, 2025.
Other Expenses
Our Total Portfolio other expenses increased by $4.5 million from $2.2 million for the nine months ended September 30, 2024, to $6.7 million for the nine months ended September 30, 2025, primarily due to $4.4 million of severance costs related to a workforce reduction and reorganization and $1.3 million in other nonrecurring expenses, partially offset by a $0.8 million decrease in construction demolition costs and a $0.6 million decrease in write-offs of construction-related costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense increased by $9.0 million, or 12.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $13.3 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024, partially offset by a $2.7 million decrease due to higher capitalized interest related to repositioning and redevelopment activities, a $0.7 million decrease resulting from new interest rate swaps on our $400.0 million term loan facility, which were effective on July 1, 2025, and carried lower fixed rates than the swaps they replaced, and a $0.7 million decrease due to the repayment of the $100 Million Notes in August 2025.
Debt Extinguishment and Modification Expenses
Debt extinguishment and modification expenses of $0.3 million for the nine months ended September 30, 2025, is comprised of a $0.2 million loss on extinguishment of debt from the write-off of unamortized debt issuance costs attributable to creditors in the unsecured revolving credit facility that were not included in the May 2025 amended senior unsecured credit agreement and $0.1 million of third-party fees associated with the modification of the $400.0 million unsecured term loan facility.
Gains on Sale of Real Estate
During the nine months ended September 30, 2025, we recognized gains on sale of real estate of $86.1 million from the disposition of six properties that were sold for an aggregate gross sales price of $187.6 million. During the nine months ended September 30, 2024, we recognized gains on sale of real estate of $18.0 million from the disposition of five properties that were sold for an aggregate gross sales price of $44.3 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$93,056	$70,722	$287,498	$221,016
Adjustments:
Depreciation and amortization	81,172	69,241	239,100	203,415
Gains on sale of real estate	(28,583)	(1,745)	(86,101)	(18,013)
Funds From Operations (FFO)	$145,645	$138,218	$440,497	$406,418
Adjustments:
Acquisition expenses(1)	161	6	263	114
Debt extinguishment and modification expenses	—	—	291	—
Amortization of loss on termination of interest rate swaps	—	59	—	177
Non-capitalizable demolition costs(1)	—	—	365	1,127
Severance costs(1)(2)	2,728	—	4,410	—
Other nonrecurring expenses(1)	1,259	—	1,259	—
Core FFO	$149,793	$138,283	$447,085	$407,836
Less: preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: Core FFO attributable to noncontrolling interests(3)	(5,045)	(5,391)	(15,485)	(16,035)
Less: Core FFO attributable to participating securities(4)	(734)	(567)	(2,225)	(1,725)
Company share of Core FFO	$141,700	$130,011	$422,432	$383,133

(1)Amounts are included in the line item “Other expenses” in the consolidated statements of operations.
(2)Includes costs associated with workforce reduction and workforce reorganization.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income	$246,757	$238,396	$737,146	$682,359
Less: Property expenses	57,879	54,867	168,438	154,254
Net Operating Income	$188,878	$183,529	$568,708	$528,105
Above/(below) market lease revenue adjustments	(5,254)	(6,635)	(20,228)	(21,494)
Straight line rental revenue adjustment	(8,164)	(11,441)	(20,599)	(28,376)
Cash Net Operating Income	$175,460	$165,453	$527,881	$478,235

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$93,056	$70,722	$287,498	$221,016
Adjustments:
General and administrative	20,037	20,926	59,657	60,213
Depreciation and amortization	81,172	69,241	239,100	203,415
Other expenses	4,218	492	6,701	2,204
Interest expense	25,463	27,340	79,452	70,423
Debt extinguishment and modification expenses	—	—	291	—
Management and leasing services	(118)	(156)	(392)	(444)
Interest income	(6,367)	(3,291)	(17,498)	(10,709)
Gains on sale of real estate	(28,583)	(1,745)	(86,101)	(18,013)
Net Operating Income	$188,878	$183,529	$568,708	$528,105
Above/(below) market lease revenue adjustments	(5,254)	(6,635)	(20,228)	(21,494)
Straight line rental revenue adjustment	(8,164)	(11,441)	(20,599)	(28,376)
Cash Net Operating Income	$175,460	$165,453	$527,881	$478,235
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$93,056	$70,722	$287,498	$221,016
Interest expense	25,463	27,340	79,452	70,423
Depreciation and amortization	81,172	69,241	239,100	203,415
Gains on sale of real estate	(28,583)	(1,745)	(86,101)	(18,013)
EBITDAre	$171,108	$165,558	$519,949	$476,841

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At September 30, 2025, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of September 30, 2025, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.3 billion, with $7.6 million due within 12 months;
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $414.9 million, of which $124.1 million is due within 12 months;
•Commitments of $93.2 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $24.3 million, of which $1.6 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of September 30, 2025, our cash and cash equivalents were $249.0 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.245 billion available for future borrowings after giving effect to the $4.6 million letter of credit that was issued under the unsecured revolving credit facility.

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
During the nine months ended September 30, 2025, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the 2023 ATM Program.
As of September 30, 2025, approximately $927.4 million of common stock remains available to be sold under the 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
During the nine months ended September 30, 2025, we completed the sale of six properties for an aggregate gross sales price of $187.6 million and net cash proceeds of $180.1 million. At the time of each sale, the cash proceeds were transferred to qualified intermediaries (“QIs”) to facilitate tax-deferred like-kind exchanges under 1031 Exchange. While held by QIs, these proceeds are classified as restricted cash on our consolidated balance sheets.
During the three months ended September 30, 2025, approximately $117.5 million was released from the QIs, as we were unable to identify replacement properties that met our investment criteria within the applicable 1031 Exchange period. Subsequent to September 30, 2025, an additional $44.4 million was released from the QIs, leaving a remaining $21.0 million held by QIs as of the date of this Quarterly Report on Form 10-Q.
We anticipate continuing to selectively and opportunistically dispose of properties; however, the timing of any potential future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
Investment Grade Rating
Our credit ratings at September 30, 2025, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at September 30, 2025, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
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
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. As of September 30, 2025, the sustainability-

linked pricing adjustment was zero for both the applicable margin and the credit facility fee.
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
As of the filing date of this Quarterly Report on Form 10-Q, we did not have any borrowings outstanding under the Revolver and had $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.245 billion available for future borrowings.
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
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. As discussed above under “— Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Redevelopment of Properties,” as of September 30, 2025, 28 of our properties were under current repositioning/redevelopment or lease-up. We currently estimate that approximately $130.9 million of capital will be required over the next few years to complete the repositioning/redevelopment of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services (including as a result of trade disputes and tariffs) and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these projects through a combination of available cash on hand, the issuance of common stock under the 2023 ATM Program, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Nine Months Ended September 30, 2025
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$171,046	38,828,590	$4.41
Recurring Capital Expenditures(5)	10,761	51,052,096	$0.21
Total Capital Expenditures	$181,807
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
On October 13, 2025, our board of directors declared the following quarterly cash dividends/distributions record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.43	December 31, 2025	January 15, 2026
OP Units	$0.43	December 31, 2025	January 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2025	December 31, 2025
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2025	December 31, 2025
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2025	December 31, 2025
Stock Repurchase Programs
On February 3, 2025, our board of directors (the “Board”) authorized a stock repurchase program under which we may repurchase up to a maximum of $300.0 million of our outstanding common stock (the “Initial Repurchase Program”). The Board’s authorization for the Initial Repurchase Program was set to expire on February 3, 2027, unless modified, extended or terminated earlier by the Board at its discretion. On August 29, 2025, the Board terminated the Initial Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500 million of our outstanding common stock (the “New Repurchase Program”). The New Repurchase Plan replaces and supersedes, in all respects, the Initial Repurchase Plan. The Board's authorization for the New Repurchase Program expires on September 1, 2027, unless modified, extended or earlier terminated by the Board in its discretion.
Under our stock repurchase programs, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of the purchase will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions.
During the three and nine months ended September 30, 2025, we repurchased 3,883,845 shares of common stock under the stock repurchase programs for a total of $150.0 million at a weighted average price of $38.62 per share. Of the $150.0 million repurchased, $100.0 million was repurchased under the Initial Repurchase Program prior to its termination and $50.0 million was repurchased under the New Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of September 30, 2025, $450.0 million remained available under the New Repurchase Program.

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2025:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/30/2029	(3)	S+0.725%	(4)	4.965%	(5)	$—
$575M Exchangeable Senior Notes due 2027(6)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.800%	(4)	3.717%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(6)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Term Loan	5/30/2030		S+0.800%	(4)	4.214%	(8)	400,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,175,000

Secured Debt:
$60M Term Loan(9)	10/27/2026	(9)	S+1.250%	(9)	5.060%		$60,000
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,749
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		13,915
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,710
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,378
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,644
Total Secured Debt							$103,896
Total Consolidated Debt					3.741%		$3,278,896
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2025, and includes the effect of interest rate swaps that were active as of September 30, 2025, including the interest rate swaps with a combined notional value of $400 million that were executed on June 30, 2025 with an effective date of July 1, 2025. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $29.2 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2025.
(3)The Revolver has two six-month extensions, subject to certain terms and conditions.
(4)As of September 30, 2025, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan (increased by a 0.10% SOFR adjustment for the $300 Million Term Loan), plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Facility, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of September 30, 2025, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero. The effective rate assumes daily SOFR of 4.240% as of September 30, 2025.

(6)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(7)As of September 30, 2025, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.71725% after adding the SOFR adjustment, applicable margin and sustainability-related rate adjustment.
(8)We effectively fixed daily SOFR related to our $400.0 million unsecured term loan at a weighted average rate of 3.41375%, commencing on July 1, 2025 through May 30, 2030, through the use of three new interest rate swaps that we executed on June 30, 2025. The all-in fixed rate on our $400.0 million unsecured term loan is 4.21375% after adding the applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of September 30, 2025, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties. On July 11, 2025, we exercised a one-year extension option, extending the maturity date of this loan to October 27, 2026. Subsequently, on September 2, 2025, we amended this loan to, among other changes, add two additional one-year extension options. As of September 30, 2025, we have three remaining one-year extension options available, subject to certain terms and conditions.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2025:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	3.5	3.741%	$3,278,896	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	1.7	4.590%	$103,896	3%
Unsecured	3.6	3.713%	$3,175,000	97%
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2025. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $29.2 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2025.
(3)Fixed-rate debt includes our variable-rate debt that has been effectively fixed through the use of interest rate swaps through maturity.
At September 30, 2025, we had consolidated indebtedness of $3.3 billion, reflecting a net debt to total combined market capitalization of approximately 23.2%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Credit Agreement, $60 Million Term Loan, $125 Million Notes and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with, including the following covenants which are tested on a quarterly basis:
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement and $60 Million Term Loan, maintaining a ratio of secured debt to total asset value of not more than 45%;

•For the $125 Million Notes and Series 2019A and 2019B Notes (together the “Senior Notes”), maintaining a ratio of secured debt to total asset value of not more than 40%;
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
We were in compliance with all of our required quarterly financial debt covenants as of September 30, 2025.
Cash Flows
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Cash provided by operating activities	$430,340	$362,661	$67,679
Cash used in investing activities	$(71,381)	$(1,539,143)	$1,467,762
Cash (used in) provided by financing activities	$(100,510)	$1,204,874	$(1,305,384)
Net cash provided by operating activities. Net cash provided by operating activities increased by $67.7 million to $430.3 million for the nine months ended September 30, 2025, compared to $362.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to favorable changes in working capital (primarily prepaid rent), incremental cash flows from property acquisitions completed during 2024 and higher Cash NOI from our Same Property Portfolio, partially offset by an increase in cash interest paid compared to the prior-year period.
Net cash used in investing activities. Net cash used in investing activities decreased by $1.47 billion to $71.4 million for the nine months ended September 30, 2025, compared to $1.54 billion for the nine months ended September 30, 2024. The decrease was primarily attributable to a $1.30 billion decrease in cash paid for property acquisitions, as no acquisitions were made during the current period, and a $138.8 million increase in proceeds from the sale of real estate for comparable periods.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $100.5 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $1.2 billion for the nine months ended September 30, 2024. The $1.3 billion decrease in net cash flows was primarily attributable to the following: (i) a decrease of $1.1 billion in net cash proceeds from the issuance of the Exchangeable Notes in March 2024, (ii) $150.1 million in cash used for the repurchase of common stock during the third quarter of 2025, with no comparable activity in the prior-year period, (iii) the $100.0 million repayment of the $100 Million Notes in August 2025, and (iv) a $36.0 million increase in cash dividends paid to common stockholders and common unitholders, reflecting both a higher quarterly per share/unit cash dividend and an increase in the number of common shares outstanding. These decreases were partially offset by a $107.7 million increase in net cash proceeds from the issuance of shares of our common stock.
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

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 2 of this Form 10-Q. For a summary of our interest rate swaps and recent transactions, see “Note 8 – Interest Rate Derivatives” to our consolidated financial statements.
As of September 30, 2025, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.28 billion. As of September 30, 2025, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of September 30, 2025, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report.
Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2025 to July 31, 2025	206	$36.83	—	$300,000
August 1, 2025 to August 31, 2025	2,697,351	$37.08	2,697,100	$500,000
September 1, 2025 to September 30, 2025	1,187,567	$42.13	1,186,745	$450,000
	3,885,124	$38.62	3,883,845
(1)Includes 1,279 shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
(2)On February 3, 2025, the Board authorized the Initial Repurchase Program for the repurchase of up to $300.0 million of our outstanding common stock. The Initial Repurchase Program was set to expire on February 3, 2027, unless modified, extended or terminated earlier by the Board at its discretion. During August 2025 we repurchased 2,697,100 shares of common stock for $100.0 million. On August 29, 2025, the Board terminated the Initial Repurchase Program and authorized the New Repurchase Program for the repurchase of up to $500.0 million of our outstanding common stock. The New Repurchase Plan replaced and superseded, in all respects, the Initial Repurchase Plan. The New Repurchase Program expires by its terms on September 1, 2027, unless modified, extended or terminated earlier by the Board in its discretion. During September 2025 we repurchased 1,186,745 shares of common stock for $50.0 million.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None

(b). None
(c). During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
10.1
Equity Distribution Agreement, dated July 22, 2025, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BMO Capital Markets Corp. and Bank of Montreal (incorporated by reference to Exhibit 1.1 of Form 8-K, filed by the registrant on July 23, 2025).

10.2
Equity Distribution Agreement, dated July 22, 2025, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BNP Paribas Securities Corp. and BNP PARIBAS (incorporated by reference to Exhibit 1.2 of Form 8-K, filed by the registrant on July 23, 2025).

10.3
Omnibus Amendment to Equity Distribution Agreement, dated July 22, 2025, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC and their respective affiliates (incorporated by reference to Exhibit 1.3 of Form 8-K, filed by the registrant on July 23, 2025).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

October 17, 2025	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

October 17, 2025	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

October 17, 2025	/s/ Michael Fitzmaurice
Michael Fitzmaurice
Chief Financial Officer (Principal Financial and Accounting Officer)