Form 10-K
period 2025-12-31
Rexford Industrial Realty, Inc.
filed 2026-02-11
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
.._______________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2025, as reported on the New York Stock Exchange (“NYSE”) was approximately $8.4 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 212,421 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at February 6, 2026 was 231,843,837.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
•risks associated with development and repositioning activities, including the possibility that costs may exceed original estimates, the time to complete a project or to lease up the completed project may be greater than originally anticipated or changes in entitlements or laws may impact or prevent execution of intended projects, including without limitation, California Assembly Bill 98 and California Senate Bill 415;
•potential natural disasters such as earthquakes, wildfires or floods;
•the consequence of any future security alerts and/or terrorist attacks;
•national, international, regional and local economic conditions, including impacts and uncertainty from trade disputes and tariffs on goods imported to the United States and goods exported to other countries;
•the general level of interest rates;
•potential impacts of inflation;
•potential changes in or interpretation and enforcement of the law, governmental regulations or executive orders that affect us and interpretations of those laws, regulations and executive orders, including changes in real estate and zoning or real estate investment trust (“REIT”) tax laws, potential increases in real property tax rates and other matters related to operating our business;
•financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•lack of or insufficient amounts of insurance;
•our failure to complete acquisitions and dispositions;
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
•Illiquidity of real estate investments and our ability to complete dispositions on expected terms and timing could adversely affect our results of operations, financial condition and cash flows.

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
•Stockholder activism and public campaigns could divert our board of directors and management, increase costs, and adversely affect financial results, as well as increase stock price volatility.
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
We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, develop, lease and manage industrial real estate primarily located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial property. We also sell assets programmatically as part of our capital allocation strategy. As of December 31, 2025, our consolidated portfolio consisted of 419 properties with approximately 51.2 million rentable square feet.
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
Internal Growth through Intensive, Value-Add Asset Management.
We employ an intensive asset management strategy that is designed to increase cash flow and occupancy from our properties. Our strategy includes proactive renewal of existing tenants, re-tenanting to achieve higher rents, and repositioning and developing industrial property by renovating, modernizing, increasing functionality or constructing new industrial-use buildings to increase cash flow and value. For example, we sometimes convert formerly single-tenant properties to multi-tenant occupancy to capitalize upon the higher per square foot rents generated by smaller spaces in our target markets in addition to adding or improving loading access and increasing fire, life-safety and building operating systems, among other value-add initiatives. We believe that by undertaking such conversions or other functional enhancements, we can position our properties to attract a larger universe of potential tenants, increase occupancy, tenant quality and rental rates. We also believe that multi-tenant properties, as well as single mid-size buildings, help to limit our exposure to tenant default risk and to diversify our sources of cash flow. In addition to these repositioning efforts, our strategy includes developing new industrial‑use buildings on a selective basis. Additionally, our proactive approach to leasing and asset management is driven by our in-house asset management, leasing, construction management and customer solutions departments and team of portfolio and property managers who maintain direct, day-to-day relationships and dialogue with our tenants, which we believe enhances recurring cash flow and reduces periods of vacancy.
Accretive Capital Recycling.
Our disciplined capital recycling strategy is positioned to enhance portfolio quality and drive long‑term value creation. In 2025, disposition activity focused on the opportunistic and selective sale of underperforming or fully-valued assets. Going forward, we expect disposition activity to be programmatic and continue to include such opportunistic sales, and we may also dispose of certain properties originally planned for development or repositioning when a sale represents a more attractive alternative to proceeding with additional capital investment. Proceeds may be redeployed into higher‑return opportunities, including value‑add repositioning projects, share repurchases, and, when appropriate, selective acquisition opportunities.
External Growth through Acquisitions.
Disciplined acquisitions in our prime Southern California infill markets remain an important element of our long-term external growth strategy. We believe that our relationship-, data- and event-driven research positions us to identify and capitalize on asset mispricing and market inefficiencies when attractive opportunities emerge. When pursuing acquisitions, we focus on assets with value-add opportunities to increase their cash flow and asset values, often targeting and catalyzing off-market or lightly marketed transactions where our execution abilities and market credibility encourage owners to sell assets to us at what we consider pricing that is more favorable than heavily marketed transactions. We also seek to source transactions from owners with generational ownership shift, fund divestment, sale-leaseback/corporate surplus, maturing loans, some facing liquidity needs or financial stress, including loans that lack economical refinancing options. We also believe our deep market presence and relationships may enable us to selectively acquire assets in marketed transactions that may be difficult to access for less focused buyers.
Competitive Strengths
We believe that our investment strategy and operating model distinguishes us from other owners, operators and acquirers of industrial real estate in several important ways, including the following:
Focus on Industrial Assets in Southern California’s Infill Market: We intend to continue our core strategy of owning and operating industrial properties within Southern California’s infill regions. Infill markets are considered high-barrier-to-entry markets with scarcity of vacant or developable land and high concentrations of people, jobs, housing, income, wages and consumption. We believe Southern California’s infill industrial property market is the largest, most fragmented industrial market in the nation, demonstrating favorable long-term tenant demand fundamentals in the face of an ongoing long-term scarcity and diminishment of supply over time. We have a portfolio of 419 properties totaling approximately 51.2 million square feet, which are all strategically located in Southern California infill markets.
Diversified Tenant Mix: Our portfolio is leased to a broad tenant base, drawn from diverse industry sectors. We believe that this diversification reduces our exposure to tenant default risk and earnings volatility. As of December 31, 2025, we had 1,558 leases, with no single tenant accounting for more than 2.4% of our total annualized base rent. Our portfolio is also geographically diversified within the Southern California market across the following submarkets: Los Angeles 57.3%; San Bernardino 18.7%; Orange County 10.9%; San Diego 6.8%; and Ventura 6.3%.
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
Value-Add Repositioning and Development Expertise: Our in-house development and construction management team employs an entrepreneurial approach to development and repositioning activities that are designed to increase the functionality, cash flow and value of our properties. Repositioning activities include converting large, underutilized spaces into a series of smaller and more functional spaces, creating generic industrial space that appeals to a wide range of tenants, adding additional square footage and modernizing properties by, among other things, upgrading fire, life-safety and building operating systems, resolving functional obsolescence, adding or enhancing loading areas and truck access and making other accretive modernization improvements. Our environmental, social and governance (ESG) goals influence our repositioning and development projects, where we focus on transforming outdated and inefficient buildings into high functioning, energy efficient and higher value industrial properties. Additionally, we pursue U.S. Green Building Council LEED certification for all ground-up developments. This repositioning and development work has the potential to revitalize our communities while reducing negative environmental impact. Development activities include fully or partially demolishing an existing building(s) due to building obsolescence and/or a property with excess or vacant land and constructing a ground-up building.

Growth-Oriented, Flexible and Conservative Capital Structure: Our capital structure is designed to provide us with the resources, financial flexibility and capacity to support the future growth of our business. Since our initial public offering, we have raised capital through ten public offerings of our common stock, three public offerings of preferred stock, sales of common stock under our various at-the-market equity offering programs, three public offerings of senior notes and a private offering of exchangeable senior notes. We currently have an at-the-market equity offering program pursuant to which we may sell from time to time up to an aggregate of $1.25 billion of our common stock directly through sales agents or by entering into forward equity sale agreements with certain financial institutions acting as forward purchasers (the “ATM Program”). As of the filing date of this Annual Report on Form 10-K, we have sold $322.6 million of our common stock under the ATM Program, leaving us with the capacity to issue up to $927.4 million of additional shares. We also have a credit agreement with a $1.25 billion unsecured revolving credit facility, and as of the filing date of this Annual Report on Form 10-K, we only had $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.245 billion available for future borrowings. The credit agreement has an accordion feature that permits us to request additional lender commitments up to an additional $1.05 billion, which may be comprised of additional revolving commitments, term loan commitments or any combination thereof, subject to certain conditions. As of December 31, 2025, our ratio of net debt to total market capitalization was 24.9%. We also maintain a Board‑authorized share repurchase program as part of our capital allocation strategy. During 2025, we repurchased $250 million of our common stock. Subsequent to December 31, 2025, we repurchased and settled $13.4 million of our common stock, and as of the filing date of this Annual Report on Form 10‑K, $486.6 million remained authorized for future repurchases.
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
Insurance
Commercial property, liability, environmental, earthquake and terrorism coverage is carried on all the properties in our portfolio under blanket or standalone insurance policies. In addition, we hold other environmental policies for certain properties with known environmental conditions that provide for additional coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by floods (unless the property is located in certain flood plains), riots, war and wildfires. Substantially all of our properties are located in areas that are subject to earthquakes, and while we maintain earthquake insurance coverage, the events are subject to material deductibles and exclusions. Since May 2024, we have managed a portion of our earthquake insurance indirectly through our wholly-owned captive insurance company, which provides $25.0 million of earthquake coverage to the Company and its affiliates for earthquake claims in excess of $350.0 million. Additionally, seismic risks are evaluated for properties during acquisition by a qualified structural engineer and to the extent that the engineer identifies a property with weaknesses that contribute to a high statistical risk, the property will generally be structurally retrofitted to reduce the statistical risk to an acceptable level.
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

Human Capital
As of December 31, 2025, we employed 256 individuals, supported by five regional offices within our Southern California market. These offices facilitate servicing our business and tenants, optimizing staff welfare and productivity, and minimizing commute times. We utilize a hybrid work environment, balancing opportunities to work remotely within Southern California with regular access to various offices, thereby allowing them flexible working conditions while achieving performance objectives and maintaining business continuity. We believe that we maintain positive relations with our employees, none of whom are represented by a union. We have implemented a Code of Business Conduct and Ethics, and Policies and Procedures for Complaints Regarding Accounting and Fraud. This includes a dedicated phone number and website for employees to voice anonymous concerns, which are subsequently brought to the attention of our independent audit committee of the board of directors and our general counsel. These policies apply to all employees, and receipt and review by each employee is documented and verified annually.
Employee Engagement and Support
We believe employee engagement and recognition of strong performance are key components of a strong corporate culture and essential determinants of our future success. As part of our ongoing efforts to encourage employee engagement, we routinely solicit employee feedback, sometimes via anonymous surveys, and hold team-building events. Our employees also actively participated in monthly volunteer events, collectively contributing 3,352 hours in 2025 to support and give back to our communities, surpassing our goal of 3,000 hours. Employees received formal recognition awards during our all-company quarterly meetings after being nominated by their peers for outstanding demonstration of our Core Values. Each employee also undergoes performance discussions at least twice per year, with annual compensation adjustment consideration based on market trends, individual contributions, and company performance. Our voluntary turnover rate was 5% in 2025, and our referral rate for new hires was 37%, which we believe reflects strong employee engagement and commitment. Additionally, all employees receive weekly updates via email from our executive management team.
We offer and encourage ongoing employee training and advancement opportunities, with a wide variety of courses on topics including management, leadership, personal development, diversity and inclusion, sexual harassment prevention, anti-bribery practices, health and safety, and technical skills development. Many of our employees have contributed to the creation of learning content, leveraging their expertise to promote a culture of learning and engagement. On average, each employee completed over 27 hours of focused training in 2025. We also have a tuition reimbursement program, providing employees with additional opportunities to grow and succeed in their careers. Our employee engagement platform, launched in 2023, continues to foster connection and participation across our workforce, achieving a 98% participation rate and reinforcing our commitment to an engaged and collaborative culture.
Additionally, we have a paid parental leave policy for birthing and non-birthing parents, supporting the bonding and wellness of our employees and their newborn children. In 2022, we introduced a flexible time-off policy, allowing employees to take time off as needed and balanced with the needs of their departments without accruing hours. We believe this approach supports a healthy work-life balance while enabling employees to exercise judgment in managing their workload and contributing to the Company’s goals. In 2024, we implemented a Wellness Incentive Program to encourage health-focused activities and provide tailored resources for healthier lifestyles. The program resulted in benefits such as lowered monthly medical premiums and personalized health insights to support long-term wellness goals.
Workforce Diversity, Equity and Inclusion
We seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. The Company values diversity in experience, background, and ethnicity, and it is our policy to recruit talent based on skill, knowledge, attitude and experience, using legally compliant methods and without discrimination on the basis of any legally protected characteristic. Our workforce is 63% female or non-binary and 37% male, with 57% identifying as racial or ethnic minorities. At the director level and above, 49% are female and 51% male. As of December 31, 2025, our nine-member board was 44% female and 22% ethnically diverse.
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
All of our properties are located in Southern California, which may expose us to greater or lesser economic risks than if we owned a more geographically-diverse portfolio. We are particularly susceptible to adverse economic or other conditions in Southern California, as well as to natural disasters that occur in this market. Most of our properties are located in areas known to be seismically active. While we diversify the geographic concentrations of assets within Southern California and carry insurance for losses resulting from earthquakes (and other casualties), the amount of our coverage may not always be sufficient to fully cover losses from earthquakes and other casualties, and the policies are subject to material deductibles and self-insured retention. The Southern California market has experienced downturns in past years. Any future downturns in the Southern California economy could impact our tenants’ ability to continue to meet their rental obligations or otherwise adversely affect the size of our tenant base, which could materially adversely affect our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders. If a material reduction of imports were to occur at the Ports of Los Angeles and Long Beach, through impacts from tariffs and trade policy, material labor issue or other reasons, it could reduce the need for tenants to store related imported goods in our properties and result in higher market vacancy and lower rents. We cannot assure you that the Southern California market will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in the Southern California market. In addition, the State of California is more highly regulated and taxed than many other states, all of which may reduce demand for industrial space in California and may make it costlier to operate our business. Additionally, conditions in Southern California related to homelessness, crime, tax rates and heightened regulation could negatively impact economic conditions and make tenants less desirous to lease properties from us. In November 2022, various transfer tax ballot measures passed, including Measure ULA in the City of Los Angeles. As of December 31, 2025, we owned properties in the City of Los Angeles representing approximately 12% of the rentable square footage of our portfolio. Beginning on April 1, 2023, Measure ULA imposed an additional fee at the time of sale at a rate of 4% for properties between $5 million and $10 million and 5.5% for those $10 million or above. During 2025, we did not sell any of our properties located in the City of Los Angeles, and as such, we were not impacted by Measure ULA. Additional California ballot measure initiatives have sought the removal of Proposition 13 property tax protections, which proposals have not passed, but if successful could cause a significant increase in property taxes at our properties. Any adverse economic or real estate developments in the Southern California market as described above, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact us and our stockholders.

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
Our properties are concentrated in certain industries, which, as of December 31, 2025, included the following (and accounted for the percentage of our total annualized base rent indicated): Manufacturing (22.5%), Wholesale Trade (21.7%) and Transportation and Warehousing (21.6%). Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to extend its current lease or enter into new leases, which could materially and adversely affect us.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of properties that meet certain investment criteria in our target markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all, which could impede our intended rate of growth or a higher number of potential acquisition transactions may not consummate due to changes in market conditions or otherwise, which may result in higher deal pursuit expenses incurred without benefiting from the projected revenue growth of such uncompleted acquisition. We may acquire properties utilized for non-industrial uses, including office properties, where our long-term strategy is to develop or reposition such office asset into industrial property. Prior to executing our strategy, we may lack non-industrial property management expertise necessary to optimally manage the non-industrial properties.
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
As of December 31, 2025, approximately 77% of the acquisitions by property count completed by us since our initial public offering (“IPO”) were acquired in off-market or lightly-marketed transactions, which are transactions that are characterized by a lack of a formal marketing process and lack of widely-disseminated marketing materials. Properties that are acquired by off-market or lightly-marketed transactions are typically more attractive to us as a purchaser and are a core part of our strategic plan, because the absence of a formal or extended marketing/bidding period typically results in more favorable pricing, more favorable non-economic terms and often an ability to close transactions more rapidly. If we cannot obtain off-market or lightly-marketed deal flow in the future, our ability to locate and acquire additional properties in the manner in which we have historically may be adversely affected and may cause us to revisit our core strategies.
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
During the twelve months ended December 2025, the consumer price index increased by approximately 2.7%, compared to the twelve months ended December 2024. Federal policies and global events, including fluctuations in oil prices, the ongoing conflicts between Russia and Ukraine, speculation regarding impending political and governing policy, and events in the Middle East, may have contributed to, and may continue to contribute to, increases in the consumer price index.
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
In addition, most of our leases provide for fixed annual rent increases of three percent or greater. However, the impact of the current rate of inflation of 2.7% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
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

From 2024 through 2025, following a rapid series of rate increases in 2022 and 2023 to curb inflation, the Federal Reserve Board began easing policy and lowered interest rates from their July 2023 peak. Although the Federal Reserve Board may further reduce rates in 2026, future decisions to decrease, hold steady or increase interest rates and the timing of such decisions remain uncertain. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2025, we had $760.0 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix all $760.0 million of our variable-rate indebtedness, and we may enter into other hedging transactions. The use of hedging transactions involves certain risks.
Inflationary pricing may have a negative effect on the construction costs necessary to complete our repositioning and development projects, including, but not limited to, costs of construction materials, insurance, and labor and services from third-party contractors and suppliers. In addition, new or increased tariffs on construction materials and supplies due to changes in U.S. trade policies could further increase construction costs. Over the past decade the U.S. government has periodically imposed new or increased tariffs on some imported materials and products that are used in construction, including lumber, steel, aluminum and solar panels, which increased the costs of those items. In 2025, President Donald J. Trump announced tariffs on imports from Canada, Mexico, China, and many other countries, and President Trump has expressed a desire to impose new, or further increase existing tariffs. The ultimate impact of the announced tariffs, any future tariffs and volatility in rapidly changing tariff policy will depend on various factors, including whether such tariffs are implemented, the timing of implementation, the amount, scope and nature of any tariffs imposed, and whether various courts uphold the legality of certain tariffs. Certain increases in the costs of construction materials can often be managed in our repositioning and development projects through either general budget contingencies built into our overall construction costs estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current level of inflation and variety of contributing factors, including the imposition of new or increased tariffs, or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.
An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct repositioning, development, and acquisition activity, recycling of capital and leasing activity.
As of December 31, 2025, we had a $1.25 billion unsecured revolving credit facility, $400.0 million term loan facility, $300.0 million term loan facility and $60.0 million term loan facility bearing interest at variable rates on amounts drawn and outstanding. As of December 31, 2025, the variable interest rate on the $300.0 million term loan facility has been swapped to a fixed rate of 2.81725% through its maturity date, and the $400.0 million term loan facility and $60.0 million term loan facility have been swapped to a fixed rate of 3.41375% and 3.71000%, respectively, for a portion of the extension option period following the initial maturity date. There was no amount outstanding on the revolving credit facility and each of our term loan facilities was fully drawn at December 31, 2025. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. During 2025, the Federal Reserve Board decreased the federal funds rate three times, resulting in a range of 3.50% to 3.75% as of December 31, 2025. Although the Federal Reserve Board may further reduce rates in 2026, future decisions to decrease, hold steady or increase interest rates and the timing of such decisions, remain uncertain and the risk of higher overall interest rates still exists. Steady but high interest rates or increases to interest rates would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any repositioning, development and acquisition activity costlier and could also impact demand for space and our leasing activity. Steady but high or rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, steady but high interest rates or increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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
•limited availability of water and higher costs due to droughts;
•reduced tenant appeal and/or investor interest in the event that certain tenant priorities and/or investor expectations regarding sustainability and efficient building practices are not met; and
•cost to achieve commitments to achieve sustainability goals, including net-zero commitments.
In addition, laws and regulations targeting climate change could result in stricter energy efficiency standards and increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to effectively pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. Further, proposed climate change and environmental laws and regulations at the federal, state and local level, including climate change and greenhouse gas emissions (“GHG”) related disclosure rules proposed by the Securities and Exchange Commission, may increase compliance and data collection costs and compliance risks.
In October 2023, California enacted the Climate Corporate Data Accountability Act (SB-253), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (SB-261), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws are expected to require initial disclosures in 2026, subject to adoption of implementing regulations and further guidance by applicable regulatory authorities. The scope, timing and manner of compliance with these requirements remain subject to significant uncertainty and may change as regulatory guidance is finalized. California also enacted the Voluntary Carbon Market Disclosure Act (AB-1305), a third climate-disclosure law that requires entities that operate in the state and make net zero emissions claims, carbon-neutral claims or significant GHG reduction claims to disclose, starting in 2024, information about those claims and the purchase or use of voluntary carbon offsets used to achieve those claims. This disclosure law did not have a material impact on us during 2025 and we continue to monitor developments related to this law and assess its potential application to our disclosures and public statements. Additionally, in 2023 we announced a long-term target to reach net-zero greenhouse gas emissions across scope 1, 2 and 3 by 2045, as well as a near-term science-based target to reduce absolute scope 1 and 2 emissions by 42% by 2030 from a 2022 baseline, aligned with The Science Based Targets initiative (SBTi) 1.5-degree Celsius pathway. While SBTi validated our targets, these goals are voluntary and aspirational, and there can be no assurance or guaranty that we will be able to achieve such goals or accurately track and report the data required to demonstrate progress toward these targets and the required disclosures. Compliance with such laws and commitments may be costly and impact our property operations or result in reputational harm. Stakeholders may respond adversely to any failure to meet such commitments.
Adverse U.S. and global market, economic and political conditions, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East and Venezuela and other events or circumstances beyond our control could have a material adverse effect on us.
Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East and Venezuela, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.
Market, political and economic challenges, including dislocations and volatility in the credit markets, general global economic uncertainty, uncertainty or volatility from matters such as the continued implementation of the governing agenda of President Donald J. Trump, and changes in governmental policy on a variety of matters such as trade, tariffs and manufacturing policies may adversely affect the economy and financial markets, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock.
In addition, global market, political and economic conditions could adversely affect the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.
The Russian invasion of Ukraine in February 2022 and the resulting global governmental responses, including international sanctions imposed on Russia and other countries that are supporting Russia’s invasion of Ukraine, have led to volatility in global markets, disruptions in the energy, agriculture and other industries and have created worldwide inflationary pressures. While the conflict has not caused material disruptions to our operations to date, further escalation of the war between Russia and Ukraine could result in a significant decline in global economic activities and impact our tenants in a manner that may lower the near-term demand for our rental properties or our tenants’ ability to pay rents. In addition, the U.S. recent military operations in Venezuela, and the potential implications geopolitically with other countries (including China) resulting therefrom, could result in further global response. While the recent and ongoing actions in Venezuela have not caused material disruptions to our operations to date, further escalation could result in decline in global economic activities and impact our tenants financially.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concessions, inducements and/or capital expenditures.
As of December 31, 2025, 9.8% of the rentable square footage of our portfolio was vacant or classified as repositioning, development, or lease-up, and leases representing 1.4% of the rentable square footage of our portfolio expired on December 31, 2025. In addition, leases representing 15.1% and 14.0% of the rentable square footage of the properties in our portfolio will expire in 2026 and 2027, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. Our rental rate growth assumptions and forecasting may be wrong. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants.
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
Our real estate development and repositioning activities are subject to risks.
We are actively engaged in the development and repositioning activities with respect to certain of our properties. For such projects, we will be subject to the following risks associated with such development, development and repositioning activities:
•construction, development and repositioning may be unsuccessful and/or costs of a project may exceed original estimates (including as a result of the imposition of tariffs), possibly making the project less profitable than originally estimated, or unprofitable;
•time required to complete the construction, development or repositioning of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•non-industrial properties targeted for development or repositioning may be more difficult to manage compared to our industrial properties where we have the most property management expertise;
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
•statewide and local changes in zoning and land use laws and state attorney general actions that result in moratoriums on industrial and warehouse development or materially restrict the size and uses of industrial and warehouse projects, such as the recently enacted California Assembly Bill 98 and California Senate Bill 415, which enacted statewide heightened industrial development standards effective as of January 1, 2026;
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
We face risks that threaten the confidentiality, integrity and availability of our systems and information associated with IT security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, software vulnerabilities, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Emerging threats include the use of artificial intelligence (“AI”) to automate and enhance cyberattacks, generate sophisticated phishing attempts, bypass traditional security controls, and exploit vulnerabilities more efficiently. AI-powered attacks increase the speed and complexity of cyber threats, making detection and response more challenging. Our IT networks and related systems and information are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of many of our tenants. A security breach or other significant disruption involving our IT networks and related systems could:
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
•Damage our reputation among our tenants, prospective sellers, brokers and investors generally; and
•Subject us to legal liability, including liability under various state and federal data privacy, data security and other laws.
Over the prior five years, the Company has not been subject to any material information security breaches to our knowledge, has not incurred any material financial harm from information security breaches, nor has the Company been subject to any material information security breaches or expenses to our knowledge since our initial formation.
Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, there can be no assurance that our security efforts and measures will always be effective or that attempted security breaches or disruptions would always be thwarted or mitigated. We regularly experience attempted cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. Even the most well-protected information, networks, systems, and facilities are vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized until after being launched against a target. AI-driven threats, including AI-generated malware and automated attack strategies, further exacerbate this risk, as they may evade detection by traditional security measures. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
In order to qualify and maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal and state corporate income tax to the extent that we distribute in any year less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains. Because of these distribution requirements, we are highly dependent on third-party sources to fund capital needs, including any necessary acquisition financing. We may not be able to obtain such financing on favorable terms or at all, and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
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
Subject to the rules related to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2025, we have interest rate swaps with a combined notional value of $760.0 million in place for the purpose of mitigating our exposure to fluctuations in short-term interest rates. For additional details related to our interest rate swap activity, see Note 8 to our consolidated financial statements included in Item 15 of this Report on Form 10-K.
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
Illiquidity of real estate investments and our ability to complete dispositions could adversely affect us.
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
In addition, we may be unable to complete planned dispositions, or we may experience delays or changes in terms, including price reductions or extended closing timelines. An inability to consummate dispositions on expected terms and timing could limit our ability to recycle capital, reduce leverage or redeploy proceeds into higher‑return investments, and could adversely affect our results of operations, financial condition and cash flows. Market conditions, buyer financing availability, due‑diligence or regulatory findings, title or entitlement matters, and required third‑party approvals may each contribute to disposition execution risk.
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
We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, our expected holding period and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses have a direct impact on our operating results, because recording an impairment loss results in a negative adjustment to our publicly reported operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and expected holding periods that could differ materially from actual results in future periods. Deterioration in real estate market conditions or changes in our strategy for a specific asset could cause us to revise our assumptions and recognize additional impairments in future periods.
Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.
In the past we have acquired properties located in markets that are new to us. For example, our predecessor business acquired properties in Arizona and Illinois as part of an acquisition of a portfolio of properties that included properties located in our target markets. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In the past when we have acquired properties outside of our focus market, we have subsequently divested those properties, but this practice could change.
We may choose not to distribute the proceeds of any sales of real estate to our stockholders, which may reduce the amount of our cash distributions to stockholders.
We may choose not to distribute any proceeds from the sale of real estate investments to our stockholders. Instead, we may elect to use such proceeds to:
•acquire additional real estate investments;
•repay debt;
•repurchase our stock;
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
Stockholder activism and related public campaigns could be disruptive and may adversely affect us.
Stockholder activism and related public campaigns could divert the attention of our board of directors and management, generate costs, and create concern among tenants, lenders, and employees. Activist efforts (including stockholder proposals, director nominations, public campaigns or proxy contests) could pressure us to pursue transactions or strategic or governance changes that may not align with our long‑term plan, and there is no assurance any such actions would be accretive or achievable on acceptable terms. Responding to such activities may require significant time and expense and could adversely affect our results of operations or financial condition, as well as increase stock price volatility.
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
Certain Tax Matters Agreements provide that, during a certain period after the applicable transaction, our Operating Partnership will maintain a certain level of debt or offer certain limited partners the opportunity to guarantee its debt, and following such period, our Operating Partnership will use commercially reasonable efforts to provide such limited partners who continue to own at least 50% of the common units or other applicable units they originally received in the applicable transactions with debt guarantee opportunities. Our Operating Partnership will be required to indemnify such limited partners for their tax liabilities resulting from our failure to make such opportunities available to them (plus, in some cases, an additional amount equal to the taxes incurred as a result of such indemnity payment). Among other things, this opportunity to guarantee debt is intended to allow the participating limited partners to defer the recognition of gain in connection with the applicable transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
As of December 31, 2025, we owned 96.5% of the outstanding common units in our Operating Partnership and we may, in connection with future acquisitions of properties or otherwise, cause our Operating Partnership to issue additional common units to third parties. In addition, in connection with our issuances of preferred stock, our Operating Partnership has issued to us preferred units and may issue additional preferred units to us in the future. Furthermore, the Operating Partnership has issued and in the future may issue additional common units and/or preferred units to third parties in connection with acquisitions or otherwise. Existing preferred units have and any future preferred units may have preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with the common units and are structurally senior to our common stock. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
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
•we may also be subject to increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
We may, from time to time, acquire direct or indirect interests in one or more entities that will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and a 100% penalty tax in the event we sell property in a prohibited transaction as described below. In addition, our taxable REIT subsidiary may be subject to tax as a regular corporation in the jurisdictions it operates.
If our Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership will be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet certain of the gross income tests and asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Similarly, if the IRS were successful in treating any other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we may fail to meet certain of the gross income tests and asset tests applicable to REITs and, accordingly, we may cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership would cause such entity to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
    Under applicable tax law, not more than 25% (20% for taxable years beginning after December 31, 217 and before January 1, 2026) of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
To qualify as a REIT, we generally must distribute to our stockholders annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute in any year less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Accordingly, we may not be able to retain sufficient cash flow from operations to meet our debt service requirements and repay our debt. Therefore, we may need to raise additional capital for these purposes, and we cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed. Further, in order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the per share trading price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under current law, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.
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
Our cybersecurity and information security risk management program: (a) is developed in conjunction with, a third-party managed security service provider (MSSP), who helps audit, assess, administer and monitor implementation; (b) once developed, is then integrated into our overall enterprise risk management program, and shares common: methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas; and (c) consists of leveraging a third-party vendor to routinely and periodically stress test our program for system vulnerabilities (including cyber penetration, vulnerability assessment, NIST framework score and compliance) across our cybersecurity and information security risk management program environment.
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
•A third-party information security risk management process for certain critical service providers, suppliers and vendors based on our assessment of their criticality to our business and risk profile; and
•Third-party internal and external vulnerability assessments from our cybersecurity firm leveraging the Common Vulnerability Scoring System (CVSS). Bi-annual third-party social engineering and cyber penetration testing with third-party information security company that specializes in conducting such tests.
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

Cybersecurity Risk Governance and Oversight.
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program and reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings and educational presentations on cybersecurity topics from the Company’s technology leadership and cybersecurity personnel, as well as from third-party experts, as part of the Board’s continuing education on topics that impact public companies.
Management Responsibility and Relevant Expertise.
Our Senior Vice President & Head of Technology (the "SVP, Head of Technology") is primarily responsible for assessing and managing the Company’s material risks from cybersecurity threats. In this role, the SVP, Head of Technology oversees the Company’s cybersecurity risk management program, including supervision of internal cybersecurity personnel and retained third‑party cybersecurity consultants; integration of cybersecurity into the enterprise risk management framework; incident response readiness; and regular reporting to the Audit Committee.
The SVP, Head of Technology has over twenty years of technology leadership experience, including executive‑level responsibility for enterprise technology programs, cybersecurity governance, third‑party risk management, data and analytics initiatives, and incident response coordination at the Company. The SVP, Head of Technology, holds MIS and MBA degrees.
Our Director of Cybersecurity and Technology Operations is responsible for day‑to‑day operation of our cybersecurity controls and incident response processes and supports preparation of quarterly updates to the Committee. The Director has over eight years of experience in IT security, industry certifications and specialized training, and over fifteen years of experience in commercial real estate technology.
Oversight and Reporting Cadence.
Management provides the Committee with quarterly briefings on cybersecurity risk, including emerging threat trends, program maturity and testing results, and material third‑party risk matters. Management also updates the Committee, and as appropriate the full Board, regarding significant cybersecurity incidents. The SVP, Head of Technology and the Director of Cybersecurity and Technology Operations work closely with the other members of management to monitor and communicate the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include updates from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including third‑party consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties
As of December 31, 2025, our consolidated portfolio consisted of 419 wholly-owned properties located in Southern California infill markets totaling approximately 51.2 million rentable square feet.
The table below sets forth relevant information with respect to the operating properties in our consolidated portfolio as of December 31, 2025.

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
Los Angeles – Greater San Fernando Valley
10635 Vanowen St.	Burbank	1	Warehouse / Light Manufacturing	1977	31,037	0.1%	3	65.9%	$436,219	—%	$21.32
2980 & 2990 N San Fernando Road	Burbank	2	Warehouse / Light Manufacturing	1950 / 2004	130,800	0.3%	1	100.0%	$2,171,071	0.3%	$16.60
901 W. Alameda Ave.	Burbank	1	Light Industrial / Office	1969 / 2009	45,690	0.1%	3	80.2%	$1,353,946	0.2%	$36.95
9120 Mason Ave.	Chatsworth	1	Warehouse / Distribution	1967 / 1999	319,348	0.6%	2	100.0%	$3,319,129	0.4%	$10.39
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth	7	Warehouse / Distribution	1979 / 1980	153,368	0.3%	9	90.6%	$2,165,763	0.3%	$15.58
9171 Oso Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1980	65,560	0.1%	1	100.0%	$983,400	0.1%	$15.00
9200 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1968	70,635	0.1%	1	100.0%	$1,144,287	0.1%	$16.20
9230 Mason Avenue	Chatsworth	1	Warehouse / Distribution	1974	54,000	0.1%	1	100.0%	$777,600	0.1%	$14.40
9250 Mason Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1977	56,292	0.1%	1	100.0%	$911,930	0.1%	$16.20
21415-21605 Plummer Street	Chatsworth	2	Light Industrial / Office	1986	196,535	0.4%	2	83.7%	$5,022,463	0.6%	$30.53
19900 Plummer Street	Chatsworth	1	Warehouse / Distribution	1983 / 2025	79,539	0.2%	—	—%	$—	—%	$—
9140 Lurline Avenue	Chatsworth	1	Warehouse / Light Manufacturing	1974	146,516	0.3%	1	100.0%	$1,670,280	0.2%	$11.40
900-920 Allen Avenue	Glendale	2	Warehouse / Light Manufacturing	1942 - 1995	68,630	0.1%	2	100.0%	$1,251,311	0.1%	$18.23
3550 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles	8	Warehouse / Distribution	1966, 1992, 1993, 1994	474,475	0.9%	25	96.4%	$9,153,283	1.1%	$20.01
3116 W. Avenue 32	Los Angeles	1	Warehouse / Distribution	1974	100,500	0.2%	1	100.0%	$1,222,180	0.1%	$12.16
7900 Nelson Rd.	Los Angeles	1	Warehouse / Distribution	1998 / 2015	202,905	0.4%	3	100.0%	$3,637,692	0.4%	$17.93
3340 San Fernando Road	Los Angeles	—	Warehouse / Excess Land	n/a	—	—%	—	—%	$—	—%	$—
2800 Casitas Avenue	Los Angeles	1	Warehouse / Light Manufacturing	1999 / 2023	116,158	0.2%	1	100.0%	$2,971,786	0.4%	$25.58
12154 Montague Street	Pacoima	1	Warehouse / Light Manufacturing	1974	123,974	0.2%	2	100.0%	$1,807,769	0.2%	$14.58
14200-14220 Arminta Street	Panorama	1	Warehouse / Light Manufacturing	2006	200,003	0.4%	1	100.0%	$2,944,797	0.4%	$14.72
7815 Van Nuys Blvd (6)	Panorama City	—	Development	1960	—	—%	—	—%	$—	—%	$—
14350 Arminta Street	Panorama City	1	Warehouse / Light Manufacturing	2006	18,147	—%	—	—%	$—	—%	$—
121-125 N. Vinedo Ave	Pasadena	1	Warehouse / Light Manufacturing	1953, 1993 / 2024	48,520	0.1%	1	100.0%	$1,269,283	0.2%	$26.16

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1050 Arroyo Ave.	San Fernando	1	Warehouse / Light Manufacturing	1969 / 2012	76,993	0.2%	2	100.0%	$824,376	0.1%	$10.71
605 8th Street	San Fernando	1	Warehouse / Distribution	1991 / 2015, 2020	55,715	0.1%	1	100.0%	$1,321,114	0.2%	$23.71
525 Park Avenue	San Fernando	1	Warehouse / Distribution	2003	63,403	0.1%	2	100.0%	$1,325,762	0.2%	$20.91
1145 Arroyo Avenue	San Fernando	1	Warehouse / Light Manufacturing	1989	147,019	0.3%	2	100.0%	$2,269,299	0.3%	$15.44
1150 Aviation Place	San Fernando	1	Warehouse / Light Manufacturing	1989	147,000	0.3%	1	100.0%	$3,760,848	0.5%	$25.58
1175 Aviation Place	San Fernando	1	Warehouse / Distribution	1989 / 2025	92,455	0.2%	—	—%	$—	—%	$—
1245 Aviation Place	San Fernando	1	Warehouse / Distribution	1989	132,936	0.3%	1	100.0%	$3,105,725	0.4%	$23.36
635 8th Street	San Fernando	1	Warehouse / Distribution	1989	72,250	0.1%	2	100.0%	$1,261,943	0.1%	$17.47
24935 & 24955 Avenue Kearny	Santa Clarita	2	Warehouse / Distribution	1988	138,980	0.3%	1	49.8%	$771,502	0.1%	$11.15
25413 Rye Canyon Road	Santa Clarita	1	Warehouse / Light Manufacturing	1981	48,158	0.1%	1	39.8%	$344,480	—%	$17.95
24903 Avenue Kearny	Santa Clarita	1	Warehouse / Distribution	1988	214,436	0.4%	1	100.0%	$2,259,032	0.3%	$10.53
27712 & 27756 Avenue Mentry	Santa Clarita	2	Warehouse / Light Manufacturing	1988	220,752	0.4%	2	100.0%	$2,314,224	0.3%	$10.48
12838 Saticoy Street	North Hollywood	1	Warehouse / Excess Land	1954	100,390	0.2%	1	100.0%	$1,355,878	0.2%	$13.51
11128 Gault Street	North Hollywood	1	Warehouse / Light Manufacturing	1970	30,488	0.1%	2	100.0%	$786,477	0.1%	$25.80
11150 Gault Street	North Hollywood	1	Warehouse / Light Manufacturing	1970	19,968	—%	3	100.0%	$393,906	—%	$19.73
11166 Gault Street	North Hollywood	1	Warehouse / Light Manufacturing	1970	20,609	—%	1	—%	$3,555	—%	$—
7100 Case Avenue	North Hollywood	1	Warehouse / Distribution	1970	34,286	0.1%	1	100.0%	$476,849	0.1%	$13.91
7100 Fair Avenue	North Hollywood	1	Warehouse / Distribution	1969	17,010	—%	2	100.0%	$450,030	—%	$26.46
7101 Case Avenue	North Hollywood	1	Warehouse / Distribution	1969	17,010	—%	—	—%	$—	—%	$—
7101 Fair Avenue	North Hollywood	1	Warehouse / Light Manufacturing	1969	32,741	0.1%	2	100.0%	$735,494	0.1%	$22.46
7103 Fair Avenue	North Hollywood	1	Warehouse / Distribution	1969	17,010	—%	—	—%	$—	—%	$—
7118 Fair Avenue	North Hollywood	1	Warehouse / Light Manufacturing	1969	20,273	—%	1	100.0%	$486,786	0.1%	$24.01
7119 Fair Avenue	North Hollywood	1	Warehouse / Light Manufacturing	1969	20,273	—%	2	100.0%	$368,015	—%	$18.15
7121 Case Avenue	North Hollywood	1	Warehouse / Distribution	1969	20,273	—%	1	100.0%	$468,063	0.1%	$23.09
7149 Fair Avenue	North Hollywood	1	Warehouse / Distribution	1969	32,311	0.1%	2	100.0%	$616,677	0.1%	$19.09
9750-9770 San Fernando Road	Sun Valley	1	Industrial Outdoor Storage	1952	35,624	0.1%	1	100.0%	$1,023,650	0.1%	$28.73
11076-11078 Fleetwood Street	Sun Valley	1	Warehouse / Light Manufacturing	1974	25,878	0.1%	1	100.0%	$611,188	0.1%	$23.62
11308-11350 Penrose Street	Sun Valley	1	Warehouse / Distribution	1974 / 2024	151,011	0.3%	4	100.0%	$2,764,712	0.3%	$18.31

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
11120 Sherman Way	Sun Valley	1	Warehouse / Distribution	1970	28,094	0.1%	1	100.0%	$681,872	0.1%	$24.27
11130 Sherman Way	Sun Valley	1	Warehouse / Light Manufacturing	1969	22,148	—%	1	100.0%	$531,807	0.1%	$24.01
11156 Sherman Way	Sun Valley	1	Warehouse / Distribution	1969	25,929	0.1%	1	100.0%	$336,192	—%	$12.97
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar	2	Warehouse / Distribution	1969, 2008 / 2016	134,030	0.3%	9	100.0%	$2,159,032	0.3%	$16.11
12772 San Fernando Road	Sylmar	1	Warehouse / Distribution	1964 / 2013 / 2025	143,529	0.3%	1	100.0%	$588,471	0.1%	$4.10
13943-13955 Balboa Blvd	Sylmar	1	Warehouse / Distribution	2000	208,749	0.4%	3	100.0%	$3,936,351	0.5%	$18.86
18310-18330 Oxnard St.	Tarzana	2	Warehouse / Light Manufacturing	1973	75,938	0.1%	21	87.1%	$1,455,471	0.2%	$22.01
28340 - 28400 Avenue Crocker	Valencia	1	Warehouse / Distribution	1987 / 2006 / 2015	90,722	0.2%	2	100.0%	$1,408,706	0.2%	$15.53
28901-28903 Avenue Paine	Valencia	1	Warehouse / Distribution	1999 / 2018, 2022	223,195	0.4%	2	100.0%	$2,462,703	0.3%	$11.03
29003 Avenue Sherman	Valencia	1	Warehouse / Distribution	2000 / 2019	68,123	0.1%	1	100.0%	$653,254	0.1%	$9.59
28454 Livingston Avenue	Valencia	1	Warehouse / Light Manufacturing	2007	134,287	0.3%	1	100.0%	$2,991,553	0.4%	$22.28
28510 Industry Drive	Valencia	1	Warehouse / Distribution	2017	46,778	0.1%	1	100.0%	$701,670	0.1%	$15.00
29010 Avenue Paine	Valencia	1	Light Industrial / Office	2000	100,157	0.2%	1	100.0%	$1,089,560	0.1%	$10.88
29010 Commerce Center Drive	Valencia	1	Light Industrial / Office	2002	117,151	0.2%	1	100.0%	$1,297,448	0.2%	$11.08
29120 Commerce Center Drive	Valencia	1	Warehouse / Distribution	2002 / 2025	135,258	0.3%	—	—%	$—	—%	$—
29125 Avenue Paine	Valencia	1	Warehouse / Distribution	2006 / 2025	176,107	0.3%	—	—%	$—	—%	$—
15041 Calvert St.	Van Nuys	1	Warehouse / Light Manufacturing	1971	81,282	0.2%	1	100.0%	$933,133	0.1%	$11.48
6701 & 6711 Odessa Ave.	Van Nuys	2	Warehouse / Light Manufacturing	1970-1972 / 2012	30,597	0.1%	1	49.8%	$372,811	—%	$24.48
Van Nuys Airport Industrial Center	Van Nuys	18	Warehouse / Distribution	1961 - 2007	461,739	0.9%	22	83.5%	$9,610,370	1.2%	$24.93
15385 Oxnard Street	Van Nuys	6	Warehouse / Distribution	1988	71,467	0.1%	4	100.0%	$1,235,896	0.1%	$17.29
8210-8240 Haskell Avenue	Van Nuys	3	Warehouse / Light Manufacturing	1962 - 1964 / 2023	26,705	0.1%	2	100.0%	$532,357	0.1%	$19.93
14243 Bessemer Street	Van Nuys	1	Warehouse / Distribution	1987	14,299	—%	1	100.0%	$283,606	—%	$19.83
7817 Haskell Avenue	Van Nuys	1	Industrial Outdoor Storage	1960	7,327	—%	1	100.0%	$671,674	0.1%	$91.67
Los Angeles – Greater San Fernando Valley Total		117			7,131,495	13.9%	179	88.2%	$108,247,711	13.4%	$17.20

Los Angeles – San Gabriel Valley
415-435 Motor Avenue	Azusa	1	Warehouse / Distribution	1956 / 2022	94,321	0.2%	—	—%	$—	—%	$—
720-750 Vernon Avenue	Azusa	3	Warehouse / Light Manufacturing	1950	71,692	0.1%	1	100.0%	$965,289	0.1%	$13.46
425 S. Hacienda Blvd.	City of Industry	1	Warehouse / Light Manufacturing	1997	51,823	0.1%	1	100.0%	$688,834	0.1%	$13.29
14955-14971 E Salt Lake Ave	City of Industry	1	Warehouse / Distribution	1979 / 2025	125,311	0.2%	3	44.3%	$1,090,928	0.1%	$19.65

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry	2	Warehouse / Distribution	1965, 2005 / 2003	241,248	0.5%	12	88.2%	$4,857,045	0.6%	$22.84
14421-14441 Bonelli Street	City of Industry	2	Warehouse / Distribution	1971	148,740	0.3%	1	100.0%	$1,845,911	0.2%	$12.41
16425 Gale Avenue	City of Industry	1	Warehouse / Distribution	1976	325,800	0.6%	—	—%	$—	—%	$—
14748-14750 Nelson Avenue	City of Industry	2	Warehouse / Distribution	1969 / 2018	201,990	0.4%	11	81.3%	$3,798,883	0.5%	$23.13
13890 Nelson Avenue	City of Industry	1	Warehouse / Distribution	1982	256,993	0.5%	1	100.0%	$3,392,308	0.4%	$13.20
218 Turnbull Canyon	City of Industry	1	Warehouse / Distribution	1999	191,153	0.4%	1	100.0%	$2,890,233	0.4%	$15.12
15010 Don Julian Road	City of Industry	1	Warehouse / Distribution	1963 / 2025	219,242	0.4%	—	—%	$—	—%	$—
334 El Encanto Road	City of Industry	1	Warehouse / Light Manufacturing	1960	64,368	0.1%	1	100.0%	$1,138,210	0.1%	$17.68
17031-17037 Green Drive	City of Industry	1	Warehouse / Distribution	1968 / 2024	51,000	0.1%	2	100.0%	$685,776	0.1%	$13.45
14940 Proctor Road(6)	City of Industry	—	Development	1962	—	—%	—	—%	$—	—%	$—
1020 Bixby Drive	City of Industry	1	Warehouse / Distribution	1977 / 2024	57,600	0.1%	1	100.0%	$891,648	0.1%	$15.48
15650 Don Julian Road	City of Industry	1	Warehouse / Distribution	2003	43,392	0.1%	1	100.0%	$687,746	0.1%	$15.85
15700 Don Julian Road	City of Industry	1	Warehouse / Distribution	2001	40,453	0.1%	1	100.0%	$614,441	0.1%	$15.19
17000 Gale Avenue	City of Industry	1	Warehouse / Distribution	2008	29,888	0.1%	1	100.0%	$462,666	0.1%	$15.48
20851 Currier Road	City of Industry	1	Warehouse / Distribution	1999 / 2023	59,412	0.1%	1	100.0%	$1,178,924	0.1%	$19.84
17705-17709 Valley Blvd	City Of Industry	1	Warehouse / Distribution	1985	32,000	0.1%	3	100.0%	$643,985	0.1%	$20.12
17745-17749 Valley Blvd	City Of Industry	1	Warehouse / Distribution	1985	40,095	0.1%	1	49.9%	$283,200	—%	$14.16
17755 Valley Blvd	City Of Industry	1	Warehouse / Distribution	1985	30,000	0.1%	2	100.0%	$410,400	0.1%	$13.68
620-628 Hambledon Avenue	City Of Industry	1	Warehouse / Distribution	1985	40,000	0.1%	3	100.0%	$748,104	0.1%	$18.70
630-634 Hambledon Avenue	City Of Industry	1	Warehouse / Distribution	1985	40,000	0.1%	3	100.0%	$851,767	0.1%	$21.29
10750-10826 Lower Azusa Road	El Monte	4	Warehouse / Light Manufacturing	1975	79,050	0.2%	15	84.9%	$1,078,135	0.1%	$16.06
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale	3	Warehouse / Light Manufacturing	1987	69,592	0.1%	37	98.4%	$1,380,941	0.2%	$20.17
16321 Arrow Hwy.	Irwindale	3	Warehouse / Light Manufacturing	1955 / 2001	64,296	0.1%	1	100.0%	$765,077	0.1%	$11.90
4832-4850 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	2016	87,421	0.2%	2	47.3%	$747,235	0.1%	$18.07
4416 Azusa Canyon Road	Irwindale	1	Warehouse / Distribution	1956 / 2025	129,830	0.3%	—	—%	$—	—%	$—
2391-2393 Bateman Avenue	Irwindale	1	Warehouse / Light Manufacturing	2005	65,605	0.1%	1	100.0%	$1,006,505	0.1%	$15.34
14005 Live Oak Avenue	Irwindale	—	Light Industrial / Office	1992	—	—%	—	—%	$—	—%	$—
4500 Azusa Canyon Road	Irwindale	1	Warehouse / Excess Land	1950	77,266	0.1%	1	100.0%	$2,310,640	0.3%	$29.91
2395-2399 Bateman Avenue	Irwindale	3	Light Industrial / Office	2022	126,580	0.2%	1	28.9%	$752,432	0.1%	$20.59
15801 West 1st Street	Irwindale	1	Light Manufacturing / Flex	1977/1980	993,142	1.9%	1	100.0%	$7,242,290	0.9%	$7.29
16203-16233 Arrow Highway	Irwindale	4	Warehouse / Light Manufacturing	2022	134,542	0.3%	3	79.1%	$1,936,557	0.2%	$18.20
5000 & 5010 Azusa Canyon Rd	Irwindale	2	Warehouse / Distribution	2022	233,984	0.5%	2	100.0%	$4,773,291	0.6%	$20.40

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
14250-14278 Valley Blvd.	La Puente	8	Warehouse / Light Manufacturing	1974 / 2007	100,346	0.2%	26	88.0%	$1,651,900	0.2%	$18.70
421 Baldwin Park Blvd	La Puente	1	Warehouse / Distribution	1977	45,000	0.1%	1	100.0%	$488,286	0.1%	$10.85
433 Baldwin Park Blvd	La Puente	1	Warehouse / Distribution	1977	102,654	0.2%	1	100.0%	$2,509,792	0.3%	$24.45
437 Baldwin Park Blvd	La Puente	1	Warehouse / Distribution	1977	70,000	0.1%	1	100.0%	$907,200	0.1%	$12.96
1400 South Shamrock	Monrovia	1	Light Manufacturing / Flex	1957, 1962 / 2004	67,838	0.1%	1	100.0%	$1,716,942	0.2%	$25.31
280 West Bonita Avenue	Pomona	1	Warehouse / Distribution	1983	119,898	0.2%	1	100.0%	$1,302,687	0.2%	$10.86
2743 Thompson Creek Road	Pomona	1	Warehouse / Distribution	1983	245,961	0.5%	1	100.0%	$1,824,047	0.2%	$7.42
3880 West Valley Blvd.	Pomona	1	Warehouse / Distribution	1980 / 2017	108,550	0.2%	—	—%	$—	—%	$—
1601 Mission Blvd	Pomona	1	Warehouse / Distribution	1952	751,528	1.5%	2	100.0%	$5,574,798	0.7%	$7.42
11234 Rush Street(6)	South El Monte	—	Development	1960	—	—%	—	—%	$—	—%	$—
Los Angeles – San Gabriel Valley Total		68			6,129,604	12.0%	149	80.0%	$66,095,053	8.2%	$13.47

Los Angeles – Central
6020 Sheila St.	Commerce	1	Cold Storage / Distribution	2000	70,877	0.1%	1	100.0%	$1,598,985	0.2%	$22.56
5300 Sheila Street	Commerce	1	Warehouse / Distribution	1975	695,120	1.4%	1	100.0%	$5,685,820	0.7%	$8.18
6100 Sheila Street	Commerce	1	Cold Storage / Distribution	1960	80,091	0.2%	6	76.7%	$1,707,041	0.2%	$27.80
6277-6289 Slauson Avenue	Commerce	3	Warehouse / Distribution	1962 - 1977	315,719	0.6%	3	100.0%	$2,706,930	0.3%	$8.57
6687 Flotilla Street	Commerce	1	Warehouse / Light Manufacturing	1956	120,000	0.1%	1	100.0%	$2,471,040	0.3%	$20.59
6655 East 26th Street	Commerce	1	Warehouse / Light Manufacturing	1965	47,500	0.1%	1	100.0%	$813,141	0.1%	$17.12
6027 Eastern Avenue	Commerce	1	Warehouse / Distribution	1946 / 2025	94,140	0.2%	2	100.0%	$1,276,538	0.2%	$13.56
6996-7044 Bandini Blvd	Commerce	2	Warehouse / Light Manufacturing	1968	112,944	0.2%	2	100.0%	$2,507,322	0.3%	$22.20
6000-6052 & 6027-6029 Bandini Blvd	Commerce	2	Warehouse / Distribution	2016	182,853	0.4%	3	100.0%	$2,435,108	0.3%	$13.32
6700 S Alameda St.	Huntington Park	1	Cold Storage / Distribution	1990 / 2008	78,280	0.2%	1	100.0%	$1,878,720	0.2%	$24.00
679-691 S Anderson St.	Los Angeles	1	Warehouse / Light Manufacturing	1992 / 2017	47,491	0.1%	4	100.0%	$754,767	0.1%	$15.89
1825-1845 S Soto Street	Los Angeles	2	Warehouse / Light Manufacturing	1993	25,040	—%	1	100.0%	$405,648	—%	$16.20
1515 15th Street	Los Angeles	1	Warehouse / Light Manufacturing	1977	246,588	0.5%	1	100.0%	$2,865,726	0.4%	$11.62
2750 Alameda Street	Los Angeles	2	Warehouse / Light Manufacturing	1961 - 1980	164,026	0.3%	3	60.4%	$1,538,448	0.2%	$15.53
East 27th Street	Los Angeles	4	Light Industrial / Office	1961 - 2004 / 2024	300,389	0.6%	4	100.0%	$4,778,651	0.6%	$15.91
2425-2535 East 12th Street	Los Angeles	4	Warehouse / Light Manufacturing	1988	254,281	0.5%	8	100.0%	$4,778,527	0.6%	$18.79

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
1501-1545 Rio Vista Avenue	Los Angeles	2	Warehouse / Distribution	2003	54,777	0.1%	3	60.7%	$683,615	0.1%	$20.55
8315 Hanan Way	Pico Rivera	1	Warehouse / Distribution	1976	100,692	0.2%	1	100.0%	$921,358	0.1%	$9.15
1938-1946 E. 46th St.	Vernon	3	Warehouse / Light Manufacturing	1961, 1983 / 2008-2010	190,663	0.4%	2	58.6%	$1,654,727	0.2%	$14.81
2970 East 50th Street	Vernon	1	Warehouse / Distribution	1949	48,876	0.1%	1	100.0%	$826,570	0.1%	$16.91
Los Angeles – Central Total		35			3,230,347	6.3%	49	94.3%	$42,288,682	5.2%	$13.88

Los Angeles –- Mid-Counties
6635 Caballero Blvd	Buena Park	1	Light Industrial / Office	2003	92,395	0.2%	1	100.0%	$1,363,750	0.2%	$14.76
16221 Arthur St.	Cerritos	1	Warehouse / Distribution	1979 / 2021	61,372	0.1%	1	100.0%	$729,429	0.1%	$11.89
16010 Shoemaker Avenue	Cerritos	1	Warehouse / Distribution	1985	115,730	0.2%	1	100.0%	$1,513,748	0.2%	$13.08
16121 Carmenita Road	Cerritos	1	Warehouse / Distribution	1969/1983, 2020	105,477	0.2%	2	100.0%	$1,183,772	0.1%	$11.22
14100 Vine Place	Cerritos	1	Warehouse / Distribution	1979 / 2022	122,514	0.2%	1	100.0%	$2,544,214	0.3%	$20.77
12900 Alondra Blvd	Cerritos	1	Warehouse / Distribution	1977	82,660	0.2%	1	100.0%	$904,296	0.1%	$10.94
12932-12958 Midway Place	Cerritos	1	Warehouse / Distribution	1980	161,517	0.3%	2	100.0%	$1,239,169	0.2%	$7.67
9220-9268 Hall Rd.	Downey	1	Warehouse / Light Manufacturing	2008	176,405	0.3%	42	97.7%	$3,284,891	0.4%	$19.06
12200 Bellflower Blvd	Downey	1	Warehouse / Excess Land	1955	54,161	0.1%	1	100.0%	$1,345,968	0.2%	$24.85
9607-9623 Imperial Highway	Downey	1	Industrial Outdoor Storage	1974	7,466	—%	1	100.0%	$910,458	0.1%	$121.95
14407 Alondra Blvd	La Mirada	1	Warehouse / Distribution	1976	221,415	0.4%	3	100.0%	$2,773,446	0.3%	$12.53
14647-14667 Northam Street	La Mirada	1	Warehouse / Distribution	1978	140,000	0.3%	—	—%	$—	—%	$—
14680-14700 Alondra Blvd	La Mirada	1	Warehouse / Light Manufacturing	1977	96,000	0.2%	1	100.0%	$2,349,380	0.3%	$24.47
14710 Northam Street	La Mirada	1	Warehouse / Distribution	1979	45,000	0.1%	1	100.0%	$1,149,903	0.1%	$25.55
14720-14750 Alondra Blvd	La Mirada	1	Warehouse / Distribution	1977	100,000	0.2%	2	100.0%	$1,112,903	0.1%	$11.13
14725 Northam Street	La Mirada	1	Warehouse / Distribution	1978	80,000	0.2%	1	100.0%	$1,951,035	0.2%	$24.39
14730-14750 Northam Street	La Mirada	1	Warehouse / Distribution	1977	67,468	0.1%	2	100.0%	$1,519,688	0.2%	$22.52
14820-14830 Carmenita Road	Norwalk	3	Warehouse / Distribution	1970, 2000	198,845	0.4%	3	100.0%	$2,992,640	0.4%	$15.05
9615 Norwalk Blvd.	Santa Fe Springs	1	Warehouse / Distribution	1975 / 2025	201,571	0.4%	—	—%	$—	—%	$—
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs	4	Warehouse / Distribution	1982 / 2009	107,891	0.2%	4	100.0%	$2,630,138	0.3%	$24.38
10701-10719 Norwalk Blvd.	Santa Fe Springs	2	Warehouse / Distribution	2004	58,056	0.1%	5	100.0%	$1,178,208	0.1%	$20.29
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1982	18,995	—%	1	100.0%	$661,500	0.1%	$34.82
12247 Lakeland Rd.	Santa Fe Springs	1	Warehouse / Excess Land	1971 / 2016	24,875	0.1%	1	100.0%	$416,739	—%	$16.75
12907 Imperial Highway	Santa Fe Springs	1	Warehouse / Distribution	1997 / 2024	101,080	0.2%	1	100.0%	$2,231,846	0.3%	$22.08
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs	3	Warehouse / Light Manufacturing	1978 / 2012	85,975	0.2%	20	79.6%	$1,283,782	0.2%	$18.77
10747 Norwalk Blvd	Santa Fe Springs	1	Warehouse / Distribution	1999	53,756	0.1%	1	100.0%	$819,242	0.1%	$15.24

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
11600 Los Nietos Road	Santa Fe Springs	1	Warehouse / Distribution	1976 / 2022	106,251	0.2%	1	100.0%	$1,530,014	0.2%	$14.40
12133 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	1967 / 2023	—	—%	1	100.0%	$1,277,007	0.2%	$—
12211 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	N/A	—	—%	1	100.0%	$937,066	0.1%	$—
9920-10020 Pioneer Blvd	Santa Fe Springs	3	Light Industrial / Office	1973 - 1978 / 2024	163,435	0.3%	3	100.0%	$2,915,826	0.4%	$17.84
12118 Bloomfield Avenue	Santa Fe Springs	1	Warehouse / Distribution	1955 / 2025	107,045	0.2%	—	—%	$—	—%	$—
12017 Greenstone Avenue	Santa Fe Springs	—	Industrial Outdoor Storage	n/a	—	—%	1	100.0%	$1,758,000	0.2%	$—
12027 Greenstone Avenue	Santa Fe Springs	1	Industrial Outdoor Storage	1975	7,780	—%	1	100.0%	$508,153	0.1%	$65.32
13711 Freeway Drive	Santa Fe Springs	1	Warehouse / Distribution	1963	78,456	0.2%	2	100.0%	$866,251	0.1%	$11.04
13535 Larwin Circle	Santa Fe Springs	1	Warehouse / Distribution	1987	56,011	0.1%	1	100.0%	$493,611	0.1%	$8.81
9400-9500 Santa Fe Springs Road	Santa Fe Springs	2	Warehouse / Distribution	1980/1990	595,304	1.2%	2	100.0%	$11,463,770	1.4%	$19.26
10712-10748 Bloomfield Avenue	Santa Fe Springs	1	Warehouse / Distribution	1990	75,960	0.1%	4	100.0%	$1,246,462	0.2%	$16.41
9028 Dice Road	Santa Fe Springs	1	Warehouse / Light Manufacturing	1978	96,000	0.2%	1	100.0%	$1,915,881	0.2%	$19.96
Gateway Pointe	Whittier	4	Warehouse / Distribution	2005 - 2006	989,195	2.0%	4	100.0%	$11,952,951	1.5%	$12.08
Los Angeles – Mid-Counties Total		50			4,856,061	9.5%	121	90.3%	$74,955,137	9.3%	$17.09

Los Angeles – South Bay
750 Manville Street	Compton	1	Warehouse / Distribution	1977	59,996	0.1%	1	100.0%	$687,728	0.1%	$11.46
1065 E. Walnut Ave.	Carson	1	Cold Storage / Distribution	1974	172,420	0.3%	2	100.0%	$2,885,791	0.4%	$16.74
18118-18120 S. Broadway	Carson	3	Warehouse / Distribution	1957 / 1989, 2017	78,183	0.2%	5	100.0%	$1,358,868	0.2%	$17.38
800 Sandhill Ave (17000 Kingsview Ave)	Carson	1	Warehouse / Distribution	1984 / 2025	100,121	0.2%	1	100.0%	$1,297,568	0.2%	$12.96
263-321 Gardena Blvd	Carson	2	Industrial Outdoor Storage	1977 - 1982 / 2024	55,238	0.1%	2	100.0%	$2,057,887	0.3%	$37.25
18115 Main Street	Carson	1	Warehouse / Excess Land	1988	42,270	0.1%	1	100.0%	$431,250	0.1%	$10.20
701-751 Kingshill Place	Carson	6	Warehouse / Light Manufacturing	1979 / 2020	171,056	0.3%	7	100.0%	$2,717,905	0.3%	$15.89
256 Alondra Blvd	Carson	1	Industrial Outdoor Storage	1954	2,456	—%	1	100.0%	$695,564	0.1%	$283.21
17011-17027 Central Avenue	Carson	3	Warehouse / Distribution	1979	52,561	0.1%	1	100.0%	$1,038,921	0.1%	$19.77
21022 & 21034 Figueroa Street	Carson	1	Warehouse / Distribution	2002	51,185	0.1%	1	100.0%	$1,129,379	0.1%	$22.06
2130-2140 Del Amo Blvd	Carson	2	Warehouse / Distribution	1980	99,064	0.2%	2	100.0%	$2,149,880	0.3%	$21.70
20455 Reeves Avenue	Carson	1	Warehouse / Distribution	1982	110,075	0.2%	1	100.0%	$2,897,374	0.4%	$26.32
1420 Mckinley Avenue	Compton	1	Warehouse / Distribution	2017	136,685	0.3%	1	100.0%	$4,080,343	0.5%	$29.85
2020 Central Avenue	Compton	1	Light Industrial / Office	1972	30,233	0.1%	1	100.0%	$431,250	—%	$14.26
3131 Harcourt Street	Compton	1	Warehouse / Excess Land	1970 / 2025	34,000	0.1%	1	100.0%	$2,087,657	0.3%	$61.40

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2501 Rosecrans Avenue	Compton	1	Warehouse / Light Manufacturing	1987	300,217	0.6%	1	100.0%	$6,931,411	0.9%	$23.09
13225 Western Avenue	Gardena	1	Warehouse / Light Manufacturing	1955	21,010	—%	1	100.0%	$381,770	—%	$18.17
400 Rosecrans Avenue	Gardena	—	Warehouse / Distribution	1967	—	—%	—	—%	$—	—%	$—
422 Rosecrans Avenue	Gardena	—	Warehouse / Distribution	1968	—	—%	—	—%	$—	—%	$—
1715 West 132nd Street	Gardena	1	Warehouse / Distribution	1971	20,168	—%	1	100.0%	$261,377	—%	$12.96
11832-11954 La Cienega Blvd	Hawthorne	4	Light Industrial / Office	1999	63,462	0.1%	9	100.0%	$1,458,574	0.2%	$22.98
2205 126th Street	Hawthorne	1	Warehouse / Distribution	1998	63,532	0.1%	4	100.0%	$1,434,295	0.2%	$22.58
240 W Ivy Avenue	Inglewood	1	Warehouse / Distribution	1981	46,974	0.1%	3	100.0%	$1,059,659	0.1%	$22.56
687 Eucalyptus Avenue	Inglewood	1	Warehouse / Distribution	2017	143,436	0.3%	1	100.0%	$2,634,572	0.3%	$18.37
4175 Conant Street	Long Beach	1	Warehouse / Light Manufacturing	2015	142,593	0.3%	1	100.0%	$2,400,558	0.3%	$16.84
1580 Carson Street	Long Beach	1	Warehouse / Distribution	1982 / 2018	43,787	0.1%	1	100.0%	$690,148	0.1%	$15.76
Long Beach Business Park	Long Beach	4	Warehouse / Light Manufacturing	1973 - 1976	123,532	0.2%	34	94.0%	$1,868,481	0.2%	$16.09
3901 Via Oro Avenue	Long Beach	1	Light Industrial / Office	1983	53,817	0.1%	1	100.0%	$1,432,507	0.2%	$26.62
2500 Thompson Street	Long Beach	1	Warehouse / Light Manufacturing	1970	174,691	0.3%	1	100.0%	$1,242,600	0.2%	$7.11
1661 240th St.	Los Angeles	1	Warehouse / Distribution	1975 / 1995	96,616	0.2%	2	100.0%	$1,576,612	0.2%	$16.32
11120, 11160, 11200 Hindry Ave	Los Angeles	3	Warehouse / Distribution	1992 / 1994	63,654	0.1%	15	100.0%	$1,573,770	0.2%	$24.72
15601 Avalon Blvd	Los Angeles	1	Warehouse / Excess Land	1984 / 2023	86,879	0.2%	1	100.0%	$2,108,649	0.3%	$24.27
15650-15700 Avalon Blvd	Los Angeles	2	Warehouse / Distribution	1962 - 1978 / 2022	98,259	0.2%	1	100.0%	$3,192,138	0.4%	$32.49
514 East C Street	Los Angeles	1	Industrial Outdoor Storage	2019	3,436	—%	1	100.0%	$581,438	0.1%	$169.22
17907-18001 Figueroa Street	Los Angeles	1	Warehouse / Excess Land	1954 - 1960 / 2025	76,468	0.1%	1	100.0%	$1,762,807	0.2%	$23.05
8911 Aviation Blvd	Los Angeles	1	Light Manufacturing / Flex	1971	100,000	0.2%	1	100.0%	$1,661,081	0.2%	$16.61
2500 Victoria Street	Los Angeles	—	Industrial Outdoor Storage	n/a	—	—%	1	100.0%	$11,908,771	1.5%	$—
18455 Figueroa Street	Los Angeles	2	Light Industrial / Office	1978	146,765	0.3%	1	100.0%	$2,886,733	0.4%	$19.67
620 Anaheim Street	Los Angeles	1	Warehouse / Excess Land	1984	34,555	0.1%	2	100.0%	$1,116,395	0.1%	$32.31
14434-14527 San Pedro Street	Los Angeles	1	Warehouse / Excess Land	1971 / 2025	58,225	0.1%	1	100.0%	$2,620,059	0.3%	$45.00
13301 Main Street	Los Angeles	1	Warehouse / Light Manufacturing	1989	106,969	0.2%	1	100.0%	$2,501,171	0.3%	$23.38
14400 Figueroa Street	Los Angeles	4	Warehouse / Distribution	1967	121,062	0.2%	—	—%	$—	—%	$—
9000 Airport Blvd	Los Angeles	1	Industrial Outdoor Storage	1981	38,680	0.1%	1	100.0%	$8,579,251	1.1%	$221.80
950 West 190th Street (6)	Los Angeles	1	Development	1980	188,545	0.4%	—	—%	$—	—%	$—
2588 & 2605 Industry Way	Lynwood	2	Warehouse / Light Manufacturing	1969 / 1971	164,662	0.3%	1	100.0%	$1,760,400	0.2%	$10.69

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
7110 Rosecrans Ave.	Paramount	1	Warehouse / Distribution	1972 / 2015, 2019	74,856	0.1%	2	100.0%	$1,176,195	0.1%	$15.71
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez	6	Warehouse / Distribution	1989 / 2021, 2025	1,175,927	2.3%	12	86.4%	$13,703,956	1.7%	$13.48
19402 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1957	15,433	—%	1	100.0%	$331,279	—%	$21.47
19100 Susana Road	Rancho Dominguez	1	Warehouse / Excess Land	1956	52,714	0.1%	1	100.0%	$1,379,327	0.2%	$26.17
2757 Del Amo Blvd	Rancho Dominguez	1	Warehouse / Excess Land	1967	57,300	0.1%	1	100.0%	$1,227,118	0.1%	$21.42
3150 Ana Street	Rancho Dominguez	1	Warehouse / Light Manufacturing	1957	105,970	0.2%	1	100.0%	$2,796,956	0.3%	$26.39
19007 Reyes Avenue	Rancho Dominguez	—	Industrial Outdoor Storage	1969 / 2021	—	—%	1	100.0%	$1,413,573	0.2%	$—
19431 Santa Fe Avenue	Rancho Dominguez	3	Industrial Outdoor Storage	1963 / 2023	1,855	—%	1	100.0%	$2,142,603	0.3%	$1,155.04
20304 Alameda Street	Rancho Dominguez	2	Warehouse / Light Manufacturing	1974	77,758	0.2%	2	100.0%	$902,739	0.1%	$11.61
2880 Ana Street	Rancho Dominguez	—	Industrial Outdoor Storage	1970 / 2024	—	—%	1	100.0%	$1,751,544	0.2%	$—
19301 Santa Fe Avenue	Rancho Dominguez	1	Industrial Outdoor Storage	1954 / 1989, 2025	6,963	—%	—	—%	$—	—%	$—
2910 Pacific Commerce Drive East	Rancho Dominguez	1	Warehouse / Distribution	1985	150,000	0.3%	1	100.0%	$2,842,756	0.3%	$18.95
2410-2420 Santa Fe Avenue	Redondo Beach	1	Light Industrial / Office	1977	112,000	0.2%	1	100.0%	$1,778,459	0.2%	$15.88
2601-2641 Manhattan Beach Blvd	Redondo Beach	6	Light Industrial / Office	1978	126,726	0.3%	33	100.0%	$2,978,167	0.4%	$23.50
2400 Marine Avenue	Redondo Beach	2	Light Industrial / Office	1964	50,000	0.1%	2	89.4%	$944,414	0.1%	$21.13
20920-20950 Normandie Ave.	Torrance	2	Warehouse / Light Manufacturing	1989	49,519	0.1%	23	90.3%	$995,050	0.1%	$22.26
24105 Frampton Avenue	Torrance	1	Warehouse / Distribution	1974 / 2016	49,841	0.1%	1	100.0%	$530,655	0.1%	$10.65
1500-1510 W. 228th St.	Torrance	8	Warehouse / Light Manufacturing	1963 / 1968, 2017	87,408	0.2%	11	92.1%	$1,404,217	0.2%	$17.44
3100 Fujita Street	Torrance	1	Warehouse / Light Manufacturing	1970	91,516	0.2%	—	—%	$—	—%	$—
960-970 Knox Street	Torrance	1	Light Industrial / Office	1976	39,400	0.1%	4	100.0%	$960,007	0.1%	$24.37
1300, 1301, 1315, 1320-13330, 1347 Storm Parkway; 1338 W. 288th St.; 23021-23023 Normandie Ave.; 22815 & 23023 Normandie Ave.; 22815 & 22831 Frampton Ave.	Torrance	8	Warehouse / Distribution	1982 - 2008 / 2024	267,503	0.5%	11	74.6%	$3,846,775	0.5%	$19.28
19951 Mariner Avenue	Torrance	1	Light Industrial / Office	1986	89,272	0.2%	1	100.0%	$1,912,192	0.2%	$21.42
3100 Lomita Blvd	Torrance	5	Light Industrial / Office	1967 - 1998	525,076	1.0%	7	99.8%	$12,588,044	1.6%	$24.02
21515 Western Avenue	Torrance	1	Warehouse / Distribution	1991 / 2025	83,740	0.2%	1	100.0%	$2,492,102	0.3%	$29.76
4240 190th Street	Torrance	1	Warehouse / Distribution	1966	307,487	0.6%	3	100.0%	$3,612,489	0.4%	$11.75
19475 Gramercy Place	Torrance	1	Light Industrial / Office	1982 / 2022	47,712	0.1%	1	100.0%	$1,193,024	0.1%	$25.00

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
20900 Normandie Avenue	Torrance	1	Warehouse / Distribution	2001	74,038	0.1%	1	23.0%	$341,901	—%	$20.12
3547-3555 Voyager Street(6)	Torrance	—	Development	1986	—	—%	—	—%	$—	—%	$—
19145 Gramercy Place	Torrance	1	Warehouse / Distribution	1977	102,143	0.2%	1	100.0%	$1,917,580	0.2%	$18.77
3520 Challenger Street	Torrance	1	Light Industrial / Office	1990	49,336	0.1%	1	100.0%	$982,968	0.1%	$19.92
301-445 Figueroa Street	Wilmington	1	Warehouse / Distribution	1972 / 2018	133,650	0.3%	13	94.2%	$2,311,945	0.3%	$18.36
444 Quay Avenue & 508 East E Street	Wilmington	1	Warehouse / Excess Land	1992 / 2024	29,760	0.1%	1	100.0%	$3,397,137	0.4%	$114.15
1800 Lomita Blvd	Wilmington	—	Industrial Outdoor Storage	n/a	—	—%	4	100.0%	$6,121,157	0.8%	$—
920 Pacific Coast Highway	Wilmington	1	Warehouse / Distribution	1954	148,186	0.3%	1	100.0%	$4,663,686	0.6%	$31.47
Los Angeles – South Bay Total		130			7,960,626	15.6%	261	90.9%	$176,212,607	21.8%	$24.36

Orange County – North
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim	6	Warehouse / Light Manufacturing	1972 / 1990 / 2013	121,979	0.2%	20	93.4%	$2,208,905	0.3%	$19.38
5235 East Hunter Ave. (6)	Anaheim	—	Development	1987	—	—%	—	—%	$—	—%	$—
1210 N Red Gum St	Anaheim	1	Warehouse / Distribution	1985 / 2020	64,570	0.1%	1	100.0%	$754,532	0.1%	$11.69
1190 Stanford Court	Anaheim	1	Warehouse / Distribution	1979	34,494	0.1%	1	100.0%	$641,588	0.1%	$18.60
900 East Ball Road	Anaheim	1	Warehouse / Excess Land	1956 / 2022	62,607	0.1%	1	100.0%	$1,532,566	0.2%	$24.48
3071 Coronado Street	Anaheim	1	Warehouse / Distribution	1973 / 2024	105,173	0.2%	1	100.0%	$1,956,218	0.2%	$18.60
600-708 Vermont Avenue	Anaheim	4	Light Manufacturing / Flex	1960	133,836	0.3%	1	100.0%	$3,707,808	0.5%	$27.70
1212 Howell Avenue	Anaheim	1	Warehouse / Distribution	1992	25,962	0.1%	1	100.0%	$399,507	0.1%	$15.39
1222 Howell Avenue	Anaheim	1	Warehouse / Distribution	1968	81,325	0.2%	2	100.0%	$1,369,072	0.2%	$16.83
404-430 Berry Way	Brea	3	Warehouse / Excess Land	1964 - 1967	120,250	0.2%	2	15.7%	$1,082,662	0.1%	$57.37
2300-2386 East Walnut Ave.	Fullerton	3	Warehouse / Distribution	1985-1986 / 2005	164,117	0.3%	14	89.8%	$2,909,254	0.4%	$19.73
1600 Orangethorpe & 1335-1375 Acacia	Fullerton	5	Warehouse / Distribution	1968 / 1985	346,445	0.7%	9	95.7%	$5,179,486	0.6%	$15.63
1901 Via Burton	Fullerton	1	Warehouse / Light Manufacturing	1960 / 2024	139,449	0.3%	1	100.0%	$2,794,558	0.3%	$20.04
1500 Raymond Avenue	Fullerton	1	Warehouse / Distribution	2025	136,218	0.3%	—	—%	$—	—%	$—
1500 Walnut Avenue	Fullerton	1	Warehouse / Distribution	2022	121,615	0.2%	2	100.0%	$3,251,430	0.4%	$26.74
1901 Rosslynn Avenue	Fullerton	1	Warehouse / Light Manufacturing	1989	278,572	0.4%	1	100.0%	$5,807,193	0.7%	$20.85
4141 Palm Street	Fullerton	1	Warehouse / Light Manufacturing	1981	100,000	0.2%	1	100.0%	$1,715,275	0.2%	$17.15
5593-5595 Fresca Drive	La Palma	1	Warehouse / Light Manufacturing	1973	115,200	0.2%	2	100.0%	$1,541,873	0.2%	$13.38
1581 Main Street	Orange	1	Warehouse / Distribution	1994	40,637	0.1%	1	100.0%	$794,859	0.1%	$19.56
445-449 Freedom Avenue	Orange	1	Warehouse / Distribution	1980	92,647	0.2%	2	100.0%	$1,632,569	0.2%	$17.62
560 Main Street	Orange	1	Warehouse / Light Manufacturing	1973	17,000	—%	1	100.0%	$138,978	—%	$8.18

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
2401-2421 Glassell Street	Orange	4	Light Industrial / Office	1987	39,282	0.1%	2	100.0%	$810,271	0.1%	$20.63
2390-2444 American Way	Orange	1	Warehouse / Light Manufacturing	2024	100,483	0.2%	2	100.0%	$1,859,793	0.2%	$18.51
200 Boysenberry Lane	Placentia	1	Warehouse / Light Manufacturing	1985	198,275	0.4%	1	100.0%	$4,330,326	0.5%	$21.84
22895 Eastpark Drive	Yorba Linda	1	Light Industrial / Office	1986	34,950	0.1%	1	100.0%	$430,948	0.1%	$12.33
Orange County – North Total		43			2,675,086	5.2%	70	89.6%	$46,849,671	5.8%	$19.54

Orange County – West
5630 Cerritos Avenue	Cypress	1	Light Industrial / Office	1989	76,032	0.2%	1	100.0%	$1,477,943	0.2%	$19.44
12131 Western Avenue	Garden Grove	1	Warehouse / Distribution	1987 / 2007, 2017	207,953	0.4%	1	100.0%	$2,301,804	0.3%	$11.07
12622-12632 Monarch Street	Garden Grove	2	Warehouse / Distribution	1967	121,225	0.2%	3	100.0%	$2,146,570	0.3%	$17.71
12752-12822 Monarch Street	Garden Grove	1	Warehouse / Distribution	1971 / 2023	272,898	0.5%	4	100.0%	$5,199,906	0.6%	$19.05
12821 Knott Street	Garden Grove	1	Warehouse / Distribution	1971 / 2023	165,171	0.3%	1	100.0%	$3,985,097	0.5%	$24.13
17311 Nichols Ln.	Huntington Beach	1	Warehouse / Light Manufacturing	1993 / 2014, 2024	104,182	0.2%	1	100.0%	$2,187,822	0.3%	$21.00
5421 Argosy Avenue	Huntington Beach	1	Warehouse / Light Manufacturing	1976	35,321	0.1%	1	100.0%	$438,885	—%	$12.43
7612-7642 Woodwind Drive	Huntington Beach	3	Warehouse / Light Manufacturing	2001	62,377	0.1%	3	100.0%	$991,326	0.1%	$15.89
1700 Saturn Way	Seal Beach	1	Warehouse / Light Manufacturing	2006	184,000	0.4%	1	100.0%	$2,559,677	0.3%	$13.91
14650 Hoover Street	Westminster	1	Warehouse / Distribution	2001	59,679	0.1%	—	—%	$—	—%	$—
Orange County – West Total		13			1,288,838	2.5%	16	95.4%	$21,289,030	2.6%	$17.32

Orange County – South
9 Holland	Irvine	1	Warehouse / Distribution	1980 / 2013	180,981	0.4%	2	100.0%	$2,990,963	0.4%	$16.53
20531 Crescent Bay Dr.	Lake Forest	1	Warehouse / Distribution	1998	48,873	0.1%	1	100.0%	$870,811	0.1%	$17.82
25781 Atlantic Ocean Drive	Lake Forest	1	Light Industrial / Office	1996	28,254	—%	1	100.0%	$583,516	0.1%	$20.65
20481 Crescent Bay Drive	Lake Forest	1	Warehouse / Light Manufacturing	1996	88,355	0.2%	1	100.0%	$989,457	0.1%	$11.20
20472 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	31,020	0.1%	5	100.0%	$631,428	0.1%	$20.36
20492 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	46,642	0.1%	2	56.6%	$541,913	0.1%	$20.53
20512 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	29,285	—%	5	100.0%	$601,849	0.1%	$20.55
20532 Crescent Bay	Lake Forest	1	Warehouse / Distribution	1998	24,127	—%	2	100.0%	$471,222	—%	$19.53
25172 Arctic Ocean Drive	Lake Forest	1	Warehouse / Distribution	1998	52,024	0.1%	5	100.0%	$1,211,286	0.1%	$23.28
Orange County – South Total		9			529,561	1.0%	24	96.2%	$8,892,445	1.1%	$17.46

Orange County – Airport
18250 Euclid Street	Fountain Valley	1	Warehouse / Light Manufacturing	1974	62,838	0.1%	1	100.0%	$856,674	0.1%	$13.63
1601 Alton Pkwy.	Irvine	1	Light Manufacturing / Flex	1974 / 2018	124,741	0.3%	4	100.0%	$2,818,741	0.3%	$22.60
16752 Armstrong Avenue	Irvine	1	Warehouse / Excess Land	1970/2012	81,600	0.2%	2	100.0%	$2,428,867	0.3%	$29.77

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
3441 West MacArthur Blvd.	Santa Ana	1	Warehouse / Distribution	1973 / 2022	124,102	0.2%	1	100.0%	$2,043,713	0.3%	$16.47
2610 & 2701 S. Birch Street	Santa Ana	1	Warehouse / Distribution	1965 / 2016	98,379	0.2%	3	100.0%	$1,672,921	0.2%	$17.00
1801 St Andrew Place	Santa Ana	1	Light Industrial / Office	1987	370,374	0.7%	2	100.0%	$6,426,176	0.8%	$17.35
1217 Saint Gertrude Place	Santa Ana	1	Warehouse / Light Manufacturing	1961	106,604	0.2%	2	100.0%	$1,297,640	0.2%	$12.17
15777 Gateway Circle	Tustin	1	Warehouse / Light Manufacturing	2005	37,592	0.1%	1	100.0%	$835,535	0.1%	$22.23
15771 Red Hill Avenue	Tustin	1	Light Industrial / Office	1979 / 2016	98,970	0.2%	3	100.0%	$3,473,753	0.4%	$35.10
Orange County – Airport Total		9			1,105,200	2.2%	19	100.0%	$21,854,020	2.7%	$19.77

Riverside / San Bernardino - Inland Empire West
13971 Norton Avenue	Chino	1	Warehouse / Distribution	1990	103,297	0.2%	1	100.0%	$1,675,890	0.2%	$16.22
5002-5018 Lindsay Court	Chino	1	Warehouse / Distribution	1986	64,960	0.1%	2	100.0%	$1,101,486	0.1%	$16.96
13925 Benson Avenue	Chino	1	Light Industrial / Office	1989	38,143	0.1%	1	100.0%	$1,920,000	0.2%	$50.34
4115 Schaefer Avenue	Chino	1	Warehouse / Distribution	2001	33,500	0.1%	1	100.0%	$791,121	0.1%	$23.62
340-344 Bonnie Circle	Corona	1	Warehouse / Distribution	1994	98,000	0.2%	1	100.0%	$1,895,712	0.2%	$19.34
1168 Sherborn Street	Corona	1	Warehouse / Distribution	2004	79,515	0.2%	1	100.0%	$916,417	0.1%	$11.53
755 Trademark Circle	Corona	1	Warehouse / Distribution	2001	34,427	0.1%	1	100.0%	$624,300	0.1%	$18.13
The Merge	Eastvale	6	Warehouse / Distribution	2020	333,544	0.6%	8	100.0%	$4,570,965	0.6%	$13.70
6245 Providence Way	Eastvale	1	Warehouse / Distribution	2018	27,636	0.1%	1	100.0%	$378,060	—%	$13.68
Merge-West	Eastvale	6	Warehouse / Distribution	2022	1,057,419	2.1%	5	84.8%	$15,032,085	1.9%	$16.77
13231 Slover Avenue	Fontana	1	Warehouse / Distribution	1990	109,463	0.2%	1	100.0%	$2,737,089	0.3%	$25.00
10509 Business Drive	Fontana	1	Warehouse / Distribution	1989	130,788	0.3%	—	—%	$—	—%	$—
15996 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2015	212,660	0.4%	1	100.0%	$2,211,600	0.3%	$10.40
11127 Catawba Avenue	Fontana	1	Warehouse / Distribution	2015	145,750	0.3%	1	100.0%	$1,377,960	0.2%	$9.45
10156 Live Oak Avenue	Fontana	1	Warehouse / Distribution	2020	236,912	0.5%	1	100.0%	$2,239,831	0.3%	$9.45
10694 Tamarind Avenue	Fontana	1	Warehouse / Distribution	2020	99,999	0.2%	1	100.0%	$1,379,986	0.2%	$13.80
13369 Valley Blvd	Fontana	1	Light Industrial / Office	2005	105,041	0.2%	1	100.0%	$2,385,859	0.3%	$22.71
15850 Slover Avenue	Fontana	1	Warehouse / Distribution	2020	60,127	0.1%	1	100.0%	$682,149	0.1%	$11.35
13512 Marlay Avenue	Fontana	1	Warehouse / Distribution	1960	199,363	0.4%	1	100.0%	$1,774,974	0.2%	$8.90
13700-13738 Slover Avenue	Fontana	1	Warehouse / Excess Land	1982	17,862	—%	1	—%	$—	—%	$—
10131 Banana Avenue	Fontana	—	Industrial Outdoor Storage	n/a	—	—%	2	100.0%	$1,055,227	0.1%	$—
14874 Jurupa Avenue	Fontana	1	Warehouse / Distribution	2019	158,119	0.3%	1	100.0%	$2,861,321	0.4%	$18.10
10660 Mulberry Avenue	Fontana	1	Warehouse / Distribution	1990	49,530	0.1%	1	100.0%	$413,880	—%	$8.36
10545 Production Avenue	Fontana	1	Warehouse / Distribution	2006	1,101,840	2.1%	1	100.0%	$19,251,348	2.4%	$17.47
13201 Dahlia Street	Fontana	1	Warehouse / Light Manufacturing	1989	278,650	0.5%	1	100.0%	$3,979,958	0.5%	$14.28
4225 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	134,500	0.3%	2	73.3%	$915,000	0.1%	$9.28

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
4325 Etiwanda Avenue	Jurupa Valley	1	Warehouse / Distribution	1998	124,258	0.2%	1	100.0%	$1,341,986	0.2%	$10.80
4039 State Street	Montclair	1	Warehouse / Distribution	2020	139,000	0.3%	1	100.0%	$1,684,680	0.2%	$12.12
5160 Richton Street	Montclair	1	Light Industrial / Office	2004	94,976	0.2%	5	100.0%	$1,484,132	0.2%	$15.63
1400 S. Campus Ave.	Ontario	2	Warehouse / Light Manufacturing	1964-1966, 1973, 1987	107,861	0.2%	1	100.0%	$1,145,625	0.1%	$10.62
601-605 S. Milliken Ave.	Ontario	3	Light Industrial / Office	1987 / 1988	128,313	0.2%	23	97.0%	$2,440,992	0.3%	$19.62
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario	5	Light Industrial / Office	1985	113,812	0.2%	18	93.1%	$1,733,306	0.2%	$16.36
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario	2	Warehouse / Distribution	2001	111,890	0.2%	6	100.0%	$2,053,896	0.3%	$18.36
Safari Business Center(7)	Ontario	16	Warehouse / Distribution	1989	1,142,042	2.2%	80	93.7%	$19,001,561	2.3%	$17.76
3002-3008, 3022-3030, 3042-3050 & 3062-3072 Inland Empire Boulevard	Ontario	4	Warehouse / Distribution	1981	218,407	0.4%	11	100.0%	$3,937,136	0.5%	$18.03
302 Rockefeller Avenue	Ontario	1	Warehouse / Distribution	2000	99,282	0.2%	1	100.0%	$1,437,286	0.2%	$14.48
4355 Brickell Street	Ontario	1	Warehouse / Distribution	2004	95,644	0.2%	1	100.0%	$1,973,798	0.2%	$20.64
1900 Proforma Avenue	Ontario	1	Warehouse / Distribution	1989	135,360	0.3%	13	87.2%	$2,194,447	0.3%	$18.58
4621 Guasti Road	Ontario	1	Warehouse / Distribution	1988	64,512	0.1%	1	100.0%	$878,470	0.1%	$13.62
1555 Cucamonga Avenue	Ontario	2	Warehouse / Light Manufacturing	1973	107,023	0.2%	2	100.0%	$2,342,930	0.3%	$21.89
500 Dupont Avenue	Ontario	1	Warehouse / Light Manufacturing	1987 / 2024	274,885	0.5%	1	100.0%	$3,857,901	0.5%	$14.03
5772 Jurupa Street	Ontario	1	Warehouse / Distribution	1992	360,000	0.7%	1	100.0%	$2,682,319	0.3%	$7.45
1010 Belmont Street	Ontario	1	Warehouse / Distribution	1987	61,824	0.1%	1	100.0%	$1,243,761	0.2%	$20.12
1550-1600 Champagne Avenue	Ontario	2	Warehouse / Distribution	1989	124,243	0.2%	2	100.0%	$1,497,414	0.2%	$12.05
1154 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	35,033	0.1%	1	100.0%	$682,051	0.1%	$19.47
1172 Holt Blvd	Ontario	1	Warehouse / Distribution	2021	44,004	0.1%	1	100.0%	$630,028	0.1%	$14.32
4422 Airport Drive	Ontario	1	Warehouse / Distribution	1978	88,283	0.2%	2	100.0%	$1,742,212	0.2%	$19.73
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga	3	Light Manufacturing / Flex	1988-1989 / 2006	129,309	0.2%	5	100.0%	$2,672,073	0.3%	$20.66
9805 6th St.	Rancho Cucamonga	2	Warehouse / Distribution	1986	81,377	0.2%	4	100.0%	$1,556,617	0.2%	$19.13
10700 Jersey Blvd.	Rancho Cucamonga	7	Light Industrial / Office	1988-1989	107,568	0.2%	56	96.5%	$2,006,626	0.2%	$19.33
11190 White Birch Drive	Rancho Cucamonga	1	Warehouse / Distribution	1986	201,035	0.4%	1	100.0%	$1,964,183	0.2%	$9.77
12320 4th Street	Rancho Cucamonga	2	Warehouse / Distribution	1997/2003	284,676	0.6%	1	100.0%	$1,413,230	0.2%	$4.96
2520 Baseline Road	Rialto	1	Warehouse / Distribution	2020	156,586	0.3%	1	100.0%	$1,394,054	0.2%	$8.90
Riverside / San Bernardino – Inland Empire West Total		100			9,542,248	18.6%	280	95.3%	$139,164,932	17.2%	$15.31

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
San Bernardino – Inland Empire East
6750 Unit B - 6780 Central Ave.	Riverside	2	Warehouse / Light Manufacturing	1978	33,258	0.1%	1	100.0%	$682,454	0.1%	$20.52
San Bernardino – Inland Empire East Total		2			33,258	0.1%	1	100.0%	$682,454	0.1%	$20.52

Ventura County
300 South Lewis Rd.	Camarillo	1	Warehouse / Distribution	1960-1963 / 2006	215,128	0.4%	10	91.5%	$2,545,467	0.3%	$12.94
3211-3233 Mission Oaks Blvd	Camarillo	2	Warehouse / Distribution	1980-1982 / 2014, 2018, 2019, 2025	526,069	1.0%	16	78.7%	$6,150,711	0.8%	$14.86
2328 Teller Road	Newbury Park	1	Light Manufacturing / Flex	1970 / 2018	126,317	0.2%	12	100.0%	$2,185,089	0.3%	$17.30
201 Rice Ave. & 2400-2420 Celsius	Oxnard	3	Warehouse / Light Manufacturing	2008	137,785	0.3%	21	98.5%	$1,979,126	0.2%	$14.59
610-760 W Hueneme Rd & 5651-5721 Perkins Rd	Oxnard	2	Warehouse / Light Manufacturing	1985	87,181	0.2%	22	100.0%	$1,395,046	0.2%	$16.00
1800 Eastman Ave	Oxnard	1	Warehouse / Light Manufacturing	2009	33,332	0.1%	1	100.0%	$315,130	—%	$9.45
2220-2260 Camino del Sol	Oxnard	1	Warehouse / Distribution	2005	69,891	0.1%	2	100.0%	$774,043	0.1%	$11.08
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard	5	Warehouse / Light Manufacturing	1988	132,187	0.2%	19	80.1%	$1,361,072	0.2%	$12.85
701 Del Norte Blvd.	Oxnard	1	Warehouse / Light Manufacturing	2000	125,514	0.2%	18	87.8%	$1,627,824	0.2%	$14.77
2950 Madera Rd.	Simi Valley	1	Warehouse / Distribution	1988 / 2005	136,065	0.3%	1	100.0%	$2,025,139	0.2%	$14.88
21-29 West Easy St.	Simi Valley	5	Warehouse / Light Manufacturing	1991 / 2006	103,018	0.2%	13	73.4%	$1,284,302	0.2%	$16.98
2390 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1989	138,700	0.3%	2	100.0%	$2,055,725	0.3%	$14.82
1998 Surveyor Avenue	Simi Valley	1	Warehouse / Distribution	2018	56,306	0.1%	1	100.0%	$810,807	0.1%	$14.40
2280 Ward Avenue	Simi Valley	1	Warehouse / Distribution	1995	242,101	0.5%	4	73.9%	$2,040,640	0.2%	$11.41
Meggitt Simi Valley	Simi Valley	3	Warehouse / Light Manufacturing	1984 / 2005	285,750	0.6%	1	100.0%	$2,697,812	0.3%	$9.44
3935-3949 Heritage Oak Court	Simi Valley	1	Warehouse / Distribution	1999 / 2025	190,031	0.4%	1	100.0%	$3,186,311	0.4%	$16.77
851 Lawrence Drive	Thousand Oaks	1	Warehouse / Distribution	1968 / 2021	90,773	0.2%	3	100.0%	$1,422,442	0.2%	$15.67
2405, 2430, 2455, 2500, 2535, 2570, 2585, 2595,& 2615 Conejo Spectrum St.	Thousand Oaks	9	Warehouse / Distribution	2018 / 2020	531,378	1.0%	10	100.0%	$7,948,540	1.0%	$14.96
Ventura County Total		40			3,227,526	6.3%	157	91.8%	$41,805,226	5.2%	$14.11

San Diego – North County
6200 & 6300 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977-1988 / 2006	151,433	0.3%	2	92.3%	$1,872,729	0.2%	$13.40
2431-2465 Impala Dr.	Carlsbad	7	Light Manufacturing / Flex	1983 / 2006	90,091	0.2%	10	100.0%	$1,951,222	0.2%	$21.66
6231 & 6241 Yarrow Dr.	Carlsbad	2	Warehouse / Light Manufacturing	1977 / 2006	80,525	0.2%	7	100.0%	$1,405,050	0.2%	$17.45

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
6131-6133 Innovation Way	Carlsbad	2	Warehouse / Distribution	2017	114,786	0.2%	4	100.0%	$1,840,681	0.2%	$16.04
1332-1340 Rocky Point Drive	Oceanside	3	Warehouse / Distribution	2009 / 2019	22,667	—%	1	100.0%	$443,653	0.1%	$19.57
4039 Calle Platino	Oceanside	1	Warehouse / Distribution	1991 / 2024	143,663	0.3%	5	100.0%	$2,242,880	0.3%	$15.61
1402 Avenida Del Oro	Oceanside	1	Warehouse / Excess Land	2016	311,995	0.6%	1	100.0%	$4,311,948	0.5%	$13.82
2843 Benet Road	Oceanside	1	Warehouse / Distribution	1987	35,000	0.1%	1	100.0%	$495,849	0.1%	$14.17
660-664 Twin Oaks Valley Road	San Marcos	2	Warehouse / Distribution	1978 - 1988	96,993	0.2%	2	100.0%	$1,120,589	0.1%	$11.55
980 Rancheros Drive	San Marcos	1	Warehouse / Distribution	1982	48,878	0.1%	1	100.0%	$629,731	0.1%	$12.88
929, 935, 939 & 951 Poinsettia Ave.	Vista	4	Warehouse / Light Manufacturing	1989 / 2007	115,355	0.2%	10	100.0%	$1,805,518	0.2%	$15.65
2575 Pioneer Ave.	Vista	1	Warehouse / Light Manufacturing	1988 / 2006	69,124	0.1%	7	84.6%	$1,023,361	0.1%	$17.50
2455 Ash Street	Vista	1	Warehouse / Light Manufacturing	1990	42,508	0.1%	1	100.0%	$636,599	0.1%	$14.98
San Diego – North County Total		28			1,323,018	2.6%	52	98.3%	$19,779,810	2.4%	$15.21

San Diego – Central
12720-12860 Danielson Ct.	Poway	6	Warehouse / Light Manufacturing	1999	111,860	0.2%	17	96.4%	$2,135,284	0.3%	$19.81
8902-8940 Activity Rd	San Diego	5	Light Industrial / Office	1987 / 1997 / 2024	112,896	0.2%	33	92.7%	$2,439,494	0.3%	$23.30
6970-7170 & 7310-7374 Convoy Ct.	San Diego	13	Warehouse / Distribution	1971	187,893	0.4%	51	97.4%	$4,324,105	0.5%	$23.62
9340 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	86,564	0.2%	3	67.3%	$1,312,676	0.2%	$22.53
9404 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976	46,846	0.1%	1	100.0%	$983,766	0.1%	$21.00
9455 Cabot Drive	San Diego	1	Warehouse / Distribution	1975 / 1976, 2025	97,510	0.2%	1	16.2%	$345,945	—%	$21.84
9755 Distribution Ave.	San Diego	1	Warehouse / Distribution	1974 / 2024	48,011	0.1%	2	100.0%	$1,023,381	0.1%	$21.32
9855 Distribution Ave	San Diego	1	Warehouse / Distribution	1983	61,075	0.1%	2	100.0%	$1,314,387	0.2%	$21.52
10439-10477 Roselle St.	San Diego	10	Warehouse / Light Manufacturing	1970 / 2007	97,834	0.2%	46	91.8%	$2,207,107	0.3%	$24.57
8525 Camino Santa Fe	San Diego	1	Warehouse / Distribution	1986	59,399	0.1%	4	100.0%	$1,372,550	0.2%	$23.11
13550 Stowe Drive	San Diego	1	Warehouse / Distribution	1991	112,000	0.2%	1	100.0%	$2,083,200	0.3%	$18.60
9190 Activity Road	San Diego	1	Warehouse / Distribution	1986	83,520	0.2%	1	100.0%	$1,842,839	0.2%	$22.06
10015 Waples Court	San Diego	1	Warehouse / Distribution	1988 / 2020	106,412	0.2%	1	100.0%	$1,702,377	0.2%	$16.00
8985 Crestmar Point	San Diego	1	Warehouse / Light Manufacturing	1988 / 2025	53,395	0.1%	—	—%	$—	—%	$—
5725 Eastgate Drive	San Diego	1	Industrial Outdoor Storage	1995	27,267	0.1%	1	100.0%	$644,788	0.1%	$23.65
8745-8775 Production Avenue	San Diego	2	Light Industrial / Office	1974 / 2021	46,820	0.1%	4	100.0%	$762,072	0.1%	$16.28

Property Address	City	Number of Buildings	Asset Type	Year Built / Renovated(1)	Rentable Square Feet	Percentage of Rentable Square Feet(2)	Number of Leases	Occupancy	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Total Annualized Base Rent per Square Foot(5)
8888-8992 Balboa Avenue	San Diego	1	Warehouse / Distribution	1967 / 2024	123,492	0.2%	1	100.0%	$2,815,618	0.3%	$22.80
4181 Ruffin Road	San Diego	1	Light Industrial / Office	1987	150,144	0.3%	8	49.8%	$1,567,764	0.2%	$20.98
9223 Balboa Avenue	San Diego	3	Light Industrial / Office	2020	248,579	0.5%	2	100.0%	$9,493,829	1.2%	$38.19
9323 Balboa Avenue (6)	San Diego	1	Development	1978-1980	200,155	0.4%	—	—%	$—	—%	$—
4285 Ponderosa Avenue	San Diego	1	Light Industrial / Office	1969	66,648	0.1%	1	100.0%	$1,948,998	0.2%	$29.24
San Diego – Central Total		54			2,128,320	4.2%	180	78.2%	$40,320,180	5.0%	$24.23

Consolidated Portfolio - Total / Weighted Average	419 Properties	698			51,161,188	100.0%	1,558	90.2%	$808,436,958	100.0%	$17.51

(1)Year renovated reflects the most recent year in which a material upgrade, alteration or addition to building systems was completed, resulting in increased marketability of the property.
(2)Calculated as rentable square feet for such property divided by rentable square feet for the total consolidated portfolio as of December 31, 2025.
(3)Calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2025, multiplied by 12. Excludes tenant reimbursements.
(4)Calculated as annualized base rent for such property divided by annualized base rent for the total consolidated portfolio as of December 31, 2025.
(5)Calculated as annualized base rent for such property divided by occupied square feet for such property as of December 31, 2025.
(6)This property is undergoing repositioning, development, or lease-up as of December 31, 2025.
(7)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

Property Diversification
The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rent as of December 31, 2025.

Property Type	Number of Properties	Occupancy(1)	Building Square Feet	Percentage of Total Building Square Feet	Land Square Feet	Coverage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent(4)	Annualized Base Rent per Building Square Foot(5)
Warehouse / Distribution	219	88.8%	32,297,702	63.1%	67,906,539	47.6%	$446,234	55.2%	$15.57
Warehouse / Light Manufacturing	101	94.2%	10,419,214	20.4%	23,088,797	45.1%	164,725	20.4%	$16.78
Light Industrial / Office(6)	38	94.5%	4,336,933	8.5%	11,197,837	38.7%	89,506	11.1%	$21.83
Industrial Outdoor Storage	19	96.4%	194,092	0.4%	7,837,270	2.5%	44,038	5.4%	$5.62	(7)
Light Manufacturing / Flex	8	100.0%	1,765,274	3.4%	5,379,922	32.8%	23,955	3.0%	$13.57
Warehouse / Excess Land	23	91.2%	1,357,605	2.6%	5,839,728	23.2%	31,908	3.9%	$25.77
Cold Storage / Distribution	4	95.3%	401,668	0.8%	798,855	50.3%	8,071	1.0%	$21.07
Development(8)	7	—%	388,700	0.8%	1,781,428	(8)	—	—%	$—
Total / Weighted Average	419	90.2%	51,161,188	100.0%	123,830,376	41.3%	$808,437	100.0%	$17.51

(1)Calculated as the average occupancy at such properties as of December 31, 2025, based on building square feet.
(2)Calculated as building square feet divided by land square feet.
(3)Calculated for each property as the monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2025, multiplied by 12, and then aggregated by property type. Excludes tenant reimbursements. Amounts in thousands.
(4)Calculated for each property type as annualized base rent for such property type divided by annualized base rent for the total consolidated portfolio as of December 31, 2025.
(5)Calculated for each property type as annualized base rent for such property type divided by occupied building square feet for such property type as of December 31, 2025, unless otherwise noted.
(6)Includes 901 West Alameda Avenue with 45,690 building square feet that is classified as Creative Office.
(7)Calculated for “Industrial Outdoor Storage” as annualized base rent for such property type divided by land square feet.
(8)Represents current development properties, as of December 31, 2025, that will have an estimated combined 0.9 million of rentable square feet at completion, or coverage of 50.2%.

Uncommenced Leases
Uncommenced leases as of December 31, 2025, reflect signed new and renewal leases that had not yet commenced as of December 31, 2025. Differences between our occupancy rates and leased rates as disclosed throughout this Annual Report on Form 10-K, are attributed to our uncommenced leases. The following table sets forth information relating to our uncommenced leases as of December 31, 2025.

Market	Uncommenced Renewal Leases: Leased Square Feet(1)	Uncommenced New Leases: Leased Square Feet(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent: Uncommenced Leases(5)	Annualized Base Rent (Commenced and Uncommenced Leases)(6)	Annualized Base Rent (Commenced and Uncommenced Leases) per Leased Square Foot(7)
Los Angeles County	662,609	297,057	89.3%	$467,799	$10,113	$477,912	$18.27
Orange County	35,409	—	93.6%	98,885	127	99,012	$18.89
Riverside / San Bernardino County	60,233	6,008	95.4%	139,848	91	139,939	$15.33
San Diego County	102,848	4,051	86.0%	60,100	214	60,314	$20.31
Ventura County	130,054	20,855	92.4%	41,805	639	42,444	$14.23
Total/Weighted Average	991,153	327,971	90.9%	$808,437	$11,184	$819,621	$17.63

(1)Represents the square footage of renewal leases that had been signed but had not yet commenced as of December 31, 2025.
(2)Represents the square footage of new leases that had been signed but had not yet commenced as of December 31, 2025.
(3)Calculated as square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2025, divided by total rentable square feet.
(4)Represents annualized base rent for leases that had commenced as of December 31, 2025, at each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2025, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(5)Annualized base rent from uncommenced leases includes: (i) $5.2 million of annualized base rent under uncommenced new leases (calculated by multiplying the first full month of contractual base rents (before rent abatements) to be received under uncommenced new leases, by 12) and (ii) $6.0 million of incremental annualized base rent under uncommenced renewal leases (calculated as the difference between (a) the first full month of contractual base rents (before rent abatements) to be received under uncommenced renewal leases and (b) the monthly contracted base rents under commenced leases (for the same space) as of December 31, 2025, multiplied by 12.). Amounts in thousands.
(6)Calculated by adding annualized base rent for commenced leases (as described in note (4) above) and annualized base rent from uncommenced leases (as described in note (5) above). Amounts in thousands.
(7)Calculated by dividing annualized base rent from commenced leases and uncommenced leases (as described in note (6) above), by leased square footage under commenced and uncommenced leases (net of renewal space) as of December 31, 2025.

Geographic Diversification
The following table sets forth information relating to geographic diversification by county and submarket in our portfolio based on total annualized base rent as of December 31, 2025.

Market	Number of Properties	Occupancy(1)	Rentable Square Feet	Percentage of Total Rentable Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Los Angeles County
Central LA	20	94.3%	3,230,347	6.3%	$42,289	5.2%	$13.88
Greater San Fernando Valley	74	88.2%	7,131,495	13.9%	108,248	13.4%	$17.20
Mid-Counties	39	90.3%	4,856,061	9.5%	74,955	9.3%	$17.09
San Gabriel Valley	46	80.0%	6,129,604	12.0%	66,095	8.2%	$13.47
South Bay	81	90.9%	7,960,626	15.6%	176,212	21.8%	$24.36
Subtotal / Weighted Average	260	88.3%	29,308,133	57.3%	$467,799	57.9%	$18.09
Orange County
North Orange County	25	89.6%	2,675,086	5.2%	$46,850	5.8%	$19.54
OC Airport	9	100.0%	1,105,200	2.2%	21,854	2.7%	$19.77
South Orange County	9	96.2%	529,561	1.0%	8,892	1.1%	$17.46
West Orange County	10	95.4%	1,288,838	2.5%	21,289	2.6%	$17.32
Subtotal / Weighted Average	53	93.6%	5,598,685	10.9%	$98,885	12.2%	$18.87
Riverside / San Bernardino County
Inland Empire East	1	100.0%	33,258	0.1%	$683	0.1%	$20.52
Inland Empire West	53	95.3%	9,542,248	18.6%	139,165	17.2%	$15.31
Subtotal / Weighted Average	54	95.3%	9,575,506	18.7%	$139,848	17.3%	$15.33
Ventura County
Ventura	18	91.8%	3,227,526	6.3%	$41,805	5.2%	$14.11
Subtotal / Weighted Average	18	91.8%	3,227,526	6.3%	$41,805	5.2%	$14.11
San Diego County
Central San Diego	21	78.2%	2,128,320	4.2%	$40,320	5.0%	$24.23
North County San Diego	13	98.3%	1,323,018	2.6%	19,780	2.4%	$15.21
Subtotal / Weighted Average	34	85.9%	3,451,338	6.8%	$60,100	7.4%	$20.27
Consolidated Portfolio - Total / Weighted Average	419	90.2%	51,161,188	100.0%	$808,437	100.0%	$17.51

(1)Calculated as the average occupancy at such properties as of December 31, 2025.
(2)Represents annualized base rent for each property (calculated as monthly contracted base rent (before rent abatements) per the terms of the lease(s) at such property, as of December 31, 2025, multiplied by 12), aggregated by market. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for such market divided by annualized base rent for the total consolidated portfolio as of December 31, 2025.
(4)Calculated as annualized base rent for such market divided by occupied square feet for such market as of December 31, 2025.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rent as of December 31, 2025.

Industry	Number of Leases(1)	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Manufacturing	270	11,354,327	24.6%	$182,102	22.5%	$16.04
Wholesale Trade	385	10,665,489	23.1%	175,157	21.7%	$16.42
Transportation and Warehousing	248	10,191,171	22.1%	174,568	21.6%	$17.13
Professional, Scientific, and Technical Services	117	3,905,443	8.5%	75,791	9.4%	$19.41
Retail Trade	105	3,286,515	7.1%	49,701	6.1%	$15.12
Real Estate and Rental and Leasing	40	821,160	1.8%	26,832	3.3%	$32.68
Construction	118	1,201,440	2.6%	21,687	2.7%	$18.05
Administrative and Support and Waste Management and Remediation Services	66	1,137,177	2.5%	18,044	2.2%	$15.87
Arts, Entertainment, and Recreation	25	918,394	2.0%	15,302	1.9%	$16.66
Mining, Quarrying, and Oil and Gas Extraction(5)	5	44,295	0.1%	12,624	1.6%	$285.00	(5)
Health Care and Social Assistance	24	648,511	1.4%	12,293	1.5%	$18.96
Other Services (except Public Administration)	40	379,768	0.8%	9,634	1.2%	$25.37
Public Administration	14	357,397	0.8%	9,557	1.2%	$26.74
Information	44	415,587	0.9%	8,495	1.1%	$20.44
Educational Services	14	351,241	0.8%	5,693	0.7%	$16.21
Utilities	22	153,623	0.3%	3,984	0.5%	$25.93
Finance and Insurance	5	150,948	0.3%	3,075	0.4%	$20.37
Accommodation and Food Services	13	155,830	0.3%	3,554	0.4%	$22.81
Miscellaneous	3	21,697	—%	344	—%	$15.85
Total / Weighted Average	1,558	46,160,013	100.0%	$808,437	100.0%	$17.51

(1)A single lease may cover space in more than one building.
(2)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2025, multiplied by 12, and then aggregated by industry. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent for tenants in such industry divided by annualized base rent for the total consolidated portfolio as of December 31, 2025.
(4)Calculated as annualized base rent for tenants in such industry divided by occupied square feet for tenants in such industry as of December 31, 2025.
(5)Includes a tenant leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.9 million or $3.41 per land square foot. Excluding this tenant, annualized base rent per square foot is $16.15.
Tenants
Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2025, our consolidated properties were 90.9% leased to tenants in a variety of industries, with no single tenant accounting for more than 2.4% of our total annualized in-place base rent. Our average lease size is approximately 31,000 square feet, and approximately 32% of our total leased square feet consists of leases that are less than 50,000 square feet each. Our 10 largest tenants combined accounted for 13.9% of our annualized base rent as of December 31, 2025. We intend to continue to maintain a diversified mix of tenants in order to limit our exposure to any single tenant or industry.

The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2025.

Tenant	Submarket	Occupied Square Feet	Percentage of Total Occupied Square Feet	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)	Lease Expirations
TIRECO, Inc.	Inland Empire West	1,101,840	2.4%	$19,251	2.4%	$17.47	1/31/2027(4)
L3 Technologies, Inc.	Multiple Submarkets (5)	595,267	1.3%	13,245	1.6%	$22.25	9/30/2031(5)
Zenith Energy West Coast Terminals LLC	South Bay	—	—%	11,909	1.5%	See Note (6)	9/29/2041
Cubic Corporation	Multiple Submarkets	315,227	0.7%	11,443	1.4%	$36.30	3/31/2038
IBY, LLC	San Gabriel Valley	1,178,021	2.6%	11,322	1.4%	$9.61	4/5/2031(7)
Federal Express Corporation	Multiple Submarkets(8)	527,861	1.1%	10,862	1.3%	$20.58	11/30/2032 (8)
GXO Logistics Supply Chain, Inc.	Mid-Counties	411,034	0.9%	9,076	1.1%	$22.08	11/30/2028
Best Buy Stores, L.P.	Inland Empire West	501,649	1.1%	8,871	1.1%	$17.68	6/30/2029
The Hertz Corporation	South Bay	38,680	0.1%	8,579	1.1%	See Note (9)	10/31/2026
Orora Packaging Solutions	Multiple Submarkets(10)	476,065	1.0%	8,150	1.0%	$17.12	9/30/2028(10)
Top 10 Tenants		5,145,644	11.2%	112,708	13.9%
All Other Tenants		41,014,369	88.8%	695,729	86.1%
Total Consolidated Portfolio		46,160,013	100.0%	$808,437	100.0%
(1)Calculated for each tenant as the monthly contracted base rent (before rent abatements) per the terms of such tenant’s lease as of December 31, 2025, multiplied by 12. Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such tenant divided by annualized base rent for the total consolidated portfolio as of December 31, 2025.
(3)Calculated as annualized base rent for such tenant divided by occupied square feet for such tenant as of December 31, 2025.
(4)In January 2026, we executed an amendment with TIRECO, Inc. to extend the lease term to April 30, 2030, with annualized base rent of approximately $17.0 million commencing February 1, 2027.
(5)Includes (i) 133,836 rentable square feet in North Orange County, which expired on December 31, 2025, and (ii) 461,431 rentable square feet in LA-South Bay expiring September 30, 2031.
(6)The tenant is leasing an 80.2 acre industrial outdoor oil storage site with annualized base rent of $11.9 million or $3.41 per land square foot.
(7)Includes (i) 184,879 rentable square feet expiring April 30, 2028 and (ii) 993,142 rentable square feet expiring April 5, 2031.
(8)Includes (i) 30,160 rentable square feet in Ventura expiring September 30, 2027, (ii) one land lease in LA-Mid-Counties expiring June 30, 2029, (iii) one land lease in LA-Mid-Counties expiring June 30, 2029, (iv) 42,270 rentable square feet in LA-South Bay expiring October 31, 2030, (v) 311,995 rentable square feet in North County San Diego expiring February 28, 2031, (vi) one land lease in North Orange County expiring October 31, 2031, and (vii) 143,436 rentable square feet in LA-South Bay expiring November 30, 2032.
(9)The tenant is leasing 18.4 acres of land with ABR of $8.9 million or $11.14 per land square foot.
(10)Includes (i) 96,993 rentable square feet in North County San Diego expiring September 30, 2026, (ii) 100,500 rentable square feet in Greater San Fernando Valley expiring September 30, 2027, and (iii) 278,572 rentable square feet in North Orange County expiring September 30, 2028.

Leases
Overview
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2025, there were 616 triple net leases in our consolidated portfolio, representing approximately 80.5% of our total annualized base rent.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property-related expenses during the lease term, but a significant amount of the expenses is passed through to the tenant for reimbursement to the landlord. Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2025, there were 762 modified gross leases in our consolidated portfolio, representing approximately 14.5% of our total annualized base rent.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2025, there were 180 gross leases in our consolidated portfolio, representing approximately 5% of our total annualized base rent.
The following table provides information regarding our lease segmentation by size as of December 31, 2025:

Square Feet	Number of Leases	Occupied Building/Land Square Feet		Building/Land Square Feet		Percentage of Total Occupied Building Square Feet		Annualized Base Rent(1)	Percentage of Total Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Building:
<4,999	524	1,299,055		1,414,176		2.8%		$26,197	3.2%	$20.17
5,000 - 9,999	219	1,558,302		1,746,240		3.4%		30,216	3.7%	$19.39
10,000 - 24,999	316	5,127,526		5,728,980		11.2%		97,603	12.1%	$19.04
25,000 - 49,999	182	6,585,716		7,445,198		14.3%		117,417	14.5%	$17.83
50,000 - 99,999	119	8,479,513		9,687,025		18.5%		151,962	18.8%	$17.92
>100,000	122	22,903,902		24,915,708		49.8%		335,220	41.5%	$14.64
Building Subtotal / Weighted Average	1,482	45,954,014	(4)	50,937,327	(4)	100.0%	(4)	$758,615	93.8%	$16.51
Land/IOS(5)	27	8,176,495	(6)	8,359,956	(6)			46,873	5.8%	$5.61
Other(5)	49							2,949	0.4%
Total	1,558							$808,437	100.0%
(1)Calculated for each lease as the monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2025, multiplied by 12, and then aggregated by building square feet (if applicable). Excludes tenant reimbursements. Amounts in thousands.
(2)Calculated as annualized base rent for such leases divided by annualized base rent for the total consolidated portfolio as of December 31, 2025.
(3)For building leases, calculated as annualized base rent for such leases divided by occupied building square feet for such leases as of December 31, 2025. For “Land/IOS” leases, calculated as annualized base rent for such leases divided by land square feet for such leases as of December 31, 2025.
(4)Excludes 205,999 occupied building square feet and 223,861 available building square feet associated with Land/IOS.
(5)“Land/IOS” includes leases for improved land sites and industrial outdoor storage (IOS) sites. “Other” includes amounts related to cellular tower, solar and parking lot leases.
(6)Reflects occupied land square feet and available land square feet associated with Land/IOS.

Lease Expirations
As of December 31, 2025, our weighted average in-place remaining lease term was approximately 4 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2025, plus available space, for each of the 10 full calendar years commencing December 31, 2025 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,944,809	3.8%	$—	—%	$—
Repositioning/Development(6)	—	3,056,366	6.0%	—	—%	$—
MTM Tenants	9	138,861	0.3%	2,439	0.3%	$17.56
2025	17	715,708	1.4%	13,588	1.7%	$18.99
2026	395	7,743,366	15.1%	127,172	15.7%	$16.42
2027	352	7,145,813	14.0%	127,404	15.8%	$17.83
2028	279	6,951,882	13.6%	132,834	16.4%	$19.11
2029	196	5,427,080	10.6%	103,663	12.8%	$19.10
2030	136	5,849,337	11.4%	96,035	11.9%	$16.42
2031	83	6,820,888	13.3%	97,209	12.0%	$14.25
2032	28	1,711,407	3.3%	33,914	4.2%	$19.82
2033	14	643,583	1.3%	11,305	1.4%	$17.57
2034	7	355,445	0.7%	6,980	0.9%	$19.64
Thereafter	42	2,656,643	5.2%	55,894	6.9%	$21.04
Total Consolidated Portfolio	1,558	51,161,188	100.0%	$808,437	100.0%	$17.51

(1)Represents the contracted square footage upon expiration.
(2)Calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of December 31, 2025, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as annualized base rent set forth in this table divided by annualized base rent for the total portfolio as of December 31, 2025.
(4)Calculated as annualized base rent for such leases divided by the occupied square feet for such leases as of December 31, 2025.
(5)Represents vacant space (not under repositioning/development) as of December 31, 2025. Includes leases aggregating 327,971 rentable square feet that had been signed but had not yet commenced as of December 31, 2025. Adjusting for such leases, we had 1,616,838 of available vacant space representing 3.2% of our total owned square feet as of December 31, 2025.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”), development or lease-up as of December 31, 2025. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Influence Future Results of Operations – Acquisitions and Value-Add Repositioning and Development of Properties,” of this Annual Report on Form 10-K for additional details related to these properties.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding leasing related tenant improvement and leasing commission costs for tenants at the properties in our portfolio as follows:

	Year Ended December 31,
	2025			2024			2023
	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)	Cost (1)	Square Feet	PSF(2)
Tenant Improvements
New Leases – First Generation(3)(4)	$1,485	831,080	$1.79	$1,718	957,290	$1.79	$1,572	1,400,053	$1.12
New Leases – Second Generation(3)(5)	878	589,789	$1.49	314	141,274	$2.22	113	90,902	$1.24
Renewal Leases	586	885,949	$0.66	349	444,014	$0.79	826	536,858	$1.54
Total Tenant Improvements	$2,949	2,306,818	$1.28	$2,381	1,542,578	$1.54	$2,511	2,027,813	$1.24
Leasing Commissions
New Leases – First Generation(3)(4)	$17,978	3,111,145	$5.78	$9,166	2,000,568	$4.58	$9,488	1,171,683	$8.10
New Leases – Second Generation(3)(5)	10,842	2,737,913	$3.96	6,953	1,939,960	$3.58	7,652	1,832,823	$4.17
Renewal Leases	12,530	5,278,183	$2.37	9,904	3,384,808	$2.93	10,308	3,530,689	$2.92
Total Leasing Commissions	$41,350	11,127,241	$3.72	$26,023	7,325,336	$3.55	$27,448	6,535,195	$4.20
Total Tenant Improvements & Leasing Commissions	$44,299			$28,404			$29,959
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
Historical Capital Expenditures
The following table sets forth certain historical information regarding nonrecurring and recurring capital expenditures at the properties in our portfolio as follows:

	Year Ended December 31,
	2025			2024			2023
	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)	Cost(1)	Square Feet(2)	PSF(3)
Nonrecurring Capital Expenditures(4)	$228,776	41,735,487	$5.48	$313,187	36,624,828	$8.55	$222,709	32,392,200	$6.88
Recurring Capital Expenditures(5)	13,327	51,311,729	$0.26	19,661	49,255,581	$0.40	26,798	44,002,786	$0.61
Total Capital Expenditures	$242,103			$332,848			$249,507
(1)Cost is reported in thousands.
(2)For nonrecurring capital expenditures, reflects the aggregate square footage of the properties in which we incurred such capital expenditures.  For recurring capital expenditures, reflects the weighted average square footage of our consolidated portfolio for the period.
(3)PSF amounts calculated by dividing the aggregate capital expenditure costs by the square footage as defined in (1) and (2) above.
(4)Nonrecurring capital expenditures are expenditures made in respect of a property for repositioning, development, or other major upgrade or renovation of such property, and further includes capital expenditures for seismic upgrades, roof or parking lot replacements or capital expenditures for deferred maintenance existing at the time such property was acquired.

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
Our common stock is traded on the NYSE under the symbol “REXR”. As of February 6, 2026, there were 303 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 to October 31, 2025	172	$43.52	—	$449,976
November 1, 2025 to November 30, 2025	449,297	$40.65	447,763	$431,764
December 1, 2025 to December 31, 2025	1,995,733	$40.99	1,995,675	$349,927
	2,445,202	$40.93	2,443,438

(1)Includes 1,764 shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
(2)On August 29, 2025, our board of directors (“Board”) authorized a stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock. As of February 2, 2026, approximately $150 million of common stock had been repurchased under the program. On February 2, 2026, our Board terminated the prior stock repurchase program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock. This new stock repurchase program expires by its terms on February 29, 2028, unless modified, extended or terminated earlier by the Board in its discretion.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025, with the cumulative total return of the Standard & Poor’s 500 Index and a selection of appropriate “peer group” indexes (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2020, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of, and is not intended to suggest, future total return performance.

Total Return Performance
$200
$175
$150
$125
$100
$75
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Rexford Industrial Realty, Inc.
S&P 500 Index
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Industrial Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Rexford Industrial Realty, Inc.	$100.00	$167.83	$115.51	$122.03	$87.27	$91.36
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Dow Jones Equity All REIT Index	$100.00	$141.20	$105.89	$117.86	$123.58	$126.55
Dow Jones U.S. Real Estate Industrial Index	$100.00	$153.52	$104.05	$126.89	$107.42	$125.96
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

Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013 and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, develop, lease and manage industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. From time to time we also sell assets as part of our capital allocation strategy. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.
As of December 31, 2025, our consolidated portfolio consisted of 419 properties with approximately 51.2 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments and mortgage debt investments secured by industrial property in high-barrier Southern California infill markets. Periodically we also engage in mortgage debt investments secured by industrial zoned property or property suitable for industrial development within these markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns over time through value-add repositioning and developments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
Management Update
In November 2025, the Company announced that Laura Clark, Chief Operating Officer, will assume the role of Chief Executive Officer effective April 1, 2026, as part of the Company’s leadership succession plan. Ms. Clark was appointed to the Board of Directors in November 2025 and will succeed Co‑Chief Executive Officers Howard Schwimmer and Michael Frankel, who will depart from their roles effective March 31, 2026. Mr. Schwimmer and Mr. Frankel will continue to serve as members of the Board of Directors until their terms expire at the Company’s 2026 Annual Meeting of Stockholders. Management does not expect the leadership transition to disrupt the Company’s operations.
Following the November 2025 announcement, the Company began certain operating and capital initiatives, including changes to capital deployment priorities and a reduction in development exposure as part of its evaluation of potential property dispositions. In connection with these initiatives and the leadership transition, the Company incurred certain costs and non‑cash charges during 2025. These amounts are reflected in the Company’s 2025 results and have been considered in its outlook for 2026.
Highlights
Full Year Financial and Operational Highlights
•Net income attributable to common stockholders decreased by 23.9% to $200.2 million in 2025 compared to 2024.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 9.2% to $558.6 million in 2025 compared to 2024.
•Net operating income (NOI)(1) increased by 5.7% to $752.7 million in 2025 compared to 2024.
•Total portfolio occupancy at year-end was 90.2%.
•Same Property Portfolio(2) average occupancy for the year ended December 31, 2025 was 96.4% and ending occupancy at year-end was 96.5%.
•Executed a total 478 new and renewal leases with a combined 10.4 million rentable square feet, with leasing spreads of 23.4% on a GAAP basis and 10.7% on a cash basis.
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
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 7 of this Annual Report on Form 10-K.

Acquisitions
•We did not complete any property acquisitions during 2025.
Dispositions
•During 2025, we sold seven properties totaling 589,534 rentable square feet for an aggregate gross sales price of $217.5 million and recognized $106.0 million in gains on sale of real estate.
Repositioning & Development
◦During 2025, we stabilized 21 repositioning and development properties totaling 2,225,865 rentable square feet, with projects delivered throughout the year across our portfolio.
◦As of December 31, 2025, our development project located at 12118 Bloomfield Avenue (107,045 rentable square feet) was 100% leased and is expected to stabilize in mid-2026 upon lease commencement. Excluding this property, as of December 31, 2025, we had 13 additional repositioning and development properties totaling 1,354,385 rentable square feet in the lease-up stage.
Equity
•During the first quarter of 2025, we settled the remaining portion of the forward equity sale agreement related to our March 2024 underwritten public offering by issuing 9,776,768 shares of common stock for net proceeds of $478.0 million, based on a weighted average forward price of $48.89 per share at settlement.
•During the second half of 2025, we repurchased 6,327,283 shares of our common stock under our stock repurchase programs at a weighted average price of $39.51 per share for a total of $250.1 million, including commissions.
Financing
•On May 30, 2025, we amended our senior unsecured credit agreement to, among other changes, increase the borrowing capacity under our unsecured revolving credit facility from $1.0 billion to $1.25 billion, extend the maturity date of the unsecured revolving credit facility from May 26, 2026 to May 30, 2029 (with two extension options of six months each), extend the maturity date of the $400.0 million unsecured term loan facility from July 18, 2025 to May 30, 2030, and lower the interest rate by eliminating the 0.10% SOFR adjustment that previously applied to both the unsecured revolving credit facility and the $400.0 million unsecured term loan facility.
•On November 21, 2025, we further amended our senior unsecured credit agreement to eliminate the 0.10% SOFR adjustment applicable to our $300.0 million unsecured term loan facility.
•On June 30, 2025, we executed three interest rate swaps with an aggregate notional value of $400.0 million to fix daily SOFR related to our $400.0 million unsecured term loan facility at a rate of 3.41375%, commencing on July 1, 2025 through May 30, 2030. These swaps take the place of the swaps that were previously in place from April 3, 2023 through June 30, 2025, which fixed daily SOFR at 3.97231%.
•On August 6, 2025, we paid in full the outstanding principal balance on the $100 million unsecured senior notes.
•On September 2, 2025, we amended our $60.0 million term loan facility to, among other changes, add two additional one-year extension options. As of December 31, 2025, we have three remaining one-year extension options available, subject to certain terms and conditions.
•Subsequent to December 31, 2025, we certified that the sustainability performance targets associated with our unsecured credit agreement were met for 2025, resulting in a reduction of the applicable margin and applicable credit facility fee by 0.040% and 0.01%, respectively.

Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long-term due to high land and development costs, regulatory hurdles with restrictive development constraints and a dearth of developable land in markets experiencing a net reduction in supply as, over time, more industrial property is converted to non-industrial uses than can be delivered. That said, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including recent changes in trade and tariff policy, an uncertain interest rate environment, persistent inflation and global geopolitical unrest. According to third-party market data, market rent growth within our infill Southern California markets has decreased by approximately 22% from the peak levels reached in mid-2023. This decline follows an average increase of approximately 80% during the pandemic years of 2020 through 2022. Based on the same third-party market data, overall market rents remain approximately 40% above pre-pandemic levels.
Leasing activity across our portfolio was steady in 2025, with positive absorption for the year, when excluding properties placed into repositioning or development, driven in part by leasing at our repositioning and development projects. Activity at these projects increased in the second half of 2025 compared to the first half. However, we recognize that heightened macroeconomic and tariff uncertainty continues to weigh on tenant decision-making and may influence tenant demand going forward.
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
General Market Conditions
We believe our portfolio’s leasing performance in 2025 has generally outpaced that of the infill markets within which we operate. We believe this relative performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, comprised of smaller space sizes averaging 26,000 square feet located entirely within last-mile, infill Southern California locations is well positioned to serve regional consumption and may be less susceptible to changes in global trade flows as compared to large warehouses located within non-infill submarkets. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets where we believe competing properties are generally otherwise owned by more passive, less-focused real estate owners.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased year-over-year to 5.2% and average asking lease rates decreased 14% year-over-year. New development is limited by a lack of land availability and an increase in land and development costs.
In Orange County, vacancy increased year-over-year to 4.9% and average asking lease rates decreased 4% year-over-year. Market conditions are expected to be favorable over the long-term due to steady demand and the continued low availability of industrial product in this region.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased year-over-year to 6.0% and average taking lease rates declined 6% year-over-year. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where available land and the development and construction pipeline for new supply is substantial.
In San Diego, vacancy increased year-over-year and average asking lease rates increased year-over-year.
In Ventura County, vacancy increased year-over-year and average asking lease rates increased year-over-year.

Acquisitions and Value-Add Repositioning and Development of Properties
The Company’s growth strategy remains centered on creating long‑term, per‑share value through disciplined capital allocation, targeted industrial investment within infill Southern California, and the execution of value‑add initiatives across our industrial portfolio. While we did not complete any acquisitions during the current year, our long‑term strategy continues to prioritize opportunities that demonstrate the potential for accretion to Core FFO and net asset value per share that will be evaluated through rigorous underwriting criteria reflecting current market conditions and our cost of capital. We will continue to evaluate and execute upon the repositioning and improvement of properties already within our portfolio to enhance functionality, marketability, future cash‑flow growth and drive value creation that meet our strengthened risk-adjusted return thresholds.
Consistent with our refined capital‑allocation strategy communicated in November 2025, the Company is placing heightened emphasis on maximizing risk‑adjusted returns through a programmatic disposition strategy, recycling capital into higher‑return repositioning projects within our existing portfolio, share repurchases, and selective development and acquisition opportunities aligned with rigorous underwriting standards. These refinements build upon our longstanding focus on infill Southern California industrial real estate, a market that we believe continues to offer superior long‑term fundamentals.
The Company’s historical investment strategy targets industrial property investments demonstrating the potential for accretion in Core FFO and net asset value, both on a per share basis, over the near- to longer-term. These target investments may comprise acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Additionally, from time to time, we may acquire industrial outdoor storage sites, land parcels or properties with excess land for ground-up development projects. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties, with transaction values ranging from approximately $10 million single property investments to portfolios potentially valued in the billions of dollars. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California, while endeavoring to take appropriate steps to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws. Similarly, while our focus is owning and operating industrial properties in Southern California infill markets, occasionally an acquisition may include non-industrial properties, such as office and other uses, with the intent to reposition or develop the properties into industrial use or to dispose of the non-industrial assets in a manner intended to satisfy REIT safe harbor requirements to avoid prohibited transactions under REIT tax laws.
A key component of our growth strategy has historically been to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over or that provide opportunities to add value through functional or physical repositioning and improvements. Through various repositioning, development, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy rates that meet or exceed market rates.
Repositioning remains a central component of our value‑creation strategy, as we seek to modernize, reconfigure, and enhance existing properties to align with tenant demand and maximize risk‑adjusted returns. A repositioning can provide a range of property improvements. This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property improvements, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements, in each case designed to improve the cash flow and value of the property.
We have a number of repositioning properties, which are individually presented in the tables below. A repositioning property that is considered significant is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements, the cost to complete repositioning work and lease-up is estimated to be greater than $2.5 million and the repositioning and lease-up time frame is estimated to be greater than six months. We also have a range of other spaces in repositioning, that due to their smaller size, relative scope, projected repositioning costs or relatively nominal amount of down-time, are not presented below, however, in the aggregate, may be substantial (and which we refer to as “other repositioning projects”).
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

A development property is defined as a property where we plan to fully demolish an existing building(s) due to building obsolescence and/or construct a ground-up building on a property with excess or vacant land. We recently re-evaluated our near-term development pipeline to focus on opportunities that satisfy enhanced underwriting criteria. As part of this process, we evaluated alternatives including proceeding with development, postponing construction, or selling the site based on relative risk‑adjusted returns. Following this review, we determined not to proceed with six projects totaling approximately 850,000 square feet.
As of December 31, 2025, nine of our repositioning and development properties were under construction and 14 of our properties were in the lease-up stage. In addition, following our re-evaluation of the development pipeline, we have six properties as near-term potential future repositioning and development opportunities. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2024 and 2025, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 12/31/2025
Under Construction
14940 Proctor Road	San Gabriel Valley	Development	160,094	4Q-2024	2Q-2026	—%
11234 Rush Street	San Gabriel Valley	Development	101,728	4Q-2024	3Q-2026	—%
3547-3555 Voyager Street	South Bay	Development	67,734	1Q-2025	3Q-2026	—%
5235 Hunter Avenue	North Orange County	Development	121,288	1Q-2025	2Q-2026	—%
7815 Van Nuys Boulevard	Greater San Fernando Valley	Development	78,784	2Q-2025	4Q-2026	—%
14400 Figueroa Street (Figueroa & Rosecrans)	South Bay	Repositioning	56,771	3Q-2025	4Q-2026	—%
950 West 190th Street	South Bay	Development	194,544	4Q-2025	4Q-2027	—%
9323 Balboa Avenue	Central San Diego	Development	169,239	4Q-2025	2Q-2027	—%
24935-24955 Avenue Kearny	Greater San Fernando Valley	Repositioning	66,130	4Q-2025	2Q-2026	—%
Total Under Construction			1,016,312
– See footnotes starting on page 67 –

					Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)		Start	Completion	Total Property Leased % at 12/31/2025
Lease-Up
9615 Norwalk Boulevard	Mid-Counties	Development	201,571		3Q-2021	4Q-2025	—%
3211-3233 Mission Oaks Boulevard(3)	Ventura	Development	116,852		2Q-2022	1Q-2025	83%
12118 Bloomfield Avenue	Mid-Counties	Development	107,045		4Q-2022	1Q-2025	100%
4416 Azusa Canyon Road	San Gabriel Valley	Development	129,830		4Q-2022	2Q-2025	—%
15010 Don Julian Road	San Gabriel Valley	Development	219,690		1Q-2023	4Q-2025	—%
12772 San Fernando Road	Greater San Fernando Valley	Development	143,529		3Q-2023	1Q-2025	—%
19900 Plummer Street	Greater San Fernando Valley	Development	79,539		3Q-2023	1Q-2025	—%
1500 Raymond Avenue	North Orange County	Development	136,218	(4)	4Q-2023	1Q-2025	—%
19301 Santa Fe Avenue	South Bay	Repositioning	LAND		2Q-2024	3Q-2025	—%
1315 Storm Parkway(5)	South Bay	Repositioning	37,844		2Q-2024	4Q-2024	—%
14955 Salt Lake Avenue	San Gabriel Valley	Repositioning	45,205		4Q-2024	3Q-2025	—%
8985 Crestmar Point	Central San Diego	Repositioning	53,395		4Q-2024	3Q-2025	—%
9455 Cabot Drive	Central San Diego	Repositioning	97,510		2Q-2025	4Q-2025	—%
1175 Aviation Place	Greater San Fernando Valley	Repositioning	93,202		3Q-2025	4Q-2025	—%
Total Lease-up			1,461,430

Property	Submarket	Repositioning/Development	Projected Rentable Square Feet	Estimated Construction Start Period
Near-Term Potential Future Repositioning and Development:
16425 Gale Avenue	San Gabriel Valley	Development	325,800	1Q-26
17031-17037 Green Drive	San Gabriel Valley	Repositioning	50,454	1Q-26
10660 Mulberry Avenue	Inland Empire West	Repositioning	42,248	1Q-26
9400-9500 Santa Fe Springs Road(6)	Mid-Counties	Repositioning	184,270	2Q-26
3100 Fujita Street	South Bay	Repositioning	91,516	3Q-26
9000 Airport Boulevard	South Bay	Development	418,000	4Q-26
Total Near-Term Potential Future Repositioning and Development			1,112,288

– See footnotes starting on page 67 –

Property	Market	Stabilized Rentable Square Feet	Period Stabilized
2025 Stabilizations(7)
4039 Calle Platino (North County SD)	SD	73,807	1Q-2025
29120 Commerce Center Drive (SF Valley)	LA	135,258	1Q-2025
East 27th Street (Central LA)	LA	126,563	1Q-2025
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520	1Q-2025
29125 Avenue Paine (SF Valley)	LA	176,107	1Q-2025
218 Turnbull Canyon (SG Valley)	LA	191,153	2Q-2025
1901 Via Burton (North OC)	OC	139,449	2Q-2025
11308-11350 Penrose Street (SF Valley)(8)	LA	71,547	3Q-2025
1020 Bixby Drive (SG Valley)	LA	57,600	3Q-2025
Harcourt & Susana (South Bay)	LA	34,000	3Q-2025
8888 Balboa Avenue (Central SD)	SD	123,492	3Q-2025
6027 Eastern Avenue (Central LA)	LA	94,140	3Q-2025
3071 Coronado Street (North OC)(8)	OC	105,173	3Q-2025
2390-2444 American Way (North OC)	OC	100,483	3Q-2025
14434-14527 San Pedro Street (South Bay)(9)	LA	58,225	4Q-2025
3935-3949 Heritage Oak Court (Ventura)	VC	190,031	4Q-2025
800 Sandhill Avenue (17000 Kingsview Avenue) (South Bay)	LA	100,121	4Q-2025
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	163,435	4Q-2025
Rancho Pacifica - Building 5 (South Bay)(10)	LA	76,553	4Q-2025
17907 Figueroa Street (South Bay)	LA	76,468	4Q-2025
21515 Western Avenue (South Bay)	LA	83,740	4Q-2025
Total 2025 Stabilized		2,225,865

2024 Stabilizations(7)
9755 Distribution Avenue (Central SD)	SD	24,071	1Q-2024
8902-8940 Activity Road (Central SD)	SD	13,950	1Q-2024
444 Quay Avenue (South Bay)	LA	29,760	2Q-2024
263-321 Gardena Boulevard (South Bay)	LA	55,238	2Q-2024
20851 Currier Road (SG Valley)	LA	59,412	3Q-2024
17311 Nichols Lane (West OC)	OC	104,182	3Q-2024
12752-12822 Monarch Street (West OC)	OC	163,864	3Q-2024
500 Dupont Avenue (IE - West)	SB	274,885	4Q-2024
2880 Ana Street (South Bay)	LA	LAND	4Q-2024
12907 Imperial Highway (Mid-Counties)	LA	101,080	4Q-2024
Total 2024 Stabilized		826,442
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

(2)Rentable square feet is the actual rentable square footage that is subject to repositioning at the property/building, and may be less than the total rentable square footage of the entire property or particular building(s) under repositioning. For developments, rentable square feet represents the estimated rentable square footage of the project upon completion of the development.
(3)As of December 31, 2025, the entire project includes 526,069 rentable square feet, comprised of: (i) 3211 Mission Oaks Boulevard, a newly constructed building totaling 116,852 rentable square feet, and (ii) 3233 Mission Oaks Boulevard, with 409,217 rentable square feet which were not redeveloped. Site improvements were completed across the entire project. The rentable square feet and property leased percentage apply only to 3211 Mission Oaks Boulevard.
(4)1500 Raymond Avenue contains one acre of excess paved land.
(5)As of December 31, 2025, 1315 Storm Parkway is considered stabilized, as it reached one year from the date of completion of construction work, but remains in lease-up for presentation purposes, as the property has not yet achieved 90% occupancy.
(6)9400-9500 Santa Fe Springs Road totals 595,304 rentable square feet and the proposed repositioning project pertains to work at only one of the units, totaling 184,270 rentable square feet.
(7)We consider a repositioning or development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(8)11308-11350 Penrose Street and 3071 Coronado were both considered stabilized in the first quarter of 2025 as they reached one year from the date of completion of construction work and were still in lease-up. In the third quarter of 2025 both projects achieved 100% occupancy and for presentation purposes above are reflected as stabilized in the third quarter of 2025.
(9)14434-14527 San Pedro Street is a low coverage site with 58,225 rentable square feet of buildings on 335,905 square feet, or 7.7 acres, of land.
(10)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and are constructing a new building comprising approximately 76,553 rentable square feet in its place.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or development activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $35.3 million of interest expense and $10.1 million of insurance and real estate tax expenses during the year ended December 31, 2025, related to our repositioning and development projects.
Construction Costs and Timing
Currently proposed trade and other political policies may lead to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, has the potential to increase budgeted and actual construction costs and may cause delays in starting and completing certain development projects. Additional increases in costs, further delays or declining market rents could result in a lower expected yield on our development projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of December 31, 2025, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 90.2% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.0% occupied. Our improved land and industrial outdoor storage (IOS) sites, totaling approximately 8.4 million land square feet or 191.9 acres, were 97.8% occupied at December 31, 2025. We believe the opportunity to increase occupancy at our properties will continue to be an important driver of future revenue growth, particularly as repositioning and development projects are completed and move through the lease-up phase.

Vacant space at our repositioning, development and lease-up properties is concentrated in our Los Angeles, Orange County and San Diego markets and represented 6.0% of our total consolidated portfolio square footage as of December 31, 2025. Including vacant space at these properties, our weighted average occupancy rate as of December 31, 2025, in our Los Angeles, Orange County and San Diego markets was 88.3%, 93.6% and 85.9%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of December 31, 2025, in these markets was 95.3%, 99.2% and 96.4%, respectively. We believe that an important portion of our long-term future growth will come from the completion and lease-up of projects currently under or scheduled for repositioning/development, as well as from select opportunities that meet established return thresholds, whether within our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the current market environment, our near‑term leasing focus for these operating properties is on preserving occupancy and maintaining cash flow. Although there has been a post-pandemic normalization of market rates and vacancy over the last few years, the Los Angeles, Orange County, San Bernardino–Inland Empire West and San Diego markets are well-positioned for the long-term due to fundamental demand drivers and barriers for new supply. Although we cannot predict how our markets may perform in future periods, we believe that general market conditions will continue to offer the long-term opportunity to increase occupancy and rental rates at our properties, which will be an important driver of future revenue growth.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases on a quarterly basis for the year ended December 31, 2025:

	New Leases
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2025	54	882,403	4.6	$20.05	3.2%	(5.4)%
Q2-2025(5)	41	678,727	4.8	$15.80	(17.6)%	(22.9)%
Q3-2025(6)	69	2,361,131	5.2	$14.57	25.6%	10.9%
Q4-2025	57	1,574,816	4.9	$16.22	7.1%	0.9%
Total/Weighted Average	221	5,497,077	5.0	$16.08	10.0%	0.1%

	Renewal Leases						Expiring Leases		Retention %(9)
Quarter	Number of Leases	Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(7)	Cash Leasing Spreads(3)(7)	Number of Leases	Rentable Square Feet(8)	Rentable Square Feet
Q1-2025	84	1,511,946	4.1	$16.31	29.4%	20.2%	165	3,102,514	67.8%
Q2-2025	58	1,020,266	4.2	$19.53	31.2%	16.3%	102	1,786,814	69.4%
Q3-2025	54	904,014	4.9	$17.89	26.5%	9.9%	113	1,734,790	72.3%
Q4-2025	61	1,464,751	5.1	$15.46	26.0%	11.0%	109	3,551,170	61.3%
Total/Weighted Average	257	4,900,977	4.6	$17.01	28.3%	14.7%	489	10,175,288	66.6%
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

(4)The net effective and cash re-leasing spreads for new leases executed during the year ended December 31, 2025, exclude 103 leases aggregating 3,617,125 rentable square feet for which there was no comparable lease data. Of these 103 excluded leases, 46 leases aggregating 2,646,805 rentable square feet were recently repositioned or developed space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/developed space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than twelve months. Because leasing spreads are based on building square footage, land lease activity is not captured in these calculations. However, during the year ended December 31, 2025, we executed the following land lease transactions: (i) two new leases totaling 65,424 land square feet and (ii) four renewal leases totaling 388,079 land square feet. For the renewal land lease transactions, the net effective and cash leasing spreads were 94.0% and 27.0%, respectively. The new land lease transactions did not have any prior comparable lease data, and therefore no spread calculation is applicable.
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
(7)The net effective and cash re-leasing rent spreads for renewal leases executed during the year ended December 31, 2025, exclude six leases aggregating 48,440 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than twelve months or space in pre-development/entitlement process.
(8)Includes leases totaling 2,514,365 rentable square feet that expired during the year ended December 31, 2025, for which the space has been or will be placed into repositioning or development.
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
Our leasing activity is impacted both by our repositioning and development efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of December 31, 2025, we have nine projects under construction that are expected to become available for leasing beginning in the second quarter of 2026 through the fourth quarter of 2027. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations.
As of December 31, 2025, 1.9 million rentable square feet of our portfolio was available for lease, 3.1 million rentable square feet of vacant space was under repositioning/development or in the lease-up stage, and leases representing 0.7 million rentable square feet of our portfolio expired on December 31, 2025. Additionally, leases representing 15.1% and 14.0% of the aggregate rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2026 and 2027, respectively. During the year ended December 31, 2025, we renewed 257 leases for 4.9 million rentable square feet, resulting in a 66.6% retention rate. New and renewal leases signed during the current year had a weighted average term of 5.0 and 4.6 years, respectively.

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
Taxable REIT Subsidiary
As of December 31, 2025, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. However, our services company has a cumulative unrecognized net operating loss carryforward and therefore there is no income tax provision for the years ended December 31, 2025 and 2024. Additionally, our services company had minimal activity during these periods.
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

Impairment of Investments in Real Estate, Net
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of our real estate assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. In evaluating whether such indicators exist, we consider operating performance, market conditions, as well as the effects of demand and other economic factors, including projected rental revenue, operating costs and capital expenditures, capitalization rates and expected holding periods.
We generally hold and operate our real estate assets for long-term investment, which decreases the likelihood that their carrying values are not recoverable. However, changes in events, circumstances or our intent or strategy, including a decision to shorten the expected holding period or to pursue a sale, may result in an impairment loss.
When indicators of impairment are present, we assess recoverability by comparing the carrying amount of a real estate asset to the sum of undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying value is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the asset’s estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, the application of capitalization rates to estimated net operating income, quoted market values and third-party appraisals, where considered necessary.
The assumptions and estimates used in our recoverability and fair value analyses, including future cash flows, discount rates, capitalization rates and expected holding periods, are complex and subjective and are based on assumptions consistent with our estimates of future expectations and the strategic plan used to manage our underlying business. Changes in economic and operating conditions or our intent with respect to an asset that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate assets.
See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further details regarding our estimation process for impairment of long-lived assets.
Investment in Real Estate
We account for acquisitions of properties under ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally do not meet the revised definition of a business and accordingly are accounted for as asset acquisitions. We did not complete any property acquisitions during the year ended December 31, 2025. For the acquisitions completed during the year ended December 31, 2024, we concluded that each should be accounted for as asset acquisitions.
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
Results of Operations
Our consolidated results of operations are often not comparable from period to period due to the effect of (i) property acquisitions, (ii) property dispositions and (iii) properties that are taken out of service for repositioning or development during the comparative reporting periods. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions and repositioning/development and to highlight the operating results of our on-going business, we have separately presented the results of our “Same Property Portfolio.”

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
For the comparison of the years ended December 31, 2025 and 2024, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2024 through December 31, 2025, and that were stabilized prior to January 1, 2024, which consisted of buildings aggregating approximately 37.5 million rentable square feet at 287 of our properties. Results for our Same Property Portfolio exclude properties that were acquired or sold during the period from January 1, 2024 through December 31, 2025, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), development or lease-up during 2024 or 2025, management and leasing services revenue, interest income, interest expense, other expenses and corporate general and administrative expenses.
For the comparison of the years ended December 31, 2025 and 2024, our Total Portfolio includes the properties in our Same Property Portfolio, the 56 properties aggregating approximately 4.6 million rentable square feet that were acquired during 2024, and the 12 properties aggregating approximately 0.8 million rentable square feet that were sold during 2025 and 2024.
As of December 31, 2025 and 2024, our Same Property Portfolio occupancy was approximately 96.5% and 96.4%, respectively. For the years ended December 31, 2025 and 2024, our Same Property Portfolio weighted average occupancy was approximately 96.4% and 96.9%, respectively.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/ (Decrease)	% Change	Year Ended December 31,		Increase/ (Decrease)	% Change
	2025	2024			2025	2024
	($ in thousands)
REVENUES
Rental income	$759,209	$745,932	$13,277	1.8%	$980,376	$922,096	$58,280	6.3%
Management and leasing services	—	—	—	—%	589	611	(22)	(3.6)%
Interest income	—	—	—	—%	22,168	13,700	8,468	61.8%
TOTAL REVENUES	759,209	745,932	13,277	1.8%	1,003,133	936,407	66,726	7.1%
OPERATING EXPENSES
Property expenses	170,034	163,053	6,981	4.3%	227,725	210,260	17,465	8.3%
General and administrative	—	—	—	—%	78,856	82,153	(3,297)	(4.0)%
Depreciation and amortization	208,589	202,785	5,804	2.9%	315,919	275,247	40,672	14.8%
TOTAL OPERATING EXPENSES	378,623	365,838	12,785	3.5%	622,500	567,660	54,840	9.7%
OTHER EXPENSE
Other expenses	—	—	—	—%	72,611	2,238	70,373	3,144.5%
Interest expense	—	—	—	—%	104,903	98,596	6,307	6.4%
TOTAL EXPENSES	378,623	365,838	12,785	3.5%	800,014	668,494	131,520	19.7%
Impairment of real estate	—	—	—	—%	(89,097)	—	(89,097)	—%
Loss on extinguishment of debt	—	—	—	—%	(291)	—	(291)	—
Gains on sale of real estate	—	—	—	—%	106,032	18,013	88,019	488.6%
NET INCOME	$380,586	$380,094	$492	0.1%	$219,763	$285,926	$(66,163)	(23.1)%

Rental Income
The following table reports the breakdown of 2025 and 2024 rental income, as reported prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) (dollars in thousands). We believe that the below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Year Ended December 31,		Increase/(Decrease)	%	Year Ended December 31,		Increase/(Decrease)	%
Category	2025	2024		Change	2025	2024		Change
Rental revenue(1)	$628,907	$620,479	$8,428	1.4%	$807,858	$763,364	$44,494	5.8%
Tenant reimbursements (2)	128,344	123,177	5,167	4.2%	169,664	156,017	13,647	8.7%
Other income(3)	1,958	2,276	(318)	(14.0)%	2,854	2,715	139	5.1%
Rental income	$759,209	$745,932	$13,277	1.8%	$980,376	$922,096	$58,280	6.3%
Our Same Property Portfolio and Total Portfolio rental income increased by $13.3 million, or 1.8%, and $58.3 million, or 6.3%, respectively, during the year ended December 31, 2025, compared to the year ended December 31, 2024, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $8.4 million, or 1.4%, and $44.5 million, or 5.8%, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in our Same Property Portfolio rental revenue was primarily due to higher average rental rates on new and renewal leases and an increase of $0.8 million in lease termination income, partially offset by a decrease of $3.4 million in amortization of net below-market lease intangibles, an increase of $2.3 million in bad debt reserves and write-offs for tenant receivables not deemed probable of collection, and lower average occupancy rates. Our Total Portfolio rental revenue was also positively impacted by the incremental revenues from the 56 properties we acquired during 2024 and net lease termination income of $8.9 million recognized in the first quarter of 2025, which includes lump-sum lease termination fees and write-offs of deferred rent receivables and below-market lease intangibles associated with the lease terminations, partially offset by the decrease in revenues from the twelve properties that were sold during 2024 and 2025.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue increased by $5.2 million, or 4.2%, and $13.6 million, or 8.7%, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in our Same Property Portfolio tenant reimbursements revenue was primarily driven by higher reimbursable property tax expenses, increased tenant reimbursements related to the completion of prior-year reconciliations for comparable periods, and higher billings for utilities and other reimbursable expenses, partially offset by lower reimbursable insurance expense. Our Total Portfolio tenant reimbursements revenue was also impacted by the incremental reimbursements from the 56 properties we acquired during 2024, partially offset by the decrease in reimbursements from the 12 properties that were sold during 2024 and 2025.
 (3) Other Income
Our Same Property Portfolio and Total Portfolio other income decreased by $0.3 million, or 14.0%, and increased by $0.1 million, or 5.1%, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to changes in miscellaneous income and fees charged for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue remained relatively unchanged, decreasing by only $22 thousand during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Interest Income
Our Total Portfolio interest income increased by $8.5 million, or 61.8%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $7.0 million, or 4.3%, and $17.5 million, or 8.3%, respectively, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in our Same Property Portfolio property expenses was primarily driven by higher property tax expenses, repairs and maintenance expenses, allocated overhead costs and utility expenses, partially offset by a decrease in insurance expenses. Our Total Portfolio property expenses were also impacted by incremental expenses from the 56 properties we acquired during 2024, partially offset by the decrease in property expenses from the 12 properties that were sold during 2024 and 2025.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $3.3 million, or 4.0% for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a net decrease in overall employee compensation costs.
Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense increased by $5.8 million, or 2.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in depreciation expense related to capital improvements placed into service during 2024 and 2025, a $4.0 million write-off of acquisition-related in-place-lease costs resulting from an early lease termination in the first quarter of 2025, and an increase in amortization of deferred leasing costs. These increases were partially offset by decreases in depreciation and amortization expenses related to acquisition-related in-place lease intangibles that became fully depreciated at certain properties subsequent to January 1, 2024. Our Total Portfolio depreciation and amortization expense increased by $40.7 million, or 14.8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to incremental expense from the 56 properties we acquired during 2024, as well as the write-off of certain buildings and improvements undergoing development.
Other Expenses
    Our Total Portfolio other expenses increased by $70.4 million from $2.2 million for the year ended December 31, 2024, to $72.6 million for the year ended December 31, 2025, primarily due to $60.2 million of accelerated non-cash equity compensation expense recognized in the fourth quarter of 2025 in connection with transition and separation arrangements with two executive officers. For additional information, see Note 14 to our consolidated financial statements included in Item 15 of this Report on Form 10-K. The increase also reflects $6.9 million of nonrecurring advisory costs and $4.4 million of severance costs related to a workforce reduction and reorganization, both incurred during 2025.
Interest Expense
Our Total Portfolio interest expense increased by $6.3 million, or 6.4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $13.6 million increase related to the aggregate $1.15 billion of exchangeable notes offering we completed in March 2024, partially offset by a $4.0 million decrease resulting from higher capitalized interest associated with repositioning and development activities, a $1.8 million decrease due to the repayment of our $100.0 million unsecured senior notes in August 2025, and a $1.4 million decrease resulting from new interest rate swaps on our $400.0 million term loan facility, which became effective on July 1, 2025 and carry lower fixed rates than the swaps they replaced.
Impairment of Real Estate
During the year ended December 31, 2025, we recognized impairment charges totaling $89.1 million related to seven development properties. In the fourth quarter of 2025, management approved a change in strategy for these properties, resulting in a shortened expected holding period and a plan to pursue their sale rather than continue with future development for long-term ownership and operation. For additional information, see Note 3 to our consolidated financial statements included in Item 15 of this Report on Form 10-K. No impairment charges were recognized during the year ended December 31, 2024.

Debt Extinguishment and Modification Expenses
During the year ended December 31, 2025, we recognized debt extinguishment and modification expenses of $0.3 million, consisting of (i) a $0.2 million loss on extinguishment of debt from the write-off of unamortized debt issuance costs attributable to creditors in the unsecured revolving credit facility that were not included in the amended senior unsecured credit agreement entered into in May 2025, and (ii) $0.1 million of third-party fees associated with the modification of the $400.0 million unsecured term loan facility. No debt extinguishment and modification expenses were recognized during the year ended December 31, 2024.
Gains on Sale of Real Estate
During the year ended December 31, 2025, we recognized gains on sale of real estate of $106.0 million from the disposition of seven properties that were sold for an aggregate gross sales price of $217.5 million. During the year ended December 31, 2024, we recognized gains on sale of real estate of $18.0 million from the disposition of five properties that were sold for an aggregate gross sales price of $44.3 million.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 10, 2025, for a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023.
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (unaudited and in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$219,763	$285,926	$249,591
Adjustments:
Depreciation and amortization	315,919	275,247	244,510
Impairment of real estate	89,097	—	—
Gains on sale of real estate	(106,032)	(18,013)	(19,001)
FFO	$518,747	$543,160	$475,100
Adjustments:
Acquisition expenses(1)	273	123	369
Impairment of right-of-use asset(1)	—	—	188
Debt extinguishment and modification expenses	291	—	—
Amortization of loss on termination of interest rate swaps	—	211	236
Non-capitalizable demolition costs(1)	365	1,127	881
CEO transition costs(1)(2)	60,223	—	—
Severance costs(1)(3)	4,410	—	—
Other nonrecurring expenses(1)(4)	6,864	—	—
Write-offs of below-market lease intangibles related to terminations(5)	—	—	(1,318)
Core FFO	$591,173	$544,621	$475,456
Less: preferred stock dividends	(9,258)	(9,258)	(9,258)
Less: Core FFO attributable to noncontrolling interests(6)	(20,428)	(21,319)	(19,525)
Less: Core FFO attributable to participating securities(7)	(2,873)	(2,349)	(1,844)
Company share of Core FFO	$558,614	$511,695	$444,829
(1)Amounts are included in the line item “Other expenses” in the consolidated statements of operations.
(2)Reflects accelerated non-cash share-based compensation expense recognized in the fourth quarter of 2025 in connection with transition and separation arrangements for two executive officers, including transition-related restricted stock awards and other pre-existing awards.
(3)Includes costs associated with workforce reduction and workforce reorganization.
(4)Reflects nonrecurring advisory service costs.
(5)Reflects the write-off of the portion of a below-market lease intangible attributable to below-market fixed rate renewal options that were not exercised due to the termination of the lease at the end of the initial lease term.
(6)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 1 CPOP Units, Series 2 CPOP Units and Series 3 CPOP Units. On April 10, 2024, we exercised our conversion right to convert all 593,960 Series 1 preferred units into OP Units. On March 6, 2025, we exercised our conversion right to convert all remaining 904,583 Series 2 preferred units into OP Units.
(7)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership. For the year ended December 31, 2025, Core FFO attributable to participating securities was adjusted to exclude $569 thousand of otherwise allocable Core FFO related solely to the transition‑related restricted stock awards noted above, consistent with the exclusion of the related accelerated share‑based compensation from Core FFO.

Non-GAAP Supplemental Measures: NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP measure which includes the revenue and expense directly attributable to our real estate properties. NOI is calculated as rental income less property expenses (before interest expense, depreciation and amortization).
We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on sale of real estate, impairment losses of depreciable operating property and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental income	$980,376	$922,096	$791,383
Less: Property expenses	227,725	210,260	184,479
Net Operating Income	$752,651	$711,836	$606,904
Above/(below) market lease revenue adjustments	(24,357)	(27,653)	(29,882)
Straight line rental revenue adjustment	(29,672)	(38,433)	(36,587)
Cash Net Operating Income	$698,622	$645,750	$540,435
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$219,763	$285,926	$249,591
General and administrative	78,856	82,153	75,027
Depreciation and amortization	315,919	275,247	244,510
Other expenses	72,611	2,238	1,820
Interest expense	104,903	98,596	61,400
Debt extinguishment and modification expenses	291	—	—
Management and leasing services	(589)	(611)	(682)
Interest income	(22,168)	(13,700)	(5,761)
Impairment of real estate	89,097	—	—
Gains on sale of real estate	(106,032)	(18,013)	(19,001)
Net Operating Income	$752,651	$711,836	$606,904
Above/(below) market lease revenue adjustments	(24,357)	(27,653)	(29,882)
Straight line rental revenue adjustment	(29,672)	(38,433)	(36,587)
Cash Net Operating Income	$698,622	$645,750	$540,435

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$219,763	$285,926	$249,591
Interest expense	104,903	98,596	61,400
Depreciation and amortization	315,919	275,247	244,510
Impairment of real estate	89,097	—	—
Gains on sale of real estate	(106,032)	(18,013)	(19,001)
EBITDAre	$623,650	$641,756	$536,500
Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2025, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.15% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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

Financial Condition, Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, share repurchases, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to the ATM program or issuing other securities as described below.
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and nonrecurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through net cash flow from operations, proceeds from long-term secured and unsecured financings, borrowings available under our unsecured revolving credit facility, the issuance of equity securities, including preferred stock, and proceeds from selective real estate dispositions as we identify capital recycling opportunities.
As of December 31, 2025, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.3 billion, with $67.6 million due within 12 months (including the $60.0 million term loan facility maturing on October 27, 2026, which can be extended for three remaining one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $392.8 million, of which $123.1 million is due within 12 months;
•Commitments of $90.5 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $23.9 million, of which $1.6 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of December 31, 2025, our cash and cash equivalents were $165.8 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $1.245 billion available for future borrowings after giving effect to the $4.6 million letter of credit that was issued under the unsecured revolving credit facility.
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
ATM Program
On February 17, 2023, we established the ATM Program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion.
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

During the year ended December 31, 2025, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the ATM Program.
As of December 31, 2025, approximately $927.4 million of common stock remained available to be sold under the ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
March 2024 Forward Equity Offering — In March 2024, we entered into a forward equity sale agreement with a financial institution acting as forward purchaser in connection with an underwritten public offering of 17,179,318 shares of common stock (the “March 2024 Forward Sale Agreement”), pursuant to which, the forward purchaser borrowed and sold an aggregate of 17,179,318 shares of common stock in the offering. We did not receive any proceeds from the sale of common shares by the forward purchaser at the time of the offering. During 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 7,402,550 shares of common stock, leaving a remaining 9,776,768 shares of common stock for settlement at December 31, 2024.
During the first quarter of 2025, we settled the remaining portion of the March 2024 Forward Sale Agreement by issuing the remaining 9,776,768 shares of common stock for net proceeds of $478.0 million, based on a weighted average forward price of $48.89 per share at settlement.
Capital Recycling
We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives and capital allocation priorities. In evaluating these opportunities, we consider a variety of criteria including, but not limited to, local market conditions and lease rates, asset type and location, as well as potential uses of proceeds and tax considerations. Tax considerations include entering into a 1031 Exchange, when possible, to defer some or all of the taxable gains, if any, on dispositions. A 1031 Exchange generally requires the identification of a replacement property within 45 days and completion of the exchange within 180 days of the sale date. In response to the January 2025 Los Angeles wildfires, the IRS provided disaster-related extensions for eligible taxpayers, in some cases extending these deadlines to October 15, 2025.
During the year ended December 31, 2025, we completed the sale of seven properties for an aggregate gross sales price of $217.5 million and net cash proceeds of $208.4 million. For property sales completed during the first three quarters of 2025, the net proceeds were transferred to qualified intermediaries (“QIs”) to facilitate potential 1031 Exchanges. As a result, these amounts were classified as restricted cash on our consolidated balance sheets while held by the QIs.
We ultimately did not identify replacement properties that met our investment criteria within the applicable 1031 Exchange periods. Accordingly, approximately $183.1 million of the proceeds held by QIs was returned to us in varying amounts through 2025. For the property sold in the fourth quarter of 2025, we did not pursue a 1031 Exchange, and therefore, the related proceeds were not transferred to a QI.
We expect to continue selectively and opportunistically disposing of properties, however, the timing of any future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.

Investment Grade Rating
Our credit ratings at December 31, 2025 were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at December 31, 2025 were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Fifth Amended and Restated Credit Agreement
On May 30, 2025, we amended our senior unsecured credit agreement by entering into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). Prior to the amendment, the credit agreement was comprised of (i) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion, which also allowed us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, (ii) a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and (iii) a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). The Credit Agreement, among other changes, (i) increased the borrowing capacity under the Revolver from $1.00 billion to $1.25 billion, (ii) lowered the interest rate by eliminating the 0.10% SOFR adjustment that previously applied to both the Revolver and the $400 Million Term Loan, (iii) extended the maturity date of the Revolver from May 26, 2026 to May 30, 2029 (with two six-month extensions) and (iv) extended the maturity of the $400 Million Term Loan from July 18, 2025 to May 30, 2030, among other changes. The interest rate and maturity date (May 26, 2027) of the $300 Million Term Loan remained unchanged.
On November 21, 2025, we further amended the Credit Agreement to lower the interest rate by eliminating the 0.10% SOFR adjustment that previously applied to the $300 Million Term Loan.
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
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. During 2025, the sustainability-linked pricing adjustment was zero for both the applicable margin and credit facility fee. In January 2026, after certifying that our sustainability performance targets were met for 2025, the applicable margin decreased by 0.040% to 0.685% for the Revolver and to 0.760% for the Term Facility, and the credit facility fee decreased by 0.010% to 0.115%.
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

Uses of Liquidity
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. During the year ended December 31, 2025, and subsequent to that date through the filing date of this Annual Report, we did not acquire any properties and have no acquisitions under contract or accepted offer. However, we continue to monitor potential acquisition opportunities within our target markets that we believe may represent attractive investment opportunities. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our future acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver and capital recycled through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. During the year ended December 31, 2025, we incurred $13.3 million of recurring capital expenditures, which was a decrease of $6.3 million from the prior year, primarily due to lower roofing expenditures in the current year. During the year ended December 31, 2025, we incurred $228.8 million of nonrecurring capital expenditures, which was a decrease of $84.4 million compared to the prior year. The decrease was primarily due to the decrease in nonrecurring capital expenditures related to repositioning and development activity during 2025 compared to 2024. As discussed above under “—Factors that May Influence Future Results —Acquisitions and Value-Add Repositioning and Development of Properties,” as of December 31, 2025, 23 of our properties were under current repositioning/development or lease-up. We currently estimate that approximately $128.1 million of additional capital will be required over the next several years to complete these projects. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services (including as a result of trade disputes and tariffs) and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these capital expenditures through a combination of available cash on hand, disposition proceeds, the issuance of common stock under the ATM Program, cash flow from operations and borrowings available under the Revolver.
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
    On February 2, 2026, our board of directors declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	March 31, 2026	April 15, 2026
OP Units	$0.435	March 31, 2026	April 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 16, 2026	March 31, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 16, 2026	March 31, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 16, 2026	March 31, 2026
Stock Repurchase Programs
On February 3, 2025, the Board authorized a stock repurchase program under which we may repurchase up to a maximum of $300 million of our outstanding common stock (the “Initial Repurchase Program”). The Board’s authorization for the Initial Repurchase Program was scheduled to expire on February 3, 2027, unless modified, extended or terminated earlier at the Board’s discretion.
On August 29, 2025, the Board terminated the Initial Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500 million of our outstanding common stock (the “Second Repurchase Program”). The Second Repurchase Program replaced and superseded, in all respects, the Initial Repurchase Program and is scheduled to expire on September 1, 2027, unless modified, extended or terminated earlier at the Board’s discretion.

Under our stock repurchase programs, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of any repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the year ended December 31, 2025, we repurchased an aggregate of 6,327,283 shares of common stock for a total purchase price of $250.1 million, including commissions, at a weighted average price of $39.51 per share. Of this amount, $100.0 million was repurchased under the Initial Repurchase Program prior to its termination, and $150.1 million was repurchased under the Second Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of December 31, 2025, $349.9 million remained available for repurchase under the Second Repurchase Program.
On February 2, 2026, the Board terminated the Second Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “New Repurchase Program”). The New Repurchase Program replaces and supersedes, in all respects, the Second Repurchase Program and is scheduled to expire on February 29, 2028, unless modified, extended or terminated earlier at the Board’s discretion. Subsequent to December 31, 2025 and through the filing date of this Annual report on Form 10-K, we repurchased and settled 347,670 shares of common stock for a total purchase price of $13.4 million under the New Repurchase Program, leaving $486.6 million available for future repurchases.
Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2025:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/30/2029	(3)	S+0.725%	(4)	4.595%	(5)	$—
$575M Exchangeable Senior Notes due 2027(6)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.800%	(4)	3.617%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(6)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Term Loan	5/30/2030		S+0.800%	(4)	4.214%	(8)	400,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031 (green bond)	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,175,000

Secured Debt:
$60M Term Loan(9)	10/27/2026	(9)	S+1.250%	(9)	5.060%		60,000
701-751 Kingshill Place	1/5/2026		n/a		3.900%		6,715
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		13,814
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,688
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,323
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,609
Total Secured Debt							$103,649
Total Consolidated Debt					3.732%		$3,278,649
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2025 (and the weighted average interest rate for total consolidated debt) and includes the effect of interest rate swaps that were effective as of December 31,

2025. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $26.7 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2025.
(3)The Revolver has two six-month extensions, subject to certain terms and conditions.
(4)As of December 31, 2025, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan, plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Facility, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor. In January 2026, the applicable margin decreased by 0.04% to 0.685% for the unsecured revolving credit facility and to 0.76% for the Term Facility after certifying that our sustainability performance targets were met for 2025.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of December 31, 2025, the applicable facility fee is 0.125% per annum with a sustainability-related interest rate adjustment of zero. The effective rate assumes daily SOFR of 3.870% as of December 31, 2025. In January 2026, the facility fee decreased by 0.010% to 0.115% after certifying that our 2025 sustainability performance targets were met.
(6)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(7)As of December 31, 2025, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.61725% after adding the applicable margin and sustainability-related rate adjustment.
(8)As of December 31, 2025, daily SOFR for the $400.0 Million Term Loan has been swapped to a fixed rate of 3.41375% resulting in an all-in fixed rate of 4.21375% after adding the applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of December 31, 2025, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties. On July 11, 2025, we exercised a one-year extension option, extending the maturity date of this loan to October 27, 2026. Subsequently, on September 2, 2025, we amended this loan to, among other changes, add two additional one-year extension options. As of December 31, 2025, we have three remaining one-year extension options available, subject to certain terms and conditions.
The following table summarizes the composition of our outstanding debt between fixed-rate and variable-rate and secured and unsecured debt as of December 31, 2025:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	3.3	3.732%	$3,278,649	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	1.5	4.591%	$103,649	3%
Unsecured	3.3	3.704%	$3,175,000	97%
(1)Includes the effect of interest rate swaps that were effective as of December 31, 2025. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and debt premiums/discounts totaling $26.7 million which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of December 31, 2025.
(3)Fixed-rate debt includes our variable-rate debt that has been effectively fixed through the use of interest rate swaps through maturity.

At December 31, 2025, we had total indebtedness of $3.3 billion, reflecting a net debt to total combined market capitalization of approximately 24.9%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Credit Agreement, $60 Million Term Loan, $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and Series 2019A and 2019B Notes include a series of financial and other covenants that we must comply with. All financial ratios, metrics and terms used in the covenants below are defined in the applicable loan agreements and are tested on a quarterly basis.
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
•Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.5 to 1.0;
•For the Credit Agreement and Senior Notes, maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•For the Credit Agreement and Senior Notes, maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.
The $300 Million Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031 (together the “Registered Notes”) contain the following covenants. All financial ratios and terms used below are as defined in the applicable indentures and are tested on an annual basis.
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
We were in compliance with all of our required quarterly and annual financial debt covenants as of December 31, 2025.

Cash Flows
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Cash provided by operating activities	$542,085	$478,917	$63,168
Cash used in investing activities	$(125,061)	$(1,835,974)	$1,710,913
Cash (used in) provided by financing activities	$(307,217)	$1,379,584	$(1,686,801)

Net cash provided by operating activities. Net cash provided by operating activities increased by $63.2 million to $542.1 million for the year ended December 31, 2025, compared to $478.9 million for the year ended December 31, 2024. The increase was primarily attributable to the incremental cash flows from property acquisitions completed during 2024, favorable changes in working capital (primarily prepaid rent) and higher Cash NOI from our Same Property Portfolio, partially offset by higher cash interest paid compared to the prior year.
Net cash used in investing activities. Net cash used in investing activities decreased by $1.71 billion to $125.1 million for the year ended December 31, 2025, compared to $1.84 billion for the year ended December 31, 2024. The decrease was primarily attributable to a $1.51 billion decrease in cash paid for property acquisitions, as no acquisitions were made during the current year, and a $167.1 million increase in net proceeds from the sale of real estate as compared to the prior year.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $307.2 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $1.38 billion for the year ended December 31, 2024. The $1.69 billion decrease in net cash flows was primarily attributable to the following: (i) a decrease of $1.1 billion in net cash proceeds from the issuance of the Exchangeable Notes in March 2024, (ii) $250.1 million in cash used for the repurchase of common stock in 2025, with no comparable activity in the prior year, (iii) a decrease of $171.9 million in net cash proceeds from the issuance of shares of our common stock, (iv) the repayment of our $100.0 million unsecured senior notes in August 2025, and (v) a $44.7 million increase in cash dividends paid to common stockholders and common unitholders, reflecting both a higher quarterly per share/unit cash dividend and an increase in the number of common shares outstanding.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 10, 2025, for a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. A key market risk we face is interest rate risk. We are exposed to interest rate changes primarily as a result of using variable-rate debt to satisfy various short-term and long-term liquidity needs, which have interest rates based upon SOFR. We use interest rate swaps to manage, or hedge, interest rate risks related to our borrowings. Because actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks, notably if interest rates fall. We also expose ourselves to credit risk, which we attempt to minimize by contracting with highly-rated banking financial counterparties. For a summary of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 of this Annual Report on Form 10-K. For a summary of our interest rate swaps and recent transactions, see “Note 8 – Interest Rate Derivatives” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
As of December 31, 2025, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.28 billion. As of December 31, 2025, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of December 31, 2025, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows until the applicable interest rate swaps mature.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
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

Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting is a process designed by, or under the supervision of, management and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. We used the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See “Report of Independent Registered Public Accounting Firm”.
Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated by reference.
Item 11. Executive Compensation
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated by reference.

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

(3). Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Rexford Industrial Realty, Inc.	S-11/A	333-188806	3.1	7/15/2013
3.2	Fifth Amended and Restated Bylaws of Rexford Industrial Realty, Inc.	8-K	001-36008	3.1	4/7/2023
3.3	Articles Supplementary designating the Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	11/9/2017
3.4	Articles Supplementary designating the Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	3.3	9/19/2019
4.1	Form of Certificate of Common Stock of Rexford Industrial Realty, Inc.	S-11/A	333-188806	4.1	7/15/2013
4.2	Form of Specimen Certificate of Series B Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	11/9/2017
4.3	Form of Specimen Certificate of Series C Preferred Stock of Rexford Industrial Realty, Inc.	8-A	001-36008	4.1	9/19/2019
4.4	Description of Rexford Industrial Realty, Inc. Common Stock and Preferred Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-36008	4.4	2/12/2024
4.5	Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee.	8-K	001-36008	4.1	11/16/2020
4.6	First Supplemental Indenture, dated as of November 16, 2020, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	11/16/2020
4.7	Second Supplemental Indenture, dated as of August 9, 2021, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	8/9/2021
4.8	Third Supplemental Indenture, dated as of March 30, 2023, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	001-36008	4.2	3/30/2023
4.9	Indenture, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S.Bank Trust Company, National Association, as trustee, relating to 4.375% Exchangeable Senior Notes due 2027.	8-K	001-36008	4.1	3/28/2024
4.10	Form of note representing the 4.375% Exchangeable Senior Notes due 2027.	8-K	001-36008	4.1	3/28/2024
4.11	Indenture, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., as issuer, Rexford Industrial Realty, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the 4.125% Exchangeable Senior Notes due 2029.	8-K	001-36008	4.3	3/28/2024
4.12	Form of note representing the 4.125% Exchangeable Senior Notes due 2029.	8-K	001-36008	4.3	3/28/2024
4.13	Registration Rights Agreement, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the initial purchasers named therein, relating to the 4.375% Exchangeable Senior Notes due 2027.	8-K	001-36008	4.5	3/28/2024
4.14	Registration Rights Agreement, dated as of March 28, 2024, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the initial purchasers named therein, relating to the 4.125% Exchangeable Senior Notes due 2029.	8-K	001-36008	4.5	3/28/2024
10.1	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	3/21/2022
10.2	Registration Rights Agreement among Rexford Industrial Realty, Inc. and the persons named therein	10-Q	001-36008	10.2	9/3/2013
10.3†	Third Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., 2013 Incentive Award Plan.	8-K	001-36008	10.1	6/13/2024
10.4†	Form of Restricted Stock Award Agreement under 2013 Incentive Award Plan	S-11/A	333-188806	10.4	7/15/2013
10.5	Form of Indemnification Agreement between Rexford Industrial Realty, Inc. and its directors and officers	S-11/A	333-188806	10.5	7/9/2013
10.6	Tax Matters Agreement by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto	10-Q	001-36008	10.6	9/3/2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.7†	Employment Agreement, dated as of July 24, 2013, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.8	9/3/2013
10.8†	First Amendment to Employment Agreement, effective June 26, 2017, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	6/29/2017
10.9†	Second Amendment to Employment Agreement, effective May 15, 2020, between Michael S. Frankel, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	5/20/2020
10.10†	Employment Agreement, dated as of July 24, 2013, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	10-Q	001-36008	10.9	9/3/2013
10.11†	First Amendment to Employment Agreement, effective June 26, 2017, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.3	6/29/2017
10.12†	Second Amendment to Employment Agreement, effective May 15, 2020, between Howard Schwimmer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	5/20/2020
10.13†	Employment Agreement, effective as of June 26, 2017, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	6/29/2017
10.14†	First Amendment to Employment Agreement, effective May 15, 2020, between David Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.4	5/20/2020
10.15†	Second Amendment to Employment Agreement, effective November 8, 2022, between David E. Lanzer, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	11/10/2022
10.16†	Employment Agreement, effective July 3, 2020, between Laura Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	7/9/2020
10.17†	First Amendment to Employment Agreement, effective November 8, 2022, between Laura E. Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	11/10/2022
10.18†	Second Amendment to Employment Agreement, effective November 18, 2024, between Laura E. Clark, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.2	10/21/2024
10.19†	Employment Agreement, effective November 18, 2024, between Michael P. Fitzmaurice, Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P.	8-K	001-36008	10.1	10/21/2024
10.20†	Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program	10-K	001-36008	10.11	3/9/2015
10.21†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. Time-Based LTIP Unit Agreement	10-K	001-36008	10.18	2/19/2021
10.22†	Form of Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. OPP Performance Unit Agreement	10-K	001-36008	10.19	2/19/2021
10.23	The Loan Assumption Agreement dated as of November 8, 2013 between Gilbert LaPalma Properties, LLC, and Rexford Industrial-Gilbert LaPalma, LLC, and American Security Insurance Company, as Lender	10-K	001-36008	10.20	3/20/2014
10.24	Note Purchase and Guarantee Agreement, dated as of July 13, 2017, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2017
10.25	First Amendment dated September 29, 2023, to Note Purchase and Guarantee Agreement dated July 13, 2017, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.1	10/23/2023
10.26	Second Amendment to Note Purchase and Guarantee Agreement, dated as of June 16, 2017, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.3	8/4/2017
10.27	Agreement of Purchase and Sale, dated November 30, 2017, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC, as Buyer.	10-K	001-36008	10.40	2/21/2018
10.28	First Amendment to Agreement of Purchase and Sale, dated January 2, 2018, by and between RIF IV Grand, LLC, as Seller, and 6110-6114 Cahuenga Avenue, LLC as Buyer.	10-Q	001-36008	10.2	5/7/2018
10.29	Note Purchase and Guarantee Agreement, dated as of July 16, 2019, by and among Rexford Industrial Realty L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	8-K	001-36008	10.1	7/19/2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.30	First Amendment, dated as of September 29,2023, to Note Purchase and Guarantee Agreement dated July 16, 2019, by and among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc. and the purchasers named therein.	10-Q	001-36008	10.2	10/23/2023
10.31	Fifth Amended and Restated Credit Agreement, dated as of May 30, 2025, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.	8-K	001-36008	10.1	6/2/2025
10.32*
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of November 21, 2025, among Rexford Industrial Realty, L.P., Rexford Industrial Realty, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer and the other lenders named therein.

10.33	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and BofA Securities, Inc. and its affiliate.	8-K	001-36008	1.1	2/17/2023
10.34	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Capital One Securities, Inc.	8-K	001-36008	1.3	2/17/2023
10.35	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and CIBC World Markets Corp. and its affiliate.	8-K	001-36008	1.4	2/17/2023
10.36	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Goldman Sachs & Co. LLC.	8-K	001-36008	1.5	2/17/2023
10.37	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Jefferies LLC.	8-K	001-36008	1.6	2/17/2023
10.38	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and JMP Securities LLC.	8-K	001-36008	1.7	2/17/2023
10.39	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and J.P. Morgan Securities LLC and its affiliate.	8-K	001-36008	1.8	2/17/2023
10.40	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Mizuho Securities USA LLC and its affiliate.	8-K	001-36008	1.9	2/17/2023
10.41	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Regions Securities LLC.	8-K	001-36008	1.10	2/17/2023
10.42	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Scotia Capital (USA) Inc. and its affiliate.	8-K	001-36008	1.11	2/17/2023
10.43	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Truist Securities, Inc. and its affiliate.	8-K	001-36008	1.12	2/17/2023
10.44	Equity Distribution Agreement, dated February 17, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., and Wells Fargo Securities, LLC and its affiliate.	8-K	001-36008	1.13	2/17/2023
10.45	Form of Amendment No. 1 to Equity Distribution Agreement, dated October 23, 2023.	8-K	001-36008	1.1	10/23/2023
10.46	Form of Amendment No. 1 to Equity Distribution Agreement, dated October 23, 2023.	8-K	001-36008	1.2	10/23/2023
10.47	Equity Distribution Agreement, dated October 23, 2023, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BTIG, LLC, Nomura Global Financial Products, Inc. and its affiliate.	8-K	001-36008	1.3	10/23/2023
10.48	Equity Distribution Agreement, dated July 22, 2025, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BMO Capital Markets Corp. and Bank of Montreal.	8-K	001-36008	1.1	7/23/2025
10.49	Equity Distribution Agreement, dated July 22, 2025, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BNP Paribas Securities Corp. and BNP PARIBAS.	8-K	001-36008	1.2	7/23/2025

Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.50	Omnibus Amendment to Equity Distribution Agreement, dated July 22, 2025, by and among Rexford Industrial Realty, Inc., Rexford Industrial Realty, L.P., BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC and their respective affiliates.	8-K	001-36008	1.3	7/23/2025
10.51	Transition and Separation Agreement, dated as of November 17, 2025, by and between Michael S. Frankel, on the one hand, and Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., on the other hand	8-K	001-36008	10.1	11/18/2025
10.52	Transition and Separation Agreement, dated as of November 17, 2025, by and between Howard Schwimmer, on the one hand, and Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P., on the other hand	8-K	001-36008	10.2	11/18/2025
16.1	Letter from Ernst & Young LLP, dated February 20, 2024.	8-K	001-36008	16.1	2/20/2024
19.1	Insider Trading Compliance Policy and Procedures	10-K	001-36008	19.1	2/10/2025
21.1*	List of Subsidiaries of the Company
22.1*	List of Issuers of Guaranteed Securities
23.1*	Consent of KPMG LLP
23.2*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Rexford Industrial Realty, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-36008	97.1	2/12/2024
101.1*
The following financial information from Rexford Industrial Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

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

Rexford Industrial Realty, Inc.
February 10, 2026	/s/ Michael S. Frankel
Michael S. Frankel
Co-Chief Executive Officer (Principal Executive Officer)

February 10, 2026	/s/ Howard Schwimmer
Howard Schwimmer
Co-Chief Executive Officer (Principal Executive Officer)

February 10, 2026	/s/ Michael Fitzmaurice
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

Signature	Title	Date

/s/ Michael S. Frankel	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
Michael S. Frankel

/s/ Howard Schwimmer	Co- Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
Howard Schwimmer

/s/ Michael Fitzmaurice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2026
Michael Fitzmaurice

/s/ Laura Clark	Chief Operating Officer and Director	February 10, 2026
Laura Clark

/s/ Tyler H. Rose	Chairman of the Board	February 10, 2026
Tyler H. Rose

/s/ Robert L. Antin	Director	February 10, 2026
Robert L. Antin

/s/ Diana J. Ingram	Director	February 10, 2026
Diana J. Ingram

/s/ Angela L. Kleiman	Director	February 10, 2026
Angela L. Kleiman

/s/ Debra L. Morris	Director	February 10, 2026
Debra L. Morris

/s/ David P. Stockert	Director	February 10, 2026
David P. Stockert

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexford Industrial Realty, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rexford Industrial Realty, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Assessment of the impairment of investments in real estate
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $11,850,849 thousand of investments in real estate, net as of December 31, 2025. The Company assesses whether an indicator of impairment in the carrying value of its respective long-lived assets exists by considering operating performance, market conditions, as well as the effects of demand and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as capitalization rates and expected holding periods. Changes in events or circumstances may alter the Company’s expected holding period of an asset which may result in an impairment loss.
We identified the assessment of the impairment of investments in real estate as a critical audit matter. Specifically, auditing the impairment of investments in real estate was challenging due to the high degree of audit effort and subjective auditor judgment involved in evaluating the expected holding period of investments in real estate. A shortening of the expected holding period could indicate a potential impairment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to determining the expected holding period of investments in real estate and any related changes. We evaluated the expected holding period by (1) assessing the consistency of the Company’s expected holding period of investments in real estate by inquiring of those in the organization who are responsible for and have authority over disposition activities, including reading minutes of the meetings of the Board of Directors and external communications with investors and analysts, and (2) assessing the expected holding period by analyzing information regarding proposed real estate transactions and property specific metrics.

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
Los Angeles, California
February 10, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexford Industrial Realty, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Rexford Industrial Realty, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 10, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 10, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexford Industrial Realty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity, and cash flows of Rexford Industrial Realty, Inc. (the Company) for the year ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Los Angeles, California
February 9, 2024

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands - except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Land	$7,689,921	$7,822,290
Buildings and improvements	4,677,318	4,611,987
Tenant improvements	198,161	188,217
Furniture, fixtures, and equipment	132	132
Construction in progress	451,109	333,690
Total real estate held for investment	13,016,641	12,956,316
Accumulated depreciation	(1,165,792)	(977,133)
Investments in real estate, net	11,850,849	11,979,183
Cash and cash equivalents	165,778	55,971
Loan receivable, net	123,704	123,244
Rents and other receivables, net	13,958	15,772
Deferred rent receivable, net	190,376	161,693
Deferred leasing costs, net	87,745	67,827
Deferred loan costs, net	6,886	1,999
Acquired lease intangible assets, net	140,627	201,467
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	2,025	8,942
Other assets	25,609	26,964
Total Assets	$12,612,713	$12,648,218
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,251,909	$3,345,962
Interest rate swap liability	829	—
Accounts payable, accrued expenses and other liabilities	120,849	149,707
Dividends and distributions payable	103,399	97,823
Acquired lease intangible liabilities, net	116,487	147,473
Tenant security deposits	92,444	90,698
Tenant prepaid rents	88,777	90,576
Total Liabilities	3,774,694	3,922,239
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at December 31, 2025 and December 31, 2024 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at December 31, 2025 and December 31, 2024 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 231,580,135 and 225,285,011 shares outstanding at December 31, 2025 and December 31, 2024, respectively	2,316	2,253
Additional paid-in capital	8,945,123	8,601,276
Cumulative distributions in excess of earnings	(642,130)	(441,881)
Accumulated other comprehensive (loss) income	(422)	6,746
Total stockholders’ equity	8,460,563	8,324,070
Noncontrolling interests	377,456	401,909
Total Equity	8,838,019	8,725,979
Total Liabilities and Equity	$12,612,713	$12,648,218
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - except share and per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental income	$980,376	$922,096	$791,383
Management and leasing services	589	611	682
Interest income	22,168	13,700	5,761
TOTAL REVENUES	1,003,133	936,407	797,826
OPERATING EXPENSES
Property expenses	227,725	210,260	184,479
General and administrative	78,856	82,153	75,027
Depreciation and amortization	315,919	275,247	244,510
TOTAL OPERATING EXPENSES	622,500	567,660	504,016
OTHER EXPENSES
Other expenses	72,611	2,238	1,820
Interest expense	104,903	98,596	61,400
TOTAL OTHER EXPENSES	177,514	100,834	63,220
TOTAL EXPENSES	800,014	668,494	567,236
Impairment of real estate	(89,097)	—	—
Debt extinguishment and modification expenses	(291)	—	—
Gains on sale of real estate	106,032	18,013	19,001
NET INCOME	219,763	285,926	249,591
Less: net income attributable to noncontrolling interests	(7,734)	(12,124)	(11,575)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	212,029	273,802	238,016
Less: preferred stock dividends	(9,258)	(9,258)	(9,258)
Less: earnings allocated to participating securities	(2,602)	(1,679)	(1,309)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$200,169	$262,865	$227,449
Net income attributable to common stockholders per share - basic	$0.86	$1.20	$1.12
Net income attributable to common stockholders per share - diluted	$0.86	$1.20	$1.12
Weighted average shares of common stock outstanding - basic	232,477,754	218,279,597	202,883,704
Weighted average shares of common stock outstanding - diluted	232,550,968	218,466,954	203,110,993

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$219,763	$285,926	$249,591
Other comprehensive loss: cash flow hedge adjustments	(7,436)	(432)	(1,147)
Comprehensive income	212,327	285,494	248,444
Less: Comprehensive income attributable to noncontrolling interests	(7,466)	(12,118)	(11,503)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$204,861	$273,376	$236,941

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands - except share data)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$155,676	189,114,129	$1,891	$6,646,867	$(255,743)	$8,247	$6,556,938	$366,404	$6,923,342
Issuance of common stock	—	22,751,622	227	1,281,763	—	—	1,281,990	—	1,281,990
Offering costs	—	—	—	(6,258)	—	—	(6,258)	—	(6,258)
Share-based compensation	—	183,994	2	7,329	—	—	7,331	27,324	34,655
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(32,507)	—	(1,914)	—	—	(1,914)	—	(1,914)
Conversion of OP Units to common stock	—	329,212	3	12,994	—	—	12,997	(12,997)	—
Net income	9,258	—	—	—	228,758	—	238,016	11,575	249,591
Other comprehensive loss	—	—	—	—	—	(1,075)	(1,075)	(72)	(1,147)
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(3,208)	(3,208)
Common stock dividends ($1.52 per share)	—	—	—	—	(311,850)	—	(311,850)	—	(311,850)
Common unit distributions	—	—	—	—	—	—	—	(12,038)	(12,038)
Balance at December 31, 2023	$155,676	212,346,450	$2,123	$7,940,781	$(338,835)	$7,172	$7,766,917	$376,988	$8,143,905
Issuance of common stock	—	12,666,152	127	653,317	—	—	653,444	—	653,444
Offering costs	—	—	—	(3,900)	—	—	(3,900)	—	(3,900)
Equity-based compensation	—	199,828	2	8,571	—	—	8,573	34,384	42,957
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(41,649)	—	(2,154)	—	—	(2,154)	—	(2,154)
Conversion of OP Units to common stock	—	114,230	1	4,661	—	—	4,662	(4,662)	—
Redemption Private REIT Preferred Units	—	—	—	—	—	—	—	(122)	(122)
Net income	9,258	—	—	—	264,544	—	273,802	12,124	285,926
Other comprehensive loss	—	—	—	—	—	(426)	(426)	(6)	(432)
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Common stock dividends ($1.67 per share)	—	—	—	—	(367,590)	—	(367,590)	—	(367,590)
Common unit distributions	—	—	—	—	—	—	—	(14,451)	(14,451)

	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$155,676	225,285,011	$2,253	$8,601,276	$(441,881)	$6,746	$8,324,070	$401,909	$8,725,979
Issuance of common stock	—	9,776,768	97	478,475	—	—	478,572	—	478,572
Offering costs	—	—	—	(974)	—	—	(974)	—	(974)
Share-based compensation	—	1,352,223	14	53,641	—	—	53,655	48,516	102,171
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(45,558)	—	(1,830)	—	—	(1,830)	—	(1,830)
Repurchase of common stock	—	(6,327,283)	(63)	(250,063)	—	—	(250,126)	—	(250,126)
Conversion of OP Units to common stock	—	1,538,974	15	64,598	—	—	64,613	(64,613)	—
Net income	9,258	—	—	—	202,771	—	212,029	7,734	219,763
Other comprehensive loss	—	—	—	—	—	(7,168)	(7,168)	(268)	(7,436)
Preferred stock dividends ($1.468752 per series B preferred share and $1.406252 per series C preferred share)	(9,258)	—	—	—	—	—	(9,258)	—	(9,258)
Preferred unit distributions	—	—	—	—	—	—	—	(651)	(651)
Common stock dividends ($1.72 per common share)	—	—	—	—	(403,020)	—	(403,020)	—	(403,020)
Common unit distributions	—	—	—	—	—	—	—	(15,171)	(15,171)
Balance at December 31, 2025	$155,676	231,580,135	$2,316	$8,945,123	$(642,130)	$(422)	$8,460,563	$377,456	$8,838,019

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,763	$285,926	$249,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,919	275,247	244,510
Amortization of net (below) above market lease intangibles and other deferred rent on certain below-market leases	(24,357)	(27,653)	(29,882)
Accretion of net loan origination fees and costs	(460)	(460)	(84)
Impairment of right-of-use asset	—	—	188
Loss on debt extinguishment	200	—	—
Impairment of real estate	89,097	—	—
Gains on sale of real estate	(106,032)	(18,013)	(19,001)
Amortization of debt issuance costs	5,062	4,775	3,856
Amortization of discount/(premium) on notes payable, net	6,352	4,829	688
Share-based compensation	100,480	41,602	33,638
Straight-line rent	(29,672)	(38,433)	(36,587)
Payments for termination/settlement of interest rate derivatives	—	—	(161)
Amortization related to termination/settlement of interest rate derivatives	310	522	540
Change in working capital components:
Rents and other receivables	1,915	2,257	(2,227)
Deferred leasing costs	(34,037)	(28,940)	(25,807)
Other assets	249	801	(1,092)
Accounts payable, accrued expenses and other liabilities	(7,619)	8,886	4,658
Tenant security deposits	2,771	(3,075)	3,450
Tenant prepaid rents	2,144	(29,354)	1,270
Net cash provided by operating activities	542,085	478,917	427,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments in real estate	—	(1,505,993)	(1,312,085)
Issuance of loan receivable, net	—	—	(122,700)
Capital expenditures	(333,424)	(373,392)	(266,564)
Return of (payment for) deposits on real estate acquisitions, net	—	2,125	(2,125)
Proceeds from sale of real estate	208,363	41,286	27,028
Net cash used in investing activities	(125,061)	(1,835,974)	(1,676,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	477,598	649,544	1,275,732
Proceeds from borrowings	—	1,129,875	646,925
Repayment of borrowings	(100,973)	(13,402)	(357,491)
Payment of debt issuance costs	(9,362)	(4,602)	(3,042)
Redemption of private REIT preferred units	—	(122)	—
Dividends paid to preferred stockholders	(9,258)	(9,258)	(9,258)
Dividends paid to common stockholders	(397,497)	(354,226)	(290,728)
Distributions paid to common unitholders	(15,118)	(13,725)	(11,460)
Distributions paid to preferred unitholders	(651)	(2,346)	(3,208)
Repurchase of common stock under stock repurchase programs	(250,126)	—	—
Repurchase of common shares to satisfy employee tax withholding requirements	(1,830)	(2,154)	(1,914)
Net cash (used in) provided by financing activities	(307,217)	1,379,584	1,245,556
Increase (decrease) in cash, cash equivalents and restricted cash	109,807	22,527	(3,342)
Cash, cash equivalents and restricted cash, beginning of year	55,971	33,444	36,786
Cash, cash equivalents and restricted cash, end of year	$165,778	$55,971	$33,444
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $35,335, $31,363 and $23,611 for the years December 31, 2025, 2024 and 2023, respectively)	$95,056	$74,187	$54,617
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$2,084	$—
Accrual for capital expenditures	$38,556	$68,745	$55,344
Accrual of dividends and distributions	$103,399	$97,823	$83,733

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and develop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. As of December 31, 2025, our consolidated portfolio consisted of 419 properties with approximately 51.2 million rentable square feet.
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
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2025 and 2024, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We include restricted cash with cash and cash equivalents in the consolidated statements of cash flows and provide a reconciliation between the balance sheet and the statement of cash flows provided that we have outstanding restricted cash balances. As of December 31, 2025 and 2024, we did not have restricted cash balances.

Investments in Real Estate
Acquisitions
    We account for acquisitions of properties under ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally do not meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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

We capitalized interest costs of $35.3 million, $31.4 million and $23.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. We capitalized real estate taxes and insurance aggregating $10.1 million, $8.1 million, and $7.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. We capitalized compensation costs for employees who provide construction services of $14.5 million, $13.3 million and $11.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Assets Held for Sale
We classify a property as held for sale when all of the criteria set forth in the ASC Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time we classify a property as held for sale, we cease recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value, less estimated costs to sell. As of December 31, 2025 and 2024, we did not have any properties classified as held for sale.
Impairment of Investments in Real Estate, Net
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of our real estate assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. In evaluating whether such indicators exist, we consider operating performance, market conditions, as well as the effects of demand and other economic factors, including projected rental revenue, operating costs and capital expenditures, capitalization rates and expected holding periods.
We generally hold and operate our real estate assets for long-term investment, which decreases the likelihood that their carrying values are not recoverable. However, changes in events, circumstances or our intent or strategy, including a decision to shorten the expected holding period or to pursue a sale, may result in an impairment loss.
When indicators of impairment are present, we assess recoverability by comparing the carrying amount of a real estate asset to the sum of undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying value is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the asset’s estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, the application of capitalization rates to estimated net operating income, quoted market values and third-party appraisals, where considered necessary.

The assumptions and estimates used in our recoverability and fair value analyses, including future cash flows, discount rates, capitalization rates and expected holding periods, are complex and subjective and are based on assumptions consistent with our estimates of future expectations and the strategic plan used to manage our underlying business. Changes in economic and operating conditions or our intent with respect to an asset that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate assets.
See “Note 3 – Investments in Real Estate” for details.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of and for the years ended December 31, 2025, 2024 and 2023, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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
Income Taxes
We have elected to be taxed as a REIT under the Code commencing with our initial taxable year ended December 31, 2013. To qualify as a REIT, we are required (among other things) to distribute annually at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our activities. If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular federal corporate income tax.
We may, from time to time, acquire direct or indirect interests in one or more entities that will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular federal corporate income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2025 and 2024, we have not established a liability for uncertain tax positions.
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
Management and Leasing Services
    We provide property management services and leasing services to related party property owners, the customer, through December 31, 2025, in exchange for fees and commissions. Property management services include performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. For these services, we earn monthly management fees, which are based on a fixed percentage of each managed property’s monthly tenant cash receipts. We have determined that control over the services is passed to the customer simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to our customers.
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
Interest Income on Loan Receivable
Interest income on our loan receivable is recognized on an accrual basis over the life of the loan. Loan origination fees, net of origination costs, are accreted or amortized over the term of the loan as an adjustment to interest income using the effective interest method. Generally, a loan is placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.

Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $5.0 million, $3.5 million and $3.6 million as a net reduction adjustment to rental income in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Equity Based Compensation
We account for equity-based compensation in accordance with ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Total compensation cost for all share-based awards is based on the estimated fair value of the equity instrument issued on the grant date. For awards that vest based solely on a service condition, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance and/or market conditions, compensation cost is recognized over the requisite service period using the accelerated expense attribution method, with each vesting tranche valued as a separate award. For awards with performance conditions, compensation cost is based on the number of awards expected to vest based on the probable outcome of the performance condition, and is prospectively adjusted for changes in estimates prior to vesting and for the number of awards that ultimately vest. For awards with market conditions, failure to satisfy the market condition results in the forfeiture of units but does not result in the reversal of previously recognized compensation cost. For awards for which service is not considered substantive, compensation cost is recognized at grant‑date fair value on the grant date, or, if applicable, when substantive service ceases to be required. Forfeitures (for all awards) are recognized in the period in which they occur. See “Note 14 – Incentive Award Plan” for details.

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
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2025, 2024, and 2023, total expense related to matching contributions was $0.9 million, $0.8 million and $0.3 million, respectively.
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
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We have not entered into any exchange-related settlements, modifications, or inducement transactions related to our exchangeable senior unsecured notes to date. Accordingly, we do not expect the adoption of ASU 2024-04 to have a material effect on our consolidated financial statements. We will apply the guidance if future transactions involving our exchangeable senior unsecured notes occur.

3.    Investments in Real Estate
Acquisition Summary
We did not acquire any properties during the year ended December 31, 2025. The following table summarizes the wholly-owned properties we acquired during the year ended December 31, 2024:

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
(1)Represents the gross contractual purchase price before certain credits, prorations, closing costs and other acquisition related costs. Total capitalized closing costs and acquisition related costs, net of certain credits, not included in the gross contractual purchase price in the table above, were approximately $3.7 million.
(2)Represents the acquisition of 48 properties pursuant to three separate transactions with three Blackstone Real Estate entities.
The following table summarizes amounts allocated to each major class of asset and liability on a relative fair value basis for the acquisitions noted in the table above, as of the date of each acquisition (in thousands):

2024
Assets:
Land	$1,020,690
Buildings and improvements	424,579
Tenant improvements	4,818
Acquired lease intangible assets(1)	103,795
Other acquired assets(2)	2,033
Total assets acquired	$1,555,915

Liabilities:
Acquired lease intangible liabilities(3)	$32,119
Other assumed liabilities(2)	17,803
Total liabilities assumed	$49,922
Net assets acquired	$1,505,993
(1)Acquired lease intangible assets are comprised of $77.0 million of in-place lease intangibles with a weighted average amortization period of 4.6 years and $26.8 million of above-market lease intangibles with a weighted average amortization period of 4.2 years.
(2)Includes other working capital assets acquired and liabilities assumed at the time of acquisition, including prorations.
(3)Represents below-market lease intangibles with a weighted average amortization period of 11.7 years.

Dispositions
The following table summarizes information related to the properties that we sold during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands).

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)	Gain Recorded (in thousands)
2025 Dispositions:
1055 Sandhill Avenue	Los Angeles - South Bay	3/28/2025	127,775	$52,450	$13,157
20 Icon	Orange - South	4/03/2025	102,299	50,875	30,625
2270 Camino Vida Roble	San Diego - North County	5/23/2025	106,311	30,700	13,736
1332 & 1336 Rocky Point Drive	San Diego - North County	7/18/2025	51,081	14,715	7,670
8542 Slauson Avenue	Los Angeles - Central	8/06/2025	24,679	17,300	6,380
15715 Arrow Highway	Los Angeles - San Gabriel Valley	9/04/2025	76,000	21,585	14,533
600-650 South Grand Avenue	Orange - South	12/22/2025	101,389	29,900	19,931
			589,534	217,525	106,032
2024 Dispositions:
2360-2364 East Sturgis Road	Ventura	4/16/2024	49,641	$10,000	$6,261
6423-6431 & 6407-6119 Alondra Boulevard	Los Angeles - South Bay	5/03/2024	30,224	7,600	5,077
15401 Figueroa Street	Los Angeles - South Bay	5/07/2024	38,584	10,225	4,203
8210 Haskell Avenue	Los Angeles - San Fernando Valley	5/17/2024	26,229	9,200	727
2553 Garfield Avenue	Los Angeles - Central	8/20/2024	25,615	7,275	1,745
			170,293	44,300	18,013
2023 Dispositions:
8101-8117 Orion Ave.	Los Angeles - San Fernando Valley	3/28/2023	48,394	$17,000	$12,133
3720-3750 W. Warner Avenue	Orange County Airport	12/05/2023	38,643	11,275	6,868
Total			87,037	$28,275	$19,001
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.
Impairment of Real Estate
During the year ended December 31, 2025, we recognized impairment charges totaling $89.1 million related to seven properties that were originally planned for development. In the fourth quarter of 2025, management approved a change in strategy for these properties, resulting in a shortened expected holding period and a plan to pursue their sale rather than continue with future development for long-term ownership and operation. As the properties did not meet the criteria for classification as held for sale as of December 31, 2025, they remained held and used, and impairment charges were recognized to reduce their carrying values to estimated fair values. Estimated fair values were primarily based on quoted market values obtained from non‑binding offers or letters of intent received from third‑party buyers or, where applicable, contracted sales prices.
We expect the properties to be classified as held for sale in a subsequent period once the criteria for such classification under ASC 360 are met. Upon such classification, each asset will be measured at the lower of its then‑current carrying amount or fair value less estimated costs to sell, and depreciation will cease prospectively from the date of classification. To the extent fair value less costs to sell is below carrying value at that time, we would record an incremental write‑down for estimated selling costs (e.g., brokerage and closing costs) in that future period.

4.    Acquired Lease Intangibles
The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	December 31,
	2025	2024
Acquired Lease Intangible Assets:
In-place lease intangibles	$398,161	$411,567
Accumulated amortization	(289,347)	(252,147)
In-place lease intangibles, net	$108,814	$159,420

Above-market tenant leases	$48,079	$51,225
Accumulated amortization	(28,619)	(21,695)
Above-market tenant leases, net	$19,460	$29,530

Below-market ground lease	$12,976	$12,976
Accumulated amortization	(623)	(459)
Below-market ground lease, net	$12,353	$12,517
Acquired lease intangible assets, net	$140,627	$201,467

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(274,353)	$(280,840)
Accumulated amortization	157,866	133,367
Below-market tenant leases, net	$(116,487)	$(147,473)
Acquired lease intangible liabilities, net	$(116,487)	$(147,473)

The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the reported periods noted below (in thousands):

	Year Ended December 31,
	2025	2024	2023
In-place lease intangibles(1)	$50,606	$47,815	$42,168
Net below market tenant leases(2)	$(20,916)	$(24,190)	$(29,295)
Below-market ground leases(3)	$164	$164	$164
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

The following table summarizes the estimated amortization/(accretion) of our acquisition-related intangibles as of December 31, 2025, for the next five years and thereafter (in thousands):

Year Ending	In-place Leases(1)	Net Above/(Below) Market Operating Leases(2)	Below Market Ground Lease(3)
2026	$30,036	$(11,183)	$164
2027	22,327	(6,639)	164
2028	17,143	(7,987)	164
2029	9,809	(7,005)	164
2030	6,854	(6,375)	164
Thereafter	22,645	(57,838)	11,533
Total	$108,814	$(97,027)	$12,353
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
5.    Loan Receivable
On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future. As of December 31, 2025, the borrower was current on monthly interest payments.
As of December 31, 2025, the carrying value of the loan receivable was $123.7 million, which reflects $1.3 million of unamortized origination fees/costs. As of December 31, 2024, the carrying value of the loan receivable was $123.2 million, which reflects $1.8 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of December 31, 2025 and 2024.

6.    Notes Payable
The following table summarizes the components and significant terms of our indebtedness as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.725%	(2)	4.595%	(3)	5/30/2029	(4)
$100M Senior Notes	—	100,000	n/a		4.290%		8/6/2025	(5)
$575M Exchangeable Senior Notes due 2027	575,000	575,000	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.800%	(2)	3.617%	(6)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	575,000	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Term Loan	400,000	400,000	S+0.800%	(2)	4.214%	(7)	5/30/2030
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,175,000	$3,275,000

Secured Debt:
$60M Term Loan(8)	60,000	60,000	S+1.250%		5.060%	(8)	10/27/2026	(8)
701-751 Kingshill Place(9)	6,715	6,852	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(9)	13,814	14,213	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(9)	3,688	3,772	n/a		4.260%		7/1/2028
Gilbert/La Palma(9)	1,323	1,538	n/a		5.125%		3/1/2031
7817 Woodley Avenue(9)	2,609	2,747	n/a		4.140%		8/1/2039
Total Secured Debt	$103,649	$104,622
Total Unsecured and Secured Debt	$3,278,649	$3,379,622
Less: Unamortized premium/discount and debt issuance costs(11)	(26,740)	(33,660)
Total	$3,251,909	$3,345,962
(1)Reflects the contractual interest rate under the terms of each loan as of December 31, 2025 and includes the effect of interest rate swaps that were effective as of December 31, 2025. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of December 31, 2025, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan, plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, and a sustainability-related rate adjustment of zero. These loans are also subject to a 0% SOFR floor. In January 2026, the applicable margin decreased by 0.04% to 0.685% for the unsecured revolving credit facility and to 0.76% for the $400.0 million and $300.0 million unsecured term loans after certifying that our sustainability performance targets were met for 2025.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of December 31, 2025, the applicable facility fee is 0.125% per annum with a sustainability-related rate adjustment of zero. In January 2026, the facility fee decreased by 0.01% to 0.115% after certifying that our sustainability performance targets for 2025 were met.

(4)The unsecured revolving credit facility has two six-month extensions available at our option, subject to certain terms and conditions.
(5)On August 6, 2025, we paid in full the outstanding principal balance on this unsecured debt.
(6)Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725% through May 26, 2027, resulting in an all-in fixed rate of 3.61725% after adding the applicable margin and sustainability-related rate adjustment.
(7)Daily SOFR for our $400.0 million unsecured term loan has been swapped to a fixed rate of 3.41375% through May 30, 2030, resulting in an all-in fixed rate of 4.21375% after adding the applicable margin and sustainability-related rate adjustment.
(8)The loan is secured by six properties and has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Term SOFR for this loan has been swapped to a fixed rate of 3.710% through July 30, 2026, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. On July 11, 2025, we exercised a one-year extension option, extending the maturity date of this loan to October 27, 2026. Subsequently, on September 2, 2025, we amended this loan to, among other changes, add two additional one-year extension options. As of December 31, 2025, we have three remaining one-year extension options available, subject to certain terms and conditions.
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
Contractual Debt Maturities
The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of December 31, 2025, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

2026	$67,587
2027	1,019,078
2028	314,218
2029	600,427
2030	800,448
Thereafter	476,891
Total	$3,278,649
Recent Activity
Exchangeable Senior Notes
In March 2024, we issued $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of 2029 Exchangeable Notes) redeemed. The net proceeds from the issuance, after deducting the initial purchasers’ discounts, underwriting commissions and other offering expenses, were approximately $563.1 million for the 2027 Exchangeable Notes and $563.1 million for the 2029 Exchangeable Notes. As of December 31, 2025 and December 31, 2024, the net carrying amount of the 2027 Exchangeable Notes was $569.8 million and $565.9 million, respectively, with unamortized debt discount and issuance costs of $5.2 million and $9.1 million, respectively. As of December 31, 2025 and December 31, 2024, the net carrying amount of the 2029 Exchangeable Notes was $566.8 million and $564.6 million, respectively, with unamortized debt discount and issuance costs of $8.2 million and $10.4 million, respectively.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 2024. For the year ended December 31, 2025, we recognized total interest expense on the Exchangeable Notes of $55.3 million, with coupon interest of $48.9 million, and amortization of debt discount and issuance costs of $6.4 million. For the year ended December 31, 2024, we recognized total interest expense on the Exchangeable Notes of $41.7 million, with coupon interest of $37.1 million, and amortization of debt discount and issuance costs of $4.6 million.
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
In connection with the offering for each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the applicable series of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts was not probable as of December 31, 2025, we have not recognized a liability as of December 31, 2025.
Fifth Amended and Restated Credit Agreement
On May 30, 2025, we amended our senior unsecured credit agreement by entering into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). Prior to the amendment, the credit agreement was comprised of (i) a senior unsecured revolving credit facility (the “Revolver”) in the aggregate principal amount of $1.0 billion, which also allowed us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, (ii) a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and (iii) a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). The Credit Agreement, among other changes, (i) increased the borrowing capacity under the Revolver from $1.00 billion to $1.25 billion, (ii) lowered the interest rate by eliminating the 0.10% SOFR adjustment that previously applied to both the Revolver and the $400 Million Term Loan, (iii) extended the maturity date of the Revolver from May 26, 2026 to May 30, 2029 (with two six-month extensions) and (iv) extended the maturity of the $400 Million Term Loan from July 18, 2025 to May 30, 2030. The interest rate and maturity date (May 26, 2027) of the $300 Million Term Loan remained unchanged.
On November 21, 2025, we further amended the Credit Agreement to lower the interest rate by eliminating the 0.10% SOFR adjustment that previously applied to the $300 Million Term Loan.
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
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. During 2025, the sustainability-linked pricing adjustment was zero for both the applicable margin and credit facility fee. In January 2026, after certifying that our sustainability performance targets were met for 2025, the applicable margin decreased by 0.040% to 0.685% for the Revolver and to 0.760% for the Term Facility, and the credit facility fee decreased by 0.010% to 0.115%.
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
In connection with the amendment of the Credit Agreement, we recognized debt extinguishment and modification expenses of $0.3 million in the second quarter of 2025, which is comprised of a $0.2 million loss on extinguishment of debt from the write-off of unamortized debt issuance costs attributable to previous creditors in the Revolver that were not included in the Credit Agreement and $0.1 million of third-party fees associated with the modification of the $400 Million Term Loan.
As of December 31, 2025, we did not have any borrowings outstanding under the Revolver and had $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.245 billion available for future borrowings.
Debt Covenants
    The Credit Agreement, $60.0 million term loan facility (the “$60 Million Term Loan”), $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) and $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”) include a series of financial and other covenants that we must comply with. All financial ratios, metrics and terms used in the covenants below are defined in the applicable loan agreements and are tested on a quarterly basis.
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
•Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.5 to 1.0;
•For the Credit Agreement and Senior Notes, maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•For the Credit Agreement and Senior Notes, maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
The $300.0 million of 5.00% Senior Notes due 2028, $400.0 million of 2.125% Senior Notes due 2030 and $400 million of 2.150% Senior Notes due 2031 (together the “Registered Notes”) contain the following covenants. All financial ratios and terms used below are as defined in the applicable indentures and are tested on an annual basis.
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•Maintaining a ratio of secured debt to total asset value of not more than 40%;
•Maintaining a Debt Service Coverage Ratio of at least 1.5 to 1.0; and
•Maintaining a ratio of unencumbered assets to unsecured debt of at least 1.5 to 1.0.

    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness, and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard and Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of December 31, 2025, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
We were in compliance with all of our required quarterly and annual financial debt covenants as of December 31, 2025.
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
    For the year ended December 31, 2025, we recognized $959.5 million of rental income related to operating lease payments, of which $787.0 million was for fixed lease payments and $172.5 million was for variable lease payments. For the year ended December 31, 2024, we recognized $897.9 million of rental income related to operating lease payments, of which $739.2 million was for fixed lease payments and $158.7 million was for variable lease payments. For the year ended December 31, 2023, we recognized $762.1 million of rental income related to operating lease payments, of which $626.7 million was for fixed lease payments and $135.3 million was for variable lease payments.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2025 (in thousands):

For the year ending December 31,
2026	$725,795
2027	636,870
2028	532,493
2029	413,044
2030	308,333
Thereafter	754,215
Total	$3,370,750
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
We lease office space as part of conducting our day-to-day business. As of December 31, 2025, our office space leases have current remaining lease terms of approximately two years with options to renew for an additional term of three to five years each. As of December 31, 2025, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 35.0 years and four additional ten-year options to renew.
As of December 31, 2025, total ROU assets and lease liabilities were approximately $6.8 million and $8.3 million, respectively. As of December 31, 2024, total ROU assets and lease liabilities were approximately $7.9 million and $9.7 million, respectively.

    The tables below present financial and supplemental information associated with our leases.

	Year Ended December 31,
Lease Cost(1) (in thousands)	2025	2024	2023
Operating lease cost	$1,591	$1,629	$1,766
Variable lease cost	96	186	142
Sublease income	(105)	(87)	—
Total lease cost	$1,582	$1,728	$1,908
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Year Ended December 31,
Other Information (in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,813	$2,297	$2,308
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,084	$—

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term(1)	46.2 years	40.2 years
Weighted-average discount rate(2)	4.13%	4.10%
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
    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of December 31, 2025 (in thousands):

2026	$1,624
2027	1,798
2028	542
2029	164
2030	164
Thereafter	19,560
Total undiscounted lease payments	$23,852
Less imputed interest	(15,569)
Total lease liabilities	$8,283

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
The following table sets forth a summary of the terms and fair value of our interest rate swaps as of December 31, 2025 and 2024 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/ (Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Rate Swaps	4/3/2023	6/30/2025	3.98500%	$—	$200,000	$—	$233
Interest Rate Swap	4/3/2023	6/30/2025	3.96625%	$—	$100,000	$—	$126
Interest Rate Swap	4/3/2023	6/30/2025	3.95300%	$—	$100,000	$—	$132
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$(65)	$298
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$1,013	$4,079
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$1,012	$4,074
Interest Rate Swap	7/1/2025	5/30/2030	3.41750%	$250,000	$—	$(522)	$—
Interest Rate Swap	7/1/2025	5/30/2030	3.40500%	$125,000	$—	$(189)	$—
Interest Rate Swap	7/1/2025	5/30/2030	3.42000%	$25,000	$—	$(53)	$—
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)The fair value of derivative assets is included in the line item “Interest rate swap asset” and the fair value of derivative liabilities is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
Derivative instruments that are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheets are presented on a gross basis in the consolidated balance sheets as of December 31, 2025 and December 31, 2024. As of December 31, 2025, if we had recognized these derivative instruments on a net basis, we would have reported an interest rate swap asset of $1.7 million and an interest rate swap liability of $0.5 million, which represent the net balances after the effect of offsetting with counterparties where we had both derivative assets and derivative liabilities.
Our interest rate swaps are designated and qualify as cash flow hedges. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings.

The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of (loss) gain recognized in AOCI on derivatives	$(782)	$11,932	$9,307
Amount of gain reclassified from AOCI into earnings as “Interest expense” (1)	$6,654	$12,364	$10,454
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$104,903	$98,596	$61,400
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
As of December 31, 2025, we estimate that approximately $1.2 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
The table below sets forth the estimated fair value of our interest rate swaps as of December 31, 2025 and 2024, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

		Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Interest Rate Swap Asset	$2,025	$—	$2,025	$—
Interest Rate Swap Liability	$(829)	$—	$(829)	$—
December 31, 2024
Interest Rate Swap Asset	$8,942	$—	$8,942	$—
Interest Rate Swap Liability	$—	$—	$—	$—

Nonrecurring Measurements – Impairment of Real Estate
We measure certain properties at fair value on a non‑recurring basis in accordance with ASC 820. These non‑recurring fair value measurements are performed when ASC 360 impairment indicators exist and are used to measure any resulting impairment charge. The fair values of the impaired properties were determined using Level 2 inputs within the fair value hierarchy, primarily quoted market values obtained from non‑binding offers or letters of intent received from third‑party buyers or, where applicable, contracted sales prices. See “Note 3 – Investments in Real Estate” for additional information.
The table below sets forth the fair value of properties measured on a nonrecurring basis for which impairments were recognized as of December 31, 2025 (in thousands) by level within the fair value hierarchy. During the year ended December 31, 2024, no events or changes in circumstances were identified that required properties to be measured at fair value for impairment purposes.

		Fair Value Measurement Using
December 31, 2025	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value(1)
Real estate assets with carrying values adjusted to fair value due to our change in intent to hold the asset	$149,989	$—	$149,989	$—	$149,989
(1)Amount represents the aggregate carrying value of properties, as adjusted to fair value, included in the line item “Investments in real estate, net” in the accompanying consolidated balance sheet.
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
The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of December 31, 2025 and 2024 (in thousands).

		Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Loan Receivable at:
December 31, 2025	$129,015	$—	$—	$129,015	$123,704
December 31, 2024	$126,948	$—	$—	$126,948	$123,244

Notes Payable at:
December 31, 2025	$3,226,955	$—	$—	$3,226,955	$3,251,909
December 31, 2024	$3,258,378	$—	$—	$3,258,378	$3,345,962

10.    Related Party Transactions
Howard Schwimmer
Through December 31, 2025, we engaged in transactions with Howard Schwimmer, our Co-Chief Executive Officer, earning management fees and leasing commissions from entities controlled individually by Mr. Schwimmer. Fees and commissions earned from these entities are included in “Management and leasing services” in the consolidated statements of operations. We recorded $0.6 million, $0.6 million and $0.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, in management and leasing services revenue. The Company terminated its management and leasing services agreements with Mr. Schwimmer effective as of January 1, 2026.
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
As of December 31, 2025, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
Tenant and Construction Related Commitments
As of December 31, 2025, we had commitments of approximately $90.5 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of December 31, 2025, we had a $4.6 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.
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
Concentration of Properties in Southern California
As of December 31, 2025, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.
Tenant Concentration
During the year ended December 31, 2025, no single tenant accounted for more than 5% of our total consolidated rental income.

12.    Stockholders’ Equity
    Preferred Stock
    As of December 31, 2025 and 2024, we had the following series of Cumulative Redeemable Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			December 31, 2025		December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
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
Common Stock
ATM Programs
On February 17, 2023, we established an at-the-market equity offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate sales price of up to $1.25 billion (the “Current ATM Program”). The Current ATM Program replaced our previous $1.0 billion ATM program, which was established on May 27, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $834.6 million through February 17, 2023.
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
During the years ended December 31, 2025 and December 31, 2024, we did not sell any shares of common stock directly through sales agents under the Current ATM program. During the year ended December 31, 2023, we sold 449,227 shares of common stock directly through sales agents under the Current ATM Program at a weighted average price of $60.84 per share, for gross proceeds of $27.3 million, and net proceeds of $27.0 million, after deducting the sales agents’ fees.
During the years ended December 31, 2025 and December 31, 2024, we did not enter into forward equity sale agreements under the Current ATM Program.
During the year ended December 31, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under the Current ATM program with respect to 5,137,392 shares of our common stock at a weighted average initial forward price of $56.70 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements. During the year ended December 31, 2023, we physically settled a portion of the 2023 forward equity sale agreements and the outstanding forward equity sale agreement from 2022 by issuing 2,763,708 shares of common stock for net proceeds of $163.2 million, based on a weighted average forward price of $59.04 per share at settlement.
During the year ended December 31, 2024, we physically settled the remaining forward equity sale agreements that were outstanding as of December 31, 2023 under the Current ATM Program by issuing 3,010,568 shares of common stock for net proceeds of $164.5 million, based on a weighted average forward price of $54.65 per share at settlement.
As of December 31, 2025, approximately $927.4 million of common stock remained available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
In 2024, we partially settled the March 2024 Forward Sale Agreement by issuing 7,402,550 shares of common stock for net proceeds of $360.0 million, based on a weighted average forward price of $48.63 per shares at settlement.
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
During the first quarter of 2024, we settled the remaining portion of the May 2023 Forward Sale Agreements by issuing the remaining 2,253,034 shares of common stock for net proceeds of $125.7 million, based on a weighted average forward price of $55.79 per share at settlement.
Settlement of November 2022 Forward Equity Offering
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
In 2022, we partially settled the 2022 Forward Sale Agreements by issuing 3,554,704 shares of common stock for net proceeds of $198.7 million, based on a weighted average forward price of $55.90 per share at settlement.
In 2023, we settled the remaining shares under the 2022 Forward Sale Agreements by issuing 8,291,721 shares of common stock for net proceeds of $462.8 million, based on a weighted average forward price of $55.81 per share at settlement.
Stock Repurchase Programs
On February 3, 2025, our board of directors (the “Board”) authorized a stock repurchase program under which we may repurchase up to a maximum of $300.0 million of our outstanding common stock (the “Initial Repurchase Program”). The Board’s authorization for the Initial Repurchase Program was scheduled to expire on February 3, 2027, unless modified, extended or terminated earlier at the Board’s discretion.

On August 29, 2025, the Board terminated the Initial Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “Second Repurchase Program”). The Second Repurchase Program replaced and superseded, in all respects, the Initial Repurchase Program and is scheduled to expire on September 1, 2027, unless modified, extended or terminated earlier at the Board’s discretion.
Under our stock repurchase programs, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of the purchase will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions.
During the year ended December 31, 2025, we repurchased an aggregate of 6,327,283 shares of common stock for a total purchase price of $250.1 million, including commissions, at a weighted average price of $39.51 per share. Of this amount, approximately $100.0 million was repurchased under the Initial Repurchase Program prior to its termination, and $150.1 million was repurchased under the Second Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of December 31, 2025, $349.9 million remained available for repurchase under the Second Repurchase Program. Subsequent to December 31, 2025, the Board terminated the Second Repurchase Program and authorized a new stock repurchase program. See “Note 17 – Subsequent Events” for additional information.

Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the years ended December 31, 2025 and 2024, which consists solely of adjustments related to our cash flow hedges:

	Year Ended December 31,
	2025	2024
Accumulated other comprehensive income - beginning balance	$6,746	$7,172
Other comprehensive (loss) income before reclassifications	(782)	11,932
Amounts reclassified from accumulated other comprehensive income to interest expense(1)	(6,654)	(12,364)
Net current period other comprehensive loss	(7,436)	(432)
Less: other comprehensive loss attributable to noncontrolling interests	268	6
Other comprehensive loss attributable to common stockholders	(7,168)	(426)
Accumulated other comprehensive (loss) income - ending balance	$(422)	$6,746
(1)Amounts include $0.0 million and $0.2 million reclassifications from AOCI into interest expense for the years ended December 31, 2025 and 2024, respectively, related to terminated swaps. See “Note 8 – Interest Rate Derivatives” for additional information.
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
The following tables summarize the tax treatment of common stock dividends and preferred stock dividends per share for federal income tax purposes for the years ended December 31, 2025, 2024 and 2023:

	Common Stock
	Year Ended December 31,
	2025		2024		2023
Ordinary Income	$1.588406	79.72%	$1.546686	99.35%	$1.325610	100.00%
Return of Capital	—	—%	0.010068	0.65%	—	—%
Capital Gain	0.404116	20.28%	—	—%	—	—%
Total	$1.992522	100.00%	$1.556754	100.00%	$1.325610	100.00%

	Series B Preferred Stock
	Year Ended December 31,
	2025		2024		2023
Ordinary Income	$1.170864	79.72%	$1.468752	100.00%	$1.468752	100.00%
Capital Gain	0.297888	20.28%	—	—%	—	—%
Total	$1.468752	100.00%	$1.468752	100.00%	$1.468752	100.00%

	Series C Preferred Stock
	Year Ended December 31,
	2025		2024		2023
Ordinary Income	$1.121040	79.72%	$1.406252	100.00%	$1.406252	100.00%
Capital Gain	0.285212	20.28%	—	—%	—	—%
Total	$1.406252	100.00%	$1.406252	100.00%	$1.406252	100.00%
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
    Operating Partnership Units
As of December 31, 2025, noncontrolling interests included 5,646,343 OP Units, 1,485,615 fully-vested LTIP units and 1,156,270 fully-vested performance units which represented approximately 3.5% of our Operating Partnership. OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 14 – Incentive Award Plan” for a description of LTIP Units and Performance Units.
Activity
During the years ended December 31, 2025, 2024 and 2023, we redeemed 1,538,974, 114,230 and 329,212 OP Units, respectively, in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, resulting in the reclassification of $64.6 million, $4.7 million, and $13.0 million, respectively, from noncontrolling interests to total stockholders’ equity.
    Preferred Units
Series 3 CPOP Units
As of December 31, 2025, we have 164,998 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 3 CPOP Units”).
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

Series 2 CPOP Units
Prior to March 6, 2025, we had 904,583 4.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “Series 2 CPOP Units”) outstanding. Holders of Series 2 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, were entitled to cumulative cash distributions at the rate of 4.00% per annum through March 4, 2025 (and 5.00% per annum thereafter) of the $45.00 per unit liquidation preference, payable quarterly, beginning on March 31, 2020. On March 6, 2025, we exercised our right to convert, as described below, all 904,583 Series 2 CPOP Units into 1,004,084 OP Units. In connection with the conversion of the Series 2 CPOP Units, we paid the holders a prorated cash distribution of $0.3 million for the period from January 1, 2025 through March 5, 2025.
Series 1 CPOP Units
Prior to April 10, 2024, we had 593,960 4.43937% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (“Series 1 CPOP Units”) outstanding. Holders of Series 1 CPOP Units, when and as authorized by the Company as general partner of the Operating Partnership, were entitled to cumulative cash distributions at the rate of 4.43937% per annum of the $45.50952 per unit liquidation preference, payable quarterly, beginning on June 28, 2019. On April 10, 2024, we exercised our right to convert, as described below, all 593,960 Series 1 CPOP Units into 593,960 OP Units. In connection with the conversion of the Series 1 CPOP Units, we paid the holder a prorated cash distribution of $30 thousand for the period from April 1, 2024 through April 9, 2024.
Features of Series 1, Series 2 and Series 3 CPOP Units
The CPOP Units are convertible (i) at the option of the holder anytime from time to time (the “Holder Conversion Right”), or (ii) at the option of the Operating Partnership, on or after April 10, 2024 for the Series 1 CPOP Unit, after March 5, 2025 for the Series 2 CPOP Unit, and on or after March 17, 2027 for the Series 3 CPOP Unit (the “Company Conversion Right”), in each case, into OP Units on a one-for-one basis per Series 1 CPOP Unit, into a minimum of 0.7722 OP Unit per Series 2 CPOP Unit and into OP Units on a one-for-one basis per Series 3 CPOP Unit. As noted above, investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis (the “Subsequent Redemption Right”).
The CPOP Units rank senior to the Operating Partnership’s OP Units, on parity with the Operating Partnership’s 5.875% Series B and 5.625% Series C cumulative redeemable preferred units and with any future class or series of partnership interest of the Operating Partnership expressly designated as ranking on parity with the CPOP Units, and junior to any other class or series of partnership interest of the Operating Partnership expressly designated as ranking senior to the CPOP Units.
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
    As of December 31, 2025, a total of 384,799 shares of common stock, LTIP units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
On an annual basis, the compensation committee grants awards to the certain executive officers in the form of LTIP Units that are subject to time-based vesting conditions (each an annual “LTIP Award”) and Performance Units that are partially subject to market-based vesting conditions and partially subject to performance-based vesting conditions (each an annual “Performance Award”).
2025, 2024 and 2023 LTIP Awards
Each of the 2025, 2024 and 2023 LTIP Awards are scheduled to vest one-third in equal installments on each of the first, second and third anniversaries of the grant date. Each award is subject to each executive’s continued employment through the applicable vesting date, and subject to earlier vesting upon certain termination of employment or a change in control event, as described in the award agreements. Beginning in 2025, LTIP Awards granted to executives are subject to a one-year post-vesting holding period. The total grant date fair value of each annual LTIP Award is based on the Company’s most recent closing stock price preceding the grant and the application of a discount for post-vesting restrictions and uncertainty regarding the occurrence and timing of book-up events.

The following table summarizes these fair valuation assumptions and the grant date fair value of each annual LTIP Award:

	LTIP Award
	2025		2024	2023
Grant date	December 19, 2025	March 6, 2025	November 16, 2024	December 21, 2023
Grant date closing share price of common stock	$41.17	$40.74	$42.01	$55.59
Discount for post-vesting restrictions and book-up events	12.0%	12.0%	7.0%	6.9%
Number of units granted	94,217	6,134	226,729	171,341
Grant date fair value (in thousands)	$3,413	$220	$8,858	$8,867
The following table sets forth our unvested LTIP Unit activity for the years ended December 31, 2025, 2024 and 2023:

	Number of Unvested LTIP Units	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	313,051	$54.84
Granted	236,046	$53.26
Vested	(180,192)	$54.10
Balance at December 31, 2023	368,905	$54.19
Granted	275,571	$41.51
Vested	(192,817)	$54.88
Balance at December 31, 2024	451,659	$46.16
Granted	269,949	$37.72
Vested	(396,213)	$44.34
Balance at December 31, 2025	325,395	$41.37
2025, 2024 and 2023 Performance Awards
Each of the 2025, 2024 and 2023 Performance Awards include a certain number of base units that vest based on the Company’s absolute total shareholder return (“TSR”), either as a separate metric or as a modifier to other metrics, and the Company’s TSR relative to the constituent companies of one or more selected peer groups (“Relative TSR,” and together with applicable absolute TSR elements, the “Market Conditions”), in each case over a three-year performance period. Additionally, the 2024 and 2023 Performance Awards include a certain number of base units that vest based on the Company’s Core FFO per share growth (the “FFO Performance Condition”) over a three-year performance period. Awards granted in 2025 do not include the FFO Performance Condition.
Performance Units that have not vested will receive 10% of the distributions paid on OP units. The remaining 90% of the distributions will accrue (assuming the reinvestment in common stock of these distributions) during the three-year performance period and a portion will be paid out as distribution equivalent units based upon the number of base units that ultimately vest.
The grant date fair value of the base units that vest subject to the Market Conditions (including awards that incorporate an absolute TSR modifier or, in 2023, a separate absolute TSR metric) is measured using a Monte Carlo simulation pricing model. The grant date fair value of the base units that vest subject to the FFO Performance Condition is based on the Company’s closing stock price and the Company’s estimate, as of the grant date, of the number of units expected to vest based on the most probable level of achievement of the FFO Performance Condition over the performance period.

The following table summarizes the fair valuation assumptions and the grant date fair value of each annual Performance Award:

		Performance Award
		2025	2024	2023
Performance Award Summary	Grant date	December 19, 2025	November 16, 2024	December 21, 2023
	Number of units granted	406,460	903,897	701,025
	Grant date fair value (in thousands)	$7,854	$15,164	$16,538

Market Conditions: Monte Carlo Simulation Pricing Model Assumptions	Expected share price volatility for the Company	27.0%	28.0%	27.0%
	Expected share price volatility for peer group companies - low end of range(1)	18.0%	15.0%	16.0%
	Expected share price volatility for peer group companies - high end of range(1)	100.0%	100.0%	100.0%
	Expected dividend yield	3.60%	2.90%	2.20%
	Risk-free interest rate	3.53%	4.25%	4.13%

Performance Condition: Assumptions	Grant date closing share price of common stock	n/a	$42.01	$55.59
	Grant date estimated level of achievement of FFO Performance Condition	n/a	Target	Target
(1)For 2025, the award used two sets of peer group companies for which the median expected share price volatilities were 26.0% and 26.5% and average expected share price volatilities were 32.0% and 31.4%, respectively. For 2024 and 2023, the median expected share price volatility for the peer group companies was 29.0% in each year, and the average expected share price volatilities were 34.1% and 34.0%, respectively.
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
Restricted Common Stock
The compensation committee periodically grants awards of restricted common stock to various employees of the Company, typically other than executive officers, for the purpose of attracting or retaining the services of these employees. These grants typically vest in four equal, annual installments on each of the first four anniversaries of the grant date, subject to the employee’s continued service. Shares of our restricted common stock are participating securities and have full voting rights and nonforfeitable rights to dividends. During the years ended December 31, 2025, 2024 and 2023, we granted 307,914, 215,905 and 188,468 shares, respectively, of restricted common stock to non-executive employees. The grant date fair value of these awards was $12.0 million, $11.9 million and $11.2 million based on the closing share price of the Company’s common stock on the date of grant, which ranged from $36.35 to $42.53 per share, $44.68 to $55.08 per share and $47.10 to $64.39 per share, for the years ended December 31, 2025, 2024 and 2023, respectively.
On November 18, 2024, an executive officer was granted 12,880 shares of restricted common stock as a sign-on incentive award, which vests in three equal annual installments on each of the first three anniversaries of the grant date. The grant date fair value of this award was $0.55 million based on the Company’s closing share price of $42.70 on the grant date.
In accordance with the Rexford Industrial Realty, Inc. Non-Employee Director Compensation Program, each year on the date of the annual meeting of the Company’s stockholders, we grant shares of restricted common stock to each of our non-employee directors who are re-elected for another year of service. These awards vest on the earlier of (i) the date of the annual meeting of the Company’s stockholders next following the grant date and (ii) the first anniversary of the grant date, subject to each non-employee director’s continued service. During the years ended December 31, 2025, 2024 and 2023, each of our non-employee directors were granted 4,773, 3,357 and 2,843 shares of restricted common stock with a grant date fair value of $169,967, $149,991 and $149,997 based on the Company’s closing share price on the grant date of $35.61, $44.68 and $52.76, respectively.

The following table sets forth our unvested restricted stock activity for the years ended December 31, 2025, 2024 and 2023:

	Number of Unvested Shares of Restricted Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2022	274,416	$56.92
Granted	205,526	$58.93
Forfeited	(21,532)	$62.84
Vested(1)(2)	(109,970)	$52.69
Balance at December 31, 2023	348,440	$59.07
Granted	248,927	$53.55
Forfeited	(49,099)	$58.55
Vested(1)(2)	(132,145)	$56.47
Balance at December 31, 2024	416,123	$56.64
Granted(3)	1,452,591	$39.96
Forfeited	(100,368)	$51.64
Vested(1)(2)	(145,269)	$55.51
Balance at December 31, 2025	1,623,077	$42.12
(1)The total fair value of vested shares, which is calculated as the number of shares vested multiplied by the closing share price of the Company’s common stock on the vesting date, was $5.7 million, $6.7 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Total shares vested include 45,558, 41,649 and 32,507 shares of common stock that were tendered by employees during the years ended December 31, 2025, 2024 and 2023, respectively, to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.
(3)Includes 1,120,812 shares of restricted stock, with a grant date fair value of $40.31 per share, granted to two executive officers in connection with transition and separation arrangements, as further described below.

Transition and Separation Arrangements
In November 2025, the Company executed transition and separation arrangements with two executive officers, that (i) provided new restricted stock awards with a grant‑date fair value of $22.6 million per executive and (ii) specified the vesting treatment of outstanding LTIP Awards and Performance Awards. In accordance with ASC 718, we recognized $60.2 million of expense in the fourth quarter of 2025, representing the full fair value of the new restricted stock awards and the accelerated recognition of previously unrecognized compensation cost associated with other outstanding awards. This expense is included in “Other expenses” in the accompanying consolidated statements of operations. Compensation cost related to outstanding Performance Awards subject to the FFO Performance Condition remains subject to prospective adjustment for changes in estimated achievement prior to vesting and final certification at the end of the applicable three-year performance period.
Share-Based Compensation Expense
The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Expensed share-based compensation(1)	$100,480	$41,602	$33,638
Capitalized share-based compensation(2)	1,691	1,355	1,017
Total share-based compensation	$102,171	$42,957	$34,655
(1)Amounts expensed are included in “General and administrative,” “Property expenses” and “Other expenses” in the accompanying consolidated statements of operations.
(2)Amounts capitalized relate to employees who provide construction services and are included in “Building and improvements” in the consolidated balance sheets.

During the years ended December 31, 2025, 2024 and 2023, two executive officers elected to receive 100%, 100% and 30% of their annual bonuses in LTIP Units and the remainder in cash, if applicable. The bonuses for the year ended December 31, 2025 have not been paid yet. On January 17, 2025 and January 17, 2024, at the time the annual bonuses were paid to executives, each of the two executive officers were granted 70,512 and 15,340 fully-vested LTIP Units for the years ended December 31 2024 and 2023, respectively. Share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 includes $4.5 million, $5.5 million and $1.7 million, respectively, for the portion of the two executive officers’ accrued bonuses that will or have been settled with fully-vested LTIP Units.
As of December 31, 2025, total unrecognized compensation cost related to all unvested share-based awards was $31.1 million and is expected to be recognized over a weighted average remaining period of 29 months.
15.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$219,763	$285,926	$249,591
Less: Preferred stock dividends	(9,258)	(9,258)	(9,258)
Less: Net income attributable to noncontrolling interests	(7,734)	(12,124)	(11,575)
Less: Net income attributable to participating securities	(2,602)	(1,679)	(1,309)
Net income attributable to common stockholders	$200,169	$262,865	$227,449

Denominator:
Weighted average shares of common stock outstanding - basic	232,477,754	218,279,597	202,883,704
Effect of dilutive securities	73,214	187,357	227,289
Weighted average shares of common stock outstanding - diluted	232,550,968	218,466,954	203,110,993

Earnings per share - Basic
Net income attributable to common stockholders	$0.86	$1.20	$1.12
Earnings per share - Diluted
Net income attributable to common stockholders	$0.86	$1.20	$1.12
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
Shares issuable under forward equity sale agreements during the period prior to settlement are reflected in our calculation of weighted average shares of common stock outstanding – diluted using the treasury stock method for the periods where the impact was dilutive.

We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of December 31, 2025, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the year ended December 31, 2025.
16.    Segment Reporting
We operate as one operating segment. We are engaged in the business of investing in, operating, repositioning and developing industrial real estate properties located in Southern California infill markets. Our operating results depend primarily upon generating rental revenue from leasing and operating our industrial properties. As of December 31, 2025, our Chief Operating Officer and Chief Financial Officer collectively act as the chief operating decision maker (the “CODM”) of the Company. Our CODM reviews financial information presented on a consolidated basis when making decisions related to assessing our operating performance and allocating resources.
Segment Profitability Measure and Total Assets
Consolidated net income, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results.
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income for the years ended December 31, 2025, 2024 and 2023.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income (in the accompanying consolidated statements of operations) for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Recoverable property expenses(1)	$193,824	$179,592	$157,537
Non-recoverable property expenses(2)	33,901	30,668	26,942
Property expenses	$227,725	$210,260	$184,479
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.

17.    Subsequent Events
Dispositions
On February 6, 2026, we completed the sale of the property located at 14005 Live Oak Avenue in Irwindale, California for a gross sales price of $14.5 million.
Dividends Declared
On February 2, 2026, the Board declared the following quarterly cash dividends/distributions:

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	March 31, 2026	April 15, 2026
OP Units	$0.435	March 31, 2026	April 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	March 16, 2026	March 31, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	March 16, 2026	March 31, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	March 16, 2026	March 31, 2026
Stock Repurchase Program
On February 2, 2026, the Board terminated the Second Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “New Repurchase Program”). The New Repurchase Program replaces and supersedes, in all respects, the Second Repurchase Program and is scheduled to expire on February 29, 2028, unless modified, extended or terminated earlier at the Board’s discretion. Subsequent to December 31, 2025 and through the filing date of this Annual report on Form 10-K, we repurchased and settled 347,670 shares of common stock for a total purchase price of $13.4 million under the New Repurchase Program, leaving $486.6 million available for future repurchases.

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2025
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
15241 - 15277, 15317 - 15339 Don Julian Rd.	City of Industry, CA	$—	(3)	$3,875	$2,407	$11,502	$3,875	$13,909	$17,784	$(10,033)	1965, 2005 / 2003	2002
300 South Lewis Road	Camarillo, CA	—	(3)	4,150	3,050	11,310	4,150	14,360	18,510	(10,499)	1960-1963 / 2006	2003
1400 South Shamrock Ave.	Monrovia, CA	—		2,317	2,534	1,581	2,317	4,115	6,432	(3,179)	1957, 1962 / 2004	2003
2220-2260 Camino del Sol	Oxnard, CA	—	(3)	868	—	5,546	868	5,546	6,414	(3,150)	2005	2003
14250-14278 Valley Blvd.	La Puente, CA	—		2,539	2,020	3,959	2,539	5,979	8,518	(4,559)	1974 / 2007	2003
2300-2386 East Walnut Ave.	Fullerton, CA	—	(3)	6,817	6,089	3,602	6,817	9,691	16,508	(7,018)	1985-1986 / 2005	2004
15140 & 15148 Bledsoe St., 13065 - 13081 Bradley Ave.	Sylmar, CA	—		2,525	3,380	7,576	2,525	10,956	13,481	(7,404)	1969, 2008 / 2016	2004
28340 - 28400 Avenue Crocker	Valencia, CA	—		2,666	3,343	4,591	2,666	7,934	10,600	(5,229)	1987 / 2006 / 2015	2004
21-29 West Easy St.	Simi Valley, CA	—		2,346	4,522	4,318	2,346	8,840	11,186	(5,748)	1991 / 2006	2004
10439-10477 Roselle St.	San Diego, CA	—		4,711	3,199	7,408	4,711	10,607	15,318	(4,785)	1970 / 2007	2013
2575 Pioneer Ave.	Vista, CA	—		1,784	2,974	3,394	1,784	6,368	8,152	(3,943)	1988 / 2006	2004
9641 - 9657 Santa Fe Springs Rd.	Santa Fe Springs, CA	—		3,740	260	7,316	3,740	7,576	11,316	(3,930)	1982 / 2009	2006
2431-2465 Impala Dr.	Carlsbad, CA	—		5,470	7,308	7,634	5,470	14,942	20,412	(9,638)	1983 / 2006	2006
6200 & 6300 Yarrow Dr.	Carlsbad, CA	—		5,001	7,658	5,704	5,001	13,362	18,363	(9,512)	1977-1988 / 2006	2005
6231 & 6241 Yarrow Dr.	Carlsbad, CA	—		3,473	5,119	3,419	3,473	8,538	12,011	(5,672)	1977 / 2006	2006
9160 - 9220 Cleveland Ave., 10860 6th St.	Rancho Cucamonga, CA	—		3,647	11,867	3,674	3,647	15,541	19,188	(11,414)	1988-1989 / 2006	2006
18118-18120 S. Broadway St.	Carson, CA	—		3,013	2,161	1,651	3,013	3,812	6,825	(1,760)	1957 / 1989, 2017	2013
901 W. Alameda Ave.	Burbank, CA	—		6,304	2,996	7,790	6,304	10,786	17,090	(6,200)	1969 / 2009	2007
1938-1946 E. 46th St.	Vernon, CA	—		7,015	7,078	4,323	7,015	11,401	18,416	(6,153)	1961, 1983 / 2008-2010	2007
9220-9268 Hall Rd.	Downey, CA	—		6,974	2,902	1,584	6,974	4,486	11,460	(2,741)	2008	2009
929, 935, 939 & 951 Poinsettia Ave.	Vista, CA	—		4,213	5,584	(1,500)	2,678	5,619	8,297	(3,603)	1989 / 2007	2008

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
6750 Unit C - 6780 Central Ave.	Riverside, CA	—		1,564	584	(202)	678	1,268	1,946	(682)	1978	2007
1050 Arroyo Ave.	San Fernando, CA	—		3,092	1,900	822	3,092	2,722	5,814	(1,343)	1969 / 2012	2010
121-125 N. Vinedo Ave.	Pasadena, CA	—		3,481	3,530	3,626	3,481	7,156	10,637	(1,977)	1953, 1993 / 2024	2011
3441 West MacArthur Blvd.	Santa Ana, CA	—		4,179	5,358	2,808	4,179	8,166	12,345	(2,331)	1973 / 2022	2011
6701 & 6711 Odessa Ave.	Van Nuys, CA	—		1,582	1,856	1,438	1,582	3,294	4,876	(1,846)	1970-1972 / 2012	2011
10700 Jersey Blvd.	Rancho Cucamonga, CA	—		3,158	4,860	3,613	3,158	8,473	11,631	(4,170)	1988-1989	2011
15705, 15709 Arrow Highway & 5220 Fourth St.	Irwindale, CA	—		3,608	2,699	2,065	3,608	4,764	8,372	(2,429)	1987	2011
20920-20950 Normandie Ave.	Torrance, CA	—		3,253	1,605	1,006	3,253	2,611	5,864	(1,430)	1989	2011
14944, 14946, 14948 Shoemaker Ave.	Santa Fe Springs, CA	—		3,720	2,641	1,590	3,720	4,231	7,951	(2,130)	1978 / 2012	2011
1400 S. Campus Ave.	Ontario, CA	—		3,266	2,961	21	3,266	2,982	6,248	(1,957)	1964-1966, 1973, 1987	2012
15041 Calvert St.	Van Nuys, CA	—		4,096	1,570	272	4,096	1,842	5,938	(849)	1971	2012
701 Del Norte Blvd.	Oxnard, CA	—		3,082	6,230	2,181	3,082	8,411	11,493	(4,150)	2000	2012
3350 Tyburn St., 3332, 3334, 3360, 3368, 3370, 3378, 3380, 3410, 3424 N. San Fernando Rd.	Los Angeles, CA	—		17,978	39,471	11,007	17,978	50,478	68,456	(21,761)	1966, 1992, 1993, 1994	2013
1661 240th St.	Los Angeles, CA	—		3,043	2,550	4,031	3,043	6,581	9,624	(3,425)	1975 / 1995	2013
18310-18330 Oxnard St.	Tarzana, CA	—		2,497	5,494	2,206	2,497	7,700	10,197	(3,888)	1973	2013
1100-1170 Gilbert St. & 2353-2373 La Palma Ave.	Anaheim, CA	1,323		4,582	5,135	4,412	4,582	9,547	14,129	(4,607)	1972 / 1990 / 2013	2013
280 Bonita Ave., 2743 Thompson Creek Rd.	Pomona, CA	—		8,001	17,734	601	8,001	18,335	26,336	(8,057)	1983	2013
2950 Madera Rd.	Simi Valley, CA	—	(3)	3,601	8,033	1,041	3,601	9,074	12,675	(3,687)	1988 / 2005	2013
10635 Vanowen St.	Burbank, CA	—		1,517	1,833	1,483	1,517	3,316	4,833	(1,707)	1977	2013
7110 Rosecrans Ave.	Paramount, CA	—		3,117	1,894	2,495	3,117	4,389	7,506	(1,819)	1972 / 2015, 2019	2014
845, 855, 865 S Milliken Ave & 4317, 4319 Santa Ana St.	Ontario, CA	—		2,260	6,043	1,901	2,260	7,944	10,204	(3,830)	1985	2014
1500-1510 W. 228th St.	Torrance, CA	—		2,428	4,271	7,711	2,428	11,982	14,410	(4,294)	1963 / 1968, 2017	2014
24105 Frampton Ave.	Torrance, CA	—		2,315	1,553	2,090	2,315	3,643	5,958	(1,704)	1974 / 2016	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
1700 Saturn Way	Seal Beach, CA	—	7,935	10,525	371	7,935	10,896	18,831	(4,851)	2006	2014
2980 & 2990 N San Fernando Road	Burbank, CA	—	6,373	7,356	1,107	6,373	8,463	14,836	(3,876)	1950 / 2004	2014
20531 Crescent Bay Dr.	Lake Forest, CA	—	2,181	4,012	517	2,181	4,529	6,710	(2,124)	1998	2014
2610 & 2701 S. Birch Street	Santa Ana, CA	—	9,305	2,115	4,668	9,305	6,783	16,088	(3,269)	1965 / 2016	2014
710 South Dupont Avenue & 4051 Santa Ana Street	Ontario, CA	—	3,725	6,145	2,116	3,725	8,261	11,986	(3,279)	2001	2014
9755 Distribution Ave.	San Diego, CA	—	1,863	3,211	2,038	1,863	5,249	7,112	(1,726)	1974 / 2024	2014
9855 Distribution Ave	San Diego, CA	—	2,733	5,041	918	2,733	5,959	8,692	(2,575)	1983	2014
9340 Cabot Drive	San Diego, CA	—	4,311	6,126	4,664	4,311	10,790	15,101	(3,532)	1975 / 1976	2014
9404 Cabot Drive	San Diego, CA	—	2,413	3,451	685	2,413	4,136	6,549	(1,801)	1975 / 1976	2014
9455 Cabot Drive	San Diego, CA	—	4,423	6,799	7,808	4,423	14,607	19,030	(3,603)	1975 / 1976, 2025	2014
14955-14971 E Salt Lake Ave	City of Industry, CA	—	5,125	5,009	5,745	5,125	10,754	15,879	(3,196)	1979 / 2025	2014
5235 East Hunter Ave.	Anaheim, CA	—	5,240	5,065	12,208	5,240	17,273	22,513	(974)	1987	2014
3880 West Valley Blvd.	Pomona, CA	—	3,982	4,796	3,635	3,982	8,431	12,413	(3,831)	1980 / 2017	2014
1601 Alton Pkwy.	Irvine, CA	—	7,638	4,946	8,975	7,638	13,921	21,559	(5,851)	1974 / 2018	2014
3116 W. Avenue 32	Los Angeles, CA	—	3,761	6,729	3,515	3,761	10,244	14,005	(4,694)	1974	2014
21040 Nordoff Street; 9035 Independence Avenue; 21019 - 21045 Osborne Street	Chatsworth, CA	—	7,230	9,058	8,022	7,230	17,080	24,310	(6,691)	1979 / 1980	2014
24935 & 24955 Avenue Kearny	Santa Clarita, CA	—	4,773	5,970	2,504	4,773	8,474	13,247	(3,355)	1988	2014
605 8th Street	San Fernando, CA	—	2,393	2,742	2,147	2,393	4,889	7,282	(2,008)	1991 / 2015, 2020	2014
9120 Mason Ave.	Chatsworth, CA	—	9,224	19,346	997	9,224	20,343	29,567	(8,403)	1967 / 1999	2014
7900 Nelson Rd.	Los Angeles, CA	—	8,495	15,948	2,798	8,495	18,746	27,241	(7,829)	1998 / 2015	2014
679-691 S Anderson St.	Los Angeles, CA	—	1,723	4,767	1,955	1,723	6,722	8,445	(2,796)	1992 / 2017	2014
10509 Business Drive	Fontana, CA	—	3,505	5,237	3,450	3,505	8,687	12,192	(3,025)	1989	2014
13231 Slover Avenue	Fontana, CA	—	2,812	4,739	1,194	2,812	5,933	8,745	(2,690)	1990	2014
240 W Ivy Avenue	Inglewood, CA	—	2,064	3,675	4,622	2,064	8,297	10,361	(3,637)	1981	2014

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
3000 Paseo Mercado, 3120-3150 Paseo Mercado	Oxnard, CA	—	2,616	8,311	2,456	2,616	10,767	13,383	(5,077)	1988	2014
1800 Eastman Ave.	Oxnard, CA	—	842	2,209	187	842	2,396	3,238	(1,073)	2009	2014
201 Rice Ave. & 2400-2420 Celsius	Oxnard, CA	—	3,487	9,589	3,038	3,487	12,627	16,114	(5,091)	2008	2014
11120, 11160, 11200 Hindry Ave	Los Angeles, CA	—	3,478	7,834	1,174	3,478	9,008	12,486	(3,791)	1992 / 1994	2014
6970-7170 & 7310-7374 Convoy Ct.	San Diego, CA	—	10,805	18,426	5,238	10,805	23,664	34,469	(10,846)	1971	2014
12907 Imperial Highway	Santa Fe Springs, CA	—	5,462	6,678	3,266	5,462	9,944	15,406	(2,739)	1997 / 2024	2015
8902-8940 Activity Road	San Diego, CA	—	9,427	8,103	4,397	9,427	12,500	21,927	(5,280)	1987 / 1997 / 2024	2015
1210 N Red Gum St.	Anaheim, CA	—	3,326	4,020	1,517	3,326	5,537	8,863	(2,251)	1985 / 2020	2015
9615 Norwalk Blvd.	Santa Fe Springs, CA	—	8,508	1,134	53,292	8,508	54,426	62,934	(324)	1975 / 2025	2015
16221 Arthur St.	Cerritos, CA	—	2,979	3,204	1,828	2,979	5,032	8,011	(1,893)	1979 / 2021	2015
2588 & 2605 Industry Way	Lynwood, CA	—	8,738	9,415	—	8,738	9,415	18,153	(4,217)	1969 / 1971	2015
425 S. Hacienda Blvd.	City of Industry, CA	—	4,010	3,050	691	4,010	3,741	7,751	(1,505)	1997	2015
6700 S Alameda St.	Huntington Park, CA	—	3,502	9,279	498	3,502	9,777	13,279	(4,335)	1990 / 2008	2015
12720-12860 Danielson Ct.	Poway, CA	—	6,902	8,949	2,613	6,902	11,562	18,464	(5,445)	1999	2015
10950 Norwalk Blvd & 12241 Lakeland Rd.	Santa Fe Springs, CA	—	3,446	1,241	550	3,446	1,791	5,237	(927)	1982	2015
610-760 W Hueneme Rd. & 5651-5721 Perkins Rd.	Oxnard, CA	—	3,310	5,806	3,462	3,310	9,268	12,578	(4,784)	1985	2015
10701-10719 Norwalk Blvd.	Santa Fe Springs, CA	—	3,357	3,527	368	3,357	3,895	7,252	(1,623)	2004	2015
6020 Sheila St.	Commerce, CA	—	4,590	7,772	1,184	4,590	8,956	13,546	(3,583)	2000	2015
9805 6th St.	Rancho Cucamonga, CA	—	3,503	3,204	1,624	3,503	4,828	8,331	(2,398)	1986	2015
16321 Arrow Hwy.	Irwindale, CA	—	3,087	4,081	466	3,087	4,547	7,634	(1,812)	1955 / 2001	2015
601-605 S. Milliken Ave.	Ontario, CA	—	5,479	7,036	2,667	5,479	9,703	15,182	(4,371)	1987 / 1988	2015
1065 E. Walnut Ave.	Carson, CA	—	10,038	4,380	5,887	10,038	10,267	20,305	(4,004)	1974	2015
12247 Lakeland Rd.	Santa Fe Springs, CA	—	3,481	776	1,345	3,481	2,121	5,602	(866)	1971 / 2016	2015
17311 Nichols Lane	Huntington Beach, CA	—	7,988	8,728	1,667	7,988	10,395	18,383	(3,399)	1993 / 2014, 2024	2015
8525 Camino Santa Fe	San Diego, CA	—	4,038	4,055	2,616	4,038	6,671	10,709	(2,951)	1986	2016

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
28454 Livingston Avenue	Valencia, CA	—	5,150	9,666	1,195	5,150	10,861	16,011	(4,139)	2007	2016
16425 Gale Avenue	City of Industry, CA	—	18,803	6,029	3,065	18,803	9,094	27,897	(2,906)	1976	2016
12131 Western Avenue	Garden Grove, CA	—	15,077	11,149	4,884	15,077	16,033	31,110	(6,455)	1987 / 2007, 2017	2016
9 Holland	Irvine, CA	—	13,724	9,365	1,547	13,724	10,912	24,636	(4,239)	1980 / 2013	2016
15996 Jurupa Avenue	Fontana, CA	—	7,855	12,056	153	7,855	12,209	20,064	(4,871)	2015	2016
11127 Catawba Avenue	Fontana, CA	—	5,562	8,094	127	5,562	8,221	13,783	(3,283)	2015	2016
13550 Stowe Drive	Poway, CA	—	9,126	8,043	—	9,126	8,043	17,169	(3,513)	1991	2016
10750-10826 Lower Azusa Road	El Monte, CA	—	4,433	2,961	2,338	4,433	5,299	9,732	(2,192)	1975	2016
525 Park Avenue	San Fernando, CA	—	3,830	3,887	732	3,830	4,619	8,449	(1,757)	2003	2016
3211-3233 Mission Oaks Blvd.	Camarillo, CA	—	13,791	10,017	45,101	13,791	55,118	68,909	(11,267)	1980-1982 / 2014, 2018, 2019, 2025	2016
1600 Orangethorpe Ave. & 1335-1375 Acacia Ave.	Fullerton, CA	—	26,659	12,673	6,194	26,659	18,867	45,526	(8,206)	1968 / 1985	2016
14742-14750 Nelson Avenue	City of Industry, CA	—	13,463	1,680	17,745	13,463	19,425	32,888	(6,798)	1969 / 2018	2016
301-445 Figueroa Street	Wilmington, CA	—	7,126	5,728	5,614	7,126	11,342	18,468	(4,057)	1972 / 2018	2016
12320 4th Street	Rancho Cucamonga, CA	—	12,642	14,179	39	12,642	14,218	26,860	(6,144)	1997/2003	2016
9190 Activity Road	San Diego, CA	—	8,497	5,622	954	8,497	6,576	15,073	(2,878)	1986	2016
28903-28903 Avenue Paine	Valencia, CA	—	10,620	6,510	20,230	10,620	26,740	37,360	(6,213)	1999 / 2018, 2022	2017
2390 Ward Avenue	Simi Valley, CA	—	5,624	10,045	3,233	5,624	13,278	18,902	(4,958)	1989	2017
Safari Business Center(4)	Ontario, CA	—	50,807	86,065	22,794	50,807	108,859	159,666	(41,353)	1989	2017
4175 Conant Street	Long Beach, CA	—	13,785	13,440	—	13,785	13,440	27,225	(5,249)	2015	2017
5421 Argosy Avenue	Huntington Beach, CA	—	3,577	1,490	174	3,577	1,664	5,241	(712)	1976	2017
14820-14830 Carmenita Road	Norwalk, CA	—	22,938	6,738	2,420	22,938	9,158	32,096	(3,189)	1970, 2000	2017
3002-3072 Inland Empire Blvd.	Ontario, CA	—	11,980	14,439	4,127	11,980	18,566	30,546	(7,604)	1981	2017
800 Sandhill Avenue (17000 Kingsview Avenue)	Carson, CA	—	7,988	5,472	4,424	7,988	9,896	17,884	(1,951)	1984 / 2025	2017
2301-2329, 2331-2359, 2361-2399, 2370-2398 & 2332-2366 E. Pacifica Place; 20001-20021 Rancho Way	Rancho Dominguez, CA	—	121,329	86,776	32,439	121,329	119,215	240,544	(34,359)	1989 / 2021, 2025	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
11190 White Birch Drive	Rancho Cucamonga, CA	—	9,405	9,840	950	9,405	10,790	20,195	(3,997)	1986	2017
4832-4850 Azusa Canyon Road	Irwindale, CA	—	5,330	8,856	568	5,330	9,424	14,754	(3,172)	2016	2017
1825 Soto Street	Los Angeles, CA	—	2,129	1,315	215	2,129	1,530	3,659	(564)	1993	2017
19402 Susana Road	Rancho Dominguez, CA	—	3,524	357	23	3,524	380	3,904	(183)	1957	2017
13225 Western Avenue	Gardena, CA	—	1,918	355	363	1,918	718	2,636	(246)	1955	2017
687 Eucalyptus Avenue	Inglewood, CA	—	37,035	15,120	275	37,035	15,395	52,430	(4,968)	2017	2017
302 Rockefeller Avenue	Ontario, CA	—	6,859	7,185	881	6,859	8,066	14,925	(2,661)	2000	2017
4355 Brickell Street	Ontario, CA	—	7,295	5,616	573	7,295	6,189	13,484	(2,259)	2004	2017
12622-12632 Monarch Street	Garden Grove, CA	—	11,691	8,290	2,106	11,691	10,396	22,087	(3,865)	1967	2017
8315 Hanan Way	Pico Rivera, CA	—	8,714	4,751	180	8,714	4,931	13,645	(1,718)	1976	2017
13971 Norton Avenue	Chino, CA	—	5,293	6,377	2,847	5,293	9,224	14,517	(2,518)	1990	2018
1900 Proforma Avenue	Ontario, CA	—	10,214	5,127	1,656	10,214	6,783	16,997	(2,905)	1989	2018
16010 Shoemaker Avenue	Cerritos, CA	—	9,927	6,948	741	9,927	7,689	17,616	(2,505)	1985	2018
4039 Calle Platino	Oceanside, CA	—	9,476	11,394	5,000	9,476	16,394	25,870	(4,651)	1991 / 2024	2018
851 Lawrence Drive	Thousand Oaks, CA	—	6,717	—	13,504	6,717	13,504	20,221	(2,964)	1968 / 2021	2018
1581 North Main Street	Orange, CA	—	4,230	3,313	273	4,230	3,586	7,816	(1,161)	1994	2018
1580 West Carson Street	Long Beach, CA	—	5,252	2,496	2,254	5,252	4,750	10,002	(1,684)	1982 / 2018	2018
660 & 664 North Twin Oaks Valley Road	San Marcos, CA	—	6,307	6,573	444	6,307	7,017	13,324	(2,444)	1978 - 1988	2018
1190 Stanford Court	Anaheim, CA	—	3,583	2,430	432	3,583	2,862	6,445	(923)	1979	2018
5300 Sheila Street	Commerce, CA	—	90,568	54,086	236	90,568	54,322	144,890	(17,985)	1975	2018
15777 Gateway Circle	Tustin, CA	—	3,815	4,292	63	3,815	4,355	8,170	(1,339)	2005	2018
1998 Surveyor Avenue	Simi Valley, CA	—	3,670	2,263	4,918	3,670	7,181	10,851	(2,211)	2018	2018
3100 Fujita Street	Torrance, CA	—	7,723	5,649	1,983	7,723	7,632	15,355	(1,881)	1970	2018
4416 Azusa Canyon Road	Irwindale, CA	—	10,762	1,567	21,210	10,762	22,777	33,539	(4)	1956 / 2025	2018
1420 McKinley Avenue	Compton, CA	—	17,053	13,605	143	17,053	13,748	30,801	(4,368)	2017	2018
12154 Montague Street	Pacoima, CA	—	10,114	12,767	959	10,114	13,726	23,840	(3,960)	1974	2018
10747 Norwalk Boulevard	Santa Fe Springs, CA	—	5,646	4,966	2,323	5,646	7,289	12,935	(1,698)	1999	2018
29003 Avenue Sherman	Valencia, CA	—	3,094	6,467	1,826	3,094	8,293	11,387	(2,114)	2000 / 2019	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
16121 Carmenita Road	Cerritos, CA	—	10,013	3,279	4,378	10,013	7,657	17,670	(2,018)	1969/1983, 2020	2018
1332-1340 Rocky Point Drive	Oceanside, CA	—	1,196	1,915	286	1,196	2,201	3,397	(731)	2009 / 2019	2018
6131-6133 Innovation Way	Carlsbad, CA	—	10,545	11,859	587	10,545	12,446	22,991	(3,969)	2017	2018
263-321 Gardena Boulevard	Carson, CA	—	14,302	1,960	2,644	14,302	4,604	18,906	(942)	1977 - 1982 / 2024	2018
9200 Mason Avenue	Chatsworth, CA	—	4,887	4,080	2,885	4,887	6,965	11,852	(1,195)	1968	2018
9230 Mason Avenue	Chatsworth, CA	—	4,454	955	1,271	4,454	2,226	6,680	(422)	1974	2018
9250 Mason Avenue	Chatsworth, CA	—	4,034	2,464	687	4,034	3,151	7,185	(764)	1977	2018
9171 Oso Avenue	Chatsworth, CA	—	5,647	2,801	20	5,647	2,821	8,468	(904)	1980	2018
5593-5595 Fresca Drive	La Palma, CA	—	11,414	2,502	818	11,414	3,320	14,734	(1,121)	1973	2018
6100 Sheila Street	Commerce, CA	—	11,789	5,214	2,511	11,789	7,725	19,514	(2,467)	1960	2018
14421-14441 Bonelli Street	City of Industry, CA	—	12,191	7,489	361	12,191	7,850	20,041	(2,411)	1971	2018
12821 Knott Street	Garden Grove, CA	—	17,896	2,824	17,426	17,896	20,250	38,146	(2,593)	1971 / 2023	2019
28510 Industry Drive	Valencia, CA	—	2,395	5,466	128	2,395	5,594	7,989	(1,584)	2017	2019
Conejo Spectrum Business Park	Thousand Oaks, CA	—	38,877	64,721	2,257	38,877	66,978	105,855	(18,594)	2018 / 2020	2019
2455 Ash Street	Vista, CA	—	4,273	1,966	327	4,273	2,293	6,566	(910)	1990	2019
25413 Rye Canyon Road	Santa Clarita, CA	—	3,245	2,352	3,850	3,245	6,202	9,447	(1,319)	1981	2019
1515 15th Street	Los Angeles, CA	—	23,363	5,208	2,485	23,363	7,693	31,056	(1,988)	1977	2019
13890 Nelson Avenue	City of Industry, CA	—	25,642	14,616	402	25,642	15,018	40,660	(4,295)	1982	2019
445-449 Freedom Avenue	Orange, CA	—	9,084	8,286	650	9,084	8,936	18,020	(2,627)	1980	2019
980 Rancheros Drive	San Marcos, CA	—	2,901	4,245	346	2,901	4,591	7,492	(1,350)	1982	2019
1145 Arroyo Avenue	San Fernando, CA	—	19,556	9,567	1,638	19,556	11,205	30,761	(3,133)	1989	2019
1150 Aviation Place	San Fernando, CA	—	18,989	10,067	40	18,989	10,107	29,096	(3,182)	1989	2019
1175 Aviation Place	San Fernando, CA	—	12,367	4,858	3,613	12,367	8,471	20,838	(1,534)	1989 / 2025	2019
1245 Aviation Place	San Fernando, CA	—	16,407	9,572	143	16,407	9,715	26,122	(2,852)	1989	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
635 8th Street	San Fernando, CA	—	8,787	5,922	2,125	8,787	8,047	16,834	(1,887)	1989	2019
10015 Waples Court	San Diego, CA	—	12,280	9,198	5,463	12,280	14,661	26,941	(3,429)	1988 / 2020	2019
19100 Susana Road	Rancho Dominguez, CA	—	11,576	2,265	450	11,576	2,715	14,291	(1,033)	1956	2019
15385 Oxnard Street	Van Nuys, CA	—	11,782	5,212	235	11,782	5,447	17,229	(1,601)	1988	2019
9750-9770 San Fernando Road	Sun Valley, CA	—	6,718	543	223	6,718	766	7,484	(344)	1952	2019
218 S. Turnbull Canyon	City of Industry, CA	—	19,075	8,061	3,962	19,075	12,023	31,098	(2,687)	1999	2019
Limonite Ave. & Archibald Ave.	Eastvale, CA	—	23,848	—	31,704	23,848	31,704	55,552	(7,663)	2020	2019
3340 San Fernando Road	Los Angeles, CA	—	2,885	147	(115)	2,770	147	2,917	(119)	n/a	2019
5725 Eastgate Drive	San Diego, CA	—	6,543	1,732	332	6,543	2,064	8,607	(858)	1995	2019
18115 Main Street	Carson, CA	—	7,142	776	324	7,142	1,100	8,242	(388)	1988	2019
3150 Ana Street	Rancho Dominguez, CA	—	15,997	3,036	27	15,997	3,063	19,060	(967)	1957	2019
1402 Avenida Del Oro	Oceanside, CA	—	33,006	34,439	39	33,006	34,478	67,484	(10,039)	2016	2019
9607-9623 Imperial Highway	Downey, CA	—	9,766	865	2,291	9,766	3,156	12,922	(964)	1974	2019
12200 Bellflower Boulevard	Downey, CA	—	14,960	2,057	425	14,960	2,482	17,442	(855)	1955	2019
Storm Parkway	Torrance, CA	—	42,178	21,987	6,696	42,178	28,683	70,861	(6,440)	1982 - 2008 / 2024	2019
2328 Teller Road	Newbury Park, CA	—	8,330	14,304	2,316	8,330	16,620	24,950	(4,658)	1970 / 2018	2019
6277-6289 Slauson Avenue	Commerce, CA	—	27,809	11,454	3,118	27,809	14,572	42,381	(3,795)	1962 - 1977	2019
750 Manville Street	Compton, CA	—	8,283	2,784	652	8,283	3,436	11,719	(997)	1977	2019
8985 Crestmar Point	San Diego, CA	—	6,990	1,350	6,632	6,990	7,982	14,972	(624)	1988 / 2025	2019
404-430 Berry Way	Brea, CA	—	21,047	4,566	69	19,315	6,367	25,682	—	1964 - 1967	2019
415-435 Motor Avenue	Azusa, CA	—	7,364	—	10,971	7,364	10,971	18,335	(1,744)	1956 / 2022	2019
508 East E Street	Wilmington, CA	—	10,742	4,380	(4,380)	10,742	—	10,742	—	1988 / 2024	2019
12752-12822 Monarch Street	Garden Grove, CA	—	29,404	4,262	23,457	29,404	27,719	57,123	(4,167)	1971 / 2023	2019
1601 Mission Blvd.	Pomona, CA	—	67,623	18,962	5,186	67,623	24,148	91,771	(6,614)	1952	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
2757 Del Amo Blvd.	Rancho Dominguez, CA	—	10,035	2,073	584	10,035	2,657	12,692	(916)	1967	2019
18250 Euclid Street	Fountain Valley, CA	—	11,116	3,201	23	11,116	3,224	14,340	(895)	1974	2019
701-751 Kingshill Place	Carson, CA	6,715	23,016	10,344	4,576	23,016	14,920	37,936	(3,621)	1979 / 2020	2020
2601-2641 Manhattan Beach Blvd	Redondo Beach, CA	—	30,333	9,427	6,312	30,333	15,739	46,072	(4,311)	1978	2020
2410-2420 Santa Fe Avenue	Redondo Beach, CA	10,300	24,310	13,128	6	24,310	13,134	37,444	(3,228)	1977	2020
11600 Los Nietos Road	Santa Fe Springs, CA	—	12,033	4,666	6,307	12,033	10,973	23,006	(1,278)	1976 / 2022	2020
5160 Richton Street	Montclair, CA	—	7,199	8,203	1,245	7,199	9,448	16,647	(2,368)	2004	2020
2205 126th Street	Hawthorne, CA	5,200	11,407	6,834	1,406	11,407	8,240	19,647	(2,364)	1998	2020
11832-11954 La Cienega Blvd	Hawthorne, CA	3,688	13,625	5,721	1,257	13,625	6,978	20,603	(2,130)	1999	2020
7612-7642 Woodwind Drive	Huntington Beach, CA	—	10,634	2,901	942	10,634	3,843	14,477	(968)	2001	2020
960-970 Knox Street	Torrance, CA	—	7,324	2,380	1,227	7,324	3,607	10,931	(1,342)	1976	2020
25781 Atlantic Ocean Drive	Lake Forest, CA	—	4,358	1,067	846	4,358	1,913	6,271	(450)	1996	2020
720-750 Vernon Avenue	Azusa, CA	—	14,088	1,638	4	14,088	1,642	15,730	(700)	1950	2020
6687 Flotilla Street	Commerce, CA	—	14,501	6,053	627	14,501	6,680	21,181	(1,626)	1956	2020
22895 Eastpark Drive	Yorba Linda, CA	—	5,337	1,370	199	5,337	1,569	6,906	(481)	1986	2020
8745-8775 Production Avenue	San Diego, CA	—	6,471	1,551	2,014	6,471	3,565	10,036	(1,067)	1974 / 2021	2020
15850 Slover Avenue	Fontana, CA	—	3,634	6,452	55	3,634	6,507	10,141	(1,410)	2020	2020
15650-15700 Avalon Blvd	Los Angeles, CA	—	22,353	5,988	9,208	22,353	15,196	37,549	(1,800)	1962 - 1978 / 2022	2020
11308-11350 Penrose Street	Sun Valley, CA	—	15,884	11,169	5,184	15,884	16,353	32,237	(3,099)	1974 / 2024	2020
11076-11078 Fleetwood Street	Sun Valley, CA	—	3,217	1,446	1,404	3,217	2,850	6,067	(587)	1974	2020
12133 Greenstone Avenue	Santa Fe Springs, CA	—	5,900	891	7,408	5,900	8,299	14,199	(1,119)	1967 / 2023	2020
12772 San Fernando Road	Sylmar, CA	—	17,302	3,832	22,310	17,302	26,142	43,444	(21)	1964 / 2013 / 2025	2020
15601 Avalon Blvd	Los Angeles, CA	—	15,776	—	13,873	15,776	13,873	29,649	(1,873)	1984 / 2023	2020
Gateway Pointe	Whittier, CA	—	132,659	154,250	1,777	132,659	156,027	288,686	(31,074)	2005 - 2006	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
13943-13955 Balboa Blvd	Sylmar, CA	13,814	26,795	18,484	2,144	26,795	20,628	47,423	(4,539)	2000	2020
Van Nuys Airport Industrial Center	Van Nuys, CA	—	91,894	58,625	12,865	91,894	71,490	163,384	(13,711)	1961 - 2007	2020
4039 State Street	Montclair, CA	—	12,829	15,485	124	12,829	15,609	28,438	(3,281)	2020	2020
10156 Live Oak Avenue	Fontana, CA	—	19,779	27,186	965	19,779	28,151	47,930	(5,969)	2020	2020
10694 Tamarind Avenue	Fontana, CA	—	8,878	12,325	190	8,878	12,515	21,393	(2,568)	2020	2020
2520 Baseline Road	Rialto, CA	—	12,513	16,377	185	12,513	16,562	29,075	(3,366)	2020	2020
12211 Greenstone Avenue	Santa Fe Springs, CA	—	15,729	1,636	46	15,729	1,682	17,411	(682)	N/A	2020
East 27th Street	Los Angeles, CA	—	40,332	21,842	9,072	40,332	30,914	71,246	(5,060)	1961 - 2004 / 2024	2020
2750 Alameda Street	Los Angeles, CA	—	24,644	5,771	2,284	24,644	8,055	32,699	(1,934)	1961 - 1980	2020
29010 Avenue Paine	Valencia, CA	—	7,401	8,168	1,790	7,401	9,958	17,359	(1,978)	2000	2020
29010 Commerce Center Drive	Valencia, CA	—	10,499	13,832	65	10,499	13,897	24,396	(2,803)	2002	2020
13369 Valley Blvd	Fontana, CA	—	9,675	10,393	1,023	9,675	11,416	21,091	(2,356)	2005	2020
6635 Caballero Blvd	Buena Park, CA	—	14,288	7,919	615	14,288	8,534	22,822	(1,753)	2003	2020
1235 South Lewis Street	Anaheim, CA	—	16,984	1,519	1,997	16,984	3,516	20,500	(792)	1956 / 2022	2020
15010 Don Julian Road	City of Industry, CA	—	24,017	—	41,944	24,017	41,944	65,961	(5)	1963 / 2025	2021
5002-5018 Lindsay Court	Chino, CA	—	6,996	5,658	1,925	6,996	7,583	14,579	(1,515)	1986	2021
514 East C Street	Los Angeles, CA	—	9,114	1,205	4	9,114	1,209	10,323	(342)	2019	2021
17907 Figueroa Street	Los Angeles, CA	—	18,065	1,829	19,898	18,065	21,727	39,792	(210)	1954 - 1960 / 2025	2021
7817 Woodley Avenue	Van Nuys, CA	2,609	5,496	4,615	208	5,496	4,823	10,319	(928)	1960	2021
8888-8992 Balboa Avenue	San Diego, CA	—	20,033	—	26,466	20,033	26,466	46,499	(1,241)	1967 / 2024	2021
9920-10020 Pioneer Blvd	Santa Fe Springs, CA	—	21,345	2,118	34,832	21,345	36,950	58,295	(1,734)	1973 - 1978 / 2024	2021
6655 East 26th Street	Commerce, CA	—	5,195	1,780	570	5,195	2,350	7,545	(491)	1965	2021
560 Main Street	Orange, CA	—	2,660	432	476	2,660	908	3,568	(237)	1973	2021
4225 Etiwanda Avenue	Jurupa Valley, CA	—	16,287	15,537	1,618	16,287	17,155	33,442	(3,268)	1998	2021
12118 Bloomfield Avenue	Santa Fe Springs, CA	—	16,809	—	24,484	16,809	24,484	41,293	(4)	1955 / 2025	2021
256 Alondra Blvd	Carson, CA	—	10,377	371	250	10,377	621	10,998	(285)	1954	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
19007 Reyes Avenue	Rancho Dominguez, CA	—	16,673	—	2,329	16,673	2,329	19,002	(312)	1969 / 2021	2021
19431 Santa Fe Avenue	Rancho Dominguez, CA	—	10,066	638	2,817	10,066	3,455	13,521	(438)	1963 / 2023	2021
4621 Guasti Road	Ontario, CA	—	8,198	5,231	507	8,198	5,738	13,936	(1,181)	1988	2021
12838 Saticoy Street	North Hollywood, CA	—	25,550	2,185	—	25,550	2,185	27,735	(777)	1954	2021
19951 Mariner Avenue	Torrance, CA	—	17,009	7,674	(2,373)	17,009	5,301	22,310	(825)	1986	2021
2425-2535 East 12th Street	Los Angeles, CA	—	48,409	40,756	10,655	48,409	51,411	99,820	(8,528)	1988	2021
29120 Commerce Center Drive	Valencia, CA	—	11,121	15,799	3,671	11,121	19,470	30,591	(3,196)	2002 / 2025	2021
20304 Alameda Street	Rancho Dominguez, CA	—	11,987	1,663	85	11,987	1,748	13,735	(478)	1974	2021
4181 Ruffin Road	San Diego, CA	—	30,395	3,530	1,498	30,395	5,028	35,423	(1,454)	1987	2021
12017 Greenstone Avenue	Santa Fe Springs, CA	—	13,408	205	4,422	13,408	4,627	18,035	(357)	n/a	2021
1901 Via Burton	Fullerton, CA	—	24,461	—	24,224	24,461	24,224	48,685	(1,348)	1960 / 2024	2021
1555 Cucamonga Avenue	Ontario, CA	—	20,153	2,134	343	20,153	2,477	22,630	(854)	1973	2021
1800 Lomita Blvd	Wilmington, CA	—	89,711	542	360	89,711	902	90,613	(442)	n/a	2021
8240 Haskell Avenue	Van Nuys, CA	—	4,822	3,682	—	4,822	3,682	8,504	(529)	1962 - 1964 / 2023	2021
3100 Lomita Blvd	Torrance, CA	—	124,313	65,282	(115)	124,313	65,167	189,480	(16,159)	1967 - 1998	2021
2401-2421 Glassell Street	Orange, CA	—	54,554	16,599	(2,825)	54,554	13,774	68,328	(2,386)	1987	2021
2390-2444 American Way	Orange, CA	—	17,214	—	21,734	17,214	21,734	38,948	(1,324)	2024	2021
500 Dupont Avenue	Ontario, CA	—	36,810	26,489	13,776	36,810	40,265	77,075	(2,771)	1987 / 2024	2021
1801 St Andrew Place	Santa Ana, CA	—	75,978	24,522	2,735	75,978	27,257	103,235	(7,225)	1987	2021
5772 Jurupa Street	Ontario, CA	—	36,590	20,010	55	36,590	20,065	56,655	(3,785)	1992	2021
2500 Victoria Street	Los Angeles, CA	—	232,902	—	—	232,902	—	232,902	—	n/a	2021
1010 Belmont Street	Ontario, CA	—	9,078	5,751	395	9,078	6,146	15,224	(1,050)	1987	2021
21515 Western Avenue	Torrance, CA	—	19,280	—	24,139	19,280	24,139	43,419	(150)	1991 / 2025	2021
12027 Greenstone Avenue	Santa Fe Springs, CA	—	8,952	469	726	8,952	1,195	10,147	(207)	1975	2021
6027 Eastern Avenue	Commerce, CA	—	23,494	—	28,110	23,494	28,110	51,604	(172)	1946 / 2025	2021
340-344 Bonnie Circle	Corona, CA	—	18,044	9,506	660	18,044	10,166	28,210	(1,783)	1994	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
14100 Vine Place	Cerritos, CA	—	40,458	8,660	3,947	40,458	12,607	53,065	(2,271)	1979 / 2022	2021
2280 Ward Avenue	Simi Valley, CA	—	23,301	24,832	1,193	23,301	26,025	49,326	(4,698)	1995	2021
20481 Crescent Bay Drive	Lake Forest, CA	—	16,164	6,054	3	16,164	6,057	22,221	(1,145)	1996	2021
334 El Encanto Road	City of Industry, CA	—	9,227	1,272	241	9,227	1,513	10,740	(348)	1960	2021
17031-17037 Green Drive	City of Industry, CA	—	10,781	3,302	851	10,781	4,153	14,934	(868)	1968 / 2024	2021
13512 Marlay Avenue	Fontana, CA	—	37,018	15,365	218	37,018	15,583	52,601	(2,941)	1960	2021
14940 Proctor Road	City of Industry, CA	—	28,861	—	25,409	28,861	25,409	54,270	(9)	1962	2021
2800 Casitas Avenue	Los Angeles, CA	—	33,154	10,833	9,887	33,154	20,720	53,874	(2,303)	1999 / 2023	2021
4240 190th Street	Torrance, CA	—	67,982	9,882	212	67,982	10,094	78,076	(2,049)	1966	2021
2391-2393 Bateman Avenue	Irwindale, CA	—	13,363	9,811	112	13,363	9,923	23,286	(1,562)	2005	2021
1168 Sherborn Street	Corona, CA	—	13,747	9,796	7	13,747	9,803	23,550	(1,555)	2004	2021
3071 Coronado Street	Anaheim, CA	—	29,862	—	17,759	29,862	17,759	47,621	(1,383)	1973 / 2024	2021
8911 Aviation Blvd	Los Angeles, CA	—	27,138	4,780	643	27,138	5,423	32,561	(1,113)	1971	2021
1020 Bixby Drive	City of Industry, CA	—	10,067	6,046	3,264	10,067	9,310	19,377	(907)	1977 / 2024	2021
444 Quay Avenue	Los Angeles, CA	—	10,926	—	9,931	10,926	9,931	20,857	(831)	1992 / 2024	2022
18455 Figueroa Street	Los Angeles, CA	—	57,186	7,420	(29,706)	31,275	3,625	34,900	—	1978	2022
24903 Avenue Kearny	Santa Clarita, CA	—	22,468	34,074	325	22,468	34,399	56,867	(5,345)	1988	2022
19475 Gramercy Place	Torrance, CA	—	9,753	1,678	1,733	9,753	3,411	13,164	(555)	1982 / 2022	2022
14005 Live Oak Avenue	Irwindale, CA	—	20,387	4,324	(10,211)	12,432	2,068	14,500	—	1992	2022
13700-13738 Slover Avenue	Fontana, CA	—	14,457	—	18	13,779	696	14,475	—	1982	2022
Meggitt Simi Valley	Simi Valley, CA	—	32,102	26,338	—	32,102	26,338	58,440	(4,195)	1984 / 2005	2022
21415-21605 Plummer Street	Chatsworth, CA	—	33,119	4,724	1,623	33,119	6,347	39,466	(1,572)	1986	2022
1501-1545 Rio Vista Avenue	Los Angeles, CA	—	16,138	11,951	874	16,138	12,825	28,963	(2,121)	2003	2022
17011-17027 Central Avenue	Carson, CA	—	22,235	8,241	—	22,235	8,241	30,476	(1,278)	1979	2022
2843 Benet Road	Oceanside, CA	—	3,459	11,559	—	3,459	11,559	15,018	(1,662)	1987	2022
14243 Bessemer Street	Van Nuys, CA	—	5,229	1,807	—	5,229	1,807	7,036	(292)	1987	2022
2970 East 50th Street	Vernon, CA	—	—	6,082	—	—	6,082	6,082	(921)	1949	2022

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
19900 Plummer Street	Chatsworth, CA	—	13,845	890	16,852	13,845	17,742	31,587	(2)	1983 / 2025	2022
Long Beach Business Park	Long Beach, CA	—	21,664	2,960	1,325	21,664	4,285	25,949	(929)	1973 - 1976	2022
13711 Freeway Drive	Santa Fe Springs, CA	—	34,175	892	(16,717)	16,498	1,852	18,350	—	1963	2022
6245 Providence Way	Eastvale, CA	—	6,075	3,777	145	6,075	3,922	9,997	(648)	2018	2022
7815 Van Nuys Blvd	Panorama City, CA	—	19,837	6,450	110	19,837	6,560	26,397	(40)	1960	2022
13535 Larwin Circle	Santa Fe Springs, CA	—	14,580	2,750	101	14,580	2,851	17,431	(533)	1987	2022
1154 Holt Blvd	Ontario, CA	—	7,222	7,009	19	7,222	7,028	14,250	(991)	2021	2022
900-920 Allen Avenue	Glendale, CA	—	20,499	6,176	250	20,499	6,426	26,925	(1,109)	1942 - 1995	2022
1550-1600 Champagne Avenue	Ontario, CA	—	29,768	19,702	1,102	29,768	20,804	50,572	(3,042)	1989	2022
10131 Banana Avenue	Fontana, CA	—	25,795	1,248	607	25,795	1,855	27,650	(548)	n/a	2022
2020 Central Avenue	Compton, CA	—	11,402	676	52	11,402	728	12,130	(240)	1972	2022
14200-14220 Arminta Street	Panorama, CA	—	50,184	33,691	30	50,184	33,721	83,905	(4,915)	2006	2022
1172 Holt Blvd	Ontario, CA	—	9,439	8,504	90	9,439	8,594	18,033	(1,249)	2021	2022
1500 Raymond Avenue	Fullerton, CA	—	46,117	—	32,152	46,117	32,152	78,269	—	2025	2022
2400 Marine Avenue	Redondo Beach, CA	—	21,686	7,290	526	21,686	7,816	29,502	(1,255)	1964	2022
14434-14527 San Pedro Street	Los Angeles, CA	—	50,239	1,985	21,825	50,239	23,810	74,049	(107)	1971 / 2025	2022
20900 Normandie Avenue	Torrance, CA	—	26,136	13,942	2,290	26,136	16,232	42,368	(2,154)	2001	2022
15771 Red Hill Avenue	Tustin, CA	—	31,853	8,431	897	31,853	9,328	41,181	(2,103)	1979 / 2016	2022
14350 Arminta Street	Panorama City, CA	—	5,715	2,880	793	5,715	3,673	9,388	(437)	2006	2022
29125 Avenue Paine	Valencia, CA	—	20,388	24,125	4,901	20,388	29,026	49,414	(3,823)	2006 / 2025	2022
3935-3949 Heritage Oak Court	Simi Valley, CA	—	23,693	33,149	6,213	23,693	39,362	63,055	(4,773)	1999 / 2025	2022
620 Anaheim Street	Los Angeles, CA	—	15,550	2,230	736	15,550	2,966	18,516	(467)	1984	2022
400 Rosecrans Avenue	Gardena, CA	—	8,642	—	439	8,642	439	9,081	—	1967	2022
3547-3555 Voyager Street	Torrance, CA	—	19,809	924	9,359	19,809	10,283	30,092	(48)	1986	2022
6996-7044 Bandini Blvd	Commerce, CA	—	39,403	1,574	—	39,403	1,574	40,977	(356)	1968	2022
4325 Etiwanda Avenue	Jurupa Valley, CA	—	31,286	18,730	3,077	31,286	21,807	53,093	(2,696)	1998	2022
Merge-West	Eastvale, CA	—	251,443	206,055	1,674	251,443	207,729	459,172	(27,943)	2022	2022
6000-6052 & 6027-6029 Bandini Blvd	Commerce, CA	—	69,162	25,490	754	69,162	26,244	95,406	(3,938)	2016	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances		Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
3901 Via Oro Avenue	Long Beach, CA	—		18,519	953	(9,222)	9,360	890	10,250	—	1983	2022
15650 Don Julian Road	City of Industry, CA	—		9,867	5,818	824	9,867	6,642	16,509	(929)	2003	2022
15700 Don Julian Road	City of Industry, CA	—		10,252	5,996	574	10,252	6,570	16,822	(949)	2001	2022
17000 Gale Avenue	City of Industry, CA	—		7,190	4,929	609	7,190	5,538	12,728	(808)	2008	2022
17909 & 17929 Susana Road	Compton, CA	—		26,786	—	1,744	26,786	1,744	28,530	(3)	1970 - 1973	2022
2880 Ana Street	Rancho Dominguez, CA	—		34,987	—	6,720	34,987	6,720	41,707	(385)	1970 / 2024	2022
920 Pacific Coast Highway	Wilmington, CA	—		80,121	21,516	282	80,121	21,798	101,919	(2,863)	1954	2022
21022 & 21034 Figueroa Street	Carson, CA	—		15,551	8,871	1,149	15,551	10,020	25,571	(1,248)	2002	2022
13301 Main Street	Los Angeles, CA	—		40,434	11,915	14	40,434	11,929	52,363	(1,578)	1989	2022
20851 Currier Road	City of Industry, CA	—	(3)	12,549	9,471	2,667	12,549	12,138	24,687	(1,251)	1999 / 2023	2022
3131 Harcourt Street & 18031 Susana Road	Compton, CA	—		26,268	1,419	11,886	26,268	13,305	39,573	(143)	1970 / 2025	2022
14400 Figueroa Street	Los Angeles, CA	—		43,929	6,011	9,729	43,929	15,740	59,669	(84)	1967	2022
2130-2140 Del Amo Blvd	Carson, CA	—		35,494	5,246	1,206	35,494	6,452	41,946	(934)	1980	2022
19145 Gramercy Place	Torrance, CA	—		32,965	5,894	—	32,965	5,894	38,859	(1,131)	1977	2022
20455 Reeves Avenue	Carson, CA	—		40,291	6,050	419	40,291	6,469	46,760	(971)	1982	2022
14874 Jurupa Avenue	Fontana, CA	—		29,738	29,627	23	29,738	29,650	59,388	(3,417)	2019	2022
10660 Mulberry Avenue	Fontana, CA	—		8,744	3,024	469	8,744	3,493	12,237	(476)	1990	2022
755 Trademark Circle	Corona, CA	—		5,685	4,910	20	5,685	4,930	10,615	(600)	2001	2022
4500 Azusa Canyon Road	Irwindale, CA	—		35,173	4,991	738	35,173	5,729	40,902	(923)	1950	2022
7817 Haskell Avenue	Van Nuys, CA	—		10,565	976	46	10,565	1,022	11,587	(255)	1960	2022
16752 Armstrong Avenue	Irvine, CA	—		29,662	8,699	60	29,662	8,759	38,421	(2,188)	1970/2012	2023
10545 Production Avenue	Fontana, CA	—		215,378	149,927	99	215,378	150,026	365,404	(17,299)	2006	2023
3520 Challenger Street	Torrance, CA	—		11,616	1,859	8	11,616	1,867	13,483	(669)	1990	2023
9000 Airport Blvd	Los Angeles, CA	—		139,564	4,976	2,882	139,564	7,858	147,422	(1,306)	1981	2023
9223 Balboa Avenue	San Diego, CA	—		50,919	97,621	9	50,919	97,630	148,549	(10,438)	2020	2023
9323 Balboa Avenue	San Diego, CA	—		27,254	—	2,167	27,254	2,167	29,421	(23)	1978-1980	2023
4285 Ponderosa Avenue	San Diego, CA	—		16,495	8,207	7	16,495	8,214	24,709	(981)	1969	2023

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
13925 Benson Avenue	Chino, CA	—	26,442	1,446	1,070	26,442	2,516	28,958	(319)	1989	2023
19301 Santa Fe Avenue	Rancho Dominguez, CA	—	14,899	—	7,124	14,899	7,124	22,023	(1)	1954 / 1989, 2025	2023
2395-2399 Bateman Avenue	Irwindale, CA	—	28,663	12,964	4,707	28,663	17,671	46,334	(1,838)	2022	2023
27712 & 27756 Avenue Mentry	Santa Clarita, CA	—	20,084	36,540	24	20,084	36,564	56,648	(3,414)	1988	2023
422 Rosecrans Avenue	Gardena, CA	—	3,067	—	—	3,067	—	3,067	—	1968	2023
14650 Hoover Street	Westminster, CA	—	13,814	8,721	880	13,814	9,601	23,415	(881)	2001	2023
5630 Cerritos Avenue	Cypress, CA	—	16,635	6,103	4	16,635	6,107	22,742	(663)	1989	2023
9400-9500 Santa Fe Springs Road	Santa Fe Springs, CA	—	132,157	67,189	1,608	132,157	68,797	200,954	(6,667)	1980/1990	2023
2500 Thompson Street	Long Beach, CA	—	19,567	5,268	16	19,567	5,284	24,851	(622)	1970	2023
15801 West 1st Street	Irwindale, CA	—	142,497	31,453	—	142,497	31,453	173,950	(3,489)	1977/1980	2023
600-708 Vermont Avenue	Anaheim, CA	—	57,394	—	(16,394)	39,988	1,012	41,000	—	1960	2023
11234 Rush Street	South El Monte, CA	—	12,737	—	18,024	12,737	18,024	30,761	—	1960	2023
5000 & 5010 Azusa Canyon Rd	Irwindale, CA	—	44,779	34,691	284	44,779	34,975	79,754	(2,790)	2022	2024
9028 Dice Road	Santa Fe Springs, CA	—	40,265	7,629	4	40,265	7,633	47,898	(696)	1978	2024
1217 Saint Gertrude Place	Santa Ana, CA	—	21,996	3,423	4	21,996	3,427	25,423	(414)	1961	2024
9140 Lurline Avenue	Chatsworth, CA	—	34,508	10,743	4	34,508	10,747	45,255	(952)	1974	2024
1500 Walnut Avenue	Fullerton, CA	—	28,672	17,014	(192)	28,672	16,822	45,494	(1,175)	2022	2024
4141 Palm Street	Fullerton, CA	—	19,494	2,563	379	19,494	2,942	22,436	(336)	1981	2024
14407 Alondra Blvd	La Mirada, CA	—	44,554	27,470	213	44,554	27,683	72,237	(2,041)	1976	2024
7149 Fair Avenue	North Hollywood, CA	—	7,420	2,706	279	7,420	2,985	10,405	(235)	1969	2024
7119 Fair Avenue	North Hollywood, CA	—	3,846	2,350	121	3,846	2,471	6,317	(176)	1969	2024
7118 Fair Avenue	North Hollywood, CA	—	3,779	2,626	16	3,779	2,642	6,421	(198)	1969	2024
7103 Fair Avenue	North Hollywood, CA	—	3,513	1,610	407	3,513	2,017	5,530	(131)	1969	2024
7101 Fair Avenue	North Hollywood, CA	—	6,655	3,319	62	6,655	3,381	10,036	(257)	1969	2024

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
7100 Fair Avenue	North Hollywood, CA	—	3,864	1,488	—	3,864	1,488	5,352	(127)	1969	2024
11166 Gault Street	North Hollywood, CA	—	3,967	1,845	689	3,967	2,534	6,501	(165)	1970	2024
11150 Gault Way	North Hollywood, CA	—	3,807	2,212	1,006	3,807	3,218	7,025	(175)	1970	2024
11128 Gault Street	North Hollywood, CA	—	6,657	2,754	14	6,657	2,768	9,425	(232)	1970	2024
7100 Case Avenue	North Hollywood, CA	—	6,753	4,030	98	6,753	4,128	10,881	(308)	1970	2024
7121 Case Avenue	North Hollywood, CA	—	3,768	2,171	32	3,768	2,203	5,971	(166)	1969	2024
11120 Sherman Way	Sun Valley, CA	—	6,100	2,582	4	6,100	2,586	8,686	(218)	1970	2024
11130 Sherman Way	Sun Valley, CA	—	5,125	1,953	5	5,125	1,958	7,083	(168)	1969	2024
11156 Sherman Way	Sun Valley, CA	—	5,865	2,216	34	5,865	2,250	8,115	(193)	1969	2024
7101 Case Avenue	North Hollywood, CA	—	4,012	1,334	1,486	4,012	2,820	6,832	(120)	1969	2024
25172 Arctic Ocean Drive	Lake Forest, CA	—	12,744	2,227	217	12,744	2,444	15,188	(236)	1998	2024
20512 Crescent Bay	Lake Forest, CA	—	7,140	1,723	204	7,140	1,927	9,067	(175)	1998	2024
20492 Crescent Bay	Lake Forest, CA	—	11,561	2,819	1,227	11,561	4,046	15,607	(270)	1998	2024
20472 Crescent Bay	Lake Forest, CA	—	7,640	1,929	250	7,640	2,179	9,819	(196)	1998	2024
20532 Crescent Bay	Lake Forest, CA	—	5,991	1,102	169	5,991	1,271	7,262	(146)	1998	2024
1212 Howell Avenue	Anaheim, CA	—	6,503	1,119	120	6,503	1,239	7,742	(112)	1992	2024
1222 Howell Avenue	Anaheim, CA	—	20,529	4,781	689	20,529	5,470	25,999	(445)	1968	2024
200 Boysenberry Lane	Placentia, CA	—	52,847	8,160	3	52,847	8,163	61,010	(775)	1985	2024
10712-10748 Bloomfield Avenue	Santa Fe Springs, CA	—	16,882	3,754	326	16,882	4,080	20,962	(405)	1990	2024
12932-12958 Midway Place	Cerritos, CA	—	35,276	15,012	139	35,276	15,151	50,427	(1,223)	1980	2024
2910 Pacific Commerce Drive East	Rancho Dominguez, CA	—	40,056	6,333	47	40,056	6,380	46,436	(631)	1985	2024

			Initial Cost		Costs Capitalized Subsequent to Acquisition(1)	Gross Amounts at Which Carried at Close of Period
Property Address	Location	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Build / Year Renovated	Year Acquired
1715 West 132nd Street	Gardena, CA	—	4,677	727	946	4,677	1,673	6,350	(85)	1971	2024
4115 Schaefer Avenue	Chino, CA	—	5,150	3,200	74	5,150	3,274	8,424	(267)	2001	2024
437 Baldwin Park Blvd	La Puente, CA	—	13,507	6,283	11	13,507	6,294	19,801	(500)	1977	2024
433 Baldwin Park Blvd	La Puente, CA	—	19,230	8,341	31	19,230	8,372	27,602	(673)	1977	2024
421 Baldwin Park Blvd	La Puente, CA	—	8,648	2,758	128	8,648	2,886	11,534	(238)	1977	2024
17705-17709 Valley Blvd	City of Industry, CA	—	6,981	3,152	266	6,981	3,418	10,399	(238)	1985	2024
630-634 Hambledon Avenue	City of Industry, CA	—	8,254	3,808	283	8,254	4,091	12,345	(302)	1985	2024
620-628 Hambledon Avenue	City of Industry, CA	—	8,523	3,830	438	8,523	4,268	12,791	(320)	1985	2024
17755 Valley Blvd	City of Industry, CA	—	6,544	3,193	945	6,544	4,138	10,682	(300)	1985	2024
17745-17749 Valley Blvd	City of Industry, CA	—	7,820	1,833	828	7,820	2,661	10,481	(265)	1985	2024
14680-14700 Alondra Blvd	La Mirada, CA	—	25,484	8,160	14	25,484	8,174	33,658	(666)	1977	2024
14720-14750 Alondra Blvd	La Mirada, CA	—	26,285	10,224	18	26,285	10,242	36,527	(810)	1977	2024
14730-14750 Northam Street	La Mirada, CA	—	17,860	6,754	20	17,860	6,774	24,634	(545)	1977	2024
14725 Northam Street	La Mirada, CA	—	20,039	8,182	161	20,039	8,343	28,382	(647)	1978	2024
14647-14667 Northam Street	La Mirada, CA	—	35,429	19,776	2,455	35,429	22,231	57,660	(1,412)	1978	2024
14710 Northam Street	La Mirada, CA	—	11,706	2,822	1	11,706	2,823	14,529	(224)	1979	2024
4422 Airport Drive	Ontario, CA	—	14,507	9,868	628	14,507	10,496	25,003	(763)	1978	2024
1901 Rosslynn Avenue	Fullerton, CA	—	57,830	30,705	8	57,830	30,713	88,543	(2,225)	1989	2024
16203-16233 Arrow Highway	Irwindale, CA	—	20,253	24,912	(52)	20,253	24,860	45,113	(3,425)	2022	2024
950 West 190th Street	Los Angeles, CA	—	41,757	—	1,339	41,757	1,339	43,096	(9)	1980	2024
12900 Alondra Blvd	Cerritos, CA	—	14,581	4,414	11	14,581	4,425	19,006	(282)	1977	2024
13201 Dahlia Street	Fontana, CA	—	39,792	28,135	1,516	39,792	29,651	69,443	(1,556)	1989	2024
2501 Rosecrans Avenue	Compton, CA	—	79,265	50,632	1,373	79,265	52,005	131,270	(2,163)	1987	2024
Investments in real estate		$43,649	$7,772,975	$3,879,275	$1,364,391	$7,689,921	$5,326,720	$13,016,641	$(1,165,792)
Note: As of December 31, 2025, the aggregate cost for federal income tax purposes of our investments in real estate was approximately $12.4 billion.

(1)“Costs capitalized subsequent to acquisition” reflects capital expenditures, development costs, impairment write-downs, and write-offs of fully depreciated assets.
(2)The depreciable life for buildings and improvements typically ranges from 10-30 years for buildings, 5-25 years for site improvements, and the shorter of the estimated useful life or respective lease term for tenant improvements.
(3)As of December 31, 2025, these six properties secure the $60 Million Term Loan.
(4)Safari Business Park consists of 16 buildings with the following addresses: 1845, 1885, 1901-1957 and 2037-2077 Vineyard Avenue; 1906-1946 and 2048-2058 Cedar Street; 1900-1956, 1901-1907, 1911-1951, 2010-2020 and 2030-2071 Lynx Place; 1810, 1840-1898, 1910-1960 and 2030-2050 Carlos Avenue; 2010-2057 and 2060-2084 Francis Street.

    The following tables reconcile the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2023 to December 31, 2025 (in thousands):

	Year Ended December 31,
Total Real Estate Held for Investment	2025	2024	2023
Balance, beginning of year	$12,956,316	$11,156,394	$9,470,387
Acquisition of investment in real estate	—	1,450,087	1,419,817
Construction costs and improvements	304,927	386,501	293,850
Disposition of investment in real estate	(119,201)	(25,975)	(11,360)
Impairment of real estate	(89,097)	—	—
Impairment-related reduction of investment in real estate cost	(5,389)	—	—
Write-off of fully depreciated assets	(30,915)	(10,691)	(16,300)
Balance, end of year	$13,016,641	$12,956,316	$11,156,394

	Year Ended December 31,
Accumulated Depreciation	2025	2024	2023
Balance, beginning of year	$(977,133)	$(782,461)	$(614,332)
Depreciation of investment in real estate	(243,095)	(208,372)	(187,722)
Disposition of investment in real estate	18,132	3,009	3,293
Impairment-related adjustment to accumulated depreciation	5,389	—	—
Write-off of fully depreciated assets	30,915	10,691	16,300
Balance, end of year	$(1,165,792)	$(977,133)	$(782,461)

REXFORD INDUSTRIAL REALTY, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2025
(Dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage Loan:
Industrial development site in California	7.50%	(2)	10/26/2028	(3)	None	$125,000	$123,704	$—
						$125,000	$123,704	$—
(1)The cost for federal income tax purposes was $125.0 million as of December 31, 2025.
(2)The loan has an effective interest rate of 8.0% including the impact of loan origination costs and fees.
(3)Interest is due monthly and principal is due at the maturity date.

The following table reconciles the carrying value of mortgage loans on real estate from January 1, 2023 to December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$123,244	$122,784	$—
Additions during period:
New loan originated	—	—	125,000
Amortization of net deferred origination fees	460	460	84
Deductions during period:
Deferred loan origination fees, net	—	—	(2,300)
Balance, end of year	$123,704	$123,244	$122,784