Form 10-Q
period 2026-03-31
Rexford Industrial Realty, Inc.
filed 2026-04-28
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at April 24, 2026 was 225,718,119.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Land	$7,562,694	$7,689,921
Buildings and improvements	4,821,492	4,677,318
Tenant improvements	205,656	198,161
Furniture, fixtures and equipment	132	132
Construction in progress	327,029	451,109
Total real estate held for investment	12,917,003	13,016,641
Accumulated depreciation	(1,219,932)	(1,165,792)
Investments in real estate, net	11,697,071	11,850,849
Cash and cash equivalents	51,714	165,778
Loan receivable, net	123,819	123,704
Rents and other receivables, net	11,962	13,958
Deferred rent receivable, net	205,398	190,376
Deferred leasing costs, net	92,022	87,745
Deferred loan costs, net	6,382	6,886
Acquired lease intangible assets, net	130,045	140,627
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	4,562	2,025
Other assets	20,500	25,609
Assets associated with real estate held for sale	48,761	—
Total Assets	$12,397,392	$12,612,713
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,247,451	$3,251,909
Interest rate swap liability	9	829
Accounts payable, accrued expenses and other liabilities	125,007	120,849
Dividends and distributions payable	102,418	103,399
Acquired lease intangible liabilities, net	110,914	116,487
Tenant security deposits	95,219	92,444
Tenant prepaid rents	82,186	88,777
Liabilities associated with real estate held for sale	482	—
Total Liabilities	3,763,686	3,774,694
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at March 31, 2026 and December 31, 2025 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at March 31, 2026 and December 31, 2025 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 226,286,486 and 231,580,135 shares outstanding at March 31, 2026 and December 31, 2025, respectively	2,263	2,316
Additional paid-in capital	8,745,875	8,945,123
Cumulative distributions in excess of earnings	(651,692)	(642,130)
Accumulated other comprehensive income (loss)	2,887	(422)
Total stockholders’ equity	8,255,009	8,460,563
Noncontrolling interests	378,697	377,456
Total Equity	8,633,706	8,838,019
Total Liabilities and Equity	$12,397,392	$12,612,713
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended March 31,
	2026	2025
REVENUES
Rental income	$242,141	$248,821
Management and leasing services	—	142
Interest income	2,937	3,324
TOTAL REVENUES	245,078	252,287
OPERATING EXPENSES
Property expenses	56,763	55,261
General and administrative	14,925	19,868
Depreciation and amortization	72,933	86,740
TOTAL OPERATING EXPENSES	144,621	161,869
OTHER (EXPENSES) INCOME
Other income	1,350	—
Other expenses	(102)	(2,239)
Interest expense	(26,600)	(27,288)
Impairment of real estate	(6,824)	—
Gains on sale of real estate	26,281	13,157
TOTAL OTHER EXPENSES	(5,895)	(16,370)
NET INCOME	94,562	74,048
Less: net income attributable to noncontrolling interests	(3,375)	(2,849)
NET INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	91,187	71,199
Less: preferred stock dividends	(2,314)	(2,314)
Less: earnings allocated to participating securities	(1,008)	(539)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$87,865	$68,346
Net income attributable to common stockholders per share - basic and diluted	$0.38	$0.30
Weighted average shares of common stock outstanding - basic and diluted	228,312,419	227,395,984

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$94,562	$74,048
Other comprehensive income (loss): cash flow hedge adjustments	3,434	(3,285)
Comprehensive income	97,996	70,763
Less: Comprehensive income attributable to noncontrolling interests	(3,500)	(2,728)
Comprehensive income attributable to Rexford Industrial Realty, Inc.	$94,496	$68,035

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$155,676	231,580,135	$2,316	$8,945,123	$(642,130)	$(422)	$8,460,563	$377,456	$8,838,019
Share-based compensation	—	287,994	3	2,675	—	—	2,678	2,040	4,718
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(52,586)	(1)	(2,094)	—	—	(2,095)	—	(2,095)
Repurchase of common stock	—	(5,534,357)	(55)	(200,055)	—	—	(200,110)	—	(200,110)
Conversion of OP Units to common stock	—	5,300	—	226	—	—	226	(226)	—
Net income	2,314	—	—	—	88,873	—	91,187	3,375	94,562
Other comprehensive income	—	—	—	—	—	3,309	3,309	125	3,434
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(90)	(90)
Common stock dividends ($0.435 per common share)	—	—	—	—	(98,435)	—	(98,435)	—	(98,435)
Common unit distributions	—	—	—	—	—	—	—	(3,983)	(3,983)
Balance at March 31, 2026	$155,676	226,286,486	$2,263	$8,745,875	$(651,692)	$2,887	$8,255,009	$378,697	$8,633,706

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,562	$74,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,933	86,740
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(4,647)	(9,186)
Amortization of debt issuance costs	1,334	1,134
Amortization of discount/(premium) on notes payable, net	1,641	1,560
Accretion of net loan origination fees and costs	(115)	(115)
Impairment of real estate	6,824	—
Gains on sale of real estate	(26,281)	(13,157)
Share-based compensation	4,063	9,699
Straight-line rent	(15,136)	(5,517)
Amortization related to termination/settlement of interest rate derivatives	77	77
Change in working capital components:
Rents and other receivables	1,852	(1,853)
Deferred leasing costs	(12,921)	(5,455)
Other assets	4,934	5,962
Accounts payable, accrued expenses and other liabilities	14,635	9,939
Tenant security deposits	3,085	(648)
Tenant prepaid rents	(5,674)	(677)
Net cash provided by operating activities	141,166	152,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,041)	(79,148)
Proceeds from sale of real estate	122,748	50,105
Net cash provided by (used in) investing activities	59,707	(29,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	477,598
Proceeds from borrowings	35,000	—
Repayment of borrowings	(41,929)	(239)
Dividends paid to preferred stockholders	(2,314)	(2,314)
Dividends paid to common stockholders	(99,579)	(94,056)
Distributions paid to common unitholders	(3,820)	(3,767)
Distributions paid to preferred unitholders	(90)	(381)
Repurchase of common stock under stock repurchase programs	(200,110)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(2,095)	(1,636)
Net cash (used in) provided by financing activities	(314,937)	375,205
(Decrease) increase in cash, cash equivalents and restricted cash	(114,064)	498,713
Cash, cash equivalents and restricted cash, beginning of period	165,778	55,971
Cash, cash equivalents and restricted cash, end of period	$51,714	$554,684

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,352 and $8,230 for the three months ended March 31, 2026 and 2025, respectively)	$33,130	$35,095
Supplemental disclosure of noncash transactions:
Accrual for capital expenditures	$31,276	$48,549
Accrual of dividends and distributions	$102,418	$105,285
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and develop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. From time to time we may also sell assets as part of our capital allocation strategy. As of March 31, 2026, our consolidated portfolio consisted of 414 properties with approximately 50.4 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2026 and December 31, 2025, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and the notes thereto.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following tables provide a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2026 and 2025 (in thousands):

	As of January 1,
	2026	2025
Cash and cash equivalents	$165,778	$55,971
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$165,778	$55,971

	As of March 31,
	2026	2025
Cash and cash equivalents	$51,714	$504,579
Restricted cash	—	50,105
Cash, cash equivalents and restricted cash, end of period	$51,714	$554,684
Investments in Real Estate
Acquisitions
We did not acquire any properties during the three months ended March 31, 2026 or the year ended December 31, 2025; however, our accounting policy for acquisitions and business combinations is described below.
We account for acquisitions of properties under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses and further revises the definition of a business. Our acquisitions of properties generally do not meet the revised definition of a business and accordingly are accounted for as asset acquisitions.
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
We capitalized interest costs of $7.4 million and $8.2 million during the three months ended March 31, 2026 and 2025, respectively. We capitalized real estate taxes and insurance costs aggregating $2.4 million and $1.9 million during the three months ended March 31, 2026 and 2025, respectively. We capitalized compensation costs for employees who provide construction services of $4.1 million and $3.5 million during the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, we had two properties classified as held for sale. As of December 31, 2025, we did not have any properties classified as held for sale. See “Note 3 – Investment in Real Estate” for additional details.
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
See “Note 3 – Investments in Real Estate” for details.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of March 31, 2026 and December 31, 2025, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.

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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three months ended March 31, 2026 and 2025.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2026 and December 31, 2025, we have not established a liability for uncertain tax positions.
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
In accordance with ASC Topic 815: Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
Management and Leasing Services
Through December 31, 2025, we provided property management services and leasing services to related party property owners in exchange for management fees and leasing commissions. Property management services included performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. Management fee revenue was earned as the services were provided, as control of the services transferred to the customer over time. Management fees were based on a fixed percentage of each managed property’s monthly tenant cash receipts.

Leasing commissions were earned upon the execution of lease agreements between the customer and tenants, as control of the leasing services transferred to the customer at that point in time. Leasing commissions were based on a fixed percentage of the rental income generated under each executed lease, with no variable consideration component.
Effective January 1, 2026, the Company terminated its management and leasing services arrangements, and no management or leasing services revenue has been recognized subsequent to that date.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $2.7 million and $2.3 million as a net reduction adjustment to rental income for the three months ended March 31, 2026 and 2025, respectively, in the consolidated statements of operations.
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
Adoption of New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We adopted ASU 2024-04 as of January 1, 2026. The adoption did not have a material impact on our consolidated financial statements, as we have not entered into any exchange-related settlements, modifications, or inducement transactions related to our exchangeable senior unsecured notes to date.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). The amendments in ASU 2025-09 clarify certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2025-09.

3.    Investments in Real Estate
Impairment of Real Estate and Dispositions
During the three months ended March 31, 2026, we sold five properties for an aggregate gross sales price of approximately $127.4 million and recorded total gains on sale of real estate of approximately $26.3 million. Three of the properties sold were previously impaired, did not result in a gain or loss, and were subject to additional impairment charges during the quarter. During the three months ended March 31, 2026, we recognized impairment charges of approximately $6.8 million related to real estate assets.
The following table summarizes properties that were sold during the three months ended March 31, 2026.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/06/2026	—	$14,500
18250 Euclid Street	Orange County - Airport	2/24/2026	62,838	$26,710
29010 Avenue Paine	Los Angeles - San Fernando Valley	3/17/2026	100,157	$31,000
13700-13738 Slover Avenue	San Bernardino - Inland Empire West	3/18/2026	17,862	$14,475
600-708 Vermont Avenue	Orange County - North	3/25/2026	133,836	$40,700
Total			314,693	$127,385
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.
Real Estate Held for Sale
As of March 31, 2026, two properties were classified as held for sale. We did not have any properties classified as held for sale as of December 31, 2025.
The following table summarizes the major classes of assets and liabilities associated with real estate properties classified as held for sale as of March 31, 2026 (dollars in thousands).

March 31, 2026
Land	$39,411
Building and improvements	5,805
Construction in progress	3,490
Real estate held for sale	48,706
Accumulated depreciation	(51)
Real estate held for sale, net	48,655
Rents and other receivables, net	83
Other assets associated with real estate held for sale	23
Total assets associated with real estate held for sale, net	$48,761

Accounts payable and accrued expenses	$482
Total liabilities associated with real estate held for sale	$482
Subsequent to March 31, 2026, we completed the sale of 423-424 Berry Way. See “Note 16 – Subsequent Events” for details.

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	March 31, 2026	December 31, 2025
Acquired Lease Intangible Assets:
In-place lease intangibles	$394,805	$398,161
Accumulated amortization	(294,746)	(289,347)
In-place lease intangibles, net	$100,059	$108,814

Above-market tenant leases	$48,079	$48,079
Accumulated amortization	(30,405)	(28,619)
Above-market tenant leases, net	$17,674	$19,460

Below-market ground lease	$12,976	$12,976
Accumulated amortization	(664)	(623)
Below-market ground lease, net	$12,312	$12,353
Acquired lease intangible assets, net	$130,045	$140,627

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(273,446)	$(274,353)
Accumulated amortization	162,532	157,866
Below-market tenant leases, net	$(110,914)	$(116,487)
Acquired lease intangible liabilities, net	$(110,914)	$(116,487)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
In-place lease intangibles(1)	$8,755	$16,497
Net below-market tenant leases(2)	$(3,787)	$(8,326)
Below-market ground leases(3)	$41	$41
(1)The amortization of in-place lease intangibles is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)The amortization of net below-market tenant leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.
(3)The amortization of below-market ground lease is recorded as an increase to property expenses in the consolidated statements of operations for the periods presented.

5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. The loan also includes a right of first offer for us to acquire the underlying industrial development site in the future. As of March 31, 2026, the borrower was current on monthly interest payments.
As of March 31, 2026, the carrying value of the loan receivable was $123.8 million, which reflects $1.2 million of unamortized origination fees/costs. As of December 31, 2025, the carrying value of the loan receivable was $123.7 million, which reflects $1.3 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of March 31, 2026 and December 31, 2025.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$—	$—	S+0.685%	(2)	4.365%	(3)	5/30/2029	(4)
$575M Exchangeable Senior Notes due 2027	575,000	575,000	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.577%	(5)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	575,000	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Term Loan	400,000	400,000	S+0.760%	(2)	4.174%	(6)	5/30/2030
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,175,000	$3,175,000

Secured Debt:
$60M Term Loan(7)	60,000	60,000	S+1.250%		5.060%	(7)	10/27/2026	(7)
701-751 Kingshill Place(8)	—	6,715	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(9)	13,712	13,814	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(9)	3,667	3,688	n/a		4.260%		7/1/2028
Gilbert/La Palma(9)	1,268	1,323	n/a		5.125%		3/1/2031
7817 Woodley Avenue(9)	2,573	2,609	n/a		4.140%		8/1/2039
Total Secured Debt	$96,720	$103,649
Total Unsecured and Secured Debt	$3,271,720	$3,278,649
Less: Unamortized premium/discount and debt issuance costs(11)	(24,269)	(26,740)
Total	$3,247,451	$3,251,909
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2026, and includes the effect of interest rate swaps that were effective as of March 31, 2026. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of March 31, 2026, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan, plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, less a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2026, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.
(4)The unsecured revolving credit facility has two six-month extensions available at our option, subject to certain terms and conditions.

(5)Term SOFR for our $300.0 million unsecured term loan has been swapped to a fixed rate of 2.81725% through May 26, 2027, resulting in an all-in fixed rate of 3.57725% after adding the applicable margin and sustainability-related rate adjustment.
(6)Daily SOFR for our $400.0 million unsecured term loan has been swapped to a fixed rate of 3.41375% through May 30, 2030, resulting in an all-in fixed rate of 4.17375% after adding the applicable margin and sustainability-related rate adjustment.
(7)The loan is secured by six properties and has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Term SOFR for this loan has been swapped to a fixed rate of 3.710% through July 30, 2026, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. As of March 31, 2026, we have three one-year extension options available, subject to certain terms and conditions.
(8)On January 5, 2026, we paid in full the outstanding principal balance on this unsecured debt.
(9)Fixed monthly payments of interest and principal until maturity as follows: 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008) and 7817 Woodley Avenue ($20,855).
(10)Fixed monthly payments of interest only.
(11)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of March 31, 2026, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

April 1, 2026 - December 31, 2026	$60,658
2027	1,019,078
2028	314,218
2029	600,427
2030	800,448
Thereafter	476,891
Total	$3,271,720
Debt maturing over the next twelve months is expected to be addressed through refinancing, extensions, repayment with cash on hand and/or borrowings under our unsecured revolving credit facility.
Exchangeable Senior Notes
As of March 31, 2026, we had outstanding $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of 2029 Exchangeable Notes) redeemed.
As of March 31, 2026 and December 31, 2025, the net carrying amount of the 2027 Exchangeable Notes was $570.9 million and $569.8 million, respectively, with unamortized debt discount and issuance costs of $4.1 million and $5.2 million, respectively. As of March 31, 2026 and December 31, 2025, the net carrying amount of the 2029 Exchangeable Notes was $567.4 million and $566.8 million, respectively, with unamortized debt discount and issuance costs of $7.6 million and $8.2 million, respectively.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year. For the three months ended March 31, 2026, we recognized total interest expense on the Exchangeable Notes of $13.9 million, consisting of coupon interest of $12.2 million and amortization of debt discount and issuance costs of $1.7 million. For the three months ended March 31, 2025, we recognized total interest expense of $13.8 million, consisting of coupon interest of $12.2 million, and amortization of debt discount and issuance costs of $1.6 million.

Prior to December 15, 2026 (in the case of the 2027 Exchangeable Notes) and December 15, 2028 (in the case of the 2029 Exchangeable Notes), noteholders may exchange their Exchangeable Notes only upon the occurrence of certain events. From and after those dates, noteholders may exchange their Exchangeable Notes at any time at their election until the close of business on the second scheduled trading day immediately preceding the applicable maturity date. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option. The initial exchange rate is 15.7146 shares of our common stock per $1,000 principal amount of the Exchangeable Notes, representing an initial exchange price of approximately $63.64 per share of our common stock.
We may not redeem the 2027 Exchangeable Notes prior to their maturity. The 2029 Exchangeable Notes may be redeemed, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after May 20, 2027 and on or before the 41st scheduled trading day preceding their maturity date, subject to satisfaction of certain conditions, including that the last reported sale price of our common stock exceeds 130% of the exchange price for a specified period. The redemption price will equal the principal amount of the 2029 Exchangeable Notes redeemed, plus accrued and unpaid interest, if any.
In connection with the issuance of each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If specified conditions under the registration rights agreement are not satisfied, we may be required to pay additional interest on the applicable series of Exchangeable Notes. We account for such potential additional interest as contingent obligations under ASC Subtopic 825-20: Financial Instruments - Registration Payment Arrangements and ASC Subtopic 450-20: Loss Contingencies. As payments of such additional interest were not probable as of March 31, 2026, no liability was recognized.
Fifth Amended and Restated Credit Agreement
As of March 31, 2026, under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.25 billion unsecured revolving credit facility (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $1.05 billion, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
In addition, the Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. In January 2026, after certifying that our sustainability performance targets were met for 2025, the applicable margin decreased by 0.04% to 0.685% for the Revolver and to 0.760% for the Term Facility, and the credit facility fee decreased by 0.01% to 0.115%.
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
As of March 31, 2026, we did not have any borrowings outstanding under the Revolver and had $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.245 billion available for future borrowings.

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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of March 31, 2026, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly financial debt covenants as of March 31, 2026.

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
    For the three months ended March 31, 2026, we recognized $238.3 million of rental income related to operating lease payments, of which $196.1 million were for fixed lease payments and $42.2 million were for variable lease payments, respectively. For the three months ended March 31, 2025, we recognized $240.5 million of rental income related to operating lease payments, of which $197.8 million were for fixed lease payments and $42.7 million were for variable lease payments, respectively.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2026 (in thousands):

Twelve Months Ended March 31,
2027	$732,396
2028	663,823
2029	554,473
2030	426,691
2031	302,607
Thereafter	713,766
Total	$3,393,756
    The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of March 31, 2026, our office space leases have current remaining lease terms of approximately two years with options to renew for an additional term of three to five years each. As of March 31, 2026, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 35 years and four additional ten-year options to renew.
    As of March 31, 2026, total ROU assets and lease liabilities were approximately $6.6 million and $7.9 million, respectively. As of December 31, 2025, total ROU assets and lease liabilities were approximately $6.8 million and $8.3 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended March 31,
Lease Cost(1) (in thousands)	2026	2025
Operating lease cost	$373	$404
Variable lease cost	6	33
Sublease income	—	(32)
Total lease cost	$379	$405
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
Other Information (in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$434	$462

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease term(1)	47.9 years	46.2 years
Weighted-average discount rate(2)	4.12%	4.13%
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

    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of March 31, 2026 (in thousands):

March 31, 2026
April 1, 2026 - December 31, 2026	$1,190
2027	1,798
2028	542
2029	164
2030	164
Thereafter	19,560
Total undiscounted lease payments	$23,418
Less imputed interest	(15,481)
Total lease liabilities	$7,937

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at March 31, 2026 and December 31, 2025 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$(9)	$(65)
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$1,391	$1,013
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$1,390	$1,012
Interest Rate Swap	7/1/2025	5/30/2030	3.41750%	$250,000	$250,000	$1,069	$(522)
Interest Rate Swap	7/1/2025	5/30/2030	3.40500%	$125,000	$125,000	$605	$(189)
Interest Rate Swap	7/1/2025	5/30/2030	3.42000%	$25,000	$25,000	$107	$(53)
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
The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$4,255	$(1,769)
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$821	$1,516
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$26,600	$27,288
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to the treasury rate lock agreements that were settled in August 2021 and March 2023 and for which amounts will continue to be reclassified over the ten-year and five-year terms, respectively, of the hedged transactions.
As of March 31, 2026, we estimate that approximately $3.0 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
Credit-risk-related Contingent Features
    Certain of our agreements with our derivative counterparties contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then we could also be declared in default on our derivative obligations.
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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
    The table below sets forth the estimated fair value of our interest rate swaps as of March 31, 2026 and December 31, 2025, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

		Fair Value Measurement Using
Description	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Interest rate swap asset	$4,562	$—	$4,562	$—
Interest rate swap liability	$(9)	$—	$(9)	$—
December 31, 2025
Interest rate swap asset	$2,025	$—	$2,025	$—
Interest rate swap liability	$(829)	$—	$(829)	$—

Nonrecurring Measurements – Impairment of Real Estate
We measure certain properties at fair value on a nonrecurring basis in accordance with ASC 820 when changes in the expected holding period or intent with respect to a property result in impairment, including in connection with subsequent dispositions or classification as held for sale. The fair values of these properties were determined using Level 2 inputs within the fair value hierarchy, primarily quoted market values obtained from non‑binding offers or letters of intent received from third‑party buyers or, where applicable, contracted sales prices. See “Note 3 – Investments in Real Estate” for additional information.
The table below sets forth the fair value of properties measured on a nonrecurring basis for which impairments were recognized as of March 31, 2026 and December 31, 2025 (in thousands) by level within the fair value hierarchy.

		Fair Value Measurement Using
Description	Total Fair Value	Level 1	Level 2	Level 3	Carrying Value
March 31, 2026
Real estate assets classified as held for sale	$48,655	$—	$48,655	$—	$48,655	(1)
December 31, 2025
Real estate assets measured at fair value due to our change in intent to hold the asset	$149,989	$—	$149,989	$—	$149,989	(2)
(1)Amount represents the aggregate carrying value of two properties, as adjusted to fair value less estimated selling costs, included in the line item “Assets associated with real estate held for sale” in the accompanying consolidated balance sheet.
(2)Amount represents the aggregate carrying value of seven properties, as adjusted to fair value, included in the line item “Investments in real estate, net” in the accompanying consolidated balance sheet.
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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of March 31, 2026 and December 31, 2025 (in thousands).

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3	Carrying Value
Loan Receivable at:
March 31, 2026	$127,905	$—	$—	$127,905	$123,819
December 31, 2025	$129,015	$—	$—	$129,015	$123,704

Notes Payable at:
March 31, 2026	$3,192,092	$—	$—	$3,192,092	$3,247,451
December 31, 2025	$3,226,955	$—	$—	$3,226,955	$3,251,909

10.    Related Party Transactions
    Howard Schwimmer
    Effective January 1, 2026, the Company terminated its management and leasing services agreements with Howard Schwimmer, our former Co-Chief Executive Officer, and no management or leasing services revenue was recognized for the three months ended March 31, 2026.
Through December 31, 2025, we had earned management fees and leasing commissions from entities controlled by Mr. Schwimmer, which were included in “Management and leasing services” in the consolidated statements of operations. Such fees totaled $0.1 million for the three months ended March 31, 2025.
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
As of March 31, 2026, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
As of March 31, 2026, we had commitments of approximately $62.6 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of March 31, 2026, we had a $4.6 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.
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
    Concentration of Properties in Southern California
As of March 31, 2026, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.

    Tenant Concentration
During the three months ended March 31, 2026, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Stockholders’ Equity
Preferred Stock
At March 31, 2026 and December 31, 2025, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			March 31, 2026		December 31, 2025
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
Common Stock
Stock Repurchase Programs
On February 2, 2026, the Board authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “February 2026 Repurchase Program”). At that time, the Board terminated the prior $500.0 million stock repurchase program, and the February 2026 Repurchase Program replaced and superseded it in all respects. The February 2026 Repurchase Program is set to expire on February 29, 2028, unless modified, extended or terminated earlier at the Board’s discretion.
Under our stock repurchase programs, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the three months ended March 31, 2026, we repurchased 5,534,357 shares of common stock under the February 2026 Repurchase Program for a total of $200.1 million, including commissions, at a weighted average price of $36.14 per share. All repurchased shares were retired on the respective settlement dates. As of March 31, 2026, $299.9 million remained available for repurchase under the February 2026 Repurchase Program. Subsequent to March 31, 2026, the Board terminated the February 2026 Repurchase Program and authorized a new $500.0 million stock repurchase program. See “Note 16 – Subsequent Events” for additional information.
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
During the three months ended March 31, 2026, we did not sell any shares of common stock directly through sales agents or enter into forward equity sale agreements under the Current ATM Program.

As of March 31, 2026, approximately $927.4 million of common stock remained available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the three months ended March 31, 2026 and 2025, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended March 31,
	2026	2025
Accumulated other comprehensive (loss) income - beginning balance	$(422)	$6,746
Other comprehensive income (loss) before reclassifications	4,255	(1,769)
Amounts reclassified from accumulated other comprehensive income to interest expense	(821)	(1,516)
Net current period other comprehensive income (loss)	3,434	(3,285)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(125)	121
Other comprehensive income (loss) attributable to common stockholders	3,309	(3,164)
Accumulated other comprehensive income - ending balance	$2,887	$3,582
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “CPOP Units”).
Operating Partnership Units
As of March 31, 2026, noncontrolling interests included 5,646,343 OP Units, 1,602,431 fully-vested LTIP units and 1,356,967 fully-vested performance units, and represented approximately 3.7% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the three months ended March 31, 2026, 5,300 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $0.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of March 31, 2026, a total of 421,990 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the three months ended March 31, 2026:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2026	1,623,077	$42.12	325,395	$41.37
Granted	304,103	$40.99	147,306	$37.38
Forfeited	(16,109)	$43.95	—	$—
Vested(1)	(146,137)	$50.19	(122,116)	$37.12
Balance at March 31, 2026	1,764,934	$41.24	350,585	$41.45
(1)During the three months ended March 31, 2026, 52,586 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of March 31, 2026:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
April 1, 2026 - December 31, 2026	1,159,557	166,140	701,025
2027	212,439	115,322	903,897
2028	178,426	49,386	406,460
2029	140,651	13,440	—
2030	73,861	6,297	—
Total	1,764,934	350,585	2,011,382
(1)Represents the maximum number of Performance Units that could become earned and vested in December of 2026, November/December of 2027, and December of 2028, assuming achievement of maximum total shareholder return for all awards, and, with respect to awards vesting in 2026 and 2027, maximum FFO per share growth, in each case measured over the applicable three-year performance period.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Expensed share-based compensation(1)	$4,063	$9,699
Capitalized share-based compensation(2)	655	323
Total share-based compensation	$4,718	$10,022
(1)Amounts expensed are included in “General and administrative,” “Property expenses” and “Other expenses” in the accompanying consolidated statements of operations.
(2)For the three months ended March 31, 2026 and 2025, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of March 31, 2026, total unrecognized compensation cost related to all unvested share-based awards was $39.0 million and is expected to be recognized over a weighted average remaining period of 32 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$94,562	$74,048
Less: Preferred stock dividends	(2,314)	(2,314)
Less: Net income attributable to noncontrolling interests	(3,375)	(2,849)
Less: Net income attributable to participating securities	(1,008)	(539)
Net income attributable to common stockholders	$87,865	$68,346
Denominator:
Weighted average shares of common stock outstanding – basic and diluted	228,312,419	227,395,984
Earnings per share - Basic and Diluted
Net income attributable to common stockholders	$0.38	$0.30
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and OP Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. These units were not dilutive for the periods presented above. Additionally, as of March 31, 2026, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three months ended March 31, 2026.

15.    Segment Reporting
We operate as one operating segment. We are engaged in the business of investing in, operating, repositioning and developing industrial real estate properties located in Southern California infill markets. Our operating results depend primarily upon generating rental revenue from leasing and operating our industrial properties. As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer collectively act as the chief operating decision maker (the “CODM”) of the Company. Our CODM reviews financial information presented on a consolidated basis when making decisions related to assessing our operating performance and allocating resources.
Segment Profitability Measure and Total Assets
Consolidated net income, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results.
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income for the three months ended March 31, 2026 and 2025.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income (in the accompanying consolidated statements of operations) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Recoverable property expenses(1)	$48,014	$46,849
Non-recoverable property expenses(2)	8,749	8,412
Property expenses	$56,763	$55,261
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.

16.    Subsequent Events
Dispositions
On April 16, 2026 we completed the sale of the property located at 423-424 Berry Way in Brea, California for a gross sales price of $16.5 million.
Dividends and Distributions Declared
On April 21, 2026, the Board declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	June 30, 2026	July 15, 2026
OP Units	$0.435	June 30, 2026	July 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2026	June 30, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2026	June 30, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 15, 2026	June 30, 2026
New Stock Repurchase Program
On April 21, 2026, the Board terminated the February 2026 Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “April 2026 Repurchase Program”). The April 2026 Repurchase Program replaced and superseded, in all respects, the February 2026 Repurchase Program and is scheduled to expire on April 30, 2028, unless modified, extended or terminated earlier at the Board’s discretion.

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
•national, international, regional and local economic conditions, including impacts and uncertainty from military conflicts in Iran and the greater Middle East and from trade disputes and tariffs on goods imported to the United States and goods exported to other countries;
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
•our ability to maintain our current investment grade ratings by Fitch Ratings (“Fitch”), Moody’s Investors Services (“Moody’s”) or from Standard & Poor’s Ratings Services (“S&P”);
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
    Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, develop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. We also sell assets as part of our capital allocation strategy. We are organized and conduct our operations to qualify as a REIT under the Code and generally are not subject to federal taxes on our income to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.
As of March 31, 2026, our consolidated portfolio consisted of 414 properties with approximately 50.4 million rentable square feet.
Our goal is to generate attractive risk-adjusted returns for our stockholders by providing superior access to industrial property investments in high-barrier Southern California infill markets. Our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flow, as well as properties or land parcels where we can enhance returns through value-add repositioning and developments. Scarcity of available space and high barriers limiting new construction of for-lease product all contribute to create superior long-term supply/demand fundamentals within our target infill Southern California industrial property markets. With our vertically integrated operating platform and extensive value-add investment and management capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.
Management Update
Effective April 1, 2026, Laura Clark assumed the role of Chief Executive Officer and John Nahas assumed the role of Chief Operating Officer, as part of the Company’s leadership succession plan announced in November 2025. Howard Schwimmer and Michael Frankel ceased serving as Co‑Chief Executive Officers effective March 31, 2026. The Company continues to execute on operating and capital initiatives announced in connection with this transition, including changes to capital allocation priorities, a reduction in development exposure and enhanced operational rigor and synergies.

2026 Year to Date Highlights
Financial and Operational Highlights
•Net income attributable to common stockholders increased by 28.6% to $87.9 million for the three months ended March 31, 2026, compared to the prior year.
•Core funds from operations (Core FFO)(1) attributable to common stockholders decreased by 0.9% to $139.8 million for the three months ended March 31, 2026, compared to the prior year.
•Net operating income (NOI)(1) decreased by 4.2% to $185.4 million for the three months ended March 31, 2026, compared to the prior year.
•Total portfolio occupancy at March 31, 2026 was 90.7%.
•Same Property Portfolio(2) average occupancy for the three months ended March 31, 2026 was 96.3% and ending occupancy at March 31, 2026 was 96.1%.
•Executed a total of 144 new and renewal leases with a combined 4.1 million rentable square feet, with leasing spreads of (10.0)% on a net effective basis and (15.4)% on a cash basis. Excluding one lease extension covering 1.1 million rentable square feet, leasing spreads were 5.5% on a net effective basis and (1.8)% on a cash basis.
Dispositions
•During the first quarter of 2026, we sold five properties with a combined 314,693 rentable square feet for a total gross sale price of $127.4 million and recognized $26.3 million in gains on sale of real estate. Three of these properties were previously impaired, including additional impairments recorded during the quarter, and were sold without a gain or loss.
•Subsequent to the first quarter of 2026, we sold one property with 101,380 rentable square feet for a gross sale price $16.5 million.
Repositioning & Development
•During the first quarter of 2026, we stabilized our development project located at 12118 Bloomfield Avenue and our repositioning project located at 1315 Storm Parkway, which have a combined 144,889 rentable square feet.
Share Repurchases
•During the first quarter of 2026, we repurchased 5,534,357 shares of our common stock under our stock repurchase program at a weighted average price of $36.14 per share for a total of $200.1 million, including commissions.
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
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long-term due to high land and development costs, increasing regulatory hurdles with restrictive development constraints and a dearth of developable land. That said, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including recent changes in trade and tariff policy, an uncertain interest rate environment, persistent inflation and global geopolitical unrest. According to third-party market data, market rent growth within our infill Southern California markets has decreased approximately 22% from the peak levels reached in mid-2023. This decline follows an average increase of approximately 80% during the pandemic years of 2020 through 2022. Based on the same third-party market data, overall market rents remain approximately 40% above pre-pandemic levels.
Leasing activity across our portfolio was strong during the first quarter, however, market vacancy continues to increase and net absorption remains negative. We recognize that heightened macroeconomic and tariff uncertainty may continue to weigh on tenant decision-making and may influence tenant demand going forward.
Tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products to aerospace and defense, food and beverage, construction and logistics, e-commerce, among other sectors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our diverse tenant base and attract tenant demand over the long-term.
General Market Conditions
We believe our portfolio’s leasing performance during the first quarter of 2026 has generally outpaced that of the infill markets within which we operate. We believe this performance has been driven by our highly entrepreneurial business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, comprised of smaller space sizes averaging 28,000 square feet located entirely within last-mile, infill Southern California locations is well positioned to serve regional consumption and may be less susceptible to changes in global trade flows as compared to large warehouses located within non-infill submarkets. We also believe the quality and entrepreneurial approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets where we believe competing properties are generally otherwise owned by more passive, less-focused real estate owners. Additionally, supply under construction is far below recent historical levels, and coupled with the increasingly restrictive regulatory environment, the near and long term opportunity to create value through repositioning existing assets is robust.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased quarter-over-quarter to 5.3% and average asking lease rates declined quarter-over-quarter.
In Orange County, vacancy increased quarter-over-quarter to 5.4% and average asking lease rates declined quarter-over-quarter.
In the Inland Empire West, which contains infill markets in which we operate, vacancy increased quarter-over-quarter to 6.4% and average taking lease rates increased quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where there is excess land available for development.
In San Diego, vacancy increased quarter-over-quarter to 6.7% and average asking lease rates declined quarter-over-quarter.
In Ventura County, vacancy increased quarter-over-quarter to 4.4% and average asking lease rates declined quarter-over-quarter.

Acquisitions, Dispositions and Value-Add Repositioning and Development of Properties
The Company’s growth strategy remains centered on creating long‑term, per‑share FFO and net asset value through disciplined capital allocation, targeted industrial investment within infill Southern California, and the execution of value‑add initiatives across our industrial portfolio. While we did not complete any acquisitions during the prior year and current quarter, our long‑term strategy continues to prioritize opportunities that demonstrate the potential for accretion to Core FFO and net asset value per share that will be evaluated through rigorous underwriting criteria reflecting current market conditions and our cost of capital. We will continue to evaluate and execute upon the repositioning and improvement of properties already within our portfolio to enhance functionality, marketability, future cash‑flow growth and drive value creation that meet our strengthened risk-adjusted return thresholds.
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
A key component of our growth strategy has historically been to acquire properties through off-market and lightly marketed transactions that are often operating at below-market occupancy or below-market rent at the time of acquisition or that have near-term lease roll-over, or that provide opportunities to add value through functional or physical repositioning and improvements. Through various repositioning, development, and professional leasing and marketing strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at occupancy rates that meet or exceed market rates.
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
A development property is defined as a property where we plan to fully demolish an existing building(s) due to building obsolescence and/or construct a ground-up building on a property with excess or vacant land. At the end of 2025 we re-evaluated our near-term development pipeline to focus on opportunities that satisfy enhanced underwriting criteria. As part of this process, we evaluated alternatives including proceeding with development, postponing construction, or selling the site based on relative risk‑adjusted returns. Following this review, we determined not to proceed with six projects totaling approximately 850,000 square feet of planned development. During the first quarter of 2026, we sold three of these projects, and as of March 31, 2026, two of these projects were classified as held for sale.
As of March 31, 2026, nine of our repositioning or development properties were under construction and 12 of our properties were in the lease-up stage. In addition, following our re-evaluation of the development pipeline, we have five properties as near-term potential future repositioning and development opportunities. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2026 and 2025, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 3/31/2026
Under Construction
14940 Proctor Road	San Gabriel Valley	Development	160,094	4Q-2024	2Q-2026	—%
11234 Rush Street	San Gabriel Valley	Development	101,728	4Q-2024	3Q-2026	—%
3680-3880 Voyager Street (3547-3555 Voyager Street)	South Bay	Development	67,734	1Q-2025	3Q-2026	—%
5235 Hunter Avenue	North Orange County	Development	121,288	1Q-2025	2Q-2026	—%
7815 Van Nuys Boulevard	Greater San Fernando Valley	Development	78,904	2Q-2025	4Q-2026	—%
14400 Figueroa Street (Figueroa & Rosecrans)	South Bay	Repositioning	56,771	3Q-2025	1Q-2027	—%
950 West 190th Street	South Bay	Development	196,900	4Q-2025	4Q-2027	—%
9323 Balboa Avenue	Central San Diego	Development	177,551	4Q-2025	2Q-2027	—%
24935-24955 Avenue Kearny	Greater San Fernando Valley	Repositioning	66,130	4Q-2025	2Q-2026	—%
Total Under Construction			1,027,100
– See footnotes starting on page 45 –

					Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)		Start	Completion	Total Property Leased % at 3/31/2026
Lease-Up
9615 Norwalk Boulevard	Mid-Counties	Development	201,571		3Q-2021	4Q-2025	—%
3211-3233 Mission Oaks Boulevard(3)(4)	Ventura	Development	116,852		2Q-2022	1Q-2025	83%
4416 Azusa Canyon Road	San Gabriel Valley	Development	129,830		4Q-2022	2Q-2025	—%
15010 Don Julian Road	San Gabriel Valley	Development	219,690		1Q-2023	4Q-2025	—%
12772 San Fernando Road(4)	Greater San Fernando Valley	Development	143,529		3Q-2023	1Q-2025	—%
19900 Plummer Street(4)	Greater San Fernando Valley	Development	79,539		3Q-2023	1Q-2025	—%
1500 Raymond Avenue(4)	North Orange County	Development	136,218	(5)	4Q-2023	1Q-2025	—%
19301 Santa Fe Avenue	South Bay	Repositioning	LAND		2Q-2024	3Q-2025	—%
14955 Salt Lake Avenue	San Gabriel Valley	Repositioning	45,205		4Q-2024	3Q-2025	—%
8985 Crestmar Point	Central San Diego	Repositioning	53,395		4Q-2024	3Q-2025	—%
9455 Cabot Drive	Central San Diego	Repositioning	97,510		2Q-2025	4Q-2025	—%
1175 Aviation Place	Greater San Fernando Valley	Repositioning	93,202		3Q-2025	4Q-2025	—%
Total Lease-up			1,316,541

Property	Submarket	Repositioning/Development	Projected Rentable Square Feet	Estimated Construction Start Period
Near-Term Potential Future Repositioning and Development:
16425 Gale Avenue	San Gabriel Valley	Development	325,800	2Q-2026
9400-9500 Santa Fe Springs Road(6)	Mid-Counties	Repositioning	184,270	2Q-2026
3100 Fujita Street	South Bay	Repositioning	91,516	3Q-2026
9000 Airport Boulevard	South Bay	Development	418,000	4Q-2026
4181 Ruffin Road	Central San Diego	Development	220,943	4Q-2026
Total Near-Term Potential Future Repositioning and Development			1,240,529

– See footnotes starting on page 45 –

Property	Market	Stabilized Rentable Square Feet	Period Stabilized
2026 Stabilizations(7)
12118 Bloomfield Avenue	LA	107,045	1Q-2026
1315 Storm Parkway(8)	LA	37,844	1Q-2026
Total 2026 Stabilized		144,889

2025 Stabilizations(7)
4039 Calle Platino (North County SD)	SD	73,807	1Q-2025
29120 Commerce Center Drive (SF Valley)	LA	135,258	1Q-2025
East 27th Street (Central LA)	LA	126,563	1Q-2025
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520	1Q-2025
29125 Avenue Paine (SF Valley)	LA	176,107	1Q-2025
218 Turnbull Canyon (SG Valley)	LA	191,153	2Q-2025
1901 Via Burton (North OC)	OC	139,449	2Q-2025
11308-11350 Penrose Street (SF Valley)(9)	LA	71,547	3Q-2025
1020 Bixby Drive (SG Valley)	LA	57,600	3Q-2025
Harcourt & Susana (South Bay)	LA	34,000	3Q-2025
8888 Balboa Avenue (Central SD)	SD	123,492	3Q-2025
6027 Eastern Avenue (Central LA)	LA	94,140	3Q-2025
3071 Coronado Street (North OC)(9)	OC	105,173	3Q-2025
2390-2444 American Way (North OC)	OC	100,483	3Q-2025
14434-14527 San Pedro Street (South Bay)(10)	LA	58,225	4Q-2025
3935-3949 Heritage Oak Court (Ventura)	VC	190,031	4Q-2025
800 Sandhill Avenue (17000 Kingsview Avenue) (South Bay)	LA	100,121	4Q-2025
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	163,435	4Q-2025
Rancho Pacifica - Building 5 (South Bay)(11)	LA	76,553	4Q-2025
17907 Figueroa Street (South Bay)	LA	76,468	4Q-2025
21515 Western Avenue (South Bay)	LA	83,740	4Q-2025
Total 2025 Stabilized		2,225,865
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
(3)As of March 31, 2026, the entire project includes 526,069 rentable square feet, comprised of: (i) 3211 Mission Oaks Boulevard, a newly constructed building totaling 116,852 rentable square feet, and (ii) 3233 Mission Oaks Boulevard, with 409,217 rentable square feet which were not redeveloped. Site improvements were completed across the entire project. The rentable square feet and property leased percentage apply only to 3211 Mission Oaks Boulevard.
(4)As of the first quarter of 2026, 3211-3233 Mission Oaks Boulevard, 12772 San Fernando Road, 19900 Plummer Street, and 1500 Raymond Avenue are considered stabilized, as each reached one year from construction completion, but remain in lease‑up for presentation purposes because the properties have not yet achieved 90% occupancy.
(5)1500 Raymond Avenue contains one acre of excess paved land.

(6)9400-9500 Santa Fe Springs Road totals 595,304 rentable square feet and the proposed repositioning project pertains to work at only one of the units, totaling 184,270 rentable square feet.
(7)We consider a repositioning or development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(8)As of the fourth quarter of 2025, 1315 Storm Parkway was considered stabilized, as it reached one year from construction completion, but remained in lease‑up for presentation purposes because the property had not yet achieved 90% occupancy. In the first quarter of 2026, the project achieved full occupancy and, for presentation purposes, is reflected above as stabilized in the first quarter of 2026.
(9)As of the first quarter of 2025, 11308–11350 Penrose Street and 3071 Coronado were considered stabilized, as each reached one year from construction completion, but remained in lease‑up for presentation purposes because the properties had not yet achieved 90% occupancy. In the third quarter of 2025, both projects achieved full occupancy and, for presentation purposes, are reflected above as stabilized in the third quarter of 2025.
(10)14434-14527 San Pedro Street is a low coverage site with 58,225 rentable square feet of buildings on 335,905 square feet, or 7.7 acres, of land.
(11)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and constructed a new building comprising approximately 76,553 rentable square feet in its place.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or development activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $7.4 million of interest expense and $2.4 million of insurance and real estate tax expenses during the three months ended March 31, 2026, respectively, related to our repositioning and development projects.
Construction Costs and Timing
Currently proposed trade and other political policies may lead to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, have the potential to increase budgeted and actual construction costs and may cause delays in starting and completing certain development projects. Additional increases in costs, further delays or declining market rents could result in a lower expected yield on our development projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of March 31, 2026, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 90.7% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 95.2% occupied. Additionally, our improved land and industrial outdoor storage (IOS) sites, totaling approximately 8.3 million land square feet or 189.7 acres, were 92.8% occupied at March 31, 2026. We believe the opportunity to increase occupancy at our properties will continue to be an important driver of future revenue growth, particularly as repositioning and development projects are completed and move through the lease-up phase.
As summarized in the tables under “—Acquisitions, Dispositions and Value-Add Repositioning and Development of Properties” above, as of March 31, 2026, nine of our properties with a combined 1.0 million square feet of rentable area at completion are under current repositioning or development, 12 properties with a combined 1.3 million square feet of rentable area are in lease-up, and we have a near-term pipeline of five repositioning and development projects with a combined 1.2 million square feet of rentable area at completion. Additionally, we have 0.6 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County, San Bernardino and San Diego markets and represents 4.8% of our total consolidated portfolio square footage as of March 31, 2026. Including vacant space at these properties, our weighted average occupancy rate as of March 31, 2026 in our Los Angeles, Orange County, San Bernardino and San Diego markets was 89.8%, 92.2%, 91.2% and 90.7%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of March 31, 2026, in these markets was 95.4%, 96.8%, 93.8% and 95.9%, respectively. We believe that an important portion of our long-term future growth will come from the completion and lease-up of projects currently under or scheduled for repositioning/development, as well as from select opportunities that meet established return thresholds, whether within our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the current market environment, our near‑term leasing focus for these operating properties is on preserving occupancy and maintaining cash flow. Although there has been a post-pandemic normalization of market rates and vacancy over the last few years, the Los Angeles, Orange County, San Bernardino–Inland Empire West, San Diego and Ventura markets are well-positioned for the long-term due to fundamental demand drivers and barriers for new supply. Although we cannot predict how our markets may perform in future periods, we believe that general market conditions will continue to offer the long-term opportunity to increase occupancy and rental rates at our properties which will be an important driver of future revenue growth.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three months ended March 31, 2026:

	New Leases
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2026	59	1,296,230	4.1	$14.78	(8.7)%	(12.8)%

	Renewal Leases						Expired Leases		Retention %(5)
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(6)	Cash Leasing Spreads(3)(6)	Number of Leases	Rentable Square Feet(7)	Rentable Square Feet
Q1-2026	85	2,829,822	3.0	$14.70	(10.3)%	(15.9)%	152	4,638,894	64.5%
Excluding One Lease Extension:(8)
Q1-2026	84	1,727,982	2.9	$14.66	11.8%	3.0%
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
(4)The net effective and cash re-leasing spreads for new leases executed during the three months ended March 31, 2026, exclude 23 leases aggregating 747,409 rentable square feet for which there was no comparable lease data. Of these 23 excluded leases, five leases aggregating 268,702 rentable square feet were recently repositioned/redeveloped space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned/developed space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than 12 months.
(5)Retention is calculated as renewal lease square footage plus relocation/expansion square footage, divided by the square footage of leases expiring during the period. Retention excludes square footage related to the following: (i) expiring leases associated with space that is placed into repositioning (including “other repositioning projects”) after the tenant vacates, (ii) early terminations with pre-negotiated replacement leases and (iii) move outs where space is directly leased by subtenants.

(6)The net effective and cash re-leasing rent spreads for renewal leases executed during the three months ended March 31, 2026, exclude one lease with 119,898 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than 12 months or space in pre-development/entitlement process.
(7)Includes leases totaling 152,417 rentable square feet that expired during the three months ended March 31, 2026, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or development.
(8)Reflects our renewal leasing activity, weighted average lease term, effective rent per square foot and leasing spreads excluding a 1.1 million square foot lease extension with Tireco, Inc. at 10545 Production Avenue. The current lease, which was originally set to expire in January 2027, was extended through April 2030, commencing February 1, 2027. The above-market prior lease rate was reset to market, representing net effective and cash leasing spreads of (31.0)% and (33.5)%, respectively. The lease includes annual contractual increases of 2.75% and three months of free rent in 2027, in addition to a conversion to a gross lease from a NNN lease, which enables us to capture the benefit from any potential reduction in real estate property taxes. This lease extension is not expected to be indicative of our future portfolio leasing spreads given the unique size of the premises, adjacent competitive supply, and deal structure.
Our leasing activity is impacted both by our repositioning and development efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of March 31, 2026, we have nine projects under construction that are expected to become available for leasing beginning in the second quarter of 2026 through the fourth quarter of 2027. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2026, for each of the 10 full and partial calendar years beginning with 2026 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	2,281,795	4.5%	$—	—%	$—
Repositioning/Development(6)	—	2,426,715	4.8%	—	—%	$—
MTM Tenants	11	177,759	0.4%	3,081	0.4%	$17.33
Remainder of 2026	276	5,325,060	10.6%	96,338	12.0%	$18.09
2027	360	6,455,107	12.8%	109,449	13.6%	$16.96
2028	294	7,068,591	14.0%	136,423	16.9%	$19.30
2029	243	6,438,819	12.8%	116,910	14.4%	$18.16
2030	141	7,032,334	13.9%	118,129	14.6%	$16.80
2031	113	7,649,344	15.2%	112,085	13.9%	$14.65
2032	32	1,772,969	3.5%	35,270	4.4%	$19.89
2033	16	785,478	1.6%	14,124	1.8%	$17.98
2034	7	355,445	0.7%	6,992	0.9%	$19.67
2035	8	462,072	0.9%	9,633	1.2%	$20.85
Thereafter	36	2,213,824	4.3%	47,696	5.9%	$21.54
Total Consolidated Portfolio	1,537	50,445,312	100.0%	$806,130	100.0%	$17.63
(1)Represents the contracted building square footage upon expiration.
(2)Annualized base rent (“ABR”) is calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of March 31, 2026, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as ABR set forth in this table divided by ABR for the total portfolio as of March 31, 2026.

(4)Calculated as ABR for such leases divided by the occupied building square feet for such leases as of March 31, 2026. Excluding ABR of $41.0 million associated with improved land and industrial outdoor storage (IOS) leases and $3.0 million associated with cellular tower, solar and parking lot leases, ABR per building square foot is $16.74.
(5)Represents vacant space (not under repositioning/development) as of March 31, 2026. Includes leases aggregating 262,984 rentable square feet that had been signed but had not yet commenced as of March 31, 2026.
(6)Represents vacant space at properties that were classified as repositioning (including “other repositioning projects”), development or lease-up as of March 31, 2026. Includes leases aggregating 59,052 rentable square feet that had been signed but had not yet commenced as of March 31, 2026.
As of March 31, 2026, in addition to 2.3 million rentable square feet of currently available space in our portfolio and approximately 2.4 million rentable square feet of vacant space under current repositioning/development, leases representing 10.6% and 12.8% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2026 and 2027, respectively. During the three months ended March 31, 2026, we renewed 85 leases for 2.8 million rentable square feet, resulting in a retention rate of 64.5%. During the three months ended March 31, 2026, new and renewal leases had a weighted average term of 4.1 and 3.0, respectively.
Conditions in Our Markets
The properties in our portfolio are located primarily in Southern California infill markets. Positive or negative changes in economic or other conditions, trade policy, high or persistent inflation and adverse weather conditions and natural disasters in this market may affect our overall performance.
Property Expenses
Our property expenses generally consist of utilities, real estate taxes, insurance, site repair and maintenance costs, and the allocation of overhead costs. For the majority of our properties, our property expenses are recovered, in part, by either the triple net provisions or modified gross expense reimbursements in tenant leases. The majority of our leases also include contractual three percent or greater annual rental rate increases meant, in part, to help mitigate potential increases in property expenses over time. However, the terms of our leases vary, and, in some instances, we may absorb property expenses. Our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.
Taxable REIT Subsidiary
As of March 31, 2026, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular C-corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. However, our services company has a cumulative unrecognized net operating loss carryforward and therefore there is no income tax provision for the three months ended March 31, 2026 and 2025. Additionally, our services company had minimal activity during these periods.

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
In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.
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
For the three months ended March 31, 2026 and 2025, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2025 through March 31, 2026, and that were stabilized prior to January 1, 2025, which consisted of buildings aggregating approximately 41.7 million rentable square feet at 342 of our properties. Results for our Same Property Portfolio exclude properties that were sold during the period from January 1, 2025 through March 31, 2026, properties or buildings classified as current or future repositioning (including select buildings in “other repositioning”), development or lease-up during 2025 or 2026, management and leasing services revenue, interest income, interest expense, other income and expenses, and corporate general and administrative expenses.
In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes the 12 properties aggregating approximately 0.9 million rentable square feet that were sold between January 1, 2025 and March 31, 2026.
As of March 31, 2026 and March 31, 2025, our Same Property Portfolio occupancy was approximately 96.1% and 94.5%, respectively. For the three months ended March 31, 2026 and March 31, 2025, our Same Property Portfolio weighted average occupancy was approximately 96.3% and 94.7%, respectively.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
	2026	2025		Change	2026	2025		Change
REVENUES
Rental income	$211,391	$207,919	$3,472	1.7%	$242,141	$248,821	$(6,680)	(2.7)%
Management and leasing services	—	—	—	—%	—	142	(142)	(100.0)%
Interest income	—	—	—	—%	2,937	3,324	(387)	(11.6)%
TOTAL REVENUES	211,391	207,919	3,472	1.7%	245,078	252,287	(7,209)	(2.9)%
OPERATING EXPENSES
Property expenses	47,304	45,350	1,954	4.3%	56,763	55,261	1,502	2.7%
General and administrative	—	—	—	—%	14,925	19,868	(4,943)	(24.9)%
Depreciation and amortization	60,311	64,672	(4,361)	(6.7)%	72,933	86,740	(13,807)	(15.9)%
TOTAL OPERATING EXPENSES	107,615	110,022	(2,407)	(2.2)%	144,621	161,869	(17,248)	(10.7)%
OTHER (EXPENSES) INCOME
Other income	—	—	—	—%	1,350	—	1,350	—%
Other expenses	—	—	—	—%	(102)	(2,239)	2,137	(95.4)%
Interest expense	—	—	—	—%	(26,600)	(27,288)	688	(2.5)%
Impairment of real estate	—	—	—		(6,824)	—	(6,824)	—%
Gains on sale of real estate	—	—	—	—%	26,281	13,157	13,124	99.7%
TOTAL OTHER (EXPENSES) INCOME	—	—	—	—%	(5,895)	(16,370)	10,475	(64.0)%
NET INCOME	$103,776	$97,897	$5,879	6.0%	$94,562	$74,048	$20,514	27.7%
Rental Income
In the following table, we present the components of rental income for the three months ended March 31, 2026 and March 31, 2025, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended March 31,		Increase/(Decrease)	%	Three Months Ended March 31,		Increase/(Decrease)	%
Category	2026	2025		Change	2026	2025		Change
Rental revenue(1)	$175,232	$171,506	$3,726	2.2%	$199,927	$206,091	$(6,164)	(3.0)%
Tenant reimbursements(2)	35,740	35,709	31	0.1%	41,728	41,856	(128)	(0.3)%
Other income(3)	419	704	(285)	(40.5)%	486	874	(388)	(44.4)%
Rental income	$211,391	$207,919	$3,472	1.7%	$242,141	$248,821	$(6,680)	(2.7)%
Our Same Property Portfolio and Total Portfolio rental income increased by $3.5 million, or 1.7%, and $6.7 million, or 2.7%, respectively, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, for the reasons described below:

(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue increased by $3.7 million, or 2.2%, and decreased by $6.2 million, or 3.0%, respectively, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in our Same Property Portfolio rental revenue is primarily due to higher average rental rates on leases in effect during the period, primarily reflecting the continued impact of new and renewal leases executed in prior periods at higher rental rates and an increase in the weighted average occupancy of the portfolio. The decrease in our Total Portfolio rental revenue was impacted by $8.9 million of net lease termination income recognized in the first quarter of 2025, consisting of lump-sum lease termination fees and write-offs of deferred rent receivables and below-market lease intangibles associated with those terminations, with no significant comparable lease termination income recognized in the current quarter, as well as reduced rental revenue attributable to the disposition of 12 properties between January 1, 2025 and March 31, 2026.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $31 thousand, or 0.1%, and our Total Portfolio tenant reimbursements revenue decreased by $0.1 million, or 0.3%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses and higher billings for other reimbursable expenses, partially offset by approximately $0.9 million of operating expense concessions provided to a single tenant during the first quarter of 2026 and lower reimbursable insurance expenses. The decrease in our Total Portfolio tenant reimbursements revenue was impacted by reduced tenant reimbursements attributable to the disposition of 12 properties between January 1, 2025 and March 31, 2026, partially offset by higher tenant reimbursements primarily related to reimbursable property tax expenses at other properties not included in our Same Property Portfolio.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income decreased by $0.3 million, or 40.5%, and $0.4 million, or 44.4%, respectively, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in miscellaneous income.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue is zero for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025, reflecting the termination of the Company’s management and leasing services agreements effective January 1, 2026.
Interest Income
Interest income decreased by $0.4 million, or 11.6%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $2.0 million, or 4.3%, and $1.5 million, or 2.7%, respectively, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, repairs and maintenance expenses, and allocated overhead costs, partially offset by a decrease in insurance expenses. The increase in our Total Portfolio property expenses was impacted by reduced property expenses attributable to the disposition of 12 properties between January 1, 2025 and March 31, 2026, partially offset by higher property tax expenses at other properties not included in our Same Property Portfolio.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $4.9 million, or 24.9%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower non-cash equity compensation expense following the executive leadership transition and related transition and separation arrangements implemented in late 2025.

Depreciation and Amortization
Our Same Property Portfolio and Total Portfolio depreciation and amortization expense decreased by $4.4 million, or 6.7%, and $13.8 million, or 15.9%, respectively, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to lower depreciation expense resulting from acquisition‑related in‑place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2025, as well as a $4.0 million write‑off of acquisition‑related in‑place lease costs recorded in the first quarter of 2025. These decreases were partially offset by higher depreciation expense related to capital improvements placed into service subsequent to January 1, 2025 and higher amortization of deferred leasing costs. The larger decrease in our Total Portfolio depreciation and amortization expense also reflects $4.1 million of building and improvement write‑offs recorded in the first quarter of 2025 and lower depreciation and amortization expense attributable to the disposition of 12 properties between January 1, 2025 and March 31, 2026.
Other Income
During the three months ended March 31, 2026, we recognized $1.4 million in other income related to the sale of solar tax credits. No comparable income was recognized during the prior year period.
Other Expenses
Our Total Portfolio other expenses decreased by $2.1 million from $2.2 million for the three months ended March 31, 2025 to $0.1 million for the three months ended March 31, 2026, primarily due to $1.5 million of severance costs associated with a workforce reduction in the first quarter of 2025, a $0.4 million decrease in construction demolition costs and a $0.3 million decrease in write-offs of construction-related costs related to cancelled projects.
Interest Expense
Our Total Portfolio interest expense decreased by $0.7 million, or 2.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $1.1 million decrease due to the repayment of the $100 Million Notes in August 2025 and a $0.7 million decrease resulting from new interest rate swaps on our $400.0 million term loan facility, which became effective on July 1, 2025 and carry lower fixed rates than the swaps they replaced. These decreases were partially offset by a $0.9 million increase due to lower capitalized interest related to repositioning and development activities and a $0.2 million increase resulting from the amortization of deferred costs related to the amendment of the credit agreement in the second quarter of 2025.
Impairment of Real Estate
During the three months ended March 31, 2026, we recognized additional impairment charges totaling $6.8 million related to five development properties for which the expected holding period was shortened in the fourth quarter of 2025 and a plan to pursue their sale was adopted. The impairment charges primarily reflect incremental write‑downs for estimated selling costs and, for one property, a slight revision to the contracted sales price. During the quarter, three of these properties were sold and two additional properties were classified as held for sale as of March 31, 2026. No impairment charges were recognized during the three months ended March 31, 2025.
Gains on Sale of Real Estate
During the three months ended March 31, 2026, we recognized gains on sale of real estate of $26.3 million from the disposition of five properties that were sold for an aggregate gross sales price of $127.4 million, with no gain or loss recognized on the sale of three of these properties, as their carrying values had been reduced to their sales prices through impairment charges recognized in prior and current periods. During the three months ended March 31, 2025, we recognized gains on sale of real estate of $13.2 million from the disposition of one property that was sold for a gross sales price of $52.5 million.

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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$94,562	$74,048
Adjustments:
Depreciation and amortization	72,933	86,740
Impairment of real estate	6,824	—
Gains on sale of real estate	(26,281)	(13,157)
Funds From Operations (FFO)	$148,038	$147,631
Adjustments:
Acquisition expenses(1)	—	79
Non-capitalizable demolition costs(1)	—	365
Severance costs(1)(2)	—	1,483
Other nonrecurring expenses(1)(3)	62	—
Core FFO	$148,100	$149,558
Less: preferred stock dividends	(2,314)	(2,314)
Less: Core FFO attributable to noncontrolling interests(4)	(5,284)	(5,461)
Less: Core FFO attributable to participating securities(5)	(744)	(760)
Company share of Core FFO	$139,758	$141,023
(1)Amounts are included in the line item “Other expenses” in the consolidated statements of operations.

(2)Includes costs associated with workforce reduction and workforce reorganization.
(3)Reflects nonrecurring advisory service costs.
(4)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 2 CPOP Units and Series 3 CPOP Units. On March 6, 2025, we exercised our conversion right to convert all remaining 904,583 Series 2 preferred units into OP Units.
(5)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership. For the three months ended March 31, 2026, Core FFO attributable to participating securities was adjusted to exclude $691 thousand of otherwise allocable Core FFO related solely to transition‑related restricted stock awards that were outstanding as of March 31, 2026.
Non-GAAP Supplemental Measures: NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP measure which includes the revenue and expenses directly attributable to our real estate properties. NOI is calculated as rental income less property expenses (before interest expense, depreciation and amortization).
We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on sale of real estate, impairment losses of depreciable operating property and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effects and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income	$242,141	$248,821
Less: Property expenses	56,763	55,261
Net Operating Income	$185,378	$193,560
Above/(below) market lease revenue adjustments	(4,647)	(9,186)
Straight line rental revenue adjustment	(15,136)	(5,517)
Cash Net Operating Income	$165,595	$178,857

The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$94,562	$74,048
Adjustments:
General and administrative	14,925	19,868
Depreciation and amortization	72,933	86,740
Other income	(1,350)	—
Other expenses	102	2,239
Interest expense	26,600	27,288
Management and leasing services	—	(142)
Interest income	(2,937)	(3,324)
Impairment of real estate	6,824	—
Gains on sale of real estate	(26,281)	(13,157)
Net Operating Income	$185,378	$193,560
Above/(below) market lease revenue adjustments	(4,647)	(9,186)
Straight line rental revenue adjustment	(15,136)	(5,517)
Cash Net Operating Income	$165,595	$178,857
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$94,562	$74,048
Interest expense	26,600	27,288
Depreciation and amortization	72,933	86,740
Impairment of real estate	6,824	—
Gains on sale of real estate	(26,281)	(13,157)
EBITDAre	$174,638	$174,919

Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At March 31, 2026, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
As of March 31, 2026, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.3 billion, with $636.0 million due within 12 months (including $575.0 million of 2027 Exchangeable Notes due on March 15, 2027 and the $60.0 million term loan facility maturing on October 27, 2026, which can be extended for three remaining one-year terms at our option);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $351.7 million, of which $122.0 million is due within 12 months;
•Commitments of $62.6 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $23.4 million, of which $1.6 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of March 31, 2026, our cash and cash equivalents were $51.7 million, and we did not have borrowings outstanding under our unsecured revolving credit facility, leaving $1.245 billion available for future borrowings after giving effect to the $4.6 million letter of credit that was issued under the unsecured revolving credit facility.

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
During the three months ended March 31, 2026, we completed the sale of five properties for an aggregate gross sales price of $127.4 million and net cash proceeds of $122.7 million. We did not pursue a 1031 Exchange in connection with these dispositions, and the proceeds were therefore available for other capital allocation purposes.
We expect to continue selectively and opportunistically disposing of properties; however, the timing of any future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
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
During the three months ended March 31, 2026, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the ATM Program.
As of March 31, 2026, approximately $927.4 million of common stock remained available to be sold under the ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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

Investment Grade Rating
Our credit ratings at March 31, 2026, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at March 31, 2026, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of March 31, 2026, under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.25 billion (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $1.05 billion, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had $135.0 million of borrowings outstanding under the Revolver and $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.110 billion available for future borrowings.

Uses of Liquidity
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. As discussed above under “— Factors that May Influence Future Results of Operations —Acquisitions, Disposition and Value-Add Repositioning and Development of Properties,” as of March 31, 2026, 21 of our properties were under current repositioning/development or lease-up. We currently estimate that approximately $106.8 million of additional capital will be required over the next several years to complete the repositioning/development of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services (including as a result of trade disputes and tariffs) and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these capital expenditures through a combination of available cash on hand, disposition proceeds, the issuance of common stock under the ATM Program, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Three Months Ended March 31, 2026
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$39,867	30,061,253	$1.33
Recurring Capital Expenditures(5)	2,314	50,708,486	$0.05
Total Capital Expenditures	$42,181
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

On April 21, 2026, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	June 30, 2026	July 15, 2026
OP Units	$0.435	June 30, 2026	July 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	June 15, 2026	June 30, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	June 15, 2026	June 30, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	June 15, 2026	June 30, 2026
Stock Repurchase Programs
On February 2, 2026, the Board authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “February 2026 Repurchase Program”). At that time, the Board terminated the prior $500.0 million stock repurchase program, and the February 2026 Repurchase Program replaced and superseded it in all respects. The February 2026 Repurchase Program was set to expire on February 29, 2028, unless modified, extended or terminated earlier at the Board’s discretion.
Under our stock repurchase programs, we may purchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the three months ended March 31, 2026, we repurchased 5,534,357 shares of common stock under the February 2026 Repurchase Program for a total of $200.1 million, including commissions, at a weighted average price of $36.14 per share. All repurchased shares were retired on the respective settlement dates. As of March 31, 2026, $299.9 million remained available under the February 2026 Repurchase Program.
On April 21, 2026, the Board terminated the February 2026 Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “April 2026 Repurchase Program”). The April 2026 Repurchase Program replaced and superseded, in all respects, the February 2026 Repurchase Program and is scheduled to expire on April 30, 2028, unless modified, extended or terminated earlier at the Board’s discretion.
Acquisitions
One of our most significant liquidity needs has historically been for the acquisition of real estate properties. Year to date, as of the filing date of this Quarterly Report on Form 10-Q, we did not acquire any properties and have no acquisitions under contract or accepted offer. However, we continue to monitor potential acquisition opportunities within our target markets that we believe may represent attractive investment opportunities. While the actual number of acquisitions that we complete will be dependent upon a number of factors, in the short term, we expect to fund our future acquisitions through available cash on hand, cash flows from operations, borrowings available under the Revolver and capital recycled through property dispositions and, in the long term, through the issuance of equity securities or proceeds from long-term secured and unsecured financings.

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2026:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/30/2029	(3)	S+0.685%	(4)	4.365%	(5)	$—
$575M Exchangeable Senior Notes due 2027(6)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.760%	(4)	3.577%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(6)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Term Loan	5/30/2030		S+0.760%	(4)	4.174%	(8)	400,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,175,000

Secured Debt:
$60M Term Loan(9)	10/27/2026	(9)	S+1.250%	(9)	5.060%		$60,000
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		13,712
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,667
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,268
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,573
Total Secured Debt							$96,720
Total Consolidated Debt					3.723%		$3,271,720
(1)Reflects the contractual interest rate under the terms of each loan as of March 31, 2026 (and the weighted average interest rate for total consolidated debt) and includes the effect of interest rate swaps that were effective as of March 31, 2026. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $24.3 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2026.
(3)The Revolver has two six-month extensions, subject to certain terms and conditions.
(4)As of March 31, 2026, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan, plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Facility, less a sustainability-related rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of March 31, 2026, the applicable facility fee is 0.125%, less a sustainability-related rate adjustment of 0.01%. The effective rate assumes daily SOFR of 3.680% as of March 31, 2026.
(6)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.

(7)As of March 31, 2026, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.57725% after adding the applicable margin and sustainability-related rate adjustment.
(8)As of March 31, 2026, Term SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.41375%, resulting in an all-in fixed rate of 4.17375% after adding the applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of March 31, 2026, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties. As of March 31, 2026, we have three one-year extension options available, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of March 31, 2026:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	3.0	3.723%	$3,271,720	100%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	1.3	4.639%	$96,720	3%
Unsecured	3.1	3.695%	$3,175,000	97%
(1)Includes the effect of interest rate swaps that were effective as of March 31, 2026. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $24.3 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of March 31, 2026.
(3)Fixed-rate debt includes our variable-rate debt that has been effectively fixed through the use of interest rate swaps through maturity.
At March 31, 2026, we had consolidated indebtedness of $3.3 billion, reflecting a net debt to total combined market capitalization of approximately 29.2%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our required quarterly financial debt covenants as of March 31, 2026.
Cash Flows
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Cash provided by operating activities	$141,166	$152,551	$(11,385)
Cash provided by (used in) investing activities	$59,707	$(29,043)	$88,750
Cash (used in) provided by financing activities	$(314,937)	$375,205	$(690,142)
Net cash provided by operating activities. Net cash provided by operating activities decreased by $11.4 million to $141.2 million for the three months ended March 31, 2026, compared to $152.6 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower Cash NOI from our consolidated portfolio and changes in working capital, partially offset by a decrease in cash interest paid compared to the prior-year period.
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $59.7 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $29.0 million for the three months ended March 31, 2025. The increase in net cash flows was primarily attributable to a $72.6 million increase in proceeds from the sale of real estate for comparable periods and a $16.1 million decrease in cash paid for construction costs, including costs related to repositioning/development projects.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $314.9 million for the three months ended March 31, 2026, compared to net cash provided by financing activities of $375.2 million for the three months ended March 31, 2025. The $690.1 million decrease in net cash flows was primarily attributable to a $477.6 million decrease in net cash proceeds from issuances of common stock, as no shares were issued during the first quarter of 2026, and $200.1 million of cash used for the repurchase of common stock during the first quarter of 2026, with no comparable activity in the prior-year period.

Inflation
We do not believe that inflation has historically had a material impact on the Company. Significant inflation in recent years, together with current higher fuel and energy costs driven by geopolitical instability and volatility in global energy markets, may result in increased operating expenses and capital expenditures which could have a material impact on our financial position or results of operations. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above.

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
As of March 31, 2026, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.27 billion. As of March 31, 2026, 100% of this consolidated indebtedness is fixed-rate debt under the terms of the loan or through the use of interest rate swaps. As such, as of March 31, 2026, if SOFR were to increase or decrease, there would be no impact to interest expense or future earnings and cash flows until the applicable interest rate swaps mature.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors
Please refer to our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors as set forth in that document.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
January 1, 2026 to January 31, 2026	35,862	$40.98	—	$349,927
February 1, 2026 to February 28, 2026	2,671,008	$37.45	2,670,227	$399,947
March 1, 2026 to March 31, 2026	2,880,073	$34.92	2,864,130	$299,889
	5,586,943	$36.17	5,534,357
(1)Includes 52,586 shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
(2)On August 29, 2025, our Board authorized a stock repurchase program pursuant to which we could repurchase up to $500.0 million of our outstanding common stock (the “August 2025 Repurchase Program”). The January 2026 information reflected in the table above relates solely to the remaining authorization under the August 2025 Repurchase Program, as no shares were repurchased during that month. On February 2, 2026, the Board authorized the February 2026 Repurchase Program, which replaced and superseded the August 2025 Repurchase Program. All purchases of equity securities during February and March 2026 were made pursuant to the February 2026 Repurchase Program. On April 21, 2026, the Board terminated the February 2026 Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to $500.0 million of our outstanding common stock (the April 2026 Repurchase Program). No shares were repurchased under the April 2026 Repurchase Program during the period covered by the table above.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

3.5	Eighth Amended and Restated Agreement of Limited Partnership of Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on March 21, 2022).
10.1	Rexford Industrial Realty, Inc. Executive Severance Plan, effective as of February 24, 2026. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on February 26, 2026).
22.1*	List of Issuers of Guaranteed Securities
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

April 27, 2026	/s/ Laura Clark
Laura Clark
Chief Executive Officer (Principal Executive Officer)

April 27, 2026	/s/ Michael Fitzmaurice
Michael Fitzmaurice
Chief Financial Officer (Principal Financial and Accounting Officer)