Form 10-Q
period 2026-06-30
Rexford Industrial Realty, Inc.
filed 2026-07-28
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at July 23, 2026 was 222,988,124.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Land	$7,104,413	$7,689,921
Buildings and improvements	4,541,066	4,677,318
Tenant improvements	206,540	198,161
Furniture, fixtures and equipment	132	132
Construction in progress	324,365	451,109
Total real estate held for investment	12,176,516	13,016,641
Accumulated depreciation	(1,163,226)	(1,165,792)
Investments in real estate, net	11,013,290	11,850,849
Cash and cash equivalents	32,226	165,778
Loan receivable, net	123,934	123,704
Rents and other receivables, net	12,132	13,958
Deferred rent receivable, net	210,474	190,376
Deferred leasing costs, net	90,864	87,745
Deferred loan costs, net	5,877	6,886
Acquired lease intangible assets, net	114,489	140,627
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	9,247	2,025
Other assets	16,987	25,609
Total Assets	$11,634,676	$12,612,713
LIABILITIES & EQUITY
Liabilities
Notes payable	$3,263,724	$3,251,909
Interest rate swap liability	3	829
Accounts payable, accrued expenses and other liabilities	99,101	120,849
Dividends and distributions payable	100,960	103,399
Acquired lease intangible liabilities, net	105,856	116,487
Tenant security deposits	92,386	92,444
Tenant prepaid rents	79,518	88,777
Total Liabilities	3,741,548	3,774,694
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at June 30, 2026 and December 31, 2025 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at June 30, 2026 and December 31, 2025 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 222,989,057 and 231,580,135 shares outstanding at June 30, 2026 and December 31, 2025, respectively	2,230	2,316
Additional paid-in capital	8,631,341	8,945,123
Cumulative distributions in excess of earnings	(1,255,153)	(642,130)
Accumulated other comprehensive income (loss)	7,473	(422)
Total stockholders’ equity	7,541,567	8,460,563
Noncontrolling interests	351,561	377,456
Total Equity	7,893,128	8,838,019
Total Liabilities and Equity	$11,634,676	$12,612,713
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Rental income	$242,996	$241,568	$485,137	$490,389
Management and leasing services	—	132	—	274
Interest income	2,510	7,807	5,447	11,131
TOTAL REVENUES	245,506	249,507	490,584	501,794
OPERATING EXPENSES
Property expenses	56,214	55,298	112,977	110,559
General and administrative	13,693	19,752	28,618	39,620
Depreciation and amortization	73,479	71,188	146,412	157,928
TOTAL OPERATING EXPENSES	143,386	146,238	288,007	308,107
OTHER (EXPENSES) INCOME
Other income	3,500	—	4,850	—
Other expenses, net	2,001	(244)	1,899	(2,483)
Interest expense	(28,571)	(26,701)	(55,171)	(53,989)
Impairment of real estate	(624,754)	—	(631,578)	—
Gains on sale of real estate	21,893	44,361	48,174	57,518
Debt extinguishment and modification expenses	—	(291)	—	(291)
TOTAL OTHER (EXPENSES) INCOME	(625,931)	17,125	(631,826)	755
NET (LOSS) INCOME	(523,811)	120,394	(429,249)	194,442
Less: net loss (income) attributable to noncontrolling interests	19,665	(4,060)	16,290	(6,909)
NET (LOSS) INCOME ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	(504,146)	116,334	(412,959)	187,533
Less: preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: earnings allocated to participating securities	(441)	(592)	(1,449)	(1,131)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(506,902)	$113,427	$(419,037)	$181,773
Net (loss) income attributable to common stockholders per share - basic	$(2.26)	$0.48	$(1.85)	$0.78
Net (loss) income attributable to common stockholders per share - diluted	$(2.26)	$0.48	$(1.86)	$0.78
Weighted average shares of common stock outstanding - basic	223,812,383	236,098,831	226,049,970	231,771,448
Weighted average shares of common stock outstanding - diluted	223,812,383	236,098,831	234,635,603	231,771,448

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(523,811)	$120,394	$(429,249)	$194,442
Other comprehensive income (loss): cash flow hedge adjustments	4,769	(2,584)	8,203	(5,869)
Comprehensive (loss) income	(519,042)	117,810	(421,046)	188,573
Less: Comprehensive loss (income) attributable to noncontrolling interests	19,482	(3,966)	15,982	(6,694)
Comprehensive (loss) income attributable to Rexford Industrial Realty, Inc.	$(499,560)	$113,844	$(405,064)	$181,879

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2026	$155,676	226,286,486	$2,263	$8,745,875	$(651,692)	$2,887	$8,255,009	$378,697	$8,633,706
Share-based compensation	—	14,559	—	2,572	—	—	2,572	(1,305)	1,267
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(565,390)	(5)	(19,377)	—	—	(19,382)	—	(19,382)
Repurchase of common stock	—	(2,801,307)	(28)	(100,028)	—	—	(100,056)	—	(100,056)
Conversion of OP Units to common stock	—	54,709	—	2,299	—	—	2,299	(2,299)	—
Net income (loss)	2,315	—	—	—	(506,461)	—	(504,146)	(19,665)	(523,811)
Other comprehensive income	—	—	—	—	—	4,586	4,586	183	4,769
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,315)	—	—	—	—	—	(2,315)	—	(2,315)
Preferred unit distributions	—	—	—	—	—	—	—	(90)	(90)
Common stock dividends ($0.435 per common share)	—	—	—	—	(97,000)	—	(97,000)	—	(97,000)
Common unit distributions	—	—	—	—	—	—	—	(3,960)	(3,960)
Balance at June 30, 2026	$155,676	222,989,057	$2,230	$8,631,341	$(1,255,153)	$7,473	$7,541,567	$351,561	$7,893,128

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$155,676	231,580,135	$2,316	$8,945,123	$(642,130)	$(422)	$8,460,563	$377,456	$8,838,019
Share-based compensation	—	302,553	3	5,247	—	—	5,250	735	5,985
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(617,976)	(6)	(21,471)	—	—	(21,477)	—	(21,477)
Repurchase of common stock	—	(8,335,664)	(83)	(300,083)	—	—	(300,166)	—	(300,166)
Conversion of OP Units to common stock	—	60,009	—	2,525	—	—	2,525	(2,525)	—
Net income (loss)	4,629	—	—	—	(417,588)	—	(412,959)	(16,290)	(429,249)
Other comprehensive income	—	—	—	—	—	7,895	7,895	308	8,203
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(180)	(180)
Common stock dividends ($0.870 per common share)	—	—	—	—	(195,435)	—	(195,435)		(195,435)
Common unit distributions	—	—	—	—	—	—	—	(7,943)	(7,943)
Balance at June 30, 2026	$155,676	222,989,057	$2,230	$8,631,341	$(1,255,153)	$7,473	$7,541,567	$351,561	$7,893,128

The accompanying notes are an integral part of these consolidated financial statements.

 REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$155,676	225,285,011	$2,253	$8,601,276	$(441,881)	$6,746	$8,324,070	$401,909	$8,725,979
Issuance of common stock	—	9,776,768	97	478,475	—	—	478,572	—	478,572
Offering costs	—	—	—	(974)	—	—	(974)	—	(974)
Share-based compensation	—	263,107	3	4,236	—	—	4,239	16,320	20,559
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(42,515)	—	(1,706)	—	—	(1,706)	—	(1,706)
Conversion of OP Units to common stock	—	1,412,380	14	58,957	—	—	58,971	(58,971)	—
Net income	4,629	—	—	—	182,904	—	187,533	6,909	194,442
Other comprehensive loss	—	—	—	—	—	(5,654)	(5,654)	(215)	(5,869)
Preferred stock dividends ($0.734376 per series B preferred share and $0.703126 per series C preferred share)	(4,629)	—	—	—	—	—	(4,629)	—	(4,629)
Preferred unit distributions	—	—	—	—	—	—	—	(471)	(471)
Common stock dividends ($0.8600 per common share)	—	—	—	—	(203,332)	—	(203,332)	—	(203,332)
Common unit distributions	—	—	—	—	—	—	—	(7,547)	(7,547)
Balance at June 30, 2025	$155,676	236,694,751	$2,367	$9,140,264	$(462,309)	$1,092	$8,837,090	$357,934	$9,195,024

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(429,249)	$194,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	146,412	157,928
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(8,452)	(14,974)
Amortization of debt issuance costs	2,667	2,389
Amortization of discount/(premium) on notes payable, net	3,303	3,139
Accretion of net loan origination fees and costs	(230)	(230)
Loss on debt extinguishment	—	200
Impairment of real estate	631,578	—
Gains on sale of real estate	(48,174)	(57,518)
Share-based compensation	4,841	19,790
Straight-line rent	(25,103)	(12,435)
Amortization related to termination/settlement of interest rate derivatives	155	154
Change in working capital components:
Rents and other receivables	1,571	3,017
Deferred leasing costs	(22,387)	(11,406)
Other assets	7,647	10,442
Accounts payable, accrued expenses and other liabilities	(9,597)	(11,447)
Tenant security deposits	400	285
Tenant prepaid rents	(7,430)	(3,068)
Net cash provided by operating activities	247,952	280,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111,097)	(162,344)
Proceeds from sale of real estate	255,008	128,958
Net cash provided by (used in) investing activities	143,911	(33,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	477,598
Proceeds from borrowings	279,000	—
Repayment of borrowings	(272,146)	(481)
Payment of debt issuance costs	—	(9,308)
Dividends paid to preferred stockholders	(4,629)	(4,629)
Dividends paid to common stockholders	(198,014)	(195,610)
Distributions paid to common unitholders	(7,803)	(7,498)
Distributions paid to preferred unitholders	(180)	(471)
Repurchase of common stock under stock repurchase programs	(300,166)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(21,477)	(1,706)
Net cash (used in) provided by financing activities	(525,415)	257,895
(Decrease) increase in cash, cash equivalents and restricted cash	(133,552)	505,217
Cash, cash equivalents and restricted cash, beginning of period	165,778	55,971
Cash, cash equivalents and restricted cash, end of period	$32,226	$561,188
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $13,378 and $17,294 for the six months ended June 30, 2026 and 2025, respectively)	$49,058	$50,124
Supplemental disclosure of noncash transactions:
Accrual for capital expenditures	$31,077	$51,942
Accrual of dividends and distributions	$100,960	$105,594
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
    Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and develop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. From time to time we may also sell assets as part of our capital allocation strategy. As of June 30, 2026, our consolidated portfolio consisted of 409 properties with approximately 49.9 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2026 and December 31, 2025, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following tables provide a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2026 and 2025 (in thousands):

	As of January 1,
	2026	2025
Cash and cash equivalents	$165,778	$55,971
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$165,778	$55,971

	As of June 30,
	2026	2025
Cash and cash equivalents	$32,226	$431,117
Restricted cash	—	130,071
Cash, cash equivalents and restricted cash, end of period	$32,226	$561,188
Investments in Real Estate
Acquisitions
While we have not made any recent property acquisitions, our accounting policy for acquisitions and business combinations is described below.
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
We capitalized interest costs of $6.0 million and $9.1 million during the three months ended June 30, 2026 and 2025, respectively, and $13.4 million and $17.3 million during the six months ended June 30, 2026 and 2025, respectively. We capitalized real estate taxes and insurance costs aggregating $1.9 million and $2.1 million during the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $4.0 million during the six months ended June 30, 2026 and 2025, respectively. We capitalized compensation costs for employees who provide construction services of $3.4 million and $3.6 million during the three months ended June 30, 2026 and 2025, respectively, and $7.5 million and $7.1 million during the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, we did not have any properties classified as held for sale.
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
See “Note 3 – Investments in Real Estate” for details.
Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of June 30, 2026 and December 31, 2025, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
Leases as a Lessee
We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. ROU assets represent our right to use, or control the use of, a specified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is generally recognized on a straight-line basis over the term of the lease through the amortization of the ROU assets and lease liabilities. Additionally, for our operating leases, we do not separate non-lease components, such as common area maintenance, from associated lease components. See “Note 7 – Leases” for additional lessee disclosures required under lease accounting standards.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2026 and December 31, 2025, we have not established a liability for uncertain tax positions.
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
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease are recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.4 million and $0.1 million as a net reduction adjustment to rental income for the three months ended June 30, 2026 and 2025, respectively, and $4.1 million and $2.4 million as a net reduction adjustment to rental income for the six months ended June 30, 2026 and 2025 in the consolidated statements of operations.
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

3.    Investments in Real Estate
Impairment of Real Estate and Dispositions
During the six months ended June 30, 2026, we sold 12 properties for an aggregate gross sales price of approximately $265.3 million and recorded total gains on sale of real estate of approximately $48.2 million. Seven of the properties sold were subject to impairment prior to disposition, including additional impairment charges recorded during the six months ended June 30, 2026, primarily to reflect estimated costs to sell upon classification as held for sale. As a result, the sale of these properties did not result in a gain or loss.
The following table summarizes properties that were sold during the six months ended June 30, 2026.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/06/2026	—	$14,500
18250 Euclid Street	Orange County - Airport	2/24/2026	62,838	$26,710
29010 Avenue Paine	Los Angeles - San Fernando Valley	3/17/2026	100,157	$31,000
13700-13738 Slover Avenue	San Bernardino - Inland Empire West	3/18/2026	17,862	$14,475
600-708 Vermont Avenue	Orange County - North	3/25/2026	133,836	$40,700
423-424 Berry Way	Orange County - North	4/16/2026	101,380	$16,514
18455 Figueroa Street	Los Angeles - South Bay	5/01/2026	146,765	$34,900
17031-17037 Green Drive	Los Angeles - San Gabriel Valley	5/04/2026	51,000	$16,653
19100 Susana Road	Los Angeles - South Bay	5/07/2026	52,714	$16,100
13711 Freeway Drive	Los Angeles - Mid-Counties	5/11/2026	82,180	$15,775
3901 Via Oro Avenue	Los Angeles - South Bay	5/11/2026	53,817	$10,275
2610 S. Birch Street	Orange County - Airport	6/02/2026	83,852	$27,680
Total			886,401	$265,282
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.
During the six months ended June 30, 2026, we recognized total impairment charges of $631.6 million related to certain real estate assets. While a portion of the impairment charges related to properties sold during the period, the majority of the impairment charges related to properties that remained on the balance sheet as of June 30, 2026 and were attributable to shortened expected holding periods and other circumstances that resulted in estimated fair values below carrying value. Estimated fair values were primarily based on non-binding offers or letters of intent received from third-party buyers, valuations prepared by third-party real estate brokers, and contracted sales prices for properties sold during the period. For impaired assets remaining on the balance sheet as of June 30, 2026, the assets did not meet the criteria for classification as held for sale and therefore continued to be classified as held and used.

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition related intangible liabilities, including below-market tenant leases (in thousands):

	June 30, 2026	December 31, 2025
Acquired Lease Intangible Assets:
In-place lease intangibles	$350,315	$398,161
Accumulated amortization	(262,656)	(289,347)
In-place lease intangibles, net	$87,659	$108,814

Above-market tenant leases	$40,012	$48,079
Accumulated amortization	(25,453)	(28,619)
Above-market tenant leases, net	$14,559	$19,460

Below-market ground lease	$12,976	$12,976
Accumulated amortization	(705)	(623)
Below-market ground lease, net	$12,271	$12,353
Acquired lease intangible assets, net	$114,489	$140,627

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(261,388)	$(274,353)
Accumulated amortization	155,532	157,866
Below-market tenant leases, net	$(105,856)	$(116,487)
Acquired lease intangible liabilities, net	$(105,856)	$(116,487)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
In-place lease intangibles(1)	$7,820	$11,316	$16,575	$27,813
Net below-market tenant leases(2)	$(2,945)	$(4,928)	$(6,732)	$(13,254)
Below-market ground leases(3)	$41	$41	$82	$82
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

5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is securitized by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. As of June 30, 2026, the borrower was current on monthly interest payments.
As of June 30, 2026, the carrying value of the loan receivable was $123.9 million, which reflects $1.1 million of unamortized origination fees/costs. As of December 31, 2025, the carrying value of the loan receivable was $123.7 million, which reflects $1.3 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of June 30, 2026 and December 31, 2025.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility	$14,000	$—	S+0.685%	(2)	4.365%	(3)	5/30/2029	(4)
$575M Exchangeable Senior Notes due 2027	575,000	575,000	n/a		4.375%		3/15/2027
$300M Term Loan	300,000	300,000	S+0.760%	(2)	3.577%	(5)	5/26/2027
$125M Senior Notes	125,000	125,000	n/a		3.930%		7/13/2027
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	575,000	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Term Loan	400,000	400,000	S+0.760%	(2)	4.174%	(6)	5/30/2030
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$3,189,000	$3,175,000

Secured Debt:
$60M Term Loan(7)	60,000	60,000	S+1.250%		5.060%	(7)	10/27/2026	(7)
701-751 Kingshill Place(8)	—	6,715	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(9)	13,608	13,814	n/a		3.930%		7/1/2027
2205 126th Street(10)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(10)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(9)	3,646	3,688	n/a		4.260%		7/1/2028
Gilbert/La Palma(9)	1,212	1,323	n/a		5.125%		3/1/2031
7817 Woodley Avenue(9)	2,537	2,609	n/a		4.140%		8/1/2039
Total Secured Debt	$96,503	$103,649
Total Unsecured and Secured Debt	$3,285,503	$3,278,649
Less: Unamortized premium/discount and debt issuance costs(11)	(21,779)	(26,740)
Total	$3,263,724	$3,251,909
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2026, and includes the effect of interest rate swaps that were effective as of June 30, 2026. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums and discounts.
(2)As of June 30, 2026, the interest rates on these loans are comprised of daily Secured Overnight Financing Rate (“SOFR”) for both the unsecured revolving credit facility and $400.0 million unsecured term loan, and 1-month term SOFR (“Term SOFR”) for the $300.0 million unsecured term loan, plus an applicable margin of 0.725% per annum for the unsecured revolving credit facility and 0.80% per annum for the $300.0 million and $400.0 million unsecured term loans, based on our leverage ratio and investment grade ratings, less a sustainability-related interest rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(3)The unsecured revolving credit facility is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of June 30, 2026, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%.
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
(7)The loan is secured by six properties and has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. Term SOFR for this loan has been swapped to a fixed rate of 3.710% through July 30, 2026, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. As of June 30, 2026, we have three one-year extension options available, subject to certain terms and conditions.
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
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of June 30, 2026, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

July 1, 2026 - December 31, 2026	$60,441
2027	1,019,078
2028	314,218
2029	614,427
2030	800,448
Thereafter	476,891
Total	$3,285,503
Debt maturing over the next twelve months is expected to be addressed through refinancing, extensions, repayment with cash on hand and/or borrowings under our unsecured revolving credit facility.
Exchangeable Senior Notes
As of June 30, 2026, we had outstanding $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of the 2029 Exchangeable Notes) redeemed.
As of June 30, 2026 and December 31, 2025, the net carrying amount of the 2027 Exchangeable Notes was $571.9 million and $569.8 million, respectively, with unamortized debt discount and issuance costs of $3.1 million and $5.2 million, respectively. As of June 30, 2026 and December 31, 2025, the net carrying amount of the 2029 Exchangeable Notes was $568.0 million and $566.8 million, respectively, with unamortized debt discount and issuance costs of $7.0 million and $8.2 million, respectively.
Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year. For the three and six months ended June 30, 2026, we recognized total interest expense on the Exchangeable Notes of $13.9 million and $27.7 million, respectively, with coupon interest of $12.2 million and $24.4 million, and amortization of debt discount and issuance costs of $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2025, we recognized total interest expense of $13.8 million and $27.6 million, respectively, with coupon interest of $12.2 million and $24.4 million, and amortization of debt discount and issuance costs of $1.6 million and $3.2 million, respectively.

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
In connection with the issuance of each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If specified conditions under the registration rights agreement are not satisfied, we may be required to pay additional interest on the applicable series of Exchangeable Notes. We account for such potential additional interest as contingent obligations under ASC Subtopic 825-20: Financial Instruments - Registration Payment Arrangements and ASC Subtopic 450-20: Loss Contingencies. As payments of such additional interest were not probable as of June 30, 2026, no liability was recognized.
Fifth Amended and Restated Credit Agreement
As of June 30, 2026, under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.25 billion unsecured revolving credit facility (the “Revolver”), a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $1.05 billion, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
As of June 30, 2026, we had $14.0 million of borrowings outstanding under the Revolver and $4.6 million of outstanding letters of credit that reduced our borrowing capacity, leaving $1.231 billion available for future borrowings.

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
    Subject to the terms of the Credit Agreement, $60 Million Term Loan, Senior Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Senior Notes from either Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of June 30, 2026, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly financial debt covenants as of June 30, 2026.

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
    For the three and six months ended June 30, 2026, we recognized rental income related to operating lease payments of $240.1 million and $478.4 million, respectively, consisting of fixed lease payments of $195.9 million and $392.0 million and variable lease payments of $44.2 million and $86.4 million. For the three and six months ended June 30, 2025, we recognized rental income related to operating lease payments of $236.6 million and $477.1 million, respectively, consisting of fixed lease payments of $194.7 million and $392.5 million and variable lease payments of $41.9 million and $84.6 million.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2026 (in thousands):

Twelve Months Ended June 30,
2027	$728,326
2028	662,593
2029	554,916
2030	417,372
2031	293,085
Thereafter	691,397
Total	$3,347,689
    The future minimum base rents in the table above exclude tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of June 30, 2026, our office space leases have current remaining lease terms of approximately two years with options to renew for an additional term of three to five years each. As of June 30, 2026, we also have a ground lease which we assumed in the acquisition of 2970 East 50th Street in March 2022 that has a current remaining lease term of approximately 35 years and four additional ten-year options to renew.
    As of June 30, 2026, total ROU assets and lease liabilities were approximately $6.3 million and $7.6 million, respectively. As of December 31, 2025, total ROU assets and lease liabilities were approximately $6.8 million and $8.3 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost(1) (in thousands)	2026	2025	2026	2025
Operating lease cost	$372	$401	$745	$805
Variable lease cost	17	15	23	48
Sublease income	—	(31)	—	(63)
Total lease cost	$389	$385	$768	$790
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$437	$360	$872	$822

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease term(1)	49.9 years	46.2 years
Weighted-average discount rate(2)	4.12%	4.13%
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

    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of June 30, 2026 (in thousands):

June 30, 2026
July 1, 2026 - December 31, 2026	$752
2027	1,798
2028	542
2029	164
2030	164
Thereafter	19,560
Total undiscounted lease payments	$22,980
Less imputed interest	(15,396)
Total lease liabilities	$7,584

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at June 30, 2026 and December 31, 2025 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$60,000	$60,000	$(3)	$(65)
Interest Rate Swaps	7/27/2022	5/26/2027	2.81700%	$150,000	$150,000	$1,487	$1,013
Interest Rate Swaps	7/27/2022	5/26/2027	2.81750%	$150,000	$150,000	$1,486	$1,012
Interest Rate Swap	7/1/2025	5/30/2030	3.41750%	$250,000	$250,000	$3,879	$(522)
Interest Rate Swap	7/1/2025	5/30/2030	3.40500%	$125,000	$125,000	$2,007	$(189)
Interest Rate Swap	7/1/2025	5/30/2030	3.42000%	$25,000	$25,000	$388	$(53)
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
The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$5,515	$(1,077)	$9,770	$(2,846)
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$746	$1,507	$1,567	$3,023
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$28,571	$26,701	$55,171	$53,989
(1)Includes amounts that are being amortized from AOCI into interest expense on a straight-line basis related to the treasury rate lock agreements that were settled in August 2021 and March 2023 and for which amounts will continue to be reclassified over the ten-year and five-year terms, respectively, of the hedged transactions.
As of June 30, 2026, we estimate that approximately $4.7 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.
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
    The table below sets forth the estimated fair value of our interest rate swaps as of June 30, 2026 and December 31, 2025, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

		Fair Value Measurement Using
Description	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Interest rate swap asset	$9,247	$—	$9,247	$—
Interest rate swap liability	$(3)	$—	$(3)	$—
December 31, 2025
Interest rate swap asset	$2,025	$—	$2,025	$—
Interest rate swap liability	$(829)	$—	$(829)	$—

Nonrecurring Measurements – Impairment of Real Estate
We measure certain properties at fair value on a nonrecurring basis in accordance with ASC 820 when changes in expected holding periods or other circumstances indicate that the carrying value of the properties may not be recoverable. The fair values of these properties were determined using Level 2 and Level 3 inputs within the fair value hierarchy. Level 2 inputs consisted of quoted market values obtained from non-binding offers and letters of intent received from third-party buyers. Level 3 inputs consisted of valuations prepared by third-party real estate brokers. See “Note 3 – Investments in Real Estate” for additional information.
The table below sets forth the fair value and related carrying values of properties measured on a nonrecurring basis for which impairments were recognized as of June 30, 2026 and December 31, 2025 (in thousands) by level within the fair value hierarchy.

		Fair Value Measurement Using
Description	Total Fair Value	Level 1	Level 2	Level 3	Carrying Value(1)
Real estate assets measured at fair value due to changes in expected holding periods and other circumstances
June 30, 2026	$1,225,984	$—	$1,189,051	$36,933	$1,225,984
December 31, 2025	$149,989	$—	$149,989	$—	$149,989
(1)Amount represents the aggregate carrying value of certain properties impaired, as adjusted to fair value, primarily included in the line item “Investments in real estate, net” in the accompanying consolidated balance sheets.
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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of June 30, 2026 and December 31, 2025 (in thousands).

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3	Carrying Value
Loan Receivable at:
June 30, 2026	$126,720	$—	$—	$126,720	$123,934
December 31, 2025	$129,015	$—	$—	$129,015	$123,704

Notes Payable at:
June 30, 2026	$3,207,059	$—	$—	$3,207,059	$3,263,724
December 31, 2025	$3,226,955	$—	$—	$3,226,955	$3,251,909

10.    Related Party Transactions
    Howard Schwimmer
    Effective January 1, 2026, the Company terminated its management and leasing services agreements with Howard Schwimmer, our former Co-Chief Executive Officer, and no management or leasing services revenue was recognized for the three and six months ended June 30, 2026.
Through December 31, 2025, we had earned management fees and leasing commissions from entities controlled by Mr. Schwimmer, which were included in “Management and leasing services” in the consolidated statements of operations. Such fees totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
As of June 30, 2026, we had commitments of approximately $81.6 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of June 30, 2026, we had a $4.6 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.
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
    Concentration of Properties in Southern California
As of June 30, 2026, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.

    Tenant Concentration
During the six months ended June 30, 2026, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Stockholders’ Equity
Preferred Stock
At June 30, 2026 and December 31, 2025, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			June 30, 2026		December 31, 2025
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
Common Stock
Stock Repurchase Programs
On April 21, 2026, the Board authorized a stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “April 2026 Repurchase Program”). The April 2026 Repurchase Program replaced and superseded, in all respects, our previously authorized February 2026 repurchase program and expires on April 30, 2028, unless modified, extended or terminated earlier at the Board’s discretion.
Under our stock repurchase programs, we may repurchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the six months ended June 30, 2026, we repurchased 8,335,664 shares of common stock for an aggregate cost of $300.2 million, including commissions, at a weighted average price of $35.99 per share. Of this amount, $200.1 million was repurchased under the February 2026 stock repurchase program prior to its termination and $100.1 million was repurchased under the April 2026 Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of June 30, 2026, $399.9 million remained available for repurchase under the April 2026 Repurchase Program. Subsequent to June 30, 2026, the Board terminated the April 2026 Repurchase Program and authorized a new $1.0 billion stock repurchase program. See “Note 16 – Subsequent Events” for additional information.
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
During the six months ended June 30, 2026, we did not sell any shares of common stock directly through sales agents or enter into forward equity sale agreements under the Current ATM Program.

As of June 30, 2026, approximately $927.4 million of common stock remained available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the three and six months ended June 30, 2026 and 2025, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accumulated other comprehensive income (loss) - beginning balance	$2,887	$3,582	$(422)	$6,746
Other comprehensive income (loss) before reclassifications	5,515	(1,077)	9,770	(2,846)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(746)	(1,507)	(1,567)	(3,023)
Net current period other comprehensive income (loss)	4,769	(2,584)	8,203	(5,869)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(183)	94	(308)	215
Other comprehensive income (loss) attributable to common stockholders	4,586	(2,490)	7,895	(5,654)
Accumulated other comprehensive income - ending balance	$7,473	$1,092	$7,473	$1,092
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “CPOP Units”).
Operating Partnership Units
As of June 30, 2026, noncontrolling interests included 5,624,933 OP Units, 1,765,430 fully-vested LTIP units and 1,325,969 fully-vested performance units, and represented approximately 3.8% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the six months ended June 30, 2026, 60,009 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $2.5 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

13.    Incentive Award Plan
    Fourth Amended and Restated 2013 Incentive Award Plan
On May 19, 2026, our stockholders approved the Fourth Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (the “Plan”), superseding and replacing our prior incentive award plan. Pursuant to the Plan, we may make grants of restricted stock, LTIP units of partnership interest in our Operating Partnership (“LTIP Units”), performance units in our Operating Partnership (“Performance Units”), dividend equivalents and other stock based and cash awards to our non-employee directors, employees and consultants.
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
As of June 30, 2026, a total of 4,907,431 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the six months ended June 30, 2026:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2026	1,623,077	$42.12	325,395	$41.37
Granted	333,804	$40.45	147,306	$37.78
Forfeited	(31,251)	$44.06	—	$—
Vested(1)	(1,297,422)	$41.39	(287,416)	$40.96
Balance at June 30, 2026	628,208	$42.64	185,285	$39.14
(1)During the six months ended June 30, 2026, 617,976 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of June 30, 2026:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
July 1, 2026 - December 31, 2026	7,317	60,824	701,025
2027	236,470	55,338	903,897
2028	174,152	49,386	406,460
2029	137,592	13,440	—
2030	72,677	6,297	—
Total	628,208	185,285	2,011,382
(1)Represents the maximum number of Performance Units that could become earned and vested in December of 2026, November/December of 2027, and December of 2028, assuming achievement of maximum total shareholder return for all awards, and, with respect to awards vesting in 2026 and 2027, maximum FFO per share growth, in each case measured over the applicable three-year performance period.
Former Executive Officer Transition-Related Share-Based Compensation
Certain performance awards included in the November 2025 transition and separation arrangements with two former executive officers remain subject to prospective adjustment for changes in estimated achievement of the applicable FFO performance condition through final certification following the end of the applicable three-year performance period. During the second quarter of 2026, we recorded a $2.9 million reduction to previously recognized share-based compensation expense related to such awards due to changes in estimated performance achievement. Consistent with the presentation of the original transition-related share-based compensation expense, this adjustment was recognized in “Other expenses, net” in the accompanying consolidated statements of operations.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expensed share-based compensation(1)	$778	$10,091	$4,841	$19,790
Capitalized share-based compensation(2)	489	446	1,144	769
Total share-based compensation	$1,267	$10,537	$5,985	$20,559
(1)Amounts expensed are included in “General and administrative,” “Property expenses” and “Other expenses, net” in the accompanying consolidated statements of operations.
(2)For the three and six months ended June 30, 2026 and 2025, amounts capitalized relate to employees who provide construction services, and are included in “Building and improvements” in the consolidated balance sheets.
As of June 30, 2026, total unrecognized compensation cost related to all unvested share-based awards was $34.4 million and is expected to be recognized over a weighted average remaining period of 30 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(523,811)	$120,394	$(429,249)	$194,442
Less: Preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: Net loss (income) attributable to noncontrolling interests	19,665	(4,060)	16,290	(6,909)
Less: Net income attributable to participating securities	(441)	(592)	(1,449)	(1,131)
Net (loss) income attributable to common stockholders	$(506,902)	$113,427	$(419,037)	$181,773
Add back: Net loss attributable to noncontrolling interests	—	—	(16,470)	—
Numerator for diluted net (loss) income attributable to common stockholders	$(506,902)	$113,427	$(435,507)	$181,773

Denominator:
Weighted average shares of common stock outstanding – basic	223,812,383	236,098,831	226,049,970	231,771,448
Effect of dilutive securities - noncontrolling interests	—	—	8,585,633	—
Weighted average shares of common stock outstanding – diluted	223,812,383	236,098,831	234,635,603	231,771,448

Earnings per share - Basic
Net (loss) income attributable to common stockholders	$(2.26)	$0.48	$(1.85)	$0.78
Earnings per share - Diluted
Net (loss) income attributable to common stockholders	$(2.26)	$0.48	$(1.86)	$0.78
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
We also consider the effect of other potentially dilutive securities, including the CPOP Units and interests in the Operating Partnership that may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive. Such interests were included in diluted EPS for the six months ended June 30, 2026, and were excluded from all other periods presented as their inclusion would have been anti-dilutive. The CPOP Units were anti-dilutive for all periods presented.
As of June 30, 2026, the Exchangeable Notes were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for all periods presented.
15.    Segment Reporting
We operate as one operating segment. We are engaged in the business of investing in, operating, repositioning and developing industrial real estate properties located in Southern California infill markets. Our operating results depend primarily upon generating rental revenue from leasing and operating our industrial properties. As of June 30, 2026, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer collectively act as the chief operating decision maker (the “CODM”) of the Company. Our CODM reviews financial information presented on a consolidated basis when making decisions related to assessing our operating performance and allocating resources.
Segment Profitability Measure and Total Assets
Consolidated net income or loss, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. Consolidated net income or loss is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results.
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income or loss for the three and six months ended June 30, 2026 and 2025.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income or loss (in the accompanying consolidated statements of operations) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recoverable property expenses(1)	$47,083	$46,797	$95,097	$93,646
Non-recoverable property expenses(2)	9,131	8,501	17,880	16,913
Property expenses	$56,214	$55,298	$112,977	$110,559
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.

16.    Subsequent Events
Dispositions
On July 23, 2026, we completed the sale of the property located at 1340 Rocky Point Drive in Oceanside, California for a gross sales price of $7.6 million.
Dividends and Distributions Declared
On July 20, 2026, the Board declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	September 30, 2026	October 15, 2026
OP Units	$0.435	September 30, 2026	October 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2026	September 30, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2026	September 30, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 15, 2026	September 30, 2026
New Stock Repurchase Program
On July 20, 2026, the Board terminated the April 2026 Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $1.0 billion of our outstanding common stock (the “July 2026 Repurchase Program”). The July 2026 Repurchase Program replaced and superseded, in all respects, the April 2026 Repurchase Program and is scheduled to expire on July 31, 2028, unless modified, extended or terminated earlier at the Board’s discretion.

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
As of June 30, 2026, our consolidated portfolio consisted of 409 properties with approximately 49.9 million rentable square feet.
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
Management Update
Effective April 1, 2026, Laura Clark assumed the role of Chief Executive Officer and John Nahas assumed the role of Chief Operating Officer, as part of the Company’s leadership succession plan announced in November 2025. Howard Schwimmer and Michael Frankel ceased serving as Co‑Chief Executive Officers effective March 31, 2026 and continued to serve as directors on the Board until their terms expired at the 2026 Annual Meeting of Shareholders on May 19, 2026. The Company continues to execute on operating and capital initiatives announced in connection with this transition, including changes to capital allocation priorities, a reduction in development exposure and enhanced operational rigor and synergies.

2026 Year to Date Highlights
Financial and Operational Highlights
•Net loss attributable to common stockholders was $419.0 million for the six months ended June 30, 2026, compared to net income attributable to common stockholders of $181.8 million for the prior-year period.
•Recognized impairment charges of $631.6 million for the six months ended June 30, 2026, including $624.8 million recognized during the second quarter of 2026, primarily related to certain properties identified for potential disposition as part of our ongoing portfolio review.
•Core funds from operations (Core FFO)(1) attributable to common stockholders increased by 0.2% to $281.2 million for the six months ended June 30, 2026, compared to the prior-year period.
•Net operating income (NOI)(1) decreased by 2.0% to $372.2 million for the six months ended June 30, 2026, compared to the prior-year period.
•Total portfolio occupancy at June 30, 2026 was 90.0%.
•Same Property Portfolio(2) NOI increased by 0.3% to $328.5 million and Same Property Portfolio Cash NOI(1) increased by 0.6% to $306.0 million for the six months ended June 30, 2026, compared to the prior-year period.
•Same Property Portfolio average occupancy for the six months ended June 30, 2026 was 96.0% and ending occupancy at June 30, 2026 was 95.1%.
•Executed a total of 261 new and renewal leases with a combined 6.2 million rentable square feet, with leasing spreads of (7.7)% on a net effective basis and (14.0)% on a cash basis. Excluding one lease extension covering 1.1 million rentable square feet, leasing spreads were 1.7% on a net effective basis and (6.1)% on a cash basis.
Dispositions
•During the first quarter of 2026, we sold five properties with a combined 314,693 rentable square feet for a total gross sale price of $127.4 million and recognized $26.3 million in gains on sale of real estate. Three of the properties had been previously impaired and were sold without a gain or loss.
•During the second quarter of 2026, we sold seven properties with a combined 571,708 rentable square feet for a total gross sale price of $137.9 million and recognized $21.9 million in gains on sale of real estate. Four of the properties had been previously impaired and were sold without a gain or loss.
•Subsequent to the second quarter of 2026, we sold one property with 22,667 rentable square feet for a gross sale price of $7.6 million.
Repositioning & Development
•During the first quarter of 2026, we stabilized our development project located at 12118 Bloomfield Avenue and our repositioning project located at 1315 Storm Parkway, which have a combined 144,889 rentable square feet.
•During the second quarter of 2026, we stabilized our development projects located at 3211 Mission Oaks Boulevard and 19900 Plummer Street, which have a combined 196,391 rentable square feet. We also leased our 46,653 rentable square foot repositioning project located at 14955 Salt Lake Avenue which will stabilize in the third quarter of 2026 upon lease commencement.
•During the second quarter of 2026, we also completed construction of four of our development properties with a combined 449,316 square feet that are now classified in the lease-up stage.
•Subsequent to the second quarter of 2026, we executed two leases totaling 102,025 rentable square foot lease at our development project located at 3680-3880 Voyager Street and our repositioning project located at 24935 Avenue Kearny.
__________________________
(1) See “Non-GAAP Supplemental Measures: Funds From Operations” and “Non-GAAP Supplemental Measures: NOI and Cash NOI” included under Item 2 of this Form 10-Q for definitions of Core FFO, NOI, Same Property Portfolio NOI and Cash NOI, reconciliations to the most directly comparable GAAP measures, and a discussion of why we believe these measures are useful supplemental measures of operating performance.
(2) For a definition of “Same Property Portfolio,” see “Results of Operations” included under Item 2 of this Form 10-Q.

Share Repurchases
•During the first quarter of 2026, we repurchased 5,534,357 shares of our common stock under our stock repurchase program at a weighted average price of $36.14 per share for a total of $200.1 million, including commissions.
•During the second quarter of 2026, we repurchased 2,801,307 shares of our common stock under our stock repurchase program at a weighted average price of $35.70 per share for a total of $100.1 million, including commissions.
•Subsequent to the second quarter of 2026, a new $1.0 billion stock repurchase program was approved, replacing and superseding our prior repurchase program, with a term through July 31, 2028.
Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long-term due to high land and development costs, increasing regulatory hurdles with restrictive development constraints and a dearth of developable land. That said, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including recent changes in trade and tariff policy, an uncertain interest rate environment, persistent inflation and global geopolitical unrest. According to third-party market data, market rent growth within our infill Southern California markets has decreased approximately 24% from the peak levels reached in mid-2023. This decline follows an average increase of approximately 80% during the pandemic years of 2020 through 2022. Based on the same third-party market data, overall market rents remain approximately 40% above pre-pandemic levels.
Leasing activity across our portfolio was healthy during the first half of 2026. In the second quarter, market vacancy decreased and net absorption was positive, however, performance across submarkets, size ranges and quality varies. We recognize that heightened macroeconomic and tariff uncertainty may continue to weigh on tenant decision-making and may influence tenant demand going forward.
Tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products, advanced manufacturing, food and beverage, construction and logistics, e-commerce, among other sectors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our diverse tenant base and attract tenant demand over the long-term.
General Market Conditions
We believe our portfolio’s leasing performance during the second quarter of 2026 has generally outpaced that of the infill markets within which we operate. We believe this performance has been driven by our business model focused on acquiring and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, comprised of smaller space sizes averaging 28,000 square feet located entirely within last-mile, infill Southern California locations is well positioned to serve regional consumption and may be less susceptible to changes in global trade flows as compared to large warehouses located within non-infill submarkets. We also believe the quality and approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets. Additionally, supply under construction is far below recent historical levels, and coupled with the increasingly restrictive regulatory environment, the near and long term opportunity to create value through repositioning existing assets is robust.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy decreased quarter-over-quarter to 5.0% and average asking lease rates declined quarter-over-quarter.
In Orange County, vacancy increased quarter-over-quarter to 5.5% and average asking lease rates declined quarter-over-quarter.

In the Inland Empire West, which contains infill markets in which we operate, vacancy decreased quarter-over-quarter to 5.9% and average taking lease rates decreased quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where there is excess land available for development.
In San Diego, vacancy decreased quarter-over-quarter to 6.6% and average asking lease rates declined quarter-over-quarter.
In Ventura County, vacancy decreased quarter-over-quarter to 4.2% and average asking lease rates declined quarter-over-quarter.
Acquisitions, Dispositions and Value-Add Repositioning and Development of Properties
Our growth strategy remains centered on creating long‑term, per‑share FFO and net asset value through disciplined capital allocation, targeted industrial investment within infill Southern California, and the execution of value‑add initiatives across our industrial portfolio. While we did not complete any acquisitions during the prior year or first half of 2026, we continue to evaluate investment opportunities that we believe have the potential to be accretive to Core FFO and net asset value per share and satisfy our underwriting criteria, which reflect current market conditions and our cost of capital. We also continue to evaluate and execute repositioning and improvement initiatives within our existing portfolio to enhance property functionality, marketability, future cash flow growth and long-term value creation.
Consistent with the capital allocation strategy announced in November 2025 and following a comprehensive portfolio review completed during 2026, we currently anticipate approximately $1.5 billion to $2.0 billion of dispositions in 2026. Properties identified for potential disposition are generally those that we believe offer lower long-term risk-adjusted returns relative to alternative uses of capital. Our disposition strategy reflects our efforts to enhance portfolio quality, improve capital efficiency and reallocate capital toward opportunities that we believe offer the most attractive long-term risk-adjusted returns. We currently intend to use net proceeds from dispositions primarily to reduce outstanding indebtedness, fund value-add repositioning and development activity within our existing portfolio and repurchase shares of our common stock. We believe these actions will further align our portfolio and capital allocation with our longstanding focus on infill Southern California industrial real estate, a market that we believe continues to offer attractive long-term fundamentals.
The Company’s historical investment strategy targets industrial property investments demonstrating the potential for accretion in Core FFO and net asset value, both on a per share basis, over the near- to longer-term. These target investments may comprise acquiring leased, stabilized properties as well as properties with value-add opportunities to improve functionality and to deploy our value-driven asset management programs in order to increase cash flow and value. Acquisitions may comprise single property investments as well as the purchase of portfolios of properties. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill-Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California. Similarly, while our focus is owning and operating industrial properties in Southern California infill markets, occasionally an acquisition may include non-industrial properties, such as office and other uses, with the intent to reposition or develop the properties into industrial use or to dispose of the non-industrial assets. In either case, we would endeavor to take appropriate steps to satisfy REIT safe harbor requirements and avoid prohibited transactions under REIT tax laws.
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
A development property is defined as a property where we plan to fully demolish an existing building(s) due to building obsolescence and/or construct a ground-up building on a property with excess or vacant land. Consistent with the capital allocation strategy announced in November 2025, we re-evaluated our near-term development pipeline at the end of 2025 to focus on opportunities that satisfy enhanced underwriting criteria. As part of this process, we evaluated alternatives including proceeding with development, postponing construction, or selling the site based on relative risk‑adjusted returns. Following this review, we determined not to proceed with six projects totaling approximately 850,000 square feet of planned development. During the first quarter of 2026, we sold three of these projects, and during the second quarter of 2026 we sold the other three projects.
As of June 30, 2026, six of our repositioning or development properties were under construction and 14 of our properties were in the lease-up stage. In addition, we have identified five properties as near-term potential future repositioning and development opportunities. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2026 and 2025, as the timing of these stabilizations have a direct impact on our current and comparative results of operations. We consider a repositioning/development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 6/30/2026
Under Construction
3680-3880 Voyager Street (3547-3555 Voyager Street)	South Bay	Development	67,734	1Q-2025	3Q-2026	53%(3)
7815 Van Nuys Boulevard	Greater San Fernando Valley	Development	78,904	2Q-2025	4Q-2026	—%
14400 Figueroa Street (Figueroa & Rosecrans)	South Bay	Repositioning	56,771	3Q-2025	2Q-2027	—%
950 West 190th Street	South Bay	Development	196,900	4Q-2025	3Q-2027	—%
9323 Balboa Avenue	Central San Diego	Development	177,551	4Q-2025	2Q-2027	—%
16425 Gale Avenue	San Gabriel Valley	Development	290,830	2Q-2026	4Q-2027	—%
Total Under Construction			868,690
– See footnotes starting on page 47 –

				Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 6/30/2026
Lease-Up
9615 Norwalk Boulevard	Mid-Counties	Development	201,571	3Q-2021	4Q-2025	—%
4416 Azusa Canyon Road(4)	San Gabriel Valley	Development	129,830	4Q-2022	2Q-2025	—%
15010 Don Julian Road	San Gabriel Valley	Development	219,690	1Q-2023	4Q-2025	—%
12772 San Fernando Road(4)	Greater San Fernando Valley	Development	143,529	3Q-2023	1Q-2025	—%
1500 Raymond Avenue(4)	North Orange County	Development	136,218	4Q-2023	1Q-2025	—%
19301 Santa Fe Avenue	South Bay	Repositioning	LAND	2Q-2024	3Q-2025	—%
8985 Crestmar Point	Central San Diego	Repositioning	53,395	4Q-2024	3Q-2025	—%
14955 Salt Lake Avenue(5)	San Gabriel Valley	Repositioning	46,653	4Q-2024	3Q-2025	100%
14940 Proctor Road	San Gabriel Valley	Development	160,094	4Q-2024	2Q-2026	—%
11234 Rush Street	San Gabriel Valley	Development	101,728	4Q-2024	2Q-2026	—%
5235 Hunter Avenue	North Orange County	Development	121,364	1Q-2025	2Q-2026	—%
9455 Cabot Drive	Central San Diego	Repositioning	81,670	2Q-2025	4Q-2025	—%
1175 Aviation Place	Greater San Fernando Valley	Repositioning	93,202	3Q-2025	4Q-2025	—%
24935-24955 Avenue Kearny	Greater San Fernando Valley	Repositioning	66,130	4Q-2025	2Q-2026	100%(6)
Total Lease-up			1,555,074

Property	Submarket	Repositioning/Development	Projected Rentable Square Feet	Estimated Construction Start Period
Near-Term Potential Future Repositioning and Development:
9400-9500 Santa Fe Springs Road(7)	Mid-Counties	Repositioning	184,270	3Q-2026
3100 Fujita Street	South Bay	Repositioning	91,516	3Q-2026
9000 Airport Boulevard	South Bay	Development	395,684	4Q-2026
4181 Ruffin Road	Central San Diego	Development	220,943	1Q-2027
3550 Tyburn Street	Greater San Fernando Valley	Repositioning	85,537	1Q-2027
Total Near-Term Potential Future Repositioning and Development			977,950

– See footnotes starting on page 47 –

Property	Market	Stabilized Rentable Square Feet	Period Stabilized
2026 Stabilizations(8)
12118 Bloomfield Avenue	LA	107,045	1Q-2026
1315 Storm Parkway	LA	37,844	1Q-2026
3211-3233 Mission Oaks Boulevard(9)	VC	116,852	2Q-2026
19900 Plummer Street	LA	79,539	2Q-2026
Total 2026 Stabilized		341,280

2025 Stabilizations(8)
4039 Calle Platino (North County SD)	SD	73,807	1Q-2025
29120 Commerce Center Drive (SF Valley)	LA	135,258	1Q-2025
East 27th Street (Central LA)	LA	126,563	1Q-2025
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520	1Q-2025
29125 Avenue Paine (SF Valley)	LA	176,107	1Q-2025
218 Turnbull Canyon (SG Valley)	LA	191,153	2Q-2025
1901 Via Burton (North OC)	OC	139,449	2Q-2025
11308-11350 Penrose Street (SF Valley)	LA	71,547	3Q-2025
1020 Bixby Drive (SG Valley)	LA	57,600	3Q-2025
Harcourt & Susana (South Bay)	LA	34,000	3Q-2025
8888 Balboa Avenue (Central SD)	SD	123,492	3Q-2025
6027 Eastern Avenue (Central LA)	LA	94,140	3Q-2025
3071 Coronado Street (North OC)	OC	105,173	3Q-2025
2390-2444 American Way (North OC)	OC	100,483	3Q-2025
14434-14527 San Pedro Street (South Bay)(10)	LA	58,225	4Q-2025
3935-3949 Heritage Oak Court (Ventura)	VC	190,031	4Q-2025
800 Sandhill Avenue (17000 Kingsview Avenue) (South Bay)	LA	100,121	4Q-2025
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	163,435	4Q-2025
Rancho Pacifica - Building 5 (South Bay)(11)	LA	76,553	4Q-2025
17907 Figueroa Street (South Bay)	LA	76,468	4Q-2025
21515 Western Avenue (South Bay)	LA	83,740	4Q-2025
Total 2025 Stabilized		2,225,865
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
(3)As of June 30, 2026, 3880 Voyager Street was 0% leased. Subsequent to quarter end, a 35,895 rentable square foot lease was executed, bringing the property to 53% leased. The lease is expected to commence in October 2026, subject to completion of construction.
(4)Certain properties that have met our stabilization criteria, as defined in footnote (8), remain reflected in lease-up for presentation purposes because they have not yet achieved 90% occupancy. For presentation purposes, such properties are reclassified from lease-up to stabilized upon achieving 90% occupancy.

(5)As of June 30, 2026, 14955 Salt Lake Ave is 100% leased with lease commencement expected in August 2026.
(6)As of June 30, 2026, 24935-24955 Avenue Kearny was 0% leased. Subsequent to quarter end, a 66,130 rentable square foot lease was executed, bringing the property to 100% leased. The lease is expected to commence in December 2026.
(7)9400-9500 Santa Fe Springs Road totals 595,304 rentable square feet and the proposed repositioning project pertains to work at only one of the units, totaling 184,270 rentable square feet.
(8)We consider a repositioning or development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(9)As of June 30, 2026, the entire project includes 526,069 rentable square feet, comprised of: (i) 3211 Mission Oaks Boulevard, a newly constructed building totaling 116,852 rentable square feet, and (ii) 3233 Mission Oaks Boulevard, with 409,217 rentable square feet which were not redeveloped. Site improvements were completed across the entire project. The rentable square feet and property leased percentage apply only to 3211 Mission Oaks Boulevard.
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
Capitalized Costs
Properties that are nonoperational as a result of repositioning or development activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $13.4 million of interest expense and $4.3 million of insurance and real estate tax expenses during the six months ended June 30, 2026, respectively, related to our repositioning and development projects.
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
Occupancy Rates
As of June 30, 2026, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 90.0% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 94.8% occupied. Additionally, our improved land and industrial outdoor storage (IOS) sites, totaling approximately 8.3 million land square feet or 189.7 acres, were 92.8% occupied at June 30, 2026. We believe the opportunity to increase occupancy at our properties will continue to be an important driver of future revenue growth, particularly as repositioning and development projects are completed and move through the lease-up phase.
As summarized in the tables under “—Acquisitions, Dispositions and Value-Add Repositioning and Development of Properties” above, as of June 30, 2026, six of our properties with a combined 0.9 million square feet of rentable area at completion are under current repositioning or development, 14 properties with a combined 1.6 million square feet of rentable area are in lease-up, and we have a near-term pipeline of five repositioning and development projects with a combined 1.0 million square feet of rentable area at completion. Additionally, we have 0.6 million rentable square feet of other repositioning projects. Vacant space at these properties is concentrated in our Los Angeles, Orange County, San Bernardino and San Diego markets and represents 5.0% of our total consolidated portfolio square footage as of June 30, 2026. Including vacant space at these properties, our weighted average occupancy rate as of June 30, 2026 in our Los Angeles, Orange County, San Bernardino

and San Diego markets was 90.1%, 91.8%, 86.9% and 90.4%, respectively. Excluding vacant space at these properties, our weighted average occupancy rate as of June 30, 2026, in these markets was 95.0%, 96.5%, 91.7% and 98.2%, respectively. We believe that an important portion of our long-term future growth will come from the completion and lease-up of projects currently under or scheduled for repositioning/development, as well as from select opportunities that meet established return thresholds, whether within our existing portfolio or through new investments, which may vary from period to period subject to market conditions.
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
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and six months ended June 30, 2026:

	New Leases
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2026	59	1,296,230	4.1	$14.78	(8.7)%	(12.8)%
Q2-2026	53	840,344	4.8	$14.99	(13.8)%	(19.5)%
Total/Weighted Average	112	2,136,574	4.4	$14.86	(10.9)%	(15.7)%

	Renewal Leases						Expired Leases		Retention %(5)
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(6)	Cash Leasing Spreads(3)(6)	Number of Leases	Rentable Square Feet(7)	Rentable Square Feet
Q1-2026	85	2,829,822	3.0	$14.70	(10.3)%	(15.9)%	152	4,638,894	64.5%
Q2-2026	64	1,261,446	4.6	$16.62	1.4%	(8.1)%	116	2,788,275	60.4%
Total/Weighted Average	149	4,091,268	3.5	$15.29	(6.8)%	(13.6)%	268	7,427,169	63.1%
Excluding One Lease Extension:(8)
Total/Weighted Average	148	2,989,428	3.6	$15.49	7.0%	(2.2)%
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

(4)The net effective and cash re-leasing spreads for new leases executed during the six months ended June 30, 2026, exclude 42 leases aggregating 1,131,852 rentable square feet for which there was no comparable lease data. Of these 42 excluded leases, 11 leases aggregating 493,362 rentable square feet were recently repositioned or developed space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned or developed space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than 12 months.
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
(6)The net effective and cash re-leasing rent spreads for renewal leases executed during the six months ended June 30, 2026, exclude two leases with a combined 204,898 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than 12 months or space in pre-development/entitlement process.
(7)Includes leases totaling 752,097 rentable square feet that expired during the six months ended June 30, 2026, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or development.
(8)Reflects our renewal leasing activity, weighted average lease term, effective rent per square foot and leasing spreads for the six months ended June 30, 2026, excluding a 1.1 million square foot lease extension with Tireco, Inc. at 10545 Production Avenue. The current lease, which was originally set to expire in January 2027, was extended through April 2030, commencing February 1, 2027. The above-market prior lease rate was reset to market, representing net effective and cash leasing spreads of (31.0)% and (33.5)%, respectively. The lease includes annual contractual increases of 2.75% and three months of free rent in 2027, in addition to a conversion to a gross lease from a NNN lease, which enables us to capture the benefit from any potential reduction in real estate property taxes. This lease extension is not expected to be indicative of our future portfolio leasing spreads given the unique size of the premises, adjacent competitive supply, and deal structure.
Our leasing activity is impacted both by our repositioning and development efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of June 30, 2026, we have six projects under construction that are expected to become available for leasing beginning in the third quarter of 2026 through the fourth quarter of 2027. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2026, for each of the 10 full and partial calendar years beginning with 2026 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	2,470,539	4.9%	$—	—%	$—
Repositioning/Development(6)	—	2,520,758	5.1%	—	—%	$—
MTM Tenants	14	158,274	0.3%	2,257	0.3%	$14.26
Remainder of 2026	169	2,556,164	5.1%	49,807	6.3%	$19.49
2027	369	6,506,130	13.0%	108,927	13.8%	$16.74
2028	307	7,092,998	14.2%	135,841	17.2%	$19.15
2029	295	7,014,800	14.1%	126,812	16.0%	$18.08
2030	143	7,081,650	14.2%	120,263	15.2%	$16.98
2031	131	8,238,872	16.5%	123,225	15.6%	$14.96
2032	40	2,267,719	4.5%	42,216	5.3%	$18.62
2033	16	785,478	1.6%	14,195	1.8%	$18.07
2034	10	493,497	1.0%	8,828	1.1%	$17.89
2035	8	462,072	0.9%	9,659	1.2%	$20.90
Thereafter	35	2,285,252	4.6%	49,250	6.2%	$21.55
Total Consolidated Portfolio	1,537	49,934,203	100.0%	$791,280	100.0%	$17.61
(1)Represents the contracted building square footage upon expiration.
(2)Annualized base rent (“ABR”) is calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of June 30, 2026, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as ABR set forth in this table divided by ABR for the total portfolio as of June 30, 2026.
(4)Calculated as ABR for such leases divided by the occupied building square feet for such leases as of June 30, 2026. Excluding ABR of $41.6 million associated with improved land and industrial outdoor storage (IOS) leases and $3.0 million associated with cellular tower, solar and parking lot leases, ABR per building square foot is $16.69.
(5)Represents vacant space (not under repositioning/development) as of June 30, 2026. Includes leases aggregating 86,248 rentable square feet that had been signed but had not yet commenced as of June 30, 2026.
(6)Represents vacant space at properties classified as repositioning (including “other repositioning projects”), development or lease-up as of June 30, 2026. Includes leases aggregating 46,653 rentable square feet that had been signed but had not yet commenced as of June 30, 2026.
As of June 30, 2026, in addition to 2.5 million rentable square feet of currently available space in our portfolio and approximately 2.5 million rentable square feet of vacant space under current repositioning/development, leases representing 5.1% and 13.0% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2026 and 2027, respectively. During the six months ended June 30, 2026, we renewed 149 leases for 4.1 million rentable square feet, resulting in a retention rate of 63.1%. During the six months ended June 30, 2026, new and renewal leases had a weighted average term of 4.4 and 3.5, respectively.
A substantial portion of our leases scheduled to expire over the next several years were executed during a period of significantly higher market rental rate growth. Given the moderation in market rents from peak levels, we expect continued pressure on releasing spreads over the next several years, and releasing spreads on a portion of this expiring space may be negative, particularly for leases executed near the peak of the rental rate cycle.

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
Taxable REIT Subsidiary
As of June 30, 2026, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular C-corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. However, our services company has a cumulative unrecognized net operating loss carryforward and therefore there is no income tax provision for the six months ended June 30, 2026 and 2025. Additionally, our services company had minimal activity during these periods.
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
Results of Operations
Our consolidated results of operations are often not comparable from period to period due to the effect of (i) property acquisitions, (ii) property dispositions and (iii) properties that are taken out of service for repositioning or development during the comparative reporting periods. Our “Total Portfolio” represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions, and repositioning/development and to highlight the operating results of our ongoing business, we have separately presented the results of our “Same Property Portfolio.”

For the three and six months ended June 30, 2026 and 2025, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2025 through June 30, 2026, and that were stabilized prior to January 1, 2025, which consisted of buildings aggregating approximately 41.6 million rentable square feet at 341 of our properties. Results for our Same Property Portfolio exclude properties that were sold during the period from January 1, 2025 through June 30, 2026, as well as properties or buildings classified as current or future repositioning or development, or lease-up, during 2025 or 2026 (including select buildings in “other repositioning”).
Same Property Portfolio results are presented only for selected property-level operating line items and, accordingly, exclude management and leasing services revenue, interest income, general and administrative expenses, and all line items included within Other (Expenses) Income. In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes 19 properties aggregating approximately 1.5 million rentable square feet that were sold between January 1, 2025 and June 30, 2026 and properties or buildings classified as current or future repositioning or development, or lease-up, during 2025 or 2026.
As of June 30, 2026 and June 30, 2025, our Same Property Portfolio occupancy was approximately 95.1% and 94.8%, respectively. For the three and six months ended June 30, 2026, our Same Property Portfolio weighted average occupancy was approximately 95.7% and 96.0%, respectively. Comparatively, for the three and six months ended June 30, 2025, our Same Property Portfolio weighted average occupancy was approximately 94.7% and 94.7%, respectively.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
	2026	2025		Change	2026	2025		Change
REVENUES
Rental income	$210,974	$210,887	$87	—%	$242,996	$241,568	$1,428	0.6%
Management and leasing services	—	—	—	—%	—	132	(132)	(100.0)%
Interest income	—	—	—	—%	2,510	7,807	(5,297)	(67.8)%
TOTAL REVENUES	210,974	210,887	87	—%	245,506	249,507	(4,001)	(1.6)%
OPERATING EXPENSES
Property expenses	46,811	45,893	918	2.0%	56,214	55,298	916	1.7%
General and administrative	—	—	—	—%	13,693	19,752	(6,059)	(30.7)%
Depreciation and amortization	59,481	59,956	(475)	(0.8)%	73,479	71,188	2,291	3.2%
TOTAL OPERATING EXPENSES	106,292	105,849	443	0.4%	143,386	146,238	(2,852)	(2.0)%
OTHER (EXPENSES) INCOME
Other income	—	—	—	—%	3,500	—	3,500	—%
Other expenses, net	—	—	—	—%	2,001	(244)	2,245	(920.1)%
Interest expense	—	—	—	—%	(28,571)	(26,701)	(1,870)	7.0%
Impairment of real estate	—	—	—	—%	(624,754)	—	(624,754)	—%
Debt extinguishment and modification expenses	—	—	—	—%	—	(291)	291	(100.0)%
Gains on sale of real estate	—	—	—	—%	21,893	44,361	(22,468)	(50.6)%
TOTAL OTHER (EXPENSES) INCOME	—	—	—	—%	(625,931)	17,125	(643,056)	(3,755.1)%
NET (LOSS) INCOME	$104,682	$105,038	$(356)	(0.3)%	$(523,811)	$120,394	$(644,205)	(535.1)%

Rental Income
In the following table, we present the components of rental income for the three months ended June 30, 2026 and June 30, 2025, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended June 30,		Increase/(Decrease)	%	Three Months Ended June 30,		Increase/(Decrease)	%
Category	2026	2025		Change	2026	2025		Change
Rental revenue(1)	$173,640	$174,948	$(1,308)	(0.7)%	$198,844	$199,698	$(854)	(0.4)%
Tenant reimbursements(2)	36,320	35,481	839	2.4%	42,856	41,403	1,453	3.5%
Other income(3)	1,014	458	556	121.4%	1,296	467	829	177.5%
Rental income	$210,974	$210,887	$87	—%	$242,996	$241,568	$1,428	0.6%
Our Same Property Portfolio rental income increased by $0.1 million, and Total Portfolio rental income increased by $1.4 million, or 0.6%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue decreased by $1.3 million, or 0.7%, and $0.9 million, or 0.4%, respectively, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in our Same Property Portfolio rental revenue is primarily due to a $1.7 million decrease in the amortization of net below-market lease intangibles, a $0.9 million increase in bad debt reserves and write-offs for tenant receivables not deemed probable of collection, and lower effective rental rates on recent new and renewal leases, partially offset by an increase in the weighted average occupancy of the portfolio. The decrease in Total Portfolio rental revenue also reflects a $5.5 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026, partially offset by a $5.0 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.8 million, or 2.4%, and $1.5 million, or 3.5%, respectively, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses and increased billings for other reimbursable expenses, partially offset by lower tenant reimbursements resulting from timing differences in completing prior year recoverable expense reconciliations and lower reimbursable insurance expenses. The increase in Total Portfolio tenant reimbursements revenue also reflects a $1.7 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026, partially offset by a $1.1 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.6 million, or 121.4%, and $0.8 million, or 177.5%, respectively, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in miscellaneous income and fees for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue is zero for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025, reflecting the termination of the Company’s management and leasing services agreements effective January 1, 2026.

Interest Income
Interest income decreased by $5.3 million, or 67.8%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $0.9 million, or 2.0%, and $0.9 million, or 1.7%, respectively, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, allocated overhead costs, utilities expenses, and repairs and maintenance expenses, partially offset by a decrease in insurance expenses. The increase in Total Portfolio property expenses also reflects a $1.4 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026, offset by a $1.4 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $6.1 million, or 30.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower non-cash equity compensation expense following the executive leadership transition and related transition and separation arrangements implemented in late 2025.
Depreciation and Amortization
Our Same Property Portfolio depreciation and amortization expense decreased by $0.5 million, or 0.8%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and our Total Portfolio depreciation and amortization expense increased by $2.3 million, or 3.2% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in our Same Property Portfolio depreciation and amortization expense is primarily due to lower depreciation expense resulting from acquisition‑related in‑place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2025, partially offset by higher depreciation expense related to capital improvements placed into service subsequent to January 1, 2025 and higher amortization of deferred leasing costs. The increase in Total Portfolio depreciation and amortization expense also reflects a $4.2 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026, partially offset by a $1.4 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.
Other Income
During the three months ended June 30, 2026, we recognized $3.5 million of other income related to the resolution of a dispute with a former tenant pursuant to a settlement agreement. No comparable income was recognized during the prior year period.
Other Expenses, Net
Our Total Portfolio other expenses, net, decreased by $2.2 million from expense of $0.2 million for the three months ended June 30, 2025 to income of $2.0 million for the three months ended June 30, 2026. The decrease was primarily attributable to a $2.9 million reduction in previously recognized transition-related share-based compensation expense associated with certain performance awards held by former executive officers due to changes in estimated performance achievement. For additional information, see Note 13 to our consolidated financial statements included in Item 1 of this Report on Form 10-Q. This decrease was partially offset by $0.6 million of employer-paid payroll taxes associated with the vesting of transition-related restricted stock awards in April 2026.
Interest Expense
Our Total Portfolio interest expense increased by $1.9 million, or 7.0%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in interest expense was primarily attributable to a $3.0 million decrease in capitalized interest related to repositioning and development activities and a $0.7 million increase in interest expense associated with borrowings under our unsecured revolving facility. These increases were partially offset by a $1.1 million decrease resulting from the repayment of the $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”) in August 2025 and a $0.7 million decrease reflecting new interest rate swaps on our $400.0 million term loan facility that became effective on July 1, 2025 and carry lower fixed rates than the swaps they replaced.

Impairment of Real Estate
During the three months ended June 30, 2026, we recognized impairment charges totaling $624.8 million related to certain real estate assets. The impairment charges were primarily attributable to changes in management's assumptions regarding expected holding periods for properties identified for disposition, which resulted in estimated fair values below carrying value. The impairment charges also included incremental write-downs on certain properties sold during the quarter that had been previously impaired, primarily to reflect estimated costs to sell upon classification as held for sale. No impairment charges were recognized during the three months ended June 30, 2025.
Gains on Sale of Real Estate
During the three months ended June 30, 2026, we recognized gains on sale of real estate of $21.9 million from the disposition of seven properties that were sold for an aggregate gross sales price of $137.9 million, with no gain or loss recognized on the sale of four of these properties, as their carrying values had been reduced to their sales prices through impairment charges recognized in prior and current periods. During the three months ended June 30, 2025, we recognized gains on sale of real estate of $44.4 million from the disposition of two properties sold for an aggregate gross sales price of $81.6 million.
Debt Extinguishment and Modification Expenses
During the three months ended June 30, 2025, we recognized debt extinguishment and modification expenses of $0.3 million, consisting of a $0.2 million loss on extinguishment of debt from the write-off of unamortized debt issuance costs attributable to creditors in the unsecured revolving credit facility that were not included in the May 2025 amended senior unsecured credit agreement and $0.1 million of third-party fees associated with the modification of the $400.0 million unsecured term loan facility. No debt extinguishment and modification expenses were recognized during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
	2026	2025		Change	2026	2025		Change
REVENUES
Rental income	$422,543	$418,561	$3,982	1.0%	$485,137	$490,389	$(5,252)	(1.1)%
Management and leasing services	—	—	—	—%	—	274	(274)	(100.0)%
Interest income	—	—	—	—%	5,447	11,131	(5,684)	(51.1)%
TOTAL REVENUES	422,543	418,561	3,982	1.0%	490,584	501,794	(11,210)	(2.2)%
OPERATING EXPENSES
Property expenses	94,045	91,171	2,874	3.2%	112,977	110,559	2,418	2.2%
General and administrative	—	—	—	—%	28,618	39,620	(11,002)	(27.8)%
Depreciation and amortization	119,263	124,422	(5,159)	(4.1)%	146,412	157,928	(11,516)	(7.3)%
TOTAL OPERATING EXPENSES	213,308	215,593	(2,285)	(1.1)%	288,007	308,107	(20,100)	(6.5)%
OTHER (EXPENSES) INCOME
Other income	—	—	—	—%	4,850	—	4,850	—%
Other expenses, net	—	—	—	—%	1,899	(2,483)	4,382	(176.5)%
Interest expense	—	—	—	—%	(55,171)	(53,989)	(1,182)	2.2%
Impairment of real estate	—	—	—	—%	(631,578)	—	(631,578)	—%
Gains on sale of real estate	—	—	—	—%	48,174	57,518	(9,344)	(16.2)%
Debt extinguishment and modification expenses	—	—	—	—%	—	(291)	291	(100.0)%
TOTAL OTHER (EXPENSES) INCOME	—	—	—	—%	(631,826)	755	(632,581)	(83,785.6)%
NET (LOSS) INCOME	$209,235	$202,968	$6,267	3.1%	$(429,249)	$194,442	$(623,691)	(320.8)%
Rental Income
In the following table, we present the components of rental income for the six months ended June 30, 2026 and June 30, 2025, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Six Months Ended June 30,		Increase/(Decrease)	%	Six Months Ended June 30,		Increase/(Decrease)	%
Category	2026	2025		Change	2026	2025		Change
Rental revenue(1)	$349,097	$346,204	$2,893	0.8%	$398,771	$405,789	$(7,018)	(1.7)%
Tenant reimbursements (2)	72,020	71,158	862	1.2%	84,584	83,259	1,325	1.6%
Other income(3)	1,426	1,199	227	18.9%	1,782	1,341	441	32.9%
Rental income	$422,543	$418,561	$3,982	1.0%	$485,137	$490,389	$(5,252)	(1.1)%

Our Same Property Portfolio rental income increased by $4.0 million, or 1.0%, and Total Portfolio rental income decreased $5.3 million, or 1.1%, respectively, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio rental revenue increased by $2.9 million, or 0.8%, and our Total Portfolio rental revenue decreased by $7.0 million, or 1.7%, respectively, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in our Same Property Portfolio rental revenue is primarily due to an increase in the weighted average occupancy of the portfolio and the continued impact of new and renewal leases executed in prior periods at favorable effective rental rates, partially offset by a $2.1 million decrease in amortization of net below-market lease intangibles and a $1.3 million increase in bad debt reserves and write-offs for tenant receivables not deemed probable of collection. The decrease in Total Portfolio rental revenue also reflects a $10.0 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026, partially offset by a $0.1 million increase attributable to properties classified as repositioning, development or lease-up during 2025 or 2026. The increase in rental revenue from such properties primarily reflects higher rental revenue during the current-year period, largely offset by the prior-year recognition of $8.9 million of net lease termination income at two properties, consisting of lump-sum lease termination fees and write-offs of deferred rent receivables and below-market lease intangible balances associated with those lease terminations.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue increased by $0.9 million, or 1.2%, and $1.3 million, or 1.6%, respectively during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses and higher billings for other reimbursable expenses, partially offset by approximately $0.9 million of operating expense concessions provided to a single tenant during the first quarter of 2026, lower reimbursable insurance expenses and lower tenant reimbursements resulting from timing differences in completing prior year recoverable expense reconciliations for comparable periods. The increase in Total Portfolio tenant reimbursements revenue also reflects a $2.3 million increase attributable to properties classified as repositioning, development or lease-up during 2025 or 2026, partially offset by a $1.8 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.2 million, or 18.9%, and $0.4 million, or 32.9%, respectively, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increases in miscellaneous income and fees for late rental payments.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue is zero for the six months ended June 30, 2026, compared to $0.3 million for the six months ended June 30, 2025, reflecting the termination of the Company’s management and leasing services agreements effective January 1, 2026.
Interest Income
Interest income decreased by $5.7 million, or 51.1%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $2.9 million, or 3.2%, and $2.4 million, or 2.2%, respectively, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in our Same Property Portfolio property expenses is primarily due to increases in property tax expenses, allocated overhead costs, repairs and maintenance expenses, and utilities expenses, partially offset by a decrease in insurance expenses. The increase in Total Portfolio property expenses also reflects a $2.1 million increase attributable to properties classified as repositioning, development or lease-up during 2025 or 2026, partially offset by a $2.5 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.

General and Administrative
Our Total Portfolio general and administrative expenses decreased by $11.0 million, or 27.8%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower non-cash equity compensation expense following the executive leadership transition and related transition and separation arrangements implemented in late 2025.
Depreciation and Amortization
Our Same Property Portfolio and Total Portfolio depreciation and amortization expense decreased by $5.2 million, or 4.1%, and $11.5 million, or 7.3%, respectively, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in our Same Property Portfolio depreciation and amortization expense is primarily due to lower depreciation expense resulting from acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2025 and a $4.0 million write-off of acquisition-related in-place lease intangibles recorded in the first quarter of 2025. These decreases were partially offset by higher depreciation expense related to capital improvements placed into service subsequent to January 1, 2025 and higher amortization of deferred leasing costs. The decrease in Total Portfolio depreciation and amortization expense also reflects a $3.9 million decrease attributable to properties classified as repositioning, development or lease-up during 2025 or 2026, primarily due to a $4.1 million write-off of building and improvements recorded in the first half of 2025, and a $2.5 million decrease attributable to properties disposed of between January 1, 2025 and June 30, 2026.
Other Income
During the six months ended June 30, 2026, we recognized $4.9 million of other income, consisting of $3.5 million related to the resolution of a dispute with a former tenant pursuant to a settlement agreement and $1.4 million related to the sale of solar tax credits. No comparable income was recognized during the prior year period.
Other Expenses, Net
Our Total Portfolio other expenses, net, decreased by $4.4 million from expense of $2.5 million for the six months ended June 30, 2025, to income of $1.9 million for the six months ended June 30, 2026. The decrease was primarily attributable to a $2.9 million reduction in previously recognized transition-related share-based compensation expense associated with certain performance awards held by former executive officers due to changes in estimated performance achievement. For additional information, see Note 13 to our consolidated financial statements included in Item 1 of this Report on Form 10-Q. The decrease was also attributable to a $1.4 million reduction in severance costs, a $0.4 million reduction in construction demolition costs and a $0.3 million reduction in write-offs of construction-related costs associated with cancelled projects, partially offset by $0.6 million of employer-paid payroll taxes associated with the vesting of transition-related restricted stock awards in April 2026.
Interest Expense
Our Total Portfolio interest expense increased by $1.2 million, or 2.2%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in interest expense was primarily attributable to a $3.9 million decrease in capitalized interest related to repositioning and development activities and a $0.9 million increase in interest expense associated with borrowings under our unsecured revolving facility. These increases were partially offset by a $2.2 million decrease resulting from the repayment of the $100 Million Notes in August 2025 and a $1.4 million decrease reflecting new interest rate swaps on our $400.0 million term loan facility that became effective on July 1, 2025 and carry lower fixed rates than the swaps they replaced.
Impairment of Real Estate
During the six months ended June 30, 2026, we recognized impairment charges totaling $631.6 million related to certain real estate assets. The impairment charges were primarily attributable to changes in management's assumptions regarding expected holding periods for properties identified for disposition, which resulted in estimated fair values below carrying value. The impairment charges also included incremental write-downs on certain properties sold during 2026 that had been previously impaired, primarily to reflect estimated costs to sell upon classification as held for sale. No impairment charges were recognized during the six months ended June 30, 2025.

Gains on Sale of Real Estate
During the six months ended June 30, 2026, we recognized gains on sale of real estate of $48.2 million from the disposition of 12 properties that were sold for an aggregate gross sales price of $265.3 million, with no gain or loss recognized on the sale of seven of these properties, as their carrying values had been reduced to their sales prices through impairment charges recognized in prior and current periods. During the six months ended June 30, 2025, we recognized gains on sale of real estate of $57.5 million from the disposition of three properties that were sold for an aggregate gross sales price of $134.0 million.
Debt Extinguishment and Modification Expenses
During the six months ended June 30, 2025, we recognized debt extinguishment and modification expenses of $0.3 million, consisting of a $0.2 million loss on extinguishment of debt from the write-off of unamortized debt issuance costs attributable to creditors in the unsecured revolving credit facility that were not included in the May 2025 amended senior unsecured credit agreement and $0.1 million of third-party fees associated with the modification of the $400.0 million unsecured term loan facility. No debt extinguishment and modification expenses were recognized during the six months ended June 30, 2026.

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
We calculate “Core FFO” by adjusting FFO for non-comparable items outlined in the reconciliation below. We believe that Core FFO is a useful supplemental measure and that by adjusting for items that are not considered by us to be part of our on-going operating performance, provides a more meaningful and consistent comparison of our operating and financial performance period-over-period. Because these adjustments have a real economic impact on our financial condition and results from operations, the utility of Core FFO as a measure of our performance is limited. Other REITs may not calculate Core FFO in a consistent manner. Accordingly, our Core FFO may not be comparable to other REITs' core FFO. Core FFO should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. “Company share of Core FFO” in the table below reflects Core FFO attributable to common stockholders, which excludes amounts allocable to noncontrolling interests, participating securities and preferred stockholders.

The following table sets forth a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(523,811)	$120,394	$(429,249)	$194,442
Adjustments:
Depreciation and amortization	73,479	71,188	146,412	157,928
Impairment of real estate	624,754	—	631,578	—
Gains on sale of real estate	(21,893)	(44,361)	(48,174)	(57,518)
Funds From Operations (FFO)	$152,529	$147,221	$300,567	$294,852
Adjustments:
Acquisition expenses(1)	—	23	—	102
Debt extinguishment and modification expenses	—	291	—	291
Former executive officer transition-related share-based compensation(1)(2)	(2,330)	—	(2,330)	—
Non-capitalizable demolition costs(1)	—	—	—	365
Severance costs(1)(3)	269	199	269	1,682
Other nonrecurring expenses(1)(4)	45	—	107	—
Write-offs of below-market lease intangibles related to terminations(5)	(497)	—	(497)	—
Core FFO	$150,016	$147,734	$298,116	$297,292
Less: preferred stock dividends	(2,315)	(2,315)	(4,629)	(4,629)
Less: Core FFO attributable to noncontrolling interests(6)	(5,631)	(4,979)	(10,915)	(10,440)
Less: Core FFO attributable to participating securities(7)	(668)	(731)	(1,412)	(1,491)
Company share of Core FFO	$141,402	$139,709	$281,160	$280,732
(1)Amounts are included in the line item “Other expenses, net” in the consolidated statements of operations.
(2)Reflects a decrease in share-based compensation expense related to updated estimates of achievement for the FFO performance condition associated with certain performance awards held by former executive officers, partially offset by employer payroll taxes related to the vesting of transition-related restricted stock awards in April 2026.
(3)Includes costs associated with workforce reduction and workforce reorganization.
(4)Reflects nonrecurring advisory service costs.
(5)Reflects the write-off of the portion of a below-market lease intangible attributable to below-market fixed rate renewal options that were not exercised upon expiration of the initial lease term.
(6)Noncontrolling interests represent (i) holders of outstanding common units of the Company's Operating Partnership that are owned by unit holders other than the Company and (ii) holders of Series 2 CPOP Units and Series 3 CPOP Units. On March 6, 2025, we exercised our conversion right to convert all remaining 904,583 Series 2 preferred units into OP Units.
(7)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership. For the six months ended June 30, 2026, Core FFO attributable to participating securities was adjusted to exclude $691 thousand of otherwise allocable Core FFO related solely to the transition-related restricted stock awards noted above, which vested in April 2026, consistent with the exclusion of the related transition-related compensation costs from Core FFO.

Non-GAAP Supplemental Measures: NOI and Cash NOI (Including our Same Property Portfolio)
Net operating income (“NOI”) is a non-GAAP measure which includes the revenue and expenses directly attributable to our real estate properties. NOI is calculated as rental income less property expenses (before interest expense, depreciation and amortization).
We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on sale of real estate, impairment losses of depreciable operating property and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effects and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income or loss as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income	$242,996	$241,568	$485,137	$490,389
Less: Property expenses	56,214	55,298	112,977	110,559
Net Operating Income	$186,782	$186,270	$372,160	$379,830
Above/(below) market lease revenue adjustments	(3,805)	(5,788)	(8,452)	(14,974)
Straight line rental revenue adjustment	(9,967)	(6,918)	(25,103)	(12,435)
Cash Net Operating Income	$173,010	$173,564	$338,605	$352,421

The following table sets forth a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI, Same Property Portfolio NOI and Same Property Portfolio Cash (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(523,811)	$120,394	$(429,249)	$194,442
Adjustments:
General and administrative	13,693	19,752	28,618	39,620
Depreciation and amortization	73,479	71,188	146,412	157,928
Other income	(3,500)	—	(4,850)	—
Other expenses, net	(2,001)	244	(1,899)	2,483
Interest expense	28,571	26,701	55,171	53,989
Debt extinguishment and modification expenses	—	291	—	291
Management and leasing services	—	(132)	—	(274)
Interest income	(2,510)	(7,807)	(5,447)	(11,131)
Impairment of real estate	624,754	—	631,578	—
Gains on sale of real estate	(21,893)	(44,361)	(48,174)	(57,518)
Net Operating Income	$186,782	$186,270	$372,160	$379,830
Above/(below) market lease revenue adjustments	(3,805)	(5,788)	(8,452)	(14,974)
Straight line rental revenue adjustment	(9,967)	(6,918)	(25,103)	(12,435)
Cash Net Operating Income	$173,010	$173,564	$338,605	$352,421

Net Operating Income	$186,782	$186,270	$372,160	$379,830
Non-Same Property Portfolio rental income	(32,022)	(30,681)	(62,594)	(71,828)
Non-Same Property Portfolio property expenses	9,403	9,405	18,932	19,388
Same Property Portfolio NOI	$164,163	$164,994	$328,498	$327,390
Straight line rental revenue adjustment	(4,938)	(6,328)	(15,235)	(13,835)
Above/(below) market lease revenue adjustments	(3,093)	(4,829)	(7,263)	(9,401)
Same Property Portfolio Cash NOI	$156,132	$153,837	$306,000	$304,154
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

The following table sets forth a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(523,811)	$120,394	$(429,249)	$194,442
Interest expense	28,571	26,701	55,171	53,989
Depreciation and amortization	73,479	71,188	146,412	157,928
Impairment of real estate	624,754	—	631,578	—
Gains on sale of real estate	(21,893)	(44,361)	(48,174)	(57,518)
EBITDAre	$181,100	$173,922	$355,738	$348,841
Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At June 30, 2026, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
Financial Condition, Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, debt repayments, share repurchases, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, by drawing on our unsecured revolving credit facility and by issuing shares of common stock pursuant to our at-the-market equity offering program or issuing other securities as described below.
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
As of June 30, 2026, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $3.3 billion, with $935.9 million due within 12 months (including $575.0 million of 2027 Exchangeable Notes due on March 15, 2027, the $300.0 million term loan facility maturing on May 26, 2027 and the $60.0 million term loan facility maturing on October 27, 2026, which can be extended for three remaining one-year terms at our option);

•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $332.2 million, of which $120.9 million is due within 12 months;
•Commitments of $81.6 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $23.0 million, of which $1.6 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of June 30, 2026, our cash and cash equivalents were $32.2 million, and we had $14.0 million borrowings outstanding under our unsecured revolving credit facility, leaving $1.231 billion available for future borrowings after giving effect to the $4.6 million letter of credit that was issued under the unsecured revolving credit facility.
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
During the six months ended June 30, 2026, we completed the sale of 12 properties for an aggregate gross sales price of $265.3 million and net cash proceeds of $255.0 million. Subsequent to the second quarter of 2026, we sold one property for a gross sale price of $7.6 million and net cash proceeds of $7.1 million. We did not pursue a 1031 Exchange in connection with these dispositions, and the proceeds were therefore available for other capital allocation purposes.
Consistent with our capital allocation strategy, we have increased our expected 2026 disposition activity and currently anticipate gross disposition proceeds of approximately $1.5 billion to $2.0 billion for the year. We intend to use net proceeds from property dispositions primarily to reduce outstanding indebtedness, fund value-add repositioning and development activities within our existing portfolio and repurchase shares of our common stock. While we currently anticipate elevated disposition activity during the remainder of 2026, the timing and volume of future dispositions will depend on market conditions, asset-specific circumstances or opportunities, and our capital needs. Our ability to dispose of selective properties on advantageous terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
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
During the six months ended June 30, 2026, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the ATM Program.
As of June 30, 2026, approximately $927.4 million of common stock remained available to be sold under the ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
Investment Grade Rating
Our credit ratings at June 30, 2026, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together the “Series 2019A and 2019B Notes”), $300 Million Notes, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at June 30, 2026, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of June 30, 2026, under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.25 billion (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan” and together with the $300 Million Term Loan, the “Term Facility”). Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $1.05 billion, which may be comprised of additional revolving commitments under the Revolver, an increase to the Term Facility, additional term loan tranches or any combination of the foregoing.
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
As of the filing date of this Quarterly Report on Form 10-Q, we had $100.0 million of borrowings outstanding under the Revolver and $4.6 million outstanding in letters of credit that reduced our borrowing capacity, leaving $1.145 billion available for future borrowings.
Uses of Liquidity
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. As discussed above under “— Factors that May Influence Future Results of Operations —Acquisitions, Disposition and Value-Add Repositioning and Development of Properties,” as of June 30, 2026, 20 of our properties were under current repositioning/development or lease-up. We currently estimate that approximately $125.7 million of additional capital will be required over the next several years to complete the repositioning/development of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services (including as a result of trade disputes and tariffs) and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these capital expenditures through a combination of available cash on hand, disposition proceeds, the issuance of common stock under the ATM Program, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Six Months Ended June 30, 2026
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$72,174	35,695,785	$2.02
Recurring Capital Expenditures(5)	7,064	50,348,153	$0.14
Total Capital Expenditures	$79,238
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
On July 20, 2026, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	September 30, 2026	October 15, 2026
OP Units	$0.435	September 30, 2026	October 15, 2026
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	September 15, 2026	September 30, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	September 15, 2026	September 30, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	September 15, 2026	September 30, 2026
Stock Repurchase Programs
On April 21, 2026, the Board authorized a stock repurchase program pursuant to which we may repurchase up to a maximum of $500.0 million of our outstanding common stock (the “April 2026 Repurchase Program”). The April 2026 Repurchase Program replaced and superseded, in all respects, our previously authorized February 2026 repurchase program and expires on April 30, 2028, unless modified, extended or terminated earlier at the Board’s discretion.
Under our stock repurchase programs, we may repurchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the six months ended June 30, 2026, we repurchased 8,335,664 shares of common stock for an aggregate cost of $300.2 million, including commissions, at a weighted average price of $35.99 per share. Of this amount, $200.1 million was repurchased under the February 2026 stock repurchase program prior to its termination and $100.1 million was repurchased under the April 2026 Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of June 30, 2026, $399.9 million remained available for repurchase under the April 2026 Repurchase Program.
Subsequent to quarter end, on July 20, 2026, the Board terminated the April 2026 Repurchase Program and authorized a new stock repurchase program pursuant to which we may repurchase up to $1.0 billion of our outstanding common stock (the "July 2026 Repurchase Program"). The July 2026 Repurchase Program replaced and superseded, in all respects, the April 2026 Repurchase Program and expires on July 31, 2028, unless modified, extended or terminated earlier at the Board's discretion.

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2026:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/30/2029	(3)	S+0.685%	(4)	4.365%	(5)	$14,000
$575M Exchangeable Senior Notes due 2027(6)	3/15/2027		n/a		4.375%		575,000
$300M Term Loan	5/26/2027		S+0.760%	(4)	3.577%	(7)	300,000
$125M Senior Notes	7/13/2027		n/a		3.930%		125,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(6)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Term Loan	5/30/2030		S+0.760%	(4)	4.174%	(8)	400,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$3,189,000

Secured Debt:
$60M Term Loan(9)	10/27/2026	(9)	S+1.250%	(9)	5.060%		$60,000
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		13,608
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,646
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,212
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,537
Total Secured Debt							$96,503
Total Consolidated Debt					3.725%		$3,285,503
(1)Reflects the contractual interest rate under the terms of each loan as of June 30, 2026 (and the weighted average interest rate for total consolidated debt) and includes the effect of interest rate swaps that were effective as of June 30, 2026. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $21.8 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2026.
(3)The Revolver has two six-month extensions, subject to certain terms and conditions.
(4)As of June 30, 2026, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan and Term SOFR for the $300 Million Term Loan, plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the Term Facility, less a sustainability-related rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of June 30, 2026, the applicable facility fee is 0.125%, less a sustainability-related rate adjustment of 0.01%. The effective rate assumes daily SOFR of 3.680% as of June 30, 2026.
(6)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.

(7)As of June 30, 2026, Term SOFR for the $300 Million Term Loan has been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.57725% after adding the applicable margin and sustainability-related rate adjustment.
(8)As of June 30, 2026, Term SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.41375%, resulting in an all-in fixed rate of 4.17375% after adding the applicable margin and sustainability-related rate adjustment.
(9)The $60.0 million term loan facility (the “$60 Million Term Loan”) has interest-only payment terms bearing interest at Term SOFR increased by a 0.10% SOFR adjustment plus an applicable margin of 1.25% per annum. As of June 30, 2026, Term SOFR for this loan has been swapped to a fixed rate of 3.710%, resulting in an all-in fixed rate of 5.060% after adding the SOFR adjustment and applicable margin. The loan is secured by six properties. As of June 30, 2026, we have three one-year extension options available, subject to certain terms and conditions.
The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of June 30, 2026:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	2.8	3.723%	$3,271,503	99.6%
Variable	2.9	4.365%	$14,000	0.4%
Secured vs. Unsecured:
Secured	1.1	4.640%	$96,503	3.0%
Unsecured	2.8	3.698%	$3,189,000	97.0%
(1)Includes the effect of interest rate swaps that were effective as of June 30, 2026. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $21.8 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of June 30, 2026.
(3)Fixed-rate debt includes our variable-rate debt that has been effectively fixed through the use of interest rate swaps through maturity.
At June 30, 2026, we had consolidated indebtedness of $3.3 billion, reflecting a net debt to total combined market capitalization of approximately 29.1%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
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
We were in compliance with all of our required quarterly financial debt covenants as of June 30, 2026.
Acquisitions
Consistent with our disciplined capital allocation strategy, we continue to evaluate potential acquisition opportunities within our target markets that we believe may represent attractive investment opportunities. Year to date, as of the filing date of this Quarterly Report on Form 10-Q, we have not acquired any properties and have no acquisitions under contract or under accepted offer. Any future acquisitions will be evaluated against alternative capital allocation opportunities, including debt reduction, share repurchases, and value-add investment within our existing portfolio. While the actual number and timing of acquisitions will depend on market conditions and the availability of opportunities that satisfy our underwriting criteria, we may fund future acquisitions through available cash on hand, cash flows from operations, borrowings under our Revolver, proceeds from property dispositions and, over the longer term, proceeds from equity issuances or long-term financings.
Cash Flows
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Cash provided by operating activities	$247,952	$280,708	$(32,756)
Cash provided by (used in) investing activities	$143,911	$(33,386)	$177,297
Cash (used in) provided by financing activities	$(525,415)	$257,895	$(783,310)
Net cash provided by operating activities. Net cash provided by operating activities decreased by $32.8 million to $248.0 million for the six months ended June 30, 2026, compared to $280.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to changes in working capital and lower Cash NOI from our Total Portfolio.
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $143.9 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $33.4 million for the six months ended June 30, 2025. The $177.3 million increase in net cash flows was primarily attributable to a $126.1 million increase in proceeds from the sale of real estate and a $51.2 million decrease in cash paid for construction costs, including costs related to repositioning and development projects.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $525.4 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $257.9 million for the six months ended June 30, 2025. The $783.3 million decrease in net cash flows was primarily attributable to a $477.6 million decrease in net cash proceeds from issuances of common stock, as no shares were issued during the six months ended June 30, 2026, and a $300.2 million increase in cash used for the repurchase of common stock, as no shares were repurchased during the six months ended June 30, 2025.
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
As of June 30, 2026, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $3.29 billion. Of this total amount, $3.27 billion, or 99.6%, comprised fixed-rate debt, either under the terms of the underlying debt agreements or through the use of interest rate swaps, and the remaining $14.0 million, or 0.4%, comprised variable-rate borrowings outstanding under our unsecured revolving credit facility. Based upon the amount of variable-rate debt outstanding as of June 30, 2026, if SOFR were to increase by 50 basis points, the increase in interest expense on our variable-rate debt would decrease our future earnings and cash flows by approximately $0.1 million annually. If SOFR were to decrease by 50 basis points, assuming an interest rate floor of 0%, the decrease in interest expense on our variable-rate debt would increase our future earnings and cash flows by approximately $0.1 million annually.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2026 to April 30, 2026	564,388	$34.28	—	$500,000
May 1, 2026 to May 31, 2026	2,801,581	$35.70	2,801,307	$399,944
June 1, 2026 to June 30, 2026	728	$34.25	—	$399,944
	3,366,697	$35.46	2,801,307
(1)Includes 565,390 shares tendered by certain employees, including two former executive officers, to satisfy tax withholding obligations upon the vesting of restricted shares of common stock.
(2)On April 21, 2026, our Board authorized a new stock repurchase program pursuant to which we may repurchase up to $500.0 million of our outstanding common stock. The information presented in the table relates solely to this repurchase program.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None
(b). None
(c). During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
10.1
Fourth Amended and Restated Rexford Industrial Realty, Inc. and Rexford Industrial Realty, L.P. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on May 21, 2026).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

July 27, 2026	/s/ Laura Clark
Laura Clark
Chief Executive Officer (Principal Executive Officer)

July 27, 2026	/s/ Michael Fitzmaurice
Michael Fitzmaurice
Chief Financial Officer (Principal Financial and Accounting Officer)