Form 10-Q
period 2026-09-30
Rexford Industrial Realty, Inc.
filed 2026-10-27
CIK 1571283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding at October 21, 2026 was 212,136,272.

REXFORD INDUSTRIAL REALTY, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands – except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Land	$6,326,663	$7,689,921
Buildings and improvements	4,109,826	4,677,318
Tenant improvements	211,910	198,161
Furniture, fixtures and equipment	132	132
Construction in progress	312,737	451,109
Total real estate held for investment	10,961,268	13,016,641
Accumulated depreciation	(1,197,110)	(1,165,792)
Investments in real estate, net	9,764,158	11,850,849
Cash and cash equivalents	423,590	165,778
Loan receivable, net	124,049	123,704
Rents and other receivables, net	15,540	13,958
Deferred rent receivable, net	206,632	190,376
Deferred leasing costs, net	98,587	87,745
Deferred loan costs, net	5,372	6,886
Acquired lease intangible assets, net	94,937	140,627
Acquired indefinite-lived intangible asset	5,156	5,156
Interest rate swap assets	16,985	2,025
Other assets	31,841	25,609
Total Assets	$10,786,847	$12,612,713
LIABILITIES & EQUITY
Liabilities
Notes payable	$2,767,195	$3,251,909
Interest rate swap liability	—	829
Accounts payable, accrued expenses and other liabilities	137,943	120,849
Dividends and distributions payable	97,407	103,399
Acquired lease intangible liabilities, net	101,565	116,487
Tenant security deposits	89,204	92,444
Tenant prepaid rents	78,248	88,777
Total Liabilities	3,271,562	3,774,694
Equity
Rexford Industrial Realty, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share, 10,050,000 shares authorized:
5.875% series B cumulative redeemable preferred stock, 3,000,000 shares outstanding at September 30, 2026 and December 31, 2025 ($75,000 liquidation preference)	72,443	72,443
5.625% series C cumulative redeemable preferred stock, 3,450,000 shares outstanding at September 30, 2026 and December 31, 2025 ($86,250 liquidation preference)	83,233	83,233
Common Stock, $0.01 par value per share, 489,950,000 authorized and 214,864,041 and 231,580,135 shares outstanding at September 30, 2026 and December 31, 2025, respectively	2,149	2,316
Additional paid-in capital	8,326,486	8,945,123
Cumulative distributions in excess of earnings	(1,333,548)	(642,130)
Accumulated other comprehensive income (loss)	14,978	(422)
Total stockholders’ equity	7,165,741	8,460,563
Noncontrolling interests	349,544	377,456
Total Equity	7,515,285	8,838,019
Total Liabilities and Equity	$10,786,847	$12,612,713
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands – except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Rental income	$235,837	$246,757	$720,974	$737,146
Management and leasing services	—	118	—	392
Interest income	3,266	6,367	8,713	17,498
TOTAL REVENUES	239,103	253,242	729,687	755,036
OPERATING EXPENSES
Property expenses	56,996	57,879	169,973	168,438
General and administrative	13,431	20,037	42,049	59,657
Depreciation and amortization	74,440	81,172	220,852	239,100
TOTAL OPERATING EXPENSES	144,867	159,088	432,874	467,195
OTHER (EXPENSES) INCOME
Other income	—	—	4,850	—
Other expenses, net	(2,561)	(4,218)	(662)	(6,701)
Interest expense	(24,785)	(25,463)	(79,956)	(79,452)
Debt extinguishment and modification expenses	(194)	—	(194)	(291)
Impairment of real estate	(71,834)	—	(703,412)	—
Gains on sale of real estate	23,208	28,583	71,382	86,101
TOTAL OTHER (EXPENSES) INCOME	(76,166)	(1,098)	(707,992)	(343)
NET INCOME (LOSS)	18,070	93,056	(411,179)	287,498
Less: net (income) loss attributable to noncontrolling interests	(685)	(3,137)	15,605	(10,046)
NET INCOME (LOSS) ATTRIBUTABLE TO REXFORD INDUSTRIAL REALTY, INC.	17,385	89,919	(395,574)	277,452
Less: preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: earnings allocated to participating securities	(430)	(519)	(1,879)	(1,650)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$14,641	$87,086	$(404,396)	$268,859
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.07	$0.37	$(1.80)	$1.16
Weighted average shares of common stock outstanding - basic and diluted	220,509,521	234,586,980	224,182,859	232,720,272

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,070	$93,056	$(411,179)	$287,498
Other comprehensive income (loss): cash flow hedge adjustments	7,819	(1,663)	16,022	(7,532)
Comprehensive income (loss)	25,889	91,393	(395,157)	279,966
Less: Comprehensive (income) loss attributable to noncontrolling interests	(999)	(3,081)	14,983	(9,775)
Comprehensive income (loss) attributable to Rexford Industrial Realty, Inc.	$24,890	$88,312	$(380,174)	$270,191

The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2026	$155,676	222,989,057	$2,230	$8,631,341	$(1,255,153)	$7,473	$7,541,567	$351,561	$7,893,128
Share-based compensation	—	(22,282)	—	2,370	—	—	2,370	2,648	5,018
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(712)	—	(27)	—	—	(27)	—	(27)
Repurchase of common stock	—	(8,143,611)	(82)	(308,829)	—	—	(308,911)	—	(308,911)
Conversion of OP Units to common stock	—	41,589	1	1,631	—	—	1,632	(1,632)	—
Net income	2,314	—	—	—	15,071	—	17,385	685	18,070
Other comprehensive income	—	—	—	—	—	7,505	7,505	314	7,819
Preferred stock dividends ($0.367188 per series B preferred share and $0.351563 per series C preferred share)	(2,314)	—	—	—	—	—	(2,314)	—	(2,314)
Preferred unit distributions	—	—	—	—	—	—	—	(91)	(91)
Common stock dividends ($0.435 per common share)	—	—	—	—	(93,466)	—	(93,466)	—	(93,466)
Common unit distributions	—	—	—	—	—	—	—	(3,941)	(3,941)
Balance at September 30, 2026	$155,676	214,864,041	$2,149	$8,326,486	$(1,333,548)	$14,978	$7,165,741	$349,544	$7,515,285

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited and in thousands – except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$155,676	231,580,135	$2,316	$8,945,123	$(642,130)	$(422)	$8,460,563	$377,456	$8,838,019
Share-based compensation	—	280,271	3	7,617	—	—	7,620	3,383	11,003
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	—	(618,688)	(6)	(21,498)	—	—	(21,504)	—	(21,504)
Repurchase of common stock	—	(16,479,275)	(165)	(608,912)	—	—	(609,077)	—	(609,077)
Conversion of OP Units to common stock	—	101,598	1	4,156	—	—	4,157	(4,157)	—
Net income (loss)	6,943	—	—	—	(402,517)	—	(395,574)	(15,605)	(411,179)
Other comprehensive income	—	—	—	—	—	15,400	15,400	622	16,022
Preferred stock dividends ($1.101564 per series B preferred share and $1.054689 per series C preferred share)	(6,943)	—	—	—	—	—	(6,943)	—	(6,943)
Preferred unit distributions	—	—	—	—	—	—	—	(271)	(271)
Common stock dividends ($1.305 per common share)	—	—	—	—	(288,901)	—	(288,901)	—	(288,901)
Common unit distributions	—	—	—	—	—	—	—	(11,884)	(11,884)
Balance at September 30, 2026	$155,676	214,864,041	$2,149	$8,326,486	$(1,333,548)	$14,978	$7,165,741	$349,544	$7,515,285

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

REXFORD INDUSTRIAL REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(411,179)	$287,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	220,852	239,100
Amortization of net (below) above market lease intangibles and other deferred rent on certain other below-market leases	(11,890)	(20,228)
Amortization of debt issuance costs	3,986	3,729
Amortization of discount/(premium) on notes payable, net	4,984	4,736
Accretion of net loan origination fees and costs	(345)	(345)
Loss on debt extinguishment	194	200
Impairment of real estate	703,412	—
Gains on sale of real estate	(71,382)	(86,101)
Share-based compensation	9,476	31,719
Straight-line rent	(31,103)	(20,599)
Amortization related to termination/settlement of interest rate derivatives	233	232
Change in working capital components:
Rents and other receivables	(692)	343
Deferred leasing costs	(30,010)	(21,822)
Other assets	(4,573)	(5,479)
Accounts payable, accrued expenses and other liabilities	17,691	17,969
Tenant security deposits	3,244	1,863
Tenant prepaid rents	(3,189)	(2,475)
Net cash provided by operating activities	399,709	430,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(167,112)	(251,496)
Proceeds from sale of real estate	1,462,151	180,115
Net cash provided by (used in) investing activities	1,295,039	(71,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	477,598
Proceeds from borrowings	575,000	—
Repayment of borrowings	(1,067,364)	(100,725)
Payment of debt issuance costs	—	(9,342)
Dividends paid to preferred stockholders	(6,943)	(6,943)
Dividends paid to common stockholders	(295,014)	(297,388)
Distributions paid to common unitholders	(11,763)	(11,314)
Distributions paid to preferred unitholders	(271)	(561)
Repurchase of common stock under stock repurchase programs	(609,077)	(150,078)
Repurchase of common shares to satisfy employee tax withholding requirements	(21,504)	(1,757)
Net cash used in financing activities	(1,436,936)	(100,510)
Increase in cash, cash equivalents and restricted cash	257,812	258,449
Cash, cash equivalents and restricted cash, beginning of period	165,778	55,971
Cash, cash equivalents and restricted cash, end of period	$423,590	$314,420

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $19,662 and $26,534 for the nine months ended September 30, 2026 and 2025, respectively)	$84,305	$82,232
Supplemental disclosure of noncash transactions:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$3,059	$—
Accrual for capital expenditures	$25,590	$45,221
Accrual of dividends and distributions	$97,407	$103,913
The accompanying notes are an integral part of these consolidated financial statements.

REXFORD INDUSTRIAL REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service real estate investment trust (“REIT”) focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we own, manage, lease, acquire, reposition and develop industrial real estate principally located in Southern California infill markets, and from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. We also regularly evaluate and execute asset dispositions as an ongoing component of our capital allocation strategy. As of September 30, 2026, our consolidated portfolio consisted of 384 properties with approximately 44.5 million rentable square feet.
    The terms “us,” “we,” “our,” and the “Company” as used in these financial statements refer to Rexford Industrial Realty, Inc. and, unless the context requires otherwise, its subsidiaries (including our Operating Partnership).
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
As of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, the financial statements presented are the consolidated financial statements of Rexford Industrial Realty, Inc. and its subsidiaries, including our Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2026 and December 31, 2025, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Restricted Cash
Restricted cash is generally comprised of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We include restricted cash with cash and cash equivalents in the consolidated statements of cash flows and provide a reconciliation between the balance sheet and the statement of cash flows when we have outstanding restricted cash balances.
Restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows. The following tables provide a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2026 and 2025 (in thousands):

	As of January 1,
	2026	2025
Cash and cash equivalents	$165,778	$55,971
Restricted cash	—	—
Cash, cash equivalents and restricted cash, beginning of period	$165,778	$55,971

	As of September 30,
	2026	2025
Cash and cash equivalents	$423,590	$248,956
Restricted cash	—	65,464
Cash, cash equivalents and restricted cash, end of period	$423,590	$314,420
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

In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases is based on the estimated costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. We consider estimated costs such as the value associated with leasing commissions, legal and other costs, as well as the estimated period of time necessary to lease such a property to its occupancy level at the time of its acquisition.
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
Capitalization of Costs
We capitalize direct costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. This includes certain general and administrative costs, including payroll, bonuses, and non-cash equity compensation of the personnel performing development, renovations and rehabilitation if such costs are identifiable to a specific activity to get the real estate asset ready for its intended use. During the development and construction periods of a project, we also capitalize interest, real estate taxes and insurance costs. We cease capitalization of costs upon substantial completion of the project, but no later than one year from cessation of major construction activity. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize for the incomplete portion of the project. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
We capitalized interest costs of $6.3 million and $9.2 million during the three months ended September 30, 2026 and 2025, respectively, and $19.7 million and $26.5 million during the nine months ended September 30, 2026 and 2025, respectively. We capitalized real estate taxes and insurance costs aggregating $2.6 million and $3.4 million during the three months ended September 30, 2026 and 2025, respectively, and $6.9 million and $7.4 million during the nine months ended September 30, 2026 and 2025, respectively. We capitalized compensation costs for employees who provide construction services of $3.0 million and $3.7 million during the three months ended September 30, 2026 and 2025, respectively, and $10.5 million and $10.8 million during the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, we did not have any properties classified as held for sale.
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
See “Note 3 – Investments in Real Estate” for details.

Accounting for Leases
Leases as Lessor
We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, there is a purchase option that the tenant is reasonably certain to exercise, the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable. As of September 30, 2026 and December 31, 2025, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.
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
We are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-taxable subsidiaries, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities and flow-through entities such as partnerships is reportable in the income tax returns of the respective equity holders. Our taxable REIT subsidiary is a C-corporation subject to federal and state income tax. However, it has a cumulative unrecognized net operating loss carryforward. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2026 and December 31, 2025, we have not established a liability for uncertain tax positions.
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
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value. From time to time, we also utilize cash flow hedges to lock U.S. Treasury rates in anticipation of future fixed-rate debt issuances (“treasury rate lock agreements”). The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in accumulated other comprehensive income/(loss) (“AOCI”). Upon the termination of a derivative for which cash flow hedging was being applied, the balance, which was recorded in AOCI, is amortized to interest expense over the remaining contractual term of the derivative as long as the hedged forecasted transactions continue to be probable of occurring. If the hedged forecasted transactions are no longer probable of occurring, the related balance is reclassified from AOCI into earnings immediately. Upon the settlement of treasury rate lock agreements, amounts remaining in AOCI are amortized through earnings over the underlying term of the hedged transaction. Cash payments made or proceeds received upon termination or settlement of interest rate derivatives are presented in cash flows provided by operating activities in the accompanying consolidated statements of cash flows, given the nature of the underlying cash flows that the derivative was hedging. See “Note 8 – Interest Rate Derivatives” for details.
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
Management and Leasing Services
Through December 31, 2025, we provided property management and leasing services to related party property owners in exchange for management fees and leasing commissions. Property management services included performing property inspections, monitoring repairs and maintenance, negotiating vendor contracts, maintaining tenant relations and providing financial and accounting oversight. Management fee revenue was earned as the services were provided, as control of the services transferred to the customer over time. Management fees were based on a fixed percentage of each managed property’s monthly tenant cash receipts.
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

Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, including deferred rent receivables arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease are recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, we recognized $1.2 million as a net reduction adjustment and $13 thousand as a net increase adjustment to rental income for the three months ended September 30, 2026 and 2025, respectively, and $5.3 million and $2.4 million as a net reduction adjustment to rental income for the nine months ended September 30, 2026 and 2025, respectively, in the consolidated statements of operations.
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
Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the potential effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested share-based awards under the treasury stock method. We include unvested shares of restricted stock and unvested LTIP units in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. In addition, we include the exchangeable notes in the computation of diluted EPS if the effect is dilutive. Any anti-dilutive securities are excluded from the diluted EPS calculation. See “Note 14 – Earnings Per Share” for details.
Adoption of New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We adopted ASU 2024-04 as of January 1, 2026. The adoption did not have a material impact on our consolidated financial statements, as we have not entered into any exchange-related settlements, modifications, or inducement transactions related to our exchangeable senior unsecured notes to date.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2024-03.
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

3.    Investments in Real Estate
Impairment of Real Estate and Dispositions
During the nine months ended September 30, 2026, we sold 37 properties for an aggregate gross sales price of approximately $1.53 billion and recognized total gains on sale of real estate of approximately $71.4 million. Of the 37 properties sold, 28 had been impaired in connection with their disposition, including additional impairment charges recorded during the current period, primarily to reflect estimated costs to sell. As a result, the sale of these properties did not result in a gain or loss.
The following table summarizes properties that were sold during the nine months ended September 30, 2026.

Property	Submarket	Date of Disposition	Rentable Square Feet	Contractual Sales Price(1) (in thousands)
14005 Live Oak Avenue	Los Angeles - San Gabriel Valley	2/06/2026	—	$14,500
18250 Euclid Street	Orange County - Airport	2/24/2026	62,838	$26,710
29010 Avenue Paine	Los Angeles - San Fernando Valley	3/17/2026	100,157	$31,000
13700-13738 Slover Avenue	San Bernardino - Inland Empire West	3/18/2026	17,862	$14,475
600-708 Vermont Avenue	Orange County - North	3/25/2026	133,836	$40,700
423-424 Berry Way	Orange County - North	4/16/2026	101,380	$16,514
18455 Figueroa Street	Los Angeles - South Bay	5/01/2026	146,765	$34,900
17031-17037 Green Drive	Los Angeles - San Gabriel Valley	5/04/2026	51,000	$16,653
19100 Susana Road	Los Angeles - South Bay	5/07/2026	52,714	$16,100
13711 Freeway Drive	Los Angeles - Mid-Counties	5/11/2026	82,180	$15,775
3901 Via Oro Avenue	Los Angeles - South Bay	5/11/2026	53,817	$10,275
2610 S. Birch Street	Orange County - Airport	6/02/2026	83,852	$27,680
1340 Rocky Point	San Diego - North County	7/23/2026	22,667	$7,610
6635 Caballero Blvd	Los Angeles - Mid-Counties	9/02/2026	92,395	$28,181
1500 Raymond Avenue	Orange County - North	9/08/2026	136,218	$50,224
Portfolio Transaction(2)	Various	9/16/2026	5,217,227	$1,179,150
Total			6,354,908	$1,530,447
(1)Represents the gross contractual sales price before commissions, prorations, credits and other closing costs.
(2)Represents the sale of 22 industrial properties pursuant to a single portfolio transaction with an affiliate of EQT Real Estate.
During the nine months ended September 30, 2026, we recognized total impairment charges of $703.4 million related to certain real estate assets, including properties sold during the period. The impairment charges primarily resulted from shortened expected holding periods and other circumstances affecting recoverability. Estimated fair values were primarily based on non-binding offers or letters of intent received from third-party buyers, valuations prepared by third-party real estate brokers, and contracted sales prices for properties sold during the period.

4.    Acquired Lease Intangibles
    The following table summarizes our acquisition-related intangible assets, including the value of in-place tenant leases, above-market tenant leases and a below-market ground lease, and our acquisition-related intangible liabilities, including below-market tenant leases (in thousands):

	September 30, 2026	December 31, 2025
Acquired Lease Intangible Assets:
In-place lease intangibles	$331,187	$398,161
Accumulated amortization	(258,958)	(289,347)
In-place lease intangibles, net	$72,229	$108,814

Above-market tenant leases	$35,631	$48,079
Accumulated amortization	(25,153)	(28,619)
Above-market tenant leases, net	$10,478	$19,460

Below-market ground lease	$12,976	$12,976
Accumulated amortization	(746)	(623)
Below-market ground lease, net	$12,230	$12,353
Acquired lease intangible assets, net	$94,937	$140,627

Acquired Lease Intangible Liabilities:
Below-market tenant leases	$(259,771)	$(274,353)
Accumulated amortization	158,206	157,866
Below-market tenant leases, net	$(101,565)	$(116,487)
Acquired lease intangible liabilities, net	$(101,565)	$(116,487)
    The following table summarizes the amortization related to our acquired lease intangible assets and liabilities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
In-place lease intangibles(1)	$6,496	$11,645	$23,071	$39,458
Net below-market tenant leases(2)	$(2,578)	$(4,393)	$(9,310)	$(17,647)
Below-market ground lease(3)	$41	$41	$123	$123
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

5.    Loan Receivable

On October 26, 2023, in conjunction with the acquisition of the property located at 15801 West 1st Street, we issued a $125.0 million loan to the seller that is secured by an adjacent 150-acre industrial development site as well as two escrow reserve accounts that were funded with loan proceeds at closing (the “loan collateral”). The loan bears interest at 7.50% per annum, requires monthly interest-only payments with a balloon payment at maturity, and has an effective interest rate of 8.00% including loan origination costs and fees. The loan has a maturity date of October 26, 2028, with one 1-year extension available at the borrower’s option, subject to certain conditions plus the payment of a 0.25% extension fee. The loan allows for prepayment, in part or whole, with penalties ranging from 1.00% to 2.00% of the amount prepaid, depending on the timing of the prepayment. As of September 30, 2026, the borrower was current on monthly interest payments.
As of September 30, 2026, the carrying value of the loan receivable was $124.0 million, which reflects $1.0 million of unamortized origination fees/costs. As of December 31, 2025, the carrying value of the loan receivable was $123.7 million, which reflects $1.3 million of unamortized origination fees/costs. Based on our current assessment of the credit loss evaluation criteria, we determined that the allowance for potential credit losses on our loan receivable is immaterial as of September 30, 2026 and December 31, 2025.

6.    Notes Payable
    The following table summarizes the components and significant terms of our indebtedness as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025	Margin Above SOFR		Interest Rate(1)		Contractual Maturity Date
Unsecured and Secured Debt
Unsecured Debt:
Revolving Credit Facility(2)	$—	$—	S+0.685%	(2)	4.585%	(2)	5/30/2029	(2)
$575M Exchangeable Senior Notes due 2027	575,000	575,000	n/a		4.375%		3/15/2027
$300M Term Loan(3)	—	300,000	S+0.760%	(3)	3.577%	(3)	5/26/2027	(3)
$125M Senior Notes(4)	—	125,000	n/a		3.930%		7/13/2027	(4)
$300M Senior Notes due 2028	300,000	300,000	n/a		5.000%		6/15/2028
$575M Exchangeable Senior Notes due 2029	575,000	575,000	n/a		4.125%		3/15/2029
$25M Series 2019A Senior Notes	25,000	25,000	n/a		3.880%		7/16/2029
$400M Term Loan(5)	400,000	400,000	S+0.760%	(5)	4.174%	(5)	5/30/2030
$400M Senior Notes due 2030	400,000	400,000	n/a		2.125%		12/1/2030
$400M Senior Notes due 2031	400,000	400,000	n/a		2.150%		9/1/2031
$75M Series 2019B Senior Notes	75,000	75,000	n/a		4.030%		7/16/2034
Total Unsecured Debt	$2,750,000	$3,175,000

Secured Debt:
$60M Term Loan(6)	—	60,000	S+1.250%	(6)	5.060%	(6)	10/27/2026	(6)
701-751 Kingshill Place(7)	—	6,715	n/a		3.900%		1/5/2026
13943-13955 Balboa Boulevard(8)	13,504	13,814	n/a		3.930%		7/1/2027
2205 126th Street(9)	5,200	5,200	n/a		3.910%		12/1/2027
2410-2420 Santa Fe Avenue(9)	10,300	10,300	n/a		3.700%		1/1/2028
11832-11954 La Cienega Boulevard(8)	3,624	3,688	n/a		4.260%		7/1/2028
Gilbert/La Palma(8)	1,156	1,323	n/a		5.125%		3/1/2031
7817 Woodley Avenue(8)	2,500	2,609	n/a		4.140%		8/1/2039
Total Secured Debt	$36,284	$103,649
Total Unsecured and Secured Debt	$2,786,284	$3,278,649
Less: Unamortized premium/discount and debt issuance costs(10)	(19,089)	(26,740)
Total	$2,767,195	$3,251,909
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2026, including the effect of interest rate swaps that were effective as of September 30, 2026. The interest rate excludes the effect of amortization of debt issuance costs and unamortized fair market value premiums and discounts.
(2)The unsecured revolving credit facility bears interest at daily Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 0.725% per annum, based on our leverage ratio and investment grade ratings, less a sustainability-related interest rate adjustment of 0.04% as of September 30, 2026. The facility is also subject to a 0% SOFR floor. The facility is subject to an applicable facility fee calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of September 30, 2026, the applicable facility fee is 0.125%, less a sustainability-related interest rate adjustment of 0.01%. The facility has two six-month extensions available at our option, subject to certain terms and conditions.
(3)On September 17, 2026, we repaid in full the outstanding principal balance on this loan. Prior to repayment, the loan bore interest at 1-month term SOFR (“Term SOFR”) plus an applicable margin of 0.80% per annum, less a sustainability-related interest rate adjustment of 0.04%. Term SOFR had been swapped to a fixed rate of 2.81725%, resulting in an all-in fixed rate of 3.57725%. In connection with the repayment, we terminated the related interest rate swaps. See “Note 8 – Interest Rate Derivatives” for additional information.

(4)On September 17, 2026, we repaid in full the outstanding principal balance on these notes.
(5)This loan bears interest at daily SOFR plus an applicable margin of 0.80% per annum, based on our leverage ratio and investment grade ratings, less a sustainability-related interest rate adjustment of 0.04% as of September 30, 2026. The loan is subject to a 0% SOFR floor. Daily SOFR for this loan has been swapped to a fixed rate of 3.41375% through May 30, 2030, resulting in an all-in fixed rate of 4.17375%.
(6)On July 30, 2026, we repaid in full the outstanding principal balance on this loan. Prior to repayment, the loan was secured by six properties, required interest-only payments and bore interest at Term SOFR plus a 0.10% SOFR adjustment and an applicable margin of 1.25% per annum. Term SOFR had been swapped to a fixed rate of 3.710% through July 30, 2026, resulting in an all-in fixed rate of 5.060%.
(7)On January 5, 2026, we repaid in full the outstanding principal balance on this secured loan.
(8)Required fixed monthly payments of principal and interest through maturity as follows: 13943-13955 Balboa Boulevard ($79,198), 11832-11954 La Cienega Boulevard ($20,194), Gilbert/La Palma ($24,008) and 7817 Woodley Avenue ($20,855).
(9)Fixed monthly payments of interest only.
(10)Excludes unamortized debt issuance costs related to our unsecured revolving credit facility, which are presented in the line item “Deferred loan costs, net” in the consolidated balance sheets.
In connection with the repayment of the $60.0 million term loan facility, $300.0 million unsecured term loan facility and $125.0 million unsecured guaranteed senior notes, we wrote off $0.2 million of unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.
Contractual Debt Maturities
    The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums/discounts and debt issuance costs, as of September 30, 2026, and does not consider unexercised extension options available to us as noted in the table above (in thousands):

October 1, 2026 - December 31, 2026	$222
2027	594,078
2028	314,218
2029	600,427
2030	800,448
Thereafter	476,891
Total	$2,786,284
Debt maturing over the next twelve months is expected to be addressed through refinancing, extensions, repayment with cash on hand and/or borrowings under our unsecured revolving credit facility.
Exchangeable Senior Notes
As of September 30, 2026, we had outstanding $575.0 million in aggregate principal amount of 4.375% exchangeable senior unsecured notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million in aggregate principal amount of 4.125% exchangeable senior unsecured notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The 2027 Exchangeable Notes will mature on March 15, 2027 and the 2029 Exchangeable Notes will mature on March 15, 2029, in each case unless earlier repurchased, exchanged or (in the case of the 2029 Exchangeable Notes) redeemed.
As of September 30, 2026 and December 31, 2025, the net carrying amount of the 2027 Exchangeable Notes was $573.0 million and $569.8 million, respectively, with unamortized debt discount and issuance costs of $2.0 million and $5.2 million, respectively. As of September 30, 2026 and December 31, 2025, the net carrying amount of the 2029 Exchangeable Notes was $568.7 million and $566.8 million, respectively, with unamortized debt discount and issuance costs of $6.3 million and $8.2 million, respectively.

Interest on the Exchangeable Notes is payable semiannually on March 15 and September 15 of each year. For the three and nine months ended September 30, 2026, we recognized total interest expense on the Exchangeable Notes of $13.9 million and $41.6 million, respectively, with coupon interest of $12.2 million and $36.7 million, and amortization of debt discount and issuance costs of $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2025, we recognized total interest expense of $13.8 million and $41.4 million, respectively, with coupon interest of $12.2 million and $36.6 million, and amortization of debt discount and issuance costs of $1.6 million and $4.8 million, respectively.
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
In connection with the issuance of each series of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If specified conditions under the registration rights agreement are not satisfied, we may be required to pay additional interest on the applicable series of Exchangeable Notes. We account for such potential additional interest as contingent obligations under ASC Subtopic 825-20: Financial Instruments - Registration Payment Arrangements and ASC Subtopic 450-20: Loss Contingencies. As payments of such additional interest were not probable as of September 30, 2026, no liability was recognized.
Credit Agreement
As of September 30, 2026, under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), we have a $1.25 billion unsecured revolving credit facility (the “Revolver”) and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan”). We previously maintained a $300.0 million unsecured term loan facility (the “$300 Million Term Loan”), which was repaid in full on September 17, 2026. Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $1.05 billion, which may be comprised of additional revolving commitments under the Revolver, additional term loan commitments, additional term loan tranches or any combination of the foregoing.
Interest on the Credit Agreement is generally to be paid based upon, at our option, either Term SOFR, daily SOFR or a base rate, plus an applicable margin based on our leverage ratio and debt ratings. The applicable margin for the $400 Million Term Loan ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and letters of credit and 0.00% to 0.40% per annum for base rate loans. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade ratings.
The Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. In January 2026, after certifying that our sustainability performance targets were met for 2025, the applicable margin decreased by 0.04% to 0.685% for the Revolver and to 0.760% for the $400 Million Term Loan, and the credit facility fee decreased by 0.01% to 0.115%.
The Revolver and the $400 Million Term Loan may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts repaid or prepaid under the $400 Million Term Loan may not be reborrowed.

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
As of September 30, 2026, we did not have any borrowings outstanding under the Revolver and had $4.6 million of outstanding letters of credit that reduced our borrowing capacity, leaving $1.245 billion available for future borrowings.
Debt Covenants
The Credit Agreement, $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together, the “Series 2019A and 2019B Notes”) include a series of financial and other covenants that we must comply with. All financial ratios, metrics and terms used in the covenants below are defined in the applicable loan agreements and are tested on a quarterly basis.
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the Series 2019A and 2019B Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Series 2019A and 2019B Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Series 2019A and 2019B Notes, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;
•Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.5 to 1.0;
•For the Credit Agreement and Series 2019A and 2019B Notes, maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•For the Credit Agreement and Series 2019A and 2019B Notes, maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.0.
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
    Subject to the terms of the Credit Agreement, Series 2019A and 2019B Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Series 2019A and 2019B Notes from either Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings. Our credit ratings as of September 30, 2026, were BBB+ from S&P, BBB+ from Fitch Ratings and Baa2 from Moody’s.
    We were in compliance with all of our required quarterly financial debt covenants as of September 30, 2026.

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
    For the three and nine months ended September 30, 2026, we recognized rental income related to operating lease payments of $233.2 million and $711.6 million, respectively, consisting of fixed lease payments of $191.3 million and $583.3 million and variable lease payments of $41.9 million and $128.3 million. For the three and nine months ended September 30, 2025, we recognized rental income related to operating lease payments of $242.4 million and $719.5 million, respectively, consisting of fixed lease payments of $198.9 million and $591.4 million and variable lease payments of $43.5 million and $128.1 million.
    The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2026 (in thousands):

Twelve Months Ended September 30,
2027	$665,972
2028	615,940
2029	523,028
2030	412,741
2031	306,623
Thereafter	776,278
Total	$3,300,582
    The future minimum base rents in the table above exclude tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
    Lessee
    We lease office space as part of conducting our day-to-day business. As of September 30, 2026, our office space leases have remaining lease terms ranging from approximately two years to eight years. In addition, one lease includes an option to renew for an additional three-year term. We also have a ground lease with a remaining lease term of approximately 34 years and four options to renew for additional ten-year terms.
    As of September 30, 2026, total ROU assets and lease liabilities were approximately $9.1 million and $12.0 million, respectively. As of December 31, 2025, total ROU assets and lease liabilities were approximately $6.8 million and $8.3 million, respectively.
    The tables below present financial and supplemental information associated with our leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost(1) (in thousands)	2026	2025	2026	2025
Operating lease cost	$425	$404	$1,170	$1,209
Variable lease cost	3	28	26	76
Sublease income	—	(32)	—	(95)
Total lease cost	$428	$400	$1,196	$1,190
(1)Amounts are included in “General and administrative” and “Property expenses” in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information (in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$436	$533	$1,308	$1,355
Right-of-use assets obtained in connection with the remeasurement of the lease liability	$3,059	$—	$3,059	$—

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease term(1)	34.7 years	46.2 years
Weighted-average discount rate(2)	4.47%	4.13%
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

    The following table summarizes the maturity of operating lease liabilities under our corporate office leases and ground leases as of September 30, 2026 (in thousands):

September 30, 2026
October 1, 2026 - December 31, 2026	$400
2027	1,722
2028	1,031
2029	1,179
2030	1,210
Thereafter	23,174
Total undiscounted lease payments	$28,716
Less imputed interest	(16,714)
Total lease liabilities	$12,002

8.    Interest Rate Derivatives
The following table sets forth a summary of the terms and fair value of our interest rate swaps at September 30, 2026 and December 31, 2025 (dollars in thousands). We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities.

				Notional Value(1)		Fair Value of Interest Rate Derivative Assets/(Derivative Liabilities)(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest Rate Swap	4/3/2023	7/30/2026	3.71000%	$—	$60,000	$—	$(65)
Interest Rate Swaps(3)	7/27/2022	5/26/2027	2.81700%	$—	$150,000	$—	$1,013
Interest Rate Swaps(3)	7/27/2022	5/26/2027	2.81750%	$—	$150,000	$—	$1,012
Interest Rate Swap	7/1/2025	5/30/2030	3.41750%	$250,000	$250,000	$10,577	$(522)
Interest Rate Swap	7/1/2025	5/30/2030	3.40500%	$125,000	$125,000	$5,349	$(189)
Interest Rate Swap	7/1/2025	5/30/2030	3.42000%	$25,000	$25,000	$1,059	$(53)
(1)Represents the notional value of swaps that are effective as of the balance sheet date presented.
(2)The fair value of derivative assets is included in the line item “Interest rate swap assets” and the fair value of derivative liabilities is included in the line item “Interest rate swap liability” in the accompanying consolidated balance sheets.
(3)Represents interest rate swaps terminated on September 17, 2026 in connection with the repayment of the $300 Million Term Loan.
Our interest rate swaps are designated and qualify as cash flow hedges. We do not use derivatives for trading or speculative purposes. The change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified from AOCI into earnings in the period that the hedged forecasted transactions affect earnings.
On September 17, 2026, in connection with the repayment of the $300 Million Term Loan, we terminated five interest rate swaps with a combined notional amount of $300.0 million and a maturity date of May 26, 2027. We received $2.9 million upon termination, representing the unrealized gain recorded in AOCI at the time of termination. As the related hedged forecasted transactions were no longer expected to occur following the repayment of the $300 Million Term Loan, the unrealized gain was reclassified from AOCI into earnings under “Interest expense” on the date of termination.
The following table sets forth the impact of our interest rate swaps on our financial statements for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Rate Swaps in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in AOCI on derivatives	$11,419	$464	$21,189	$(2,382)
Amount of gain reclassified from AOCI into earnings under “Interest expense”(1)	$3,600	$2,127	$5,167	$5,150
Total interest expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded (line item “Interest expense”)	$24,785	$25,463	$79,956	$79,452
(1)Includes (i) amounts being amortized from AOCI into interest expense on a straight-line basis related to the treasury rate lock agreements that were settled in August 2021 and March 2023, which will continue to be reclassified over the ten-year and five-year terms, respectively, of the hedged transactions and (ii) the unrealized gain related to the interest rate swaps terminated on September 17, 2026, as discussed above.
As of September 30, 2026, we estimate that approximately $3.6 million of net unrealized gains will be reclassified from AOCI into earnings as a net decrease to interest expense over the next twelve months.

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
Nonrecurring Measurements – Impairment of Real Estate
We measure certain properties at fair value on a nonrecurring basis in accordance with ASC 820 when events or changes in circumstances indicate that their carrying amounts may not be recoverable, including shortened expected holding periods. The fair values of these properties were determined using Level 2 and Level 3 inputs within the fair value hierarchy. Level 2 inputs consisted of quoted market values obtained from non-binding offers and letters of intent received from third-party buyers. Level 3 inputs consisted of valuations prepared by third-party real estate brokers. See “Note 3 – Investments in Real Estate” for additional information.
The table below sets forth the fair value of properties measured on a nonrecurring basis during the nine months ended September 30, 2026 and the year ended December 31, 2025 for which impairment charges were recognized, by level within the fair value hierarchy (in thousands).

		Fair Value at Measurement Date Using
Description	Total Fair Value	Level 1	Level 2	Level 3
Real estate assets measured at fair value due to shortened expected holding periods and other circumstances affecting recoverability
September 30, 2026(1)	$1,336,484	$—	$1,299,551	$36,933
December 31, 2025(2)	$149,989	$—	$149,989	$—
(1)During the nine months ended September 30, 2026, 27 properties with an aggregate carrying value of $1.983 billion were written down to an aggregate fair value of $1.336 billion. We also recognized $45.6 million of additional impairment charges to reflect costs to sell, resulting in aggregate impairment charges of $692.4 million. In addition, we recognized $11.0 million of impairment charges related to the seven properties that were impaired in 2025 and sold during 2026 to reflect costs to sell.
(2)During the fourth quarter 2025, seven properties with an aggregate carrying value of approximately $239.1 million were written down to an aggregate fair value of $150.0 million, resulting in aggregate impairment charges of $89.1 million.

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
    Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate our credit risk and the credit risk of our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
    The table below sets forth the estimated fair value of our interest rate swaps as of September 30, 2026 and December 31, 2025, which we measure on a recurring basis by level within the fair value hierarchy (in thousands).

		Fair Value Measurement Using
Description	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Interest rate swap asset	$16,985	$—	$16,985	$—
Interest rate swap liability	$—	$—	$—	$—
December 31, 2025
Interest rate swap asset	$2,025	$—	$2,025	$—
Interest rate swap liability	$(829)	$—	$(829)	$—
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
    The table below sets forth the carrying value and the estimated fair value of our loan receivable and notes payable as of September 30, 2026 and December 31, 2025 (in thousands).

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3	Carrying Value
Loan Receivable at:
September 30, 2026	$124,784	$—	$—	$124,784	$124,049
December 31, 2025	$129,015	$—	$—	$129,015	$123,704

Notes Payable at:
September 30, 2026	$2,659,781	$—	$—	$2,659,781	$2,767,195
December 31, 2025	$3,226,955	$—	$—	$3,226,955	$3,251,909

10.    Related Party Transactions
    Howard Schwimmer
Effective January 1, 2026, the Company terminated its management and leasing services agreements with Howard Schwimmer, our former Co-Chief Executive Officer, and no management or leasing services revenue was recognized for the three and nine months ended September 30, 2026.
Through December 31, 2025, we had earned management fees and leasing commissions from entities controlled by Mr. Schwimmer, which were included in “Management and leasing services” in the consolidated statements of operations. Such fees totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.
11.    Commitments and Contingencies
    Legal
From time to time, we are party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
    Environmental
We generally perform environmental site assessments at properties we are considering acquiring. After the acquisition of such properties, we continue to monitor the properties for the presence of hazardous or toxic substances. From time to time, we acquire properties with known adverse environmental conditions. If at the time of acquisition, losses associated with environmental remediation obligations are probable and can be reasonably estimated, we record a liability.
As of September 30, 2026, we are not aware of any environmental liabilities that would have a material impact on our consolidated financial condition, results of operations or cash flows. However, we cannot be sure that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise. Furthermore, we cannot assure you that future changes to environmental laws or regulations and their application will not give rise to loss contingencies for future environmental remediation.
    Tenant and Construction Related Commitments
As of September 30, 2026, we had commitments of approximately $66.4 million for tenant improvement and construction work under the terms of leases with certain of our tenants and contractual agreements with our construction vendors.
Letters of Credit Related to Captive Insurance Subsidiary
We have the right to issue letters of credit under the Revolver up to an aggregate amount not to exceed $100.0 million, which reduces the credit availability under the Revolver. As of September 30, 2026, we had a $4.6 million letter of credit outstanding, which was originally issued on May 31, 2024, to capitalize a new wholly-owned captive insurance subsidiary through which we indirectly manage a portion of our earthquake insurance.
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
    Concentration of Properties in Southern California
As of September 30, 2026, all of our properties are located in the Southern California infill markets. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate and other conditions.

    Tenant Concentration
During the nine months ended September 30, 2026, no single tenant accounted for more than 5% of our total consolidated rental income.
12.    Stockholders’ Equity
Preferred Stock
At September 30, 2026 and December 31, 2025, we had the following series of Cumulative Preferred Shares (“Preferred Stock”) outstanding (dollars in thousands):

			September 30, 2026		December 31, 2025
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
Series B	November 13, 2022	5.875%	3,000,000	$75,000	3,000,000	$75,000
Series C	September 20, 2024	5.625%	3,450,000	86,250	3,450,000	86,250
Total Preferred Shares			6,450,000	$161,250	6,450,000	$161,250
Common Stock
Stock Repurchase Programs
On July 20, 2026, the Board authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $1.0 billion of our outstanding common stock (the “July 2026 Repurchase Program”), which expires on July 31, 2028, unless modified, extended or terminated earlier at the Board’s discretion. The July 2026 Repurchase Program replaced and superseded our previously authorized April 2026 stock repurchase program, which had replaced and superseded our February 2026 stock repurchase program.
Under our stock repurchase programs, we may repurchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the nine months ended September 30, 2026, we repurchased 16,479,275 shares of common stock for an aggregate cost of $609.1 million, including commissions, at a weighted average price of $36.94 per share. Of this amount, $300.2 million was repurchased under our previously authorized stock repurchase programs prior to their termination and $308.9 million was repurchased under the July 2026 Repurchase Program. All repurchased shares were retired on the respective settlement dates. As of September 30, 2026, $691.1 million remained available for repurchase under the July 2026 Repurchase Program. Subsequent to September 30, 2026, we repurchased an additional $100.0 million of common stock under the July 2026 Repurchase Program, resulting in $591.1 million remaining available for future repurchases. See “Note 16 – Subsequent Events” for additional information.
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
During the nine months ended September 30, 2026, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the Current ATM Program.

As of September 30, 2026, approximately $927.4 million of common stock remained available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in our AOCI balance for the three and nine months ended September 30, 2026 and 2025, which consists solely of adjustments related to our cash flow hedges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accumulated other comprehensive income (loss) - beginning balance	$7,473	$1,092	$(422)	$6,746
Other comprehensive income (loss) before reclassifications	11,419	464	21,189	(2,382)
Amounts reclassified from accumulated other comprehensive income to interest expense	(3,600)	(2,127)	(5,167)	(5,150)
Net current period other comprehensive income (loss)	7,819	(1,663)	16,022	(7,532)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(314)	56	(622)	271
Other comprehensive income (loss) attributable to common stockholders	7,505	(1,607)	15,400	(7,261)
Accumulated other comprehensive income (loss) - ending balance	$14,978	$(515)	$14,978	$(515)
Noncontrolling Interests
Noncontrolling interests relate to interests in the Operating Partnership, represented by common units of partnership interests in the Operating Partnership (“OP Units”), fully-vested LTIP units, fully-vested performance units and 3.00% cumulative redeemable convertible preferred units of partnership interest in the Operating Partnership (the “CPOP Units”).
Operating Partnership Units
As of September 30, 2026, noncontrolling interests included 5,624,933 OP Units, 1,723,841 fully vested LTIP units and 1,325,969 fully-vested performance units, and represented approximately 3.9% of our Operating Partnership (excluding CPOP Units). OP Units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss and distributions of our Operating Partnership. Investors who own OP Units have the right to cause our Operating Partnership to redeem any or all of their units in our Operating Partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. See “Note 13 – Incentive Award Plan” for a description of LTIP units and Performance Units.
During the nine months ended September 30, 2026, 101,598 OP Units were converted into an equivalent number of shares of common stock, resulting in the reclassification of $4.2 million of noncontrolling interest to Rexford Industrial Realty, Inc.’s stockholders’ equity.

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
As of September 30, 2026, a total of 4,929,713 shares of common stock, LTIP Units, Performance Units and other stock based awards remain available for issuance under the Plan. Shares and units granted under the Plan may be authorized but unissued shares or units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires, or is settled for cash, any shares or units subject to such award will generally be available for future awards.
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
Share-Based Award Activity
The following table sets forth our unvested restricted stock activity and unvested LTIP Unit activity for the nine months ended September 30, 2026:

	Unvested Awards
	Restricted Common Stock		LTIP Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Balance at January 1, 2026	1,623,077	$42.12	325,395	$41.37
Granted	336,560	$40.43	147,306	$37.78
Forfeited	(56,289)	$43.27	—	$—
Vested(1)	(1,300,144)	$41.41	(287,416)	$40.96
Balance at September 30, 2026	603,204	$42.60	185,285	$39.14
(1)During the nine months ended September 30, 2026, 618,688 shares of the Company’s common stock were tendered in accordance with the terms of the Plan to satisfy minimum statutory tax withholding requirements associated with the vesting of restricted shares of common stock.

The following table sets forth the vesting schedule of all unvested share-based awards outstanding as of September 30, 2026:

	Unvested Awards
	Restricted Common Stock	LTIP Units	Performance Units(1)
October 1, 2026 - December 31, 2026	5,484	60,824	701,025
2027	228,785	55,338	903,897
2028	167,406	49,386	406,460
2029	132,041	13,440	—
2030	69,488	6,297	—
Total	603,204	185,285	2,011,382
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
Former Executive Officer Transition-Related Share-Based Compensation
Certain performance awards included in the November 2025 transition and separation arrangements with two former executive officers remain subject to adjustment for changes in estimated achievement of the applicable FFO performance condition through final certification following the end of the applicable three-year performance period. During 2026, we recorded adjustments to share-based compensation expense resulting from changes in estimated performance achievement for such awards, including a $2.9 million reduction during the second quarter and a $0.5 million increase during the third quarter. Consistent with the presentation of the original transition-related share-based compensation expense, these adjustments were recognized in “Other expenses, net” in the accompanying consolidated statements of operations.
Compensation Expense
    The following table sets forth the amounts expensed and capitalized for all share-based awards for the reported periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expensed share-based compensation(1)	$4,634	$11,929	$9,476	$31,719
Capitalized share-based compensation(2)	384	459	1,527	1,228
Total share-based compensation	$5,018	$12,388	$11,003	$32,947
(1)Amounts expensed are included in “General and administrative,” “Property expenses” and “Other expenses, net” in the accompanying consolidated statements of operations.
(2)For the three and nine months ended September 30, 2026 and 2025, amounts capitalized relate to employees who provide construction services, and are included in “Buildings and improvements” in the consolidated balance sheets.
As of September 30, 2026, total unrecognized compensation cost related to all unvested share-based awards was $29.1 million and is expected to be recognized over a weighted average remaining period of 28 months.

14.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$18,070	$93,056	$(411,179)	$287,498
Less: Preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: Net (income) loss attributable to noncontrolling interests	(685)	(3,137)	15,605	(10,046)
Less: Net income attributable to participating securities	(430)	(519)	(1,879)	(1,650)
Net income (loss) attributable to common stockholders	$14,641	$87,086	$(404,396)	$268,859

Denominator:
Weighted average shares of common stock outstanding – basic and diluted	220,509,521	234,586,980	224,182,859	232,720,272

Earnings per share - Basic and Diluted
Net income (loss) attributable to common stockholders	$0.07	$0.37	$(1.80)	$1.16
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
As of September 30, 2026, the Exchangeable Notes were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented above.

15.    Segment Reporting
We operate as one operating segment. We are engaged in the business of investing in, operating, repositioning and developing industrial real estate properties located in Southern California infill markets. Our operating results depend primarily upon generating rental revenue from leasing and operating our industrial properties. As of September 30, 2026, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer collectively act as the chief operating decision maker (the “CODM”) of the Company. Our CODM reviews financial information presented on a consolidated basis when making decisions related to assessing our operating performance and allocating resources.
Segment Profitability Measure and Total Assets
Consolidated net income or loss, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. Consolidated net income or loss is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results.
Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income or loss for the three and nine months ended September 30, 2026 and 2025.
The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” The accounting policies of our single reportable segment are the same as those described in the summary of significant accounting policies.
Significant Segment Expenses
The following table sets forth the significant expenses that comprise the line item “Property expenses” in our calculation of consolidated net income or loss (in the accompanying consolidated statements of operations) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recoverable property expenses(1)	$47,177	$49,693	$142,274	$143,339
Non-recoverable property expenses(2)	9,819	8,186	27,699	25,099
Property expenses	$56,996	$57,879	$169,973	$168,438
(1)Recoverable property expenses include real estate taxes, insurance, repairs and maintenance, utilities and management fee expenses which can be billed back to tenants as a form of additional revenue.
(2)Non-recoverable property expenses include overhead allocation expenses and other property expenses directly associated with operating our properties which cannot be billed back to tenants.

16.    Subsequent Events
Stock Repurchase Activity
Subsequent to September 30, 2026, we repurchased and settled an additional 2,727,769 shares under the July 2026 Repurchase Program for an aggregate cost of $100.0 million, including commissions, at a weighted average price of $36.64 per share. Following these repurchases, $591.1 million remained available for future repurchases under the July 2026 Repurchase Program.
Dividends and Distributions Declared
On October 20, 2026, the Board declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	December 31, 2026	January 15, 2027
OP Units	$0.435	December 31, 2026	January 15, 2027
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2026	December 31, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2026	December 31, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2026	December 31, 2026

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
Forward-Looking Statements
    We make statements in this quarterly report that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:
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
•the general level of interest rates including elevated U.S. Treasury yields, and their effect on our cost of capital, the terms on which we may refinance our indebtedness and the ability of potential buyers to finance acquisitions of our properties;
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
•risks related to our stock repurchase program, including that repurchases may not be made at the times, prices or amounts anticipated, may reduce our liquidity or may not enhance long-term stockholder value;
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
    Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertakings to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Company Overview
Rexford Industrial Realty, Inc. is a self-administered and self-managed full-service REIT focused on owning and operating industrial properties in Southern California infill markets. We were formed as a Maryland corporation on January 18, 2013, and Rexford Industrial Realty, L.P. (the “Operating Partnership”), of which we are the sole general partner, was formed as a Maryland limited partnership on January 18, 2013. Through our controlling interest in our Operating Partnership and its subsidiaries, we acquire, own, improve, reposition, develop, lease and manage industrial real estate principally located in Southern California infill markets, and, from time to time, acquire or provide mortgage debt secured by industrial zoned property or property suitable for industrial development. We also regularly evaluate and execute asset dispositions as an ongoing component of our capital allocation strategy. We are organized and conduct our operations to qualify as a REIT under the Code and generally are not subject to federal taxes on our income to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.
As of September 30, 2026, our consolidated portfolio consisted of 384 properties with approximately 44.5 million rentable square feet.
Our goal is to generate long-term shareholder value by owning and operating competitive, highly functional industrial properties in high-barrier to entry Southern California infill markets. We pursue this objective through (i) a disciplined capital allocation strategy, under which we evaluate dispositions, debt repayment, share repurchases, repositioning and development, and acquisitions based on their relative risk-adjusted returns and expected contribution to long-term Core FFO and net asset value, both on a per-share basis, (ii) prioritizing a strong balance sheet with low leverage and substantial liquidity and (iii) operational rigor and cost discipline. Scarcity of land and high barriers limiting new construction of industrial product contribute to favorable long-term supply/demand fundamentals within our infill Southern California markets. With our vertically integrated operating platform and value-add capabilities, we believe we are positioned to capitalize upon the opportunities in our markets to achieve our objectives.

2026 Year to Date Highlights
Financial and Operational Highlights
•Net loss attributable to common stockholders was $404.4 million for the nine months ended September 30, 2026, compared to net income attributable to common stockholders of $268.9 million for the prior-year period.
•Recognized impairment charges of $703.4 million for the nine months ended September 30, 2026, primarily related to properties sold or identified for potential disposition as part of our ongoing portfolio review.
•Core funds from operations (Core FFO)(1) attributable to common stockholders decreased by 2.0% to $413.9 million for the nine months ended September 30, 2026, compared to the prior-year period.
•Net operating income (NOI)(1) decreased by 3.1% to $551.0 million for the nine months ended September 30, 2026, compared to the prior-year period.
•Total portfolio occupancy at September 30, 2026 was 91.3%.
•Same Property Portfolio(2) NOI decreased by 0.1% to $436.3 million and Same Property Portfolio Cash NOI(1) increased by 0.9% to $407.2 million for the nine months ended September 30, 2026, compared to the prior-year period.
•Same Property Portfolio average occupancy for the nine months ended September 30, 2026 was 95.9% and ending occupancy at September 30, 2026 was 96.9%.
•Executed a total of 377 new and renewal leases with a combined 10.0 million rentable square feet, with leasing spreads of (3.2)% on a net effective basis and (10.7)% on a cash basis.
Dispositions
•During the first quarter of 2026, we sold five properties with a combined 314,693 rentable square feet for a total gross sale price of $127.4 million and recognized $26.3 million in gains on sale of real estate. Three of the properties had previously been impaired and were sold without a gain or loss.
•During the second quarter of 2026, we sold seven properties with a combined 571,708 rentable square feet for a total gross sale price of $137.9 million and recognized $21.9 million in gains on sale of real estate. Four of the properties had previously been impaired and were sold without a gain or loss.
•During the third quarter of 2026, we sold 25 properties with a combined 5,468,507 rentable square feet for a total gross sale price of $1.3 billion and recognized $23.2 million in gains on sale of real estate. Twenty-one of the properties had previously been impaired and were sold without a gain or loss.
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
•During the third quarter of 2026, we stabilized our repositioning project located at 14955 Salt Lake Avenue, which has 46,653 rentable square feet. We also executed six development and repositioning leases totaling 599,369 rentable square feet at our projects located at 3680-3880 Voyager Street, 24935 Avenue Kearny, 9455 Cabot Drive, 9615 Norwalk Boulevard and 950 West 190th Street. The project at 950 West 190th Street remains under construction, with completion expected in the third quarter of 2027 and lease commencement expected in the first quarter of 2028.

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
•During the third quarter of 2026, we repurchased 8,143,611 shares of our common stock under our stock repurchase program at a weighted average price of $37.91 per share for a total of $308.9 million, including commissions.
•Subsequent to the third quarter of 2026, we repurchased 2,727,769 shares of our common stock under our stock repurchase program at a weighted average price of $36.64 per share for a total of $100.0 million, including commissions, leaving $591.1 million available for future repurchases under the July 2026 Repurchase Program.
Financing
•In July 2026, we repaid in full the $60.0 million term loan facility (the “$60 Million Term Loan”) in advance of its October 27, 2026 maturity date.
•In September 2026, we repaid in full the $300.0 million unsecured term loan facility (the “$300 Million Term Loan”) and the $125.0 million unsecured guaranteed senior notes (the “$125 Million Notes”) in advance of their May 26, 2027 and July 13, 2027 maturity dates, respectively. In connection with the repayment of the $300 Million Term Loan, we terminated the related interest rate swaps.
Factors That May Influence Future Results of Operations
Market and Portfolio Fundamentals
Our operating results depend upon the infill Southern California industrial real estate market.
The infill Southern California industrial real estate sector continues to exhibit favorable long-term supply-demand fundamentals. These high-barrier infill markets are characterized by a relative scarcity of highly functional product, coupled with the limited ability to introduce new supply over the long term due to high land and development costs, increasing regulatory hurdles with restrictive development constraints and a dearth of developable land. That said, we expect some ongoing volatility within our markets through the near term, principally driven by general macroeconomic and political uncertainty including recent changes in a higher interest rate environment, persistent inflation and global geopolitical unrest. According to third-party market data, market rent growth within our infill Southern California markets has decreased approximately 23% from the peak levels reached in mid-2023. This decline follows an average increase of approximately 80% during the pandemic years of 2020 through 2022. Based on the same third-party market data, overall market rents remain approximately 37% above pre-pandemic levels.
Leasing activity across our portfolio was healthy during the quarter. Market vacancy increased slightly and net absorption was positive. Performance across submarkets, size ranges and quality continues to vary. We recognize that heightened macroeconomic uncertainty, including a higher interest rate environment, may impact tenant demand going forward.
Tenant demand has been driven by a wide range of sectors, from consumer products, healthcare and medical products, advanced manufacturing, food and beverage, construction, distribution and logistics, and e-commerce, among other sectors. Our portfolio, which we believe represents prime locations with superior functionality within the largest last-mile logistics distribution market in the nation, is well-positioned to continue to serve our diverse tenant base and attract tenant demand over the long term.

General Market Conditions
We believe our portfolio’s leasing performance during the third quarter of 2026 has generally outpaced that of the infill markets within which we operate. We believe this performance has been driven by our business model focused on owning and improving industrial property in superior locations so that our portfolio reflects a higher level of quality and functionality, on average, as compared to typical available product within the markets within which we operate. We believe that our portfolio, comprised of smaller space sizes averaging 25,000 square feet located entirely within dense, last-mile, infill Southern California locations is well positioned to serve regional consumption and may be less susceptible to changes in global trade flows as compared to large warehouses located within non-infill submarkets. We also believe the quality and approach demonstrated by our team of real estate professionals actively managing our properties and our tenants enables the potential to outcompete within our markets. Additionally, supply under construction is far below recent historical levels, and coupled with the increasingly restrictive regulatory environment, the near and long term opportunity to create value through repositioning existing assets is favorable.
The following general market conditions have been sourced from third-party market data and do not necessarily reflect the results of our portfolio. Certain third-party market statistics may not be directly comparable to those presented in prior periods due to changes in the composition of the underlying market data. For our portfolio specific results see “—Rental Revenues” and “—Results of Operations” below.
In Los Angeles County, vacancy increased quarter-over-quarter to 5.0% and average asking lease rates increased quarter-over-quarter.
In Orange County, vacancy was unchanged quarter-over-quarter at 5.5% and average asking lease rates increased quarter-over-quarter.
In the Inland Empire West, which contains infill markets in which we operate, vacancy was unchanged quarter-over-quarter at 5.9% and average taking lease rates decreased quarter-over-quarter. We generally do not focus on properties located within the non-infill Inland Empire East sub-market where there is excess land available for development.
In San Diego, vacancy increased quarter-over-quarter to 6.3% and average asking lease rates increased quarter-over-quarter.
In Ventura County, vacancy increased quarter-over-quarter to 4.6% and average asking lease rates decreased quarter-over-quarter.
Acquisitions, Dispositions and Value-Add Repositioning and Development of Properties
Our strategy is centered on creating long-term shareholder value and per-share FFO and net asset value growth through disciplined capital allocation, targeted investment in infill Southern California industrial real estate and value-add execution across our portfolio that meet our risk-adjusted return requirements, as well as strategic capital recycling.
Consistent with the capital allocation strategy announced in November 2025 and our comprehensive portfolio review in 2026, during the nine months ended September 30, 2026, we completed approximately $1.5 billion of dispositions and currently anticipate total dispositions of approximately $1.7 billion to $2.0 billion for 2026. Our disposition strategy reflects our efforts to enhance portfolio quality and cash flow durability, improve capital efficiency and reallocate capital toward opportunities that we believe offer the most attractive long-term risk-adjusted returns and strengthen shareholder value. Properties identified for potential disposition are generally those that we believe do not meet our strategic objectives and offer lower long-term risk-adjusted returns relative to alternative uses of capital. We have used and intend to continue to use net proceeds from dispositions primarily to repay outstanding indebtedness, including our 2027 debt maturities, fund select value-add repositioning and development activity within our existing portfolio and repurchase shares of our common stock. We believe these actions will strengthen our balance sheet, reduce our near-term refinancing requirements, enhance financial flexibility and further align our portfolio and capital allocation with our longstanding focus on infill Southern California industrial real estate, a market that we believe continues to offer attractive long-term fundamentals.
The Company’s investment strategy targets industrial property investments that meet our stringent risk-adjusted return requirements and demonstrate the potential for accretion in Core FFO and net asset value, on a per share basis, over the near- to longer-term. A key component of our external growth strategy is to acquire properties that provide opportunities to add value through functional or qualitative repositioning and improvements and superior leasing, marketing and operations executed by our vertically integrated team. Through various repositioning, development, and operating strategies, we seek to increase the properties’ functionality and attractiveness to prospective tenants and, over time, to stabilize the properties at increased occupancy and market rates driving increased cash flow and value.

External growth through acquisitions may comprise single property investments as well as the purchase of portfolios of properties. The Company’s geographic focus remains infill Southern California. However, from time-to-time, portfolios could be acquired comprising a critical mass of infill Southern California industrial property that could include some assets located in markets outside of infill Southern California. In general, to the extent non-infill Southern California assets were to be acquired as part of a larger portfolio, the Company may underwrite such investments with the potential to dispose such assets over a certain period of time in order to maximize its core focus on infill Southern California. Similarly, while our focus is owning and operating industrial properties in Southern California infill markets, occasionally an acquisition may include non-industrial properties, such as office and other uses, with the intent to reposition or develop the properties into industrial use or to dispose of the non-industrial assets. In either case, we would endeavor to take appropriate steps to satisfy REIT safe harbor requirements and avoid prohibited transactions under REIT tax laws. While we did not complete any acquisitions during the prior year or the nine months ended September 30, 2026, we continue to evaluate investment opportunities that meet our risk-adjusted return requirements, have the potential to be accretive to Core FFO and net asset value per share and satisfy our underwriting criteria that reflect current market conditions and our cost of capital.
Repositioning is a central component of our value‑creation strategy, as we seek to modernize, reconfigure, and enhance existing properties to align with tenant demand and maximize risk‑adjusted returns. A repositioning can provide a range of property improvements. This may include a complete structural renovation of a property whereby we convert large underutilized spaces into a series of smaller and more functional spaces, or it may include the creation of additional square footage, the modernization of the property improvements, the elimination of functional obsolescence, the addition or enhancement of loading areas and truck access, the enhancement of fire-life-safety systems or other accretive improvements, in each case designed to improve the cash flow and value of the property. We continue to evaluate and execute repositioning and improvement initiatives within our existing portfolio that meet our risk-adjusted return requirements to enhance property functionality, marketability, future cash flow growth and long-term value creation.
We have a number of repositioning properties, which are individually presented in the tables below. A repositioning property that is considered significant is typically defined as a property where a significant amount of space is held vacant in order to implement capital improvements, the cost to complete repositioning work and lease-up is estimated to be greater than $2.5 million and the repositioning and lease-up time frame is estimated to be greater than six months. We also have a range of other spaces in repositioning, that due to their smaller size, relative scope, projected repositioning costs or relatively nominal amount of down-time, are not presented below, but that, in the aggregate, may be substantial. A repositioning is generally considered complete once the investment is fully or nearly fully deployed and the property is available for occupancy. Because each repositioning effort is unique and determined based on the property, targeted tenants and overall trends in the general market and specific submarket, the timing and effect of the repositioning on our rental revenue and occupancy levels will vary, and, as a result, will affect the comparison of our results of operations from period to period with limited predictability.
A development property is defined as a property where we plan to fully demolish an existing building(s) due to building obsolescence and/or construct a ground-up building on a property with excess or vacant land. Consistent with the capital allocation strategy announced in November 2025, we re-evaluated our near-term development pipeline at the end of 2025 to focus on opportunities that satisfy enhanced underwriting criteria and risk-adjusted return requirements. As part of this process, we evaluated alternatives including proceeding with development, postponing construction, or selling the site based on relative risk‑adjusted returns. Following this review, we determined not to proceed with six projects totaling approximately 850,000 square feet of planned development. During the first half of 2026, we sold all six of these projects.
As of September 30, 2026, five of our repositioning or development properties were under construction and 12 of our properties were in the lease-up stage, including properties leased but not yet stabilized. In addition, we have identified four properties as near-term potential future repositioning and development opportunities. The tables below set forth a summary of these properties, as well as the properties that were most recently stabilized in 2026 and 2025, because the timing of these stabilizations has a direct impact on our current and comparative results of operations. We consider a repositioning/development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.

				Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 9/30/2026
Completed & In Lease-Up
4416 Azusa Canyon Road(3)	San Gabriel Valley	Development	129,830	4Q-2022	2Q-2025	—%
15010 Don Julian Road	San Gabriel Valley	Development	219,690	1Q-2023	4Q-2025	—%
19301 Santa Fe Avenue(3)	South Bay	Repositioning	LAND	2Q-2024	3Q-2025	—%
8985 Crestmar Point(3)	Central San Diego	Repositioning	53,395	4Q-2024	3Q-2025	—%
14940 Proctor Road	San Gabriel Valley	Development	160,094	4Q-2024	2Q-2026	—%
11234 Rush Street	San Gabriel Valley	Development	101,728	4Q-2024	2Q-2026	—%
5235 Hunter Avenue	North Orange County	Development	121,364	1Q-2025	2Q-2026	—%
9455 Cabot Drive	Central San Diego	Repositioning	81,670	2Q-2025	4Q-2025	60%
1175 Aviation Place	Greater San Fernando Valley	Repositioning	93,202	3Q-2025	4Q-2025	—%
Total Completed & In Lease-up			960,973

Leased, Not Yet Stabilized(4)
9615 Norwalk Boulevard	Mid-Counties	Development	201,571	3Q-2021	4Q-2025	100%
3680-3880 Voyager Street	South Bay	Development	67,734	1Q-2025	3Q-2026	100%
24935-24955 Avenue Kearny	Greater San Fernando Valley	Repositioning	66,130	4Q-2025	2Q-2026	100%
Total Leased, Not Yet Stabilized			335,435

				Construction Period(1)
Property	Submarket	Repositioning/Development	Rentable Square Feet(2)	Start	Completion	Total Property Leased % at 9/30/2026
Under Construction
7815 Van Nuys Boulevard	Greater San Fernando Valley	Development	78,904	2Q-2025	4Q-2026	—%
14400 Figueroa Street	South Bay	Repositioning	56,771	3Q-2025	2Q-2027	—%
950 West 190th Street(5)	South Bay	Development	214,894	4Q-2025	3Q-2027	100%
9323 Balboa Avenue	Central San Diego	Development	177,551	4Q-2025	2Q-2027	—%
16425 Gale Avenue	San Gabriel Valley	Development	290,830	2Q-2026	4Q-2027	—%
Total Under Construction			818,950

Property	Submarket	Repositioning/Development	Projected Rentable Square Feet	Estimated Construction Start Period
Near-Term Potential Future Repositioning and Development:
3100 Fujita Street	South Bay	Repositioning	81,832	4Q-2026
9000 Airport Boulevard	South Bay	Development	400,602	4Q-2026
4181 Ruffin Road	Central San Diego	Development	220,153	1Q-2027
3550 Tyburn Street	Greater San Fernando Valley	Repositioning	85,537	1Q-2027
Total Near-Term Potential Future Repositioning and Development			788,124
– See footnotes starting on page 47 –

Property	Market	Stabilized Rentable Square Feet	Period Stabilized
2026 Stabilizations(6)
12118 Bloomfield Avenue	LA	107,045	1Q-2026
1315 Storm Parkway	LA	37,844	1Q-2026
3211-3233 Mission Oaks Boulevard(7)	VC	116,852	2Q-2026
19900 Plummer Street	LA	79,539	2Q-2026
14955 Salt Lake Avenue	LA	46,653	3Q-2026
Total 2026 Stabilized		387,933

2025 Stabilizations(6)
4039 Calle Platino (North County SD)	SD	73,807	1Q-2025
29120 Commerce Center Drive (SF Valley)	LA	135,258	1Q-2025
East 27th Street (Central LA)	LA	126,563	1Q-2025
122-125 N. Vinedo Avenue (SF Valley)	LA	48,520	1Q-2025
29125 Avenue Paine (SF Valley)	LA	176,107	1Q-2025
218 Turnbull Canyon (SG Valley)	LA	191,153	2Q-2025
1901 Via Burton (North OC)	OC	139,449	2Q-2025
11308-11350 Penrose Street (SF Valley)	LA	71,547	3Q-2025
1020 Bixby Drive (SG Valley)	LA	57,600	3Q-2025
Harcourt & Susana (South Bay)	LA	34,000	3Q-2025
8888 Balboa Avenue (Central SD)	SD	123,492	3Q-2025
6027 Eastern Avenue (Central LA)	LA	94,140	3Q-2025
3071 Coronado Street (North OC)	OC	105,173	3Q-2025
2390-2444 American Way (North OC)	OC	100,483	3Q-2025
14434-14527 San Pedro Street (South Bay)	LA	58,225	4Q-2025
3935-3949 Heritage Oak Court (Ventura)	VC	190,031	4Q-2025
800 Sandhill Avenue (17000 Kingsview Avenue) (South Bay)	LA	100,121	4Q-2025
9920-10020 Pioneer Boulevard (Mid-Counties)	LA	163,435	4Q-2025
Rancho Pacifica - Building 5 (South Bay)(8)	LA	76,553	4Q-2025
17907 Figueroa Street (South Bay)	LA	76,468	4Q-2025
21515 Western Avenue (South Bay)	LA	83,740	4Q-2025
Total 2025 Stabilized		2,225,865
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
(3)Certain properties that have met our stabilization criteria, as defined in footnote (6), remain reflected in lease-up for presentation purposes because they have not yet achieved 90% occupancy. For presentation purposes, such properties are reclassified from lease-up to stabilized upon achieving 90% occupancy.

(4)During the third quarter of 2026, leases were executed at 9615 Norwalk Blvd, 3680-3880 Voyager Street, and 24935-24955 Avenue Kearny, bringing these properties to 100% leased. The leases are expected to commence in the fourth quarter of 2026.
(5)During the third quarter of 2026, a 214,894 rentable square foot lease was executed at 950 West 190th Street, bringing the property to 100% leased. The lease is expected to commence in first quarter of 2028, subject to completion of construction.
(6)We consider a repositioning or development property to be stabilized upon the earlier of (i) reaching 90% occupancy or (ii) one year from the date construction work is completed.
(7)The entire project includes 526,069 rentable square feet, comprised of: (i) 3211 Mission Oaks Boulevard, a newly constructed building totaling 116,852 rentable square feet, and (ii) 3233 Mission Oaks Boulevard, with 409,217 rentable square feet which were not redeveloped. Site improvements were completed across the entire project. The rentable square feet applies only to 3211 Mission Oaks Boulevard.
(8)Rancho Pacifica Building 5 is located at 2370-2398 Pacifica Place and comprises one building totaling 51,594 rentable square feet, out of six buildings at our Rancho Pacifica Park property, which has a total of 1,111,885 rentable square feet. We demolished the existing building and constructed a new building comprising approximately 76,553 rentable square feet in its place.
Capitalized Costs
Properties that are nonoperational as a result of repositioning or development activity may qualify for varying levels of interest, insurance and real estate tax capitalization during the development and construction period. An increase in our repositioning and development activities resulting from value-add acquisitions could cause an increase in the asset balances qualifying for interest, insurance and tax capitalization in future periods. We capitalized $19.7 million of interest expense and $6.9 million of insurance and real estate tax expenses during the nine months ended September 30, 2026, respectively, related to our repositioning and development projects.
Construction Costs and Timing
Currently proposed trade and other political policies, and construction activity levels in other product types may lead to increased construction materials and labor costs, which when combined with longer lead times for governmental approvals and entitlements, have the potential to increase budgeted and actual construction costs and may cause delays in starting and completing certain development projects. Additional increases in costs, further delays or declining market rents could result in a lower expected yield on our development projects, which could negatively impact our future earnings.
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels and rental rates at our properties, which will depend upon our ability to lease vacant space and re-lease expiring space at favorable rates.
Occupancy Rates
As of September 30, 2026, our consolidated portfolio, inclusive of space in repositioning as described in the subsequent paragraph, was approximately 91.3% occupied, while our stabilized consolidated portfolio exclusive of such space was approximately 96.1% occupied. Additionally, our improved land and industrial outdoor storage (IOS) sites, totaling approximately 8.3 million land square feet or 189.7 acres, were 94.5% occupied at September 30, 2026. We believe the opportunity to increase occupancy at our properties will continue to be an important driver of future revenue growth, particularly as repositioning and development projects are completed and move through the lease-up phase.
As summarized in the tables under “—Acquisitions, Dispositions and Value-Add Repositioning and Development of Properties” above, as of September 30, 2026, five of our properties with a combined 0.8 million square feet of rentable area at completion are under construction, 12 properties with a combined 1.3 million square feet of rentable area are in lease-up, including properties leased but not yet stabilized, and we have a near-term pipeline of four repositioning and development projects with a combined 0.8 million square feet of rentable area at completion. Additionally, we have 0.7 million rentable square feet of other repositioning projects that are not separately presented in the tables. Vacant space associated with these properties, including our other repositioning projects, is concentrated in our Los Angeles, Orange County, San Bernardino and San Diego markets and represents 5.1% of our total consolidated portfolio square footage as of September 30, 2026. Including this vacant space, our weighted average occupancy rate as of September 30, 2026 in our Los Angeles, Orange County, San Bernardino and San Diego markets was 89.7%, 95.1%, 91.7% and 92.1%, respectively. Excluding this vacant space, our weighted average occupancy rate as of September 30, 2026, in these markets was 95.5%, 97.4%, 96.8% and 98.1%, respectively. We believe that an important portion of our long-term future growth will come from the completion and lease-up of projects currently under or scheduled for repositioning/development, as well as from select opportunities within our existing portfolio or through new investments that meet established risk-adjusted return thresholds, subject to market conditions.
The occupancy rate of properties not undergoing repositioning is affected by regional and local economic conditions in our Southern California infill markets. In the current market environment, our near‑term leasing focus for these operating properties is on preserving occupancy and maintaining cash flow. Although there has been a post-pandemic normalization of market rates and vacancy over the last few years, the Los Angeles, Orange County, San Bernardino–Inland Empire West, San Diego and Ventura markets continue to benefit from long-term fundamental demand drivers and barriers to new supply. Although we cannot predict how our markets may perform in future periods, we believe that general market conditions will continue to provide opportunities over the long term to increase occupancy and rental rates at our properties, which will be an important driver of future revenue growth.
Leasing Activity and Rental Rates
The following tables set forth our leasing activity for new and renewal leases for the three and nine months ended September 30, 2026:

	New Leases
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(4)	Cash Leasing Spreads(3)(4)
Q1-2026	59	1,296,230	4.1	$14.78	(8.7)%	(12.8)%
Q2-2026	53	840,344	4.8	$14.99	(13.8)%	(19.5)%
Q3-2026	60	2,157,994	6.5	$18.21	2.3%	(7.0)%
Total/Weighted Average	172	4,294,568	5.4	$16.55	(4.6)%	(11.5)%

	Renewal Leases						Expired Leases		Retention %(5)
Quarter	Number of Leases	Building Rentable Square Feet	Weighted Average Lease Term (in years)	Net Effective Rent Per Square Foot(1)	Net Effective Leasing Spreads(2)(6)	Cash Leasing Spreads(3)(6)	Number of Leases	Rentable Square Feet(7)	Rentable Square Feet
Q1-2026	85	2,829,822	3.0	$14.70	(10.3)%	(15.9)%	152	4,638,894	64.5%
Q2-2026	64	1,261,446	4.6	$16.62	1.4%	(8.1)%	116	2,788,275	60.4%
Q3-2026	56	1,580,384	4.6	$15.70	10.8%	0.1%	112	2,456,080	75.3%
Total/Weighted Average	205	5,671,652	3.8	$15.41	(2.6)%	(10.3)%	380	9,883,249	66.1%
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
(4)The net effective and cash re-leasing spreads for new leases executed during the nine months ended September 30, 2026, exclude 67 leases aggregating 2,176,135 rentable square feet for which there was no comparable lease data. Of these 67 excluded leases, 22 leases aggregating 1,274,098 rentable square feet were recently repositioned or developed space. Comparable leases generally exclude: (i) space that has never been occupied under our ownership, (ii) repositioned or developed space, including space in pre-development/entitlement process, (iii) space that has been vacant for over one year or (iv) space with lease terms shorter than 12 months.

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
(6)The net effective and cash re-leasing rent spreads for renewal leases executed during the nine months ended September 30, 2026, exclude four leases with a combined 258,579 rentable square feet for which there was no comparable lease data. Comparable leases generally exclude space with lease terms shorter than 12 months or space in pre-development/entitlement process.
(7)Includes leases totaling 837,097 rentable square feet that expired during the nine months ended September 30, 2026, for which the space has been or will be placed into repositioning (including “other repositioning projects”) or development.
Our leasing activity is impacted both by our repositioning and development efforts, as well as by market conditions. While we reposition a property, its space may become unavailable for leasing until completion of our repositioning efforts. As of September 30, 2026, we have five projects under construction that are expected to become available for leasing beginning in the fourth quarter of 2026 through the fourth quarter of 2027. We expect these properties to have positive impacts on our leasing activity and revenue generation as we complete our value-add plans and place these properties in service.
Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases is affected by economic and competitive conditions in our markets and by the relative desirability of our individual properties, which may impact our results of operations. The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2026, for each of the 10 full and partial calendar years beginning with 2026 and thereafter, plus space that is available and under current repositioning.

Year of Lease Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Total Owned Square Feet	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Vacant(5)	—	1,626,075	3.6%	$—	—%	$—
Repositioning/Development(6)	—	2,258,942	5.1%	—	—%	$—
MTM Tenants	10	95,555	0.2%	2,033	0.3%	$21.28
Remainder of 2026	73	729,865	1.7%	20,681	2.9%	$28.33
2027	360	5,602,991	12.6%	94,327	13.1%	$16.84
2028	307	6,008,469	13.5%	114,243	15.9%	$19.01
2029	321	6,312,684	14.2%	119,638	16.6%	$18.95
2030	143	5,362,894	12.1%	92,938	12.9%	$17.33
2031	141	8,054,463	18.1%	124,327	17.3%	$15.44
2032	60	3,557,057	8.0%	57,853	8.0%	$16.26
2033	19	1,175,905	2.7%	19,771	2.8%	$16.81
2034	11	812,845	1.8%	12,151	1.7%	$14.95
2035	8	462,072	1.0%	9,666	1.3%	$20.92
Thereafter	36	2,409,226	5.4%	51,716	7.2%	$21.47
Total Consolidated Portfolio	1,489	44,469,043	100.0%	$719,344	100.0%	$17.72
(1)Represents the contracted building square footage upon expiration.
(2)Annualized base rent (“ABR”) is calculated as monthly contracted base rent (before rent abatements) per the terms of such lease, as of September 30, 2026, multiplied by 12, and then aggregated by year of lease expiration. Excludes tenant reimbursements. Amounts in thousands.
(3)Calculated as ABR set forth in this table divided by ABR for the total portfolio as of September 30, 2026.
(4)Calculated as ABR for such leases divided by the occupied building square feet for such leases as of September 30, 2026. Excluding ABR of $43.0 million associated with improved land and industrial outdoor storage (IOS) leases and $3.0 million associated with cellular tower, solar and parking lot leases, ABR per building square foot is $16.67.

(5)Represents vacant space (not under repositioning/development) as of September 30, 2026. Includes leases aggregating 99,183 rentable square feet that had been signed but had not yet commenced as of September 30, 2026.
(6)Represents vacant space at properties classified as repositioning (including “other repositioning projects”), development or lease-up as of September 30, 2026. Includes leases aggregating 307,244 rentable square feet that had been signed but had not yet commenced as of September 30, 2026.
As of September 30, 2026, in addition to 1.6 million rentable square feet of currently available space in our portfolio and approximately 2.3 million rentable square feet of vacant space under current repositioning/development, leases representing 1.7% and 12.6% of the aggregate rentable square footage of our portfolio are scheduled to expire during the remainder of 2026 and 2027, respectively. During the nine months ended September 30, 2026, we renewed 205 leases for 5.7 million rentable square feet, resulting in a retention rate of 66.1%. During the nine months ended September 30, 2026, new and renewal leases had a weighted average term of 5.4 and 3.8, respectively.
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
Taxable REIT Subsidiary
As of September 30, 2026, our Operating Partnership indirectly and wholly owns Rexford Industrial Realty and Management, Inc., which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we or our subsidiaries (other than a taxable REIT subsidiary) may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or health care facility or provide rights to any brand name under which any lodging facility or health care facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular C-corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. However, our services company has a cumulative unrecognized net operating loss carryforward and therefore there is no income tax provision for the nine months ended September 30, 2026 and 2025. Additionally, our services company had minimal activity during these periods.

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
For the three and nine months ended September 30, 2026 and 2025, our Same Property Portfolio includes all properties in our industrial portfolio that were wholly-owned by us for the period from January 1, 2025 through September 30, 2026, and that were stabilized prior to January 1, 2025, which consisted of buildings aggregating approximately 36.8 million rentable square feet at 316 of our properties. Results for our Same Property Portfolio exclude properties that were sold during the period from January 1, 2025 through September 30, 2026, as well as properties or buildings classified as current or future repositioning or development, or lease-up, during 2025 or 2026 (including select buildings in “other repositioning”).
Same Property Portfolio results are presented only for selected property-level operating line items and, accordingly, exclude management and leasing services revenue, interest income, general and administrative expenses, and all line items included within Other (Expenses) Income. In addition to the properties included in our Same Property Portfolio, our Total Portfolio includes 44 properties aggregating approximately 6.9 million rentable square feet that were sold between January 1, 2025 and September 30, 2026 and properties or buildings classified as current or future repositioning or development, or lease-up, during 2025 or 2026.
As of September 30, 2026 and September 30, 2025, our Same Property Portfolio occupancy was approximately 96.9% and 97.1%, respectively. For the three and nine months ended September 30, 2026, our Same Property Portfolio weighted average occupancy was approximately 95.6% and 95.9%, respectively. Comparatively, for the three and nine months ended September 30, 2025, our Same Property Portfolio weighted average occupancy was approximately 96.0% and 95.0%, respectively.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
	2026	2025		Change	2026	2025		Change
REVENUES
Rental income	$186,367	$189,391	$(3,024)	(1.6)%	$235,837	$246,757	$(10,920)	(4.4)%
Management and leasing services	—	—	—	—%	—	118	(118)	(100.0)%
Interest income	—	—	—	—%	3,266	6,367	(3,101)	(48.7)%
TOTAL REVENUES	186,367	189,391	(3,024)	(1.6)%	239,103	253,242	(14,139)	(5.6)%
OPERATING EXPENSES
Property expenses	42,189	41,348	841	2.0%	56,996	57,879	(883)	(1.5)%
General and administrative	—	—	—	—%	13,431	20,037	(6,606)	(33.0)%
Depreciation and amortization	51,904	52,730	(826)	(1.6)%	74,440	81,172	(6,732)	(8.3)%
TOTAL OPERATING EXPENSES	94,093	94,078	15	—%	144,867	159,088	(14,221)	(8.9)%
OTHER (EXPENSES) INCOME
Other expenses, net	—	—	—	—%	(2,561)	(4,218)	1,657	(39.3)%
Interest expense	—	—	—	—%	(24,785)	(25,463)	678	(2.7)%
Debt extinguishment and modification expenses	—	—	—	—%	(194)	—	(194)	—%
Impairment of real estate	—	—	—	—%	(71,834)	—	(71,834)	—%
Gains on sale of real estate	—	—	—	—%	23,208	28,583	(5,375)	(18.8)%
TOTAL OTHER (EXPENSES) INCOME	—	—	—	—%	(76,166)	(1,098)	(75,068)	6,836.8%
NET INCOME	$92,274	$95,313	$(3,039)	(3.2)%	$18,070	$93,056	$(74,986)	(80.6)%
Rental Income
In the following table, we present the components of rental income for the three months ended September 30, 2026 and September 30, 2025, which includes rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Three Months Ended September 30,		Increase/(Decrease)	%	Three Months Ended September 30,		Increase/(Decrease)	%
Category	2026	2025		Change	2026	2025		Change
Rental revenue(1)	$155,527	$158,395	$(2,868)	(1.8)%	$193,882	$203,230	$(9,348)	(4.6)%
Tenant reimbursements(2)	30,168	30,614	(446)	(1.5)%	41,107	42,612	(1,505)	(3.5)%
Other income(3)	672	382	290	75.9%	848	915	(67)	(7.3)%
Rental income	$186,367	$189,391	$(3,024)	(1.6)%	$235,837	$246,757	$(10,920)	(4.4)%

Our Same Property Portfolio rental income decreased by $3.0 million, or 1.6%, and Total Portfolio rental income decreased by $10.9 million, or 4.4%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio and Total Portfolio rental revenue decreased by $2.9 million, or 1.8%, and $9.3 million, or 4.6%, respectively, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in our Same Property Portfolio rental revenue is primarily due to a $1.1 million increase in bad debt reserves and write-offs for tenant receivables not deemed probable of collection, a $0.8 million decrease related to net below-market lease intangibles, a $0.7 million net decrease related to lease terminations, reflecting lease termination income and related write-offs of deferred rent receivables, and lower weighted average occupancy, partially offset by the impact of rental rates. The decrease in Total Portfolio rental revenue also reflects a $9.2 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $2.8 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026.
(2) Tenant Reimbursements
Our Same Property Portfolio and Total Portfolio tenant reimbursements revenue decreased by $0.4 million, or 1.5%, and $1.5 million, or 3.5%, respectively, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in our Same Property Portfolio tenant reimbursements revenue is primarily due to lower reimbursable insurance expenses, lower billings for utilities and other reimbursable expenses, and lower tenant reimbursements due to differences in the timing of completing prior year recoverable expense reconciliations, partially offset by higher reimbursable property tax expenses. The decrease in Total Portfolio tenant reimbursements revenue also reflects a $1.9 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $0.9 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026.
(3) Other Income
Our Same Property Portfolio other income increased by $0.3 million, or 75.9%, and our Total Portfolio other income decreased by $0.1 million, or 7.3%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in our Same Property Portfolio other income was primarily due to increases in fees for late rental payments and miscellaneous income. The decrease in our Total Portfolio other income also reflects a $0.4 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $16 thousand increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue is zero for the three months ended September 30, 2026, compared to $0.1 million for the three months ended September 30, 2025, reflecting the termination of the Company’s management and leasing services agreements effective January 1, 2026.
Interest Income
Interest income decreased by $3.1 million, or 48.7%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio property expenses increased by $0.8 million, or 2.0%, and our Total Portfolio property expenses decreased by $0.9 million, or 1.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in our Same Property Portfolio property expenses is primarily due to higher property tax expenses, allocated overhead costs and repairs and maintenance expenses, partially offset by decreases in insurance and utility expenses. The decrease in Total Portfolio property expenses also reflects a $2.6 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $0.8 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026.

General and Administrative
Our Total Portfolio general and administrative expenses decreased by $6.6 million, or 33.0%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower non-cash equity compensation expense following the executive leadership transition and related transition and separation arrangements implemented in late 2025.
Depreciation and Amortization
Our Same Property Portfolio and Total Portfolio depreciation and amortization expense decreased by $0.8 million, or 1.6%, and $6.7 million, or 8.3%, respectively, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in our Same Property Portfolio depreciation and amortization expense is primarily due to acquisition‑related in‑place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2025, partially offset by higher depreciation expense related to capital improvements placed into service subsequent to January 1, 2025 and higher amortization of deferred leasing costs. The decrease in Total Portfolio depreciation and amortization expense also reflects an $8.3 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $2.4 million increase attributable to properties or buildings classified as current or future repositioning or development, or lease-up during 2025 or 2026, including a $4.3 million write-off of buildings and improvements during the three months ended September 30, 2026.
Other Expenses, Net
Our Total Portfolio other expenses, net, decreased by $1.7 million, or 39.3%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily due to a $2.0 million decrease in severance costs related to workforce reductions and a $1.3 million decrease in nonrecurring advisory service costs, partially offset by $1.3 million of construction demolition costs and a $0.5 million transition-related share-based compensation adjustment resulting from changes in estimated performance achievement, both recognized during the current period. For additional information regarding this adjustment, see Note 13 to our consolidated financial statements included in Item 1 of this Report on Form 10-Q.
Interest Expense
Our Total Portfolio interest expense decreased by $0.7 million, or 2.7%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in interest expense was primarily attributable to a $3.4 million decrease associated with the repayment of the $300 Million Term Loan and termination of the related interest rates swaps in September 2026, including a $2.9 million gain on the termination recognized as a reduction of interest expense, a $0.5 million decrease resulting from the repayment of the $60 Million Term Loan in July 2026, a $0.4 million decrease resulting from the repayment of the $100.0 million unsecured guaranteed senior notes (the “$100 Million Notes”) in August 2025, and a $0.2 million decrease resulting from the repayment of the $125 Million Notes in September 2026. These decreases were partially offset by a $3.0 million decrease in capitalized interest related to repositioning and development activities and a $1.0 million increase in interest expense associated with borrowings under our unsecured revolving facility.
Impairment of Real Estate
During the three months ended September 30, 2026, we recognized impairment charges totaling $71.8 million related to certain real estate assets. The impairment charges were primarily due to incremental write-downs on certain properties sold during the quarter that had been previously impaired to reflect costs to sell, as well as changes in management's assumptions regarding expected holding periods for properties identified for disposition, which resulted in estimated fair values below carrying value. No impairment charges were recognized during the three months ended September 30, 2025.
Gains on Sale of Real Estate
During the three months ended September 30, 2026, we sold 25 properties for an aggregate gross sales price of $1.3 billion and recognized gains on sale of real estate of $23.2 million on four of the properties. No gain or loss was recognized on the remaining 21 properties, as their carrying values had been reduced through impairment charges to approximate their sales prices, less costs to sell. During the three months ended September 30, 2025, we sold three properties for an aggregate gross sales price of $53.6 million and recognized gains on sale of real estate of $28.6 million.

Debt Extinguishment and Modification Expenses
During the three months ended September 30, 2026, we recognized $0.2 million of debt extinguishment and modification expenses resulting from the write-off of unamortized debt issuance costs in connection with the repayment of the $60 Million Term Loan in July 2026 and the repayments of the $300 Million Term Loan and $125 Million Notes in September 2026. No debt extinguishment and modification expenses were recognized during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table summarizes the historical results of operations for our Same Property Portfolio and Total Portfolio for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
	2026	2025		Change	2026	2025		Change
REVENUES
Rental income	$559,076	$556,112	$2,964	0.5%	$720,974	$737,146	$(16,172)	(2.2)%
Management and leasing services	—	—	—	—%	—	392	(392)	(100.0)%
Interest income	—	—	—	—%	8,713	17,498	(8,785)	(50.2)%
TOTAL REVENUES	559,076	556,112	2,964	0.5%	729,687	755,036	(25,349)	(3.4)%
OPERATING EXPENSES
Property expenses	122,823	119,594	3,229	2.7%	169,973	168,438	1,535	0.9%
General and administrative	—	—	—	—%	42,049	59,657	(17,608)	(29.5)%
Depreciation and amortization	154,516	160,043	(5,527)	(3.5)%	220,852	239,100	(18,248)	(7.6)%
TOTAL OPERATING EXPENSES	277,339	279,637	(2,298)	(0.8)%	432,874	467,195	(34,321)	(7.3)%
OTHER (EXPENSES) INCOME
Other income	—	—	—	—%	4,850	—	4,850	—%
Other expenses, net	—	—	—	—%	(662)	(6,701)	6,039	(90.1)%
Interest expense	—	—	—	—%	(79,956)	(79,452)	(504)	0.6%
Debt extinguishment and modification expenses	—	—	—	—%	(194)	(291)	97	(33.3)%
Impairment of real estate	—	—	—	—%	(703,412)	—	(703,412)	—%
Gains on sale of real estate	—	—	—	—%	71,382	86,101	(14,719)	(17.1)%
TOTAL OTHER (EXPENSES) INCOME	—	—	—	—%	(707,992)	(343)	(707,649)	206,311.7%
NET INCOME (LOSS)	$281,737	$276,475	$5,262	1.9%	$(411,179)	$287,498	$(698,677)	(243.0)%
Rental Income
In the following table, we present the components of rental income for the nine months ended September 30, 2026 and September 30, 2025, which include rental revenue, tenant reimbursements and other income related to leases. The below presentation of rental income is not, and is not intended to be, a presentation in accordance with GAAP. We are presenting this information because we believe it is frequently used by management, investors, securities analysts and other interested parties to understand and evaluate the Company’s performance.

	Same Property Portfolio				Total Portfolio
	Nine Months Ended September 30,		Increase/(Decrease)	%	Nine Months Ended September 30,		Increase/(Decrease)	%
Category	2026	2025		Change	2026	2025		Change
Rental revenue(1)	$466,378	$465,758	$620	0.1%	$592,653	$609,019	$(16,366)	(2.7)%
Tenant reimbursements (2)	90,712	88,872	1,840	2.1%	125,691	125,871	(180)	(0.1)%
Other income(3)	1,986	1,482	504	34.0%	2,630	2,256	374	16.6%
Rental income	$559,076	$556,112	$2,964	0.5%	$720,974	$737,146	$(16,172)	(2.2)%
Our Same Property Portfolio rental income increased by $3.0 million, or 0.5%, and Total Portfolio rental income decreased $16.2 million, or 2.2%, respectively, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, for the reasons described below:
(1) Rental Revenue
Our Same Property Portfolio rental revenue increased by $0.6 million, or 0.1%, and our Total Portfolio rental revenue decreased by $16.4 million, or 2.7%, respectively, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in our Same Property Portfolio rental revenue is primarily due to higher weighted average occupancy and a $0.2 million net increase related to lease terminations, reflecting lease termination income and related write-offs of deferred rent receivables, partially offset by a $2.7 million decrease related to net below-market lease intangibles, a $1.1 million increase in bad debt reserves and write-offs for tenant receivables not deemed probable of collection, and the impact of rental rates. The decrease in Total Portfolio rental revenue also reflects a $23.7 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $6.8 million increase attributable to properties classified as repositioning, development or lease-up during 2025 or 2026. The $6.8 million increase primarily reflects higher rental revenue during the current-year period, partially offset by $6.1 million of net lease termination income recognized in the prior year at one property.
(2) Tenant Reimbursements
Our Same Property Portfolio tenant reimbursements revenue increased by $1.8 million, or 2.1%, and our Total Portfolio tenant reimbursements revenue decreased by $0.2 million, or 0.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in our Same Property Portfolio tenant reimbursements revenue is primarily due to higher reimbursable property tax expenses and higher billings for other reimbursable expenses, partially offset by lower reimbursable insurance expenses, and lower tenant reimbursements due to differences in the timing of completing prior year recoverable expense reconciliations. The decrease in Total Portfolio tenant reimbursements revenue also reflects a $4.7 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026, partially offset by a $2.7 million increase attributable to properties classified as repositioning, development or lease-up during 2025 or 2026.
(3) Other Income
Our Same Property Portfolio and Total Portfolio other income increased by $0.5 million, or 34.0%, and $0.4 million, or 16.6%, respectively, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in our Same Property Portfolio other income was primarily due to increases in fees for late rental payments and miscellaneous income. The increase in our Total Portfolio other income also reflects a $0.2 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026.
Management and Leasing Services
Our Total Portfolio management and leasing services revenue is zero for the nine months ended September 30, 2026, compared to $0.4 million for the nine months ended September 30, 2025, reflecting the termination of the Company’s management and leasing services agreements effective January 1, 2026.

Interest Income
Interest income decreased by $8.8 million, or 50.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a decrease in the average cash balance invested in money market accounts.
Property Expenses
Our Same Property Portfolio and Total Portfolio property expenses increased by $3.2 million, or 2.7%, and $1.5 million, or 0.9%, respectively, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in our Same Property Portfolio property expenses is primarily due to higher property tax expenses, allocated overhead costs and repairs and maintenance expenses, partially offset by decreases in insurance and utility expenses. The increase in Total Portfolio property expenses also reflects a $2.4 million increase attributable to properties classified as repositioning, development or lease-up during 2025 or 2026, partially offset by a $4.1 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026.
General and Administrative
Our Total Portfolio general and administrative expenses decreased by $17.6 million, or 29.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower non-cash equity compensation expense following the executive leadership transition and related transition and separation arrangements implemented in late 2025.
Depreciation and Amortization
Our Same Property Portfolio and Total Portfolio depreciation and amortization expense decreased by $5.5 million, or 3.5%, and $18.2 million, or 7.6%, respectively, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in our Same Property Portfolio depreciation and amortization expense is primarily due to acquisition-related in-place lease intangibles becoming fully depreciated at certain of our properties subsequent to January 1, 2025 and a $4.0 million write-off of acquisition-related in-place lease intangibles recorded in the first quarter of 2025. These decreases were partially offset by higher depreciation expense related to capital improvements placed into service subsequent to January 1, 2025 and higher amortization of deferred leasing costs. The decrease in Total Portfolio depreciation and amortization expense also reflects a $10.7 million decrease attributable to properties disposed of between January 1, 2025 and September 30, 2026 and a $2.0 million decrease attributable to properties classified as repositioning, development or lease-up during 2025 or 2026.
Other Income
During the nine months ended September 30, 2026, we recognized $4.9 million of other income, consisting of $3.5 million related to the resolution of a dispute with a former tenant pursuant to a settlement agreement and $1.4 million related to the sale of solar tax credits. No comparable income was recognized during the prior year period.
Other Expenses, Net
Our Total Portfolio other expenses, net, decreased by $6.0 million, or 90.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to a $3.5 million decrease in severance costs related to workforce reductions, a $2.4 million reduction in previously recognized transition-related share-based compensation expense resulting from changes in estimated performance achievement, a $1.2 million decrease in nonrecurring advisory service costs, and a $0.3 million decrease in write-offs of construction-related costs associated with cancelled projects, partially offset by a $0.9 million increase in construction demolition costs and $0.6 million of employer-paid payroll taxes associated with the vesting of transition-related restricted stock awards in April 2026. For additional information regarding the transition-related share-based compensation adjustment, see Note 13 to our consolidated financial statements included in Item 1 of this Report on Form 10-Q.

Interest Expense
Our Total Portfolio interest expense increased by $0.5 million, or 0.6%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in interest expense was primarily attributable to a $6.9 million decrease in capitalized interest related to repositioning and development activities and a $1.9 million increase related to borrowings under our unsecured revolving facility. These increases were partially offset by a $3.6 million decrease associated with the repayment of the $300 Million Term Loan and termination of the related interest rate swaps in September 2026, including a $2.9 million gain on termination recognized as a reduction of interest expense, a $2.6 million decrease resulting from the repayment of the $100 Million Notes in August 2025, a $1.4 million decrease reflecting new interest rate swaps on our $400.0 million term loan facility that became effective on July 1, 2025, resulting in a lower effective fixed interest rate on the term loan facility, a $0.5 million decrease resulting from the repayment of the $60 Million Term Loan in July 2026, and a $0.2 million decrease resulting from the repayment of the $125 Million Notes in September 2026.
Impairment of Real Estate
During the nine months ended September 30, 2026, we recognized impairment charges totaling $703.4 million related to certain real estate assets. The impairment charges were primarily attributable to changes in management's assumptions regarding expected holding periods for properties identified for disposition, which resulted in estimated fair values below carrying value, as well as incremental write-downs on certain properties sold during 2026 that had been previously impaired, primarily to reflect estimated costs to sell. No impairment charges were recognized during the nine months ended September 30, 2025.
Gains on Sale of Real Estate
During the nine months ended September 30, 2026, we sold 37 properties for an aggregate gross sales price of $1.5 billion and recognized gains on sale of real estate of $71.4 million on nine of the properties. No gain or loss was recognized on the remaining 28 properties, as their carrying values had been reduced through impairment charges to approximate their sales prices, less costs to sell. During the nine months ended September 30, 2025, we sold six properties for an aggregate gross sales price of $187.6 million and recognized gains on sale of real estate of $86.1 million.
Debt Extinguishment and Modification Expenses
During the nine months ended September 30, 2026, we recognized $0.2 million of debt extinguishment and modification expenses resulting from the write-off of unamortized debt issuance costs in connection with the repayment of the $60 Million Term Loan in July 2026 and the repayments of the $300 Million Term Loan and $125 Million Notes in September 2026. During the nine months ended September 30, 2025, we recognized $0.3 million of debt extinguishment and modification expenses, consisting of $0.2 million from the write-off of unamortized debt issuance costs attributable to creditors under the unsecured revolving credit facility that were not included in the May 2025 amended senior unsecured credit agreement and $0.1 million of third-party fees associated with the modification of the $400.0 million unsecured term loan facility.

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

The following table sets forth a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and Core FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,070	$93,056	$(411,179)	$287,498
Adjustments:
Depreciation and amortization	74,440	81,172	220,852	239,100
Impairment of real estate	71,834	—	703,412	—
Gains on sale of real estate	(23,208)	(28,583)	(71,382)	(86,101)
Funds From Operations (FFO)	$141,136	$145,645	$441,703	$440,497
Adjustments:
Acquisition expenses(1)	—	161	—	263
Debt extinguishment and modification expenses	194	—	194	291
Gain on termination of interest rate swaps	(2,874)	—	(2,874)	—
Former executive officer transition-related share-based compensation(1)(2)	528	—	(1,802)	—
Non-capitalizable demolition costs(1)	1,309	—	1,309	365
Severance costs(1)(3)	680	2,728	949	4,410
Other nonrecurring expenses(1)(4)	—	1,259	107	1,259
Write-offs of below-market lease intangibles related to terminations(5)	—	—	(497)	—
Core FFO	$140,973	$149,793	$439,089	$447,085
Less: preferred stock dividends	(2,314)	(2,314)	(6,943)	(6,943)
Less: Core FFO attributable to noncontrolling interests(6)	(5,351)	(5,045)	(16,266)	(15,485)
Less: Core FFO attributable to participating securities(7)	(610)	(734)	(2,022)	(2,225)
Company share of Core FFO	$132,698	$141,700	$413,858	$422,432
(1)Amounts are included in the line item “Other expenses, net” in the consolidated statements of operations.
(2)Reflects an increase (decrease) in share-based compensation expense related to updated estimates of achievement for the FFO performance condition associated with certain performance awards held by former executive officers. The decrease for the nine months ended September 30, 2026 was partially offset by employer payroll taxes related to the vesting of transition-related restricted stock awards in April 2026.
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
(7)Participating securities include unvested shares of restricted stock, unvested LTIP units of partnership interest in our Operating Partnership and unvested performance units in our Operating Partnership. For the nine months ended September 30, 2026, Core FFO attributable to participating securities was adjusted to exclude $691 thousand of otherwise allocable Core FFO related solely to the transition-related restricted stock awards noted above, which vested in April 2026, consistent with the exclusion of the related transition-related compensation costs from Core FFO.

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
The following table sets forth the revenue and expense items comprising NOI and the adjustments to calculate Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income	$235,837	$246,757	$720,974	$737,146
Less: Property expenses	56,996	57,879	169,973	168,438
Net Operating Income	$178,841	$188,878	$551,001	$568,708
Above/(below) market lease revenue adjustments	(3,438)	(5,254)	(11,890)	(20,228)
Straight line rental revenue adjustment	(6,000)	(8,164)	(31,103)	(20,599)
Cash Net Operating Income	$169,403	$175,460	$508,008	$527,881

The following table sets forth a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI, Same Property Portfolio NOI and Same Property Portfolio Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,070	$93,056	$(411,179)	$287,498
Adjustments:
General and administrative	13,431	20,037	42,049	59,657
Depreciation and amortization	74,440	81,172	220,852	239,100
Other income	—	—	(4,850)	—
Other expenses, net	2,561	4,218	662	6,701
Interest expense	24,785	25,463	79,956	79,452
Debt extinguishment and modification expenses	194	—	194	291
Management and leasing services	—	(118)	—	(392)
Interest income	(3,266)	(6,367)	(8,713)	(17,498)
Impairment of real estate	71,834	—	703,412	—
Gains on sale of real estate	(23,208)	(28,583)	(71,382)	(86,101)
Net Operating Income	$178,841	$188,878	$551,001	$568,708
Above/(below) market lease revenue adjustments	(3,438)	(5,254)	(11,890)	(20,228)
Straight line rental revenue adjustment	(6,000)	(8,164)	(31,103)	(20,599)
Cash Net Operating Income	$169,403	$175,460	$508,008	$527,881

Net Operating Income	$178,841	$188,878	$551,001	$568,708
Non-Same Property Portfolio rental income	(49,470)	(57,366)	(161,898)	(181,034)
Non-Same Property Portfolio property expenses	14,807	16,531	47,150	48,844
Same Property Portfolio NOI	$144,178	$148,043	$436,253	$436,518
Straight line rental revenue adjustment	(3,976)	(5,462)	(17,476)	(18,834)
Above/(below) market lease revenue adjustments	(3,607)	(4,440)	(11,586)	(14,266)
Same Property Portfolio Cash NOI	$136,595	$138,141	$407,191	$403,418
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

The following table sets forth a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,070	$93,056	$(411,179)	$287,498
Interest expense	24,785	25,463	79,956	79,452
Depreciation and amortization	74,440	81,172	220,852	239,100
Impairment of real estate	71,834	—	703,412	—
Gains on sale of real estate	(23,208)	(28,583)	(71,382)	(86,101)
EBITDAre	$165,921	$171,108	$521,659	$519,949
Supplemental Guarantor Information
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At September 30, 2026, the Operating Partnership had issued and outstanding $300.0 million of 5.000% Senior Notes due 2028 (the “$300 Million Notes due 2028”), $400.0 million of 2.125% Senior Notes due 2030 (the “$400 Million Notes due 2030”), $400 million of 2.150% Senior Notes due 2031 (the “$400 Million Notes due 2031”), $575.0 million of 4.375% Exchangeable Senior Notes due 2027 (the “2027 Exchangeable Notes”) and $575.0 million of 4.125% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and together with the 2027 Exchangeable Notes, the “Exchangeable Notes”). The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the $300 Million Notes due 2028, $400 Million Notes due 2030, $400 Million Notes due 2031 and Exchangeable Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.
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
Financial Condition, Liquidity and Capital Resources
Overview
Our short-term liquidity requirements consist primarily of funds to pay for operating expenses, interest expense, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions, debt repayments, share repurchases, and distributions to our common and preferred stockholders and holders of common units of partnership interests in our Operating Partnership (“OP Units”). We expect to meet our short-term liquidity requirements through available cash on hand, cash flow from operations, disposition proceeds and by drawing on our unsecured revolving credit facility.
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

As of September 30, 2026, we had:
•Outstanding fixed-rate and variable-rate debt with varying maturities for an aggregate principal amount of $2.8 billion, with $589.0 million due within 12 months (including $575.0 million of 2027 Exchangeable Notes due on March 15, 2027);
•Total scheduled interest payments on our fixed rate debt and projected net interest payments on our variable rate debt and interest rate swaps of $277.9 million, of which $92.0 million is due within 12 months;
•Commitments of $66.4 million for tenant improvements under certain tenant leases and construction work related to obligations under contractual agreements with our construction vendors; and
•Operating lease commitments with aggregate lease payments of $28.7 million, of which $1.6 million is due within 12 months.
See “Note 6 – Notes Payable” to the consolidated financial statements included in Item 1 of this Report on Form 10-Q for further details regarding the scheduled principal payments. Also see “Note 7 – Leases” to the consolidated financial statements for further details regarding the scheduled operating lease payments.
As of September 30, 2026, our cash and cash equivalents were $423.6 million, and we did not have any borrowings outstanding under our unsecured revolving credit facility, leaving $1.245 billion available for future borrowings after giving effect to the $4.6 million letter of credit that was issued under the unsecured revolving credit facility.
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
Capital Recycling
Dispositions are an ongoing component of our capital allocation strategy. We evaluate properties for potential disposition based on their long-term expected growth and risk-adjusted return relative to alternative uses of capital, considering among other factors, local market conditions and lease rates, competitive supply, asset type and location, potential uses of proceeds and tax considerations.
During the nine months ended September 30, 2026, as part of our portfolio realignment, we completed the sale of 37 properties for an aggregate gross sales price of $1.53 billion and net cash proceeds of $1.46 billion, including the sale of a property portfolio to an affiliate of EQT Real Estate. We have used and intend to continue to use these proceeds to repay outstanding indebtedness, including $485.0 million of debt repaid during the third quarter of 2026 and the planned repayment of our $575.0 million 2027 Exchangeable Notes at maturity, to repurchase shares of our common stock and to fund value-add repositioning and select development within our existing portfolio. We currently anticipate gross disposition proceeds of approximately $1.7 billion to $2.0 billion for 2026.
Our capital allocation priorities are focused on strengthening our balance sheet and enhancing financial flexibility while pursuing opportunities that we believe offer attractive risk-adjusted returns. The timing and volume of future dispositions will depend on market conditions, pricing, asset-specific circumstances, our capital needs and other capital allocation considerations. Our ability to dispose of properties on advantageous terms, or at all, depends on a number of factors, including the availability and cost of credit to potential buyers. To the extent pricing does not reflect what we believe to be the value of an asset, we may elect to retain it.
We may, when appropriate, structure dispositions as tax-deferred like-kind exchanges under Section 1031 of the Code (“1031 Exchanges”). We did not pursue 1031 Exchanges in connection with dispositions completed during the nine months ended September 30, 2026. A 1031 Exchange generally requires the identification of a replacement property within 45 days and completion of the exchange within 180 days of the sale date.

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
During the nine months ended September 30, 2026, we did not sell any shares of common stock directly through sales agents or enter into any forward equity sale agreements under the ATM Program.
As of September 30, 2026, approximately $927.4 million of common stock remained available to be sold under the ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.
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
Investment Grade Rating
Our credit ratings at September 30, 2026, were Baa2 (Stable outlook) from Moody’s and BBB+ (Stable outlook) from both S&P and Fitch with respect to our Credit Agreement (described below), Exchangeable Notes, $25.0 million unsecured guaranteed senior notes and $75.0 million unsecured guaranteed senior notes (together, the “Series 2019A and 2019B Notes”), $300 Million Notes due 2028, $400 Million Notes due 2030 and $400 Million Notes due 2031. Our credit ratings at September 30, 2026, were BBB- from both S&P and Fitch with respect to our 5.875% Series B Cumulative Redeemable Preferred Stock and our 5.625% Series C Cumulative Redeemable Preferred Stock. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit rating, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.
Credit Agreement
As of September 30, 2026, under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), we have an unsecured revolving credit facility with a borrowing capacity of $1.25 billion (the “Revolver”), which also allows us to issue letters of credit up to an aggregate amount not to exceed $100.0 million, and a $400.0 million unsecured term loan facility (the “$400 Million Term Loan”). We previously maintained the $300 Million Term Loan, which was repaid in full on September 17, 2026. Subject to certain terms and conditions set forth in the Credit Agreement, we may request additional lender commitments and increase the size of the Credit Agreement by an additional $1.05 billion, which may be comprised of additional revolving commitments under the Revolver, additional term loan commitments, additional term loan tranches or any combination of the foregoing.

Interest on the Credit Agreement is generally to be paid based upon, at our option, either Term SOFR, daily SOFR or a base rate, plus an applicable margin based on our leverage ratio and debt ratings. The applicable margin on the $400 Million Term Loan ranges from 0.80% to 1.60% per annum for SOFR-based loans and 0.00% to 0.60% per annum for base rate loans. The applicable margin for the Revolver ranges from 0.725% to 1.400% per annum for SOFR-based loans and letters of credit and 0.00% to 0.40% per annum for base rate loans. In addition to the interest payable on amounts outstanding under the Revolver, we are required to pay an applicable credit facility fee, on each lender's commitment amount under the Revolver, regardless of usage. The applicable credit facility fee ranges from 0.125% to 0.300% per annum, depending on our leverage ratio and investment grade ratings.
The Credit Agreement also features a sustainability-linked pricing component that can periodically adjust the applicable margin by -0.04%, zero or 0.04% and adjust the applicable credit facility fee by -0.01%, zero or 0.01%, depending on our achievement of the annual sustainability performance metrics. In January 2026, after certifying that our sustainability performance targets were met for 2025, the applicable margin decreased by 0.040% to 0.685% for the Revolver and to 0.760% for the $400 Million Term Loan, and the credit facility fee decreased by 0.010% to 0.115%.
The Revolver and $400 Million Term Loan may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts repaid or prepaid under the $400 Million Term Loan may not be reborrowed.
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
Uses of Liquidity
Recurring and Nonrecurring Capital Expenditures
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. As discussed above under “— Factors that May Influence Future Results of Operations —Acquisitions, Disposition and Value-Add Repositioning and Development of Properties,” as of September 30, 2026, 17 of our properties were under current repositioning/development or lease-up. We currently estimate that approximately $110.6 million of additional capital will be required over the next several years to complete the repositioning/development of these properties. However, this estimate is based on our current construction plans and budgets, both of which are subject to change as a result of a number of factors, including increased costs of building materials or construction services (including as a result of trade disputes and tariffs) and construction delays related to supply chain backlogs and increased lead time on building materials. If we are unable to complete construction on schedule or within budget, we could incur increased construction costs and experience potential delays in leasing the properties. We expect to fund these capital expenditures through a combination of available cash on hand, disposition proceeds, the issuance of common stock under the ATM Program, cash flow from operations and borrowings available under the Revolver.
The following table sets forth certain information regarding non-recurring and recurring capital expenditures at the properties in our portfolio as follows:

	Nine Months Ended September 30, 2026
	Total(1)	Square Feet(2)	Per Square Foot(3)
Non-Recurring Capital Expenditures(4)	$105,850	37,490,941	$2.82
Recurring Capital Expenditures(5)	11,749	44,722,784	$0.26
Total Capital Expenditures	$117,599
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
On October 20, 2026, our board of directors declared the following quarterly cash dividends/distributions, record dates and payment dates.

Security	Amount per Share/Unit	Record Date	Payment Date
Common stock	$0.435	December 31, 2026	January 15, 2027
OP Units	$0.435	December 31, 2026	January 15, 2027
5.875% Series B Cumulative Redeemable Preferred Stock	$0.367188	December 15, 2026	December 31, 2026
5.625% Series C Cumulative Redeemable Preferred Stock	$0.351563	December 15, 2026	December 31, 2026
3.00% Cumulative Redeemable Convertible Preferred Units	$0.545462	December 15, 2026	December 31, 2026
Stock Repurchase Programs
On July 20, 2026, the Board authorized a new stock repurchase program pursuant to which we may repurchase up to a maximum of $1.0 billion of our outstanding common stock (the “July 2026 Repurchase Program”), which expires on July 31, 2028, unless modified, extended or terminated earlier at the Board’s discretion. The July 2026 Repurchase Program replaced and superseded our previously authorized April 2026 repurchase program, which replaced and superseded our February 2026 stock repurchase program.
Under our stock repurchase programs, we may repurchase our shares from time to time in the open market, in privately negotiated transactions or in other transactions as permitted by federal securities laws. The amount and timing of repurchases depend on a number of factors, including the price and availability of our shares, trading volume and general market conditions.
During the nine months ended September 30, 2026, we repurchased 16,479,275 shares of common stock for an aggregate cost of $609.1 million, including commissions, at a weighted average price of $36.94 per share. Of this amount, $300.2 million was repurchased under our previously authorized stock repurchase programs prior to their termination and $308.9 million was repurchased under the July 2026 Repurchase Program. Subsequent to September 30, 2026, we repurchased and settled an additional 2,727,769 shares under the July 2026 Repurchase Program for an aggregate cost of $100.0 million, including commissions, at a weighted average price of $36.64 per share, leaving $591.1 million available for future repurchases.

Indebtedness Outstanding
The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2026:

	Contractual Maturity Date		Margin Above SOFR		Effective Interest Rate(1)		Principal Balance (in thousands)(2)
Unsecured and Secured Debt:
Unsecured Debt:
Revolving Credit Facility	5/30/2029	(3)	S+0.685%	(4)	4.585%	(5)	$—
$575M Exchangeable Senior Notes due 2027(6)	3/15/2027		n/a		4.375%		575,000
$300M Senior Notes due 2028	6/15/2028		n/a		5.000%		300,000
$575M Exchangeable Senior Notes due 2029(6)	3/15/2029		n/a		4.125%		575,000
$25M Series 2019A Senior Notes	7/16/2029		n/a		3.880%		25,000
$400M Term Loan	5/30/2030		S+0.760%	(4)	4.174%	(7)	400,000
$400M Senior Notes due 2030	12/1/2030		n/a		2.125%		400,000
$400M Senior Notes due 2031	9/1/2031		n/a		2.150%		400,000
$75M Series 2019B Senior Notes	7/16/2034		n/a		4.030%		75,000
Total Unsecured Debt							$2,750,000

Secured Debt:
13943-13955 Balboa Boulevard	7/1/2027		n/a		3.930%		13,504
2205 126th Street	12/1/2027		n/a		3.910%		5,200
2410-2420 Santa Fe Avenue	1/1/2028		n/a		3.700%		10,300
11832-11954 La Cienega Boulevard	7/1/2028		n/a		4.260%		3,624
Gilbert/La Palma	3/1/2031		n/a		5.125%		1,156
7817 Woodley Avenue	8/1/2039		n/a		4.140%		2,500
Total Secured Debt							$36,284
Total Consolidated Debt					3.700%		$2,786,284
(1)Reflects the contractual interest rate under the terms of each loan as of September 30, 2026 (and the weighted average interest rate for total consolidated debt) and includes the effect of interest rate swaps that were effective as of September 30, 2026. The interest rate is not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $19.1 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2026.
(3)The Revolver has two six-month extensions, subject to certain terms and conditions.
(4)As of September 30, 2026, the interest rates on these loans are comprised of daily SOFR for both the Revolver and the $400 Million Term Loan, plus an applicable margin of 0.725% per annum for the Revolver and 0.80% per annum for the $400 Million Term Loan, less a sustainability-related rate adjustment of 0.04%. These loans are also subject to a 0% SOFR floor.
(5)The Revolver is subject to an applicable facility fee which is calculated as a percentage of the total lenders’ commitment amount, regardless of usage. As of September 30, 2026, the applicable facility fee is 0.125%, less a sustainability-related rate adjustment of 0.01%. The effective rate assumes daily SOFR of 3.900% as of September 30, 2026.
(6)Noteholders have the right to exchange their notes upon the occurrence of certain events. Exchanges will be settled by delivering cash up to the principal amount of the Exchangeable Notes exchanged, and in respect of the remainder of the exchanged value, if any, in excess thereof, in cash or in a combination of cash and shares of our common stock, at our option.
(7)As of September 30, 2026, Term SOFR for the $400 Million Term Loan has been swapped to a fixed rate of 3.41375%, resulting in an all-in fixed rate of 4.17375% after adding the applicable margin and sustainability-related rate adjustment.

The following table summarizes the composition of our consolidated debt between fixed-rate and variable-rate and secured and unsecured debt as of September 30, 2026:

	Weighted Average Term Remaining (in years)	Effective Interest Rate(1)	Principal Balance (in thousands)(2)	% of Total
Fixed vs. Variable:
Fixed(3)	2.9	3.700%	$2,786,284	100.0%
Variable	—	—%	$—	—%
Secured vs. Unsecured:
Secured	2.0	3.947%	$36,284	1.0%
Unsecured	2.9	3.697%	$2,750,000	99.0%
(1)Includes the effect of interest rate swaps that were effective as of September 30, 2026. Interest rates are not adjusted to include the amortization of debt issuance costs or unamortized fair market value premiums/discounts or the facility fee on the Revolver.
(2)Excludes unamortized debt issuance costs and premiums/discounts totaling $19.1 million, which are presented as a reduction of the carrying value of our debt in our consolidated balance sheet as of September 30, 2026.
(3)Fixed-rate debt includes our variable-rate debt that has been effectively fixed through the use of interest rate swaps through maturity.
At September 30, 2026, we had consolidated indebtedness of $2.8 billion, reflecting a net debt to total combined market capitalization of approximately 22.2%. Our total market capitalization is defined as the sum of the liquidation preference of our outstanding preferred stock and preferred units plus the market value of our common stock excluding shares of nonvested restricted stock, plus the aggregate value of common units not owned by us, plus the value of our net debt. Our net debt is defined as our consolidated indebtedness less cash and cash equivalents.
Debt Covenants
The Credit Agreement and Series 2019A and 2019B Notes all include a series of financial and other covenants that we must comply with. All financial ratios, metrics and terms used in the covenants below are defined in the applicable loan agreements and are tested on a quarterly basis.
•Maintaining a ratio of total indebtedness to total asset value of not more than 60%;
•For the Credit Agreement, maintaining a ratio of secured debt to total asset value of not more than 45%;
•For the Series 2019A and 2019B Notes, maintaining a ratio of secured debt to total asset value of not more than 40%;
•For the Series 2019A and 2019B Notes, maintaining a ratio of total secured recourse debt to total asset value of not more than 15%;
•For the Series 2019A and 2019B Notes, maintaining a minimum tangible net worth of at least the sum of (i) $760,740,750, and (ii) an amount equal to at least 75% of the net equity proceeds received by the Company after September 30, 2016;
•Maintaining a ratio of adjusted EBITDA to fixed charges of at least 1.5 to 1.0;
•For the Credit Agreement and Series 2019A and 2019B Notes, maintaining a ratio of total unsecured debt to total unencumbered asset value of not more than 60%; and
•For the Credit Agreement and Series 2019A and 2019B Notes, maintaining a ratio of unencumbered NOI (as defined in each of the loan agreements) to unsecured interest expense of at least 1.75 to 1.00.

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

Subject to the terms of the Credit Agreement, Series 2019A and 2019B Notes and Registered Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest, (ii) a default in the payment of certain of our other indebtedness, and (iii) a default in compliance with the covenants set forth in the debt agreement, the principal and accrued and unpaid interest on the outstanding debt may be declared immediately due and payable at the option of the administrative agent, lenders, trustee and/or noteholders, as applicable, and in the event of bankruptcy and other insolvency defaults, the principal and accrued and unpaid interest on the outstanding debt will become immediately due and payable. In addition, we are required to maintain at all times a credit rating on the Series 2019A and 2019B Notes from either S&P, Moody’s or Fitch.
We were in compliance with all of our required quarterly financial debt covenants as of September 30, 2026.
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table summarizes the changes in net cash flows associated with our operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Cash provided by operating activities	$399,709	$430,340	$(30,631)
Cash provided by (used in) investing activities	$1,295,039	$(71,381)	$1,366,420
Cash used in financing activities	$(1,436,936)	$(100,510)	$(1,336,426)
Net cash provided by operating activities. Net cash provided by operating activities decreased by $30.6 million to $399.7 million for the nine months ended September 30, 2026, compared to $430.3 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower Cash NOI from properties disposed of between January 1, 2025 and September 30, 2026, and higher leasing costs associated with increased leasing activity.
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $1.3 billion for the nine months ended September 30, 2026, compared to net cash used in investing activities of $71.4 million for the nine months ended September 30, 2025. The $1.4 billion change was primarily attributable to a $1.3 billion increase in proceeds from the sale of real estate and an $84.4 million decrease in cash paid for construction costs, including costs related to repositioning and development projects.
Net cash used in financing activities. Net cash used in financing activities increased by $1.3 billion to $1.4 billion for the nine months ended September 30, 2026, compared to $100.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to the following: (i) a $477.6 million decrease in net cash proceeds from issuances of common stock, as no shares were issued for cash during the nine months ended September 30, 2026, (ii) a $459.0 million increase in cash used for the repurchase of common stock, (iii) the repayment of the $300 Million Term Loan in September 2026, (iv) the repayment of the $125 Million Notes in September 2026, and (v) the repayment of the $60 Million Term Loan in July 2026. The increase was partially offset by the repayment of the $100 Million Notes in August 2025.

Inflation
We do not believe that inflation has historically had a material impact on the Company. Continued inflationary pressures, together with higher costs driven by changes in trade and tariff policies, geopolitical instability, competing demand for construction materials, and volatility in global energy markets, may result in increased operating expenses and capital expenditures which could have a material impact on our financial position or results of operations. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases to real estate taxes, utility expenses and other operating expenses may be partially offset by the contractual rent increases and tenant reimbursements of such expenses.

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
As of September 30, 2026, we had total consolidated indebtedness, excluding unamortized debt issuance costs and premiums/discounts, of $2.79 billion. As of September 30, 2026, 100.0% of this consolidated indebtedness was fixed-rate debt under the terms of the underlying debt agreements or through the use of interest rate swaps. As such, as of September 30, 2026, if SOFR were to increase or decrease, there would be no impact on interest expense or future earnings and cash flows related to our outstanding indebtedness. However, we remain exposed to interest rate risk as existing indebtedness matures and is refinanced at prevailing interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes that occurred during the period covered by this report in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2026 to July 31, 2026	46	$37.24	—	$1,000,000
August 1, 2026 to August 31, 2026	2,263,049	$37.33	2,262,539	$915,504
September 1, 2026 to September 30, 2026	5,881,228	$38.14	5,881,072	$691,090
	8,144,323	$37.91	8,143,611
(1)Includes 712 shares of common stock that were tendered by certain of our employees to satisfy tax withholding obligations related to the vesting of restricted shares of common stock.
(2)On July 20, 2026, our Board authorized a new stock repurchase program pursuant to which we may repurchase up to $1.0 billion of our outstanding common stock. The information presented in the table relates solely to this repurchase program.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
(a). None.
(b). None.
(c). During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
10.1
Agreement of Purchase and Sale and Escrow Instructions, dated as of August 13, 2026, by and among the entities set forth on Schedule A thereto, as sellers, and Exeter 10545 Production, LLC, as buyer, as amended by Amendment No. 1 thereto, dated September 10, 2026, and Amendment No. 2 thereto, dated September 16, 2026 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on September 17, 2026).

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
101.1*
The registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited) that have been detail tagged.

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

Rexford Industrial Realty, Inc.

October 26, 2026	/s/ Laura Clark
Laura Clark
Chief Executive Officer (Principal Executive Officer)

October 26, 2026	/s/ Michael Fitzmaurice
Michael Fitzmaurice
Chief Financial Officer (Principal Financial and Accounting Officer)